Form 10-Q
period 1993-12-31
AMERICREDIT CORP
filed 1994-02-10
CIK 804269

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1993

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _________________ to __________________

                        Commission file number
                               1-10667

                          AmeriCredit Corp.
      (Exact name of registrant as specified in its charter)

             Texas                             75-2291093
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)


          777 Taylor Street, Suite 800, Fort Worth, Texas, 76102
                 (Address of principal executive offices)
                           (Zip Code)

                         (817) 332-7000
          (Registrant's telephone number, including area code)

                               N/A
         (Former name, former address and former fiscal
               year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ____    ____

   There were 29,140,133 shares of common stock, $.01 par value outstanding as of February 1, 1994.

                        AMERICREDIT CORP.

                       INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

                                                               PAGE
                                                               ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1993
         and June 30, 1993                                       3

         Consolidated Statements of Operations - Three Months
         Ended December 31, 1993 and 1992  and Six Months
         Ended December 31, 1993 and 1992                        4

         Consolidated Statements of Cash Flows - Six
         Months Ended December 31, 1993 and 1992                 5

         Notes to Consolidated Financial Statements              6

     Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                          8

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                 15

     Item 6.  Exhibits and Reports on Form 8-K                  15

SIGNATURE                                                       16


                      PART I - FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

                            AMERICREDIT CORP.
                       CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED, DOLLARS IN THOUSANDS)

                                             DECEMBER 31,    JUNE 30,
                                                 1993          1993
                                             ------------    -------
ASSETS

  Cash and cash equivalents                   $ 44,652       $ 33,268
  Investment securities                         30,925         35,157
  Finance receivables, net                      49,583         43,889
  Property and equipment, net                    4,514          5,582
  Other assets                                   1,849          1,931
  Investment in affiliate                                      11,300
                                              --------       --------
     Total assets                             $131,523       $131,127
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Notes payable                             $    977       $  1,278
    Accrued taxes and expenses                   5,182          7,065
                                              --------       --------

     Total liabilities                           6,159          8,343
                                              --------       --------

  Contingencies (Note 4)

  Shareholders' equity:
    Common stock, $.01 par value per
      share; 120,000,000 shares authorized;
      31,752,733 and 31,723,733 shares
      issued, respectively                         318            317
    Additional paid-in capital                 189,805        189,695
    Accumulated deficit                        (58,313)       (60,782)
                                              --------       --------
                                               131,810        129,230
    Treasury stock, at cost
      (2,614,200 shares)                        (6,446)        (6,446)
                                              --------       --------

      Total shareholders' equity               125,364        122,784
                                              --------       --------

      Total liabilities and
       shareholders' equity                   $131,523       $131,127
                                              ========       ========










               The accompanying notes are an integral part of these consolidated financial statements.

                             AMERICREDIT CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                DECEMBER 31,                 DECEMBER 31,
                             ------------------           ----------------
                               1993         1992          1993         1992
                               ----         ----          ----         ----
Revenue:
  Finance charge income    $     3,006  $     3,638   $     5,902  $     7,901
  Investment income                877          469         1,599          939
  Other income                      92           52           176           84
  Sales                                       2,803                      8,271
  Equity in income of
   affiliate                                     53                        131
                           -----------  -----------   -----------  -----------
                                 3,975        7,015         7,677       17,326
                           -----------  -----------   -----------  -----------

Costs and expenses:
  Operating expenses             1,568        3,011         2,981        6,098
  General and administrative
    expenses                       755          936         1,586        2,450
  Provision for losses             264        6,045           552        7,725
  Interest expense                  54           59            89          114
  Cost of sales                               2,820                      6,986
  Restructuring charges                      15,404                     15,404
                           -----------  -----------   -----------  -----------
                                 2,641       28,275         5,208       38,777
                           -----------  -----------   -----------  -----------
Income (loss) before
  income taxes                   1,334      (21,260)        2,469      (21,451)

Provision for income
  taxes
                           -----------  -----------   -----------  -----------

  Net income (loss)        $     1,334  $   (21,260)  $     2,469  $   (21,451)
                           ===========  ===========   ===========  ===========

Earnings (loss) per
  share                    $       .04  $      (.73)  $      .08   $      (.73)
                           ===========  ===========   ==========   ===========

Weighted average shares
  and share equivalents     32,614,405   28,936,768   31,311,118    29,553,485
                           ===========  ===========   ==========   ===========















                The accompanying notes are an integral part of these consolidated financial statements

                            AMERICREDIT CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED, DOLLARS IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                      -----------------------
                                                        1993           1992
                                                      -------       ---------
Cash flows from operating activities:
  Net income (loss)                                   $ 2,469       $(21,451)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                       631          1,064
      Provision for losses                                552          7,725
      Equity in income of affiliate                                     (131)
      Restructuring charges                                            2,401
      Changes in assets and liabilities:
        Income tax refunds receivable                                 10,546
        Other assets                                      516          6,724
        Accrued taxes and expenses                     (1,883)         7,950
                                                      -------       --------
          Net cash provided by operating activities     2,285         14,828
                                                      -------       --------
Cash flows from investing activities:
  Purchases and originations of finance receivables   (27,457)       (10,559)
  Principal collections and recoveries on
    finance receivables                                21,211         22,873
  Purchases of property and equipment                     (90)          (330)
  Proceeds from disposition of property and equipment      93             94
  Purchases of investment securities                   (9,700)        (6,935)
  Proceeds from sales and maturities of investment
    securities                                         13,932            539
  Proceeds from sale of investment in affiliate        11,300
                                                      -------       --------
          Net cash provided by investing activities     9,289          5,682
                                                      -------       --------
Cash flows from financing activities:
  Payments on notes payable                              (301)          (266)
  Proceeds from issuance of common stock                  111            194
  Purchase of treasury stock                                          (5,852)
                                                      -------       --------
          Net cash used by financing activities          (190)        (5,924)
                                                      -------       --------
Net increase in cash and cash equivalents              11,384         14,586

Cash and cash equivalents at beginning of period       33,268         29,762
                                                      -------       --------
Cash and cash equivalents at end of period            $44,652       $ 44,348
                                                      =======       ========









               The accompanying notes are an integral part of these consolidated financial statements.

                           AMERICREDIT CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements as of December 31, 1993 and for the periods ended December 31, 1993 and 1992 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1993 Annual Report to Shareholders.


NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                          DECEMBER 31,        JUNE 30,
                                              1993              1993
                                          -----------         -------
Indirect consumer lending contracts:
  Precomputed interest                      $29,569           $17,892
  Simple interest                            10,980             2,180
                                            -------           -------
                                             40,549            20,072
Direct lending contracts                     22,374            45,071
Premium finance contracts                     4,883             1,700
                                            -------           -------
Total finance receivables                    67,806            66,843

Less:
  Unearned finance charges and fees          (9,013)          (10,373)
  Allowance for losses                       (9,210)          (12,581)
                                            -------           -------
Finance receivables, net                    $49,583           $43,889
                                            =======           =======

The Company's finance contracts typically provide for finance charges on either a precomputed or simple interest basis. Precomputed interest finance receivables include principal and unearned finance charges. Simple interest finance receivables include principal only. Finance charge income related to both types of finance receivables is recognized in future periods using the interest method. All direct lending and premium finance contracts are precomputed interest finance receivables.

A summary of the allowance for losses is as follows (in thousands):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                     ------------------      ----------------
                                      1993        1992        1993      1992
                                     ------      ------      ------    ------

Balance at beginning of period      $10,212     $26,553     $12,581    $37,468
Provision for losses                    264       6,045         552      7,725
Purchase of indirect consumer
  lending contracts                     927         322       1,866        322
Net charge-offs                      (2,193)    (10,303)     (5,789)   (22,898)
                                    -------     -------     -------    -------
Balance at end of period            $ 9,210     $22,617     $ 9,210    $22,617
                                    =======     =======     =======    =======

NOTE 3 - CREDIT AGREEMENT

In October 1993, the Company entered into a revolving credit agreement with a bank under which the Company may borrow up to $20 million, subject to a defined borrowing base. No borrowings were outstanding as of December 31, 1993. Borrowings under the credit agreement will be collateralized by the indirect finance receivables portfolio and will bear interest at prime plus 1/2%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in October 1994, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt and capital expenditures.


NOTE 4 - CONTINGENCIES

Four lawsuits were filed against the Company, several of its current and former officers and directors, and certain other defendants, alleging violations of federal securities and other laws. The suits were originally filed in July 1990, and in October 1991, the four lawsuits were consolidated into one action. The plaintiffs alleged, among other things, misrepresentations in connection with the Company's public reports and statements, inadequate disclosure in connection with the Company's May 1990 public offering, statutory fraud under Chapter 27 of the Texas Business and Commerce Code and conspiracy, aiding and abetting and concerted action. In May 1993, the U.S. District Court for the Northern District of Texas, Dallas Division, dismissed with prejudice all claims alleging securities fraud and violations of federal securities laws. The plaintiffs' state law claims were dismissed for want of jurisdiction. The plaintiffs have appealed the dismissal to the Court of Appeals for the Fifth Circuit. The Company considers the suit to be without merit and believes that the dismissal of the suit by the District Court confirms its position. The Company will continue vigorously defending against the suit.

The Company is involved in other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 5 - INCOME TAXES

The Company's effective income tax rate on income (loss) before income taxes differs from the U. S. statutory tax rate as follows:


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                          DECEMBER 31,        DECEMBER 31,
                                       ------------------   ----------------
                                        1993       1992      1993      1992
                                        ----       ----      ----      ----
    U. S. statutory tax rate             34%       (34%)      34%      (34%)
    Losses with no income tax benefit               34                  34
    Utilization of net operating loss
      carryforward for financial
      reporting purposes                (34)                 (34)
                                        ---        ---       ---       ---
                                          0%         0%        0%        0%
                                        ===        ===       ===       ===


At June 30, 1993, the Company has a net operating loss carryforward of approximately $61,000,000 for financial reporting purposes. In addition, the Company has a net operating loss carryforward of approximately $48,000,000 for income tax reporting purposes which expires in 2007 and 2008 and an alternative minimum tax carryforward of approximately $900,000 with no expiration date.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash  payments   for  interest   costs  consist  of  the  following  (in
thousands):

                                             SIX MONTHS ENDED
                                               DECEMBER 31,
                                             ----------------
                                             1993        1992
                                             ----        ----
    Interest costs (none capitalized)         $89        $114

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RESTRUCTURING

The Company historically engaged primarily in the retail used car sales and finance business. However, in connection with a restructuring during the year ended June 30, 1993, the Company withdrew from the retail used car sales business.

In September 1992, the Company began purchasing individual finance contracts originated by franchised and independent car dealers, generally referred to as indirect consumer lending. The Company operated thirteen indirect consumer lending branch offices as of December 31, 1993. In April 1993, the Company began financing insurance premiums for consumers purchasing car insurance through independent insurance agents.

Subsequent to December 31, 1992, the Company has not reported car sales, cost of car sales and retail operating expenses which have occurred during the process of liquidating the retail sales operations since such revenue and costs and expenses have been accounted for as part of the restructuring charges. The Company's consolidated statements of operations after December 31, 1992 include the results of its indirect consumer lending and premium finance businesses, finance charge income and servicing costs related to the finance contracts originated in connection with past used car sales transactions and corporate related income and expenses.


THREE MONTHS ENDED DECEMBER 31, 1993 AS COMPARED TO
 THREE MONTHS ENDED DECEMBER 31, 1992

REVENUE:

Finance charge income decreased to $3.0 million as compared to $3.6 million because of a decrease in the average outstanding amount of net finance receivables. Finance charge income from the Company's direct lending portfolio decreased to $1,076,000 for the three months ended December 31, 1993 as compared to $3,521,000 for the three months ended December 31, 1992 due to the Company's phase-down and subsequent exit from the retail used car sales business and resultant run-off of the direct lending portfolio. The Company's indirect consumer lending and premium finance businesses contributed $1,624,000 and $306,000, respectively, of finance charge income for the three months ended December 31, 1993 as compared to $117,000 and none, respectively, for the three months ended December 31, 1992. Future trends in the
Company's level of finance charge income are dependent upon the Company's ability to continue to grow its indirect consumer lending and premium finance businesses in order to offset the effect of the run-off of the direct lending portfolio.

The Company's overall effective yield on its finance receivables increased to 20.6% from 18.5% as a result of higher finance charge rates realized in the Company's indirect consumer lending and premium finance businesses. The effective yield for both periods differs from the annual percentage rates specified in the finance contracts because of, among other factors, suspension of finance charge accruals on delinquent contracts and amortization of deferred loan origination costs.

Investment income increased for the three months ended December 31, 1993 compared to the three months ended December 31, 1992 due to higher average cash and cash equivalent and investment securities balances.

The Company's share of operating results of its affiliate, Pacific Automart Inc., resulted in income of $53,000 for the three months ended December 31, 1992. The Company sold its entire interest in Pacific Automart Inc. for $11,300,000 in cash on August 3, 1993. No gain or loss was recognized on the sale.

COSTS AND EXPENSES:

Operating and general and administrative expenses as a percentage of average net finance receivables outstanding decreased to 4.0% in the three months ended December 31, 1993 as compared to 5.0% in the three months ended December 31, 1992. The dollar amount of operating and general and administrative expenses decreased by 41% or $1.6 million to $2.3 million from $3.9 million. These expenses decreased due to the Company's exit from the retail used car sales business and resultant reduction in overhead related to these operations.

The provision  for losses  decreased to  $264,000 as  compared  to  $6.0
million.   Further discussion  concerning the  provision for  losses  is included under the caption, "Finance Receivables".

The restructuring charges in the three months ended December 31, 1992 are described below.


SIX MONTHS ENDED DECEMBER 31, 1993 AS COMPARED TO
 SIX MONTHS ENDED DECEMBER 31, 1992

REVENUE:

Finance charge income decreased to $5.9 million as compared to $7.9 million because of a decrease in the average outstanding amount of net finance receivables. Finance charge income from the Company's direct lending portfolio decreased to $2,630,000 for the six months ended December 31, 1993 as compared to $7,783,000 for the six months ended December 31, 1992 due to the Company's phase-down and subsequent exit from the retail used car sales business and resultant run-off of the direct lending portfolio. The Company's indirect consumer lending and premium finance businesses contributed $2,721,000 and $551,000, respectively, of finance charge income for the six months ended December 31, 1993 as compared to $118,000 and none, respectively, for the six months ended December 31, 1992. Future trends in the Company's level of finance charge income are dependent upon the Company's ability to continue to grow its indirect consumer lending and premium finance businesses in order to offset the effect of the run-off of the direct lending portfolio.

The Company's overall effective yield on its finance receivables increased to 20.6% from 18.0% as a result of higher finance charge rates realized in the Company's indirect consumer lending and premium finance businesses. The effective yield for both periods differs from the annual percentage rates specified in the finance contracts because of, among other factors, suspension of finance charge accruals on delinquent contracts and amortization of deferred loan origination costs.

Investment income increased for the six months ended December 31, 1993 compared to the six months ended December 31, 1992 due to higher average cash and cash equivalent and investment securities balances.

The Company's share of operating results of its affiliate, Pacific Automart Inc., resulted in income of $131,000 for the six months ended December 31, 1992. The Company sold its entire interest in Pacific Automart Inc. for $11,300,000 in cash on August 3, 1993. No gain or loss was recognized on the sale.

COSTS AND EXPENSES:

Operating and general and administrative expenses as a percentage of average net finance receivables outstanding decreased to 8.0% in the six months ended December 31, 1993 as compared to 9.8% in the six months ended December 31, 1992. The dollar amount of operating and general and administrative expenses decreased by 47% or $3.9 million to $4.6 million from $8.5 million. These expenses decreased due to the Company's exit from the retail used car sales business and resultant reduction in overhead related to these operations.

The provision  for losses  decreased to  $552,000 as  compared  to  $7.7
million.   Further discussion  concerning the  provision for  losses  is included under the caption, "Finance Receivables".

The restructuring charges of $15.4 million in the six months ended December 31, 1992 included an accrual of future retail lease and other facility costs, a write-down of used car inventories, a write-down of property and equipment and other assets and an accrual of other costs necessary to complete the liquidation of the retail sales operations. In addition, the Company recorded a provision for losses of $5.0 million in the second quarter of fiscal 1993 in light of the impact that closure of the Company's retail sales locations may have on the Company's direct finance customer base.


FINANCE RECEIVABLES

Prior to September 1992, the Company's finance receivables consisted solely of finance contracts originated in connection with the sale of used cars at the Company's former retail locations. These finance receivables are referred to as the direct lending portfolio. Since the Company has exited the retail car sales business, the direct lending portfolio will be liquidated over time as the contracts are collected or charged-off. In September 1992, the Company entered the indirect consumer lending business and, in April 1993, the Company began financing car insurance premiums for consumers.

Net finance receivables represented 37.7% of the Company's total assets at December 31, 1993. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                                 DECEMBER 31,
                                                     1993
                                      ---------------------------------
                                      INDIRECT   DIRECT  PREMIUM  TOTAL
                                      --------   ------  -------  -----
Finance receivables                   $40,549   $22,374  $ 4,883  $67,806
Unearned finance charges
  and fees                             (6,288)   (2,408)    (317)  (9,013)
                                      -------   -------  -------  -------
Finance receivables
  (principal amount)                   34,261    19,966    4,566   58,793

Allowance for losses                   (3,723)   (5,418)     (69)  (9,210)
                                      -------   -------  -------  -------
  Finance receivables, net            $30,538   $14,548  $ 4,497  $49,583
                                      =======   =======  =======  =======
Number of outstanding
  contracts                             4,917     8,016   10,143   23,076
                                      =======   =======  =======  =======
Allowance for losses
  as a percentage of
  finance receivables
  (principal amount)                     10.9%     27.1%     1.5%    15.7%
                                      =======   =======  =======  =======
Average amount of
  outstanding contract
  (principal amount)
  (in dollars)                        $ 6,968   $ 2,491  $   450  $ 2,548
                                      =======   =======  =======  =======

The Company provides financing in relatively high-risk markets, and therefore, charge-offs and related losses are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheet as a reserve against estimated future losses in the finance receivables portfolio. In the indirect consumer lending business, the Company typically purchases individual finance contracts at less than face value on a non-recourse basis, and such purchase allowance is also set up directly in the consolidated balance sheet as an allowance for losses. The Company reviews historical origination and charge-off relationships, charge-off experience factors, collections information, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the periodic provision for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for accurately estimating the ultimate losses in the finance receivables portfolio.

INDIRECT FINANCE RECEIVABLES:

The following is a summary of indirect consumer lending contracts which are more than 60 days delinquent (dollars in thousands):

                                               DECEMBER 31,
                                                   1993
                                               -----------

Principal amount of delinquent contracts *        $710
Principal amount of delinquent contracts
  as a percentage of total indirect
  finance receivables outstanding
  (principal amount) *                             2.1%

*  Excludes unearned finance charges and fees


The following table presents charge-off data with respect to the Company's indirect finance receivables portfolio (dollars in thousands):

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                   DECEMBER 31, 1993   DECEMBER 31, 1993
                                   -----------------   -----------------
Net charge-offs                           $ 256              $ 400
Net charge-offs as a percentage
  of the average outstanding
  amount of indirect finance
  receivables (principal amount)             .8%                1.6%


The Company recorded periodic provisions for losses as charges to operations of $228,000 and $482,000 related to its indirect finance receivables portfolio for the three month and six month periods ended December 31, 1993, respectively. In addition, the Company recorded
$927,000 and $1,866,000 of purchase allowances on indirect consumer lending contracts as additions to the allowance for losses in the consolidated balance sheets for the three month and six month periods ended December 31, 1993, respectively.

The Company began its indirect consumer lending business in September 1992. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

DIRECT FINANCE RECEIVABLES:

The following is a summary of direct lending contracts which are more than three payments delinquent if payment terms are weekly, biweekly or semi-monthly, and 60 days delinquent if payment terms are monthly (dollars in thousands):

                                                     DECEMBER 31,
                                                        1993
                                                     -----------
Number of delinquent contracts                           749
Number of delinquent contracts as a percentage
  of the total number of outstanding contracts           9.3%

Amount of delinquent contracts*                      $ 2,564
Amount of delinquent contracts as a percentage
  of total direct finance receivables outstanding
  (principal amount plus unearned finance charges)*     11.5%

*  Includes unearned finance charges

The following table presents repossession and charge-off data with respect to the Company's direct finance receivables portfolio:

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                           DECEMBER 31,        DECEMBER 31,
                                        ------------------   ----------------
                                         1993       1992     1993      1992
                                         ----       ----     ----      ----
Repossessions and other charge-offs       669      2,020     1,665    4,629
Repossessions and other charge-offs
  as a percentage of the average
  outstanding number of contracts         7.5%      12.1%     17.0%    26.1%
Net charge-offs (in thousands)        $ 1,936    $10,303   $ 5,381  $22,898
Average net charge-off                $ 2,894    $ 5,100   $ 3,232  $ 4,947
Net charge-offs as a percentage of
  the average outstanding amount
  of direct finance receivables
  (principal amount)                      8.1%      13.4%    18.7%     26.5%


Net charge-offs as a percentage of the average outstanding amount of direct finance receivables has decreased as the portfolio has become more seasoned and average outstanding contract balances have decreased.

PREMIUM FINANCE RECEIVABLES:

Premium finance loans made by the Company are collateralized by the unearned premium value of the car insurance policies financed. If the consumer defaults on the payment terms of the loan, the Company has the right to cancel the insurance policy and obtain a refund of the unearned premium from the insurance carrier. While the Company generally requires a sufficient down payment and limits the terms of loans so that the unearned premium value typically exceeds the outstanding principal balance of the loan, charge-offs may still result from untimely policy cancellations, short rate insurance premium refunds, insurance company or agency insolvencies or other factors. The Company recorded periodic provisions for losses as charges to operations of $36,000 and $70,000 related to its premium finance receivables portfolio for the three month and six month periods ended December 31, 1993, respectively.

The following table presents charge-off data with respect to the Company's premium finance receivables portfolio (dollars in thousands):

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                       DECEMBER 31, 1993   DECEMBER 31, 1993
                                      ------------------   -----------------
Net charge-offs                               $ 1                 $ 8
Net charge-offs as a percentage
  of the average outstanding amount
  of premium finance receivables
  (principal amount)                          0.1%                0.2%


The Company began its premium finance business in April 1993. Accordingly, the charge-off data above is not necessarily indicative of charge-off experience that could be expected for a more seasoned portfolio.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                              SIX MONTHS ENDED
                                                 DECEMBER 31,
                                             ------------------
                                             1993          1992
                                             ----          ----
  Operating activities                     $ 2,285       $14,828
  Investing activities                       9,289         5,682
  Financing activities                        (190)       (5,924)
                                           -------       -------
  Net increase in cash and cash
    equivalents                            $11,384       $14,586
                                           =======       =======

The Company entered the indirect consumer lending business in September 1992 and has grown the indirect finance receivables portfolio to $34.3 million as of December 31, 1993. Thirteen indirect consumer lending branches were open as of December 31, 1993. The Company also entered the premium finance business in April 1993 and has grown the premium finance receivables portfolio to $4.6 million as of December 31, 1993. The Company plans to open additional consumer lending branches in fiscal 1994 and continue to expand its indirect consumer lending and premium finance businesses. While the Company has been able to establish and grow these new businesses thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of December 31, 1993, the Company had $75.6 million of cash and cash equivalents and investment securities. In October 1993, the Company also entered into a revolving credit agreement with a bank under which the Company may borrow up to $20 million. The Company estimates that these existing capital resources, along with collections on its finance receivables portfolio, will exceed the funding required for its indirect consumer lending and premium finance businesses, capital expenditures and other costs and expenses through June 30, 1994.

The Company has also considered and may continue to evaluate other business opportunities in which to invest any excess resources which are not required to fund the expansion of its current lines of business. There can be no assurance that suitable business opportunities will be available, or if available, that they will be on terms acceptable to the Company, or that the Company will have sufficient excess resources available to invest in such other business opportunities.

          Part II.       OTHER INFORMATION

          Item 1.        LEGAL PROCEEDINGS

                         Reference  should   be  made   to   information
                         contained in Note 4 of the Notes to Consolidated Financial Statements in response to this Item 1.

          Item 2.        CHANGES IN SECURITIES

                         Not Applicable

          Item 3.        DEFAULTS UPON SENIOR SECURITIES

                         Not Applicable

          Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS

                         On November 10, 1993, the Company held its Annual Meeting of Shareholders. The shareholders voted upon the election of six directors and the ratification of the appointment of the Company's independent auditors. Each of the six nominees identified in the Company's proxy statement, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next annual meeting or until their successors are duly elected and qualified. The Company's selection of independent auditors was also ratified.

          Item 5.        OTHER INFORMATION

                         Not Applicable

          Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                         (A)  Exhibits:

                              11.1 -  Statement Re  Computation  of  Per
                              Share Earnings

                         (B)  Reports on Form 8-K

                              The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1993.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AmeriCredit Corp.
                                          ---------------------------
                                                 (Registrant)

Date:  February 11, 1994             By:     /s/  Daniel E. Berce
                                          ---------------------------
                                                  (Signature)

                                          Daniel E. Berce
                                          Chief Financial Officer