Form 10-Q
period 1994-03-31
AMERICREDIT CORP
filed 1994-05-13
CIK 804269

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number                        1-10667


                            AmeriCredit Corp.
                (Exact name of registrant as specified in its charter)


            Texas                                      75-2291093
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                200 Bailey Avenue, Fort Worth, Texas   76107
                  (Address of principal executive offices)
                                 (Zip Code)


                               (817) 332-7000
             (Registrant's telephone number, including area code)


            777 Taylor Street, Suite 800, Fort Worth, Texas 76102 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No

There were 28,838,433 shares of common stock, $.01 par value outstanding as of May 9, 1994.

                             AMERICREDIT CORP.


                            INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements                      Page

         Consolidated Balance Sheets
         March 31, 1994 and June 30, 1993. . . . . . . . 3

         Consolidated Statements of Operations
         for Three Months Ended March 31, 1994
         and 1993 and Nine Months Ended
         March 31, 1994 and 1993 . . . . . . . . . . . . 4

         Consolidated Statements of
         Cash Flows - Nine Months
         Ended March 31, 1994 and 1993 . . . . . . . . . 5

         Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . 6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . 9

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . .17

     Item 6. Exhibits and Reports on Form 8-K. . . . . .17

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . .18

/TABLE

                PART I - FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS
                             AMERICREDIT CORP.
                        Consolidated Balance Sheets
                     (Unaudited, Dollars in Thousands)

                                        March 31,    June 30,
                                           1994        1993
                                        ---------    --------
ASSETS
  Cash and cash equivalents              $ 33,911    $ 33,268
  Investment securities                    33,393      35,157
  Finance receivables, net                 55,986      43,889
  Property and equipment, net               5,892       5,582
  Other assets                              2,019       1,931
  Investment in affiliate                              11,300
                                         --------    --------
       Total assets                      $131,201    $131,127
                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
     Notes payable                       $    438    $  1,278
     Accrued taxes and expenses             4,733       7,065
                                          -------     -------
       Total liabilities                    5,171       8,343
                                          -------     -------
  Contingencies (Note 4)

  Shareholders' equity:
     Common stock, $.01 par value
     per share; 120,000,000 shares
     authorized; 31,755,733 and
     31,723,733 shares issued,
     respectively                             318         317
  Additional paid-in capital              189,817     189,695
  Accumulated deficit                   (  57,103)  (  60,782)
                                          -------     -------
                                          133,032     129,230
  Treasury stock, at cost
     (2,712,200 and 2,614,200 shares,
     respectively)                      (   7,002)  (   6,446)
                                          -------    --------
     Total shareholders' equity           126,030     122,784
                                          -------    --------
     Total liabilities and shareholders'
       equity                            $131,201    $131,127
                                          =======     =======

                The accompanying notes are an integral part of these consolidated financial statements

                            AMERICREDIT CORP.
                   Consolidated Statements of Operations
         (Unaudited, Dollars in Thousands, Except Per Share Data)

                       Three Months Ended         Nine Months Ended
                             March 31,                 March 31,
                        1994       1993           1994       1993
                       ------     ------         ------     ------
Revenue:
  Finance charge
    income          $    3,099 $     3,123   $     9,001 $     11,024
  Investment income        558         530         2,157        1,469
  Other income             255          18           431          102
  Sales                                                         8,271
  Equity in income
    of affiliate                       210                        341
                     ---------   ---------     ---------   ----------
                         3,912       3,881        11,589       21,207
                     ---------   ---------     ---------   ----------
Costs and expenses:
  Operating expenses     1,614       1,617         4,595        7,715
  General and admin-
    istrative expenses     712         968         2,298        3,418
  Provision for losses     336          78           888        7,803
  Interest expense          40          49           129          163
  Cost of sales                                                 6,986
  Restructuring
    charges                                                    15,404
                    ----------   ---------    ----------   ----------
                         2,702       2,712         7,910       41,489
                    ----------   ---------    ----------    ---------
Income (loss) before
  income taxes           1,210       1,169         3,679 (     20,282)

Provision for
  income taxes
                    ----------  ----------    ----------   ----------
  Net income (loss)$     1,210 $     1,169   $     3,679 ($    20,282)
                    ==========  ==========    ==========   ==========
Earnings (loss) per
  share            $       .04 $       .04   $       .11 ($       .69)
                    ==========  ==========    ==========   ==========
Weighted average
 shares and share
 equivalents        32,487,816  30,148,691    32,324,556   29,333,652
                    ==========  ==========  ==========     ==========


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                             AMERICREDIT CORP.
                   Consolidated Statements of Cash Flows
                     (Unaudited, Dollars in Thousands)

                                           Nine Months Ended
                                                March 31,
                                            1994       1993
                                            ----       ----
Cash flows from operating activities:
  Net income (loss)                       $ 3,679   ($20,282)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization          979      1,443
       Provision for losses                   888      7,803
       Equity in income of affiliate                (    341)
       Restructuring charges                           2,401
       Changes in assets and liabilities:
         Income tax refunds receivable                10,546
         Other assets                         389      9,885
         Accrued taxes and expenses      (  2,332)     4,282
                                           ------     ------
              Net cash provided by
                operating activities        3,603     15,737
                                           ------     ------
Cash flows from investing activities:
  Purchases and originations of finance
     receivables                         ( 46,298)  ( 14,890)
  Principal collections and recoveries
     on finance receivables                33,313     32,647
  Purchases of property and equipment    (  2,286)  (    429)
  Proceeds from disposition of property
     and equipment                            520        252
  Purchases of investment securities     ( 21,402)  ( 16,423)
  Proceeds from sales and maturities
     of investment securities              23,166      3,198
  Proceeds from sale of investment
     in affiliate                          11,300
                                           ------     ------
              Net cash provided (used)
                by investing activities  (  1,687)     4,355
                                           ------     ------

Cash flows from financing activities:
  Payments on notes payable              (    840)  (    388)
  Proceeds from issuance of common stock      123        256
  Purchase of treasury stock             (    556)  (  5,852)
                                           ------     ------
              Net cash used by
                financing activities     (  1,273)  (  5,984)
                                           ------     ------
Net increase in cash and cash
   equivalents                                643     14,108

Cash and cash equivalents at beginning
   of period                               33,268     29,762
                                           ------     ------
Cash and cash equivalents at
   end of period                          $33,911    $43,870
                                           ======     ======

                The accompanying notes are an integral part of these consolidated financial statements

                             AMERICREDIT CORP.
                Notes to Consolidated Financial Statements
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
==============================

The accompanying consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements as of March 31, 1994 and for the periods ended March 31, 1994 and 1993 are unaudited, but in management's opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1993 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES
============================

Finance receivables consist of the following (in thousands):

                                           March 31, June 30,
                                              1994     1993
                                              ----     ----
Indirect consumer lending contracts:
  Precomputed interest                      $39,207   $17,892
  Simple interest                            16,757     2,180
                                             ------    ------
                                             55,964    20,072

Direct lending contracts                     14,033    45,071
Premium finance contracts                     5,207     1,700
                                             ------    ------
Total finance receivables                    75,204    66,843

Less:
  Unearned finance charges and fees        ( 10,348) ( 10,373)
  Allowance for losses                     (  8,870) ( 12,581)
                                             ------    ------
Finance receivables, net                    $55,986   $43,889
                                             ======    ======

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

A summary of the allowance for losses is as follows (in thousands):

                            Three Months Ended    Nine Months Ended
                                  March 31,            March 31,
                            1994         1993      1994       1993
                            ----         ----      ----       ----
Balance at beginning of
  period                   $ 9,210     $22,617   $12,581   $37,468
Provision for losses           336          78       888     7,803
Purchase of indirect
  consumer lending
  contracts                  1,228         420      3,094       742
Net charge-offs           (  1,904)   (  6,616)  (  7,693) ( 29,514)
                            ------      ------     ------    ------
Balance at end of period   $ 8,870     $16,499     $ 8,870   $16,499
                            ======      ======     ======    ======

NOTE 3 - CREDIT AGREEMENT
=========================

In October 1993, the Company entered into a revolving credit agreement with a bank under which the Company may borrow up to $20 million, subject to a defined borrowing base. No borrowings were outstanding as of March 31, 1994. Borrowings under the credit agreement will be collateralized by the indirect finance receivables portfolio and will bear interest at prime plus 1/2%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in October 1994, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt and capital expenditures.

NOTE 4 - CONTINGENCIES
======================

Four lawsuits were filed against the Company, several of its current and former officers and directors, and certain other defendants, alleging violations of federal securities and other laws. The suits were originally filed in July 1990, and in October 1991, the four lawsuits were consolidated into one action. The plaintiffs alleged, among other things, misrepresentations in connection with the Company's public reports and statements, inadequate disclosure in connection with the Company's May 1990 public offering, statutory fraud under Chapter 27 of the Texas Business and Commerce Code and conspiracy, aiding and abetting and concerted action. In May 1993, the U.S. District Court for the Northern District of Texas, Dallas Division, dismissed with prejudice all claims alleging securities fraud and violations of federal securities laws. The plaintiffs' state law claims were dismissed for want of jurisdiction. The plaintiffs have appealed the dismissal to the Court of Appeals for the Fifth Circuit. The Company considers the suit to be without merit and believes that the dismissal of the suit by the District Court confirms its position. The Company will continue to vigorously defend against the suit.

The Company is involved in other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 5 - INCOME TAXES
=====================

The Company's effective income tax rate on income (loss) before income taxes differs from the U.S. statutory tax rate as follows:

                           Three Months Ended     Nine Months Ended
                                 March 31,             March 31,
                           1994          1993      1994       1993
                           ----          ----      ----       ----
U.S. statutory tax rate     34%           34%       34%       (34%)
Losses with no income
  tax benefit                                                  34
Utilization of net
  operating loss
  carryforward for
  financial reporting
  purposes                 (34%)         (34%)     (34%)
                            --            --        --         --
                             0%            0%        0%         0%
                            ==            ==        ==         ==

At June 30, 1993, the Company has a net operating loss carryforward of approximately $61,000,000 for financial reporting purposes. In addition, the Company has a net operating loss carryforward of approximately $49,000,000 for income tax reporting purposes which expires in 2007 and 2008 and an alternative minimum tax carryforward of approximately $900,000 with no expiration date.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
===========================================

Cash payments for interest costs consist of the following (in thousands):

                                          Nine Months Ended
                                               March 31,
                                          1994         1993

Interest costs (none capitalized)         $129         $163


NOTE 7 - SUBSEQUENT EVENT
=========================

On April 4, 1994, the Company purchased and cancelled the stock option to purchase up to 3,500,000 shares of its common stock held by Rainwater Management Partners, Ltd. for $1.782 per option share or $6,237,000. The stock option had an exercise price of $3.218 per share and was exercisable through April 24, 1994. A management services agreement with Rainwater Management Partners, Ltd. was terminated in connection with the stock option purchase and cancellation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
=====================

General
- - -------

Since September 1992, the Company has been in the business of purchasing finance contracts originated by franchised and independent car dealers, generally referred to as indirect consumer lending. The Company operated 14 indirect consumer lending branch offices in eleven states as of March 31, 1994. Since April 1993, the Company has also financed insurance premiums for consumers purchasing car insurance through independent insurance agents.

The Company previously engaged primarily in the retail used car sales and finance business. However, in connection with a restructuring during the year ended June 30, 1993, the Company withdrew from the retail used car sales business effective December 31, 1992. The finance receivables originated in this previous business are referred to as the direct lending portfolio and are being liquidated over time as the contracts are collected or charged-off.

Three Months Ended March 31, 1994 as compared to
     Three Months Ended March 31, 1993
- - ------------------------------------------------
Revenue:
- - -------
The Company's overall finance charge income was $3.1 million for both the three months ended March 31, 1994 and 1993. However, the contribution of the indirect consumer lending portfolio to total finance charge income increased from period to period, while the proportion of finance charge income from the direct lending portfolio decreased correspondingly. Finance charge income from the Company's indirect consumer lending business increased to $2,089,000, or 67% of total finance charge income for the three months ended March 31, 1994, as compared to $309,000, or 10% of total finance charge income for the three months ended March 31, 1993. Finance charge income from the Company's direct lending portfolio decreased to $686,000, or 22% of total finance charge income for the three months ended March 31, 1994, as compared to $2,814,000, or 90% of total finance charge income for the three months ended March 31, 1993. The
Company's premium finance business contributed $324,000, or 11% of total finance charge income for the three months ended March 31, 1994, as compared to none for the three months ended March 31, 1993. Future trends in the Company's overall level of finance charge income are dependent upon the Company's ability to continue to grow its indirect consumer lending and premium finance businesses in order to offset the effect of the continued run-off of the direct lending portfolio.

The Company's overall effective yield on its finance receivables increased to 20.2% from 18.8% as a result of higher finance charge rates realized in the Company's indirect consumer lending and premium finance businesses. The effective yield for both periods differs from the annual percentage rates specified in the finance contracts because of, among other factors, suspension of finance charge accruals on delinquent contracts and amortization of deferred loan origination costs.

Investment income increased due to higher average cash and cash equivalents and investment securities balances during the three months ended March 31, 1994. The Company's annualized yield on its cash and cash equivalents and investment securities was 3.1% for the three months ended March 31, 1994 as compared to 3.3% for the three months ended March 31, 1993.

Other income for the three months ended March 31, 1994 included $105,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios.

The Company's share of operating results of its affiliate, Pacific Automart Inc., resulted in income of $210,000 for the three months ended March 31, 1993. The Company sold its entire interest in Pacific Automart Inc. for $11,300,000 in cash on August 3, 1993.

Costs and Expenses:
- - ------------------
Operating and general and administrative expenses as a percentage of average net finance receivables outstanding decreased to 3.8% for the three months ended March 31, 1994 as compared to 3.9% for the three months ended March 31, 1993. The dollar amount of operating and general and administrative expenses decreased by 10%, or $259,000 to $2.3 million from $2.6 million. These expenses decreased due to the Company's exit from the retail used car sales business and resultant reduction in overhead related to these operations.

The provision for losses increased to $336,000 as compared to $78,000. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Nine Months Ended March 31, 1994 as compared to
     Nine Months Ended March 31, 1993
- - -----------------------------------------------
Revenue:
- - --------
The Company's overall finance charge income decreased to $9.0 million as compared to $11.0 million. The decrease in finance charge income related to liquidating the direct lending portfolio was greater than the increase in finance charge income associated with growth in the indirect consumer lending and premium finance businesses. Finance charge income from the Company's direct lending portfolio decreased to $3,315,000, or 37% of total finance charge income for the nine months ended March 31, 1994, as compared to $10,597,000, or 96% of total finance charge income for the nine months ended March 31, 1993. Finance charge income from the Company's indirect consumer lending business increased to $4,810,000, or 53% of total finance charge income for the nine months ended March 31, 1994, as compared to $427,000, or 4% of total finance charge income for the nine months ended
March 31, 1993. The Company's premium finance business contributed $876,000, or 10% of total finance charge income for the nine months ended March 31, 1994, as compared to none for the nine months ended March 31,1993. Future trends in the Company's overall level of finance charge income are dependent upon the Company's ability to continue to grow its indirect consumer lending and premium finance businesses in order to offset the effect of the continued run-off of the direct lending portfolio.

The Company's overall effective yield on its finance receivables increased to 20.4% from 18.2% as a result of higher finance charge rates realized in the Company's indirect consumer lending and premium finance businesses. The effective yield for both periods differs from the annual percentage rates specified in the finance contracts because of, among other factors, suspension of finance charge accruals on delinquent contracts and amortization of deferred loan origination costs.

Investment income increased due to higher average cash and cash equivalents and investment securities balances during the nine months ended March 31, 1994. The Company's annualized yield on its cash and cash equivalents and investment securities was 3.9% for the nine months ended March 31, 1994 as compared to 3.7% for the nine months ended March 31, 1993.

Other income for the nine months ended March 31, 1994 included $105,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios.

The Company's share of operating results of its affiliate, Pacific Automart Inc., resulted in income of $341,000 for the nine months ended March 31, 1993. The Company sold its entire interest in Pacific Automart Inc. for $11,300,000 in cash on August 3, 1993. No gain or loss was recognized on the sale.

Costs and Expenses:
- - -------------------
Operating and general and administrative expenses as a percentage of average net finance receivables outstanding decreased to 11.7% for the nine months ended March 31, 1994 as compared to 13.8% for the nine months ended March 31, 1993. The dollar amount of operating and general and administrative expenses decreased by 38%, or $4.2 million to $6.9 million from $11.1 million. These expenses decreased due to the Company's exit from the retail used car sales business and resultant reduction in overhead related to these operations.

The provision for losses decreased to $888,000 as compared to $7.8 million. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

The restructuring charges of $15.4 million in the nine months ended March 31, 1993 related to the Company's exit from the retail used car sales business. These restructuring charges included an accrual of future retail lease and other facility costs, a write-down of used car inventories, a write-down of property and equipment and other assets and an accrual of other costs necessary to complete the liquidation of the retail sales operations. In addition, the Company recorded a provision for losses of $5.0 million in the second quarter of fiscal 1993 in light of the impact that closure of the Company's retail sales locations may have on the Company's direct finance customer base.

FINANCE RECEIVABLES
===================

Net finance receivables represented 42.7% of the Company's total assets at March 31, 1994. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                                     March 31,
                                                       1994
                                        Indirect  Direct   Premium   Total
                                        --------  ------   -------   -----
Finance receivables                     $55,964  $14,033   $ 5,207  $75,204
Unearned finance charges and fees      (  8,604)(  1,388) (    356)( 10,348)
                                         ------   ------    ------   ------
Finance receivables
  (principal amount)                     47,360   12,645     4,851   64,856

Allowance for losses                   (  4,841)(  3,968) (     61)(  8,870)
                                         ------   ------    ------   ------
  Finance receivables, net              $42,519  $ 8,677   $ 4,790  $55,986
                                         ======   ======    ======   ======
Number of outstanding
  contracts                               6,804    5,992    11,709   24,505
                                         ======   ======    ======   ======
Allowance for losses as a
  percentage of finance
  receivables (principal amount)           10.2%    31.4%      1.3%    13.7%
                                         ======   ======    ======   ======
Average amount of outstanding
  contract (principal amount)
  (in dollars)                          $ 6,961  $ 2,110   $   414  $ 2,647
                                         ======   ======    ======   ======

The Company provides financing in relatively high-risk markets, and therefore, charge-offs and related losses are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheet as a reserve against estimated future losses in the finance receivables portfolio. In the indirect consumer lending business, the Company typically purchases individual finance contracts at less than face value on a non-recourse basis, and such purchase allowance is also set up directly in the consolidated balance sheet as an allowance for losses. The Company reviews historical origination and charge-off relationships, charge-off experience factors, collections information, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgements as to the appropriateness of the periodic provision for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for accurately estimating the ultimate losses in the finance receivables portfolio.

Indirect Finance Receivables:
- - -----------------------------
The following is a summary of indirect consumer lending contracts which are more than 60 days delinquent (dollars in thousands):

                                                   March 31,
                                                1994     1993
                                                ----     ----
Principal amount of delinquent contracts *     $1,019    $ 32
Principal amount of delinquent contracts
  as a percentage of total indirect
  finance receivables outstanding
  (principal amount) *                            2.2%     .4%


* Excludes unearned finance charges and fees

The following table presents charge-off data with respect to the Company's indirect finance receivables portfolio (dollars in thousands):

                           Three Months Ended        Nine Months Ended
                                 March 31,                March 31,
                            1994        1993          1994       1993
                            ----        ----          ----       ----

Net charge-offs            $411       $  5            $811      $  5
Net charge-offs as a
  percentage of the
  average outstanding
  amount of indirect
  finance receivables
  (principal amount)        1.0%         -             2.7%        -


The Company recorded periodic provisions for losses as charges to operations of $301,000 and $783,000 related to its indirect finance receivables portfolio for the three month and nine month periods ended March 31, 1994, respectively. In addition, the Company recorded $1,228,000 and $3,094,000 of purchase allowances on indirect consumer lending contracts as additions to the allowance for losses in the consolidated balance sheets for the three month and nine month periods ended March 31, 1994, respectively.

The Company began its indirect consumer lending business in September 1992. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

Direct Finance Receivables:
- - ---------------------------
The following is a summary of direct lending contracts which are more than three payments delinquent if payment terms are weekly, biweekly or semi-monthly, and 60 days delinquent if payment terms are monthly (dollars in thousands):

                                                       March 31,
                                                   1994       1993
                                                   ----       ----
Number of delinquent contracts                      431        902
Number of delinquent contracts as a
  percentage of the total number of
  outstanding contracts                             7.2%       6.6%

Amount of delinquent contracts *                 $1,401     $5,047
Amount of delinquent contracts as a
  percentage of total direct
  finance receivables outstanding
  (principal amount plus
  unearned finance charges) *                      10.0%       8.3%


* Includes unearned finance charges

The following table presents repossession and charge-off data with respect to the Company's direct finance receivables portfolio:

                            Three Months Ended       Nine Months Ended
                                 March 31,                March 31,
                            1994         1993         1994       1993
                            ----         ----         ----       ----

Repossessions and other
  charge-offs                 564        1,679         2,229       6,308
Repossessions and other
  charge-offs as a
  percentage of the
  average outstanding
  number of contracts         8.0%        11.4%         25.1%       37.7%
Net charge-offs
  (in thousands)           $1,450       $6,611        $6,831     $29,509
Average net charge-off     $2,571       $3,937        $3,065     $ 4,678
Net charge-offs as a
  percentage of the
  average outstanding
  amount of direct
  finance receivables
  (principal amount)          8.9%        11.0%         27.8%       37.9%


Net charge-offs as a percentage of the average outstanding amount of direct finance receivables has decreased as the portfolio has become more seasoned and average outstanding contract balances have decreased.

Premium Finance Receivables:
- - ----------------------------
Premium finance loans made by the Company are collateralized by the unearned premium value of the car insurance policies financed. If the consumer defaults on the payment terms of the loan, the Company has the right to cancel the insurance policy and obtain a refund of the unearned premium from the insurance carrier. While the Company generally requires a sufficient down payment and limits the terms of loans so that the unearned premium value typically exceeds the outstanding principal balance of the loan, charge-offs may still result from untimely policy cancellations, short rate insurance premium refunds, non-refundable policy fees, insurance company or agency insolvencies or other factors. The Company recorded periodic provisions for losses as charges to operations of $35,000 and $105,000 related to its premium finance receivables portfolio for the three month and nine month periods ended March 31, 1994, respectively.

The following table presents charge-off data with respect to the Company's premium finance receivables portfolio (dollars in thousands):

                              Three Months Ended     Nine Months Ended
                                March 31, 1994         March 31, 1994
                                --------------         --------------
Net charge-offs                     $43                    $51
Net charge-offs as a
   percentage of the average
   outstanding amount of
   premium finance receivables
   (principal amount)                .9%                   1.3%


LIQUIDITY AND CAPITAL RESOURCES
===============================

The Company's cash flows are summarized as follows (in thousands):

                                         Nine Months Ended
                                              March 31,
                                         1994         1993
                                         ----         ----
Operating activities                    $ 3,603    $15,737
Investing activities                   (  1,687)     4,355
Financing activities                   (  1,273)  (  5,984)
                                         ------     ------
Net increase in cash and
  cash equivalents                      $   643    $14,108
                                         ======     ======

In addition to the net change in cash and cash equivalents shown above, the Company also had a net decrease in investment securities of $1,764,000 for the nine months ended March 31, 1994 as compared to a net increase in investment securities of $13,225,000 for the nine months ended March 31, 1993. Such amounts are included as investing activities in the above table.

The Company's primary source of cash has been collections and recoveries on its finance receivables portfolio. The Company also received an income tax refund of $10.5 million in October 1992 and proceeds from the sale of its interest in Pacific Automart Inc. of $11.3 million in August 1993.

The Company's primary use of cash has been purchases and originations of finance receivables. The Company entered the indirect consumer lending business in September 1992 and has grown the indirect finance receivables portfolio to $47.4 million as of March 31, 1994. Fourteen indirect consumer lending branches in eleven states were open as of March 31, 1994. The Company entered the premium finance business in April 1993 and has grown the premium finance receivables portfolio to $4.9 million as of March 31, 1994. The Company plans to open additional consumer lending branches in fiscal 1994 and continue to expand its indirect consumer lending and premium finance businesses. In addition, the Company may invest additional capital in joint ventures to acquire and collect distressed receivables portfolios.
While the Company has been able to establish and grow these new businesses thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 2,614,200 shares of common stock at an aggregate purchase price of $6,446,000 were purchased pursuant to this program between June 1992 and September 1992. In March 1994, the Company purchased 98,000 shares of its common stock for $556,000 and has purchased another 205,000 shares of its common stock for $1,160,000 in April 1994.

On April 4, 1994, the Company purchased and cancelled the stock option to purchase up to 3,500,000 shares of its common stock held by Rainwater Management Partners, Ltd. for $1.782 per option share or $6,237,000. The stock option had an exercise price of $3.218 per share and was exercisable through April 24, 1994.

As of March 31, 1994, the Company had $67.3 million in cash and cash equivalents and investment securities. The Company utilized approximately $7.4 million of these funds in April 1994 on the common stock repurchase and stock option purchase and cancellation transactions described above. The Company also has a revolving credit agreement with a bank under which the Company may borrow up to $20 million. The Company estimates that these existing capital resources, along with collections and recoveries on its finance receivables portfolio, will exceed the funding required for its indirect consumer lending and premium finance businesses, capital expenditures, additional common stock repurchases and other costs and expenses through June 30, 1994.

The Company's expansion plans for its indirect consumer lending and premium finance businesses will require external funding beyond the current fiscal year ending June 30, 1994. The Company anticipates that such funding could be in the form of an expanded bank line of credit, medium term debt, commercial paper or securitization of its finance receivables portfolio. There can be no assurance that external funding will be available, or if available, that it will be on terms acceptable to the Company.

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

                    Not Applicable

         Item 5.    OTHER INFORMATION

                    Not Applicable

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                    (A) Exhibits:

                        11.1 - Statement Re Computation of Per Share
                        Earnings

                    (b) Reports on Form 8-K

                        The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1994.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          AmeriCredit Corp.
                                            (Registrant)


Date:  May 13, 1994     By:            /s/  Daniel E. Berce
                                            (Signature)

                             Daniel E. Berce
                             Chief Financial Officer

EXHIBIT 11.1
                              AMERICREDIT CORP.
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               (dollars in thousands, except per share amounts)

                            Three Months Ended         Nine Months Ended
                                  March 31,                 March 31,
                            1994          1993          1994        1993
                            ----          ----          ----        ----
PRIMARY:

Average common
  shares outstanding      29,130,782   28,965,857     29,131,348   29,333,652

Common share equivalents
  resulting from
  assumed exercise
  of stock options
  and warrants             3,357,034    1,182,834      3,193,208
                          ----------   ----------     ----------   ----------
Average common shares
  and share
  equivalents
  outstanding             32,487,816   30,148,691     32,324,556   29,333,652
                          ==========   ==========     ==========   ==========

FULLY DILUTED:

Average common shares
  outstanding             29,130,782   28,965,857     29,131,348   29,333,652

Common share equivalents
  resulting from
  assumed exercise
  of stock options
  and warrants             3,046,636    1,182,834      3,049,434
                          ----------   ----------     ----------   ----------
Average common shares
  and share equiv-
  alents outstanding      32,177,418   30,148,691     32,180,782   29,333,652
                          ==========   ==========     ==========   ==========

NET INCOME (LOSS)        $     1,210  $     1,169    $     3,679 ($    20,282)
                          ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE:

  Primary                $       .04  $       .04    $       .11 ($       .69)
                          ==========   ==========     ==========   ==========
  Fully diluted          $       .04  $       .04    $       .11 ($       .69)
                          ==========   ==========     ==========   ==========

Primary earnings (loss) per share has been computed by dividing net income
(loss) by the average common shares and share equivalents outstanding. Common share equivalents were computed using the treasury stock method. The average common stock market price for the period was used to determine the number of common share equivalents.

Fully diluted earnings (loss) per share has been computed in the same manner as primary earnings (loss) per share except that the higher of the average or end of period common stock market price was used to determine the number of common share equivalents.