Form 10-K
period 1994-06-30
AMERICREDIT CORP
filed 1994-09-28
CIK 804269

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended    June 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number                    1-10667

                             AmeriCredit Corp.
          (Exact name of registrant as specified in its charter)

           Texas                                              75-2291093
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

  200 Bailey Avenue, Fort Worth, Texas                         76107
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (817)  332-7000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
        Title of each class                      which registered
    Common Stock, $.01 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                    None
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 25,095,757 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 16, 1994 was approximately $159,985,451. For purposes of this computation, all officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 28,749,773 shares of Common Stock, $.01 par value outstanding as of September 16, 1994.

                    DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended June 30, 1994 ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 1994 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                             AMERICREDIT CORP.

                            INDEX TO FORM 10-K

ITEM                                                     PAGE
 NO.                                                      No.
                                  PART I

1.  Business                                                3
2.  Properties                                             12
3.  Legal Proceedings                                      12
4.  Submission of Matters to a Vote of Security Holders    12

                                  PART II

5.  Market for Registrant's Common Equity and Related
      Stockholder Matters                                  13
6.  Selected Financial Data                                13
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                  13
8.  Financial Statements and Supplementary Data            13
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                  13

                                 PART III

10. Directors and Executive Officers of the Registrant     14
11. Executive Compensation                                 14
12. Security Ownership of Certain Beneficial Owners and
      Management                                           14
13. Certain Relationships and Related Transactions         14

                                  PART IV

14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K                                          15

                                SIGNATURES                 16

                                  PART I

Item 1.  Business
- - -----------------
General
- - -------
AmeriCredit Corp. was incorporated in Texas on May 18, 1988 and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. The Company's predecessor began the Company's business in March 1987, and the business has been operated continuously since that time. As used herein, the term "Company" refers to the Company, its wholly owned subsidiaries and its predecessor corporation. The Company's principal executive offices are located at 200 Bailey Avenue, Fort Worth, Texas, 76107 and its telephone number is (817) 332-7000.

On July 22, 1992, the Company formed a subsidiary, AmeriCredit Financial Services, Inc. ("AFSI"), a Delaware corporation, to engage in the indirect consumer lending business. AFSI began operating in the indirect consumer lending business in September 1992. Through AFSI's branch offices and marketing representatives, the Company serves as a funding source for franchised and independent dealers to finance their customers' purchases of primarily used cars. The Company targets customers who are typically unable to obtain financing from traditional sources. Consumer finance contracts originated by the dealers which conform to the Company's credit policies are purchased by the Company, generally for a non-refundable acquisition fee and
without recourse to the dealer.   Such consumer finance loans typically range
in amount from $6,000 to $12,000, with repayment terms usually ranging from 24 to 60 months. The Company services its consumer loan portfolio at its central facility using automated servicing and collection systems.

The Company formed another subsidiary, AmeriCredit Premium Finance, Inc. ("APFI"), a Delaware corporation, on September 15, 1992 to engage in the premium finance business. APFI began operating in the premium finance business in April 1993. APFI finances insurance premiums for consumers purchasing car liability and physical damage insurance through independent insurance agents. Such loans typically range in amount from $300 to $1,200 with repayment terms ranging from four to ten months.

The Company previously operated a chain of "we finance" used car retail lots in Texas, selling used cars and typically financing sales to its customers. However, in connection with a restructuring during the year ended June 30, 1993, the Company withdrew from the retail used car sales business effective December 31, 1992. The finance receivables originated in this previous business are referred to as the direct lending portfolio and are being liquidated over time as the contracts are collected or charged-off.

On April 24, 1991, the Company entered into a management services agreement with Rainwater Management Partners, Ltd., ("RMP"). Pursuant to such agreement, RMP provided certain consulting services related to strategic analysis of the Company's operations and major policy actions and directions. As part of the transaction, the Company issued to RMP a stock option to purchase up to 3.5 million shares of the Company's common stock at an exercise price of $3.218 per share. Ten percent of the option was exercisable at the time of issuance, and the balance became exercisable over an 18-month period.

On April 4, 1994, the Company purchased and cancelled this stock option for $1.782 per option share, or $6,237,000. The management services agreement with RMP was also terminated.

On October 25, 1990, the Company entered into a joint venture arrangement with certain entities and individuals for the purpose of establishing and operating retail used car sales lots in the state of California. The joint venture en-tity, Pacific Automart Inc., was owned 50% by the Company and 50% by the other investors. On August 3, 1993, the Company sold its entire interest in the joint venture to Pacific Automart Inc. for $11,300,000 in cash. No gain or loss was recognized on the sale.

Indirect Consumer Finance Operations
- - ------------------------------------
Target Market. The Company's indirect lending programs are designed to serve consumers who have limited access to traditional car financing. The Company's typical borrower may have had previous financial difficulties, but is now attempting to re-establish credit, or may not yet have a sufficient credit history. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional car financing sources, the Company generally charges interest at rates which are higher than those charged by traditional car financing sources. The Company also expects to sustain a higher level of credit losses than that experienced by traditional car financing sources since the Company provides financing in a relatively high risk market.

Dealer Relationships. When buying a car, consumers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreement and review potential financing sources. If the consumer elects to pursue financing at a dealer, an application is taken for submission to the dealer's financing sources. The dealers are generally familiar with the lending policies of their financing sources and develop both traditional and secondary financing sources. In the event that a consumer may not qualify for traditional car financing, a dealer typically submits such buyer's application to one or more secondary financing sources, such as the Company, for review.

Since the Company is an indirect lender, the Company's financing programs are marketed directly to the dealers rather than to the consumer. The marketing process involves personal contacts with the owners, general managers and finance managers of the dealers and distribution of the Company's promotional materials. The Company also establishes relationships with dealers through referrals from other participating dealers.

The Company has established relationships with a variety of car dealers located in the markets in which the Company has branch offices or marketing representatives. While the Company occasionally finances purchases of new cars, substantially all of the Company's finance receivables are originated in connection with consumers' purchases of used cars. Of the finance contracts purchased by the Company during the year ended June 30, 1994, approximately 76% were originated by manufacturer-franchised dealers with used car operations and 24% by independent dealers specializing in used car sales. The Company pur-chased contracts from 429 dealers during the year ended June 30, 1994. No dealer accounted for more than 10% of the total volume of contracts purchased by the Company for the year ended June 30, 1994.

Prior to entering into a relationship with a dealer, the Company evaluates the dealer's operating history. The credit profile and performance of contracts purchased from a dealer are continually monitored to determine the viability of the Company's relationship with the dealer. Dealer relationships are maintained through frequent contacts by the Company's representatives and by providing a high level of service, including prompt and consistent credit application processing, timely contract funding and competitive financing terms and fees.

Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the finance contract. To mitigate the Company's risk from potential credit losses, the Company charges the dealers an acquisition fee when purchasing finance contracts. Such acquisition fees are negotiated with dealers on a contract-by-contract basis and are usually non-refundable. Al-though finance contracts are purchased without recourse to the dealer, the deal-er typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract.

Branch Offices. The Company's branch offices are responsible for solicitation and development of dealer relationships and execution of credit decisions. Branch locations are typically staffed by an area general manager and one or more customer service representatives. Larger branches may also have an assistant area manager and/or a dealer marketing representative. Area general managers are compensated with base salaries, annual incentives based on overall branch performance and stock option grants. The area general managers report to a regional manager.

The Company's regional managers monitor branch office compliance with the Company's underwriting guidelines and review and approve all transactions that exceed the underwriting guidelines. The Company's automated application processing system and loan accounting system provide the regional managers access to credit application information enabling them to consult with the area general managers on day to day credit decisions. The regional managers also make periodic visits to the branch offices to conduct operating reviews. The regional managers report to the Senior Vice President and Director of Consumer Finance.

As of June 30, 1994, the Company operated eighteen indirect consumer finance branch offices in thirteen states. The Company's branch offices are located in Dallas-Fort Worth, Houston, San Antonio, Phoenix, Colorado Springs, Denver, Salt Lake City, Atlanta, Chicago, Kansas City, San Jose, Indianapolis, Detroit, Oklahoma City, Las Vegas, St. Louis, San Diego and Nashville.

The Company selects markets for branch office locations based upon the availability of qualified area general managers and evaluation of regulatory, competitive and demographic factors. Branch offices are typically situated in office buildings which are accessible to consumers and local car dealers.

Marketing Representatives. The Company initiated a marketing representative program in fiscal 1994 and as of June 30, 1994, the Company had ten marketing representatives. These marketing representatives cover territories in Washington, Oregon, Texas, Oklahoma, Missouri and Maryland.

The marketing representatives are responsible for solicitation and development of dealer relationships primarily in markets where the Company does not have a branch presence. Unlike the Company's area general managers, the marketing representatives do not have credit authority. Credit applications solicited by the marketing representatives are underwritten at a central purchasing office.

The Company's marketing representatives may be either employees or independent contractors. After a training and development period, the marketing representatives are compensated based primarily upon finance contract originations. The Company's marketing representative program is managed by the Vice President and Director of Sales and Marketing.

Finance Contract Acquisition. The Company purchases individual finance con-tracts through its branch offices based on a decentralized credit approval process tailored to local market conditions. The Company's central purchasing office, which underwrites applications solicited by the marketing representa-tives, operates in a manner similar to the branch office network.

All credit extensions are executed at the branch level. Each area general manager has a specific credit authority based upon their experience and historical loan portfolio results. Any extension of credit outside these limits is reviewed and approved by a regional manager. Although the credit approval process is decentralized, all credit decisions are guided by the Company's overall credit and underwriting policies and procedures.

The Company implemented a credit scoring system across its branch network in late fiscal 1994. The credit scoring system is designed to empirically assess the credit quality of a consumer applicant. While the Company's use of credit scoring is still evolving, the system is intended to supplement the branch level judgmental credit approval process.

Loan application packages completed by prospective borrowers are received via facsimile at the branch offices from the dealers. Application data is entered into the Company's automated application processing system. A credit bureau report is automatically generated and a credit score is computed. Depending on the credit quality of the applicant, a customer service representative may then investigate the residence, employment and credit history of the applicant or forward the application package directly to the area general manager. In either case, all applications are investigated prior to loan funding. The area general manager reviews the application package and determines whether the applicant has been approved, approved subject to any conditions that must be met, or denied. In certain cases, a regional manager may review and approve the area general manager's credit decision. The Company estimates that approximately 50% of applicants are denied credit by the Company typically because of their credit histories or because their income levels are not sufficient to support the proposed level of monthly car payments. The dealer is contacted regarding credit decisions by telefax and/or telephone. Declined applicants are also provided with appropriate notification of the decision.

Once a credit approval has been received from the Company and any other financ-ing sources to which the application package was submitted, the dealer selects a financing source. The ability of the financing source to provide a rapid credit decision and the amount of the contract fees and customer advance are of primary importance to the dealer in choosing a financing source. The interest rate in the finance contract is generally of secondary importance.

Completed loan packages are received from the dealers at the branch office.
Loan terms are reverified with the consumer by branch personnel and the loan packages are forwarded to the Company's centralized loan services department where the package is reviewed for proper documentation and regulatory compliance. The loans are entered into the Company's loan accounting system and a daily report of loans is generated. The loan services department issues a funding check to the dealer. Upon funding of the contract, the Company acquires a perfected security interest in the car that was financed. All of the Company's finance contracts are fully amortizing with substantially equal monthly installments. Consumers receive monthly statements from the Company and remit payments directly to the Company. Payments are processed centrally by the loan services department.

Collections and Repossessions. Collection activity on finance contracts is performed by the Company's collection personnel ("collectors") at the Company's headquarters facility. The collectors follow standardized collection policies and procedures. Collectors monitor the finance receivables portfolio through a computer assisted collection system and typically take action on delinquencies on the fifth day after delinquency occurrence.

A collector's action is typically telephone contact with the consumer utilizing the Company's automated predictive dialing system. This system dials multiple telephone numbers simultaneously based upon parameters set by management. When a telephone connection is made, the delinquent consumer's account information is displayed on a collector's computer terminal. The collector then attempts to work out the delinquency with the consumer.

If a consumer continues to be delinquent, the Company's policy is to work out suitable payment arrangements with the consumer. However, if the consumer becomes seriously delinquent or deals in bad faith with the Company, the Company may ultimately have to repossess the consumer's car and generally will take prompt action to do so. Repossessions are handled by independent repossession firms engaged by the Company. All repossessions are approved by collection managers.

The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed car, and return of personal items to the consumer.

Upon repossession and after any prescribed waiting period, the repossessed car is typically sold at auction. Unearned finance charges and any recoveries are credited against the finance contract, and the remaining balance is charged off against the Company's allowance for losses. The Company will pursue collection of deficiencies when it deems such action to be appropriate.

Insurance and Other Products. The Company requires all consumers to obtain or provide evidence that they carry current comprehensive and collision insurance. Through a third party administrator, the Company tracks the insurance status of each finance contract and sends notices to consumers when collateral becomes uninsured. If no action is taken by the borrower to insure the collateral, continuing efforts are made to persuade the consumer to comply with the insur-ance requirements of the finance contract. Although it has the right, the

Company rarely repossesses a car due to it being uninsured. The Company also does not typically force place insurance coverage and add the premium to the consumer's obligation, although it has the right to do so under the terms of the finance contracts.

The Company will also finance other insurance products including credit life, credit accident and health and extended service contracts at the option of the consumer. The consumer may obtain such products from sources provided by the Company, dealers or from other third parties. The Company may receive compensation related to these products, but the Company does not assume any primary insurance risk.

Risk Management. With its decentralized credit approval process, the Company has developed procedures to evaluate and supervise the operations of each branch office. The Company's centralized risk management department is responsible for monitoring the origination process and supporting the supervisory role of branch management. This group tracks key variables via databases that contain loan applicant data, credit bureau and credit score information, loan structures and terms and payment history. The residual value of the collateral underlying the Company's loan portfolio is updated monthly with a loan by loan link to national wholesale auction values. This data is used for evaluating collateral disposition activities as well as for reserve analysis models.

The risk management department prepares a periodic credit indicator package reviewing portfolio performance at various levels of detail including total company, branch and dealer. A sample of loans are reviewed periodically to audit compliance with policies and procedures. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to constantly refine the structure and mix of new loan production. Projected portfolio returns are reviewed not only on a consolidated basis, but also at the branch, dealer and transaction levels.

Premium Finance Operations
- - --------------------------
The Company's premium finance receivables portfolio and related assets represented approximately 5% of the Company's total assets as of June 30, 1994. While the Company has grown the premium finance business through June 30, 1994, the Company has determined that it will reduce its investment in this business in the future in order to concentrate its resources on its core indirect consum-er lending business. The size of the market for indirect consumer lending is substantially greater than the market for premium finance, and the Company believes that the potential returns are more favorable in the indirect consumer lending business as compared to the premium finance business.

The Company offers financing primarily to consumers who purchase non-standard car liability and physical damage coverages and who are unable or unwilling to pay the full amount of their insurance premium in advance. Consumers generally look to their agent to locate a financing source for their insurance premiums. While many large insurance agencies operate captive premium finance companies, other agents refer their customers to independent premium finance sources such as the Company.

The Company markets its financing program to insurance agents in Texas and Louisiana. The key factors in obtaining business from agents include frequent contacts, quality service, delivering materials and instructions that facilitate the financing transaction, providing a steady source of funding and offering competitive payment terms.

Insurance agents participating in the Company's referral program are provided a supply of premium finance contracts and the Company's rate books and are trained to initiate notes on behalf of the Company. The agent assists the customer in completing the premium finance contract by using the Company's rate books, which set forth payment terms and finance charge rates by premium amount. The Company has minimum down payment requirements and generally charges the maximum allow-able interest rate.

Under the terms of the finance contract, the customer is required to repay the loan in equal monthly installments over four to ten months depending upon the term of the insurance policy. Customers receive monthly statements and mail payments directly to the Company. The finance contract provides the Company the right to cancel the insurance policy and obtain a refund of the unearned premium directly from the insurance carrier in the event of a payment default. Upon receipt of the unearned premium from the insurance company, the Company deducts the principal balance of the note and applicable late charges and returns the excess, if any, to the customer. While the Company's down payment requirements and monthly payment schedule are designed so that the unearned premium value of the policy generally exceeds the unpaid principal balance of the note, charge-offs may still result from untimely policy cancellations, short rate premium refunds, non-refundable fees, insurance company or agency insolvencies or other factors.

Direct Lending Portfolio
- - ------------------------
Prior to September 1992, the Company's finance receivables consisted solely of finance contracts originated in connection with the sale of used cars at the Company's former retail locations. These finance receivables are referred to as the direct lending portfolio. Since the Company has exited the retail used car business, the direct lending portfolio is being liquidated over time as the contracts are collected or charged-off.

Distressed Receivables Joint Ventures
- - -------------------------------------
During fiscal 1994, the Company entered into certain joint venture arrangements with third parties to acquire and collect distressed receivables portfolios. While the Company's capital investment in these joint ventures is not material, the Company has provided office facilities, computer systems and administrative support to the joint ventures.

Trade Names
- - -----------
The Company has obtained federal trademark protection for the "AmeriCredit" name and the logo that incorporates the "AmeriCredit" name.

Competition
- - -----------
Because the Company's target market consists of consumers who generally have limited access to traditional financing sources, the Company usually does not compete directly with banks, savings and loans, credit unions, the manufactur-ers' captive finance companies and other traditional sources of consumer credit.

However, the Company encounters intense competition in its segment of the market from other local, regional and national consumer finance companies, some of which have access to greater financial resources than the Company. In addition, there can be no assurance that traditional financial institutions will not, in the future, become more active in providing financing to the Company's targeted customer base.

The Company plans to expand its indirect consumer finance business by adding additional branch offices and marketing representatives and expanding loan production capacity at existing branches. The success of this strategy is dependent upon the Company's ability to hire and retain qualified area general managers and other personnel and develop relationships with more dealers. The Company confronts intense competition in attracting key personnel and establishing relationships with dealers. Dealers often already have favorable secondary financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's markets may result in a reduction in the contract fees that the Company charges the dealers or a decrease in contract acquisition volume, which would adversely affect the Company's profitability.

Regulation
- - ----------
The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations.

The consumer credit authority in each state in which the Company operates has primary responsibility for regulation and enforcement of laws relating to consumer lenders and sales finance agencies such as the Company. Such rules and regulations generally provide for licensing of lenders, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation and restrictions on collection practices and creditors' rights.
In certain states, the Company's branch offices are subject to periodic examination by state regulatory authorities.

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers, prohibit misleading advertising and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

The dealers who originate car loans purchased by the Company also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with such statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on the Company.

Management believes that it maintains all licenses and permits required for its current operations and is in substantial compliance with all applicable local, state, and federal regulations. There can be no assurance, however, that the Company will be able to maintain all requisite licenses and permits and the failure to satisfy those and other regulatory requirements could have a material adverse effect on the operations of the Company. Further, the adoption of additional, or the revision of existing rules and regulations could have a material adverse effect on the Company's business.

Employees
- - ---------
At June 30, 1994, the Company employed 183 persons.

Executive Officers
- - ------------------
The following sets forth certain data concerning the executive officers of the Company and AFSI, all of whom are elected on an annual basis.

     Name                 Age              Position

Clifton H. Morris, Jr.     59      Chairman of the Board, Chief
                                     Executive Officer and President

Dennis R. Adams            39      Senior Vice President, Director of
                                     Collections of AFSI

Michael R. Barrington      35      Vice President and President and
                                     Chief Operating Officer of AFSI

Daniel E. Berce            40      Vice President, Chief Financial
                                     Officer and Treasurer

Chris A. Choate            31      General Counsel and Secretary

Edward H. Esstman          53      Senior Vice President, Director of
                                     Consumer Finance of AFSI

CLIFTON H. MORRIS, JR. has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to the present. Mr. Morris is also a director of Service Corporation International, a publicly held company that owns and operates funeral homes and related businesses, and Cash America International, Inc., a publicly held pawn brokerage company.

DENNIS R. ADAMS has been Senior Vice President, Director of Collections of AFSI
since AFSI's formation in July 1992.   Mr. Adams was also Vice President,
Director of Collections and Customer Service of the Company from July 1991 until July 1992. From September 1985 until July 1991, Mr. Adams acted in various management capacities at Citicorp National Services, most recently as Collection Center Manager for Citicorp's National P&L Recovery Center in Dallas, Texas.

MICHAEL R. BARRINGTON has been President and Chief Operating Officer of AFSI since AFSI's formation in July 1992. Mr. Barrington has also been Vice President of the Company since May 1991. Mr. Barrington was Assistant to the Chairman of the Company from July 1989 until May 1991 and Vice President, Credit and Finance Operations from July 1990 until May 1991. From December 1984 until July 1989, Mr. Barrington was employed at Bank One, Texas, N.A. (previously MBank Fort Worth, N.A.) in various capacities, most recently as Senior Vice President and Manager of Commercial Lending.

DANIEL E. BERCE is a certified public accountant and has been Vice President, Chief Financial Officer and Treasurer for the Company since May 1991. Mr. Berce was Vice President, Chief Financial Officer from May 1990 until May 1991. Prior to that, he was a partner of Coopers & Lybrand, certified public accountants, for four years and with such firm for fifteen years.

CHRIS A. CHOATE has been General Counsel and Secretary of the Company since January 1993. From July 1991 until January 1993, Mr. Choate was Assistant General Counsel. Prior to that, he was an associate with the law firm of Jones, Day, Reaves & Pogue in Dallas, Texas from January 1990 until July 1991 and an associate with the law firm of Jenkens & Gilchrist in Dallas, Texas from September 1988 until January 1990.

EDWARD H. ESSTMAN has been Senior Vice President, Director of Consumer Finance of AFSI since AFSI's formation in July 1992. From April 1984 until June 1992, Mr. Esstman acted in various management capacities at Mercury Finance Company, most recently as Vice President of Administration.

Item 2.  Properties
- - -------------------
The Company's executive offices are located at 200 Bailey Avenue, Fort Worth, Texas, in a 43,000 square foot building purchased by the Company in February 1994. All of the Company's branch office facilities are leased under lease agreements with original terms of two to four years.

Item 3.  Legal Proceedings
- - --------------------------
Four lawsuits were filed against the Company, several of its current and former officers and directors, and certain other defendants, alleging violations of federal securities and other laws. The suits were originally filed in July 1990, and in October 1991, the four lawsuits were consolidated into one action. In May 1993, the U.S. District Court for the Northern District of Texas, Dallas Division, dismissed with prejudice all claims alleging violations of federal securities laws. The plaintiffs' state claims were dismissed for want of jurisdiction. The plaintiffs appealed the dismissal to the Court of Appeals for the Fifth Circuit. On August 8, 1994, the Court of Appeals for the Fifth Circuit affirmed the U.S. District Court's dismissal of the lawsuit.

The Company is involved in other lawsuits in the normal course of business. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 1994.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- - ------------------------------------------------------------------------------
The Company has never paid cash dividends on its common stock. The Company's bank line of credit contains certain restrictions on the payment of dividends. While the Company has an accumulated deficit at June 30, 1994, the Company presently intends to retain future earnings, if any, for purposes of funding operations.

Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in further response to this Item 5.

Item 6.  Selected Financial Data
- - --------------------------------
Information contained under the caption "Summary Financial and Operating Information" in the Annual Report is incorporated herein by reference in response to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
- - ------------------------------------------------------------------------
Information contained under the caption "Financial Review" in the Annual Report is incorporated herein by reference in response to this Item 7.

Item 8.  Financial Statements and Supplementary Data
- - ----------------------------------------------------
The Consolidated Financial Statements of the Company included in the Annual Report and information contained under the caption "Quarterly Data" in the Annual Report are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
- - -------------------------------------------------------------------------
The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
- - ------------------------------------------------------------
Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. "Business - Executive Officers" for information concerning executive officers.

Item 11.  Executive Compensation
- - --------------------------------
Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- - ------------------------------------------------------------------------
Information contained under the caption "Principal Shareholders and Stock Ownership of Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Item 13.  Certain Relationships and Related Transactions
- - --------------------------------------------------------
Information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- - --------------------------------------------------------------------------
(1) The following Consolidated Financial Statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 1994 and 1993.

     Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992.

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1994, 1993 and 1992.

     Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992.

Notes to Consolidated Financial Statements

Report of Independent Accountants

(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 17 and 18.

(4) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1994.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1994.

                           AmeriCredit Corp.

                           BY:     /s/ Clifton H. Morris, Jr.
                                   Clifton H. Morris, Jr.
                                   Chairman of the Board, Chief
                                     Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                 DATE

/s/ Clifton H. Morris, Jr.   Chairman of the Board,   September 27, 1994
Clifton H. Morris, Jr.         Chief Executive
                               Officer and President

/s/ Daniel E. Berce          Vice President, Chief    September 27, 1994
Daniel E. Berce                Financial Officer and
                               Treasurer and Director

/s/ Michael R. Barrington    Vice President and       September 27, 1994
Michael R. Barrington          Director

/s/ James H. Greer                  Director          September 27, 1994
James H. Greer

/s/ Gerald W. Haddock               Director          September 27, 1994
Gerald W. Haddock

/s/ Kenneth H. Jones, Jr.           Director          September 27, 1994
Kenneth H. Jones, Jr.

                             INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

 Exhibit
 Number                        Description

    *3.1 --    Articles of Incorporation of the Company, filed May 18,
               1988, and Articles of Amendment to Articles of Incorporation,
               filed August 24, 1988 (Exhibit 3.1)
    *3.2 --    Amendment to Articles of Incorporation, filed October 18,
               1989 (Exhibit 3.2)
  ###3.3 --    Articles of Amendment to the Articles of Incorporation of
               the Company, filed November 12, 1992 (Exhibit 3.3)
    *3.4 --    Bylaws of the Company (Exhibit 3.4)
    #4.1 --    Specimen stock certificate evidencing the Common Stock
               (Exhibit 4.1)
    *4.2 --    Amended Warrant Agreement, dated September 6, 1989, between the Company and Alex Brown & Sons Incorporated and Amendment
               to Warrant Agreement, dated October 24, 1989 (Exhibit 4.3)
    *4.3 --    Amended Warrant Agreement, dated September 6, 1989, between the Company and Cazenove Inc. and Amendment to Warrant
               Agreement, dated October 24, 1989 (Exhibit 4.3)
   *10.1 --    1989 Stock Option Plan for Non-Employee Directors of the
               Company (Exhibit 10.4)
   *10.2 --    1989 Stock Option Plan (with Stock Appreciation Rights) for the Company (Exhibit 10.5)
  **10.3 --    Amendment No. 1 to the 1989 Stock Option Plan (with Stock
               Appreciation Rights) for the Company (Exhibit 4.6)
   *10.4 --    1987 Incentive Stock Option Plan for the Company (Exhibit
               10.6)
 ***10.5 --    1990 Stock Option Plan for Non-Employee Directors of the
               Company (Exhibit 10.14)
   #10.6 --    1991 Key Employee Stock Option Plan of the Company (Exhibit
               10.10)
   #10.7 --    1991 Non-employee Director Stock Option Plan of the Company
               (Exhibit 10.11)
   #10.8 --    Executive Employment Agreement, dated January 30, 1991,
               between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)
   #10.9 --    Executive Employment Agreement, dated January 30, 1991,
               between the Company and Michael R. Barrington (Exhibit 10.19)
  #10.10 --    Executive Employment Agreement, dated January 30, 1991,
               between the Company and Daniel E. Berce (Exhibit 10.20)
###10.11 --    Executive Employment Agreement, dated May 20, 1993, between the Company and Edward H. Esstman
###10.12 --    Executive Employment Agreement, dated August 18, 1993,
               between the Company and Dennis R. Adams
 ##10.13 --    Stock Purchase Agreement By and Between AmeriCredit Corp.,
               as Seller, and Pacific Automart Inc., as Buyer, dated April
               30, 1993 (Exhibit 10.1)
 ##10.14 --    Stock Purchase, Release and Confidentiality Agreement By
               and Between AmeriCredit Corp. and Pacific Automart Inc., dated
               August 3, 1993 (Exhibit 10.2)

                             INDEX TO EXHIBITS

                                (Continued)

  ^10.15 --    Revolving Credit Agreement, dated October 18, 1993, between
               AmeriCredit Corp. and subsidiaries and First Interstate Bank of Texas, N.A. (Exhibit 10.1)
  @10.16 --    Stock Option Purchase Agreement, dated April 4, 1994, between
               AmeriCredit Corp. and Rainwater Management Partners, Ltd.
   @11.1 --    Schedule Re Computation of Per Share Earnings
   @13.1 --    1994 Annual Report to Shareholders of the Company
   @21.1 --    Subsidiaries of the Company
   @23.1 --    Consent of Coopers & Lybrand
   @27.1 --    Financial Data Schedule
   _____________________________________________________________________

*        Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
**       Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.
***      Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990 filed by the Company with the Securities and Exchange Commission.
#        Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991 filed by the Company with the Securities and Exchange Commission.
##       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K dated August 3, 1993 filed by the Company with the Securities and Exchange
         Commission.
### Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993 filed by the Company with the Securities and Exchange Commission.
^ Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 filed by the Company with the Securities and Exchange Commission.
@        Filed herewith.