Form 10-Q
period 1994-09-30
AMERICREDIT CORP
filed 1994-11-14
CIK 804269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

  (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994

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
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identifiation No.)

                200 Bailey Avenue, Fort Worth, Texas   76107
                    (Address of principal executive offices)
                                   (Zip Code)

                               (817) 332-7000
               (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed sinced last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes   X       No

  There were 28,756,673 shares of common stock, $.01 par value outstanding as of November 11, 1994.

                           AMERICREDIT CORP.


                          INDEX TO FORM 10-Q


  Part I.   FINANCIAL INFORMATION


    Item 1. Financial Statements                       Page

       Consolidated Balance Sheets -
         September 30, 1994 and June 30, 1994. . . . .   3

         Consolidated Income Statements -
         Three Months Ended September 30,
         1994 and 1993 . . . . . . . . . . . . . . . .   4

         Consolidated Statements of
         Cash Flows - Three Months Ended
         September 30, 1994 and 1993 . . . . . . . . .   5

         Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . .   6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . .   8

  Part II.   OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . .  15

     Item 6. Exhibits and Reports on Form 8-K. . . . .  15

  SIGNATURE                                        . .  16

                    PART I - FINANCIAL INFORMATION

  Item I.     FINANCIAL STATEMENTS

                           AMERICREDIT CORP.
                      Consolidated Balance Sheets
                   (Unaudited, Dollars in Thousands)

                                     September 30,  June 30,
                                          1994        1994
                                     -------------  --------
  ASSETS
     Cash and cash equivalents         $      49    $ 15,756
     Investment securities                19,470      26,506
     Finance receivables, net             95,558      72,150
     Property and equipment, net           5,451       5,345
     Other assets                          2,895       2,458
                                         -------     -------
           Total assets                 $123,423    $122,215
                                         =======     =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
       Notes payable                    $    347    $    388
       Accrued taxes and expenses          1,757       2,326
                                         -------     -------
            Total liabilities              2,104       2,714
                                         -------     -------
     Contingencies (Note 4)

     Shareholders' equity:
       Common stock, $.01 par value
       per share; 120,000,000 shares
       authorized; 31,761,533 and
       31,757,333 shares issued,
       respectively                          318         318
       Additional paid-in capital        183,605     183,588
       Accumulated deficit             (  53,916)  (  55,717)
                                         -------     -------
                                         130,007     128,189

       Treasury stock, at cost
         (3,008,360 shares)            (   8,688)  (   8,688)
                                         -------     -------
       Total shareholders' equity        121,319     119,501
                                         -------     -------
       Total liabilities and
         shareholders' equity           $123,423    $122,215
                                         =======     =======

              The accompanying notes are an integral part
                of these consolidated financial statements

                           AMERICREDIT CORP.
                    Consolidated Income Statements
       (Unaudited, Dollars in Thousands, Except Per Share Data)


                                   Three Months Ended
                                      September 30,
                                   ------------------
                                  1994            1993
                                  ----            ----
  Revenue:
   Finance charge income       $     4,826   $     2,896
   Investment income                   348           722
   Other income                        487            84
                                ----------    ----------
                                     5,661         3,702

  Costs and expenses:
   Operating expenses                3,121         2,244
   Provision for losses                654           288
   Interest expense                     49            35
                                ----------    ----------
                                     3,824         2,567
                                ----------    ----------
  Income before income taxes         1,837         1,135

  Provision for income taxes            36
                                ----------    ----------
        Net income             $     1,801   $     1,135
                                ==========    ==========

  Earnings per share           $       .06   $       .04
                                ==========    ==========
  Weighted average shares
    and share equivalents       30,122,210    31,842,088
                                ==========    ==========

               The accompanying notes are an integral part of these consolidated financial statements

                           AMERICREDIT CORP.
                 Consolidated Statements of Cash Flows
                   (Unaudited, Dollars in Thousands)

                                            Three Months Ended
                                               September 30,
                                            ------------------
                                            1994        1993
                                            ----        ----
  Cash flows from operating activities:
   Net income                             $ 1,801     $ 1,135
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization          322         314
       Provision for losses                   654         288
       Changes in assets and
         liabilities:
           Other assets                  (    437)        106
        Accrued taxes and expenses       (    569)   (    265)
                                           ------      ------
          Net cash provided by
            operating activities            1,771       1,578
                                           ------      ------
  Cash flows from investing activities:
    Purchases and originations of
      finance receivables                ( 38,272)   ( 14,011)
   Principal collections and recoveries
     on finance receivables                14,210      10,341
   Purchases of property and equipment   (    441)   (     53)
   Proceeds from disposition of property
     and equipment                             13          61
   Purchases of investment securities                (  6,779)
   Proceeds from sales and maturities of
     investment securities                  7,036       6,831
   Proceeds from sale of investment in
     affiliate                                         11,300
                                           ------      ------
          Net cash provided (used) by
            investing activities         ( 17,454)      7,690
                                           ------      ------
  Cash flows from financing activities:
    Payments on notes payable            (     41)   (    171)
    Proceeds from issuance of
      common stock                             17          87
                                           ------      ------
          Net cash used by financing
            activities                   (     24)   (     84)
                                           ------      ------
  Net increase (decrease) in cash and
   cash equivalents                      ( 15,707)      9,184

  Cash and cash equivalents at
    beginning of period                    15,756      33,268
                                           ------      ------
  Cash and cash equivalents at
    end of period                         $    49     $42,452
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

  The consolidated financial statements as of September 30, 1994 and for the periods ended September 30, 1994 and 1993 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

  The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1994 Annual Report to Shareholders.

  NOTE 2 - FINANCE RECEIVABLES

  Finance receivables consist of the following (in thousands):

                                      September 30,  June 30,
                                          1994         1994
                                      -------------  --------
  Indirect consumer lending contracts:
    Precomputed interest                $ 75,860     $55,617
    Simple interest                       38,030      24,890
                                         -------      ------

                                         113,890      80,507
  Direct lending                           4,683       8,467
  Premium finance                          6,613       6,631
                                         -------      ------

  Total finance receivables              125,186      95,605

  Less unearned finance charges
    and fees                           (  18,753)   ( 14,125)
                                         -------      ------
  Principal amount of finance
    receivables                          106,433      81,480

  Less allowance for losses            (  10,875)   (  9,330)
                                         -------      ------
  Finance receivables, net              $ 95,558     $72,150
                                         =======      ======

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

  A summary of the allowance for losses is as follows (in thousands):

                                       Three Months Ended
                                          September 30,
                                       ------------------
                                       1994          1993
                                       ----          ----
  Balance at beginning of period     $ 9,330       $12,581
  Provision for losses                   654           288
  Acquisition fees on indirect
    consumer lending contracts         2,340           939
  Net charge-offs                   (  1,449)     (  3,596)
                                      ------        ------
  Balance at end of period           $10,875       $10,212
                                      ======        ======

  NOTE 3 - CREDIT AGREEMENT

  In September 1994, the Company entered into a revolving credit agreement with a group of banks under which the Company may borrow up to $75 million, subject to a defined borrowing base. No borrowings were outstanding as of September 30, 1994. Borrowings under the credit agreement will be collateralized by the indirect finance receivables portfolio and will bear interest, based upon the Company's option, at either the reference prime plus 1/2% or various market London Interbank Offered Rates plus 2-1/4%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in November 1995, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures and repurchase of common stock.

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

  NOTE 5 - INCOME TAXES

  The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                             Three Months Ended
                                                September 30,
                                             ------------------
                                             1994          1993
                                             ----          ----
  U.S. statutory tax rate                     34%           34%
  Utilization of net operating loss
    carryforwards                            (34 )         (34 )
  State income taxes                           2
                                              --            --
                                               2%            0%
                                              ==            ==

  At June 30, 1994, the Company has net operating loss carryforwards of $52,000,000 for income tax reporting purposes which expire between 2007 and 2009 and an alternative minimum tax carryforward of $900,000 with no expiration date.

  NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments for interest costs consist of the following (in thousands):

                                          Three Months Ended
                                             September 30,
                                          ------------------
                                          1994          1993
                                          ----          ----
  Interest costs (none capitalized)       $49            $35

  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  General

  Since September 1992, the Company has been in the business of purchasing finance contracts originated by franchised and independent car dealers, generally referred to as indirect consumer lending. Since April 1993, the Company has also financed insurance premiums for consumers purchasing car insurance through independent insurance agents.

  The Company previously engaged in the retail used car sales and finance business. However, in connection with a restructuring, the Company withdrew from the retail used car sales business effective December 31, 1992. The finance receivables originated in this previous business are referred to as the direct lending portfolio and are being liquidated over time as the contracts are collected or charged-off.

  Three Months Ended September 30, 1994 as compared to
  ----------------------------------------------------
     Three Months Ended September 30, 1993
     -------------------------------------

  Revenue:

  The Company's overall finance charge income consisted of the following (in thousands):

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                        1994          1993
                                        ----          ----
  Indirect consumer lending         $4,227   88%   $1,097    38%
  Direct lending                       250    5%    1,554    54%
  Premium finance                      349    7%      245     8%
                                     -----  ---     -----   ---
                                    $4,826  100%   $2,896   100%
                                     =====  ===     =====   ===

  The increase in finance charge income for the indirect consumer lending business is a result of growth in average net finance receivables outstanding. The Company purchased $36.8 million of indirect loans during the three months ended September 30, 1994, compared to $11.6 million during the three months ended September 30, 1993. The indirect consumer lending portfolio was $95.9 million at September 30, 1994, compared to $25.9 million at September 30, 1993. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 20 branch offices as of September 30, 1994, compared to nine as of September 30, 1993.

  The decrease in direct lending finance charge income is due to liquidation of the direct lending portfolio.

  The Company's overall effective yield on its finance receivables increased to 20.6% from 20.5% primarily as a result of higher finance charge rates realized in the Company's indirect consumer lending business. The effective yield on indirect consumer lending receivables was 20.8% for the three months ended September 30, 1994, while the effective yield on direct lending receivables was 16.6% for the same period.

  Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the three months ended September 30, 1994. The Company's yield on its cash and cash equivalents and investment securities was 4.5% for the three months ended September 30, 1994 as compared to 3.8% for the three months ended September 30, 1993.

  Other income for the three months ended September 30, 1994 included $360,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. These joint ventures were formed during the second quarter of fiscal 1994.

  Costs and Expenses:

  Operating expenses as a percentage of average net finance receivables outstanding decreased to 3.3% for the three months ended September 30, 1994 as compared to 4.0% for the three months ended September 30, 1993. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $877,000, or 39% primarily due to the addition of branch offices and marketing representatives.

  The provision for losses increased to $654,000 as compared to $288,000. Further discussion concerning the provison for losses is included under the caption, "Finance Receivables".

  FINANCE RECEIVABLES

  Net finance receivables represented 77.4% of the Company's total assets at September 30, 1994. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                              September 30,
                                                  1994
                              --------------------------------------------
                              Indirect     Direct      Premium       Total
                              --------------------------------------------
  Gross finance
    receivables               $113,890      $4,683      $ 6,613     $125,186
  Unearned finance
    charges and fees         (  18,005)    (   293)    (    455)   (  18,753)
                               -------       -----       ------      -------
  Finance receivables
    (principal amount)          95,885       4,390        6,158      106,433

  Allowance for losses       (   9,787)    (   723)    (    365)   (  10,875)
                               -------       -----       ------      -------
    Finance receivables,
      net                     $ 86,098      $3,667      $ 5,793     $ 95,558
                               =======       =====       ======      =======
  Number of outstanding
    contracts                   12,828       2,782       13,018       28,628
                               =======       =====       ======      =======
  Allowance for losses as
    a percentage of finance
    receivables (principal
    amount)                       10.2%       16.5%         5.9%       10.2%
                               =======       =====       ======      ======
  Average amount of
    outstanding contract
    (principal amount)
    (in dollars)              $  7,475      $1,578      $   473    $  3,718
                               =======       =====       ======     =======

  The Company provides financing in relatively high-risk markets, and therefore, charge-offs and related losses are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheet as a reserve against estimated future losses in the finance receivables portfolio. In the indirect consumer lending business, the Company typically purchases individual finance contracts for a non-refundable acquisition fee on a non-recourse basis, and such acquisition fees are also recorded in the consolidated balance sheet as an allowance for losses. The Company reviews historical origination and charge-off relationships, charge-off experience factors, collections information, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgements as to the appropriateness of the periodic provision for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for accurately estimating the ultimate losses in the finance receivables portfolio.

  Indirect Finance Receivables:

  The following is a summary of indirect consumer lending contracts which are more than 60 days delinquent (dollars in thousands):

                                                    September 30,
                                                    ------------
                                                 1994          1993
                                                 ----          ----
  Principal amount of delinquent contracts      $1,931         $313
  Principal amount of delinquent contracts
    as a percentage of total net indirect
    finance receivables outstanding                2.0%         1.2%

  The following table presents charge-off data with respect to the Company's indirect finance receivables portfolio (dollars in thousands):

                                             Three Months Ended
                                                September 30,
                                             ------------------
                                             1994          1993
                                             ----          ----
  Net charge-offs                            $880          $144
  Net charge-offs as a percentage
    of average net indirect finance
    receivables outstanding                   1.1%           .7%

  The Company recorded periodic provisions for losses as charges to operations of $606,000 and $254,000 related to its indirect finance receivables portfolio for the three months ended September 30, 1994 and 1993, respectively. The Company also accounts for acquisition fees on indirect consumer lending contracts as additional allowances for losses.

  The Company began its indirect consumer lending business in September 1992 and has grown its receivables portfolio to $95.9 million as of September 30, 1994. The Company expects that its aggregate portfolio delinquency and charge-offs will increase over time as its portfolio gains more maturity. Delinquency and charge-offs typically tend to occur after a loan has been outstanding for several months. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

  Direct Finance Receivables:

  The following is a summary of direct lending contracts which are more than three payments delinquent if payment terms are weekly, biweekly or semi-monthly, and 60 days delinquent if payment terms are monthly (dollars in thousands):

                                             September 30,
                                           -----------------
                                           1994         1993
                                           ----         ----
  Number of delinquent contracts           262           716
  Number of delinquent contracts
    as a percentage of the total
    number of contracts outstanding        9.4%          7.3%

  Amount of delinquent contracts *        $607        $3,164
  Amount of delinquent contracts
    as a percentage of total gross
    direct finance receivables
    outstanding *                         13.0%       9.9%

  *  Includes unearned finance charges

  The following table presents repossession and charge-off data with respect to the Company's direct finance receivables portfolio:

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                        1994          1993
                                        ----          ----
  Repossessions and other
    charge-offs                          260           996
  Repossessions and other
    charge-offs as a percentage
    of the average number
    of contracts outstanding             7.4%          9.3%
  Net charge-offs
    (in thousands                     $  450        $3,445
  Average net charge-off              $1,730        $3,459
  Net charge-offs as a percentage
    of average direct finance
    receivables outstanding,
    less unearned finance charges        7.5%         10.4%

  Net charge-offs as a percentage of the average direct finance receivables outstanding has decreased as the portfolio has become more seasoned and average outstanding contract balances have decreased. The Company did not record any periodic provisions for losses related to its direct finance receivables portfolio for the three months ended September 30, 1994 and 1993.

  Premium Finance Receivables:

  Premium finance loans made by the Company are collateralized by the unearned premium value of the car insurance policies financed. If the consumer defaults on the payment terms of the loan, the Company has the right to cancel the insurance policy and obtain a refund of the unearned premium from the insurance carrier. While the Company generally requires a sufficient down payment and limits the terms of loans so that the unearned premium value typically exceeds the outstanding principal balance of the loan, charge-offs may still result from untimely policy cancellations, short rate insurance premium refunds, non-refundable policy fees, insurance company or agency insolvencies or other factors. The Company recorded periodic provisions for losses of $48,000 and $34,000 related to its premium finance receivables portfolio for the three months ended September 30, 1994 and 1993, respectively.

  The following table presents charge-off data with respect to the Company's premium finance receivables portfolio (dollars in thousands):

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                        1994          1993
                                        ----          ----
  Net charge-offs                        $119        $  7
  Net charge-offs as a percentage
    of the average outstanding
    amount of premium finance
    receivables (principal amount)        1.9%         .3%

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows are summarized as follows (in thousands):

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                        1994          1993
                                        ----          ----
  Operating activities                $ 1,771        $1,578
  Investing activities               ( 17,454)        7,690
  Financing activities               (     24)      (    84)
                                       ------         -----
  Net increase (decrease) in
    cash and cash equivalent         ($15,707)       $9,184
                                       ======         =====

  In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $7,036,000 and $52,000 for the three months ended September 30, 1994 and 1993, respectively. Such amounts are included as investing activities in the above table.

  The Company's primary source of cash has been collections and recoveries on its finance receivables portfolio. The Company also received proceeds from the sale of its interest in Pacific Automart Inc. of $11.3 million in August 1993.

  The Company's primary use of cash has been purchases and originations of finance receivables. The Company entered the indirect consumer lending business in September 1992 and has grown the indirect finance portfolio to $95.9 million as of September 30, 1994. The Company operated 20 indirect consumer lending branches in fifteen states and had several marketing representatives as of September 30, 1994. The Company plans to open ten additional consumer lending branches, add marketing representatives and expand loan production capacity at existing branch offices in fiscal 1995. While the Company has been able to establish and grow this business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

  The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 3,017,300 shares of common stock have been purchased pursuant to this program through September 30, 1994. However, no shares were purchased during the three months ended September 30, 1994.

  As of September 30, 1994, the Company had $19.5 million in cash and cash equivalents and investment securities. The Company also has a revolving credit agreement with a group of banks under which the Company may borrow up to $75 million. The Company estimates that it will require additional external capital in fiscal 1995 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect consumer lending business, capital expenditures, and other costs and expenses.

  The Company anticipates that such funding will be in the form of a securitization of a portion of its finance receivables portfolio. There can be no assurance that external funding will be available, or if available, that it will be on terms acceptable to the Company.

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

                  Not Applicable

       Item 5.    OTHER INFORMATION

                  Not Applicable

       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits:

                      10.1 - Revolving Credit Agreement, dated
                      September 21, 1994, between AmeriCredit
                      Corp. and subsidiaries and First Interstate
                      Bank of Texas, N.A., Bank One, Texas, N.A.,
                      LaSalle National Bank, and The Daiwa Bank,
                      Ltd.

                      11.1 - Statement Re Computation of Per
                      Share Earnings

                      27.1 - Financial Data Schedule

                  (b) Reports on Form 8-K

                      The Company did not file any reports on
                      Form 8-K during the quarterly period ended
                      September 30, 1994.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         AmeriCredit Corp.
                                ----------------------------------
                                           (Registrant)


  Date:  November 11, 1994 By:         /s/  Daniel E. Berce
                                ----------------------------------
                                           (Signature)

                                Daniel E. Berce
                                Chief Financial Officer