Form 10-Q
period 1994-12-31
AMERICREDIT CORP
filed 1995-02-10
CIK 804269

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

  (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1994

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

  There were 28,687,473 shares of common stock, $.01 par value outstanding as of January 31, 1995.

                           AMERICREDIT CORP.


                          INDEX TO FORM 10-Q


  Part I.                                            FINANCIAL INFORMATION


    Item 1. Financial Statements                       Page

       Consolidated Balance Sheets -
         December 31, 1994 and June 30, 1994 . . . . .   3

         Consolidated Income Statements -
         Three Months and Six Months Ended
         December 31, 1994 and 1993. . . . . . . . . .   4

         Consolidated Statements of
         Cash Flows - Six Months Ended
         December 31, 1994 and 1993. . . . . . . . . .   5

         Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . .   6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . .   9

  Part II.   OTHER INFORMATION

     Item 4. Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . .  19

     Item 6. Exhibits and Reports on Form 8-K. . . . .  19

  SIGNATURE      . . . . . . . . . . . . . . . . . . .  21

                    PART I - FINANCIAL INFORMATION

  Item I.     FINANCIAL STATEMENTS

                           AMERICREDIT CORP.
                      Consolidated Balance Sheets
                   (Unaudited, Dollars in Thousands)

                                      December 31,  June 30,
                                          1994        1994
                                      ------------  --------
  ASSETS
     Cash and cash equivalents          $ 26,960    $ 15,756
     Restricted cash                       2,834
     Investment securities                15,094      26,506
     Finance receivables, net            124,195      72,150
     Property and equipment, net           5,105       5,345
     Other assets                          3,224       2,458
                                         -------     -------
           Total assets                 $177,412    $122,215
                                         =======     =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
       Automobile receivables
         -backed notes                  $ 51,000    $
       Notes payable                         306         388
       Accrued taxes and expenses          2,486       2,326
                                         -------     -------
           Total liabilities              53,792       2,714
                                         -------     -------
     Shareholders' equity:
       Common stock, $.01 par value
       per share; 120,000,000 shares
       authorized; 31,814,033 and
       31,757,333 shares issued,
       respectively                          318         318
       Additional paid-in capital        183,814     183,588
       Accumulated deficit             (  51,824)  (  55,717)
                                         -------     -------
                                         132,308     128,189
       Treasury stock, at cost
         (3,008,360 shares)            (   8,688)  (   8,688)
                                         -------     -------
       Total shareholders' equity        123,620     119,501
                                         -------     -------
       Total liabilities and
         shareholders' equity           $177,412    $122,215
                                         =======     =======

               The accompanying notes are an integral part
                of these consolidated financial statements

                           AMERICREDIT CORP.
                    Consolidated Income Statements
       (Unaudited, Dollars in Thousands, Except Per Share Data)

                          Three Months Ended       Six Months Ended
                             December 31,             December 31,
                          1994          1993       1994          1993
                          ------------------       ------------------
  Revenue:
     Finance charge
      income           $     6,312  $     3,006  $    11,138 $     5,902
     Investment income         299          877          647       1,599
     Other income              167           92          654         176
                        ----------   ----------   ----------  ----------
                             6,778        3,975       12,439       7,677
                        ----------   ----------   ---------   ----------
  Costs and expenses:
     Operating expenses      3,396        2,323        6,517       4,567
     Provision for
      losses                   883          264        1,537         552
     Interest expense          364           54          413          89
                        ----------   ----------   ----------  ----------
                             4,643        2,641        8,467       5,208
                        ----------   ----------   ----------  ----------
  Income before
    income taxes             2,135        1,334        3,972       2,469

  Provision for
    income taxes                43                        79
                        ----------   ----------   ----------  ----------

         Net income    $     2,092  $     1,334  $     3,893 $     2,469
                        ==========   ==========   ==========  ==========

  Earnings per share   $       .07  $       .04  $       .13 $       .08
                        ==========   ==========   ==========  ==========
  Weighted average
    shares and share
    equivalents         30,191,179   32,614,405   30,126,388  32,311,118
                        ==========   ==========   ==========  ==========


                The accompanying notes are an integral part of these consolidated financial statements

                           AMERICREDIT CORP.
                 Consolidated Statements of Cash Flows
                   (Unaudited, Dollars in Thousands)

                                                       Six Months Ended
                                                          December 31,
                                                      1994          1993
                                                      ------------------
  Cash flows from operating activities:
   Net income                                        $ 3,893     $ 2,469
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                      642         631
      Provision for losses                             1,537         552
      Changes in assets and liabilities:
        Other assets                                (    480)        516
        Accrued taxes and expenses                       160    (  1,883)
                                                      ------      ------
          Net cash provided by operating activities    5,752       2,285
                                                      ------      ------
  Cash flows from investing activities:
   Purchases and originations of finance
     receivables                                    ( 83,204)   ( 27,457)
   Principal collections and recoveries on
     finance receivables                              29,622      21,211
   Purchases of property and equipment              (    748)   (     90)
   Proceeds from disposition of property
     and equipment                                        60          93
   Purchases of investment securities                           (  9,700)
   Proceeds from sales and maturities of
     investment securities                            11,412      13,932
   Increase in restricted cash                      (  2,834)
   Proceeds from sale of investment in affiliate                  11,300
                                                      ------      ------
          Net cash provided (used) by
            investing activities                    ( 45,692)      9,289
                                                      ------      ------
  Cash flows from financing activities:
   Borrowings on bank line of credit                  15,600
   Repayments on bank line of credit                ( 15,600)
   Proceeds from issuance of automobile
     receivables-backed notes                         51,000
   Payments on notes payable                        (     82)  (    301)
   Proceeds from issuance of common stock                226        111
                                                      ------     ------
          Net cash provided (used) by
            financing activities                      51,144   (    190)
                                                      ------     ------
  Net increase in cash and cash equivalents           11,204     11,384

  Cash and cash equivalents at beginning of period    15,756     33,268
                                                      ------     ------
  Cash and cash equivalents at end of period         $26,960    $44,652
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

  The consolidated financial statements as of December 31, 1994 and for the periods ended December 31, 1994 and 1993 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

  The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1994 Annual Report to Shareholders.

  NOTE 2 - FINANCE RECEIVABLES

  Finance receivables consist of the following (in thousands):

                                                 December 31,   June 30,
                                                     1994         1994
                                                 ------------   --------
  Indirect consumer lending:
     Precomputed interest                        $104,593       $55,617
     Simple interest                               51,431        24,890
                                                  -------        ------
                                                  156,024        80,507
  Direct lending                                    2,656         8,467
  Premium finance                                   3,929         6,631
                                                  -------       -------
  Total finance receivables                       162,609        95,605

  Less unearned finance charges and fees        (  25,380)     ( 14,125)
                                                  -------        ------
  Principal amount of finance receivables         137,229        81,480

  Less allowance for losses                     (  13,034)     (  9,330)
                                                  -------        ------
  Finance receivables, net                       $124,195       $72,150
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

  A summary of the allowance for losses is as follows (in thousands):

                                       Three Months         Six Months
                                           Ended               Ended
                                        December 31,        December 31,
                                       1994     1993        1994    1993
                                       -------------        ------------
  Balance at beginning
    of period                         $10,875  $10,212    $ 9,330  $12,581
  Provision for losses                    883      264      1,537      552
  Acquisition fees on
    indirect consumer
    lending contracts                   2,876      927      5,216    1,866
  Net charge-offs                    (  1,600) ( 2,193)  (  3,049) (  5,789)
                                       ------   ------     ------    ------
  Balance at end of period            $13,034  $ 9,210    $13,034   $ 9,210
                                       ======   ======     ======    ======

  NOTE 3 - CREDIT AGREEMENT

  In September 1994, the Company entered into a revolving credit agreement with a group of banks under which the Company may borrow up to $75 million, subject to a defined borrowing base. No borrowings were outstanding as of December 31, 1994. Borrowings under the credit agreement are collateralized by the indirect finance receivables portfolio and bear interest, based upon the Company's option, at either the reference prime rate plus 1/2% or various market London Interbank Offered Rates plus 2-1/4%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in November 1995, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures and repurchase of common stock.

  NOTE 4 - AUTOMOBILE RECEIVABLES-BACKED NOTES

  In December 1994, the Company completed a private placement of $51 million of automobile receivables-backed notes. The issue, Series 1994-A, was priced at par to yield 8.19% to the noteholders and is collateralized by a pool of indirect finance receivables originally totalling $56.7 million. The notes were issued by a wholly-owned special purpose subsidiary of the Company which holds the related finance receivables. Principal and interest on the notes are payable monthly from collections and recoveries on the specific pool of finance receivables. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

  In connection with the issuance of the financial guaranty insurance policy by FSA, the Company was required to establish a cash account with a trustee for the benefit of FSA and the noteholders. Such cash account is shown as restricted cash on the Company's consolidated balance sheets. Monthly collections and recoveries from the pool of finance receivables in excess of required principal and interest payments on the notes will be added to the restricted cash account until the balance reaches a specified percentage of the pool of finance receivables, and thereafter will be distributed to the Company. In the event that monthly collections and recoveries from the pool of finance receivables are insufficient to make required principal and interest payments on the notes, any shortfall will be drawn from the restricted cash account.

  Certain agreements with FSA contain restrictive covenants relating to delinquency, default and net loss ratios in the pool of finance receivables which collateralize the automobile receivables-backed notes.

  NOTE 5 - INCOME TAXES

  The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                     Three Months      Six Months
                                         Ended            Ended
                                     December 31,     December 31,
                                     1994    1993     1994    1993
                                     ------------     ------------

  U.S. statutory tax rate             34%     34%      34%     34%
  Utilization of net operating
    loss carryforward               ( 34 )  ( 34 )   ( 34 )  ( 34 )
  State income taxes                   2                2
                                      --      --       --      --
                                       2%      0%       2%      0%
                                      ==      ==       ==      ==

  At June 30, 1994, the Company has net operating loss carryforwards of $52,000,000 for income tax reporting purposes which expire between 2007 and 2009 and an alternative minimum tax carryforward of $900,000 with no expiration date.

  NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments for interest costs consist of the following (in thousands):

                                        Six Months
                                           Ended
                                        December 31,
                                        1994    1993
                                        ------------
  Interest costs (none capitalized)     $309    $89

  During the six months ended December 31, 1994, the Company sold certain property and equipment for cash and a note receivable of $184,000.

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ----------------------------------------------------------
  RESULTS OF OPERATIONS

  General

  Since September 1992, the Company has been in the business of purchasing finance contracts originated by franchised and independent car dealers, generally referred to as indirect consumer lending.

  Since April 1993, the Company has also financed insurance premiums for consumers purchasing car insurance through independent insurance agents. However, the Company has recently curtailed its activities in this business in order to concentrate its resources on the core indirect consumer lending business.

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

  Three Months Ended December 31, 1994 as compared to
   Three Months Ended December 31, 1993
  ----------------------------------------------------
  Revenue:

  The Company's overall finance charge income consisted of the following (in thousands):

                                        Three Months
                                            Ended
                                         December 31,
                                    1994             1993
                               ---------------------------------
  Indirect consumer lending    $ 5,925     94%     $ 1,624    54%
  Direct lending                   146      2        1,076    36
  Premium financing                241      4          306    10
                                ------    ---       ------   ---
                               $ 6,312    100%     $ 3,006   100%
                                ======    ===       ======   ===

  The increase in finance charge income for the indirect consumer lending business is due to growth in average net finance receivables outstanding. The indirect consumer lending portfolio was $131.0 million at December 31, 1994, compared to $34.3 million at December 31, 1993. The Company purchased $46.7 million of indirect loans during the three months ended December 31, 1994, compared to $11.0 million during the three months ended December 31, 1993. This increased lending activity is a result of additional loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 24 branch offices as of December 31, 1994, compared to 13 as of December 31, 1993.

  The decrease in direct lending finance charge income is due to liquidation of the direct lending portfolio.

  The Company's overall effective yield on its finance receivables increased to 20.8% from 20.6% primarily as a result of higher finance charge rates realized in the Company's indirect consumer lending business. The effective yield on indirect consumer lending receivables was 20.9% for the three months ended December 31, 1994.

  Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the three months ended December 31, 1994. The Company's yield on its cash and cash equivalents and investment securities was 5.2% for the three months ended December 31, 1994 as compared to 4.6% for the three months ended December 31, 1993.

  Other income for the three months ended December 31, 1994 included $32,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. These joint ventures were formed during December 1993.

  Costs and Expenses:

  Operating expenses as an annualized percentage of average net finance receivables outstanding decreased to 11.2% for the three months ended December 31, 1994 as compared to 15.9% for the three months ended December 31, 1993. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $1.1 million, or 46% primarily due to the addition of branch offices, marketing representatives, branch supervisory personnel and portfolio servicing and analysis staff.

  The provision for losses increased to $883,000 as compared to $264,000. Further discussion concerning the provison for losses is included under the caption, "Finance Receivables".

  Interest expense for the three months ended December 31, 1994 resulted from borrowings on the Company's bank line of credit and issuance of $51 million of automobile receivables-backed notes on December 22, 1994. The Company did not have any bank borrowings during the three months ended December 31, 1993.

  Six Months Ended December 31, 1994 as compared to
   Six Months Ended December 31, 1993
  -------------------------------------------------
  Revenue:

  The Company's overall finance charge income consisted of the following (in thousands):

                                         Six Months
                                            Ended
                                         December 31,
                                    1994             1993
                                 ----------------------------
  Indirect consumer lending      $10,152    91%  $2,721    46%
  Direct lending                     396     4    2,630    45
  Premium financing                  590     5      551     9
                                  ------   ---    -----   ---
                                 $11,138   100%  $5,902   100%
                                  ======   ===    =====   ===

  The increase in finance charge income for the indirect consumer lending business is due to growth in average net finance receivables outstanding. The indirect consumer lending portfolio was $131.0 million at December 31, 1994, compared to $34.3 million at December 31, 1993.
  The Company purchased $83.5 million of indirect loans during the six months ended December 31, 1994, compared to $22.6 million during the six months ended December 31, 1993. This increased lending activity is a result of additional loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 24 branch offices as of December 31, 1994, compared to 13 as of December 31, 1993.

  The decrease in direct lending finance charge income is due to liquidation of the direct lending portfolio.

  The Company's overall effective yield on its finance receivables increased to 20.7% from 20.6% primarily as a result of higher finance charge rates realized in the Company's indirect consumer lending business. The effective yield on indirect consumer lending receivables was 20.8% for the six months ended December 31, 1994.

  Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the six months ended December 31, 1994. The Company's yield on its cash and cash equivalents and investment securities was 4.8% for the six months ended December 31, 1994 as compared to 4.4% for the six months ended December 31, 1993.

  Other income for the six months ended December 31, 1994 included $392,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. These joint ventures were formed during December 1993.

  Costs and Expenses:

  Operating expenses as an annualized percentage of average net finance receivables outstanding decreased to 12.1% for the six months ended December 31, 1994 as compared to 15.9% for the six months ended December 31, 1993. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $1.9 million, or 43% primarily due to the addition of branch offices, marketing representatives, branch supervisory personnel and portfolio servicing and analysis staff.

  The provision for losses increased to $1,537,000 as compared to $552,000. Further discussion concerning the provison for losses is included under the caption, "Finance Receivables".

  Interest expense for the six months ended December 31, 1994 resulted from borrowings on the Company's bank line of credit and issuance of $51 million of automobile receivables-backed notes on December 22, 1994. The Company did not have any bank borrowings during the six months ended

  December 31, 1993.

  FINANCE RECEIVABLES

  Net finance receivables represented 70.0% of the Company's total assets at December 31, 1994. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                        December 31,
                                            1994
                             Indirect  Direct   Premium    Total
                             -----------------------------------
  Gross finance receivables  $156,024  $2,656   $ 3,929   $162,609
  Unearned finance charges
    and fees                (  25,041)(   132) (    207) (  25,380)
                              -------   -----    ------    -------
  Finance receivables
    (principal amount)        130,983    2,524    3,722    137,229

  Allowance for losses      (  12,154) (   556)(    324) (  13,034)
                              -------    -----   ------    -------
    Finance receivables, net $118,829   $1,968  $ 3,398   $124,195
                              =======    =====   ======    =======
  Number of outstanding
    contracts                  17,222    1,778   10,320     29,320
                              =======    =====   ======    =======
  Allowance for losses as a
    percentage of finance
    receivables (principal
    amount)                       9.3%    22.0%     8.7%       9.5%
                              =======    =====   ======    =======
  Average amount of out-
    standing contract
    (principal amount)
    (in dollars)             $  7,606   $1,420  $   361   $  4,680
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

  Indirect Finance Receivables:

  The following is a summary of indirect consumer lending contracts which are more than 60 days delinquent (dollars in thousands):

                                                 December 31,
                                              1994          1993
                                              ------------------
  Principal amount of delinquent contracts   $2,947         $710
  Principal amount of delinquent contracts
    as a percentage of total net indirect
    finance receivables outstanding             2.3%         2.1%


  The following presents charge-off data with respect to the Company's indirect finance receivables portfolio (dollars in thousands):

                                       Three Months      Six Months
                                           Ended            Ended
                                       December 31,      December 31,
                                       1994    1993      1994    1993
                                       ------------      ------------
  Net charge-offs                    $1,353  $  256     $2,233  $  400
  Net charge-offs as an
    annualized percentage
    of average net indirect
    finance receivables
    outstanding                         4.8%    3.4%      4.6%     3.2%

  The Company recorded periodic provisions for losses as charges to operations of $844,000 and $1,450,000 related to its indirect finance receivables portfolio for the three and six month periods ended December 31, 1994, respectively. The provisions for losses were $228,000 and $482,000 for the three and six month periods ended December 31, 1993, respectively. The increased loss provisions are a result of higher average net indirect finance receivables balances. The Company also accounts for acquisition fees on indirect consumer lending contracts as additional allowances for losses.

  The Company began its indirect consumer lending business in September 1992 and has grown its receivables portfolio to $131.0 million as of December 31, 1994. The Company expects that its aggregate portfolio delinquency and charge-offs will increase over time as its portfolio gains more maturity. Delinquency and charge-offs typically tend to occur after a loan has been outstanding for several months. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

  Direct Finance Receivables:

  The following is a summary of direct lending contracts which are more than three payments delinquent if payment terms are weekly, biweekly or semi-monthly, and 60 days delinquent if payment terms are monthly (dollars in thousands):

                                            December 31,
                                         1994         1993
                                         -----------------
  Number of delinquent contracts          231         749
  Number of delinquent contracts
    as a percentage of the total
    number of contracts outstanding      13.0%        9.3%

  Amount of delinquent contracts *       $436      $2,564
  Amount of delinquent contracts as
    a percentage of total gross
    direct finance receivables
    outstanding *                        16.4%       11.5%

  *  Includes unearned finance charges

  The following table presents repossession and charge-off data with respect to the Company's direct finance receivables portfolio:

                                   Three Months       Six Months
                                       Ended            Ended
                                   December 31,       December 31,
                                   1994    1993       1994    1993
                                   ------------       ------------
  Repossessions and other
    charge-offs                     167      669        427   1,665
  Repossessions and other
    charge-offs as an
    annualized percentage
    of the average number of
    contracts outstanding          29.8%    30.1%      29.6%   34.0%
  Net charge-offs
    (in thousands)               $  167   $1,936     $  617  $5,381
  Average net charge-off         $1,000   $2,894     $1,445  $3,232
  Net charge-offs as an
    annualized percentage of
    average direct finance
    receivables outstanding,
    less unearned finance
    charges                        19.8%   32.3%       26.0%   37.4%

  Net charge-offs as an annualized percentage of the average direct finance receivables outstanding has decreased as the portfolio has become more seasoned and average outstanding contract balances have decreased. The Company did not record any periodic provisions for losses related to its direct finance receivables portfolio for the three and six month periods ended December 31, 1994 and 1993.

  Premium Finance Receivables:

  Premium finance loans made by the Company are collateralized by the unearned premium value of the car insurance policies financed. If the consumer defaults on the payment terms of the loan, the Company has the right to cancel the insurance policy and obtain a refund of the unearned premium from the insurance carrier. While the Company generally requires a sufficient down payment and limits the terms of loans so that the unearned premium value typically exceeds the outstanding principal balance of the loan, charge-offs may still result from untimely policy cancellations, short rate insurance premium refunds, non-refundable policy fees, insurance company or agency insolvencies or other factors. The Company recorded periodic provisions for losses of $39,000 and $87,000 related to its premium finance receivables portfolio for the three month and six month periods ended December 31, 1994, respectively. The provisions for losses were $36,000 and $70,000 for the three and six month periods ended December 31, 1993, respectively.

  The following table presents charge-off data with respect to the Company's premium finance receivables portfolio (dollars in thousands):

                             Three Months      Six Months
                                 Ended            Ended
                             December 31,      December 31,
                             1994    1993      1994    1993
                             ------------      ------------
  Net charge-offs            $  80  $  1      $ 199   $  8
  Net charge-offs as an
    annualized percentage
    of average net premium
    finance receivables
    outstanding                6.5%   .1%       7.1%     .9%

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows are summarized as follows (in thousands):

                                                   Six Months Ended
                                                      December 31,
                                                   1994        1993
                                                   ----------------
  Operating activities                           $ 5,752     $ 2,285
  Investing activities                          ( 45,692)      9,289
  Financing activities                            51,144    (    190)
                                                  ------     -------
  Net increase in cash and cash equivalents      $11,204     $11,384
                                                  ======      ======

  In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $11.4 million and $4.2 million for the six months ended December 31, 1994 and 1993, respectively. Such amounts are included as investing activities in the above table.

  The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit and the issuance in December 1994 of automobile receivables-backed notes. The Company also received proceeds from the sale of its interest in Pacific Automart Inc. of $11.3 million in August 1993.

  The Company's primary use of cash has been purchases and originations of finance receivables. The Company entered the indirect consumer lending business in September 1992 and has grown the indirect finance receivables portfolio to $131.0 million as of December 31, 1994. The Company operated 24 indirect consumer lending branches in seventeen states and had a group of marketing representatives as of December 31, 1994. The Company plans to open six additional consumer lending branches, add marketing representatives and expand loan production capacity at existing branch offices in the remainder of fiscal 1995. While the Company has been able to establish and grow this business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

  The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 3,017,300 shares of common stock had been purchased pursuant to this program through December 31, 1994. The Company purchased an additional 128,200 shares at an aggregate price of $699,000 in January 1995.

  In December 1994, the Company completed a private placement of $51 million of automobile receivables-backed notes. The issue, Series 1994-A, was priced at par to yield 8.19% to the noteholders and is collateralized by a pool of indirect finance receivables originally totalling $56.7 million. The notes were issued by a wholly-owned special purpose subsidiary of the Company which holds the related finance receivables. Principal and interest on the notes are payable monthly from collections and recoveries on the specific pool of finance receivables. The notes are rated "Aaa" by Moody's Investors Services Inc. and "AAA" by Standard & Poor's Corp. Financial Security Assurance Inc. ("FSA") issued a financial guaranty insurance policy for the benefit of the noteholders.

  As of December 31, 1994, the Company had $42.1 million in cash and cash equivalents and investment securities. The Company also has a revolving credit agreement with a group of banks under which the Company may borrow up to $75 million. No borrowings were outstanding under this facility at December 31, 1994. The Company estimates that it will require additional external capital in calendar year 1995 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect consumer lending business, capital expenditures, any additional stock repurchases, and other costs and expenses.

  The Company anticipates that such funding will be in the form of an expanded bank line of credit and additional issuances of automobile receivables-backed notes. There can be no assurance that external funding will be available, or if available, that it will be on terms acceptable to the Company.

 PART II.     OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS

              Not Applicable

         Item 2. CHANGES IN SECURITIES

              Not Applicable

         Item 3. DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On November 9, 1994, the Company held its Annual
                Meeting of Shareholders. The shareholders voted upon the election of six directors, the approval and adoption of the AmeriCredit Corp. Employee Stock Purchase Plan, and the ratification of the appointment of the Company's independent auditors. Each of the six nominees identified in the Company's proxy statement, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next annual meeting or until their successors are duly elected and qualified. The shareholders approved and adopted the AmeriCredit Corp. Employee Stock Purchase Plan, with 21,689,087 shares voting in favor, 355,501 shares voting against and 62,569 shares withheld. The Company's selection of independent auditors was also ratified.

         Item 5. OTHER INFORMATION

              Not Applicable

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

              (A)     Exhibits:

                 10.1 - Indenture, dated December 1, 1994, between AmeriCredit Receivables Finance Corp. and LaSalle National Bank as Trustee and Indenture Collateral Agent.

                 10. 2 - Sale and Servicing Agreement, dated December 1, 1994, between AmeriCredit Receivables Finance Corp.,

                 AmeriCredit Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank as
                 Backup Servicer.

                 11.1 - Statement Re Computation of Per Share
                 Earnings

                 27.1 - Financial Data Schedule

              (B)     Reports on Form 8-K

                 The Company did not file any reports on Form
                 8-K during the quarterly period ended December 31, 1994.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     AmeriCredit Corp.
                                       (Registrant)


  Date:  February 10, 1994 By:         /s/  Daniel E. Berce
                                        (Signature)

                           Daniel E. Berce
                           Chief Financial Officer