Form 10-Q
period 1995-03-31
AMERICREDIT CORP
filed 1995-05-12
CIK 804269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q
  (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

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

  There were 28,731,123 shares of common stock, $.01 par value outstanding as of May 1, 1995.

                           AMERICREDIT CORP.


                          INDEX TO FORM 10-Q


  Part I.  FINANCIAL INFORMATION


    Item 1. Financial Statements                       Page

       Consolidated Balance Sheets -
         March 31, 1995 and June 30, 1994. . . . . . .   3

         Consolidated Income Statements -
         Three Months and Nine Months Ended
         March 31, 1995 and 1994 . . . . . . . . . . .   4

         Consolidated Statements of
         Cash Flows - Nine Months Ended
         March 31, 1995 and 1994 . . . . . . . . . . .   5

         Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . .   6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . .   9

  Part II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K. . . . .  19

  SIGNATURE  . . . . . . . . . . . . . . . . . . . . .  20

                    PART I - FINANCIAL INFORMATION

  Item I.     FINANCIAL STATEMENTS

                           AMERICREDIT CORP.
                      Consolidated Balance Sheets
                   (Unaudited, Dollars in Thousands)

                                       March 31,    June 30,
                                         1995         1994
                                       ---------    --------
  ASSETS
     Cash and cash equivalents          $     21    $ 15,756
     Restricted cash                       4,002
     Investment securities                11,407      26,506
     Finance receivables, net            171,776      72,150
     Property and equipment, net           5,651       5,345
     Other assets                          3,215       2,458
                                         -------     -------
                 Total assets           $196,072    $122,215
                                         =======     =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
       Automobile receivables
         -backed notes                  $ 42,657    $
       Bank line of credit                24,700
       Notes payable                         787         388
       Accrued taxes and expenses          2,549       2,326
                                         -------     -------
                 Total liabilities        70,693       2,714
                                         -------     -------
     Shareholders' equity:
       Common stock, $.01 par value
       per share; 120,000,000 shares
       authorized; 31,913,483 and
       31,757,333 shares issued,
       respectively                          319         318
       Additional paid-in capital        184,166     183,588
       Accumulated deficit             (  49,174)  (  55,717)
                                         -------     -------
                                         135,311     128,189
       Treasury stock, at cost
         (3,211,560 and
         3,008,360 shares)             (   9,932)  (   8,688)
                                         -------     -------
       Total shareholders' equity        125,379     119,501
                                         -------     -------
       Total liabilities and
         shareholders' equity           $196,072    $122,215
                                         =======     =======

              The accompanying notes are an integral part
                of these consolidated financial statements

                          AMERICREDIT CORP.
                    Consolidated Income Statements
       (Unaudited, Dollars in Thousands, Except Per Share Data)

                     Three Months Ended          Nine Months Ended
                          March 31,                   March 31,
                     1995          1994          1995         1994
                     ----          ----          ----         ----
  Revenue:
    Finance charge
      income        $     8,237  $     3,099   $    19,375  $     9,001
    Investment income       355          558         1,002        2,157
     Other income           374          255         1,028          431
                     ----------   ----------    ----------   ----------
                          8,966        3,912        21,405       11,589
                     ----------   ----------    ----------   ----------
  Costs and expenses:
    Operating expenses    3,740        2,326        10,257        6,893
     Provision for
      losses              1,152          336         2,689          888
     Interest expense     1,424           40         1,837          129
                     ----------   ----------     ---------   ----------
                          6,316        2,702        14,783        7,910
                     ----------   ----------     ---------   ----------
  Income before
    income taxes          2,650        1,210         6,622        3,679

  Provision for
    income taxes                                        79
                     ----------   ----------    ----------   ----------

       Net income   $     2,650  $     1,210   $     6,543  $     3,679
                     ==========   ==========    ==========   ==========

  Earnings
    per share       $       .09  $       .04   $       .22  $       .11
                     ==========   ==========    ==========   ==========
  Weighted average
    shares and share
    equivalents      30,259,850   32,487,816    30,191,000   32,324,556
                     ==========   ==========    ==========   ==========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           AMERICREDIT CORP.
                 Consolidated Statements of Cash Flows
                   (Unaudited, Dollars in Thousands)

                                             Nine Months Ended
                                                 March 31,
                                             1995         1994
                                             ----         ----
  Cash flows from operating activities:
   Net income                               $  6,543     $ 3,679
   Adjustments to reconcile net income to
     net cash provided by operating
       activities:
      Depreciation and amortization              976         979
      Provision for losses                     2,689         888
      Changes in assets and liabilities:
        Other assets                       (     471)        389
        Accrued taxes and expenses               223    (  2,332)
                                              ------      ------
          Net cash provided by operating
            activities                         9,960       3,603
                                              ------      ------
  Cash flows from investing activities:
   Purchases and originations of finance
     receivables                           ( 150,348)   ( 46,298)
   Principal collections and recoveries
     on finance receivables                   48,033      33,313
   Purchases of property and equipment     (   1,065)   (  2,286)
   Proceeds from disposition of property
     and equipment                                61         520
   Purchases of investment securities                   ( 21,402)
   Proceeds from sales and maturities
     of investment securities                 15,099      23,166
   Increase in restricted cash             (   4,002)
   Proceeds from sale of investment
     in affiliate                                         11,300
                                              ------      ------
          Net cash used by investing
            activities                     (  92,222)   (  1,687)
                                              ------      ------
  Cash flows from financing activities:
   Borrowings on bank line of credit          40,300
   Repayments on bank line of credit       (  15,600)
   Proceeds from issuance of automobile
     receivables-backed notes                 51,000
   Repayments on automobile receivables
     -backed notes                         (   8,343)
   Payments on notes payable               (     165)   (    840)
   Purchase of treasury stock              (   1,244)   (    556)
   Proceeds from issuance of common stock        579         123
                                              ------      ------
          Net cash provided (used) by
            financing activities              66,527    (  1,273)
                                              ------      ------
  Net increase (decrease) in cash and
   cash equivalents                        (  15,735)        643

  Cash and cash equivalents at
    beginning of period                       15,756      33,268
                                              ------      ------
  Cash and cash equivalents at
    end of period                           $     21     $33,911
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

  The consolidated financial statements as of March 31, 1995 and for the periods ended March 31, 1995 and 1994 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

  The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1994 Annual Report to Shareholders.

  NOTE 2 - FINANCE RECEIVABLES

  Finance receivables consist of the following (in thousands):

                                        March 31,        June 30,
                                          1995             1994
                                        ---------        --------
  Indirect consumer lending:
    Precomputed interest                 $148,836        $55,617
    Simple interest                        72,708         24,890
                                          -------         ------

                                          221,544         80,507
  Direct lending                            1,298          8,467
  Premium finance                           1,825          6,631
                                          -------         ------
  Total finance receivables               224,667         95,605

  Less unearned finance charges
    and fees                            (  36,715)      ( 14,125)
                                          -------         ------
  Principal amount of finance
    receivables                           187,952         81,480

  Less allowance for losses             (  16,176)      (  9,330)
                                          -------         ------
  Finance receivables, net               $171,776        $72,150
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

  A summary of the allowance for losses is as follows (in thousands):

                                  Three Months            Nine Months
                                     Ended                   Ended
                                    March 31,              March 31,
                                  1995    1994            1995   1994
                                  ----    ----            ----   ----
  Balance at beginning
    of period                  $13,034   $ 9,210        $ 9,330   $12,581
  Provision for losses           1,152       336          2,689       888
  Acquisition fees on
    indirect consumer
    lending contracts            4,018     1,228          9,234     3,094
  Net charge-offs             (  2,028) (  1,904)      (  5,077) (  7,693)
                                ------    ------         ------    ------
  Balance at end of period     $16,176   $ 8,870        $16,176   $ 8,870
                                ======    ======         ======    ======

  NOTE 3 - CREDIT AGREEMENT

  In September 1994, the Company entered into a revolving credit agreement with a group of banks under which the Company may borrow up to $75 million, subject to a defined borrowing base. The Company had $24.7 million outstanding under this facility as of March 31, 1995. Borrowings under the credit agreement are collateralized by the indirect finance receivables portfolio and bear interest, based upon the Company's option, at either the reference prime rate plus 1/2% or various market London Interbank Offered Rates plus 2-1/4%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in November 1995, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures and repurchase of common stock.

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

  In connection with the issuance of the financial guaranty insurance policy by FSA, the Company was required to establish a cash account with a trustee for the benefit of FSA and the noteholders. Such cash account is shown as restricted cash on the Company's consolidated balance sheets. Monthly collections and recoveries from the pool of finance receivables in excess of required principal and interest payments on the notes are added to the restricted cash account until the balance reaches a specified percentage of the pool of finance receivables, and thereafter are distributed to the Company. In the event that monthly collections and recoveries from the pool of finance receivables are insufficient to make required principal and interest payments on the notes, any shortfall would be drawn from the restricted cash account.

  Certain agreements with FSA contain restrictive covenants relating to delinquency, default and net loss ratios in the pool of finance receivables which collateralize the automobile receivables-backed notes.

  NOTE 5 - INCOME TAXES

  The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                               Three Months      Nine Months
                                                   Ended            Ended
                                                 March 31,        March 31,
                                               1995    1994      1995   1994
                                               ----    ----      ----   ----
  U.S. statutory tax rate                       34%    34%        34%    34%
  Utilization of net operating
    loss carryforward                         ( 34 ) ( 34 )     ( 34 ) ( 34 )
  State income taxes                                               1
                                               ---    ---        ---    ---
                                                 0%     0%         1%     0%
                                               ===    ===        ===    ===

  At June 30, 1994, the Company had net operating loss carryforwards of $56,000,000 for income tax reporting purposes which expire between 2007 and 2009 and an alternative minimum tax carryforward of $900,000 with no expiration date.

  NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments for interest costs consist of the following (in thousands):

                                             Nine Months
                                                Ended
                                              March 31,
                                             1995   1994
                                             ----   ----
  Interest costs (none capitalized)         $1,516   $129

  During the nine months ended March 31, 1995, the Company sold certain property and equipment for cash and a note receivable of $184,000.

  During the nine months ended March 31, 1995, a capital lease obligation of $564,000 was incurred when the Company entered into a lease for equipment.

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ------------------------------------------------------
  RESULTS OF OPERATIONS
  ---------------------
  General

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

  Three Months Ended March 31, 1995 as compared to
   Three Months Ended March 31, 1994
  -------------------------------------------------
  Revenue:

  The Company's overall finance charge income consisted of the following (in thousands):

                                          Three Months
                                              Ended
                                             March 31,
                                       1995              1994
                                  -------------     --------------

  Indirect consumer lending       $ 8,055    98%    $ 2,089     67%
  Direct lending                       75     1         686     22
  Premium financing                   107     1         324     11
                                    -----   ---       -----    ---
                                  $ 8,237   100%    $ 3,099    100%
                                    =====   ===       =====    ===

  The increase in finance charge income for the indirect consumer lending business is due to growth in average net indirect finance receivables outstanding. The indirect consumer lending portfolio was $184.9 million at March 31, 1995, compared to $47.4 million at March 31, 1994. The Company purchased $69.4 million of indirect loans during the three months ended March 31, 1995, compared to $17.0 million during the three months ended March 31, 1994. This increased lending activity is a result of additional loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 26 branch offices as of March 31, 1995, compared to 14 as of March 31, 1994.

  The decrease in direct lending and premium financing finance charge income is due to liquidation of these portfolios.

  The Company's overall effective yield on its finance receivables increased to 20.8% from 20.2% primarily as a result of higher finance charge rates realized in the Company's indirect consumer lending business. The effective yield on indirect consumer lending receivables was 20.9% for the three months ended March 31, 1995 and 20.7% for the three months ended March 31, 1994.

  Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the three months ended March 31, 1995. The Company's yield on its cash and cash equivalents and investment securities was 5.6% for the three months ended March 31, 1995 as compared to 3.1% for the three months ended March 31, 1994.

  Other income included $222,000 and $105,000 for the three months ended March 31, 1995 and 1994, respectively, related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios.

  Costs and Expenses:

  Operating expenses as an annualized percentage of average net finance receivables outstanding decreased to 9.4% for the three months ended March 31, 1995 as compared to 15.2% for the three months ended March 31, 1994. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $1.4 million, or 61% primarily due to the addition of branch offices, marketing representatives, branch supervisory personnel and portfolio servicing and analysis staff.

  The provision for losses increased to $1,152,000 as compared to $336,000. Further discussion concerning the provison for losses is included under the caption, "Finance Receivables".

  Interest expense for the three months ended March 31, 1995 resulted from borrowings on the Company's bank line of credit and issuance of $51 million of automobile receivables-backed notes on December 22, 1994. The Company did not have any bank borrowings during the three months ended March 31, 1994.

  Nine Months Ended March 31, 1995 as compared to
   Nine Months Ended March 31, 1994
  -----------------------------------------------
  Revenue:

  The Company's overall finance charge income consisted of the following (in thousands):

                                                 Nine Months
                                                    Ended
                                                  March 31,
                                         1995                  1994
                                    ---------------       ---------------
  Indirect consumer lending         $18,207      94%       $4,810      53%
  Direct lending                        471       2         3,315      37
  Premium financing                     697       4           876      10
                                     ------     ---         -----     ---
                                    $19,375     100%       $9,001     100%
                                     ======     ===         =====     ===

  The increase in finance charge income for the indirect consumer lending business is due to growth in average net indirect finance receivables outstanding. The indirect consumer lending portfolio was $184.9 million at March 31, 1995, compared to $47.4 million at March 31, 1994. The Company purchased $152.9 million of indirect loans during the nine months ended March 31, 1995, compared to $39.6 million during the nine months ended March 31, 1994. This increased lending activity is a result of additional loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 26 branch offices as of March 31, 1995, compared to 14 as of March 31, 1994.

  The decrease in direct lending and premium financing finance charge income is due to liquidation of these portfolios.

  The Company's overall effective yield on its finance receivables increased to 20.5% from 20.4% primarily as a result of higher finance charge rates realized in the Company's indirect consumer lending business. The effective yield on indirect consumer lending receivables was 20.6% for the nine months ended March 31, 1995 and 21.1% for the nine months ended March 31, 1994.

  Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the nine months ended March 31, 1995. The Company's yield on its cash and cash equivalents and investment securities was 5.2% for the nine months ended March 31, 1995 as compared to 3.9% for the nine months ended March 31, 1994.

  Other income included $614,000 and $105,000 for the nine months ended March 31, 1995 and 1994, respectively, related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. These joint ventures were formed during December 1993.

  Costs and Expenses:

  Operating expenses as an annualized percentage of average net finance receivables outstanding decreased to 10.9% for the nine months ended March 31, 1995 as compared to 15.6% for the nine months ended March 31, 1994. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $3.4 million, or 49% primarily due to the addition of branch offices, marketing representatives, branch supervisory personnel and portfolio servicing and analysis staff.

  The provision for losses increased to $2,689,000 as compared to $888,000. Further discussion concerning the provison for losses is included under the caption, "Finance Receivables".

  Interest expense for the nine months ended March 31, 1995 resulted from borrowings on the Company's bank line of credit and issuance of $51 million of automobile receivables-backed notes on December 22, 1994. The Company did not have any bank borrowings during the nine months ended March 31, 1994.

  FINANCE RECEIVABLES

  Net finance receivables represented 87.6% of the Company's total assets at March 31, 1995. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                                March 31,
                                                  1995
                                   -------------------------------------
                                    Indirect  Direct   Premium    Total
                                   -------------------------------------
  Gross finance receivables        $221,544   $1,298   $1,825    $224,667
  Unearned finance charges
    and fees                      (  36,609) (    54) (    52)  (  36,715)
                                    -------    -----    -----     -------
  Finance receivables
    (principal amount)              184,935    1,244    1,773     187,952

  Allowance for losses            (  15,525) (   457) (   194)  (  16,176)
                                    -------    -----    -----     -------
    Finance receivables, net       $169,410   $  787   $1,579    $171,776
                                    =======    =====    =====     =======
  Number of outstanding
    contracts                        23,908    1,018    8,257      33,183
                                    =======    =====    =====     =======
  Allowance for losses as a
    percentage of finance
    receivables (principal
    amount)                             8.4%    36.7%    10.9%       8.6%
                                    =======    =====    =====     ======
  Average amount of outstanding
    contract (principal amount)
    (in dollars)                   $  7,735   $1,222  $   215   $  5,664
                                    ========   =====   ======    =======

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

  Indirect Finance Receivables:

  The following is a summary of indirect consumer lending contracts which are more than 60 days delinquent (dollars in thousands):

                                                    March 31,
                                                 1995      1994
                                                 ----      ----
  Principal amount of delinquent contracts      $3,454      $1,019
  Principal amount of delinquent contracts
    as a percentage of total net indirect
    finance receivables outstanding                1.9%        2.2%

  The following presents charge-off data with respect to the Company's indirect finance receivables portfolio (dollars in thousands):

                                      Three Months      Nine Months
                                          Ended            Ended
                                        March 31,        March 31,
                                      1995    1994      1995   1994
                                      ----    ----      ----   ----
  Net charge-offs                  $1,776     $411     $4,009   $811
  Net charge-offs as an
    annualized percentage
    of average net indirect
    finance receivables
    outstanding                       4.7%     4.1%       4.5%   3.6%

  The Company recorded periodic provisions for losses as charges to operations of $1,129,000 and $2,579,000 related to its indirect finance receivables portfolio for the three and nine month periods ended March 31, 1995, respectively. The provisions for losses were $301,000 and $783,000 for the three and nine month periods ended March 31, 1994, respectively. The increased loss provisions are a result of higher average net indirect finance receivables balances. The Company also accounts for acquisition fees on indirect consumer lending contracts as additional allowances for losses.

  The Company began its indirect consumer lending business in September 1992 and has grown its receivables portfolio to $184.9 million as of March 31, 1995. The Company expects that its aggregate portfolio delinquency and charge-offs will increase over time as its portfolio gains more maturity. Delinquency and charge-offs typically tend to occur after a loan has been outstanding for several months. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

  Direct Finance Receivables:

  The following is a summary of direct lending contracts which are more than three payments delinquent if payment terms are weekly, biweekly or semi-monthly, and 60 days delinquent if payment terms are monthly (dollars in thousands):

                                              March 31,
                                           1995       1994
                                           ----       ----
  Number of delinquent contracts            150        431
  Number of delinquent contracts
    as a percentage of the total
    number of contracts outstanding        14.7%       7.2%

  Amount of delinquent contracts *         $266     $1,401
  Amount of delinquent contracts as
    a percentage of total gross
    direct finance receivables
    outstanding *                          20.5%      10.0%

  *  Includes unearned finance charges

  The following table presents repossession and charge-off data with respect to the Company's direct finance receivables portfolio:

                                         Three Months      Nine Months
                                             Ended            Ended
                                           March 31,        March 31,
                                         1995   1994       1995  1994
                                         ----   ----       ----  ----
  Repossessions and other
    charge-offs                           134    564         561   2,229
  Repossessions and other
    charge-offs as an
    annualized percentage
    of the average number of
    contracts outstanding                38.3%  32.0%       31.2%   33.5%
  Net charge-offs
    (in thousands)                     $   99 $1,450      $  716  $6,831
  Average net charge-off               $  739 $2,571      $1,276  $3,065
  Net charge-offs as an
    annualized percentage of
    average direct finance
    receivables outstanding,
    less unearned finance
    charges                             21.8%   35.6%       25.0%   37.1%

  Net charge-offs as an annualized percentage of average direct finance receivables outstanding has decreased as the portfolio has become more seasoned and average outstanding contract balances have decreased. The Company did not record any periodic provisions for losses related to its direct finance receivables portfolio for the three and nine month periods ended March 31, 1995 and 1994.

  Premium Finance Receivables:

  Premium finance loans made by the Company are collateralized by the unearned premium value of the car insurance policies financed. If the consumer defaults on the payment terms of the loan, the Company has the right to cancel the insurance policy and obtain a refund of the unearned premium from the insurance carrier. While the Company generally requires a sufficient down payment and limits the terms of loans so that the unearned premium value typically exceeds the outstanding principal balance of the loan, charge-offs may still result from untimely policy cancellations, short rate insurance premium refunds, non-refundable policy fees, insurance company or agency insolvencies or other factors. The Company recorded periodic provisions for losses of $23,000 and $110,000 related to its premium finance receivables portfolio for the three month and nine month periods ended March 31, 1995, respectively. The provisions for losses were $35,000 and $105,000 for the three and nine month periods ended March 31, 1994, respectively.

  The following table presents charge-off data with respect to the Company's premium finance receivables portfolio (dollars in thousands):

                                Three Months       Nine Months
                                    Ended             Ended
                                  March 31,          March 31,
                                1995    1994       1995   1994
                                ----    ----       ----   ----
  Net charge-offs              $ 153    $ 43       $ 352   $ 51
  Net charge-offs as an
    annualized percentage
    of average net premium
    finance receivables
    outstanding                 21.9%    3.6%       10.1%   1.7%


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows are summarized as follows (in thousands):

                                       Nine Months Ended
                                           March 31,
                                        1995         1994
                                        ----         ----
  Operating activities                $ 9,960     $ 3,603
  Investing activities               ( 92,222)   (  1,687)
  Financing activities                 66,527    (  1,273)
                                       ------      ------
  Net increase (decrease) in
    cash and cash equivalents        ($15,735)    $   643
                                       ======       =====

  In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $15.1 million and $1.8 million for the nine months ended March 31, 1995 and 1994, respectively. Such amounts are included as investing activities in the above table.

  The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit and the issuance in December 1994 of automobile receivables-backed notes. The Company also received proceeds from the sale of its interest in Pacific Automart Inc. of $11.3 million in August 1993.

  The Company's primary use of cash has been purchases and originations of finance receivables. The Company entered the indirect consumer lending business in September 1992 and has grown the indirect finance receivables portfolio to $184.9 million as of March 31, 1995. The Company operated 26 indirect consumer lending branches in nineteen states and had a group of marketing representatives as of March 31, 1995. The Company plans to open additional consumer lending branches, add marketing representatives and expand loan production capacity at existing branch offices in the remainder of fiscal 1995. While the Company has been able to establish and grow this business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

  The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 3,220,500 shares of common stock had been purchased pursuant to this program through March 31, 1995.

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

  As of March 31, 1995, the Company had $11.4 million in cash and cash equivalents and investment securities. The Company also has a revolving credit agreement with a group of banks under which the Company may borrow up to $75 million. The Company had $24.7 million outstanding under this facility at March 31, 1995. The Company estimates that it will require additional external capital in calendar year 1995 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect consumer lending business, capital expenditures, any additional stock repurchases, and other costs and expenses.

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

                   Not Applicable

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   (A)     Exhibits:

                           11.1 -  Statement Re Computation of Per Share
                                   Earnings

                           27.1 -  Financial Data Schedule

                   (B)     Reports on Form 8-K

                           The Company did not file any reports on Form
                           8-K during the quarterly period ended March 31, 1995.




                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     AmeriCredit Corp.
                                       (Registrant)
                            ------------------------------------

  Date:  May 15, 1995 By:         /s/  Daniel E. Berce
                                        (Signature)
                            ------------------------------------
                            Daniel E. Berce
                            Chief Financial Officer