Form 10-K405
period 1995-06-30
AMERICREDIT CORP
filed 1995-09-28
CIK 804269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 (FEE REQUIRED)
                          FOR THE FISCAL YEAR ENDED JUNE 30, 1995
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934. [NO FEE REQUIRED]

                             For the transition period from to
                              Commission file number 1-10667

                               AMERICREDIT CORP.
             (Exact name of Registrant as specified in its charter)

               TEXAS                        75-2291093
  (State or other jurisdiction of        I.R.S. Employer
   incorporation or organization)      Identification No.)
200 BAILEY AVENUE, FORT WORTH, TEXAS          76107
  (Address of principal executive           (Zip Code)
              offices)

       Registrant's telephone number, including area code: (817) 332-7000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.01 par value                                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of 26,494,594 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 15, 1995 was approximately $324,558,777. For purposes of this computation, all officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

    There were 28,610,354 shares as of Common Stock, $.01 par value outstanding as of September 15, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's Annual Report to Shareholders for the year ended June 30, 1995 ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 1995 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are
incorporated  herein  by  reference  into  Parts  II  and  IV,  and  Part   III,
respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMERICREDIT CORP.

                             INDEX TO FORM 10-K

ITEM                                                                      PAGE
 NO.                                                                       No.
----                                                                      ----
                                   PART I

1.  Business                                                                3
2.  Properties                                                             14
3.  Legal Proceedings                                                      14
4.  Submission of Matters to a Vote of Security Holders                    14

                                   PART II

5.  Market for Registrant's Common Equity and Related Stockholder
      Matters                                                              15
6.  Selected Financial Data                                                15
7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            15
8.  Financial Statements and Supplementary Data                            15
9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                              15

                                  PART III

10. Directors and Executive Officers of the Registrant                     16
11. Executive Compensation                                                 16
12. Security Ownership of Certain Beneficial Owners and Management         16
13. Certain Relationships and Related Transactions                         16

                                  PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K       17

                                SIGNATURES                                 18

                                  PART I

ITEM 1.  BUSINESS

GENERAL

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

On July 22, 1992, the Company formed a subsidiary, AmeriCredit Financial Services, Inc. ("AFSI"), a Delaware corporation, to engage in the indirect consumer lending business. AFSI began operating in the indirect consumer lending business in September 1992. Through AFSI's branch offices and marketing representatives, the Company serves as a funding source for franchised and independent dealers to finance their customers' purchases of primarily used cars. The Company targets consumers who are typically unable to obtain financing from traditional sources. Consumer finance contracts originated by dealers which conform to the Company's credit policies are purchased by the Company, generally for a non-refundable acquisition fee and
without recourse to the dealer.   These consumer finance loans typically
range in amount from $6,000 to $12,000, with repayment terms usually ranging from 24 to 60 months. The Company services its consumer loan portfolio at its central facility using automated loan servicing and collection systems.

From April 1993 through January 1995, the Company, through another subsidiary, financed insurance premiums for consumers purchasing car insurance through independent insurance agents. The Company curtailed its activities in this business in order to concentrate its resources on the core indirect consumer lending business.

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

INDIRECT CONSUMER FINANCE OPERATIONS

TARGET MARKET. The Company's indirect lending programs are designed to serve consumers who have limited access to traditional car financing. The Company's typical borrower may have had previous financial difficulties, but is now attempting to re-establish credit, or may not yet have an established credit history. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional car financing sources, the Company generally charges interest at rates which are higher than those charged by traditional car financing sources. The Company also expects to sustain a higher level of credit losses than that experienced by traditional car financing sources since the Company provides financing in a relatively high risk market.

DEALER RELATIONSHIPS. When buying a car, consumers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreement and review potential financing sources. If the consumer elects to pursue financing at a dealer, an application is taken for submission to the dealer's financing sources. The dealers are generally familiar with the lending policies of their financing sources and develop both traditional and secondary financing sources. In the event that a consumer may not qualify for traditional car financing, a dealer typically submits such buyer's application to one or more secondary financing sources, such as the Company, for approval and purchase.

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

The Company has established relationships with a variety of car dealers located in the markets in which the Company has branch offices or marketing representatives. While the Company occasionally finances purchases of new cars, substantially all of the Company's finance receivables are originated in connection with consumers' purchases of used cars. Of the finance contracts purchased by the Company during the year ended June 30, 1995, approximately 68% were originated by manufacturer-franchised dealers with used car operations and 32% by independent dealers specializing in used car sales. The Company purchased contracts from 1,861 dealers during the year ended June 30, 1995. No dealer accounted for more than 10% of the total volume of contracts purchased by the Company for the year ended June 30, 1995.

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

Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the finance contract. To mitigate the Company's risk from potential credit losses, the Company typically charges the dealers an acquisition fee when purchasing finance contracts. Such acquisition fees are negotiated with dealers on a contract-by-contract basis and are non-refundable. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon such representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

BRANCH OFFICES. The Company's branch offices are responsible for solicitation and development of dealer relationships and execution of credit decisions. Branch locations are typically staffed by an area general manager, an assistant manager, and one or more dealer and customer service representatives. Larger branches may also have an additional assistant area manager and/or a dealer marketing representative. Area general managers are compensated with base salaries, annual incentives based on overall branch performance and stock option grants. The area general managers report to a regional vice president.

The Company's regional vice presidents monitor branch office compliance with the Company's underwriting guidelines and review and approve transactions that exceed the underwriting guidelines. The Company's automated application processing system and loan accounting system provide the regional vice presidents access to credit application information and finance contract terms enabling them to consult with the area general managers on day to day credit decisions. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews. The regional vice presidents report to a senior vice president who in turn report to the Executive Vice President and Director of Consumer Finance Operations.

As of June 30, 1995, the Company operated 31 indirect consumer finance branch offices in 20 states. The Company's branch offices are located in Dallas-Fort Worth, Houston, San Antonio, Phoenix, Colorado Springs, Denver, Salt Lake City, Atlanta, Chicago (2), Kansas City, San Jose, Indianapolis, Detroit, Oklahoma City, Las Vegas, St. Louis, San Diego, Nashville, Raleigh, Jacksonville, Norfolk, Baltimore, Tampa Bay, Charlotte, Greenville, Cleveland, Marlton (N.J.), Cincinnati, Charleston, and Newport News.

The Company selects markets for branch office locations based upon the availability of qualified area general managers and evaluation of regulatory, competitive and demographic factors. Branch offices are typically situated in office buildings which are accessible to local car dealers.

MARKETING REPRESENTATIVES. The Company's marketing representatives are responsible for solicitation and development of dealer relationships in existing branch territories and in markets where the Company does not have a branch presence. Unlike the Company's area general managers, the marketing representatives do not have credit authority. Credit applications solicited by the marketing representatives are underwritten either at the branch office served by the marketing representatives or at the central purchasing office in Fort Worth, Texas.

The Company's marketing representatives may be either employees or independent contractors. After a training and development period, the marketing representatives are compensated based primarily upon finance contract originations.

FINANCE CONTRACT ACQUISITION. The Company purchases individual finance contracts through its branch offices based on a decentralized credit approval process tailored to local market conditions. The Company's central purchasing office, which underwrites applications solicited by certain marketing representatives, operates in a manner similar to the branch office network.

All credit extensions are executed at the branch level. Each area general manager has a specific credit authority based upon their experience and historical loan portfolio results and credit scoring parameters. Extensions of credit outside these limits are reviewed and approved by a regional vice president. Although the credit approval process is decentralized, credit decisions are guided by the Company's credit scoring strategies and overall credit and underwriting policies and procedures.

The Company has implemented a credit scoring system across its branch network to support the branch level judgmental credit approval process. The credit scoring system was developed by Fair Isaac & Co., Inc. from the Company's loan origination and portfolio databases. Credit scoring is used to prioritize applications for processing and to tailor loan pricing and structure to an empirical assessment of credit risk. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations at the branch level in evaluating finance contracts for purchase could adversely affect the credit quality of the Company's loan portfolio.

Loan application packages completed by prospective borrowers are received via facsimile at the branch offices from dealers. Application data is entered into the Company's automated application processing system. A credit bureau report is automatically generated and a credit score is computed. Depending on the credit quality of the applicant, a customer service representative may then investigate the residence, employment and credit history of the applicant or forward the application package directly to the area general manager. In either case, the Company's credit policy requires that all applications be investigated prior to loan funding. The area general manager reviews the application package and determines whether to approve the application, approve the application subject to conditions that must be met, or deny the application. The area general manager considers many factors in arriving at a credit decision, including the applicant's credit score, capacity to pay, stability, character and intent to pay, the contract terms, and collateral value. In certain cases, a regional vice president may review and approve the area general manager's credit decision. The Company estimates that approximately 50% of applicants are denied credit by the Company typically because of their credit histories or because their income levels are not sufficient to support the proposed level of monthly car payments. Dealers are contacted regarding credit decisions by telefax and/or telephone. Declined applicants are also provided with appropriate notification of the decision.

Once a credit approval has been received from the Company and any other financing sources to which the application package was submitted, the dealer selects a financing source. The ability of the financing source to provide a rapid credit decision and the amount of the contract fees and customer advance are of primary importance to the dealer in choosing a financing source. The interest rate in the finance contract is generally of secondary importance.

Completed loan packages are sent by the dealers to the branch office. Loan terms are generally reverified with the consumer by branch personnel and the loan packages are forwarded to the Company's centralized loan services department where the package is scanned to create an electronic copy. Key original documents are stored in a fire-proof vault and the loan packages are further processed in an electronic environment. The loans are reviewed for proper documentation and regulatory compliance and are entered into the Company's loan accounting system. A daily loan report is generated for a final review by consumer finance operations management. Once cleared for funding by consumer finance operations management, the loan services department issues a check to the dealer. Upon funding of the contract, the Company acquires a perfected security interest in the car that was financed. All of the Company's finance contracts are fully amortizing with substantially equal monthly installments. Consumers receive monthly billing statements from the Company directing them to remit payments to the Company's lockbox bank for deposit into the Company's lockbox account. Payment receipt data is electronically transferred to the Company by the lockbox bank for posting to the loan accounting system. All payment processing and customer account maintenance is performed centrally by the loan services department.

COLLECTIONS AND REPOSSESSIONS. Collection activity on finance contracts is performed centrally by the Company's collection personnel ("collectors") located in Fort Worth, Texas. The collectors follow standardized collection policies and procedures. Collectors monitor the finance receivables portfolio through a computer assisted collection system and typically take action on delinquencies within a few days after delinquency occurs.

A collector's action is usually telephone contact with the consumer utilizing the Company's automated predictive dialing system. This system dials multiple telephone numbers simultaneously based upon parameters set by management. When a telephone connection is made, the call is routed to a collector and the delinquent consumer's account information is displayed on a collector's computer terminal. The collector then attempts to work out the delinquency with the consumer.

If a consumer continues to be delinquent, the Company's policy is to work out suitable payment arrangements with the consumer. However, if the consumer becomes seriously delinquent or deals in bad faith with the Company, the Company may ultimately have to repossess the consumer's car and generally will take prompt action to do so. Repossessions are handled by independent repossession firms engaged by the Company. All repossessions are approved by collection officers.

The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed car, and return of personal items to the consumer.

Upon repossession and after any prescribed waiting period, the repossessed car is typically sold at auction. The proceeds from the sale of the car at auction and any other recoveries are credited against the balance of the finance contract. Auction proceeds from the sale of repossessed cars and other recoveries are usually not sufficient to cover the outstanding balance of the finance contract, and the resulting deficiencies are charged-off against the Company's allowance for losses. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

INSURANCE AND OTHER PRODUCTS. The Company requires all consumers to obtain or provide evidence that they carry current comprehensive and collision insurance. Through a third party administrator, the Company tracks the insurance status of each finance contract and sends notices to consumers when collateral becomes uninsured. If no action is taken by the borrower to insure the collateral, continuing efforts are made to persuade the consumer to comply with the insurance requirements of the finance contract. Although it has the right, the Company rarely repossesses a car due to it being uninsured. The Company also does not generally force place insurance coverage and add the premium to the consumer's obligation, although it has the right to do so under the terms of the finance contracts.

In the event that the consumer fails to maintain insurance as required by the finance contract, the Company may be adversely affected in its ability to realize auction proceeds from the sale of repossessed cars if the car collateralizing the finance contract has been damaged or stolen. Further, uninsured damage or theft of the cars serving as collateral under the finance contracts can be expected to result in higher rates of default.

The Company will also finance other insurance products including credit life, credit accident and health and extended service contracts at the option of the consumer. The consumer may obtain such products from sources provided by the Company, dealers or from other third parties. The Company may receive commissions and fees related to these products, but the Company does not assume any primary insurance risk.

RISK MANAGEMENT. With its decentralized credit approval process, the Company has developed procedures to evaluate and supervise the operations of each branch office. The Company's centralized risk management department is responsible for monitoring the origination process and supporting the supervisory role of consumer finance operations management. This group tracks key variables via databases that contain loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The residual value of the collateral underlying the Company's loan portfolio is updated monthly with a loan by loan link to national wholesale auction values. This data is used for evaluating collateral disposition activities as well as for reserve analysis models.

The risk management department prepares a periodic credit indicator package reviewing portfolio performance at various levels of detail including total company, branch and dealer. A sample of loans underwritten by each branch are reviewed periodically to audit compliance with policies and procedures. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to constantly refine the structure and mix of new loan production. Projected portfolio returns are reviewed not only on a consolidated basis, but also at the branch, dealer and transaction levels. While the Company's risk management department is designed to minimize the risks inherent in a decentralized credit approval process, the risk of adverse contract purchases by the branch network cannot be eliminated.

FUNDING STRATEGY. The Company requires a significant amount of capital to fund its indirect consumer finance lending activities. The primary sources of such funding have been the Company's bank line of credit and the issuance of automobile receivables-backed notes.

As of June 30, 1995, the Company has a line of credit arrangement with a group of banks under which the Company may borrow up to $125 million, subject to a defined borrowing base. The Company's funding strategy is to utilize the line of credit to fund new loan volume until the finance receivables accumulate to a size that can be pooled to access the asset-backed securities markets.

During fiscal 1995, the Company completed two private placements of automobile receivables-backed notes. The Series 1994-A notes were issued in December 1994 and aggregated $51 million. The notes bear interest at 8.19%, are collateralized by a pool of indirect finance receivables originally totalling $56.7 million and have a final maturity date of December 1999. The Series 1995-A notes were issued in June 1995 and aggregated $99.2 million. The notes bear interest at 6.55%, are collateralized by a pool of indirect finance receivables originally totalling $106.7 million and have a final maturity date of September 2000. Each series of notes was issued by a wholly-owned special purpose subsidiary of the Company which holds the related finance receivables. Principal and interest on the notes are payable monthly from collections and recoveries on the specific pool of finance receivables. Both note series are rated "Aaa" by Moody's Investors Services, Inc. and "AAA" by Standard and Poor's Corp. Financial Security Assurance, Inc. issued financial guaranty insurance policies for the benefit of the noteholders of each series.

Since the private placements completed in fiscal 1995 were structured as debt issuances by subsidiaries of the Company, the transactions were accounted for as borrowings. Accordingly, the finance receivables collateralizing the automobile receivables-backed notes remain on the Company's Consolidated Balance Sheets and the associated finance charges on the receivables are recognized as income over time as earned. The automobile receivables-backed notes are shown as liabilities on the Company's Consolidated Balance Sheets and the related interest paid to noteholders is recognized as expense over time as accrued.

The Company anticipates that it will issue additional automobile receivables-backed securities in fiscal 1996 in order to fund its indirect consumer finance lending activities. The Company is considering structuring future issuances of automobile receivables-backed securities as sales of receivables to trust entities, which in turn would issue interest bearing certificates to investors. Structuring future transactions in this manner would result in recognition of a gain on sale of receivables based on the discounted present value of the difference between cash collections on the pool of finance receivables sold and costs and expenses such as servicing fees, principal and interest paid to certificate holders and transaction fees.

While management is analyzing various alternatives, no decision has yet been made as to the specific structure to be used for future transactions. There can be no assurance that structuring future issuances of automobile-backed receivables as sales of receivables would increase the Company's profitability or otherwise be advantageous to the Company. Further, regardless of the structure selected, there can be no assurance that funding will be available to the Company through the issuance of automobile receivables-backed securities, or if available, that it will be on terms acceptable to the Company. In addition, since the Company's funding strategy is dependent upon the issuance of interest bearing securities, increases in interest rates would adversely affect the Company's profitability.

DISTRESSED RECEIVABLES JOINT VENTURES

During December 1993, the Company entered into certain joint venture arrangements with third parties to acquire and collect distressed receivables portfolios. While the Company's capital investment in these joint ventures is not material, the Company has provided office facilities, computer systems and administrative support to the joint ventures.

TRADE NAMES

The Company has obtained federal trademark protection for the "AmeriCredit" name and the logo that incorporates the "AmeriCredit" name.

COMPETITION

The Company encounters strong competition in its segment of the market from other local, regional and national consumer finance companies, some of which have access to greater financial resources than the Company. As an indirect lender, the Company's financing programs are marketed directly to car dealers rather than to the consumer. The Company believes that there are numerous competitors providing, or capable of providing, financing through dealers for purchases of cars. Many of these competitors have long-standing relationships with car dealers. The principal competitive factors affecting a dealer's decision to offer finance contracts for sale to a particular financing source are the level of service including promptness and consistency of credit application processing, the timeliness of contract funding, the competitiveness of financing terms and fees and the financial stability of the funding source.

The Company plans to expand its indirect consumer finance business by adding additional branch offices and expanding loan production capacity at existing branches. The success of this strategy is dependent upon the Company's ability to hire and retain qualified area general managers and other personnel and develop relationships with more dealers. The Company confronts intense competition in attracting key personnel and establishing relationships with dealers. Dealers often already have favorable secondary financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's markets may result in a reduction in the contract fees that the Company charges the dealers or a decrease in contract acquisition volume, which would adversely affect the Company's profitability.

Because the Company's target market consists of consumers who generally have limited access to traditional financing sources, the Company usually does not compete directly with banks, savings and loans, credit unions, the manufacturers' captive finance companies and other traditional sources of consumer credit. However, there can be no assurance that traditional financial institutions will not, in the future, become more active in providing financing to the Company's targeted customer base.

REGULATION

The Company's operations are subject to regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations.

In most states in which the Company operates, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as the Company. Such rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation and restrictions on collection practices and creditors' rights. In certain states, the Company's branch offices are subject to periodic examination by state regulatory authorities. Some states in which the Company operates do not require special licensing or provide extensive regulation of the Company's business.

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation
B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

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

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other theories of liability, usury, wrongful repossession, fraud and discriminatory treatment of credit applicants. The Company, as the assignee of car loans originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. Management believes that the Company has taken prudent steps to address the litigation risks associated with its business activities. However, there can be no assurance that the Company will be able to successfully defend against all such consumer claims, or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company's business.

EMPLOYEES

At June 30, 1995, the Company employed 256 persons.

EXECUTIVE OFFICERS

The following sets forth certain data concerning the executive officers of the Company, all of whom are elected on an annual basis.

       Name                Age               Position
       ----                ---               --------
Clifton H. Morris, Jr.     60     Chairman of the Board, Chief
                                    Executive Officer and President

Michael R. Barrington      36     Executive Vice President and Chief
                                    Operating Officer of the Company,
                                    President and Chief Operating
                                    Officer of AFSI

Daniel E. Berce            41     Executive Vice President, Chief
                                    Financial Officer and Treasurer

Chris A. Choate            32     Vice President, General Counsel and
                                    Secretary

Edward H. Esstman          54     Senior Vice President and Chief
                                    Credit Officer of the Company,
                                    Executive Vice President,
                                    Director of Consumer Finance
                                    Operations of AFSI

Michael T. Miller          34     Senior Vice President, Risk
                                    Management, Credit Policy and
                                    Planning of AFSI

Preston A. Miller          31     Vice President and Controller


CLIFTON H. MORRIS, JR. has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to the present. Mr. Morris is also a director of Service Corporation International, a publicly held company which owns and operates funeral homes and related businesses, and Cash America International, Inc., a publicly held pawn brokerage company.

MICHAEL R. BARRINGTON has been President and Chief Operating Officer of AFSI since AFSI's formation in July 1992. Mr. Barrington has also been Executive Vice President and Chief Operating Officer of the Company since November 1994 and Vice President of the Company from May 1991 until November 1994. From July 1989 until May 1991, Mr. Barrington was employed by the Company in various capacities, most recently as Vice President, Credit and Finance Operations.

DANIEL E. BERCE is a certified public accountant and has been Executive Vice President, Chief Financial Officer and Treasurer for the Company since November 1994 and Vice President, Chief Financial Officer and Treasurer for the Company from May 1991 until November 1994. From May 1990 until May 1991, Mr. Berce was Vice President, Chief Financial Officer for the Company.

CHRIS A. CHOATE has been Vice President, General Counsel and Secretary of the Company since November 1994 and General Counsel and Secretary of the Company from January 1993 until November 1994. From July 1991 until January 1993, Mr. Choate was Assistant General Counsel. Prior to that, he was an associate with the law firm of Jones, Day, Reaves & Pogue in Dallas, Texas from January 1990 until July 1991.

EDWARD H. ESSTMAN has been Executive Vice President, Director of Consumer Finance Operations of AFSI since November 1994 and Senior Vice President, Director of Consumer Finance of AFSI from AFSI's formation in July 1992 until November 1994. Mr. Esstman has also been Senior Vice President and Chief Credit Officer for the Company since November 1994. From April 1984 until June 1992, Mr. Esstman acted in various management capacities at Mercury Finance Company, most recently as Vice President of Administration.

MICHAEL T. MILLER has been Senior Vice President, Risk Management, Credit Policy and Planning of AFSI since November 1994 and Vice President, Risk Management, Credit Policy and Planning of AFSI from AFSI's formation in July 1992 until November 1994. From May 1991 until July 1992, Mr. Miller was Manager of Credit Analysis of the Company. Prior to that, Mr. Miller was Assistant Vice President of Financial Planning and Analysis of Citicorp Mortgage and Acceptance Company and was with such Company for six years.

PRESTON A. MILLER has been Vice President and Controller of the Company since November 1994 and was Controller of the Company from September 1989 until November 1994.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 200 Bailey Avenue, Fort Worth, Texas, in a 43,000 square foot building purchased by the Company in February 1994. A substantial portion of the office space in this facility is utilized by the Company for its collections, loan services, central purchasing, branch support and administrative activities. There is no debt outstanding against which the building has been pledged as collateral.

All of the Company's branch office facilities are leased under lease agreements with original terms of two to four years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 1,500 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the normal course of business. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 1995.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has never paid cash dividends on its common stock. The Company's bank line of credit contains certain restrictions on the payment of dividends. While the Company has an accumulated deficit at June 30, 1995, the Company presently intends to retain future earnings, if any, for purposes of funding operations.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information contained under the captions "Executive Compensation" and "Election of Directors", except the Report of the Compensation Committee on Executive Compensation and the Performance Graph, in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the caption "Principal Shareholders and Stock Ownership of Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no information requiring disclosure pursuant to Item 404 of Regulation S-K. Accordingly, no information is furnished in response to this
Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) The following Consolidated Financial Statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 1995 and 1994.

     Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993.

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993.

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

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 16 and 17.

(4) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1995.

                                   AmeriCredit Corp.

                                   BY:     /s/ Clifton H. Morris, Jr.
                                       -----------------------------------
                                             Clifton H. Morris, Jr.
                                             Chairman of the Board, Chief
                                               Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                              DATE
      ---------                        -----                              ----
/s/ Clifton H. Morris, Jr.         Chairman of the Board,          September 27, 1995
----------------------------        Chief Executive Officer
Clifton H. Morris, Jr.              and President


/s/ Daniel E. Berce                Executive Vice President,       September 27, 1995
----------------------------        Chief Financial Officer
Daniel E. Berce                     and Treasurer and Director


/s/ Michael R. Barrington          Executive Vice President,       September 27, 1995
----------------------------        Chief Operating Officer
Michael R. Barrington               and Director


/s/ James H. Greer                 Director                        September 27, 1995
----------------------------
James H. Greer

/s/ Gerald W. Haddock              Director                        September 27, 1995
----------------------------
Gerald W. Haddock

/s/ Kenneth H. Jones, Jr.          Director                        September 27, 1995
----------------------------
Kenneth H. Jones, Jr.


                              INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

   Exhibit
   Number                               Description
   -------                              -----------
    *3.1     --  Articles of Incorporation of the Company, filed May 18,
                 1988, and Articles of Amendment to Articles of Incorporation,
                 filed August 24, 1988 (Exhibit 3.1)
    *3.2     --  Amendment to Articles of Incorporation, filed October 18,
                 1989 (Exhibit 3.2)
   ##3.3     --  Articles of Amendment to the Articles of Incorporation of
                 the Company, filed November 12, 1992 (Exhibit 3.3)
    *3.4     --  Bylaws of the Company (Exhibit 3.4)
    #4.1     --  Specimen stock certificate evidencing the Common Stock
                 (Exhibit 4.1)
   *10.1     --  1989 Stock Option Plan for Non-Employee Directors of the
                 Company (Exhibit 10.4)
   *10.2     --  1989 Stock Option Plan (with Stock Appreciation Rights) for the Company (Exhibit 10.5)
  **10.3     --  Amendment No. 1 to the 1989 Stock Option Plan (with Stock
                 Appreciation Rights) for the Company (Exhibit 4.6)
   *10.4     --  1987 Incentive Stock Option Plan for the Company (Exhibit
                 10.6)
 ***10.5     --  1990 Stock Option Plan for Non-Employee Directors of the
                 Company (Exhibit 10.14)
   #10.6     --  1991 Key Employee Stock Option Plan of the Company (Exhibit
                 10.10)
   #10.7     --  1991 Non-employee Director Stock Option Plan of the Company
                 (Exhibit 10.11)
   #10.8     --  Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)
   #10.9     --  Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit 10.19)
  #10.10     --  Executive Employment Agreement, dated January 30, 1991, between the Company and Daniel E. Berce (Exhibit 10.20)
 ##10.11     --  Executive Employment Agreement, dated May 20, 1993, between the Company and Edward H. Esstman (Exhibit 10.18)
  +10.12     --  Stock Option Purchase Agreement, dated April 4, 1994, between
                 AmeriCredit Corp. and Rainwater Management Partners, Ltd.
                 (Exhibit 10.16)
###10.13     --  Indenture, dated December 1, 1994, between AmeriCredit
                 Receivables Finance Corp. and LaSalle National Bank as Trustee
                 and Indenture Collateral Agent (Exhibit 10.1)

###10.14     --  Sale and Servicing Agreement, dated December 1, 1994, between
                 AmeriCredit Receivables Finance Corp., AmeriCredit Financial
                 Services, Inc., AmeriCredit Receivables Corp. and LaSalle
                 National Bank as Backup Servicer (Exhibit 10.2)
  @10.15     --  Indenture, dated June 1, 1995, between AmeriCredit Receivables
                 Finance Corp. 1995-A and LaSalle National Bank as Trustee and
                 Indenture Collateral Agent

                              INDEX TO EXHIBITS
                                 (Continued)

  @10.16     --  Sale and Servicing Agreement, dated June 1, 1995, between
                 AmeriCredit Receivables Finance Corp. 1995-A, AmeriCredit
                 Financial Services, Inc., AmeriCredit Receivables Corp. and
                 LaSalle National Bank as Backup Servicer.
  @10.17     --  Restated Revolving Credit Agreement, dated June 2, 1995, between AmeriCredit Corp. and subsidiaries and First Interstate
                 Bank of Texas, N.A., Bank One, Texas, N.A., LaSalle National
                 Bank, The Daiwa Bank, Ltd., Harris Trust and Savings Bank, and
                 Comerica Bank - Texas.
 ++10.18     --  1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.
   @11.1     --  Schedule Re Computation of Per Share Earnings
   @13.1     --  1995 Annual Report to Shareholders of the Company
   @21.1     --  Subsidiaries of the Company
   @23.1     --  Consent of Coopers & Lybrand, L.L.P.
   @27.1     --  Financial Data Schedule

   _____________________________________________________________________

* Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
** Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.
*** Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990 filed by the Company with the Securities and Exchange Commission.
# Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991 filed by the Company with the Securities and Exchange Commission.
## Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993 filed by the Company with the Securities and Exchange Commission.
### Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994 filed by the Company with the Securities and Exchange Commission.
+ Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994 filed by the Company with the Securities and Exchange Commission.

++ Incorporated by reference from the Company's Proxy Statement, dated September 28, 1995, for the year ended June 30, 1994 filed by the Company with the Securities and Exchange Commission.
@       Filed herewith.
