Form 10-Q
period 1995-09-30
AMERICREDIT CORP
filed 1995-11-14
CIK 804269

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                                FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                                    OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number                      1-10667
                       -------------------------------------------------------


                              AmeriCredit Corp.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Texas                                  75-2291093
   -------------------------------           ----------------------------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)


               200 Bailey Avenue, Fort Worth, Texas   76107
------------------------------------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (817) 332-7000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ----   ----
There were 28,313,729 shares of common stock, $.01 par value outstanding as of November 10, 1995.

                             AMERICREDIT CORP.


                            INDEX TO FORM 10-Q


Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements                                    Page
                                                                    ----
         Consolidated Balance Sheets -
         September 30, 1995 and June 30, 1995 .................       3

         Consolidated Income Statements -
         Three Months Ended September 30,
         1995 and 1994 ........................................       4

         Consolidated Statements of
         Cash Flows - Three Months Ended
         September 30, 1995 and 1994 ..........................       5

         Notes to Consolidated Financial
         Statements ...........................................       6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ........................       8

Part II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .................      15

SIGNATURE .....................................................      16


                       PART I - FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

                               AMERICREDIT CORP.
                         Consolidated Balance Sheets
                      (Unaudited, Dollars in Thousands)

                                             September 30,     June 30,
                                                 1995            1995
                                             -------------     --------
ASSETS
  Cash and cash equivalents                    $  1,640        $ 18,314
  Restricted cash                                 7,666           5,007
  Investment securities                           8,102          10,265
  Finance receivables, net                      264,545         221,888
  Property and equipment, net                     6,022           6,036
  Deferred income taxes                          18,711          19,788
  Other assets                                    4,150           4,427
                                               --------        --------
       Total assets                            $310,836        $285,725
                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
     Automobile receivables-backed notes       $117,209        $134,520
     Bank line of credit                         41,300
     Notes payable                                  644             716
     Accrued taxes and expenses                   2,928           3,263
                                               --------        --------
       Total liabilities                        162,081         138,499
                                               --------        --------
  Shareholders' equity:
     Common stock, $.01 par value
     per share; 120,000,000 shares
     authorized; 32,275,765 and
     32,117,201 shares issued,
     respectively                                   323             321
     Additional paid-in capital                 186,563         185,573
     Accumulated deficit                        (24,304)        (26,824)
                                               --------        --------
                                                162,582         159,070
     Treasury stock, at cost
       (3,585,039 and 3,400,039 shares)         (13,827)        (11,844)
                                               --------        --------
       Total shareholders' equity               148,755         147,226
                                               --------        --------
     Total liabilities and shareholders'
       equity                                  $310,836        $285,725
                                               ========        ========



                The accompanying notes are an integral part of these consolidated financial statements

                              AMERICREDIT CORP.
                       Consolidated Income Statements
          (Unaudited, Dollars in Thousands, Except Per Share Data)

                                     Three Months Ended
                                        September 30,
                               -----------------------------
                                   1995              1994
                               -----------        ----------
Revenue:
   Finance charge income       $    13,377        $    4,826
   Investment income                   281               348
   Other income                        265               487
                                ----------        ----------
                                    13,923             5,661
                                ----------        ----------
Costs and expenses:
   Operating expenses                4,904             3,121
   Provision for losses              1,967               654
   Interest expense                  3,114                49
                                ----------        ----------
                                     9,985             3,824
                                ----------        ----------
Income before income taxes           3,938             1,837

Provision for income taxes           1,418                36
                                ----------        ----------

   Net income                   $    2,520        $    1,801
                                ==========        ==========
Earnings per share              $      .08        $      .06
                                ==========        ==========
Weighted average shares
  and share equivalents         31,223,551        30,122,210
                                ==========        ==========








                 The accompanying notes are an integral part of these consolidated financial statements

                              AMERICREDIT CORP.
                  Consolidated Statements of Cash Flows
                     (Unaudited, Dollars in Thousands)


                                                      Three Months Ended
                                                         September 30,
                                                     ---------------------
                                                       1995          1994
                                                     -------        -------
Cash flows from operating activities:
 Net income                                           $ 2,520       $ 1,801
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        384           322
     Provision for losses                               1,967           654
     Deferred income taxes                              1,395
     Changes in assets and liabilities:
       Other assets                                       277          (437)
       Accrued taxes and expenses                        (335)         (569)
                                                     --------       --------
        Net cash provided by operating
          activities                                    6,208         1,771
                                                     --------       --------
Cash flows from investing activities:
 Purchases and originations of finance
   receivables                                        (70,808)      (38,272)
 Principal collections and recoveries on
   finance receivables                                 26,184        14,210
 Purchases of property and equipment                     (370)         (441)
 Proceeds from disposition of property
   and equipment                                                         13
 Proceeds from sales and maturities of
   investment securities                                2,163         7,036
 Increase in restricted cash                           (2,659)
                                                     --------       --------
        Net cash used by investing activities         (45,490)      (17,454)

Cash flows from financing activities:
 Borrowings on bank line of credit                     41,300
 Repayments on automobile
   receivables-backed notes                           (17,311)
 Payments on notes payable                                (72)          (41)
 Purchase of treasury stock                            (1,983)
 Proceeds from issuance of common stock                   674            17
                                                     --------       --------
        Net cash provided (used) by
         financing activities                          22,608           (24)
                                                     --------       --------
Net decrease in cash and cash equivalents             (16,674)      (15,707)

Cash and cash equivalents at beginning of period       18,314        15,756
                                                     --------       --------
Cash and cash equivalents at end of period           $  1,640      $     49
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

The consolidated financial statements as of September 30, 1995 and for the periods ended September 30, 1995 and 1994 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1995 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):



                                            September 30,     June 30,
                                                1995            1995
                                                ----            ----
Indirect finance receivables:
 Precomputed interest                         $227,522        $191,700
 Simple interest                               113,091          95,660
                                              --------        --------
                                               340,613         287,360
Other finance receivables                          724           1,373
                                              --------        --------
Total finance receivables                      341,337         288,733
Less unearned finance charges and fees         (54,618)        (46,894)
                                              --------        --------
Principal amount of finance receivables        286,719         241,839
Less allowance for losses                      (22,174)        (19,951)
                                              --------        --------
Finance receivables, net                      $264,545        $221,888
                                              ========        ========

The Company's finance contracts typically provide for finance charges on either a precomputed or simple interest basis. Precomputed interest finance receivables include principal and unearned finance charges. Simple interest finance receivables include principal only.

A summary of the allowance for losses is as follows (in thousands):



                                   Three Months Ended
                                      September 30,
                                   -----------------
                                     1995       1994
                                   -------    -------
Balance at beginning of period     $19,951    $ 9,330
Provision for losses                 1,967        654
Acquisition fees on indirect
 finance receivables                 3,885      2,340
Net charge-offs                     (3,629)    (1,449)
                                   --------   --------
Balance at end of period           $22,174    $10,875
                                   ========   ========


NOTE 3 - DEBT

Automobile receivables-backed notes consist of the following (in thousands):

                                               September 30,  June 30,
                                                   1995         1995
                                                 -------      -------
 Series 1994-A notes, interest at 8.19%,
   collateralized by certain finance
   receivables in the principal amount
   of $29,183, final maturity in
   December 1999.                                $28,302      $35,350

 Series 1995-A notes, interest at 6.55%,
   collateralized by certain finance
   receivables in the principal
   amount of $92,323, final maturity
   in September 2000.                             88,907       99,170
                                                --------     ---------
                                                $117,209     $134,520
                                                ========     =========


The Series 1994-A notes were issued in December 1994 and initially aggregated $51,000,000. The Series 1995-A notes were issued in June 1995 and initially aggregated $99,170,000. Each series of notes was issued by a wholly-owned special purpose subsidiary of the Company which holds the related finance receivables. Principal and interest on the notes are payable monthly from collections and recoveries on the specific pools of finance receivables. Financial Security Assurance Inc. ("FSA") issued financial guaranty insurance policies for the benefit of the noteholders of each series.

In connection with the issuance of the financial guaranty insurance policies by FSA, the Company was required to establish a cash account for each note series with a trustee for the benefit of FSA and the noteholders. Such cash accounts are shown as restricted cash on the Company's consolidated balance sheets. Monthly collections and recoveries from the pool of finance receivables in excess of required principal and interest payments on the notes are added to the restricted cash accounts until the balance reaches a specified percentage of the pool of finance receivables, and thereafter are distributed to the Company. In the event that monthly collections and recoveries from the pool of finance receivables are insufficient to make required principal and interest payments on the notes, any shortfall would be drawn from the restricted cash accounts.

Certain  agreements  with  FSA  contain  restrictive  covenants  relating  to
delinquency,   default  and   net  loss  ratios  in  the  pools  of  finance
receivables which collateralize the automobile receivables-backed notes.

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $125 million, subject to a defined borrowing base. The Company had $41.3 million and $-0- outstanding under this facility as of September 30, 1995 and June 30, 1995, respectively. Borrowings under the credit agreement are collateralized by certain indirect finance receivables and bear interest, based upon the Company's option, at either the reference prime rate or various market London Interbank Offered Rates plus 1.65%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in May 1996, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures and repurchase of common stock.

NOTE 4 - INCOME TAXES

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                          Three Months Ended
                                             September 30,
                                          ------------------
                                           1995        1994
                                          ------      ------

U.S. statutory tax rate                    35%          35%
Change in valuation allowance                          (35)
Other                                       1            2
                                           ---         ----

                                           36%           2%
                                           ===         ====

At June 30, 1995, the Company has net operating loss carryforwards of approximately $50,000,000 for income tax reporting purposes which expire between 2007 and 2009 and an alternative minimum tax carryforward of $1,047,000 with no expiration date.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                        1995          1994
                                        ----          ----

Interest costs (none capitalized)      $2,875         $49
Income taxes                               33

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO
   THREE MONTHS ENDED SEPTEMBER 30, 1994

REVENUE:

The   Company's  average  net  finance  receivables   outstanding
consisted of the following (in thousands):

                                    Three Months Ended
                                       September 30,
                                    ------------------
                                     1995        1994
                                    ------      ------

Indirect                           $264,277     $81,384
Other                                 1,000      12,390
                                   --------     -------

                                   $265,277     $93,774
                                   ========     =======

The Company's overall finance charge income consisted of the following (in thousands):

                               Three Months Ended
                                 September 30,
                          ---------------------------
                           1995                 1994
                          ------               ------

Indirect              $13,362   100%        $4,227    88%
Other                      15     0            599    12
                      -------   ----        ------    ---

                      $13,377   100%        $4,826   100%
                      =======   ====        ======   ====

The increase in indirect finance charge income is due to growth of 225% in average net indirect finance receivables outstanding. The Company purchased $74.7 million of indirect loans during the three months ended September 30, 1995, compared to $36.8 million during the three months ended September 30, 1994. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 35 branch offices as of September 30, 1995, compared to 20 as of September 30, 1994.

The decrease in other finance charge income is due to the ongoing liquidation of the related receivables portfolios.

The Company's overall effective yield on its finance receivables decreased to 20.0% from 20.4%.

Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the three months ended September 30, 1995. The Company's yield on its cash and cash equivalents and investment securities was 5.0% for the three months ended September 30, 1995 as compared to 4.5% for the three months ended September 30, 1994.

Other income for the three months ended September 30, 1994 included $360,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. There was no income from these joint ventures in the three months ended September 30, 1995.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average net finance receivables outstanding decreased to 7.3% for the three months ended September 30, 1995 as compared to 13.2% for the three months ended September 30, 1994. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $1.8 million, or 57% primarily due to the addition of branch offices and branch management and portfolio servicing staff.

The provision for losses increased to $1,967,000 as compared to $654,000. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense of $3.1 million for the three months ended September 30, 1995 resulted from borrowings on the Company's bank line of credit and the issuance of $51 million and $99.2 million of automobile receivables-backed notes in December 1994 and June 1995, respectively. The Company did not have any bank borrowings during the three months ended September 30, 1994.

The provision for income taxes in the three months ended September 30, 1995 results primarily from amortization at the federal statutory income tax rate of the Company's deferred tax asset. In the fourth quarter of fiscal 1995, the Company recognized a deferred tax asset equal to the expected future tax savings from using its net operating loss carryforward and other future tax benefits. Based on the Company's trend of positive operating results since entering the indirect automobile finance business in September 1992 and future expectations, the Company determined that it was more likely than not that its net operating loss carryforward and other future tax benefits would be fully utilized prior to expiration of the carryforward periods.
Prior to the fourth quarter of fiscal 1995, the Company had offset the deferred tax asset associated with its net operating loss carryforward and other future tax benefits with a valuation allowance. The deferred tax asset is being expensed through a non-cash income tax provision against the Company's earnings as the net operating loss carryforward and other future tax benefits are utilized. The Company will not pay regular federal income taxes until the net operating loss carryforward and other future tax benefits have been fully recovered.

FINANCE RECEIVABLES

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

Net  finance receivables represented 85.1% of the Company's total assets  at  September  30,  1995.  The following  table  presents
certain   data  related  to  the  finance  receivables  portfolio
(dollars in thousands):

                                                 September 30,
                                                      1995
                                        --------------------------------
                                        Indirect      Other        Total
                                        --------      -----        -----

Gross finance receivables              $340,613        $724      $341,337
Unearned finance charges and fees       (54,612)         (6)      (54,618)
                                       ---------       -----     ---------

Finance receivables (principal
  amount)                               286,001         718       286,719

Allowance for losses                    (21,635)       (539)      (22,174)
                                       ---------       -----     ---------

  Finance receivables, net             $264,366        $179      $264,545
                                       ========        ====      ========

Number of outstanding contracts          36,706
                                       ========

Allowance for losses as a percentage
  of finance receivables (principal
  amount)                                   7.6%
                                       =========

Average amount of outstanding
  contract (principal amount)
  (in dollars)                           $7,792
                                       =========


The following is a summary of indirect finance receivables which are more than 60 days delinquent (dollars in thousands):

                                                September 30,
                                               --------------
                                               1995      1994
                                               ----      ----

Principal amount of delinquent contracts      $8,421    $1,931
Principal amount of delinquent contracts
  as a percentage of total net indirect
  finance receivables outstanding                2.9%      2.0%

The following table presents charge-off data with respect to the Company's indirect finance receivables portfolio (dollars in thousands):

                                          Three Months Ended
                                             September 30,
                                          ------------------
                                          1995          1994
                                          ----          ----

Net charge-offs                          $3,593         $880
Net charge-offs as a percentage
  of average net indirect finance
  receivables outstanding                   5.4%         4.3%

The Company recorded periodic provisions for losses as charges to operations of $1,967,000 and $606,000 related to its indirect finance receivables portfolio for the three months ended September 30, 1995 and 1994, respectively. The increased loss provisions are a result of higher average net indirect finance receivables outstanding. The Company also accounts for acquisition fees on indirect finance contracts as additional allowances for losses.

The Company began its indirect automobile finance business in September 1992 and the Company has grown its receivables portfolio to $286 million as of September 30, 1995. The Company expects that its delinquency and charge-offs will increase over time as the portfolio gains more maturity. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The   Company's  cash  flows  are  summarized  as   follows   (in
thousands):

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                        1995          1994
                                        ----          ----

Operating activities                   $6,208        $1,771
Investing activities                  (45,490)      (17,454)
Financing activities                   22,608           (24)
                                      --------      --------

Net decrease in
    cash  and  cash  equivalents      ($16,674)    ($15,707)
                                      =========    =========

In addition to the net decrease in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $2,163,000 and $7,036,000 for the three months ended September 30, 1995 and 1994, respectively. Such amounts are included as investing activities in the above table.

The  Company's primary sources of cash have been collections  and recoveries on its finance receivables portfolio, borrowings under
its   bank   line  of  credit  and  the  issuance  of  automobile
receivables-backed notes.

The Company has a line of credit arrangement with a group of banks under which the Company may borrow up to $125 million. The Company utilized the line of credit to fund its lending activities during the three months ended September 30, 1995. A total of $41.3 million was outstanding under the line of credit as of September 30, 1995.

The Company's primary use of cash has been purchases and originations of finance receivables. The Company purchased $74.7 million of finance contacts during the three months ended September 30, 1995 requiring cash of $70.8 million net of acquisition fees and other factors. The Company operated 35 branch offices and had a group of marketing representatives as of September 30, 1995. The Company plans to open eleven additional branches and expand loan production capacity at existing offices through the remainder of fiscal 1996. While the Company has been able to establish and grow this business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 3,635,500 shares at an aggregate purchase price of $14,138,000 had been purchased pursuant to this program through September 30, 1995. The Company purchased an additional 444,000 shares in October 1995.

As of September 30, 1995 the Company had $9.7 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $83.7 million under its bank line of credit. The Company estimates that it will require additional external capital for the remainder of fiscal 1996 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect automobile lending business, capital expenditures, additional common stock purchases and other costs and expenses.

The Company anticipates that such funding will be in the form of additional issuances of automobile receivables-backed securities. The Company has determined that it will structure future issuances of automobile receivables-backed securities in a manner which will result in the recognition of a gain on sale of receivables at the time such transaction is completed. The Company's previous automobile receivables-backed securities transactions were structured as issuances of debt by subsidiaries of the Company and thus were accounted for as borrowings.

There can be no assurance that structuring future issuances of automobile receivables-backed securities as sales of receivables would increase the Company's profitability or otherwise be advantageous to the Company. Further, regardless of the structure selected, there can be no assurance that funding will be available to the Company through the issuance of automobile receivables-backed securities, or if available, that it will be on terms acceptable to the Company.

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

                  (b) Reports on Form 8-K

                       The Company did not file any reports on
                       Form 8-K during the quarterly period
                       ended September 30, 1995.

                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AmeriCredit Corp.
                              -------------------------------
                                       (Registrant)


Date:  November 14, 1995   By:     /s/  Daniel E. Berce
                              -------------------------------
                                        (Signature)

                              Daniel E. Berce
                              Chief Financial Officer

                                INDEX TO EXHIBITS


Exh. No.            Description
--------            -----------
11.1                Statement Re Computation of Per Share Earnings

27.1                Financial Data Schedule
