Form 10-Q
period 1995-12-31
AMERICREDIT CORP
filed 1996-02-14
CIK 804269

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 1995

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

          Commission file number 1-10667

                                AMERICREDIT CORP.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                TEXAS                                  75-2291093
    -------------------------------               --------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)


                    200 BAILEY AVENUE, FORT WORTH, TEXAS   76107
                    --------------------------------------------
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (817) 332-7000
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


           --------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----
There were 28,443,364 shares of common stock, $.01 par value outstanding as of February 5, 1996.

                             AMERICREDIT CORP.


                             INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

    Item 1. Financial Statements                                      PAGE
                                                                      ----
            Consolidated Balance Sheets -
            December 31, 1995 and June 30, 1995........................  3

            Consolidated Income Statements -
            Three Months and Six Months Ended
            December 31, 1995 and 1994.................................  4

            Consolidated Statements of Cash Flows -
            Six Months Ended
            December 31, 1995 and 1994.................................  5

            Notes to Consolidated Financial Statements.................  6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................... 12

Part II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders........ 22

    Item 6. Exhibits and Reports on Form 8-K........................... 22

SIGNATURE.............................................................. 24

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               AMERICREDIT CORP.

                          Consolidated Balance Sheets

                       (Unaudited, Dollars in Thousands)

                                              DECEMBER 31,   JUNE 30,
ASSETS                                            1995         1995
                                              ------------  ---------
  Cash and cash equivalents                     $  2,464     $ 18,314
  Restricted cash                                  7,380        5,007
  Investment securities                            7,278       10,265
  Finance receivables, net                       253,277      221,888
  Excess servicing receivable                      9,243
  Property and equipment, net                      6,520        6,036
  Deferred income taxes                           16,404       19,788
  Other assets                                     5,495        4,427
                                                --------     --------

       Total assets                             $308,061     $285,725
                                                --------     --------
                                                --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
     Automobile receivables-backed notes        $ 99,361     $134,520
     Bank line of credit                          54,600
     Notes payable                                   570          716
     Accrued taxes and expenses                    3,976        3,263
                                                --------     --------

       Total liabilities                         158,507      138,499
                                                --------     --------

  Shareholders' equity:
     Common stock, $.01 par value
     per share; 120,000,000 shares
     authorized; 32,415,170 and
     32,117,201 shares issued,
     respectively                                    324          321
     Additional paid-in capital                  187,851      185,573
     Accumulated deficit                         (18,718)     (26,824)
                                                --------     --------

                                                 169,457      159,070
     Treasury stock, at cost
       (4,029,039 and 3,400,039 shares)          (19,903)     (11,844)
                                                --------     --------

       Total shareholders' equity                149,554      147,226
                                                --------     --------
     Total liabilities and shareholders'
       equity                                   $308,061     $285,725
                                                --------     --------
                                                --------     --------

                The accompanying notes are an integral part of these consolidated financial statements

                              AMERICREDIT CORP.

                       Consolidated Income Statements

           (Unaudited, Dollars in Thousands, Except Per Share Data)

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                    DECEMBER 31,               DECEMBER 31,
                                 --------------------      --------------------
                                  1995         1994         1995          1994
                                 -------      -------      -------      -------
Revenue:
   Finance charge income         $13,852       $6,312      $27,229      $11,138
   Gain on sale of receivables     5,621                     5,621
   Servicing fee income              215                       215
   Investment income                 275          299          556          647
   Other income                      298          167          563          654
                                 -------      -------      -------      -------
                                  20,261        6,778       34,184       12,439
                                 -------      -------      -------      -------

Costs and expenses:
   Operating expenses              5,538        3,396       10,442        6,517
   Provision for losses            2,145          883        4,112        1,537
   Interest expense                3,748          364        6,862          413
                                 -------      -------      -------      -------
                                  11,431        4,643       21,416        8,467
                                 -------      -------      -------      -------

Income before income taxes         8,830        2,135       12,768        3,972

Provision for income taxes         3,244           43        4,662           79
                                 -------      -------      -------      -------

   Net income                    $ 5,586      $ 2,092      $ 8,106      $ 3,893
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------

Earnings per share               $   .18      $   .07      $   .26      $   .13
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Weighted average shares
  and share equivalents       31,120,461   30,191,179   31,130,423   30,126,388
                              ----------   ----------   ----------   ----------
                              ----------   ----------   ----------   ----------

                The accompanying notes are an integral part of these consolidated financial statements

                      AMERICREDIT CORP.

            Consolidated Statements of Cash Flows

              (Unaudited, Dollars in Thousands)

                                                    SIX MONTHS ENDED
                                                       DECEMBER 31,
                                                   --------------------
                                                    1995         1994
                                                   -------      -------
Cash flows from operating activities:
 Net income                                      $   8,106     $  3,893
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                     778          642
     Provision for losses                            4,112        1,537
     Deferred income taxes                           4,126
     Gain on sale of receivables                    (5,621)
     Changes in assets and liabilities:
       Other assets                                 (1,068)        (480)
       Accrued taxes and expenses                      713          160
                                                 ---------     --------

        Net cash provided by operating
          activities                                11,146        5,752
                                                 ---------     --------

Cash flows from investing activities:
 Purchases and originations of finance
   receivables                                    (155,427)     (83,204)
 Principal collections and recoveries on
   finance receivables                              51,748       29,622
 Net proceeds from sale of receivables              64,556
 Purchases of property and equipment                (1,266)        (748)
 Proceeds from disposition of property
   and equipment                                         4           60
 Proceeds from sales and maturities of
   investment securities                             2,987       11,412
 Increase in restricted cash                        (2,373)      (2,834)
                                                 ---------     --------

        Net cash used by investing activities      (39,771)     (45,692)
                                                 ---------     --------

Cash flows from financing activities:
   Borrowings on bank line of credit               116,500       15,600
   Payments on bank line of credit                 (61,900)     (15,600)
   Proceeds from issuance of automobile
     receivables-backed notes                                    51,000
   Payments on automobile receivables-backed
     notes                                         (35,159)
   Payments on notes payable                          (146)         (82)
   Purchase of treasury stock                       (8,059)
   Proceeds from issuance of common stock            1,539          226
                                                 ---------     --------

        Net cash provided by financing
          activities                                12,775       51,144
                                                 ---------     --------

Net increase (decrease) in cash and cash
  equivalents                                      (15,850)      11,204

Cash and cash equivalents at beginning of
  period                                            18,314       15,756
                                                 ---------     --------

Cash and cash equivalents at end of period       $   2,464     $ 26,960
                                                 ---------     --------
                                                 ---------     --------

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

The consolidated financial statements as of December 31, 1995 and for the periods ended December 31, 1995 and 1994 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1995 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                      DECEMBER 31,    JUNE 30,
                                          1995          1995
                                      ------------    --------
Indirect finance receivables:
  Precomputed interest                  $215,630      $191,700
  Simple interest                        108,174        95,660
                                        --------      --------
                                         323,804       287,360
Other finance receivables                    326         1,373
                                        --------      --------

Total finance receivables                324,130       288,733
Less unearned finance charges and fees   (51,881)      (46,894)
                                        --------      --------

Principal amount of finance
 receivables                             272,249       241,839
Less allowance for losses                (18,972)      (19,951)
                                        --------      --------

Finance receivables, net                $253,277      $221,888
                                        --------      --------
                                        --------      --------

The Company's finance contracts typically provide for finance charges on either a precompute or simple interest basis. Precomputed interest finance receivables include principal and unearned finance charges. Simple interest finance receivables include principal only.

A summary of the allowance for losses is as follows (in thousands):

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                      DECEMBER 31,            DECEMBER 31,
                                  ---------------------   -------------------
                                   1995          1994      1995        1994
                                  -------       -------   ------      -------
Balance at beginning of period    $22,174       $10,875   $19,951     $ 9,330
Provision for losses                2,145           883     4,112       1,537
Acquisition fees on indirect
  finance receivables               3,670         2,876     7,555       5,216
Allowance related to receivables
  sold                             (4,225)                 (4,225)
Net charge-offs-indirect           (4,588)       (1,353)   (8,181)     (2,233)
Net charge-offs-other                (204)         (247)     (240)       (816)
                                  -------       -------   -------     -------

Balance at end of period          $18,972       $13,034   $18,972     $13,034
                                  -------       -------   -------     -------
                                  -------       -------   -------     -------

NOTE 3 - SALE OF FINANCE RECEIVABLES

On December 21, 1995, the Company completed a sale of finance receivables to the AmeriCredit Automobile Receivables Trust 1995-B (the "Trust") and the issuance to investors of $65.0 million of automobile receivables-backed certificates of the Trust. The Company retained a subordinated interest in the Trust. The certificates have a pass through interest rate of 6.10%. Financial Security Assurance Inc. ("FSA") issued a financial guarantee insurance policy for the benefit of the investors.

The Company recognized a gain on the sale of finance receivables to the Trust. The gain represents the difference between the sales proceeds, net of transaction costs, and the Company's net carrying value of the receivables sold, plus excess servicing (see Note 4).

NOTE 4 - EXCESS SERVICING RECEIVABLE

Excess servicing receivable represents the Company's subordinated interest in the Trust, including excess servicing on the finance receivables sold to the

Trust. The excess servicing receivable is equal to the present value of estimated future collections and recoveries on the finance receivables sold to the Trust, less the present value of required principal and interest payments to the investors, base servicing fees payable to the Company at an annualized rate of 2.5% of finance receivables serviced and certain other fees. The calculation of excess servicing includes estimates of future credit losses and prepayment rates for the remaining term of the finance receivables sold since these factors impact the amount and timing of future collections and recoveries on the pool of finance receivables. If future credit losses and prepayment rates exceed the Company's estimates, excess servicing receivable will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's estimates would result in additional servicing fee income. The excess servicing receivable is amortized using the interest method against realized excess servicing fee income.

Excess servicing receivable consists of the following (in thousands):

                                         DECEMBER 31,
                                             1995
                                         ------------
Estimated future net cash flows before
  allowance for credit losses              $16,705
Allowance for credit losses                 (6,219)
                                           -------

Estimated future net cash flows             10,486
Unamortized discount at 12%                 (1,243)
                                           -------
                                           $ 9,243
                                           -------
                                           -------

A summary of excess servicing receivable is as follows (in thousands):

                                       SIX MONTHS ENDED
                                          DECEMBER 31,
                                             1995
                                       ----------------
Balance at beginning of period              $    0
Excess servicing related to
 receivables sold                            9,243
Amortization                                     0
                                            ------

Balance at end of period                    $9,243
                                            ------
                                            ------

NOTE 5 - DEBT

Automobile receivables-backed notes consist of the following (in thousands):

                                                DECEMBER 31,    JUNE 30,
                                                    1995          1995
                                                ------------    --------
  Series 1994-A notes, interest at 8.19%,
     collateralized by certain finance
     receivables in the principal amount
     of $23,281, final maturity in
     December 1999.                               $22,450       $ 35,350

  Series 1995-A notes, interest at 6.55%,
     collateralized by certain finance
     receivables in the principal
     amount of $79,925, final maturity
     in September 2000.                            76,911         99,170
                                                  -------       --------

                                                  $99,361       $134,520
                                                  -------       --------
                                                  -------       --------

The Series 1994-A notes were issued in December 1994 and initially aggregated $51,000,000. The Series 1995-A notes were issued in June 1995 and initially aggregated $99,170,000. Each series of notes was issued by a wholly-owned special purpose subsidiary of the Company which holds the related finance receivables. Principal and interest on the notes are payable monthly from collections and recoveries on the specific pools of finance receivables. FSA issued financial guaranty insurance policies for the benefit of the noteholders of each series.

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $150 million, subject to a defined borrowing base. The Company had $54,600,000 and $-0- outstanding under this facility as of December 31, 1995 and June 30, 1995, respectively. Borrowings under the credit agreement are collateralized by certain indirect finance receivables and bear interest, based upon the Company's option, at either the reference prime rate or various market London Interbank Offered Rates plus
1.65%.   The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in October 1996, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock.

NOTE 6 - RESTRICTED CASH

In connection with the issuance of financial guaranty insurance policies by FSA, the Company is required to establish a cash account with a trustee for the benefit of FSA and the investors for each issue of automobile receivables-backed securities. Such cash accounts are shown as restricted cash on the Company's consolidated balance sheets. Monthly collections and recoveries from each pool of finance receivables in excess of required principal and interest payments on the securities and servicing and other fees are added to the restricted cash accounts until the balance reaches a specified percentage of the pool of finance receivables, and thereafter are distributed to the Company. In the event that monthly collections and recoveries from any pool of finance receivables are insufficient to make required principal and interest payments to the investors and pay servicing and other fees, any shortfall would be drawn from the restricted cash accounts.

Certain agreements with FSA contain restrictive covenants relating to delinquency, default and net loss ratios in the pools of finance receivables supporting the automobile receivables-backed securities. A default on these restrictive covenants would result in an increase in the specified levels of the restricted cash accounts and, in certain cases, removal of the Company as servicer of the finance receivables.


NOTE 7 - INCOME TAXES

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                       DECEMBER 31,           DECEMBER 31,
                                    ------------------     ----------------
                                    1995         1994      1995        1994
                                    ----         ----      ----        ----
U.S. statutory tax rate              35%           35%      35%         35%
Change in valuation allowance                     (35)                 (35)
Other                                 2             2        2           2
                                     --           ---       --         ---
                                     37%            2%      37%          2%
                                     --           ---       --         ---
                                     --           ---       --         ---

At June 30, 1995, the Company has net operating loss carryforwards of approximately $50,000,000 for income tax reporting purposes which expire between 2007 and 2009 and an alternative minimum tax carryforward of $1,047,000 with no expiration date.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                       SIX MONTHS ENDED
                                          DECEMBER 31,
                                       ----------------
                                        1995       1994
                                       ------      ----
Interest costs (none capitalized)      $6,369      $309
Income taxes                           $  898

During the six months ended December 31, 1994, the Company sold certain property and equipment for cash and a note receivable of $184,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED TO
   THREE MONTHS ENDED DECEMBER 31, 1994

REVENUE:

The Company's average net owned and serviced finance receivables outstanding consisted of the following (in thousands):

                                      THREE MONTHS ENDED
                                         DECEMBER 31,
                                     --------------------
                                       1995        1994
                                     --------    --------
Indirect-owned                       $277,222    $113,300
Indirect-serviced                      34,836
                                     --------    --------
                                      312,058     113,300
Other                                     533       8,306
                                     --------    --------
                                     $312,591    $121,606
                                     --------    --------
                                     --------    --------

The Company's finance charge income consisted of the following (in thousands):

                                       THREE MONTHS ENDED
                                          DECEMBER 31,
                               ---------------------------------
                                 1995               1994
                               -------             ------
Indirect                       $13,846   100%      $5,925    94%
Other                                6     0%         387     6%
                               -------   ---       ------   ---
                               $13,852   100%      $6,312   100%
                               -------   ---       ------   ---
                               -------   ---       ------   ---

The increase in indirect finance charge income is due to growth of 145% in average net indirect-owned finance receivables outstanding. The Company purchased $86.6 million of indirect loans during the three months ended December 31, 1995, compared to $46.7 million during the three months ended December 31, 1994. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 42 branch offices as of December 31, 1995, compared to 24 as of December 31, 1994. The decrease in other finance charge income is due to the ongoing liquidation of the related receivables portfolios.

The Company's effective yield on its finance receivables decreased to 19.8% from 20.8%.

Gain on sale of receivables resulted from the transfer of finance receivables to the AmeriCredit Automobile Receivables Trust 1995-B (the "Trust") in December 1995 and the issuance to investors of $65.0 million of automobile receivables-backed certificates of the Trust. The gain on sale of receivables represented 8.6% of the original certificate balance. The Company's previous issuances of automobile receivables-backed securities were structured as debt issuances by subsidiaries of the Company and thus were accounted for as borrowings. Since the Company intends to structure future issuances of automobile receivables-backed securities in a manner which will result in the recognition of a gain on sale of receivables, the amount and timing of such future transactions will significantly impact the Company's earnings from quarter to quarter.

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to the Trust.

Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the three months ended December 31, 1995.

Other income for the three months ended December 31, 1994 included $32,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. There was no income from these joint ventures in the three months ended December 31, 1995.

COST AND EXPENSES:

Operating expenses as an annualized percentage of average net owned and serviced finance receivables outstanding decreased to 7.0% for the three months ended December 31, 1995 as compared to 11.2% for the three months ended December 31, 1994. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $2.1 million, or 63%, primarily due to the addition of branch offices and branch management and portfolio servicing staff.

The provision for losses increased to $2,145,000 as compared to $883,000. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense of $3,748,000 for the three months ended December 31, 1995 resulted from borrowings on the Company's bank line of credit and the issuance of $51 million and $99.2 million of automobile receivables-backed notes in December 1994 and June 1995, respectively. Interest expense of $365,000 for the three months ended December 31, 1994 resulted primarily from borrowings on the Company's bank line of credit.

The provision for income taxes in the three months ended December 31, 1995 resulted primarily from amortization of the Company's deferred tax asset at the federal statutory income tax rate. In the fourth quarter of fiscal 1995, the Company recognized a deferred tax asset equal to the expected future tax savings from using its net operating loss carryforward and other future tax benefits. Based on the Company's trend of positive operating results since entering the indirect automobile finance business in September 1992 and future expectations, the Company determined that it was more likely than not that its net operating loss carryforward and other future tax benefits would be fully utilized prior to expiration of the carryforward periods. The deferred tax asset is being amortized through a non-cash income tax provision against the Company's earnings as the net operating loss carryforward and other future tax benefits are utilized. The Company will not pay regular federal income taxes until the net operating loss carryforward and other future tax benefits have been fully recovered. Prior to the fourth quarter of fiscal 1995, the Company had offset the deferred tax asset with a valuation allowance. Accordingly, there was no provision for federal income taxes in the three months ended December 31, 1994.

SIX MONTHS ENDED DECEMBER 31, 1995 AS COMPARED TO
   SIX MONTHS ENDED DECEMBER 31, 1994

REVENUE:

The Company's average net owned and serviced finance receivables outstanding consisted of the following (in thousands):

                                    SIX MONTHS ENDED
                                      DECEMBER 31,
                               ------------------------------
                                 1995                  1994
                               --------              --------
Indirect-owned                 $268,571              $ 97,564
Indirect-serviced                19,906
                               --------              --------
                                288,477                97,564
Other                               774                10,319
                               --------              --------
                               $289,251              $107,883
                               --------              --------
                               --------              --------

The Company's finance charge income consisted of the following (in thousands):

                                 SIX MONTHS ENDED
                                   DECEMBER 31,
                         --------------------------------
                           1995               1994
                         -------             -------
Indirect                 $27,208  100%       $10,152   91%
Other                         21    0%           986    9%
                         -------  ---        -------  ---
                         $27,229  100%       $11,138  100%
                         -------  ---        -------  ---
                         -------  ---        -------  ---

The increase in indirect finance charge income is due to growth of 175% in average net indirect-owned finance receivables outstanding. The Company purchased $161.3 million of indirect loans during the six months ended December 31, 1995, compared to $83.5 million during the six months ended December 31, 1994. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The decrease in other finance charge income is due to the ongoing liquidation of the related receivables portfolios.

The Company's effective yield on its finance receivables decreased to 20.1% from 20.7%.

Gain on sale of receivables resulted from the transfer of finance receivables to the AmeriCredit Automobile Receivables Trust 1995-B and the issuance to investors of $65.0 million of automobile receivables-backed certificates of the Trust. The gain on sale of receivables represented 8.6% of the original certificate balance.

Servicing fee income represents the Company's base servicing fee on the finance receivables sold to the Trust.

Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the six months ended December 31, 1995.

Other income for the six months ended December 31, 1994 included $392,000 related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios. There was no income from these joint ventures in the six months ended December 31, 1995.


COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average net owned and serviced finance receivables outstanding decreased to 7.2% for the six months ended December 31, 1995 as compared to 12.1% for the six months ended December 31, 1994. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $3.9 million, or 60.0%, primarily due to the addition of branch offices and branch management and portfolio servicing staff.

The provision for losses increased to $4,112,000 as compared to $1,537,000. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense of $6,862,000 for the six months ended December 31, 1995 resulted from borrowings on the Company's bank line of credit and the issuance of $51 million and $99.2 million of automobile receivables-backed notes in December 1994 and June 1995, respectively. Interest expense of $413,000 for the six months ended December 31, 1994 resulted primarily from borrowings on the Company's bank line of credit.

The provision for income taxes in the six months ended December 31, 1995 resulted primarily from amortization of the Company's deferred tax asset at the federal statutory income tax rate. In the fourth quarter of fiscal 1995, the Company recognized a deferred tax asset equal to the expected future tax savings from using its net operating loss carryforward and other future tax benefits. Prior to the fourth quarter of fiscal 1995, the Company had offset the deferred tax asset with a vaulation allowance. Accordingly, there was no provision for federal income taxes in the six months ended December 31, 1994.

FINANCE RECEIVABLES

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheet as a reserve against estimated future losses in the owned finance receivables portfolio. The Company typically purchases individual finance contracts with a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheet as an allowance for losses. The calculation of excess servicing receivable includes an allowance for estimated future losses over the remaining term of the finance receivables sold and currently serviced by the Company.

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

Net finance receivables represented 82.2% of the Company's total assets at December 31, 1995. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                                          DECEMBER 31, 1995
                                       ---------------------------------------------------------
                                                                TOTAL
                                       INDIRECT                 OWNED      INDIRECT       TOTAL
                                         OWNED      OTHER     PORTFOLIO    SERVICED     PORTFOLIO
                                       --------     -----     ---------    --------     ---------
Gross finance receivables              $323,804     $ 326      $324,130    $ 82,327      $406,457

Unearned finance charges
  and fees                              (51,878)       (3)      (51,881)    (13,823)      (65,704)
                                       --------     -----      --------    --------      --------
Finance receivables
  (principal amount)                    271,926       323       272,249    $ 68,504      $340,753
                                                                           --------      --------
                                                                           --------      --------
Allowance for losses                    (18,649)     (323)      (18,972)   $  6,219 (1)
                                       --------      ----      --------    --------
                                                                           --------
  Finance receivables, net             $253,277      $  0      $253,277
                                       --------      ----      --------
                                       --------      ----      --------

Number of outstanding contracts          34,096                               8,579
                                       --------                            --------
                                       --------                            --------
Average amount of outstanding
  contract (principal amount)          $  7,975                            $  7,985
  (in dollars)                         --------                            --------
                                       --------                            --------
Allowance for losses as a
  percentage of finance receivables
  (principal amount)                        6.9%                                9.1%
                                            ---                                 ---
                                            ---                                 ---

(1) The allowance for losses related to indirect-serviced finance receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

The following is a summary of total net indirect owned and serviced finance receivables which are more than 60 days delinquent (dollars in thousands):

                                                      DECEMBER 31,
                                                  -------------------
                                                    1995        1994
                                                  -------      ------
Principal amount of delinquent contracts          $12,625      $2,947
                                                  -------      ------
                                                  -------      ------
Principal amount of delinquent contracts
  as a percentage of total net indirect
  owned and serviced finance receivables
  outstanding                                         3.7%         2.3%
                                                      ---          ---
                                                      ---          ---

The following table presents charge-off data with respect to the Company's total net owned and serviced indirect finance receivables portfolio (dollars in thousands):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         DECEMBER 31,           DECEMBER 31,
                                    --------------------    -----------------
                                     1995          1994      1995        1994
                                    ------        ------    ------      ------
 Net charge-offs:
  Indirect-owned                    $4,588        $1,353    $8,181      $2,233
  Indirect-serviced                     34                      34
                                    ------        ------    ------      ------
                                    $4,622        $1,353    $8,215      $2,233
                                    ------        ------    ------      ------
                                    ------        ------    ------      ------
Net charge-offs as a percentage
  of average net owned and
  serviced indirect finance
  receivables outstanding              5.9%          4.8%      5.7%        4.6%
                                       ---           ---       ---         ---
                                       ---           ---       ---         ---

The Company recorded periodic provisions for losses as charges to operations of $2,145,000 and $4,112,000 for the three and six month periods ended December 31, 1995, respectively. The provisions for losses were $844,000 and $1,450,000 for the three and six month periods ended December 31, 1994, respectively. (Provisions for losses of $39,000 and $87,000 for the three and six months periods ended December 31, 1994 were recorded with respect to other finance receivables). The increased loss provisions are a result of higher average net indirect-owned finance receivables outstanding.

The Company began its indirect automobile finance business in September 1992 and has grown its total net owned and serviced finance receivables portfolio to $340.8 million as of December 31, 1995. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                        SIX MONTHS ENDED
                                          DECEMBER 31,
                                      ---------------------
                                       1995          1994
                                     --------      --------
Operating activities                 $ 11,146      $  5,752
Investing activities                  (39,771)      (45,692)
Financing activities                   12,775        51,144
                                     --------      --------

Net increase (decrease) in
  cash and cash equivalents          $(15,850)     $ 11,204
                                     --------      --------
                                     --------      --------

In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $3.0 million and $11.4 million for the six months ended December 31, 1995 and 1994, respectively. Such amounts are included as investing activities in the above table.

The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit and the issuance of automobile receivables-backed securities.

In January 1996, the Company expanded the available borrowings under its bank credit agreement by $25 million to $150 million and extended the maturity date of the facility to October 31, 1996. The Company utilized the line of credit to fund its lending activities during the six months ended December 31, 1995. A total of $54.6 million was outstanding under the line of credit as of December 31, 1995.

In December 1995, the Company completed the issuance of $65.0 million of automobile receivables-backed certificates through the AmeriCredit Automobile Receivables Trust 1995-B. The certificates have a pass through interest rate of 6.10% and are rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard & Poor's Rating Services. Financial Security Assurance Inc. issued a financial guarantee insurance policy for the benefit of the investors. The proceeds from the issuance of the certificates were used to repay a portion of the borrowings outstanding under the Company's bank line of credit.

The Company's primary use of cash has been purchases and originations of finance receivables. The Company purchased $161.3 million of finance contracts during the six months ended December 31, 1995 requiring cash of $155.4 million net of acquisition fees and other factors. The Company operated 42 branch offices and had a number of marketing representatives as of December 31, 1995. The Company plans to open eight additional branches and expand loan production capacity at existing offices through the remainder of fiscal 1996. While the Company has been able to establish and grow its indirect automobile finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,079,500 shares at an aggregate purchase price of $20,214,000 had been purchased pursuant to this program through December 31, 1995. The Company purchased an additional 25,000 shares in January 1996.

As of December 31, 1995, the Company had $9.7 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $95.4 million under its recently expanded bank line of credit. The Company estimates that it will require additional external capital for the remainder of fiscal 1996 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect automobile lending business, capital expenditures, additional common stock repurchases and other costs and expenses.

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

                  Not Applicable

       Item 3.    DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 14, 1995, the Company held its Annual Meeting of Shareholders. The shareholders voted upon the election of six directors, the approval and adoption of the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. and the ratification of the appointment of the Company's independent auditors. Each of the six nominees identified in the Company's proxy statement, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next annual meeting or until their successors are duly elected and qualified. The shareholders approved and adopted the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp., with 11,700,379 shares voting in favor, 4,100,020 shares voting against and 582,185 shares withheld. The Company's selection of independent auditors was also ratified.

                  Not Applicable

       Item 5.    OTHER INFORMATION

                  Not Applicable

       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits:

                       10.1 - Pooling and Servicing Agreement Relating to AmeriCredit Automobile Receivables Trust 1995-B, dated November 20, 1995, among AmeriCredit Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank.

                       11.1 - Statement Re Computation of Per Share Earnings

                       27.1 - Financial Data Schedule

                  (b)  Reports on Form 8-K

                       The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1995.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AMERICREDIT CORP.
                                     -------------------------------------
                                                 (Registrant)


Date:  February 14, 1996   By:                /s/  DANIEL E. BERCE
                                     -------------------------------------
                                                 (Signature)

                                     Daniel E. Berce
                                     Chief Financial Officer