Form 10-Q
period 1996-03-31
AMERICREDIT CORP
filed 1996-05-15
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

Commission file number                      1-10667
                       -------------------------------------------------

                            AmeriCredit Corp.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Texas                                         75-2291093
- -------------------------------               ----------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)


              200 Bailey Avenue, Fort Worth, Texas   76107
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                             (817) 332-7000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

There were 28,504,473 shares of common stock, $.01 par value outstanding as of May 6, 1996.

                                AMERICREDIT CORP.


                               INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements                                        Page
                                                                           ----
          Consolidated Balance Sheets -
          March 31, 1996 and June 30, 1995 . . . . . . . . . . . . . . . .   3

          Consolidated Income Statements -
          Three Months and Nine Months Ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows -
          Nine Months Ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .   5

          Notes to Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .  12

Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  22

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

     PART I - FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                         March 31,     June 30,
                                                          1996           1995
                                                         --------      --------
ASSETS
     Cash and cash equivalents                           $  1,584      $ 18,314
     Restricted cash                                        9,712         5,007
     Investment securities                                  6,840        10,265
     Finance receivables, net                             251,470       221,888
     Excess servicing receivable                           20,953
     Property and equipment, net                            6,991         6,036
     Deferred income taxes                                 13,457        19,788
     Other assets                                           3,883         4,427
                                                         --------      --------

               Total assets                              $314,890      $285,725
                                                         --------      --------
                                                         --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Automobile receivables-backed notes            $ 83,036     $ 134,520
          Bank line of credit                              71,800
          Notes payable                                       486           716
          Accrued taxes and expenses                        3,827         3,263
                                                         --------      --------

               Total liabilities                          159,149       138,499
                                                         --------      --------

     Shareholders' equity:
          Common stock, $.01 par value
          per share; 120,000,000 shares
          authorized; 32,516,853 and
          32,117,201 shares issued,
          respectively                                        326           321
          Additional paid-in capital                      188,341       185,573
          Accumulated deficit                             (12,406)    (  26,824)
                                                         --------      --------

                                                          176,261       159,070
          Treasury stock, at cost
            (4,055,368 and 3,400,039 shares)              (20,520)    (  11,844)
                                                         --------      --------

            Total shareholders' equity                    155,741       147,226
                                                         --------      --------

          Total liabilities and shareholders'
            equity                                       $314,890      $285,725
                                                         --------      --------
                                                         --------      --------

The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                         Consolidated Income Statements
            (Unaudited, Dollars in Thousands, Except Per Share Data)


                                   Three Months Ended     Nine Months Ended
                                      March 31,                March 31,
                                  --------------------    ------------------
                                   1996         1995       1996       1995
                                  -------      -------    -------    -------

Revenue:
     Finance charge income        $12,650      $ 8,237    $39,879    $19,375
     Gain on sale of receivables    7,725                  13,346
     Servicing fee income           1,105                   1,320
     Investment income                280          355        836      1,002
     Other income                     588          374      1,151      1,028
                                  -------      -------    -------    -------

                                   22,348        8,966     56,532     21,405
                                  -------      -------    -------    -------

Costs and expenses:
     Operating expenses             6,915        3,740     17,357     10,257
     Provision for losses           1,999        1,152      6,111      2,689
     Interest expense               3,315        1,424     10,177      1,837
                                  -------      -------    -------    -------

                                   12,229        6,316     33,645     14,783
                                  -------      -------    -------    -------

Income before income taxes         10,119        2,650     22,887      6,622

Provision for income taxes          3,807                   8,469         79
                                  -------      -------    -------    -------

     Net income                    $6,312       $2,650    $14,418     $6,543
                                  -------      -------    -------    -------
                                  -------      -------    -------    -------

Earnings per share                 $  .21       $  .09    $   .48     $  .22
                                  -------      -------    -------    -------
                                  -------      -------    -------    -------
Weighted average shares
  and share equivalents        30,082,193   30,259,850 30,175,398 30,191,000
                               ----------   ---------- ---------- ----------
                               ----------   ---------- ---------- ----------


The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                           Nine Months Ended
                                                                March 31,
                                                          --------------------
                                                           1996          1995
Cash flows from operating activities:
  Net income                                              $14,418      $ 6,543
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                         1,154          976
      Provision for losses                                  6,111        2,689
      Deferred income taxes                                 7,245
      Gain on sale of receivables                         (13,346)
      Amortization of excess servicing receivable           1,887
      Changes in assets and liabilities:
        Other assets                                          544         (471)
        Accrued taxes and expenses                            945          223
                                                         --------     --------

          Net cash provided by operating
            activities                                     18,958        9,960
                                                         --------     --------

Cash flows from investing activities:
  Purchases and originations of finance
    receivables                                          (271,626)    (150,348)
  Principal collections and recoveries on
    finance receivables                                    73,162       48,033
  Net proceeds from sale of receivables                   153,277
  Purchases of property and equipment                      (2,113)      (1,065)
  Proceeds from disposition of property
    and equipment                                               4           61
  Proceeds from sales and maturities of
    investment securities                                   3,425       15,099
  Increase in restricted cash                              (4,705)      (4,002)
                                                         --------     --------

          Net cash used by investing activities           (48,576)     (92,222)
                                                         --------     --------

Cash flows from financing activities:
  Borrowings on bank line of credit                       219,400       40,300
  Payments on bank line of credit                        (147,600)     (15,600)
  Proceeds from issuance of automobile
    receivables-backed notes                               51,000
  Payments on automobile receivables-backed notes         (51,484)      (8,343)
  Payments on notes payable                                  (230)        (165)
  Purchase of treasury stock                               (9,057)      (1,244)
  Proceeds from issuance of common stock                    1,859          579
                                                         --------     --------

          Net cash provided by
            financing activities                           12,888       66,527
                                                         --------     --------

Net decrease in cash and cash equivalents                 (16,730)     (15,735)

Cash and cash equivalents at beginning of period           18,314       15,756
                                                         --------     --------

Cash and cash equivalents at end of period               $  1,584     $     21
                                                         --------     --------
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

The consolidated financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1995 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                              March 31,     June 30,
                                                1995          1995
                                                ----          ----
Indirect finance receivables:
     Precomputed interest                     $211,702      $191,700
     Simple interest                           109,186        95,660
                                              --------      --------

                                               320,888       287,360
Other finance receivables                           68         1,373
                                              --------      --------

Total finance receivables                      320,956       288,733
Less unearned finance charges and fees         (53,359)     ( 46,894)
                                              --------      --------

Principal amount of finance receivables        267,597       241,839
Less allowance for losses                      (16,127)     ( 19,951)
                                              --------      --------

Finance receivables, net                      $251,470      $221,888
                                              --------      --------
                                              --------      --------

The Company's finance contracts typically provide for finance charges on either a precompute or simple interest basis. Precomputed interest finance receivables include principal and unearned finance charges. Simple interest finance receivables include principal only.

A summary of the allowance for losses is as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                        March 31,               March 31,
                                  ---------------------   --------------------
                                    1996          1995      1996        1995
                                    ----          ----      ----        ----

Balance at beginning of period    $18,972       $13,034   $19,951     $ 9,330
Provision for losses                1,999         1,152     6,111       2,689
Acquisition fees on indirect
  finance receivables               4,797         4,018    12,352       9,234
Allowance related to receivables
  sold                             (4,517)                 (8,742)
Net charge-offs-indirect           (4,958)       (1,776)  (13,139)     (4,009)
Net charge-offs-other              (  166)       (  252)   (  406)     (1,068)
                                  -------       -------   -------     -------

Balance at end of period          $16,127       $16,176   $16,127     $16,176
                                  -------       -------   -------     -------
                                  -------       -------   -------     -------

NOTE 3 - SALE OF FINANCE RECEIVABLES

On December 21, 1995, the Company completed a sale of finance receivables to the AmeriCredit Automobile Receivables Trust 1995-B (the "1995-B Trust") and the issuance to investors of $65.0 million of automobile receivables-backed certificates of the 1995-B Trust. On March 4, 1996, the Company completed a sale of finance receivables to the AmeriCredit Automobile Receivables Trust 1996-A ("the 1996-A Trust") and the issuance to investors of $89.4 million of automobile receivables-backed certificates of the 1996-A Trust. The Company retained a subordinated interest in each of the Trusts. The 1995-B Trust and 1996-A Trust certificates have pass through interest rates of 6.10% and 5.70%, respectively. Financial Security Assurance Inc. ("FSA") issued financial guaranty insurance policies for the benefit of the investors.

The Company recognized a gain on the sale of finance receivables to each of the Trusts. The gains represent the difference between the sales proceeds, net of transaction costs, and the Company's net carrying value of the receivables sold, plus excess servicing (see Note 4).

NOTE 4 - EXCESS SERVICING RECEIVABLE

Excess servicing receivable represents the Company's subordinated interest in the Trusts, including excess servicing on the finance receivables sold to the Trusts. The excess servicing receivable is equal to the present value of estimated future collections and recoveries on the finance receivables sold to the Trusts, less the present value of required principal and interest payments to the investors, base servicing fees payable to the Company at an annualized rate of 2.5% of finance receivables serviced and certain other fees. The calculation of excess servicing includes estimates of future credit losses and prepayment rates for the remaining term of the finance receivables sold since these factors impact the amount and timing of future collections and recoveries on the pools of finance receivables. If future credit losses and prepayment rates exceed the Company's estimates, excess servicing receivable will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's estimates would result in additional servicing fee income. The excess servicing receivable is amortized using the interest method against realized excess servicing fee income.

Excess servicing receivable consists of the following (in thousands):

                                                   March 31,
                                                     1996
                                                   --------

Estimated future net cash flows before
  allowance for credit losses                      $ 38,645
Allowance for credit losses                         (14,846)
                                                   --------

Estimated future net cash flows                      23,799
Unamortized discount at 12%                         ( 2,846)
                                                   --------

                                                   $ 20,953
                                                   --------
                                                   --------

A summary of excess servicing receivable is as follows (in thousands):

                                 Three Months Ended   Nine Months Ended
                                     March 31,            March 31,
                                 ------------------   -----------------
                                       1996                1996
                                       ----                ----
Balance at beginning of period      $  9,243             $      0
Excess servicing related to
  receivables sold                    13,597               22,840
Amortization                          (1,887)              (1,887)
                                    --------             --------

Balance at end of period            $ 20,953              $20,953
                                    --------             --------
                                    --------             --------

NOTE 5 - DEBT

Automobile receivables-backed notes consist of the following (in thousands):

                                               March 31,     June 30,
                                                 1996          1995
                                                 ----          ----
  Series 1994-A notes, interest at 8.19%,
     collateralized by certain finance
     receivables in the principal amount
     of $18,036, final maturity in
     December 1999.                             $17,646       $35,350

  Series 1995-A notes, interest at 6.55%,
     collateralized by certain finance
     receivables in the principal
     amount of $66,756, final maturity
     in September 2000.                          65,390        99,170
                                               --------      --------

                                               $ 83,036      $134,520
                                               --------      --------
                                               --------      --------

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

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $150 million, subject to a defined borrowing base. The Company had $71,800,000 and $-0- outstanding under this facility as of March 31, 1996 and June 30, 1995, respectively. Borrowings under the credit agreement are collateralized by certain indirect finance receivables and bear interest, based upon the Company's option, at either the reference prime rate or various
market London Interbank Offered Rates plus 1.65%.   The Company is also required
to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement, which expires in October 1996, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock.

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


NOTE 7 - INCOME TAXES

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                    Three Months Ended     Nine Months Ended
                                         March 31,               March 31,
                                    ------------------     -----------------
                                    1996          1995     1996         1995
                                    ----          ----     ----         ----

U.S. statutory tax rate              35%           35%      35%          35%
Change in valuation allowance                     (35)                  (35)
Other                                 3                      2            1
                                    ----          ----     ----         ----

                                     38%            0%      37%           1%
                                    ----          ----     ----         ----
                                    ----          ----     ----         ----

At June 30, 1995, the Company has net operating loss carryforwards of approximately $45,000,000 for income tax reporting purposes which expire between 2007 and 2009 and an alternative minimum tax carryforward of $1,602,000 with no expiration date.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):
                                                Nine Months Ended
                                                     March 31,
                                               --------------------
                                                1996          1995
                                                ----          ----

Interest costs (none capitalized)              $9,551        $1,516
Income taxes                                   $1,229


During the nine months ended March 31, 1995, the Company sold certain property and equipment for cash and a note receivable of $184,000.

During the nine months ended March 31, 1995, a capital lease obligation of $564,000 was incurred when the Company entered into a lease for equipment.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1995

REVENUE:

The Company's average net owned and serviced finance receivables outstanding consisted of the following (in thousands):

                                          Three Months Ended
                                               March 31,
                                     ------------------------------
                                      1996                   1995
                                      ----                   ----

Indirect-owned                       $264,695              $156,072
Indirect-serviced                     112,387
                                     --------              --------

                                      377,082               156,072
Other                                     141                 4,655
                                     --------              --------

                                     $377,223              $160,727
                                     --------              --------
                                     --------              --------

The Company's finance charge income consisted of the following (in thousands):

                                       Three Months Ended
                                            March 31,
                               ------------------------------------
                                  1996                  1995
                                  ----                  ----
Indirect                       $12,647   100%         $8,055    98%
Other                                3     0%            182     2%
                               -------   ---          ------   ---

                               $12,650   100%         $8,237   100%
                               -------   ---          ------   ---
                               -------   ---          ------   ---

The increase in indirect finance charge income is due to growth of 70% in average net indirect-owned finance receivables outstanding. The Company purchased $122.7 million of indirect loans during the three months ended March 31, 1996, compared to $69.4 million during the three months ended March 31, 1995. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 48 branch offices as of March 31, 1996, compared to 26 as of

March 31, 1995. The decrease in other finance charge income is due to the ongoing liquidation of the related receivables portfolios.

The Company's effective yield on its finance receivables decreased to 19.2% from 20.8%.

Gain on sale of receivables resulted from the transfer of finance receivables to the AmeriCredit Automobile Receivables Trust 1996-A (the "1996-A Trust") in March 1996 and the issuance to investors of $89.4 million of automobile receivables-backed certificates of the Trust. The gain on sale of receivables represented 8.6% of the original certificate balance. The Company's issuances of automobile receivables-backed securities in the fiscal year ended June 30, 1995 were structured as debt issuances by subsidiaries of the Company and thus were accounted for as borrowings. Since the Company intends to structure future issuances of automobile receivables-backed securities in a manner which will result in the recognition of a gain on sale of receivables, the amount and timing of such future transactions will significantly impact the Company's earnings from quarter to quarter.

Servicing fee income represents the Company's base servicing fee, net excess servicing fees and other fees on finance receivables sold to the Trusts.

Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the three months ended March 31, 1996.

Other income for the three months ended March 31, 1996 and 1995 included $275,000 and $222,000, respectively, related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios.

COST AND EXPENSES:

Operating expenses as an annualized percentage of average net owned and serviced finance receivables outstanding decreased to 7.3% for the three months ended March 31, 1996 as compared to 9.4% for the three months ended March 31, 1995. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $3.2 million, or 85%, primarily due to the addition of branch offices and branch management and portfolio servicing staff.

The provision for losses increased to $1,999,000 as compared to $1,152,000. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense of $3,315,000 for the three months ended March 31, 1996 resulted from borrowings on the Company's bank line of credit and the issuance of $51 million and $99.2 million of automobile receivables-backed notes in December 1994 and June 1995, respectively. Interest expense of $1,424,000 for the three months ended March 31, 1995 resulted primarily from borrowings on the Company's bank line of credit and the issuance of $51 million of automobile receivables-backed notes in December 1994.

The provision for income taxes in the three months ended March 31, 1996 resulted primarily from amortization of the Company's deferred tax asset at the federal statutory income tax rate. In the fourth quarter of fiscal 1995, the Company recognized a deferred tax asset equal to the expected future tax savings from using its net operating loss carryforward and other future tax benefits. Based on the Company's trend of positive operating results since entering the indirect automobile finance business in September 1992 and future expectations, the Company determined that it was more likely than not that its net operating loss carryforward and other future tax benefits would be fully utilized prior to expiration of the carryforward periods. The deferred tax asset is being amortized through a non-cash income tax provision against the Company's earnings as the net operating loss carryforward and other future tax benefits are utilized. The Company will not pay regular federal income taxes until the net operating loss carryforward and other future tax benefits have been fully recovered. Prior to the fourth quarter of fiscal 1995, the Company had offset the deferred tax asset with a valuation allowance. Accordingly, there was no provision for federal income taxes in the three months ended March 31, 1995.

NINE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO
     NINE MONTHS ENDED MARCH 31, 1995

REVENUE:

The Company's average net owned and serviced finance receivables outstanding consisted of the following (in thousands):

                                    Nine Months Ended
                                         March 31,
                               ------------------------------
                                 1996                  1995
                                 ----                  ----

Indirect-owned                 $266,685              $117,630
Indirect-serviced                52,039
                               --------              --------

                                318,724               117,630
Other                               566                 8,443
                               --------              --------

                               $319,290              $126,073
                               --------              --------
                               --------              --------

The Company's finance charge income consisted of the following (in thousands):

                                       Nine Months Ended
                                           March 31,
                              ---------------------------------
                                  1996                1995
                                  ----                ----

Indirect                       $39,855  100%       $18,207   94%
Other                               24    0%         1,168    6%
                              --------  ---        -------  ---
                              $ 39,879  100%       $19,375  100%
                              --------  ---        -------  ---
                              --------  ---        -------  ---

The increase in indirect finance charge income is due to growth of 127% in average net indirect-owned finance receivables outstanding. The Company purchased $284.0 million of indirect loans during the nine months ended March 31, 1996, compared to $152.9 million during the nine months ended March 31, 1995. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The decrease in other finance charge income is due to the ongoing liquidation of the related receivables portfolios.

The Company's effective yield on its finance receivables decreased to 19.9% from 20.5%.

Gain on sale of receivables resulted from the transfers of finance receivables to the 1995-B and 1996-A Trusts and the issuance to investors of $154.4 million of automobile receivables-backed certificates of the Trusts in the nine months ended March 31, 1996.

Servicing fee income represents the Company's base servicing fee, net excess servicing fees and other fees on the finance receivables sold to the Trusts.

Investment income decreased as a result of lower average cash and cash equivalents and investment securities balances for the nine months ended March 31, 1996.

Other income for the nine months ended March 31, 1996 and 1995 included $275,000 and $614,000, respectively, related to the Company's participation in certain joint ventures which acquire and collect distressed receivables portfolios.


COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average net owned and serviced finance receivables outstanding decreased to 7.2% for the nine months ended March 31, 1996 as compared to 10.9% for the nine months ended March 31, 1995. The ratio improved as a result of the Company's ability to leverage its fixed overhead costs by growing its finance receivables portfolio. The dollar amount of operating expenses increased by $7.1 million, or 69%, primarily due to the addition of branch offices and branch management and portfolio servicing staff.

The provision for losses increased to $6.1 million as compared to $2.7 million. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense of $10.2 million for the nine months ended March 31, 1996 resulted from borrowings on the Company's bank line of credit and the issuance of $51 million and $99.2 million of automobile receivables-backed notes in December 1994 and June 1995, respectively. Interest expense of $1.8 million for the nine months ended March 31, 1995 resulted primarily from borrowings on the Company's bank line of credit and the issuance of $51 million of automobile receivables-backed notes in December 1994.

The provision for income taxes in the nine months ended March 31, 1996 resulted primarily from amortization of the Company's deferred tax asset at the federal statutory income tax rate. In the fourth quarter of fiscal 1995, the Company recognized a deferred tax asset equal to the expected future tax savings from using its net operating loss carryforward and other future tax benefits. Prior to the fourth quarter of fiscal 1995, the Company had offset the deferred tax asset with a vaulation allowance. Accordingly, there was no provision for federal income taxes in the nine months ended March 31, 1995.

FINANCE RECEIVABLES

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheet as a reserve against estimated future losses in the owned finance receivables portfolio. The Company typically purchases individual finance contracts with a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheet as an allowance for losses. The calculation of excess servicing receivable includes an allowance for estimated future losses over the remaining term of the finance receivables sold and serviced by the Company.

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

Net finance receivables represented 79.9% of the Company's total assets at March 31, 1996. The following table presents certain data related to the finance receivables portfolio (dollars in thousands):


                                                          March 31,
                                                            1996
                                    ------------------------------------------------------------
                                                           Total
                                    Indirect                Owned        Indirect       Total
                                     Owned       Other    Portfolio      Serviced      Portfolio
                                    --------     -----    ---------      --------      ---------

Gross finance receivables           $320,888     $  68     $320,956      $187,202      $508,158
Unearned finance charges
  and fees                           (53,357)       (2)     (53,359)      (32,222)      (85,581)
                                    --------     -----     --------      --------      --------

Finance receivables                  267,531        66      267,597      $154,980      $422,577
                                                                         --------      --------
                                                                         --------      --------

Allowance for losses                 (16,061)     ( 66)     (16,127)     $ 14,846 (1)
                                    --------     -----     --------      --------
                                                                         --------
  Finance receivables, net          $251,470      $  0     $251,470
                                    --------     -----     --------
                                    --------     -----     --------
Number of outstanding contracts       31,915                               18,726
                                    --------                              -------
                                    --------                              -------

Average amount of outstanding
  contract (principal amount)       $  8,383                              $ 8,276
  (in dollars)                      --------                              -------
                                    --------                              -------

Allowance for losses as a
  percentage of finance receivables
  (principal amount)                     6.0%                               9.6%
                                         ---                                ---
                                         ---                                ---


(1) The allowance for losses related to indirect-serviced finance receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

The following is a summary of total net indirect owned and serviced finance receivables which are more than 60 days delinquent (dollars in thousands):

                                                        March 31,
                                                  --------------------
                                                    1996         1995
                                                    ----         ----

Principal amount of delinquent contracts          $13,593      $ 3,454
                                                  -------      -------
                                                  -------      -------
Principal amount of delinquent contracts
  as a percentage of total net indirect
  owned and serviced finance receivables
  outstanding                                         3.2%         1.9%
                                                    -----        -----
                                                    -----        -----

The following table presents charge-off data with respect to the Company's total net owned and serviced indirect finance receivables portfolio (dollars in thousands):
                                    Three Months Ended      Nine Months Ended
                                        March 31,               March 31,
                                    --------------------   -------------------
                                     1996          1995      1996        1995
                                     ----          ----      ----        ----
 Net charge-offs:
  Indirect-owned                    $4,958        $1,776   $13,139      $4,009
  Indirect-serviced                    285                     319
                                    ------        ------   -------      ------

                                    $5,243        $1,776   $13,458      $4,009
                                    ------        ------   -------      ------
                                    ------        ------   -------      ------
  Net charge-offs as a percentage
  of average net owned and
  serviced indirect finance
  receivables outstanding              5.6%          4.7%      5.6%       4.5%
                                       ---           ---       ---        ---
                                       ---           ---       ---        ---

The Company recorded periodic provisions for losses as charges to operations of $1,999,000 and $6,111,000 for the three and nine month periods ended March 31, 1996, respectively. The provisions for losses were $1,129,000 and $2,579,000 for the three and nine month periods ended March 31, 1995, respectively. (Provisions for losses of $23,000 and $110,000 for the three and nine months periods ended March 31, 1995 were recorded with respect to other finance receivables). The increased loss provisions are a result of higher average net indirect-owned finance receivables outstanding.

The Company began its indirect automobile finance business in September 1992 and has grown its total net owned and serviced finance receivables portfolio to $422.5 million as of March 31, 1996. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                Nine Months Ended
                                                    March 31,
                                                1996          1995
                                                ----          ----

Operating activities                           $18,958       $ 9,960
Investing activities                           (48,576)      (92,222)
Financing activities                            12,888        66,527
                                               -------       -------

Net decrease in
  cash and cash equivalents                   ($16,730)     $(15,735)
                                               -------       -------
                                               -------       -------

In addition to the net decrease in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $3.4 million and $15.1 million for the nine months ended March 31, 1996 and 1995, respectively. Such amounts are included as investing activities in the above table.

The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit and the issuance of automobile receivables-backed securities.

In January 1996, the Company expanded the available borrowings under its bank credit agreement by $25 million to $150 million and extended the maturity date of the facility to October 31, 1996. The Company utilized the line of credit to fund its lending activities during the nine months ended March 31, 1996. A total of $71.8 million was outstanding under the line of credit as of March 31, 1996.

In December 1995 and March 1996, the Company completed the issuances of $65.0 and $89.4 million, respectively, of automobile receivables-backed certificates through the 1995-B and 1996-A Trusts, respectively. The certificates have pass through interest rates of 6.10% and 5.70%, respectively, and are rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard & Poor's Rating Services. Financial Security Assurance Inc. issued financial guaranty insurance policies for the benefit of the investors. The proceeds from the issuances of the certificates were used in each case to repay a portion of the borrowings then outstanding under the Company's bank line of credit.

The Company's primary use of cash has been purchases and originations of finance receivables. The Company purchased $284.0 million of finance contracts during the nine months ended March 31, 1996 requiring cash of $271.6 million, net of acquisition fees and other factors. The Company operated 48 branch offices and had a number of marketing representatives as of March 31, 1996. The Company plans to open two additional branches through the remainder of fiscal 1996 and 20 new branches in fiscal 1997. The Company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its indirect automobile finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,164,500 shares at an aggregate purchase price of $21,212,000 had been purchased pursuant to this program through March 31, 1996.

As of March 31, 1996, the Company had $8.4 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $78.2 million under its bank line of credit. The Company estimates that it will require additional external capital for the remainder of fiscal 1996 and fiscal 1997 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect automobile lending business, capital expenditures, additional common stock repurchases and other costs and expenses.

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

               Not Applicable

     Item 5.   OTHER INFORMATION

               Not Applicable

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (A)  Exhibits:

                    10.1 - Pooling and Servicing Agreement Relating to AmeriCredit Automobile Receivables Trust 1996-A, dated February 12, 1996, among AmeriCredit
                    Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank.

                    11.1 - Statement Re Computation of Per Share
                    Earnings

                    27.1 - Financial Data Schedule

               (b)  Reports on Form 8-K

                    The Company did not file any reports on Form

                    8-K during the quarterly period ended March 31, 1996.

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






                                                  AmeriCredit Corp.
                                        -------------------------------------
                                                    (Registrant)


Date:  May 14, 1996                By:         /s/  Daniel E. Berce
                                        -------------------------------------
                                                     (Signature)

                                        Daniel E. Berce
                                        Chief Financial Officer