Form 10-K405
period 1996-06-30
AMERICREDIT CORP
filed 1996-09-25
CIK 804269

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                  For the fiscal year ended June 30, 1996
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ---------------- to ----------------
                                      Commission file number 1-10667

                           --------------------------

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

       Registrant's telephone number, including area code: (817) 332-7000
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                   NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                                    WHICH REGISTERED
- -------------------------------------------------------------------------------  -----------------------------
Common Stock, $.01 par value                                                        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__    No _____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of 24,452,995 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 18, 1996 was approximately $431,106,302. For purposes of this computation, all officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

    There were 28,340,491 shares of Common Stock, $.01 par value outstanding as of September 18, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's Annual Report to Shareholders for the year ended June 30, 1996 ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               AMERICREDIT CORP.

                              INDEX TO FORM 10-K

ITEM                                                             PAGE
 NO.                                                              No.
- ----------------------------------------------------------------------
                                    PART I

1. Business                                                         4
2. Properties                                                      17
3. Legal Proceedings                                               18
4. Submission of Matters to a Vote of Security Holders             18

                                    PART II

5. Market for Registrant's Common Equity and Related Stockholder
      Matters                                                      19
6. Selected Financial Data                                         19
7. Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                   19
8. Financial Statements and Supplementary Data                     19
9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                     19

                                 PART III

10. Directors and Executive Officers of the Registrant             20
11. Executive Compensation                                         20
12. Security Ownership of Certain Beneficial Owners and
       Management                                                  20
13. Certain Relationships and Related Transactions                 20

                                  PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K                                                    21

                                 SIGNATURES                        22

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

On July 22, 1992, the Company formed a subsidiary, AmeriCredit Financial Services, Inc. ("AFSI"), a Delaware corporation, to engage in the indirect automobile finance business. AFSI began operating in the indirect automobile finance business in September 1992. Through AFSI's branch offices and marketing representatives, the Company serves as a source for franchised and independent dealers to finance their customers' purchases of primarily used automobiles. The Company targets consumers who are typically unable to obtain financing from traditional sources. Sales finance contracts originated by dealers which conform to the Company's credit policies are purchased by the Company, generally for a non-refundable acquisition fee and without recourse to the dealer. These consumer finance loans typically range in amount from $9,000 to $15,000, with repayment terms usually ranging from 42 to 60 months. Funding for the Company's operations is obtained through the use of bank lines of credit and the issuance of automobile receivables-backed securities. The Company services its loan portfolio at facilities located in Fort Worth, Texas and Tempe, Arizona using automated loan servicing and collection systems.

From April 1993 through January 1995, the Company, through another subsidiary, financed insurance premiums for consumers purchasing automobile insurance through independent insurance agents. The Company curtailed its activities in this business in order to concentrate its resources on the core indirect automobile finance business.

The Company previously operated a chain of "we finance" used car retail lots in Texas, selling used cars and typically financing sales to customers. However, in connection with a restructuring during the year ended June 30, 1993, the Company withdrew from the retail used car sales business effective December 31, 1992.

INDIRECT AUTOMOBILE FINANCE OPERATIONS

TARGET MARKET. The Company's indirect lending programs are designed to serve consumers who have limited access to traditional automobile financing. The Company's typical borrower may have had previous financial difficulties, but is now attempting to re-establish credit, or may not yet have an established credit history. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at rates which are higher than those charged by traditional automobile financing sources. The Company also expects to sustain a higher level of credit losses than that experienced by traditional automobile financing sources since the Company provides financing in a relatively high risk market.

DEALER RELATIONSHIPS. When buying a car, consumers are customarily directed to a dealer's finance and insurance department to finalize their purchase agreement and review potential financing sources. If the consumer elects to pursue financing at a dealer, an application is taken for submission to the dealer's financing sources. The dealers are generally familiar with the lending policies of their financing sources and develop both traditional and secondary financing sources. In the event that a consumer may not qualify for traditional automobile financing, a dealer typically submits such buyer's application to one or more secondary financing sources, such as the Company, for approval and purchase.

Since the Company is an indirect lender, the Company's financing programs are marketed directly to dealers rather than to consumers. The marketing process involves personal contacts with the owners, general managers and finance managers of the dealers and distribution of the Company's promotional materials. The Company also establishes relationships with dealers through referrals from other participating dealers.

The Company has established relationships with a variety of automobile dealers located in the markets in which the Company has branch offices or marketing representatives. While the Company occasionally finances purchases of new cars, a large majority of the Company's finance receivables are originated in connection with consumers' purchases of used cars. Of the finance contracts purchased by the Company during the year ended June 30, 1996, approximately 77% were originated by manufacturer-franchised dealers with used car operations and 23% by independent dealers specializing in used car sales. The Company purchased contracts from 3,262 dealers during the year ended June 30, 1996. No dealer accounted for more than 10% of the total volume of contracts purchased by the Company for the year ended June 30, 1996.

Prior to entering into a relationship with a dealer, the Company evaluates the dealer's operating history. The quality of the credit applications submitted by the dealer for review and the performance of contracts purchased from a dealer are continually monitored to determine the viability of the Company's relationship with the dealer. Dealer relationships are maintained through frequent contacts by the Company's representatives and by providing a high level of service, including prompt and consistent credit application processing, timely contract funding and competitive financing terms and fees.

Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. To mitigate the Company's risk from potential credit losses, the Company charges the dealers an acquisition fee when purchasing finance contracts. Such acquisition fees are negotiated with dealers on a contract-by-contract basis and are usually non-refundable. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon such representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

BRANCH OFFICES. The Company's branch offices are responsible for solicitation and development of dealer relationships and execution of credit decisions. Branch locations are typically staffed by a branch manager, an assistant manager, and one or more dealer and customer service representatives. Larger branches may also have an additional assistant manager and/or a dealer marketing representative. Branch managers are compensated with base salaries, annual incentives based on overall branch performance and stock option grants. The branch managers report to a regional vice president.

The Company's regional vice presidents monitor branch office compliance with the Company's underwriting guidelines. The Company's automated application processing system and loan accounting system provide the regional vice presidents access to credit application information enabling them to consult with the branch managers on day to day credit decisions and review and approve exceptions to the Company's underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews. The regional vice presidents report to senior vice presidents who in turn report to the Executive Vice President and Director of Consumer Finance Operations.

As of June 30, 1996, the Company operated 51 branch offices in 26 states. The Company has branch offices in the following locations:

   STATE                         CITY
   -----                         ----
 Arizona                       Phoenix
 California                    San Jose
                               San Francisco
                               Concord
                               Fresno
                               Los Angeles
                               San Diego
                               Stockton
 Colorado                      Colorado Springs
                               Denver
 Florida                       Tampa
                               Ft. Lauderdale
                               Jacksonville
                               Orlando
 Georgia                       Atlanta (2)
 Illinois                      Chicago (3)
 Indiana                       Indianapolis
 Kentucky                      Louisville
 Maryland                      Baltimore
 Massachusetts                 Boston
 Michigan                      Detroit
 Missouri                      Kansas City
                               St. Louis
 Nevada                        Las Vegas
 New Jersey                    Marlton
 New Mexico                    Albuquerque
 North Carolina                Charlotte
                               Raleigh-Durham

 STATE                         CITY
 -----                         ----
 Ohio                          Columbus
                               Cleveland
                               Cincinnati
                               Akron
 Oklahoma                      Oklahoma City
 Oregon                        Portland
 Pennsylvania                  Pittsburgh
 South Carolina                Greenville
                               Charleston
 Tennessee                     Nashville
                               Memphis
 Texas                         Dallas-Fort Worth
                               Houston
                               San Antonio
 Utah                          Salt Lake City
 Virginia                      Vienna
                               Newport News
                               Norfolk
                               Richmond
 Washington                    Seattle

The Company selects markets for branch office locations based upon the availability of qualified branch managers and evaluation of regulatory, competitive and demographic factors. Branch offices are typically situated in office buildings which are accessible to local automobile dealers.

MARKETING REPRESENTATIVES. The Company's marketing representatives are responsible for solicitation and development of dealer relationships in existing branch territories and in markets where the Company does not have a branch presence. Unlike the Company's branch managers, the marketing representatives do not have credit authority. Credit applications solicited by marketing representatives located in teritories where the Company does not have a branch presence are underwritten at a central purchasing office in Dallas-Fort Worth, Texas.

FINANCE CONTRACT ACQUISITION. The Company purchases individual finance contracts through its branch offices based on a decentralized credit approval process tailored to local market conditions. The Company's central purchasing office operates in a manner similar to the branch office network.

All credit extensions are executed at the branch level. Each branch manager has a specific credit authority based upon their experience and historical loan portfolio results and credit scoring parameters. Extensions of credit outside these limits are reviewed and approved by a regional vice president. Although the credit approval process is decentralized, all credit decisions are guided by the Company's credit scoring strategies and overall credit and underwriting policies and procedures.

The Company has implemented a credit scoring system across its branch network to support the branch level credit approval process. The credit scoring system was developed with the assistance of Fair Isaac & Co., Inc. from the Company's loan origination and portfolio databases.
Credit scoring is used to prioritize applications for processing and to tailor loan pricing and structure to an empirical assessment of credit risk. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk.
Adverse determinations at the branch level in evaluating finance contracts for purchase could adversely affect the credit quality of the Company's loan portfolio.

Loan application packages completed by prospective obligors are received via facsimile at the branch offices from dealers. Application data is entered into the Company's automated application processing system. A credit bureau report is automatically generated and a credit score is computed. Depending on the credit quality of the applicant, a customer service representative may then investigate the residence, employment and credit history of the applicant or forward the application package directly to the branch manager. In either case, the Company's credit policy requires investigation of all applications prior to loan funding. The branch manager reviews the application package and determines whether to approve the application, approve the application subject to conditions that must be met, or deny the application. The branch manager considers many factors in arriving at a credit decision, including the applicant's credit score, capacity to pay, stability, character and intent to pay, the contract terms, and collateral value. In certain cases, a regional vice president may review and approve the branch manager's credit decision. The Company estimates that approximately 55% of applicants are denied credit by the Company typically because of their credit histories or because their income levels are not sufficient to support the proposed level of monthly car payments. Dealers are contacted regarding credit decisions by telefax and/or telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

Once a credit approval has been received from the Company and any other financing sources to which the application package was submitted, the dealer selects a financing source. The ability of the financing source to provide a rapid credit decision and the amount of the contract fees and customer advance are of primary importance to the dealer in choosing a financing source.

Completed loan packages are sent by the dealers to the branch office. Loan terms and insurance coverages are generally reverified with the consumer by branch personnel and the loan packages are forwarded to the Company's centralized loan services department where the package is scanned to create an electronic copy. Key original documents are stored in a fire-proof vault and the loan packages are further processed in an electronic environment. The loans are reviewed for proper documentation and regulatory compliance and are entered into the Company's loan accounting system. A daily loan report is generated for a final review by consumer finance operations management. Once cleared for funding by consumer finance operations management, the loan services department issues a check to the dealer. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. All of the Company's finance contracts are fully amortizing with substantially equal monthly installments. Consumers receive monthly billing statements from the Company directing them to remit payments to the Company's lockbox bank for deposit into the Company's lockbox account. Payment receipt data is electronically transferred to the Company by its lockbox bank for posting to the loan accounting system. All payment processing and customer account maintenance is performed centrally by the loan services department.

COLLECTIONS AND REPOSSESSIONS. Collection activity on finance contracts is performed centrally at the Company's Fort Worth, Texas and Tempe, Arizona collection facilities. The Company believes that centralization of collections activities creates a more efficient process through the
use of technology and employment of economies of scale.   The Company's
collection personnel ("collectors") follow standardized collection policies and procedures. Collectors monitor the finance receivables portfolio through a computer assisted collection system and typically take action on delinquencies within a few days after delinquency occurs.

A collector's action is usually telephone contact with the consumer utilizing the Company's automated predictive dialing system. This system dials multiple telephone numbers simultaneously based upon parameters set by management. When a telephone connection is made, the call is routed to a collector and the delinquent consumer's account information is displayed on the collector's computer terminal. The collector then attempts to work out the delinquency with the consumer.

If a consumer is delinquent in their payment obligations, the Company's policy is to work out suitable payment arrangements with the consumer. However, if the consumer becomes seriously delinquent or deals in bad faith with the Company, the Company may ultimately have to repossess the consumer's automobile and generally will take prompt action to do so. Repossessions are handled by independent repossession firms engaged by the Company. Repossessions must be approved by a collection officer.

The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed automobile, and return of personal items to the consumer. In some jurisdictions, the Company must provide the consumer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company's ability to dispose of the repossessed vehicle.

Upon repossession and after any prescribed waiting period, the repossessed automobile is typically sold at auction. The proceeds from the sale of the automobile at auction and any other recoveries are credited against the balance of the finance contract. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the finance contract, and the resulting deficiencies are charged-off against the Company's allowance for losses. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

INSURANCE AND OTHER PRODUCTS. The Company requires all consumers to obtain or provide evidence that they carry current comprehensive and collision insurance. Through a third party administrator, the Company tracks the insurance status of each finance contract and sends notices to consumers when collateral becomes uninsured. If no action is taken by the consumer to insure the collateral, continuing efforts are made to persuade the consumer to comply with the insurance requirements of the finance contract. Although it has the right, the Company rarely repossesses a vehicle due to it being uninsured. The Company also does not typically force place insurance coverage and add the premium to the consumer's obligation, although it has the right to do so under the terms of the finance contracts.

In the event that the consumer fails to maintain insurance as required by the finance contract, the Company may be adversely affected in its ability to realize auction proceeds from the sale of repossessed vehicles if the vehicle collateralizing the finance contract has been damaged or stolen. Further, uninsured damage or theft of the vehicles serving as collateral under the finance contracts can be expected to result in higher rates of default by consumers.

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

RISK MANAGEMENT. With its decentralized credit approval process, the Company has developed procedures to evaluate and supervise the operations of each branch office. The Company's centralized risk management department is responsible for monitoring the origination process and supporting the supervisory role of consumer finance operations management. This group tracks key variables via databases that contain loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also reviews the performance of the Company's credit scoring system and is involved with third party vendors in the development of new credit scorecards for the Company. The residual value of the collateral underlying the Company's loan portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data is used for evaluating collateral disposition activities as well as for reserve analysis models.

The risk management department prepares a periodic credit indicator package reviewing portfolio performance at various levels of detail including total company, branch and dealer. A sample of loans underwritten by each branch are reviewed periodically to audit compliance with policies and procedures. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to constantly refine the structure and mix of new loan production. Projected portfolio returns are reviewed on a consolidated basis, as well as at the branch, dealer and transaction levels. While the Company's risk management department is designed to minimize the risks inherent in the decentralized credit approval process, the risk of adverse finance contract purchases by the branch network cannot be eliminated.

TRADE NAMES

The Company has obtained federal trademark protection for the "AmeriCredit" name and the logo that incorporates the "AmeriCredit" name.

COMPETITION

The Company encounters strong competition in its segment of the market from other local, regional and national consumer finance companies, some of which have access to greater financial resources than the Company.
As an indirect lender, the Company's financing programs are marketed directly to automobile dealers rather than consumers. The Company believes that there are numerous competitors providing, or capable of providing, financing through dealers for purchases of automobiles. Many of these competitors have long standing relationships with dealers. The principal competitive factors affecting a dealer's decision to offer finance contracts for sale to a particular financing source are the level of service including promptness and consistency of credit application processing, the timeliness of contract funding, the competitiveness of financing terms and fees and the financial stability of the funding source.

The Company plans to expand its indirect automobile finance business by adding additional branch offices and expanding loan production capacity at existing branches. The success of this strategy is dependent upon the Company's ability to hire and retain qualified branch managers and other personnel and develop relationships with more dealers. The Company confronts intense competition in attracting key personnel and establishing relationships with dealers. Dealers often already have favorable secondary financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's markets may result in a reduction in the contract fees that the Company charges dealers or a decrease in contract acquisition volume, which would adversely affect the Company's profitability.

Because the Company's target market consists of consumers who generally have limited access to traditional automobile financing sources, the Company usually does not compete directly with banks, savings and loans, credit unions, the manufacturers' captive finance companies and other traditional sources of consumer credit. However, there can be no assurance that traditional financial institutions will not, in the future, become more active in providing financing to the Company's targeted customer base.

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

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring model used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

The dealers who originate automobile loans purchased by the Company also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with such statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on the Company.

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

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other theories of liability, usury, wrongful repossession, fraud and discriminatory treatment of credit applicants. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. Management believes that the Company has taken prudent steps to address the litigation risks associated with its business activities. However, there can be no assurance that the Company will be able to successfully defend against all such consumer claims, or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company's indirect automobile finance business.

EMPLOYEES

At June 30, 1996, the Company employed 447 persons.

EXECUTIVE OFFICERS

The following sets forth certain data concerning the executive officers of the Company, all of whom are elected on an annual basis.

         Name           Age               Position
         ----           ---               --------
Clifton H. Morris, Jr.  61       Chairman of the Board, Chief
                                   Executive Officer and
                                   President

 Michael R. Barrington     37    Executive Vice President and
                                   Chief Operating Officer of
                                   the Company; President and
                                   Chief Operating Officer of
                                   AFSI

Daniel E. Berce            42    Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer

Chris A. Choate            33    Vice President, General
                                   Counsel and Secretary

Edward H. Esstman          55    Senior Vice President and
                                   Chief Credit Officer of the
                                   Company; Executive Vice
                                   President, Director of
                                   Consumer Finance Operations
                                   of AFSI

Cheryl L. Miller            32   Senior Vice President,
                                   Director of Collections and
                                   Customer Service of AFSI

Michael T. Miller           35   Senior Vice President,
                                   Director of Risk
                                   Management, Credit Policy
                                   and Planning and Chief of
                                   Staff of AFSI

Preston A. Miller            32  Vice President and Controller

CLIFTON H. MORRIS, JR. has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to the present. Mr. Morris is also a director of Service Corporation International, a publicly held company which owns and operates funeral homes and related businesses.

MICHAEL R. BARRINGTON has been President and Chief Operating Officer of AFSI since AFSI's formation in July 1992. Mr. Barrington has also been Executive Vice President and Chief Operating Officer of the Company since November 1994 and Vice President of the Company from May 1991 until November 1994.

DANIEL E. BERCE is a certified public accountant and has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1994 and Vice President, Chief Financial Officer and Treasurer of the Company from May 1991 until November 1994.

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

CHERYL L. MILLER has been Senior Vice President, Collections and Customer Service of AFSI since March 1996 and Vice President, Collections and Customer Service of AFSI from October 1994 until March 1996. From May 1994 until October 1994, Ms. Miller acted in other management capacities for AFSI. Prior to that, Ms.Miller was with Ford Motor Credit Company, most recently as customer service supervisor of the Dallas branch.

MICHAEL T. MILLER has been Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff of AFSI since November 1994 and Vice President, Risk Management, Credit Policy and Planning of AFSI from AFSI's formation in July 1992 until November 1994. From May 1991 until July 1992, Mr. Miller was Manager of Credit Analysis of the Company.

PRESTON A. MILLER has been Vice President and Controller of the Company since November 1994 and was Controller of the Company from September 1989 until November 1994.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 200 Bailey Avenue, Fort Worth, Texas, in a 43,000 square foot building purchased by the Company in February 1994. This building is utilized by the Company for loan servicing, branch support and administrative activities. The building has not been pledged as collateral for any outstanding debt.

All of the Company's branch office facilities are leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

The Company also leases 25,000 square feet of office space in Tempe, Arizona under a ten year agreement with renewal options that commenced in July 1996. This facility is used for loan servicing activities.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, the Company is named as defendant in legal proceedings. These cases include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company is a defendant has been brought as a putative class action and is pending in federal district court in Connecticut. A class has yet to be certified in this case and the Company's motion to dismiss is presently pending. In the opinion of management, resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 1996.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company has never paid cash dividends on its common stock. The Company's bank line of credit contains certain restrictions on the payment of dividends. While the Company has an accumulated deficit at June 30, 1996, the Company presently intends to retain future earnings, if any, for purposes of funding operations.

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

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of June 30, 1996 and 1995.

    Consolidated Income Statements for the years ended June 30, 1996, 1995 and 1994.

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

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

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 24 through 27.

(4) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 1996.

                                   AmeriCredit Corp.

                                   BY:   /s/ Clifton H. Morris, Jr.
                                         ----------------------------------
                                         Clifton H. Morris, Jr.
                                         Chairman of the Board, Chief
                                         Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                        TITLE                    DATE
 ---------                        -----                    ----

/s/ Clifton H. Morris, Jr.    Chairman of the Board,       September 23, 1996
- ----------------------------  Chief Executive Officer
Clifton H. Morris, Jr.        and President


/s/ Daniel E. Berce           Executive Vice President,    September 23, 1996
- ----------------------------  Chief Financial Officer
Daniel E. Berce               and Treasurer and Director


/s/ Michael R. Barrington     Executive Vice President,    September 23, 1996
- ----------------------------  Chief Operating Officer
Michael R. Barrington         and Director


/s/ Edward H. Esstman         Senior Vice President,       September 23, 1996
- ----------------------------  Chief Credit Officer and
Edward H. Esstman             Director


/s/ James H. Greer            Director                     September 23, 1996
- ----------------------------
James H. Greer


/s/ Gerald W. Haddock         Director                     September 23, 1996
- ----------------------------
Gerald W. Haddock


/s/ Douglas K. Higgins        Director                     September 23, 1996
- ----------------------------
Douglas K. Higgins

/s/ Kenneth H. Jones, Jr.     Director                    September 23, 1996
- ----------------------------
Kenneth H. Jones, Jr.

                               INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

 Exhibit
 Number                           Description
- ---------                         -----------

    *3.1 -- Articles of Incorporation of the Company, filed May
            18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)
    *3.2 -- Amendment to Articles of Incorporation, filed October
            18, 1989 (Exhibit 3.2)
   ##3.3 -- Articles of Amendment to Articles of Incorporation of
            the Company, filed November 12, 1992 (Exhibit 3.3) *3.4 -- Bylaws of the Company (Exhibit 3.4)
    #4.1 -- Specimen stock certificate evidencing the Common
            Stock (Exhibit 4.1)
   *10.1 -- 1989 Stock Option Plan for Non-Employee Directors of
            the Company (Exhibit 10.4)
   *10.2 -- 1989 Stock Option Plan (with Stock Appreciation
            Rights) for the Company (Exhibit 10.5)
  **10.3 -- Amendment No. 1 to the 1989 Stock Option Plan (with
            Stock Appreciation Rights) for the Company (Exhibit
            4.6)
   *10.4 -- 1987 Incentive Stock Option Plan for the Company
            (Exhibit 10.6)
 ***10.5 -- 1990 Stock Option Plan for Non-Employee Directors of
            the Company (Exhibit 10.14)
   #10.6 -- 1991 Key Employee Stock Option Plan of the Company
            (Exhibit 10.10)
   #10.7 -- 1991 Non-employee Director Stock Option Plan of the
            Company (Exhibit 10.11)
   #10.8 -- Executive Employment Agreement, dated January 30,
            1991, between the Company and Clifton H. Morris, Jr.
            (Exhibit 10.18)
   #10.9 -- Executive Employment Agreement, dated January 30,
            1991, between the Company and Michael R. Barrington
            (Exhibit 10.19)
  #10.10 -- Executive Employment Agreement, dated January 30,
            1991 between the Company and Daniel E. Berce (Exhibit
            10.20)

 ##10.11 -- Executive Employment Agreement, dated May 20, 1993, between the Company and Edward H. Esstman (Exhibit
            10.18)
###10.12 -- Indenture, dated December 1, 1994, between
            AmeriCredit Receivables Finance Corp. and LaSalle National Bank (Exhibit 10.1)
###10.13 -- Sale and Servicing Agreement, dated December 1, 1994, between AmeriCredit Receivables Finance Corp., AmeriCredit Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank (Exhibit 10.2)
  ^10.14 -- Indenture, dated June 1, 1995, between AmeriCredit
            Receivables Finance Corp. 1995-A and LaSalle National Bank (Exhibit 10.15)
  ^10.15 -- Sale and Servicing Agreement, dated June 1, 1995, between AmeriCredit Receivables Finance Corp. 1995-A, AmeriCredit Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank (Exhibit 10.16)
  ^10.16 -- Restated Revolving Credit Agreement, dated June 2,
            1995, between AmeriCredit Corp. and subsidiaries and First Interstate Bank of Texas, N.A., Bank One,
            Texas, N.A., LaSalle National Bank, The Daiwa Bank, Ltd., Harris Trust and Savings Bank, and Comerica
            Bank - Texas (Exhibit 10.17)
 ^^10.17 -- 1995 Omnibus Stock and Incentive Plan for AmeriCredit
            Corp.
^^^10.18 -- Pooling and Servicing Agreement relating to
            AmeriCredit Automobile Receivables Trust 1995-B, dated November 20, 1995, among AmeriCredit Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank (Exhibit 10.1)
  %10.19 Pooling and Servicing Agreement relating to AmeriCredit Automobile Receivables Trust 1996-A, dated February 12, 1996, among AmeriCredit Financial Services, Inc., AmeriCredit Receivables Corp. and LaSalle National Bank (Exhibit 10.1)
 %%10.20 Pooling and Servicing Agreement relating to AmeriCredit Automobile Receivables Trust 1996-B, dated April 30, 1996, among AmeriCredit Financial Services, Inc., AFS Funding Corp. and LaSalle National Bank (Exhibit 4.1)
%%%10.21 -- 1996 Limited Stock Option Plan for AmeriCredit Corp.
  @11.1 --  Statement Re Computation of Per Share Earnings

                               INDEX TO EXHIBITS
                                  (Continued)

   @13.1 -- 1996 Annual Report to Shareholders of the Company
   @21.1 -- Subsidiaries of the Company
   @23.1 -- Consent of Coopers & Lybrand
   @27.1 -- Financial Data Schedule
- -------------------------------------------------------------------------------
*   Incorporated by reference to the exhibit shown in
    parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and
    Exchange Commission.
**  Incorporated by reference to the exhibit shown in
    parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and
    Exchange Commission.
*** Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Annual Report on Form
    10-K for the year ended June 30, 1990 filed by the Company with the Securities and Exchange Commission.
#   Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Annual Report on Form
    10-K for the year ended June 30, 1991 filed by the Company with the Securities and Exchange Commission.
##  Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Annual Report on Form
    10-K for the year ended June 30, 1993 filed by the Company with the Securities and Exchange Commission.
### Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Quarterly Report on
    Form 10-Q for the quarterly period ended December 31, 1994 filed by the Company with the Securities and Exchange
    Commission.
^   Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Annual Report on Form
    10-K for the year ended June 30, 1995 filed by the Company with the Securities and Exchange Commission.
^^  Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1995 filed by the Company with the Securities and Exchange Commission.
^^^ Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Quarterly Report on
    Form 10-Q for the quarterly period ended December 31, 1995 filed by the Company with the Securities and Exchange
    Commission.
%   Incorporated by reference to the exhibit shown in
    parenthesis included in the Company's Quarterly Report on
    Form 10-Q for the quarterly period ended March 31, 1996
    filed by Company with the Securities and Exchange
    Commission.
%%  Incorporated by reference to the exhibit shown in
    parenthesis included in Form 8-K, dated May 16, 1996, filed by the AmeriCredit Automobile Receivables Trust 1996-B with the Securities and Exchange Commission.
%%% Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1996 filed by the Company with the Securities and Exchange Commission.
@   Filed herewith.