Form 10-Q
period 1996-09-30
AMERICREDIT CORP
filed 1996-11-14
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    ---------------------

Commission file number                      1-10667
                       ----------------------------------------------------


                              AmeriCredit Corp.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Texas                                         75-2291093
   -------------------------------                        -------------------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)


                 200 Bailey Avenue, Fort Worth, Texas   76107
                 --------------------------------------------
                  (Address of principal executive offices)
                                  (Zip Code)

                               (817) 332-7000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

There were 28,454,907 shares of common stock, $.01 par value outstanding as of November 1, 1996.

                               AMERICREDIT CORP.

                              INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements                                      Page
                                                                            ----

                  Consolidated Balance Sheets -
                  September 30, 1996 and June 30, 1996. . . . . . . . . . .   3

                  Consolidated Income Statements -
                  Three Months Ended September 30,
                  1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .   4

                  Consolidated Statements of
                  Cash Flows - Three Months Ended
                  September 30, 1996 and 1995 . . . . . . . . . . . . . . .   5

                  Notes to Consolidated Financial
                  Statements. . . . . . . . . . . . . . . . . . . . . . . .   6

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . .   8

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  15

SIGNATURE         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                        PART I - FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                             September 30,     June 30,
ASSETS                                           1996            1996
                                                 ----            ----
  Cash and cash equivalents                    $  5,921       $  2,145
  Investment securities                           6,503          6,558
  Finance receivables, net                      248,270        250,484
  Excess servicing receivable                    42,656         33,093
  Restricted cash                                31,168         15,304
  Property and equipment, net                     8,357          7,670
  Deferred income taxes                           5,494          9,995
  Other assets                                    5,090          4,910
                                               --------       --------
      Total assets                             $353,459       $330,159
                                               --------       --------
                                               --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Bank line of credit                        $109,800       $ 86,000
    Automobile receivables-backed notes          54,431         67,847
    Notes payable                                   326            418
    Accrued taxes and expenses                   20,030         12,669
                                               --------       --------
      Total liabilities                         184,587        166,934
                                               --------       --------

  Shareholders' equity:
    Common stock, $.01 par value
    per share; 120,000,000 shares
    authorized; 32,832,193 and
    32,640,963 shares issued                        331            326
    Additional paid-in capital                  191,962        190,005
    Retained earnings (deficit)                   2,839         (5,233)
                                               --------       --------
                                                195,132        185,098
    Treasury stock, at cost
      (4,435,683 and 4,120,483 shares)          (26,260)       (21,873)
                                               --------       --------

      Total shareholders' equity                168,872        163,225
                                               --------       --------
    Total liabilities and shareholders'
      equity                                   $353,459       $330,159
                                               --------       --------
                                               --------       --------


                    The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                         Consolidated Income Statements
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                   1996          1995
                                                   ----          ----
Revenue:
  Finance charge income                        $    10,764      $    13,377
  Gain on sale of receivables                       12,590
  Servicing fee income                               3,643
  Investment income                                    468              281
  Other income                                         330              265
                                               -----------      -----------

                                                    27,795           13,923
                                               -----------      -----------

Costs and expenses:
  Operating expenses                                 9,827            4,904
  Provision for losses                               1,617            1,967
  Interest expense                                   3,226            3,114
                                               -----------      -----------

                                                    14,670            9,985
                                               -----------      -----------

Income before income taxes                          13,125            3,938

Provision for income taxes                           5,053            1,418
                                               -----------      -----------

  Net income                                   $     8,072      $     2,520
                                               -----------      -----------
                                               -----------      -----------

Earnings per share                             $       .27      $       .08
                                               -----------      -----------
                                               -----------      -----------

Weighted average shares
  and share equivalents                         30,118,939       31,223,551
                                               -----------      -----------
                                               -----------      -----------

                     The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
                    Consolidated Statements of Cash Flows
                      (Unaudited, Dollars in Thousands)

                                                       Three Months Ended
                                                          September 30,
                                                     -----------------------
                                                        1996          1995
                                                     ---------      --------
Cash flows from operating activities:
  Net income                                         $   8,072      $  2,520
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                        433           384
      Provision for losses                               1,617         1,967
      Deferred income taxes                              4,501         1,395
      Gain on sale of receivables                      (12,590)
      Amortization of excess servicing receivable        5,493
      Changes in assets and liabilities:
        Other assets                                      (180)          277
        Accrued taxes and expenses                       7,361          (335)
                                                     ---------      --------

Net cash provided by operating
  activities                                            14,707         6,208
                                                     ---------      --------

Cash flows from investing activities:
  Purchases and originations of finance
    receivables                                       (172,549)      (70,808)
  Principal collections and recoveries on
    finance receivables                                 18,727        26,184
  Net proceeds from sale of receivables                151,953
  Purchases of property and equipment                   (1,120)         (370)
  Proceeds from maturities of investment
    securities                                              55         2,163
  Increase in restricted cash                          (15,864)       (2,659)
                                                     ---------      --------

Net cash used by investing activities                  (18,798)     ( 45,490)
                                                     ---------      --------

Cash flows from financing activities:
  Borrowings on bank line of credit                    142,800        41,300
  Payment on bank line of credit                      (119,000)
  Payments on automobile
    receivables-backed notes                           (13,416)     ( 17,311)
  Payments on notes payable                                (92)          (72)
  Purchase of treasury stock                            (4,387)       (1,983)
  Proceeds from issuance of common stock                 1,962           674
                                                     ---------      --------

Net cash provided by financing activities                7,867        22,608
                                                     ---------      --------

Net increase (decrease) in cash and cash
  equivalents                                            3,776       (16,674)

Cash and cash equivalents at beginning of period         2,145        18,314
                                                     ---------      --------

Cash and cash equivalents at end of period           $   5,921      $  1,640
                                                     ---------      --------
                                                     ---------      --------

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

The consolidated financial statements as of September 30, 1996 and for the periods ended September 30, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1996 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                            September 30,      June 30,
                                                1996            1996
                                            -------------     --------

Gross finance receivables                     $313,797        $315,552

Less unearned finance charges and fees         (52,929)        (51,466)
                                              --------        --------

Principal amount of finance receivables        260,868         264,086

Less allowance for losses                      (12,598)        (13,602)
                                              --------        --------

Finance receivables, net                      $248,270        $250,484
                                              --------        --------
                                              --------        --------

A summary of the allowance for losses is as follows (in thousands):

                                                 Three Months Ended
                                                    September 30,
                                               --------------------
                                                 1996         1995
                                                 ----         ----

Balance at beginning of period                 $13,602       $19,951
Provision for losses                             1,617         1,967
Acquisition fees                                 6,572         3,885
Allowance related to receivables sold           (4,442)
Net charge-offs-indirect                        (4,751)       (3,593)
Net charge-offs-other                                            (36)
                                               -------       -------

Balance at end of period                       $12,598       $22,174
                                               -------       -------
                                               -------       -------


NOTE 3 - EXCESS SERVICING RECEIVABLE

As of September 30, 1996 and June 30, 1996, the Company was servicing $381,057,000 and $259,895,000, respectively, of automobile sales finance contracts which have been sold to certain special purpose financing trusts (the "Trusts").

Excess servicing receivable consists of the following (in thousands):

                                             September 30,   June 30,
                                                 1996          1996
                                             -------------   --------
Estimated future net cash flows before
   allowance for credit losses                 $ 84,372      $ 63,457
Allowance for credit losses                     (36,295)      (25,616)
                                               --------      --------

Estimated future net cash flows                  48,077        37,841
Unamortized discount at 12%                      (5,421)       (4,748)
                                               --------      --------
                                               $ 42,656      $ 33,093
                                               --------      --------
                                               --------      --------

A summary of excess servicing receivable is as follows (in thousands):

                                         Three Months Ended
                                           September 30,
                                         -------------------
                                               1996
                                               ----

Balance at beginning of period               $ 33,093
Excess servicing related to
   receivables sold                            15,056
Amortization                                   (5,493)
                                             --------

Balance at end of period                     $ 42,656
                                             --------
                                             --------


NOTE 4 - DEBT

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $150 million, subject to a defined borrowing base. Aggregate borrowings of $109,800,000 and $86,000,000 were outstanding as of September 30, 1996 and June 30, 1996, respectively. Borrowings under the credit agreement are collateralized by certain indirect finance receivables and bear interest, based upon the Company's option, at either the prime rate (8.25% as of September 30, 1996) or various market London Interbank Offered Rates ("LIBOR") plus 1.65%. The Company is also required to pay an annual commitment fee equal to 3/8% of the unused portion of the credit agreement. The credit agreement contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock.

In October 1996, the Company entered into a restated revolving credit agreement with the banks, expanding the available borrowings to $240 million and reducing the interest rate to LIBOR plus 1.55% and the annual commitment fee to 1/4%. The restated credit agreement expires in October 1997.







Automobile receivables-backed notes consist of the following (in thousands):

                                               September 30     June 30
                                                   1996           1996
                                               ------------     -------
  Series 1994-A notes, interest at 8.19%,
     collateralized by certain finance
     receivables in the principal amount
     of $10,311, final maturity in
     December 1999.                               $10,186       $13,671

  Series 1995-A notes, interest at 6.55%,
     collateralized by certain finance
     receivables in the principal
     amount of $45,204, final maturity
     in September 2000.                            44,245        54,176
                                                  -------       -------

                                                  $54,431       $67,847
                                                  -------       -------
                                                  -------       -------


NOTE 5 - INCOME TAXES

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                                    Three Months Ended
                                                       September 30,
                                                  ---------------------
                                                   1996           1995
                                                  -------       -------
U.S. statutory tax rate                              35.0%         35.0%
Other                                                 3.5           1.0
                                                  -------       -------

                                                     38.5%         36.0%
                                                  -------       -------
                                                  -------       -------


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                  ---------------------
                                                   1996           1995
                                                  -------       -------
Interest costs (none capitalized)                 $ 2,995       $ 2,875
Income taxes                                            4            33

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since September 1992, the Company has been in the business of purchasing and servicing automobile sales finance contracts originated by franchised and independent dealers. Finance receivables originated in this business are referred to as indirect receivables. Finance receivables originated in businesses previously operated by the Company are referred to as other receivables.

Indirect owned finance receivables represent finance contracts held in the Company's loan portfolio. The Company earns finance charge income on these finance receivables. When indirect finance receivables are sold to special purpose financing trusts (the "Trusts") in automobile receivables-backed securities transactions, the Company recognizes a gain on sale of receivables and continues to service such finance receivables. Indirect serviced finance receivables represent finance contracts sold with servicing retained by the Company. The Company earns servicing fee income for acting as servicer of these finance receivables.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO
    THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUE:

The Company's average net owned and serviced finance receivables outstanding consisted of the following (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                 ----------------------
                                                    1996         1995
                                                 --------      --------

Indirect owned                                   $218,667      $264,277
Indirect serviced                                 362,748
                                                 --------      --------

                                                  581,415       264,277
Other                                                             1,000
                                                 --------      --------

                                                 $581,415      $265,277
                                                 --------      --------
                                                 --------      --------

Total average net owned and serviced finance receivables outstanding increased by 119% as a result of higher loan purchase volume. The Company purchased $175.9 million of indirect loans during the three months ended September 30, 1996, compared to $74.7 million during the three months ended September 30, 1995. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 60 branch offices as of September 30, 1996, compared to 35 as of September 30, 1995.

The Company's finance charge income consisted of the following (in thousands):

                                       Three Months Ended
                                          September 30,
                                     ---------------------
                                       1996          1995
                                     -------       -------

Indirect                             $10,764       $13,362
Other                                                   15
                                     -------       -------

                                     $10,764       $13,377
                                     -------       -------
                                     -------       -------

The decrease in finance charge income is due to a reduction of 17% in average net indirect owned finance receivables outstanding. Prior to December 1995, all of the finance contracts purchased by the Company were held as indirect owned finance receivables in the Company's loan portfolio. The Company began selling finance receivables to the Trusts in December 1995, reducing average indirect owned finance receivables with corresponding increases in average indirect serviced finance receivables. The Company's effective yield on its owned finance receivables decreased to 19.5% from 20.0%.

Gain on sale of receivables of $12.6 million in the three months ended September 30, 1996 resulted from the sale of $155.2 million of finance receivables to the Trusts. The gain on sale of receivables amounted to 8.1% of the sales proceeds. The Company did not sell any finance receivables to the Trusts during the three months ended September 30, 1995.

Servicing fee income of $3.6 million in the three months ended September 30, 1996 represents net excess servicing fees and the Company's base servicing fees and other fees earned for acting as servicer of the finance receivables sold to the Trusts.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average net owned and serviced finance receivables outstanding decreased to 6.7% for the three months ended September 30, 1996 as compared to 7.3% for the three months ended September 30, 1995. The ratio improved as a result of economies of scale realized from a growing finance receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $4.9 million, or 100%, primarily due to the addition of branch offices and branch management and loan processing and servicing staff.

The provision for losses decreased to $1.6 million as compared to $2.0 million. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense increased to $3.2 million for the three months ended September 30, 1996 from $3.1 million for the three months ended September 30, 1995 due to the higher debt levels necessary to fund the Company's increased loan origination volume. Average debt outstanding was $163.3 million and $144.9 million for the three months ended September 30, 1996 and 1995, respectively. The Company's effective rate of interest paid on its debt decreased to 7.8% from 8.5%.

The Company's effective income tax rate increased to 38.5% in the three months ended September 30, 1996 from 36.0% in the three months ended September 30, 1995 due to a larger portion of the Company's income being generated in states which have higher tax rates.

FINANCE RECEIVABLES

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheets as a reserve against estimated future losses in the indirect owned finance receivables portfolio. The Company typically purchases individual finance contracts for a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for losses. The calculation of excess servicing receivable includes an allowance for estimated future losses over the remaining term of the finance receivables sold to the Trusts and serviced by the Company.

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

The following table presents certain data related to the finance receivables portfolio (dollars in thousands):

                                                    September 30,
                                                        1996
                                        ---------------------------------------
                                        Indirect      Indirect          Total
                                          Owned       Serviced        Portfolio
                                        --------      --------        ---------

Gross finance receivables               $313,797      $460,798        $ 774,595
Unearned finance charges and fees        (52,929)      (79,741)        (132,670)
                                        --------      --------        ---------

Finance receivables                      260,868      $381,057        $ 641,925
                                                      --------        ---------
                                                      --------        ---------

Allowance for losses                     (12,598)     $ 36,295 (1)    $  48,893
                                        --------      --------        ---------
                                                      --------        ---------

  Finance receivables, net              $248,270
                                        --------
                                        --------

Number of outstanding contracts           28,492        41,576           70,068
                                        --------      --------        ---------
                                        --------      --------        ---------

Average amount of outstanding
  contract (principal amount)
  (in dollars)                          $  9,156      $  9,165        $   9,161
                                        --------      --------        ---------
                                        --------      --------        ---------

Allowance for losses as a percentage
  of finance receivables                     4.8%          9.5%             7.6%
                                        --------      --------        ---------
                                        --------      --------        ---------

(1) The allowance for losses related to indirect serviced finance receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

The following is a summary of net indirect owned and serviced finance receivables which are more than 60 days delinquent (dollars in thousands):


                                                        September 30,
                                                        -------------
                                                    1996            1995
                                                    ----            ----

Delinquent contracts                              $22,446          $8,421
Delinquent contracts as a percentage
  of net indirect owned and serviced
  finance receivables                                 3.5%            2.9%

The following table presents charge-off data with respect to the Company's net indirect owned and serviced finance receivables portfolio (dollars in thousands):

                                                     Three Months Ended
                                                        September 30,
                                                    --------------------
                                                    1996            1995
                                                    ----            ----
Net charge-offs:
  Indirect owned                                   $4,751          $3,593
  Indirect serviced                                 3,287
                                                   ------          ------

                                                   $8,038          $3,593
                                                   ------          ------
                                                   ------          ------

Net charge-offs as an annualized percentage of
  average net indirect owned and serviced
  finance receivables outstanding                     5.5%            5.4%
                                                   ------          ------
                                                   ------          ------

The Company recorded periodic provisions for losses as charges to operations of $1,617,000 and $1,967,000 for the three months ended September 30, 1996 and 1995, respectively. The decreased loss provisions are a result of lower average net indirect owned finance receivables outstanding.

The Company began its indirect automobile finance business in September 1992 and the Company has grown its net owned and serviced finance receivables portfolio to $641.9 million as of September 30, 1996. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures and its finance receivables growth rate moderates. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                        Three Months Ended
                                           September 30,
                                      ------------------------
                                      1996                1995
                                      ----                ----

Operating activities               $ 14,707            $  6,208
Investing activities                (18,798)            (45,490)
Financing activities                  7,867              22,608
                                   ---------           ---------
Net increase (decrease) in
 cash and cash equivalents         $  3,776            $(16,674)
                                   ---------           ---------
                                   ---------           ---------

In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $55,000 and $2,163,000 for the three months ended September 30, 1996 and 1995, respectively. Such amounts are included as investing activities in the above table.

The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit and the issuance of automobile receivables-backed securities.

In October 1996, the Company expanded its line of credit arrangement with a group of banks to provide for available borrowings of $240 million and extended the maturity of the facility to October 1997. The Company utilizes the line of credit to fund its daily lending activities and operations. A total of $109.8 million was outstanding under the line of credit as of September 30, 1996.

In August 1996, the Company completed its sixth automobile receivables-backed securities transaction with the issuance of $175 million of automobile receivables-backed securities through the AmeriCredit Automobile Receivables Trust 1996-C. The proceeds from the transaction were used to repay a portion of the borrowings then outstanding under the Company's bank line of credit.

The Company's primary use of cash has been purchases and originations of finance receivables. The Company purchased $175.9 million of finance contracts during the three months ended September 30, 1996 requiring cash of $172.5 million, net of acquisition fees and other factors. The Company operated 60 branch offices and had a number of marketing representatives as of September 30, 1996. The Company plans to open twenty-one additional branches in the remainder of fiscal 1997. The Company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its indirect automobile finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.3 million had been purchased pursuant to this program through September 30, 1996.

As of September 30, 1996, the Company had $12.4 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $130.2 million under its bank line of credit. The Company estimates that it will require additional external capital for the remainder of fiscal 1997 in addition to these existing capital resources and collections and recoveries on its finance receivables portfolio in order to fund expansion of its indirect automobile lending business, capital expenditures, additional common stock purchases and other costs and expenses.

The Company anticipates that such funding will be in the form of additional automobile receivables-backed securities transactions, implemention of other warehouse financing facilities and issuance of other debt securities. There can be no assurance that funding will be available to the Company through these sources, or if available, that it will be on terms acceptable to the Company.

Since the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of other debt, fluctuations in interest rates impact the Company's profitability. The Company uses several strategies to minimize the risk of interest rate fluctuations including the use of hedging instruments and the regular sale of finance receivables to the Trusts. There can be no assurance that these strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company' profitability.

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

                  Not Applicable

       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits:


                      11.1 - Statement Re Computation of Per Share Earnings

                      27.1 - Financial Data Schedule

                  (b) Reports on Form 8-K

                      The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         AmeriCredit Corp.
                                 ---------------------------------
                                           (Registrant)


Date:  November 13, 1996   By:         /s/  Daniel E. Berce
                                 ---------------------------------
                                           (Signature)

                                 Daniel E. Berce
                                 Chief Financial Officer