Form 10-Q
period 1996-12-31
AMERICREDIT CORP
filed 1997-02-14
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number                      1-10667
                      ---------------------------------------------------------

                                AmeriCredit Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Texas                                    75-2291093
   -------------------------------                 ---------------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)


                 200 Bailey Avenue, Fort Worth, Texas   76107
-------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                    (Zip Code)

                                (817) 332-7000
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

There were 29,107,032 shares of common stock, $.01 par value outstanding as of January 31, 1997.

                               AMERICREDIT CORP.


                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION


     Item 1. Financial Statements                                    Page
                                                                     ----
          Consolidated Balance Sheets -
          December 31, 1996 and June 30, 1996 ......................   3

          Consolidated Income Statements -
          Three Months and Six Months Ended
          December 31, 1996 and 1995 ...............................   4

          Consolidated Statements of Cash Flows -
          Six Months Ended December 31, 1996 and 1995 ..............   5

          Notes to Consolidated Financial
          Statements ...............................................   6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations .............................  12

Part II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote
             of Security Holders ...................................  26

     Item 6. Exhibits and Reports on Form 8-K ......................  26

SIGNATURE ..........................................................  29

                        PART I - FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

                              AMERICREDIT CORP.
                        Consolidated Balance Sheets
                     (Unaudited, Dollars in Thousands)

                                              December 31,      June 30,
ASSETS                                            1996            1996
                                              ------------      --------
  Cash and cash equivalents                     $  5,091        $  2,145
  Investment securities                            6,503           6,558
  Finance receivables, net                       227,800         250,484
  Excess servicing receivable                     59,780          33,093
  Restricted cash                                 46,327          15,304
  Property and equipment, net                      9,818           7,670
  Deferred income taxes                              287           9,995
  Goodwill                                         7,305
  Other assets                                     6,971           4,910
                                                --------        --------

       Total assets                             $369,882        $330,159
                                                --------        --------
                                                --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
     Bank line of credit                        $114,900        $ 86,000
     Mortgage warehouse facility                   3,573
     Automobile receivables-backed notes          40,543          67,847
     Notes payable                                 1,520             418
     Accrued taxes and expenses                   22,064          12,669
                                                --------        --------

       Total liabilities                         182,600         166,934
                                                --------        --------

  Shareholders' equity:
     Common stock, $.01 par value
     per share; 120,000,000 shares
     authorized; 33,372,236 and
     32,640,963 shares issued                        336             326
     Additional paid-in capital                  201,169         190,005
     Retained earnings (deficit)                  12,037          (5,233)
                                                --------        --------

                                                 213,542         185,098
     Treasury stock, at cost
       (4,435,683 and 4,120,483 shares)          (26,260)        (21,873)
                                                --------        --------

       Total shareholders' equity                187,282         163,225
                                                --------        --------

     Total liabilities and shareholders'
       equity                                   $369,882        $330,159
                                                --------        --------
                                                --------        --------

                  The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
                        Consolidated Income Statements
           (Unaudited, Dollars in Thousands, Except Per Share Data)

                               Three Months Ended       Six Months Ended
                                   December 31,            December 31,
                              ----------------------  ----------------------
                                 1996        1995        1996        1995
                              ----------  ----------  ----------  ----------

Revenue:
   Finance charge income         $10,739     $13,852     $21,503     $27,229
   Gain on sale of receivables    15,561       5,621      28,151       5,621
   Servicing fee income            4,599         215       8,242         215
   Investment income                 684         275       1,152         556
   Other income                      292         298         622         563
                              ----------  ----------  ----------  ----------

                                  31,875      20,261      59,670      34,184
                              ----------  ----------  ----------  ----------

Costs and expenses:
   Operating expenses             11,920       5,538      21,747      10,442
   Provision for losses            1,614       2,145       3,231       4,112
   Interest expense                3,386       3,748       6,612       6,862
                              ----------  ----------  ----------  ----------

                                  16,920      11,431      31,590      21,416
                              ----------  ----------  ----------  ----------

Income before income taxes        14,955       8,830      28,080      12,768

Provision for income taxes         5,757       3,244      10,810       4,662
                              ----------  ----------  ----------  ----------

   Net income                    $ 9,198     $ 5,586     $17,270     $ 8,106
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------

Earnings per share               $   .30     $   .18     $   .57     $   .26
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------

Weighted average shares
  and share equivalents       30,678,189  31,120,461  30,420,676  31,130,423
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------

                  The accompanying notes are an integral part of these consolidated financial statements

                             AMERICREDIT CORP.
                   Consolidated Statements of Cash Flows
                      (Unaudited, Dollars in Thousands)

                                                          Six Months Ended
                                                            December 31,
                                                      -----------------------
                                                         1996          1995
                                                      ---------     ---------
Cash flows from operating activities:
  Net income                                          $  17,270     $   8,106
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           904           778
    Provision for losses                                  3,231         4,112
    Deferred income taxes                                10,682         4,126
    Gain on sale of receivables                         (27,851)       (5,621)
    Amortization of excess servicing receivable          12,117
    Changes in assets and liabilities:
      Other assets                                       (2,134)       (1,068)
      Accrued taxes and expenses                          9,195           713
                                                      ---------     ---------
Net cash provided by operating
 activities                                              23,414        11,146
                                                      ---------     ---------
Cash flows from investing activities:
  Purchases and originations of auto
   receivables                                         (354,448)     (155,427)
  Purchases and originations of
   mortgage receivables                                  (7,748)
  Principal collections and recoveries on
   auto receivables                                      36,147        51,748
  Net proceeds from sale of auto receivables            332,982        64,556
  Net proceeds from sale of mortgage receivables          4,839
  Purchases of property and equipment                    (1,641)       (1,266)
  Proceeds from disposition of property and
   equipment                                                 17             4
  Proceeds from maturities of investment
   securities                                                55         2,987
  Increase in restricted cash                           (31,023)       (2,373)
                                                      ---------     ---------
Net cash used by investing activities                   (20,820)      (39,771)
                                                      ---------     ---------
Cash flows from financing activities:
  Borrowings on bank line of credit                     304,400       116,500
  Payments on bank line of credit                      (275,500)      (61,900)
  Net increase in mortgage warehouse facility               264
  Payments on automobile
   receivables-backed notes                             (27,304)      (35,159)
  Payments on notes payable                                (221)         (146)
  Purchase of treasury stock                             (4,387)       (8,059)
  Proceeds from issuance of common stock                  3,100         1,539
                                                      ---------     ---------
Net cash provided by financing activities                   352        12,775
                                                      ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                              2,946       (15,850)

Cash and cash equivalents at beginning of period          2,145        18,314
                                                      ---------     ---------
Cash and cash equivalents at end of period            $   5,091     $   2,464
                                                      ---------     ---------
                                                      ---------     ---------

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

The consolidated financial statements as of December 31, 1996 and for the periods ended December 31, 1996 and 1995 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1996 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                      December 31,    June 30,
                                          1996          1996
                                          ----          ----

Auto receivables                        $233,792      $264,086

Less allowance for losses                (12,173)      (13,602)
                                        --------      --------

                                         221,619       250,484

Mortgage receivables                       6,181
                                        --------      --------

Finance receivables, net                $227,800      $250,484
                                        --------      --------
                                        --------      --------

A summary of the allowance for losses is as follows (in thousands):

                                      Three Months Ended   Six Months Ended
                                          December 31,       December 31,
                                      ------------------   ------------------
                                       1996        1995     1996      1995
                                       ----        ----     ----      ----

Balance at beginning of period        $12,598    $22,174   $13,602   $19,951

Provision for losses                    1,614      2,145     3,231     4,112

Acquisition fees                        6,237      3,670    12,809     7,555

Allowance related to receivables
  sold                                 (3,962)    (4,225)   (8,404)   (4,225)

Net charge-offs-auto receivables       (4,314)    (4,588)   (9,065)   (8,181)

Net charge-offs-other                               (204)               (240)
                                      -------    -------   -------   -------

Balance at end of period              $12,173    $18,972   $12,173   $18,972
                                      -------    -------   -------   -------
                                      -------    -------   -------   -------


NOTE 3 - EXCESS SERVICING RECEIVABLE

As of December 31, 1996 and June 30, 1996, the Company was servicing $527,924,000 and $259,895,000, respectively, of automobile sales finance contracts which have been sold to certain special purpose financing trusts (the "Trusts").

Excess servicing receivable consists of the following (in thousands):

                                           December 31,      June 30,
                                               1996            1996
                                           ------------      --------

Estimated future net cash flows before
   allowance for credit losses               $116,037        $ 63,457
Allowance for credit losses                   (49,313)        (25,616)
                                             --------        --------

Estimated future net cash flows                66,724          37,841
Unamortized discount at 12%                    (6,944)         (4,748)
                                             --------        --------

                                             $ 59,780        $ 33,093
                                             --------        --------
                                             --------        --------

A summary of excess servicing receivable is as follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                     December 31,           December 31,
                                  ------------------    ------------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Balance at beginning of period    $42,656     $    0    $ 33,093    $     0

Excess servicing related to
   receivables sold                23,748      9,243      38,804      9,243

Amortization                       (6,624)         0     (12,117)         0
                                  -------     ------    --------    -------

Balance at end of period          $59,780     $9,243    $ 59,780    $ 9,243
                                  -------     ------    --------    -------
                                  -------     ------    --------    -------

NOTE 4 - ACQUISITION

In November 1996, the Company acquired Rancho Vista Mortgage Corporation ("RVMC"), a California corporation, which originates and sells home equity mortgage loans in 17 states. The purchase price of $7,100,000 consisted of 400,000 shares of common stock. The acquisition has been accounted for as a purchase and the excess of the purchase price over net assets acquired was assigned to goodwill. The results of operations of RVMC have been included in the consolidated financial statements since the acquisition date. In January 1997, RVMC changed its name to Americredit Corporation of California and now operates under the name AmeriCredit Mortgage Services.


NOTE 5 - DEBT

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $240 million, subject to a defined borrowing base. Aggregate borrowings of $114,900,000 and $86,000,000 were outstanding as of December 31, 1996 and June 30, 1996, respectively. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate (8.25% as of December 31, 1996) or various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in October 1997, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock.

On February 4, 1997, the Company completed a private placement of $125 million of 9 1/4% Senior Notes due 2004. Interest on the notes is payable semi-annually, commencing in August 1997. The notes, which are unsecured, may be redeemed at the option of the Company after February 2001 at a premium declining to par in February 2003. The Indenture pursuant to which the notes were issued contains restrictions including limitations on the Company's ability to incur additional indebtedness other than certain secured indebtedness, pay cash dividends and repurchase common stock.

On February 6, 1997, the Company entered into a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Borrowings under the facility will be collateralized by certain mortgage receivables and will bear interest, based upon the Company's option, at either the prime rate or various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1998.

Automobile receivables-backed notes consist of the following (in thousands):

                                               December 31,   June 30,
                                                   1996         1996
                                               ------------   --------
  Series 1994-A notes, interest at 8.19%,
     collateralized by certain auto
     receivables in the principal amount
     of $7,605, final maturity in
     December 1999.                              $ 6,833       $13,671

  Series 1995-A notes, interest at 6.55%,
     collateralized by certain auto
     receivables in the principal
     amount of $36,642, final maturity
     in September 2000.                           33,710        54,176
                                                 -------       -------

                                                 $40,543       $67,847
                                                 -------       -------
                                                 -------       -------

NOTE 6 - INCOME TAXES

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                  Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                  ------------------       ----------------
                                  1996         1995        1996       1995
                                  -----        -----       -----      -----
U.S. statutory tax rate           35.0%        35.0%       35.0%      35.0%
Other                              3.5          1.7         3.5        1.5
                                  ----         ----        ----       ----

                                  38.5%        36.7%       38.5%      36.5%
                                  ----         ----        ----       ----
                                  ----         ----        ----       ----

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):
                                                  Six Months Ended
                                                    December 31,
                                                --------------------
                                                 1996          1995
                                                ------        ------
Interest costs (none capitalized)               $6,456        $6,369
Income taxes                                       228           898

During the six months ended December 31, 1996, the Company entered into capital lease obligations of $1,258,000 for the purchase of certain equipment.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates earnings and cash flow primarily through the purchase, retention, securitization and servicing of automobile receivables. The Company purchases contracts from franchised and select independent dealerships. To fund the acquisition of receivables prior to securitization, the Company utilizes borrowings under its bank line of credit. The Company generates finance charge income on its owned receivables pending securitization and pays interest expense on borrowings under its bank line of credit.

The Company sells receivables to securitization trusts ("Trusts") or special purpose finance subsidiaries that, in turn sell asset-backed securities to investors. By securitizing these receivables, the Company is able to lock in the gross interest rate spread between the yield on such receivables and the interest rate paid on the asset-backed securities. The Company recognizes a gain on the sale of the receivables to the Trusts which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. Monthly excess cash flow distributions are received from the Trusts resulting from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of losses and expenses.

The Company typically begins to receive excess cash flow distributions approximately five to seven months after the receivables are securitized, although these time periods may be shorter or longer depending upon the structure of the securitization. Prior to such time as the Company begins to receive excess cash flow, excess cash flow is utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company to protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flow is distributed to the Company. In addition to excess cash flow, the Company earns base servicing fees of between 2.25% and 2.50% per annum of the outstanding principal balance of receivables securitized.

In November 1996, the Company acquired Rancho Vista Mortgage Company ("RVMC"), which originates and sells home equity mortgage loans in 17 states. The name of RVMC has been changed to Americredit Corporation of California. The acquisition has been accounted for as a purchase and the results of operations for RVMC have been included in the consolidated financial statements since the acquisition date. Receivables originated in this business are referred to as mortgage receivables. Such receivables are generally packaged and sold to investors for cash on a servicing released, whole-loan basis. The Company recognizes a gain at the time of sale.

While the Company has been primarily involved in the above activities since September 1992, the Company had previously operated in other businesses. For purposes of the following discussion, receivables originated in businesses previously operated by the Company are referred to as other receivables and revenue earned therein is referred to as other finance charge income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO
     THREE MONTHS ENDED DECEMBER 31, 1995

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                           Three Months Ended
                                                December 31,
                                           --------------------
                                             1996        1995
                                             ----        ----

Auto:
  Owned                                    $215,644    $277,222
  Serviced                                  486,087      34,836
                                           --------    --------

                                            701,731     312,058
Mortgage                                      4,753
Other                                                       533
                                           --------    --------

                                           $706,484    $312,591
                                           --------    --------
                                           --------    --------


Average managed receivables outstanding increased by 126% as a result of higher loan purchase volume. The Company purchased $183.5 million of auto loans during the three months ended December 31, 1996, compared to purchases of $86.6 million during the three months ended December 31, 1995. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 66 auto lending branch offices as of December 31, 1996, compared to 42 as of December 31, 1995.

The Company purchased $7.7 million of mortgage loans from the date of acquisition of RVMC through December 31, 1996.

The Company's finance charge income consisted of the following (in thousands):

                                           Three Months Ended
                                                December 31,
                                           --------------------
                                             1996        1995
                                             ----        ----

Auto                                       $ 10,708    $ 13,846
Mortgage                                         31
Other                                                         6
                                           --------    --------

                                           $ 10,739    $ 13,852
                                           --------    --------
                                           --------    --------

The decrease in finance charge income is due to a reduction of 22% in average auto receivables outstanding for the three months ended December 31, 1996 versus the three months ended December 31, 1995. Prior to December 1995, all of the auto finance contracts purchased by the Company were held as owned auto receivables on the Company's consolidated balance sheets. The Company began selling finance receivables to the Trusts in December 1995, reducing average owned receivables with corresponding increases in average serviced receivables.

The Company's effective yield on its owned auto receivables decreased to 19.7% from 19.8%.

The gain on sale of receivables consists of the following (in thousands):

                                           Three Months Ended
                                                December 31,
                                           --------------------
                                             1996        1995
                                             ----        ----

Auto                                        $15,261     $ 5,621
Mortgage                                        300
                                            -------     -------

                                            $15,561     $ 5,621
                                            -------     -------
                                            -------     -------


The increase in gain on sale of auto receivables resulted from the sale of $190.4 million of receivables in the three months ended December 31, 1996 as compared to $65.0 million of receivables sold in the three months ended December 31, 1995. The gains amounted to 8.0% and 8.6% of the sales proceeds for the three months ended December 31, 1996 and 1995, respectively.

The gain on sale of mortgage receivables resulted from the sale of $4.8 million of mortgage receivables.

Servicing fee income increased to $4,599,000, or 3.8% of average serviced receivables, for the three months ended December 31, 1996 as compared to $215,000, or 2.4% of average serviced receivables, for the three months ended December 31, 1995. Servicing fee income represents net excess servicing fees, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables for the three months ended December 31, 1996 compared to the three months ended December 31, 1995.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 6.7% (6.5% excluding operating expenses of $350,000 related to the mortgage business) for the three months ended December 31, 1996 as compared to 7.0% for the three months ended December 31, 1995. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $6.4 million, or 115%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses decreased to $1.6 million for the three months ended December 31, 1996 as compared to $2.1 million for the three months ended December 31, 1995. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense decreased to $3.4 million for the three months ended December 31, 1996 from $3.7 million for the three months ended December 31, 1995 due to lower debt levels and effective rates of interest. Average debt outstanding was $169.3 million and $171.3 million for the three months ended December 31, 1996 and 1995, respectively. The Company's effective rate of interest paid on its debt decreased to 7.9% from 8.7%.

The Company's effective income tax rate increased to 38.5% for the three months ended December 31, 1996 from 36.7% for the three months ended December 31, 1995 due to a larger portion of the Company's income being generated in states which have higher tax rates.

SIX MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO
     SIX MONTHS ENDED DECEMBER 31, 1995

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                            Six Months Ended
                                               December 31,
                                           --------------------
                                              1996        1995
                                              ----        ----

Auto:
  Owned                                    $217,156    $268,571
  Serviced                                  424,366      19,906
                                           --------    --------

                                            641,522     288,477
Mortgage                                      4,753
Other                                                       774
                                           --------    --------

                                           $646,275    $289,251
                                           --------    --------
                                           --------    --------

Average managed receivables outstanding increased by 123% as a result of higher loan purchase volume. The Company purchased $359.4 million of auto loans during the six months ended December 31, 1996, compared to purchases of $161.3 million during the six months ended December 31, 1995. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 66 auto lending branch offices as of December 31, 1996, compared to 42 as of December 31, 1995.

The Company purchased $7.7 million of mortgage loans from the date of acquisition of RVMC through December 31, 1996.

The Company's finance charge income consisted of the following (in thousands):

                                            Six Months Ended
                                               December 31,
                                           --------------------
                                              1996        1995
                                              ----        ----

Auto                                       $ 21,472    $ 27,208
Mortgage                                         31
Other                                                        21
                                           --------    --------

                                           $ 21,503    $ 27,229
                                           --------    --------
                                           --------    --------

The decrease in finance charge income is due to a reduction of 19% in average owned auto receivables outstanding for the six months ended December 31, 1996 versus the six months ended December 31, 1995. Prior to December 1995, all of the auto finance contracts purchased by the Company were held as owned auto receivables on the Company's consolidated balance sheets. The Company began selling auto receivables to the Trusts in December 1995, reducing average owned receivables with corresponding increases in average serviced receivables.

The Company's effective yield on its owned auto finance receivables decreased to 19.6% from 20.1%.

The gain on sale of receivables consists of the following (in thousands):

                                            Six Months Ended
                                               December 31,
                                           --------------------
                                              1996        1995
                                              ----        ----

Auto                                         $27,851    $ 5,621
Mortgage                                         300
                                             -------    -------

                                             $28,151    $ 5,621
                                             -------    -------
                                             -------    -------


The increase in gain on sale of auto receivables resulted from the sale of $345.6 million of receivables in the six months ended December 31, 1996 as compared to $65.0 million of receivables sold in the six months ended December 31, 1995. The gains amounted to 8.1% and 8.6% of the sales proceeds for the six months ended December 31, 1996 and 1995, respectively.

The gain on sale of mortgage receivables resulted from the sale of $4.8 million of mortgage receivables.

Servicing fee income increased to $8.2 million, or 3.9% of average serviced receivables, for the six months ended December 31, 1996 as compared to $215,000, or 2.4% of average serviced receivables, for the six months ended December 31, 1995. Servicing fee income represents net excess servicing fees, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables for the six months ended December 31, 1996 compared to the six months ended December 31, 1995.


COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 6.7% (6.6% excluding operating expenses of $350,000 related to the mortgage business) for the six months ended December 31, 1996 as compared to 7.2% for the six months ended December 31, 1995. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $11.3 million, or 108%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses decreased to $3.2 million for the six months ended December 31, 1996 as compared to $4.1 million for the six months ended December 31, 1995. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense decreased to $6.6 million for the six months ended December 31, 1996 from $6.9 million for the six months ended December 31, 1995 due to lower effective rates of interest. Average debt outstanding was $165.7 million and $158.2 million for the six months ended December 31, 1996 and 1995, respectively. The Company's effective rate of interest paid on its debt decreased to 7.9% from 8.6%.

The Company's effective income tax rate increased to 38.5% for the six months ended December 31, 1996 from 36.5% for the six months ended December 31, 1995 due to a larger portion of the Company's income being generated in states which have higher tax rates.

FINANCE RECEIVABLES

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheets as a reserve against estimated future losses in the owned auto receivables portfolio. The Company typically purchases individual automobile finance contracts for a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for losses. The calculation of excess servicing receivable includes an allowance for estimated future losses over the remaining term of the auto receivables sold to the Trusts and serviced by the Company.

The Company sells the mortgage receivables for cash on a servicing released, whole-loan basis. Such receivables are generally held by the Company for less than 90 days. Accordingly, no allowance for losses is provided by the Company for the mortgage receivables.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collections information, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the periodic provision for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for accurately estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                       December 31,
                                                          1996
                                        -------------------------------------------
                                                               Balance
                                          Auto                   Sheet       Auto        Total
                                         Owned     Mortgage      Total     Serviced    Portfolio
                                        --------   --------    --------    --------    ---------
Principal amount of receivables         $233,792    $ 6,181    $239,973    $527,924     $767,897
                                                                           --------     --------
                                                                           --------     --------
Allowance for losses                     (12,173)               (12,173)   $(49,313)(1) $(61,486)
                                        --------    -------    --------    --------     --------
                                                                           --------     --------
  Finance receivables, net              $221,619    $ 6,181    $227,800
                                        --------    -------    --------
                                        --------    -------    --------

Number of outstanding contracts           25,015         65                  55,324       80,339 (2)
                                        --------    -------                --------     --------
                                        --------    -------                --------     --------

Average amount of outstanding
  contract (principal amount)
  (in dollars)                          $  9,346    $95,092                $  9,542     $  9,481 (2)
                                        --------    -------                --------     --------
                                        --------    -------                --------     --------

Allowance for losses as a percentage
  of receivables                             5.2%                               9.3%         8.1%(2)
                                        --------                           --------     --------
                                        --------                           --------     --------

(1) The allowance for losses related to serviced auto receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

(2)  Includes auto receivables only.

The following is a summary of managed auto receivables which are more than 60 days delinquent (dollars in thousands):

                                                       December 31,
                                                    --------------------
                                                     1996         1995
                                                    -------      -------
Delinquent contracts                                $28,251      $12,625
Delinquent contracts as a percentage
 of managed auto receivables                            3.7%         3.7%


The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                              Three Months Ended     Six Months Ended
                                  December 31,         December 31,
                              ------------------    ------------------
                               1996        1995      1996        1995
                              ------      ------    ------      ------
Net charge-offs:
  Owned                       $4,314      $4,588    $ 9,065     $8,181
  Serviced                     5,397          34      8,684         34
                              ------      ------    -------     ------

                              $9,711      $4,622    $17,749     $8,215
                              ------      ------    -------     ------
                              ------      ------    -------     ------
Net charge-offs as an
 annualized percentage of
 average managed auto
 receivables outstanding        5.5%         5.9%       5.5%       5.7%
                              ------      ------    -------     ------
                              ------      ------    -------     ------

The Company recorded periodic provisions for losses as charges to operations of $1.6 million and $2.1 million for the three months ended December 31, 1996 and 1995, respectively, and $3.2 million and $4.1 million for the six months ended December 31, 1996 and 1995, respectively. The decreased loss provisions are a result of lower average owned auto receivables outstanding for the periods ended December 31, 1996 versus the periods ended December 31, 1995.

The Company began its automobile finance business in September 1992 and the Company has grown its managed auto receivables portfolio to $761.7 million as of December 31, 1996. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures and its receivables growth rate moderates. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                        Six Months Ended
                                          December 31,
                                     ----------------------
                                        1996       1995
                                      -------      --------
Operating activities                 $ 23,414      $ 11,146
Investing activities                  (20,820)      (39,771)
Financing activities                      352        12,775
                                     --------      --------
Net increase (decrease) in
 cash and cash equivalents            $ 2,946      ($15,850)
                                     --------      --------
                                     --------      --------

In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $55,000 and $2,987,000 for the six months ended December 31, 1996 and 1995, respectively. Such amounts are included as investing activities in the above table.

The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit, the issuance of automobile receivables-backed securities and excess cash flow distributions from the Trusts.

The Company's bank line of credit arrangement with a group of banks provides for borrowings up to $240 million, subject to a defined borrowing base. The facility matures in October 1997. The Company utilizes the line of credit to fund its daily auto lending activities and operations. A total of $114.9 million was outstanding under the line of credit as of December 31, 1996.

On February 4, 1997, the Company completed a private placement of $125 million of 9 1/4% Senior notes due 2004. Interest on the notes is payable semi-annually, commencing in August 1997. The notes, which are unsecured, may be redeemed at the option of the Company after February 2001 at a premium declining to par in February 2003. The net proceeds from the offering were used to pay down outstanding borrowings under the bank line of credit.

On February 6, 1997, the Company entered into a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Borrowings under the facility will be collateralized by certain mortgage receivables and will bear interest, based upon the Company's option, at either the prime rate or various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1998.

In November 1996, the Company completed its seventh securitization transaction with the issuance of $200 million of automobile receivables-backed securities through the AmeriCredit Automobile Receivables Trust 1996-D. The proceeds from the transaction were used to repay a portion of the borrowings then outstanding under the Company's bank line of credit.

The Company's primary use of cash has been purchases and originations of auto receivables. The Company purchased $359.4 million of auto finance contracts during the six months ended December 31, 1996 requiring cash of $354.4 million, net of acquisition fees and other factors. The Company operated 66 auto lending branch offices and had a number of marketing representatives as of December 31, 1996. The Company plans to open fifteen additional branches in the remainder of fiscal 1997. The Company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its automobile finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.3 million had been purchased pursuant to this program through December 31, 1996. Certain restrictions contained in the Indenture pursuant to which the 9 1/4% Senior Notes were issued prevent the Company from repurchasing additional common stock for the remainder of fiscal 1997 and limit the amount of common stock which may be repurchased thereafter.

As of December 31, 1996, the Company had $11.6 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $125.8 million under its bank line of credit pursuant to the borrowing base requirement of such credit agreement, and as adjusted for the application of the net proceeds from the 9 1/4% Senior Note offering in February 1997. The Company estimates that it will require additional external capital for the remainder of fiscal 1997 in addition to these existing capital resources, collections and recoveries on its finance receivables portfolio and excess cash flow distributions from the Trusts in order to fund expansion of its automobile and mortgage lending businesses, capital expenditures, and other costs and expenses.

The Company anticipates that such funding may be in the form of additional automobile receivables-backed securities transactions and implemention of other warehouse financing facilities. There can be no assurance that funding will be available to the Company through these sources, or if available, that it will be on terms acceptable to the Company.

Since the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of other debt, fluctuations in interest rates impact the Company's profitability. The Company uses several strategies to minimize the risk of interest rate fluctuations including the use of hedging instruments, the regular sale of finance receivables to the Trusts and pre-funding securitizations, whereby the amount of asset-backed securities issued in a securitization exceeds the amount of receivables initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until the Company sells additional receivables to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the loans it subsequently purchases and delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of loans and the interest rate paid on the asset-backed securities outstanding. There can be no assurance that these strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Not Applicable

Item 2.    CHANGES IN SECURITIES

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On November 13, 1996, the Company held its Annual Meeting of Shareholders. The shareholders voted upon the election of eight directors, the approval and adoption of the 1996 Limited Stock Option Plan for AmeriCredit Corp. and the ratification of the appointment of the Company's independent auditors. Each of the eight nominees identified in the Company's proxy statement, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next annual meeting or until their successors are duly elected and qualified. The shareholders approved and adopted the 1996 Limited Stock Option Plan for AmeriCredit Corp., with 19,967,078 shares voting in favor, 4,735,447 shares voting against and 47,100 shares withheld. The Company's selection of independent auditors was also ratified.

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

           10.1 Second Restated Revolving Credit Agreement, dated as of October 7, 1996, between AmeriCredit Corp. and subsidiaries and Wells Fargo Bank (Texas), National Association, Bank One, Texas, N.A., LaSalle National Bank, The Sumitomo Bank Limited, Harris Trust and Savings Bank, Comerica Bank - Texas, Texas Commerce Bank National Association, BankAmerica Business Credit, Inc. and The Bank of Nova Scotia, as amended by that certain First Amendment to Second Restated Revolving Credit Agreement, dated as of Janauary 22, 1997, between the same parties.

           10.2 Indenture, dated as of February 4, 1997, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with form of 9 1/4% Senior Notes due 2004 attached as exhibit.

           10.3 Purchase Agreement, dated as of January 30, 1997, between AmeriCredit Corp. and subsidiaries and Smith Barney Inc., Montgomery Securities, Piper Jaffray Inc. and Wheat First Butcher Singer.

           10.4 A/B Exchange Registration Rights Agreement, dated as of February 4, 1997, between AmeriCredit Corp. and subsidiaries and Smith Barney Inc., Montgomery Securities, Piper Jaffray Inc. and Wheat First Butcher Singer.

           11.1 Statement Re Computation of Per Share Earnings

           27.1 Financial Data Schedule

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1996.

                On January 8, 1997 and again on February 5, 1997, the Company filed reports on Form 8-K related to the private offering and subsequent issuance of $125 million of 9 1/4% Senior Notes due 2004. On February 6, 1997, a subsidiary of the Company filed several reports on Form 8-K with information relating to AmeriCredit Automobile Receivables Trust 1996-B, AmeriCredit Automobile Receivables Trust 1996-C and AmeriCredit Automobile Receivables Trust 1996-D, covering periods prior to December 31, 1996.

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






                                     AmeriCredit Corp.
                               -------------------------------
                                       (Registrant)


Date:  February 13, 1996   By:     /s/  Daniel E. Berce
                              --------------------------------
                                        (Signature)

                           Daniel E. Berce
                           Chief Financial Officer