Form 10-Q
period 1997-03-31
AMERICREDIT CORP
filed 1997-05-15
CIK 804269

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
                                              --------------
                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number                      1-10667
                      -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  There were 29,208,361 shares of common stock, $.01 par value outstanding as of April 30, 1997.

                             AMERICREDIT CORP.
                            INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements                               Page
                                                                   ----
            Consolidated Balance Sheets -
            March 31, 1997 and June 30, 1996.......................  3

            Consolidated Income Statements -
            Three Months and Nine Months Ended
            March 31, 1997 and 1996................................  4

            Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1997 and 1996..............  5

            Notes to Consolidated Financial
            Statements.............................................  6

       Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations.......................... 17

Part II.    OTHER INFORMATION

       Item 6   Exhibits and Reports on Form 8-K................... 30

SIGNATURE       ................................................... 31

                         PART I - FINANCIAL INFORMATION

Item I.     FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                  March 31,      June 30,
ASSETS                                              1997           1996
                                                    ----           ----
    Cash and cash equivalents                    $  4,320      $  2,145
    Investment securities                           6,500         6,558
    Finance receivables, net                      245,141       250,484
    Excess servicing receivable                    85,299        33,093
    Restricted cash                                60,292        15,304
    Property and equipment, net                    11,607         7,670
    Goodwill                                        7,232
    Other assets                                   11,577         4,910
    Deferred income taxes                                         9,995
                                                  -------       -------

          Total assets                           $431,968      $330,159
                                                  =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
       Bank line of credit                       $ 29,200      $ 86,000
       Mortgage warehouse facility                  2,702
       Automobile receivables-backed notes         34,892        67,847
       9 1/4% Senior Notes due 2004               125,000
       Notes payable                                2,164           418
       Accrued taxes and expenses                  30,611        12,669
       Deferred income taxes                        5,902
                                                  -------       -------

          Total liabilities                       230,471       166,934
                                                  -------       -------

    Shareholders' equity:
       Common stock, $.01 par value
       per share; 120,000,000 shares
       authorized; 33,561,282 and
       32,640,963 shares issued                       336           326
       Additional paid-in capital                 203,614       190,005
       Unrealized gain on excess servicing
         receivable                                 1,644
       Retained earnings (deficit)                 22,163        (5,233)
                                                  -------       -------

                                                  227,757       185,098
       Treasury stock, at cost
         (4,435,683 and 4,120,483 shares)         (26,260)      (21,873)
                                                  -------       -------

         Total shareholders' equity               201,497       163,225
                                                  -------       -------

       Total liabilities and shareholders'
         equity                                  $431,968      $330,159
                                                  =======       =======


                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                         Consolidated Income Statements
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                  Three Months Ended     Nine Months Ended
                                       March 31,             March 31,
                                  ------------------     -----------------
                                   1997        1996        1997       1996
                                   ----        ----        ----       ----

Revenue:
    Finance charge income        $12,101     $12,650     $33,604     $39,879
    Gain on sale of receivables   17,757       7,725      45,908      13,346
    Servicing fee income           5,644       1,105      13,886       1,320
    Investment income                799         280       1,951         836
    Other income                     431         588       1,053       1,151
                                 -------      ------      ------      ------

                                  36,732      22,348      96,402      56,532
                                 -------     -------      ------      ------

Costs and expenses:
    Operating expenses            13,848       6,915      35,595      17,357
    Provision for losses           1,809       1,999       5,040       6,111
    Interest expense               4,611       3,315      11,223      10,177
                                 -------     -------      ------      ------

                                  20,268      12,229      51,858      33,645
                                 -------     -------      ------      ------

Income before income taxes        16,464      10,119      44,544      22,887

Provision for income taxes         6,338       3,807      17,148       8,469
                                 -------     -------      ------      ------

    Net income                  $ 10,126    $  6,312     $27,396     $14,418
                                 =======     =======      ======      ======

Earnings per share              $    .33    $    .21     $   .90     $   .48
                                 =======     =======      ======      ======

Weighted average shares
  and share equivalents       31,033,230  30,082,193  30,605,841  30,175,398
                              ==========  ==========  ==========  ==========


                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                       Nine Months Ended
                                                           March 31,
                                                      -------------------
                                                      1997            1996
                                                      ----            ----
Cash flows from operating activities:
   Net income                                       $27,396         $14,418
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                  1,512           1,154
       Provision for losses                           5,040           6,111
       Deferred income taxes                         16,845           7,245
       Gain on sale of receivables                  (44,308)        (13,346)
       Amortization of excess servicing receivable   21,914           1,887
       Changes in assets and liabilities:
         Other assets                                (2,634)            544
         Accrued taxes and expenses                  17,742             945
                                                    -------        --------

Net cash provided by operating
   activities
                                                     43,507          18,958
                                                    -------        --------

Cash flows from investing activities:
   Purchases and originations of auto
     receivables                                   (593,360)       (271,626)
   Purchases and originations of
     mortgage receivables                           (31,822)
   Principal collections and recoveries on
     finance receivables                             49,996          73,162
   Net proceeds from sale of auto receivables       524,197         153,277
   Net proceeds from sale of mortgage receivables    27,424
   Purchases of property and equipment               (3,138)         (2,113)
   Proceeds from disposition of property and
     equipment                                           17               4
   Proceeds from maturities of investment
     securities                                          58           3,425
   Increase in restricted cash                      (44,988)         (4,705)
                                                    -------        --------

Net cash used by investing activities               (71,616)        (48,576)
                                                    -------        --------

Cash flows from financing activities:
   Borrowings on bank line of credit                494,700         219,400
   Payments on bank line of credit                 (551,500)       (147,600)
   Net decrease in mortgage warehouse facility         (607)
   Proceeds from 9 1/4% Senior Notes                120,894
   Payments on automobile
     receivables-backed notes                       (32,955)        (51,484)
   Payments on notes payable                           (404)           (230)
   Purchase of treasury stock                        (4,387)         (9,057)
   Proceeds from issuance of common stock             4,543           1,859
                                                    -------        --------

Net cash provided by financing activities            30,284          12,888
                                                    -------        --------

Net increase (decrease) in cash and cash
  equivalents                                         2,175         (16,730)

Cash and cash equivalents at beginning of period      2,145          18,314
                                                    -------        --------

Cash and cash equivalents at end of period          $ 4,320        $  1,584
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

The consolidated financial statements as of March 31, 1997 and for the periods ended March 31, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1996 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                                 March 31,       June 30,
                                                   1997           1996
                                                   ----           ----

Auto receivables                                 $250,764       $264,086

Less allowance for losses                         (13,233)       (13,602)
                                                  -------        -------

Auto receivables, net                             237,531       250,484

Mortgage receivables                                7,610
                                                  -------       --------

Finance receivables, net                         $245,141       $250,484
                                                  =======        =======

A summary of the allowance for losses is as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                           March 31,           March 31,
                                       ------------------   -----------------
                                       1997        1996     1997       1996
                                       ----        ----     ----       ----

Balance at beginning of period        $12,173    $18,972   $13,602   $19,951
Provision for losses                    1,809      1,999     5,040     6,111
Acquisition fees                        8,193      4,797    21,002    12,352
Allowance related to auto receivables
  sold                                 (5,113)    (4,517)  (13,517)   (8,742)
Net charge-offs-auto receivables       (3,829)    (4,958)  (12,894)  (13,139)
Net charge-offs-other                               (166)               (406)
                                       ------     ------    ------    ------

Balance at end of period              $13,233    $16,127   $13,233   $16,127
                                       ======     ======    ======    ======

NOTE 3 - EXCESS SERVICING RECEIVABLE

As of March 31, 1997 and June 30, 1996, the Company was servicing $676,891,000 and $259,895,000, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts").

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 establishes accounting and reporting standards for transfers of financial assets and applies to the Company's periodic sales of auto receivables to the Trusts. Adoption of SFAS 125, which was applied prospectively to transactions occurring subsequent to December 1996, did not have a material effect on the Company's consolidated financial position or results of operations.

The components of excess servicing receivable are as follows(in thousands):

                                                March 31,       June 30,
                                                  1997            1996
                                              ------------      ------

Retained interests                              $ 14,376       $ 21,274
Interest only strips                              49,222         11,819
Excess of auto receivables in Trusts
  over asset-backed securities outstanding        21,701
                                                  ------         ------
                                                $ 85,299       $ 33,093
                                                  ======         ======

Excess servicing receivable consists of the following (in thousands):

                                                March 31,       June 30,
                                                  1997            1996
                                                  ----            ----

Estimated future net cash flows before
   allowance for credit losses                  $154,799        $63,457
Allowance for credit losses                      (61,217)       (25,616)
                                                 -------        -------

Estimated future net cash flows                   93,582         37,841
Unamortized discount at 12%                       (8,283)       ( 4,748)
                                                 -------        -------

                                                $ 85,299       $ 33,093
                                                 =======        =======


A summary of excess servicing receivable is as follows (in thousands):

                                  Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
                                  ------------------    -----------------
                                    1997       1996       1997       1996
                                    ----       ----       ----       ----

Balance at beginning of period    $59,780    $ 9,243    $33,093    $     0
Additions                          35,316     13,597     74,120     22,840
Amortization                       (9,797)    (1,887)   (21,914)    (1,887)
                                   ------     ------     ------     ------

Balance at end of period          $85,299    $20,953    $85,299    $20,953
                                   ======     ======     ======     ======

NOTE 4 - ACQUISITION

In November 1996, the Company acquired Rancho Vista Mortgage Corporation ("RVMC"), a California corporation, which originates and sells home equity mortgage loans. The purchase price of $7,100,000 consisted of 400,000 shares of common stock. The acquisition has been accounted for as a purchase and the excess of the purchase price over net assets acquired was assigned to goodwill. The results of operations of RVMC have been included in the consolidated financial statements since the acquisition date. In January 1997, RVMC changed its name to Americredit Corporation of California and now operates under the name AmeriCredit Mortgage Services.

NOTE 5 - DEBT

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $240 million, subject to a defined borrowing base. Aggregate borrowings of $29,200,000 and $86,000,000 were outstanding as of March 31, 1997 and June 30, 1996, respectively. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate (8.50% as of March 31, 1997) or various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in October 1997, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock.

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

On February 6, 1997, the Company entered into a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Aggregate borrowings of $2,702,000 were outstanding as of March 31, 1997. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate or various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1998.

  Automobile receivables-backed notes consist of the following (in thousands):

                                                           March 31,   June 30,
                                                             1997        1996
                                                             ----        ----
Series 1994-A notes, interest at 8.19%,
   collateralized by certain auto
   receivables in the principal
   amount of $6,331, paid in full in
   April 1997.                                              $ 5,686    $13,671

Series 1995-A notes, interest at 6.55%,
   collateralized by certain auto
   receivables in the principal
   amount of $30,011, final maturity
   in September 2000.                                        29,206     54,176
                                                            -------    -------

                                                            $34,892    $67,847
                                                            =======    =======

NOTE 6 - INCOME TAXES

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                 Three Months Ended     Nine Months Ended
                                      March 31,             March  31,
                                 ------------------     -----------------
                                  1997         1996      1997        1996
                                  ----         ----      ----        ----

U.S. statutory tax rate           35.0%        35.0%     35.0%       35.0%
Other                              3.5          2.6       3.5         2.0
                                  ----         ----      ----        ----

                                  38.5%        37.6%     38.5%       37.0%
                                  ====         ====      ====        ====

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):
                                                 Nine Months Ended
                                                    March 31,
                                                 ------------------
                                                 1997         1996
                                                 ----         ----

Interest costs (none capitalized)              $13,526        $9,551
Income taxes                                       570         1,229

During the nine months ended March 31, 1997, the Company entered into capital lease obligations of $2,332,000 for the purchase of certain equipment.

NOTE 8 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal, premium, if any, and interest on the Company's 9 1/4% Senior Notes due 2004 is guaranteed by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the notes. The Company believes that the condensed consolidating financial information for the Company, the combined Subsidiary Guarantors and the Combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors. Therefore, the separate financial statements of the Subsidiary Guarantors are not deemed material.

Investments in subsidiaries are accounted for by AmeriCredit Corp. on the equity method for purposes of the presentation set forth below. Earnings of subsidiaries are therefore reflected in AmeriCredit Corp's. investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

Set forth below is consolidating financial information for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis.

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                              As of March 31, 1997
                        (Unaudited, Dollars in Thousands)

                              AmeriCredit
                                 Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                              -----------   ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents      $            $  (4,188)     $  8,508         $              $  4,320
Investment securities            6,500                                                        6,500
Finance receivables, net                      209,193        35,948                         245,141
Excess servicing receivable                    12,695        72,604                          85,299
Restricted cash                                              60,292                          60,292
Property and equipment, net        108         11,499                                        11,607
Goodwill                                        7,232                                         7,232
Other assets                     4,811          4,624         2,142                          11,577
Due (to) from affiliates       257,205       (179,514)      (77,691)
Investment in affiliates        62,699                                       (62,699)
                              --------      ---------      --------         --------       --------

  Total assets                $331,323      $  61,541      $101,803         $(62,699)      $431,968
                              ========      =========      ========         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit           $             $  29,200      $                $              $ 29,200
Mortgage warehouse facility                     2,702                                         2,702
Automobile receivables-backed
  notes                                                      34,892                          34,892
9 1/4% Senior Notes due 2004   125,000                                                      125,000
Notes payable                    2,130             34                                         2,164
Accrued taxes and expenses       3,547         24,564         2,500                          30,611
Deferred income taxes              793         (6,812)       11,921                           5,902
                              --------      ---------      --------         --------       --------

  Total liabilities            131,470         49,688        49,313                         230,471
                              --------      ---------      --------         --------       --------

Shareholders' equity:

Common stock                       336            202             3             (205)           336
Additional paid-in capital     203,614        118,243                       (118,243)       203,614
Unrealized gain on excess
  servicing receivable                                        1,644                           1,644
Retained earnings (deficit)     22,163       (106,592)       50,843           55,749         22,163
                              --------      ---------      --------         --------       --------

                               226,113         11,853        52,490          (62,699)       227,757

Treasury stock, at cost        (26,260)                                                     (26,260)
                              --------      ---------      --------         --------       --------

  Total shareholders' equity   199,853         11,853        52,490          (62,699)       201,497
                              --------      ---------      --------         --------       --------

  Total liabilities and
    shareholders' equity      $331,323      $  61,541      $101,803         $(62,699)      $431,968
                              ========      =========      ========         ========       ========

                                AmeriCredit Corp.
                         Consolidating Income Statement
                        Nine Months Ended March 31, 1997
                        (Unaudited, Dollars in Thousands)

                              AmeriCredit
                                 Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                              -----------   ----------   --------------   ------------   ------------

Revenue:
 Finance charge income        $             $ 26,571       $ 7,033          $              $ 33,604
 Gain on sale of receivables                   1,600        44,308                           45,908
 Servicing fee income                         39,483         2,671           (28,268)        13,886
 Investment income              11,352           117         1,569           (11,087)         1,951
 Other income                       72           857           124                            1,053
  Equity in income of
    affiliates                  24,221                                       (24,221)
                              --------      ---------      --------         --------       --------
                                35,645        68,628        55,705           (63,576)        96,402
                              --------      ---------      --------         --------       --------

Costs and expenses:
 Operating expenses              5,349        57,041         1,473           (28,268)        35,595
 Provision for losses                          5,040                                          5,040
 Interest expense                1,960        11,160         9,190           (11,087)        11,223
                              --------      ---------      --------         --------       --------
                                 7,309        73,241        10,663           (39,355)        51,858
                              --------      ---------      --------         --------       --------

Income (loss) before
  income taxes                  28,336        (4,613)       45,042           (24,221)        44,544

Provision for income taxes         940           232        15,976                           17,148
                              --------      ---------      --------         --------       --------
Net income (loss)              $27,396       $(4,845)      $29,066          $(24,221)       $27,396
                               =======       =======       =======          ========        =======

                                AmeriCredit Corp.
                         Consolidating Income Statement
                        Nine Months Ended March 31, 1996
                        (Unaudited, Dollars in Thousands)

                              AmeriCredit
                                 Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                              -----------   ----------   --------------   ------------   ------------

Revenue:
  Finance charge income        $            $23,759        $ 16,120         $              $39,879
  Gain on sale of receivables                12,449             897                         13,346
  Servicing fee income                       16,001                          (14,681)        1,320
  Investment income             7,572         1,161             503           (8,400)          836
  Other income                    258           308             585                          1,151
  Equity in income of
    affiliates                 17,888                                        (17,888)
                              -------       -------        --------         --------       -------
                               25,718        53,678          18,105          (40,969)       56,532
                              -------       -------        --------         --------       -------

Costs and expenses:
  Operating expenses            2,410        27,008           2,620          (14,681)       17,357
  Provision for losses                        6,111                                          6,111
  Interest expense                421        11,101           7,055           (8,400)       10,177
                              -------       -------        --------         --------       -------
                                2,831        44,220           9,675          (23,081)       33,645
                              -------       -------        --------         --------       -------

Income (loss) before
  income taxes                 22,887         9,458           8,430          (17,888)       22,887

Provision for income taxes      8,469                                                        8,469
                              -------       -------        --------         --------       -------
Net income (loss)             $14,418       $ 9,458        $  8,430         $(17,888)      $14,418
                              =======       =======        ========         ========       =======

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 1997
                        (Unaudited, Dollars in Thousands)

                                                 AmeriCredit
                                                     Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                 -----------   ----------  --------------  ------------  ------------
Cash flow from operating activities:
  Net income                                      $  27,396     $  (4,845)    $  29,066     $ (24,221)    $  27,396
                                                  ---------     ---------     ---------     ---------     ---------
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation and amortization                  23         1,489                                     1,512
          Provision for losses                                      5,040                                     5,040
          Deferred income taxes                       8,101        (3,177)       11,921                      16,845
          Gain on sale of receivables                                           (44,308)                    (44,308)
          Amortization of excess servicing
            receivable                                              4,161        17,753                      21,914
          Equity in income of affilities            (24,221)                                   24,221
          Changes in assets and liabilities:
              Other assets                              983        (2,403)       (1,214)                     (2,634)
              Accrued taxes and expenses                294        14,855         2,593                      17,742
                                                  ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by operating
 activities                                          12,576        15,120        15,811                      43,507
                                                  ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Purchases and originations of auto
    receivables                                                  (593,360)     (553,832)      553,832      (593,360)
  Purchases and originations of
   mortgage receivables                                           (31,822)                                  (31,822)
  Principal collections and recoveries on
   finance receivables                                             17,016        32,980                      49,996
  Net proceeds from sale of auto receivables                      553,832       524,197      (553,832)      524,197
  Net proceeds from sale of mortgage receivables                   27,424                                    27,424
  Purchases of property and equipment                   (48)       (3,090)                                   (3,138)
  Proceeds from disposition of property
     and equipment                                                     17                                        17
  Proceeds from maturities of investment
     securities                                          58                                                      58
  Increase in restricted cash                                                   (44,988)                    (44,988)
  Net change in investment in affiliates              4,359        (4,359)
                                                  ---------     ---------     ---------     ---------     ---------
Net cash used by investing
 activities                                           4,369       (34,342)      (41,643)                    (71,616)
                                                  ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:
  Borrowings on bank line of credit                               494,700                                   494,700
  Payments on bank line of credit                                (551,500)                                 (551,500)
  Net increase in mortgage warehouse facility                        (607)                                     (607)
  Proceeds from 9 1/4% Senior Notes                 120,894                                                 120,894
  Payments on automobile receivables-
     backed notes                                                               (32,955)                    (32,955)
  Payments on notes payable                            (404)                                                   (404)
  Net change in due (to) from affiliates           (132,678)       72,528        60,150
  Proceeds from issuance of common stock              4,543                                                   4,543
  Purchase of treasury stock                         (4,387)                                                 (4,387)
                                                  ---------     ---------     ---------     ---------     ---------

Net cash provided (used) by financing
  activities                                        (12,032)       15,121        27,195                      30,284
                                                  ---------     ---------     ---------     ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                                    4,913        (4,101)        1,363                       2,175

Cash and cash equivalents at beginning of
  period                                             (4,913)          (87)        7,145                       2,145
                                                  ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period        $             $  (4,188)    $   8,508     $             $   4,320
                                                  =========     =========     =========     =========     =========

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 1996
                        (Unaudited, Dollars in Thousands)

                                                 AmeriCredit
                                                     Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                 -----------   ----------  --------------  ------------  ------------
Cash flow from operating activities:
  Net income                                      $  14,418     $   9,458     $   8,430     $ (17,888)    $  14,418
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                     114         1,040                                     1,154
      Provision for losses                                          6,111                                     6,111
      Deferred income taxes                           7,245                                                   7,245
      Gain on sale of receivables                                 (13,346)                                  (13,346)
      Amortization of excess servicing
        receivable                                                  1,887                                     1,887
      Equity in income of affilities                (17,888)                                   17,888
      Changes in assets and liabilities:
        Other assets                                    803          (546)          287                         544
        Accrued taxes and expenses                     (396)        1,735          (394)                        945
                                                  ---------     ---------     ---------     ---------     ---------
Net cash provided by operating
   activities                                         4,296         6,339         8,323                      18,958
                                                  ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Purchases and originations of auto
   receivables                                                   (271,626)     (153,277)      153,277      (271,626)
  Principal collections and recoveries on
   finance receivables                                             24,602        48,560                      73,162
  Net proceeds from sale of auto receivables                      153,277       153,277      (153,277)      153,277
  Purchases of property and equipment                  (102)       (4,547)                      2,536        (2,113)
  Proceeds from disposition of property
   and equipment                                      2,536             4                      (2,536)            4
  Proceeds from maturities of investment
   securities                                         3,425                                                   3,425
  Increase in restricted cash                                                    (4,705)                     (4,705)
  Net change in investment in affiliates            (13,221)       13,218             3
                                                  ---------     ---------     ---------     ---------     ---------
    Net cash used by investing
     activities                                      (7,362)      (85,072)       43,858                     (48,576)
                                                  ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:
  Borrowings on bank line of credit                               219,400                                   219,400
  Payments on bank line of credit                                (147,600)                                 (147,600)
  Payments on automobile receivables-
   backed notes                                                                 (51,484)                    (51,484)
  Payments on notes payable                            (230)                                                   (230)
  Net change in due (to) from affiliates            (10,290)       11,869        (1,579)
  Proceeds from issuance of common stock              1,859                                                   1,859
  Purchase of treasury stock                         (9,057)                                                 (9,057)
                                                  ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by financing
  activities                                        (17,718)       83,669       (53,063)                     12,888
                                                  ---------     ---------     ---------     ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                                  (20,784)        4,936          (882)                    (16,730)

Cash and cash equivalents at beginning of
  period                                             17,187        (6,394)        7,521                      18,314
                                                  ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period        $  (3,597)    $  (1,458)    $   6,639     $             $   1,584
                                                  =========     =========     =========     =========     =========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates earnings and cash flow primarily through the purchase, retention, securitization and servicing of auto receivables. The Company purchases contracts from franchised and select independent automobile dealerships. To fund the acquisition of receivables prior to securitization, the Company utilizes borrowings under its bank line of credit. The Company generates finance charge income on its owned receivables pending securitization and pays interest expense on borrowings under its bank line of credit.

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

In November 1996, the Company acquired Rancho Vista Mortgage Company ("RVMC"), which originates and sells home equity mortgage loans. The name of RVMC has been changed to Americredit Corporation of California. The acquisition has been accounted for as a purchase and the results of operations for RVMC have been included in the consolidated financial statements since the acquisition date. Receivables originated in this business are referred to as mortgage receivables. Such receivables are generally packaged and sold to investors for cash on a servicing released, whole-loan basis. The Company recognizes a gain at the time of sale.

While the Company has been primarily involved in the above activities since September 1992, the Company had previously operated in other businesses. For purposes of the following discussion, receivables originated in businesses previously operated by the Company are referred to as other receivables and revenue earned therein is referred to as other finance charge income.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 as compared to
    Three Months Ended March 31, 1996

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):
                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                  1997        1996
                                                  ----        ----
Auto:
  Owned                                         $247,091    $264,695
  Serviced                                       593,973     112,387
                                                 -------     -------

                                                 841,064     377,082
Mortgage                                           9,020
Other                                                            141
                                                 -------     -------

                                                $850,084    $377,223
                                                 =======     =======

Average managed receivables outstanding increased by 125% as a result of higher loan purchase volume. The Company purchased $244.5 million of auto loans during the three months ended March 31, 1997, compared to purchases of $122.7 million during the three months ended March 31, 1996. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 79 auto lending branch offices as of March 31, 1997, compared to 48 as of March 31, 1996.

The Company purchased $24.1 million of mortgage loans during the three months ended March 31, 1997.

The Company's finance charge income consisted of the following (in thousands):

                                             Three Months Ended
                                                 March 31,
                                             ------------------
                                           1997            1996
                                           ----            ----

Auto                                     $ 11,844        $ 12,647
Mortgage                                      257
Other                                                           3
                                          -------         -------
                                         $ 12,101        $ 12,650
                                          =======         =======

The decrease in finance charge income is due to a reduction of 7% in average owned auto receivables outstanding for the three months ended March 31, 1997 versus the three months ended March 31, 1996.

The Company's effective yield on its owned auto receivables increased to 19.4% from 19.2%.

The gain on sale of receivables consists of the following (in thousands):

                                             Three Months Ended
                                                 March 31,
                                              ------------------
                                             1997          1996
                                             ----          ----

Auto                                       $16,457       $ 7,725
Mortgage                                     1,300
                                           -------       -------
                                           $17,757       $ 7,725
                                           =======       =======

The increase in gain on sale of auto receivables resulted from the sale of $208.3 million of receivables in the three months ended March 31, 1997 as compared to $89.4 million of receivables sold in the three months ended March 31, 1996. The gains amounted to 7.9% and 8.6% of the sales proceeds for the three months ended March 31, 1997 and 1996, respectively.

The gain on sale of mortgage receivables resulted from the sale of $22.6 million of mortgage receivables.

Servicing fee income increased to $5.6 million or 3.9% of average serviced auto receivables, for the three months ended March 31, 1997, as compared to $1.1 million or 3.9% of average serviced auto receivables, for the three months ended March 31, 1996. Servicing fee income represents accretion of the discount on excess servicing receivable, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

Investment income increased to $799,000 for the three months ended March 31, 1997 from $280,000 for the three months ended March 31, 1996 as a result of higher restricted cash and investment securities balances.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 6.7% (6.2% excluding operating expenses of $1,053,000 related to the mortgage business) for the three months ended March 31, 1997 as compared to 7.3% for the three months ended March 31, 1996. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $6.9 million, or 100%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses decreased to $1.8 million for the three months ended March 31, 1997 as compared to $2.0 million for the three months ended March 31, 1996. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense increased to $4.6 million for the three months ended March 31, 1997 from $3.3 million for the three months ended March 31, 1996 due to higher debt levels and effective rates of interest. Average debt outstanding was $208.2 million and $166.3 million for the three months ended March 31, 1997 and 1996, respectively. The Company's effective rate of interest paid on its debt increased to 9.0% from 7.9% as a result of the issuance of the 9 1/4% Senior Notes in February 1997.

The Company's effective income tax rate increased to 38.5% for the three months ended March 31, 1997 from 37.6% for the three months ended March 31, 1996 due to a larger portion of the Company's income being generated in states which have higher tax rates.

Nine Months Ended March 31, 1997 as compared to
     Nine Months Ended March 31, 1996

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):
                                                  Nine Months Ended
                                                      March 31,
                                                 -------------------
                                                  1997        1996
                                                  ----        ----
Auto:
  Owned                                         $227,134    $266,685
  Serviced                                       482,186      52,039
                                                 -------     -------

                                                 709,320     318,724
Mortgage                                           7,598
Other                                                            566
                                                 -------     -------

                                                $716,918    $319,290
                                                 =======     =======

Average managed receivables outstanding increased by 125% as a result of higher loan purchase volume. The Company purchased $603.9 million of auto loans during the nine months ended March 31, 1997, compared to purchases of $284.0 million during the nine months ended March 31, 1996. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 79 auto lending branch offices as of March 31, 1997, compared to 48 as of March 31, 1996.

The Company purchased $31.8 million of mortgage loans from the date of acquisition of RVMC through March 31, 1997.

The Company's finance charge income consisted of the following (in thousands):

                                            Nine Months Ended
                                                 March 31,
                                            ------------------
                                           1997            1996
                                           ----            ----
Auto                                     $ 33,316         $ 39,855
Mortgage                                      288
Other                                                           24
                                         --------         --------
                                         $ 33,604         $ 39,879
                                         ========         ========

The decrease in finance charge income is due to a reduction of 15% in average owned auto receivables outstanding for the nine months ended March 31, 1997 versus the nine months ended March 31, 1996. Prior to December 1995, all of the auto finance contracts purchased by the Company were held as owned auto receivables on the Company's consolidated balance sheets. The Company began selling auto receivables to the Trusts in December 1995, reducing average owned receivables with corresponding increases in average serviced receivables.

The Company's effective yield on its owned auto finance receivables decreased to 19.5% from 19.9%.

The gain on sale of receivables consists of the following (in thousands):

                                            Nine Months Ended
                                                 March 31,
                                             ------------------
                                             1997         1996
                                             ----         ----

Auto                                       $44,308      $13,346
Mortgage                                     1,600
                                            ------       ------
                                           $45,908      $13,346
                                           =======      =======

The increase in gain on sale of auto receivables resulted from the sale of $553.8 million of receivables in the nine months ended March 31, 1997 as compared to $154.4 million of receivables sold in the nine months ended March 31, 1996. The gains amounted to 8.0% and 8.6% of the sales proceeds for the nine months ended March 31, 1997 and 1996, respectively.

The gain on sale of mortgage receivables resulted from the sale of $27.4 million of mortgage receivables.

Servicing fee income increased to $13.9 million or 3.8% of average serviced auto receivables, for the nine months ended March 31, 1997, as compared to $1.3 million or 3.3% of average serviced auto receivables, for the nine months ended March 31, 1996. Servicing fee income represents accretion of the discount on excess servicing receivable, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996.

Investment income increased to $1,951,000 for the nine months ended March 31, 1997 from $836,000 for the nine months ended March 31, 1996 as a result of higher restricted cash and investment securities balances.


Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 6.7% (6.4% excluding operating expenses of $1,403,000 related to the mortgage business) for the nine months ended March 31, 1997 as compared to 7.2% for the nine months ended March 31, 1996. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $18.2 million, or 105%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses decreased to $5.0 million for the nine months ended March 31, 1997 as compared to $6.1 million for the nine months ended March 31, 1996. Further discussion concerning the provision for losses is included under the caption, "Finance Receivables".

Interest expense increased to $11.2 million for the nine months ended March 31, 1997 from $10.2 million for the nine months ended March 31, 1996 due to higher debt levels. Average debt outstanding was $178.1 million and $160.8 million for the nine months ended March 31, 1997 and 1996, respectively. The Company's effective rate of interest paid on its debt was 8.4% for each period.

The Company's effective income tax rate increased to 38.5% for the nine months ended March 31, 1997 from 37.0% for the nine months ended March 31, 1996 due to a larger portion of the Company's income being generated in states which have higher tax rates.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                            March 31,
                                                              1997
                                     ---------------------------------------------------------
                                                             Balance
                                      Auto                    Sheet       Auto          Total
                                      Owned      Mortgage     Total     Serviced      Portfolio
                                      -----      --------     -----     --------      ---------
Principal amount of receivables      $250,764     $  7,610   $258,374   $676,891        $935,265
                                                                        ========        ========

Allowance for losses                  (13,233)                (13,233)  $(61,217)(1)    $(74,450)
                                      -------     --------    -------   ========        ========

  Finance receivables, net           $237,531      $ 7,610   $245,141
                                     ========      =======   ========

Number of outstanding contracts        25,650           92                69,221          94,871 (2)
                                     ========      =======              ========        ========

Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $  9,776      $82,717              $  9,779        $  9,778 (2)
                                     ========      =======              ========        ========

Allowance for losses as a percentage
  of receivables                          5.3%                              9.0%             8.0%(2)
                                          ===                               ===              ===

(1) The allowance for losses related to serviced auto receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

(2)  Includes auto receivables only.

The following is a summary of managed auto receivables which are more than 60 days delinquent (dollars in thousands):

                                                         March 31,
                                                   -------------------
                                                    1997        1996
                                                    ----        ----

Delinquent contracts                              $29,484      $13,593
Delinquent contracts as a percentage
  of managed auto receivables                         3.2%         3.2%

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                               Three Months Ended     Nine Months Ended
                                     March 31,             March 31,
                              --------------------    ------------------
                               1997          1996       1997       1996
                               ----          ----       ----       ----
Net charge-offs:
  Owned                       $3,829        $4,958    $12,894    $13,139
  Serviced                     7,506           285     16,190        319
                              ------        ------     ------     ------
                             $11,335        $5,243    $29,084    $13,458
                              ======        ======     ======     ======

Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding        5.5%          5.6%       5.5%       5.6%
                                 ===           ===        ===        ===

The Company recorded periodic provisions for losses as charges to operations of $1.8 million and $2.0 million for the three months ended March 31, 1997 and 1996, respectively, and $5.0 million and $6.1 million for the nine months ended March 31, 1997 and 1996, respectively. The decreased loss provisions are a result of lower average owned auto receivables outstanding for the periods ended March 31, 1997 versus the periods ended March 31, 1996.

The Company began its automobile finance business in September 1992 and the Company has grown its managed auto receivables portfolio to $927.7 million as of March 31, 1997. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures and its receivables growth rate moderates. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                 Nine Months Ended
                                                     March 31,
                                                -------------------
                                                 1997         1996
                                                 ----         ----

Operating activities                           $43,507       $18,958
Investing activities                           (71,616)      (48,576)
Financing activities                            30,284        12,888
                                               -------       -------
Net increase (decrease) in
  cash and cash equivalents                    $ 2,175      ($16,730)
                                               =======       =======

In addition to the net change in cash and cash equivalents shown above, the Company also had net decreases in investment securities of $58,000 and $3,425,000 for the nine months ended March 31, 1997 and 1996, respectively. Such amounts are included as investing activities in the above table.

The Company's primary sources of cash have been collections and recoveries on its finance receivables portfolio, borrowings under its bank line of credit and mortgage warehouse facility, the issuance of automobile receivables-backed securities in securitization transactions and excess cash flow distributions from the Trusts.

The Company's bank line of credit arrangement with a group of banks provides for borrowings up to $240 million, subject to a defined borrowing base. The facility matures in October 1997. The Company utilizes the line of credit to fund its daily auto lending activities and operations. A total of $29.2 million was outstanding under the line of credit as of March 31, 1997.

On February 4, 1997, the Company completed the issuance of $125 million of 9 1/4% Senior Notes due 2004. Interest on the notes is payable semi-annually, commencing in August 1997. The notes, which are unsecured, may be redeemed at the option of the Company after February 2001 at a premium declining to par in February 2003. The net proceeds from the offering were used to pay down outstanding borrowings under the bank line of credit.

On February 6, 1997, the Company entered into a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate or various market London Interbank Offered

Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1998. A total of $2.7 million was outstanding under the mortgage warehouse facility as of March 31, 1997.

In March 1997, the Company completed its eighth securitization transaction with the issuance of $225 million of automobile receivables-backed securities through the AmeriCredit Automobile Receivables Trust 1997-A. The proceeds from the transaction were used to repay a portion of the borrowings then outstanding under the Company's bank line of credit.

The Company's primary use of cash has been purchases and originations of auto receivables. The Company purchased $603.9 million of auto finance contracts during the nine months ended March 31, 1997 requiring cash of $593.4 million, net of acquisition fees and other factors. The Company operated 79 auto lending branch offices as of March 31, 1997. The Company plans to open six branches in the remainder of fiscal 1997 and forty branches in fiscal 1998. The company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its automobile finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.3 million had been purchased pursuant to this program through March 31, 1997. Certain restrictions contained in the Indenture pursuant to which the 9 1/4% Senior Notes were issued prevent the Company from repurchasing additional common stock for the remainder of fiscal 1997 and limit the amount of common stock which may be repurchased thereafter.

As of March 31, 1997, the Company had $10.8 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $123.9 million under its bank line of credit pursuant to the borrowing base requirement of such credit agreement. The Company estimates that it will require additional external capital for the remainder of fiscal 1997 in addition to these existing capital resources, collections and recoveries on its finance receivables portfolio and excess cash flow distributions from the Trusts in order to fund expansion of its automobile and mortgage lending businesses, capital expenditures, and other costs and expenses.

The Company anticipates that such funding may be in the form of additional securitization transactions and implemention of other warehouse financing facilities. There can be no assurance that funding will be available to the Company through these sources, or if available, that it will be on terms acceptable to the Company.

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

                      Not Applicable

          Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                      (a)   Exhibits:

                      11.1  Statement Re Computation of Per Share
                            Earnings

                      27.1  Financial Data Schedule

                      (b)   Reports on Form 8-K

                            The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1997.

                            Certain subsidiaries and affiliates of the Company filed monthly reports on Form 8-K during the quarterly period ended March 31, 1997 reporting information related to securitization trusts.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AmeriCredit Corp.
                                  ------------------------------
                                           (Registrant)


Date:  May 14, 1997         By:      /s/  Daniel E. Berce
                                  ---------------------------
                                          (Signature)

                                  Daniel E. Berce
                                  Chief Financial Officer