Form 10-K
period 1997-06-30
AMERICREDIT CORP
filed 1997-09-26
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended JUNE 30, 1997
                                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ___________________

Commission file number                    1-10667
                       --------------------------------------------------

                                AMERICREDIT CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Texas                                    75-2291093
-------------------------------            ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

  200 Bailey Avenue, Fort Worth, Texas                 76107
-------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (817)  332-7000
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                     which registered
    Common Stock, $.01 Par Value              New York Stock Exchange
    ----------------------------             ------------------------

Securities registered pursuant to Section 12(g) of the Act:

 9 1/4 % Senior Notes Due 2004/Guarantee of 9 1/4% Senior Notes Due 2004
------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No      .
                                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 23,677,056 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 12, 1997 was approximately $696,993,336. For purposes of this computation, all officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 29,657,163 shares of Common Stock, $.01 par value outstanding as of September 12, 1997.

                            DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended June 30, 1997 ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and
Part III, respectively.

                                 AMERICREDIT CORP.

                                INDEX TO FORM 10-K

ITEM                                                                       PAGE
 NO.                                                                        NO.
--------------------------------------------------------------------------------
                                     PART I

1.   Business                                                                 4
2.   Properties                                                              25
3.   Legal Proceedings                                                       26
4.   Submission of Matters to a Vote of Security Holders                     26

                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder
       Matters                                                               27
6.   Selected Financial Data                                                 27
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                             27
8.   Financial Statements and Supplementary Data                             27
9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                              38

                                   PART III

10.  Directors and Executive Officers of the Registrant                      39
11.  Executive Compensation                                                  39
12.  Security Ownership of Certain Beneficial Owners and
       Management                                                            39
13.  Certain Relationships and Related Transactions                          39

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K                                                              40

                                  SIGNATURES                                 41

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

In July 1992, the Company formed a subsidiary, AmeriCredit Financial Services, Inc. ("AFSI"), a Delaware corporation, to engage in the indirect automobile finance business. AFSI began operating in the indirect automobile finance business in September 1992. Through its AFSI branch network, the Company purchases loans made by franchised and select independent dealers to consumers buying late model used and, to a lesser extent, new automobiles. The Company targets consumers who are typically unable to obtain financing from traditional sources. Funding for the Company's auto lending activities is obtained primarily through the sale of loans in securitization transactions. The Company services its automobile lending portfolio at regional centers using automated loan servicing and collection systems.

In November 1996, the Company acquired Americredit Corporation of California (formerly Rancho Vista Mortgage Corporation), a California corporation. This subsidiary, which operates as AmeriCredit Mortgage Services ("AMS"), originates home equity loans and sells the loans and related servicing rights in the wholesale markets.

The Company previously operated a chain of "we finance" used car retail lots in Texas, selling used cars and typically financing sales to customers. The Company restructured its operations and withdrew from the retail used car sales business effective December 31, 1992.

INDIRECT AUTOMOBILE FINANCE OPERATIONS

TARGET MARKET. The Company's indirect lending programs are designed to serve consumers who have limited access to traditional automobile financing. The Company's typical borrowers have experienced prior credit difficulties or have limited credit histories. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at rates higher than those charged by traditional automobile financing sources. The Company also expects to sustain a higher level of credit losses than traditional automobile financing sources since the Company provides financing in a relatively high risk market.

DEALERSHIP MARKETING. Since the Company is an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company selects these dealers because they sell the type of used cars the Company prefers to finance, specifically later model, low mileage used cars. Of the contracts purchased by the Company during the fiscal year ended June 30, 1997, approximately 84% were originated by manufacturer franchised dealers with used car operations and 16% by select independent dealers. The Company purchased contracts from 5,657 dealers during the fiscal year ended June 30, 1997. No dealer accounted for more than 2% of the total volume of contracts purchased by the Company for that same period.

The Company's financing programs are marketed to dealers through branch office personnel, including branch managers, assistant managers and in some cases marketing representatives. The Company believes that the personal relationships its branch managers and other branch office personnel establish with the dealership personnel are an important factor in creating and maintaining productive relationships with its dealership customer base. Branch office personnel are responsible for the solicitation, enrollment and education of new dealers regarding the Company's financing programs. Branch office personnel visit dealerships to present information regarding the Company's financing programs and capabilities. These personnel explain the Company's underwriting philosophy, including its preference for sub-prime quality contracts secured by later model, lower mileage used vehicles, and its practice of underwriting in the local branch office.

Prior to entering into a relationship with a dealer, the Company considers the dealer's operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a customer seeking to finance a vehicle purchase. Branch managers and other branch office personnel regularly telephone and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company's financing programs and capabilities. To increase the effectiveness of these contacts, the branch managers and other branch office personnel have access to the Company's management information systems which detail current information regarding the number of applications submitted by dealership, the Company's response and the reasons why a particular application was rejected.

Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. To mitigate the Company's risk from potential credit losses, the Company typically charges dealers an acquisition fee when purchasing finance contracts. Such acquisition fees are negotiated with dealers on a contract-by-contract basis and are usually non-refundable. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon such representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

BRANCH OFFICE NETWORK. The Company uses a branch office network to market its financing programs to selected dealers and develop relationships with these dealers throughout the country. Additionally, the branch office network is used for the underwriting of contracts submitted by dealerships. The Company believes a local presence enables the Company to more fully service dealers and be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions and the regulatory environment, in addition to the availability of qualified personnel. Branch offices are typically situated in suburban office buildings which are accessible to local dealers.

Each branch office solicits dealers for contracts and maintains the Company's relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and one or more dealer and customer service representatives. Larger branch offices may also have an additional assistant manager and/or dealer marketing representative. Branch managers are compensated with base salaries, annual incentives based primarily on branch level credit quality and, if the credit quality objectives are met, loan volume. The incentives are typically paid in cash and stock option grants. The branch manager reports to a regional vice president.

The Company's regional vice presidents monitor branch office compliance with the Company's underwriting guidelines. The Company's automated application processing system and loan accounting system provide the regional vice presidents access to credit application information enabling them to consult with the branch managers on daily credit decisions and review exceptions to the Company's underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews. The regional vice presidents receive incentives based on the overall performance of the Company.

The following table sets forth information with respect to the number of branches, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

                                       YEARS ENDED JUNE 30,
                               -----------------------------------
                                 1997         1996          1995
                               --------     --------      --------
                                     (dollars in thousands)

Number of branch offices             85           51            31
Dollar volume of contracts
  purchased                    $906,794     $432,442      $230,176
Number of producing
  dealerships (1)                 5,657        3,262         1,861


(1) A producing dealership refers to a dealership from which the Company had purchased contracts in the relevant period.

The Company plans to expand its indirect automobile finance business by adding additional branch offices and increasing dealer penetration at its existing branch offices. The success of this strategy is dependent upon, among other factors, the Company's ability to hire and retain qualified branch managers and other personnel and to develop relationships with more dealers. The Company confronts intense competition in attracting key personnel and establishing relationships with dealers. Dealers often already have favorable sub-prime financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's markets may result in a reduction in the profitability of the contracts that the Company purchases or a decrease in contract acquisition volume, which would adversely affect the Company's results of operations.

PROPRIETARY CREDIT SCORING SYSTEM AND RISK-BASED PRICING. The Company has implemented a credit scoring system throughout its branch office network to support the branch level credit approval process. The credit scoring system was developed with the assistance of Fair, Isaac and Co., Inc. from the Company's loan and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, the Company could compensate for this higher default risk through the structuring and pricing of the transaction. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could adversely affect the credit quality of the Company's receivables portfolio.

The credit scoring system contrasts the quality of credit applicant profiles resulting in a statistical assessment of the most predictive characteristics. Factors considered in any loan application include data presented on the application, the credit bureau report and the type of loan the applicant wishes to secure. Specifically, the credit scoring system considers customer residential and employment stability, the customer's financial history, current financial capacity, integrity of meeting historical financial obligations, loan structure and credit bureau information. The scorecard takes these factors into account and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether risk is acceptable and the price the Company should charge for that risk. The credit scorecard is validated on a monthly basis through the comparison of actual versus projected performance by score. The Company will continue to refine its proprietary scorecards based on increased information and identified correlations relating to receivables performance.

Through the use of the Company's proprietary credit scoring system, branch office personnel with credit authority are able to more efficiently review and prioritize loan applications. Applications which receive a high score are processed rapidly and credit decisions can be quickly faxed back to the dealer. Applications receiving low scores can be quickly rejected without further processing and review by the Company. This ability to prioritize applications allows for a more effective allocation of resources to those applications requiring more review.

DECENTRALIZED LOAN APPROVAL PROCESS. The Company purchases individual contracts through its branch offices based on a decentralized credit approval process tailored to local market conditions. Each branch manager has a specific credit authority based upon his experience and historical loan portfolio results as well as established credit scoring parameters. In certain markets where a branch office is not present, contracts are purchased through the Company's central purchasing office located in the Dallas-Fort Worth area, which underwrites applications solicited by marketing representatives in those markets. Although the credit approval process is decentralized, all credit decisions are guided by the Company's credit scoring strategies, overall credit and underwriting policies and procedures and daily monitoring process.

Loan application packages completed by prospective obligors are received via facsimile at the branch offices from dealers. Application data are entered into the Company's automated application processing system. A credit bureau report is automatically generated and a credit score is computed. Branch office personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. These personnel consider many factors in arriving at a credit decision, relying primarily on the applicant's credit score, but also taking into account the applicant's capacity to pay, stability, character and intent to pay, the contract terms and collateral value. The Company estimates that approximately 60% to 65% of applicants are denied credit by the Company typically because of their credit histories or because their income levels are not sufficient to support the proposed level of monthly payments. As part of the credit decision process, a customer service representative investigates the residence, employment and credit history of the applicant. Dealers are contacted regarding credit decisions by telefax and/or telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

The Company's underwriting and collateral guidelines as well as credit scoring parameters form the basis for the branch level credit decision; however, the qualitative judgment of the branch office personnel with credit authority with respect to the credit quality of an applicant is a significant factor in the final credit decision. Exceptions to credit policies and authorities must be approved by a regional vice president or other designated credit officer.

Completed loan packages are sent by the dealers to the branch office. Loan terms and insurance coverages are generally reverified with the consumer by branch office personnel and the loan packages are forwarded to the Company's centralized loan services department, where the packages are scanned to create electronic copies. Key original documents are stored in a fire-proof vault and the loan packages are further processed in an electronic environment. The loans are reviewed for proper documentation and regulatory compliance and are entered into the Company's loan accounting system. Daily loan reports are generated for final review by senior operations management. Once cleared for funding, the loan services department issues a check or electronically transfers funds to the dealer. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. All of the Company's contracts are fully amortizing with substantially equal monthly installments.

SERVICING AND COLLECTIONS PROCEDURES. The Company services its receivables portfolio at facilities located in Fort Worth, Texas, Tempe, Arizona and Charlotte, North Carolina utilizing centralized data processing, billing and collection functions. The Company's servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of a receivable installment, maintaining the security interest in the financed vehicle and repossessing and liquidating collateral when necessary. The

Company utilizes various automated systems to support its servicing and collections activities. The Company uses monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify the Company of an address change. Approximately 15 days before a customer's first payment due date and each month thereafter, the Company mails the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company's lockbox bank to the Company for posting to the loan accounting system. Payments may also be received directly by the Company from customers. All payment processing and customer account maintenance is performed centrally in Fort Worth, Texas by the loan services department. The Company receives servicing fees for servicing securitized receivables equal to 2.25% to 2.50% per annum of the outstanding principal balance of such receivables.

The Company maintains computerized records with respect to each finance contract to record receipts and disbursements and to prepare related reports. The Company utilizes a predictive dialing system to make phone calls to customers whose payments are past due by less than 30 days. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of customers from a file of records extracted from the Company's database. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating time wasted on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of accounts daily.

Once an account becomes more than 30 days delinquent, the account moves to the Company's mid-range collection unit. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes approximately 60 days past due, the Company typically initiates repossession of the financed vehicle. However, if an account is deemed uncollectible, if the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, if the customer deals in bad faith or if the customer voluntarily surrenders the financed vehicle, the Company may repossess it without regard to the length of payment delinquency.

Payment deferrals are at times offered to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted, and when other methods of assisting the customer in meeting the contract terms and conditions have been exhausted. A deferral allows the customer to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). The collector must review the past payment history and assess the customer's desire and capacity to make future payments and, before agreeing to a deferral, must comply with the Company's policies and guidelines for deferrals. Exceptions to the Company's policies and guidelines for deferrals must be approved by a collections officer. Deferment transactions are processed by the loan services department. As of June 30, 1997, approximately 10% of the Company's managed receivables had received a deferral.

REPOSSESSIONS. The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the consumer. In some jurisdictions, the Company must provide the consumer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company's ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company. Repossessions must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

CHARGE-OFF POLICY. The Company's policy is to charge-off an account in the month in which the account becomes 180 days contractually delinquent even if the Company has not repossessed the related vehicle. On accounts less than 180 days delinquent, the Company charges-off the account when the vehicle securing the delinquent contract is repossessed and disposed of. The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts which are more than 60 days contractually delinquent.

RISK MANAGEMENT. The Company has developed procedures to evaluate and supervise the operations of each branch office on a centralized basis. The Company's centralized risk management department is responsible for monitoring the contract purchase process and supporting the supervisory role of senior operations management. This department tracks via databases key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company's credit scoring system and is involved with third-party vendors in the development and enhancement of credit scorecards for the Company.

The risk management department also prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to constantly refine the structure and mix of new contract purchases. Portfolio returns are reviewed on a consolidated basis, as well as at the branch office, dealer and contract levels.

A behavioral scoring model is used to project the relative probability that an individual account will default and to validate the credit scoring system after the receivable has aged for a sufficient period time (generally six to nine months). Default probabilities are calculated for each account independent of the credit score. The Company believes that, when grouped by credit score at origination, projected default rates from the behavioral scoring model coincide with the credit scoring system.

The value of the collateral underlying the Company's receivables portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data, along with the Company's own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities as well as for reserve analysis models.

The Company's risk management department conducts regular compliance audits of branch office operations and the loan services and collections departments. The primary objective of the audits is to measure compliance with the Company's written policies and procedures as well as regulatory matters. Audits of branch office operations are conducted no less than every six months and include a review of compliance with underwriting policies, completeness of loan documentation, assessment of collateral value and extent of applicant data investigation. Written audit reports are distributed to local branch office personnel and the regional vice presidents for response and follow-up. Senior operations management reviews copies of these reports.

SECURITIZATION OF LOANS. Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its bank line of credit, thereby increasing availability thereunder for further contract purchases. Through June 30, 1997, the Company had securitized approximately $1.3 billion of automobile receivables.

In its securitizations, the Company, through a wholly-owned subsidiary, transfers automobile receivables to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors, except for certain subordinated interests which may be retained by wholly-owned subsidiaries of the Company and which are included in excess servicing receivable in the Company's consolidated financial statements.

When receivables are transferred to securitization trusts in securitization transactions, the Company recognizes a gain on sale of receivables and continues to service such receivables. The gain on sale of receivables represents the difference between the sales proceeds, net of transaction costs, and the Company's net carrying value of the receivables sold, plus the present value of estimated excess cash flows. The excess cash flows are the difference between the cash collected from obligors on securitized receivables and the sum of (i) principal and interest paid to investors in the asset-backed securities; (ii) contractual servicing fees; (iii) defaults, net of recoveries; and (iv) other expenses such as trustee fees and financial guarantee insurance premiums. Concurrently with recognizing such gain on sale of receivables, the Company records a corresponding asset, excess servicing receivable, which includes the present value of estimated excess cash flows as described above plus any subordinated interests in the securitization trusts retained by the Company.

The calculation of excess servicing receivable includes estimates of future losses and prepayment rates for the remaining term of the receivables sold since these factors impact the amount and timing of future cash collected on the receivables sold. The carrying value of excess servicing receivable is reviewed quarterly by the Company on a disaggregated basis by trust. If future losses and prepayment rates exceed the Company's original estimates, excess servicing receivable will be adjusted through a charge to operations. Through June 30, 1997, no such charge has been made. Favorable credit loss and prepayment experience compared to the Company's original estimates would result in additional income when realized.

In connection with the Company's securitization program, the Company arranges for credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement for the Company's securitizations has taken the form of financial guaranty insurance policies issued by Financial Security Assurance Inc. ("FSA"), a monoline insurer, which insures the timely payment of principal and interest due on the asset-backed securities. As of June 30, 1997, FSA had insured all the Company's asset backed securities. The Company has limited reimbursement obligations to FSA; however, credit enhancement requirements, including FSA's encumbrance of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections (as described below) and to reimburse FSA for any claims which may be made under the policies issued with respect to the Company's securitizations.

The credit enhancement requirements for any securitization include restricted cash accounts which are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. Funds are withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds are also available to be withdrawn in an event of default to reimburse FSA for draws on its financial guaranty insurance policy. In addition, the restricted cash account for each securitization trust is cross-collateralized to the restricted cash accounts established in connection with the Company's other securitization trusts, such that excess cash flow from a performing securitization trust insured by FSA may be used to support cash flow shortfalls from a non-performing securitization trust insured by FSA, thereby further restricting excess cash flow available to the Company. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed predetermined required minimum levels.

FSA has taken a pledge of the stock of AFS Funding Corp., the wholly-owned subsidiary of the Company that owns the restricted cash accounts and excess servicing receivable, such that, if the pledge is exercised in the event of a payment under one of its insurance policies or certain material adverse changes in the business of the Company, FSA would control all of the restricted cash accounts and excess servicing receivable. The terms of each securitization also provide that, under certain tests relating to delinquencies, defaults and losses, cash may be retained in the restricted cash account and not released to the Company until increased minimum levels of credit enhancement requirements have been reached.

TRADE NAMES. The Company has obtained federal trademark protection for the "AmeriCredit" name and the logo that incorporates the "AmeriCredit" name.

COMPETITION. Competition in the field of sub-prime automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have greater financial resources and lower costs of funds than the Company. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by the Company. Additionally, several independent companies have completed initial public offerings during the last few years in order to fund growth. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealers it serves, the Company competes predominately on the basis of its high level of dealer service and strong dealer relationships and by offering flexible loan terms. The Company also seeks to offer rates that are competitive and that are consistent with its goal of balancing risk and returns.

REGULATION. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statues, ordinances and regulations.

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

Management believes that the Company maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that the Company will be able to maintain all requisite licenses and permits and the failure to satisfy those and other regulatory requirements could have a material adverse effect on the operations of the Company. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on the Company's business.

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other theories of liability, usury, wrongful repossession, fraud and discriminatory treatment of credit applicants, which could take the form of a plaintiffs class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. Management believes that the Company has taken prudent steps to address the litigation risks associated with its business activities. However, there can be no assurance that the Company will be able to successfully defend against all such consumer claims, or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company's indirect automobile finance business.

HOME EQUITY LOAN OPERATIONS

In November 1996, the Company acquired all of the issued and outstanding stock of AMS in consideration for 400,000 shares of the Company's common stock. AMS originates and acquires sub-prime home equity loans through a network of mortgage brokers. AMS sells its home equity loans and the related servicing rights in the wholesale markets.

While not currently representing a material portion of the Company's assets or revenues, management intends over time to devote substantial resources to pursue growth of AMS's business of originating home equity loans to sub-prime borrowers. There can be no assurance, however, that the Company will be able to successfully expand such business or that the failure to effectively expand such business will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

RISK FACTORS

DEPENDENCE ON CREDIT FACILITIES. The Company depends on credit facilities with financial institutions to finance its purchase of contracts pending securitization. At June 30, 1997, the Company has a credit facility (the "Credit Agreement") with various banks providing for revolving credit borrowings of up to $240 million, subject to a defined borrowing base. The Credit Agreement matures in October 1997. The Company's ability to execute its business strategy may require increases in the level of warehouse financing resources. There can be no assurance that such financing resources will continue to be available to the Company on reasonable terms or at all. To the extent that the Company is unable to extend or replace the Credit Agreement, and arrange new credit or warehouse facilities, the Company would have to curtail its contract purchasing activities, which would have a material adverse effect on the Company's financial position, liquidity and results of operations.

The Credit Agreement contains certain restrictions and covenants and requires the Company to maintain specified financial ratios and satisfy certain financial tests. A breach of any of these convenants could result in an event of default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders thereunder could elect to declare all amounts outstanding under the Credit Agreement, including accrued interest or other obligations, to be immediately due and payable and/or restrict the Company's ability to obtain additional borrowings under the Credit Agreement. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those financial ratios and tests.

DEPENDENCE ON SECURITIZATION PROGRAM. Since December 1994, the Company has relied upon its ability to aggregate and sell receivables in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional contracts from automobile dealers. Further, gains on sales generated by the Company's securitizations represent a significant portion of the Company's revenues. The Company endeavors to effect securitizations of its receivables on at least a quarterly basis. Accordingly, adverse changes in the Company's asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company's ability to purchase and resell loans on a timely basis and upon terms reasonably favorable to the Company. Any delay in the sale of receivables beyond a quarter-end would eliminate the gain on sale in the given quarter and adversely affect the Company's reported earnings for such quarter. Any such adverse changes or delays would have a material adverse effect on the Company's financial position, liquidity and results of operations.

DEPENDENCE ON CREDIT ENHANCEMENT. To date, all of the Company's securitizations have utilized credit enhancement in the form of financial guaranty insurance policies issued by FSA in order to achieve "AAA/Aaa" ratings on the asset-backed securities issued by the securitization trusts. FSA is not required to insure Company-sponsored securitizations and there can be no assurance that it will continue to do so or that future Company-sponsored securitizations will be similarly rated. Likewise, the Company is not required to utilize financial guaranty insurance policies issued by FSA or any other form of credit enhancement in connection with its securitizations. A downgrading of FSA's credit rating or FSA's withdrawal of credit enhancement could result in higher interest costs for future Company-sponsored securitizations. Such events could have a material adverse effect on the Company's financial position, liquidity and results of operations.

LIQUIDITY AND CAPITAL NEEDS. The Company requires substantial amounts of cash to fund its contract purchase and securitization activities. Although the Company recognizes a gain on the sale of receivables upon the closing of a securitization, it typically receives the cash representing such gain over the actual life of the receivables securitized. The Company also incurs significant transaction costs in connection with a securitization and incurs both current and deferred tax liabilities as a result of the gains on sale. Accordingly, the Company's strategy of securitizing substantially all of its newly purchased receivables and increasing the number of contracts purchased will require substantial amounts of cash.

The Company expects to continue to require substantial amounts of cash as the volume of the Company's contract purchases increases and its securitization program grows. The Company's primary cash requirements include the funding of: (i) contract purchases pending their securitization and sale; (ii) credit enhancement requirements in connection with the securitization and sale of the receivables; (iii) interest and principal payments under the Credit Agreement and other indebtedness; (iv) fees and expenses incurred in connection with the securitization of receivables and the servicing of such receivables; (v) ongoing operating expenses; and (vi) income tax payments due on receipt of excess cash flows from securitization trusts.

The Company's primary sources of liquidity in the future are expected to be existing cash, borrowings under its Credit Agreement, the implementation of other warehouse financing facilities, sales of automobile receivables through securitizations, excess cash flow received from securitization trusts and, subject to capital market conditions, issuances of other debt or equity securities.

The Company's primary sources of liquidity as described in the paragraph above are expected to be sufficient to fund the Company's liquidity requirements for the year ended June 30, 1998 if the Company's future operations are consistent with management's current growth expectations. However, because the Company expects to continue to require substantial amounts of cash for the foreseeable future, it anticipates that it will need to effect debt or equity financings regularly, in addition to quarterly securitizations. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to the favorableness of the terms on which such sources may be available.

LEVERAGE. The Company currently has substantial outstanding indebtedness and is significantly leveraged. The Company's ability to make payments of principal or interest on, or to refinance its indebtedness will depend on its future operating performance, and its ability to effect additional securitizations and debt and/or equity financings, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

The degree to which the Company is leveraged creates substantial risks including: (i) the Company may be more vulnerable to adverse general economic and industry conditions; (ii) the Company may find it more difficult to obtain additional financing for future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and (iii) the Company will have to dedicate a substantial portion of the Company's cash resources to the payment of principal and interest on indebtedness outstanding thereby reducing the funds available for operations and future business opportunities. In addition, the Credit Agreement and Indenture pursuant to which the Company's 9 1/4% Senior Notes were issued contain certain convenants which could limit the Company's operating and financial flexibility.

DEFAULT AND PREPAYMENT RISKS. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of
receivables sold to securitization trusts.   A portion of the loans purchased
by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the Credit Agreement, the Company is not able to borrow against defaulted loans and loans greater than 30 days delinquent held by the Company.

The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet is excess servicing receivable which is based on the present value of estimated future excess cash flows from the securitized receivables which will be received by the Company. Accordingly, excess servicing receivable is calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. In addition, the Company is required to deposit substantial amounts of the cash flows generated by its interests in Company sponsored securitizations ("restricted cash") into spread accounts which are pledged to FSA as security for any amounts which may be paid out by FSA on financial guarantee insurance policies.

The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its excess servicing receivable by making a charge to income and writing down the carrying value of excess servicing receivable on its balance sheet. Future cash flows from securitization trusts may also be less than expected and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in prepayments and defaults would reduce the size of the Company's servicing portfolio which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flow. A write-down of excess servicing receivable and the corresponding decreases in earnings and cash flow could limit the Company's ability to service debt and to affect future securitizations and other financings. To date, no such write downs have been required. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon future events.

PORTFOLIO PERFORMANCE; NEGATIVE IMPACT ON CASH FLOWS; RIGHT TO TERMINATE NORMAL SERVICING. Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains specified limits on the delinquency, default and loss rates on the receivables included in each trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow. Further, the credit enhancement requirements for each securitization trust are cross-collateralized to the credit enhancement requirements established in connection with each of the Company's other securitization trusts, such that excess cash flow from a performing securitization trust insured by FSA may be used to support increased credit enhancement requirements for a non-performing securitization trust insured by FSA, thereby further restricting excess cash flow available to the Company. The Company has periodically exceeded these specified limits; however, FSA waived these occurrences. There can be no assurance that FSA would waive any such future occurrences.

The credit enhancement agreements entered into in connection with securitization transactions contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher than the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed these additional specified limits applicable to such trust, provisions of the credit enhancement agreements permit FSA to terminate the Company's servicing rights with respect to the receivables sold to that trust. In addition, the servicing agreements are cross-defaulted so that a default under one servicing agreement would allow FSA to terminate the Company's servicing rights under all of its servicing agreements. Although the Company has never exceeded such delinquency, default or loss rates, there can be no assurance that the Company's servicing rights with respect to the automobile receivables in such trusts, or any other trust which exceeds the specified limits in future periods, will not be terminated. FSA has other rights to terminate the Company as servicer if (i) the Company were to breach its obligations under the servicing agreements, (ii) FSA was required to make payments under its policy or (iii) certain bankruptcy or insolvency events were to occur. As of June 30, 1997, no such termination events have occurred with respect to any of the trusts formed by the Company.

IMPLEMENTATION OF BUSINESS STRATEGY. The Company's financial position and results of operations depend on its ability to execute its business strategy. Execution of such business strategy is dependent on the Company's ability to obtain substantial additional financing, expand its automobile finance branch network, attract and retain skilled employees and on the ability of its officers and key employees to manage growth successfully. The failure or inability of the Company to execute its business strategy could materially adversely affect its financial position, liquidity and results of operations.

The Company's business strategy also includes leveraging its expertise to broaden its indirect lending to sub-prime borrowers through the purchase of AMS. While not currently representing a material portion of the Company's assets or revenues, management intends over time to devote substantial resources to pursue growth of AMS's business of originating home equity loans to sub-prime borrowers. The conduct of a mortgage finance business requires a substantial amount of cash. The Company has no prior experience in the home equity mortgage business. Further, AMS's business will require substantial additional resources to fund growth. There can be no assurance that the Company will be able to successfully implement its sub-prime home equity loan business strategy. The failure to effectively implement such strategy or to obtain adequate resources to fund AMS's growth will have material adverse effects on the Company's financial position, liquidity and results of operations.

CREDIT-IMPAIRED BORROWERS. The Company specializes in purchasing, securitizing and servicing sub-prime receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages such risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that such criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company's financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

ECONOMIC CONDITIONS. Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession. Such periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of such sales. Because the Company focuses on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on such loans could be higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company' servicing costs may increase without a corresponding increase in its servicing fee income. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to sub-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company's ability to complete future securitizations and correspondingly, its financial position, liquidity and results of operations.

INTEREST RATES. The Company's profitability may be directly affected by the level of and fluctuations in interest rates, which affect the Company's ability to earn a gross interest rate spread between the rate charged consumers and the rate paid on its indebtedness. As interest rates rise, the Company would have to increase the rates charged on new contract purchases in order to preserve the gross interest rate spread. However, the rates on many of the contracts purchased by the Company are already are at or near the statutory maximums, affording the Company limited opportunity to pass on any increased interest costs. Furthermore, the Company's future gains recognized upon the securitization of automobile receivables will also be affected by interest rates. The Company recognizes a gain in connection with its securitizations based upon the estimated present value of projected future excess cash flows from the securitization trusts, which is largely dependent upon the gross interest rate spread. The Company believes that its profitability and liquidity would be adversely affected during any period of higher interest rates, possibly to a material degree. The Company monitors the interest rate environment and employs pre-funding or other hedging strategies designed to mitigate the impact of changes in interest rates.

COMPETITION. Reference should be made to Item 1. "Business - Indirect Automobile Finance Operations - Competition" for a discussion of competitive risk factors.

REGULATION. Reference should be made to Item 1. "Business - Indirect Automobile Finance Operations - Regulation" for a discussion of regulatory risk factors.

EMPLOYEES

At June 30, 1997, the Company employed approximately 900 persons.

EXECUTIVE OFFICERS

The following sets forth certain data concerning the executive officers of the Company, all of whom are elected on an annual basis.

         NAME            AGE                        POSITION
         ----            ---                        --------
Clifton H. Morris, Jr.   62   Chairman of the Board and Chief Executive Officer

Michael R. Barrington    38   Vice Chairman, President and Chief Operating
                                Officer

Daniel E. Berce          43   Vice Chairman and Chief Financial Officer

Edward H. Esstman        56   Executive Vice President - Auto Finance Division;
                                President of AFSI

Chris A. Choate          34   Senior Vice President, General Counsel and
                                Secretary

Cheryl L. Miller         33   Senior Vice President, Director of Collections
                                and Customer Service of AFSI

Michael T. Miller        36   Senior Vice President and Chief Credit Officer

Preston A. Miller        33   Senior Vice President and Treasurer


CLIFTON H. MORRIS, JR. has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to November 1996. Mr. Morris is also a director of Service Corporation International, a publicly held company which owns and operates funeral homes and related businesses.

MICHAEL R. BARRINGTON has been Vice Chairman, President and Chief Operating Officer of the Company since November 1996 and was Executive Vice President and Chief Operating Officer of the Company from November 1994 until November 1996. Mr. Barrington was a Vice President of the Company from May 1991 until November 1994. From its formation in July 1992 until November 1996, Mr. Barrington was also the President and Chief Operating Officer of AFSI.

DANIEL E. BERCE has been Vice Chairman and Chief Financial Officer of the Company since November 1996 and was Executive Vice President, Chief Financial Officer and Treasurer of the Company from November 1994 until November 1996. Mr. Berce was Vice President, Chief Financial Officer and Treasurer of the Company from May 1991 until November 1994.

EDWARD H. ESSTMAN has been President and Chief Operating Officer of AFSI since November 1996. Mr. Esstman was Executive Vice President, Director of Consumer Finance Operations of AFSI from November 1994 until November 1996 and was Senior Vice President, Director of Consumer Finance of AFSI from AFSI's formation in July 1992 until November 1994. Mr. Esstman has also been Executive Vice President - Auto Finance Division of the Company since November 1996 and Senior Vice President and Chief Credit Officer of the Company from November 1994 until November 1996.

CHRIS A. CHOATE has been Senior Vice President, General Counsel and Secretary of the Company since November 1996 and was Vice President, General Counsel and Secretary of the Company from November 1994 until November 1996 and General Counsel and Secretary of the Company from January 1993 until November 1994. From July 1991 until January 1993, Mr. Choate was Assistant General Counsel.

CHERYL L. MILLER has been Senior Vice President, Collections and Customer Service of AFSI since March 1996 and Vice President, Collections and Customer Service of AFSI from October 1994 until March 1996. From May 1994 until October 1994, Ms. Miller acted in other management capacities for AFSI.
Prior to that, Ms. Miller was with Ford Motor Credit Company, most recently as customer service supervisor of the Dallas branch.

MICHAEL T. MILLER has been Senior Vice President and Chief Credit Officer of the Company since November 1996. Mr. Miller has also been Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff of AFSI since November 1994 and Vice President, Risk Management, Credit Policy and Planning of AFSI from AFSI's formation in July 1992 until November 1994.

PRESTON A. MILLER has been Senior Vice President and Treasurer of the Company since November 1996. Mr. Miller was Vice President and Controller of the Company from November 1994 until November 1996 and was Controller of the Company from September 1989 until November 1994.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 200 Bailey Avenue, Fort Worth, Texas, in a 43,000 square foot building purchased by the Company in February 1994. This building is utilized by the Company for branch office support and administrative activities. The Company also leases 25,000 square feet of office space in Tempe, Arizona under a ten year agreement with renewal options that commenced in 1996, 35,000 square feet of office space in Charlotte, North

Carolina under a ten year agreement with renewal options that commenced in 1997 and 37,250 square feet of office space in Fort Worth, Texas under four year agreements that commenced in 1997. These facilities are used for loan servicing and collections activities.

The Company's branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, the Company is named as a defendant in legal proceedings. These cases include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. Two unrelated proceedings in which the company is a defendant have been brought as putative class actions and are pending in federal district courts in Connecticut and Illinois, respectively. Classes have not been certified in either case and the Company has filed motions to dismiss in both cases which are presently pending. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has never paid cash dividends on its common stock. The Company's Credit Agreement and Indenture pursuant to which its 9 1/4% Senior Notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for purposes of funding operations.

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

The payment of principal, premium, if any, and interest on the Company's 9 1/4% Senior Notes is guaranteed by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the 9 1/4% Senior Notes. The Company believes that the condensed consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors. Therefore, the separate financial statements of the Subsidiary Guarantors are not deemed material.

The following supplementary schedules present consolidating financial information for (i) the Company (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 1997 and 1996 and for the three years in the period ended June 30, 1997.

Investments in subsidiaries are accounted for by the parent company on the equity method for purposes of the presentation set forth below. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

                               AmeriCredit Corp.
                          Supplementary Information
                         Consolidating Balance Sheet
                                June 30, 1997
                            (Dollars in Thousands)

                                     AmeriCredit
                                        Corp.       Guarantors    Non-Guarantors    Eliminations    Consolidated
                                     -----------    ----------    --------------    ------------    ------------
ASSETS
Cash and cash equivalents                           $   3,988        $  2,039                          $  6,027
Investment securities                 $  6,500                                                            6,500
Finance receivables, net                              240,912          25,745                           266,657
Excess servicing receivable               (777)        12,096         103,057                           114,376
Restricted cash                                                        67,895                            67,895
Property and equipment, net                136         13,748                                            13,884
Goodwill                                                7,260                                             7,260
Other assets                             4,447          5,304           1,103                            10,854
Due (to) from affiliates               277,369       (197,656)        (79,713)
Investment in affiliates                56,764                                        $(56,764)
                                      --------      ---------        --------         --------         --------

    Total assets                      $344,439       $ 85,652        $120,126         $(56,764)        $493,453
                                      --------      ---------        --------         --------         --------
                                      --------      ---------        --------         --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit                                   $71,700                                          $ 71,700
Mortgage warehouse facility                               345                                               345
Automobile receivables-backed notes                                  $ 23,689                            23,689
9 1/4% Senior Notes                   $125,000                                                          125,000
Notes payable                            3,484             33                                             3,517
Deferred income taxes                   (8,669)        (5,547)         27,520                            13,304
Accrued taxes and expenses               8,088         27,987           3,287                            39,362
                                      --------      ---------        --------         --------         --------

  Total liabilities                    127,903         94,518          54,496                           276,917
                                      --------      ---------        --------         --------         --------

Shareholders' equity:

Common stock                               333            203               3         $   (206)             333
Additional paid-in capital             203,544         98,336                          (98,336)         203,544
Unrealized gain on excess
  servicing receivable                   2,954                          2,954           (2,954)           2,954
Retained earnings (deficit)             33,466       (107,405)         62,673           44,732           33,466
                                      --------      ---------        --------         --------         --------

                                       240,297         (8,866)         65,630          (56,764)         240,297

Treasury stock                         (23,761)                                                         (23,761)
                                      --------      ---------        --------         --------         --------

  Total shareholders' equity           216,536         (8,866)         65,630          (56,764)         216,536
                                      --------      ---------        --------         --------         --------

  Total liabilities and
    shareholders' equity              $344,439      $  85,652        $120,126         $(56,764)        $493,453
                                      --------      ---------        --------         --------         --------
                                      --------      ---------        --------         --------         --------

                               AmeriCredit Corp.
                           Supplementary Information
                          Consolidating Balance Sheet
                                 June 30, 1996
                             (Dollars in Thousands)

                                    AmeriCredit
                                        Corp.      Guarantors   Non-guarantors   Eliminations   Consolidated
                                    -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents            $ (4,913)      $    (87)      $  7,145                        $  2,145
Investment securities                   6,558                                                         6,558
Finance receivables, net                             183,023         67,461                         250,484
Excess servicing receivable                           16,856         16,237                          33,093
Restricted cash                                                      15,304                          15,304
Property and equipment, net                83          7,587                                          7,670
Deferred income taxes                   6,360          3,635                                          9,995
Other assets                            1,761          2,221            928                           4,910
Due (to) from affiliates              124,527       (106,986)       (17,541)
Investment in affiliates               32,320                                       $(32,320)
                                     --------       --------       --------        ---------       --------
    Total assets                     $166,696       $106,249       $ 89,534         $(32,320)      $330,159
                                     --------       --------       --------        ---------       --------
                                     --------       --------       --------        ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit                                  $86,000                                       $ 86,000
Automobile receivables-backed
  notes                                                             $67,847                          67,847
Notes payable                          $  418                                                           418
Accrued taxes and expenses              3,053          9,709            (93)                         12,669
                                     --------       --------       --------        ---------       --------
    Total liabilities                   3,471         95,709         67,754                         166,934
                                     --------       --------       --------        ---------       --------
Shareholders' equity:

Common stock                              326            175              3         $   (178)           326
Additional paid-in capital            190,005        112,112                        (112,112)       190,005
Retained earnings (deficit)            (5,233)      (101,747)        21,777           79,970         (5,233)
                                     --------       --------       --------        ---------       --------
                                      185,098         10,540         21,780          (32,320)       185,098

Treasury stock                        (21,873)                                                      (21,873)
                                     --------       --------       --------        ---------       --------
  Total shareholders' equity          163,225         10,540         21,780          (32,320)       163,225
                                     --------       --------       --------        ---------       --------
  Total liabilities and
    shareholders' equity             $166,696       $106,249       $ 89,534         $(32,320)      $330,159
                                     --------       --------       --------        ---------       --------
                                     --------       --------       --------        ---------       --------

                                                      AmeriCredit Corp.
                                                  Supplementary Information
                                               Consolidating Statement of Income
                                                    Year Ended June 30, 1997
                                                     (Dollars in Thousands)

                                    AmeriCredit
                                       Corp.       Guarantors    Non-Guarantors     Eliminations    Consolidated
                                    -----------    ----------    --------------     ------------    ------------
Revenue:
  Finance charge income                             $ 36,633        $  8,277                          $ 44,910
  Gain on sale of receivables        $  (855)          2,939          65,172                            67,256
  Servicing fee income                                55,994           4,111          $(39,081)         21,024
  Investment income                   18,262             147           2,411           (17,911)          2,909
  Other income                            86           1,344             218                             1,648
  Equity in income of affiliates      33,374                                           (33,374)
                                     -------        --------        --------          --------        --------
                                      50,867          97,057          80,189           (90,366)        137,747
                                     -------        --------        --------          --------        --------

Costs and expenses:
  Operating expenses                   5,282          83,997           1,717           (39,081)         51,915
  Provision for losses                                 6,595                                             6,595
  Interest expense                     5,116          17,202          11,905           (17,911)         16,312
                                     -------        --------        --------          --------        --------
                                      10,398         107,794          13,622           (56,992)         74,822
                                     -------        --------        --------          --------        --------

Income before income taxes            40,469         (10,737)         66,567           (33,374)         62,925

Provision for income taxes             1,770          (3,217)         25,673                            24,226
                                     -------        --------        --------          --------        --------

Net income                           $38,699        $ (7,520)        $40,894          $(33,374)       $ 38,699
                                     -------        --------        --------          --------        --------
                                     -------        --------        --------          --------        --------

                                                  AmeriCredit Corp.
                                              Supplementary Information
                                          Consolidating Statement of Income
                                              Year Ended June 30, 1996
                                               (Dollars in Thousands)

                                    AmeriCredit
                                       Corp.       Guarantors    Non-Guarantors     Eliminations    Consolidated
                                    -----------    ----------    --------------     ------------    ------------
Revenue:
  Finance charge income                              $32,050         $19,656                           $51,706
  Gain on sale of receivables                         12,449          10,424                            22,873
  Servicing fee income                                26,329              50          $(22,667)          3,712
  Investment income                  $11,395             337             643           (11,300)          1,075
  Other income                           104           1,489              19                             1,612
  Equity in income of affiliates      25,914                                           (25,914)
                                     -------         -------         -------          --------         -------
                                      37,413          72,654          30,792           (59,881)         80,978
                                     -------         -------         -------          --------         -------

Costs and expenses:
  Operating expenses                   3,700          41,359           3,289           (22,667)         25,681
  Provision for losses                                 7,912                                             7,912
  Interest expense                       371          15,212           8,846           (11,300)         13,129
                                     -------         -------         -------          --------         -------
                                       4,071          64,483          12,135           (33,967)         46,722
                                     -------         -------         -------          --------         -------

Income before income taxes            33,342           8,171          18,657           (25,914)         34,256

Provision for income taxes            11,751             914                                            12,665
                                     -------         -------         -------          --------         -------

Net income                           $21,591         $ 7,257         $18,657          $(25,914)        $21,591
                                     -------         -------         -------          --------         -------
                                     -------         -------         -------          --------         -------

                               AmeriCredit Corp.
                           Supplementary Information
                       Consolidating Statement of Income
                           Year Ended June 30, 1995
                            (Dollars in Thousands)

                                   AMERICREDIT
                                       CORP.      GUARANTORS   NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                   -----------    ----------   --------------   ------------    ------------
Revenue:
  Finance charge income                            $25,048         $5,201                         $30,249
  Investment income                  $12,264            96            224         $(11,300)         1,284
  Servicing fee income                                 844                            (844)
  Other income                         1,019        (1,232)         1,764                           1,551
  Equity in income of affiliates       1,596                                        (1,596)
                                     -------       -------         ------         --------        -------
                                      14,879        24,756          7,189          (13,740)        33,084
                                     -------       -------         ------         --------        -------

Costs and expenses:
  Operating expenses                   2,627        12,143            847             (844)        14,773
  Provision for losses                               4,278                                          4,278
  Interest expense                     1,532        10,561          3,222          (11,300)         4,015
                                     -------       -------         ------         --------        -------
                                       4,159        26,982          4,069          (12,144)        23,066
                                     -------       -------         ------         --------        -------

Income before income taxes            10,720        (2,226)         3,120           (1,596)        10,018

Provision for income taxes           (18,173)         (702)                                       (18,875)
                                     -------       -------         ------         --------        -------

Net income                           $28,893       $(1,524)        $3,120         $ (1,596)       $28,893
                                     -------       -------         ------         --------        -------
                                     -------       -------         ------         --------        -------

                               AmeriCredit Corp.
                          Supplementary Information
                    Consolidating Statement of Cash Flows
                           Year Ended June 30, 1997
                            (Dollars in Thousands)

                                               AMERICREDIT                   NON-
                                                  CORP       GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               -----------   ----------   ----------   ------------   ------------
Cash flows from operating activities
 Net income                                     $  38,699    $  (7,520)   $  40,894     $ (33,374)      $  38,699
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        28        2,175                                      2,203
  Provision for losses                                           6,595                                      6,595
  Deferred income taxes                            (1,180)      (1,912)      27,520                        24,428
  Gain on sale of auto receivables                                          (64,338)                      (64,338)
  Amortization of excess servicing receivable                    4,760       29,633                        34,393
  Equity in income of affiliates                  (33,374)                                 33,374
  Changes in assets and liabilities
    Other assets                                      917       (3,083)        (175)                       (2,341)
    Accrued taxes and expenses                      4,835       18,278        3,380                        26,493
                                                ---------    ---------    ---------     ---------       ---------
  Net cash provided by operating activities         9,925       19,293       36,914                        66,132
                                                ---------    ---------    ---------     ---------       ---------

Cash flows from investing activities
 Purchases of auto receivables                                (896,711)    (814,107)      814,107        (896,711)
 Originations of mortgage receivables                          (53,770)                                   (53,770)
 Principal collections and recoveries on
  receivables                                                   22,672       41,717                        64,389
 Net proceeds from sale of auto receivables                    814,107      767,571      (814,107)        767,571
 Net proceeds from sale of mortgage receivables                 52,489                                     52,489
 Purchase of property and equipment                   (81)      (4,430)                                    (4,511)
 Proceeds from sales and maturities of investment
  securities                                           58                                                      58
 Increase in restricted cash                                                (52,591)                      (52,591)
 Net change in investment in affiliates            25,605      (22,981)      (2,624)
                                                ---------    ---------    ---------     ---------       ---------
    Net cash used by investment activities         25,582      (88,624)     (60,034)                     (123,076)
                                                ---------    ---------    ---------     ---------       ---------

Cash flows from financing activities
 Borrowings on bank line of credit                             745,500                                    745,500
 Payments on bank line of credit                              (759,800)                                  (759,800)
 Net increase in mortgage warehouse facility                    (2,964)                                    (2,964)
 Proceeds from issuance of 9 1/4% Senior Notes    120,894                                                 120,894
 Payments on automobile receivables-backed notes                            (44,158)                      (44,158)
 Payments on notes payable                           (552)                                                   (552)
 Purchase of treasury stock                        (4,387)                                                 (4,387)
 Proceeds from issuance of common stock             6,293                                                   6,293
 Net change in due (to) from affiliates          (152,842)      90,670       62,172
                                                ---------    ---------    ---------     ---------       ---------
    Net cash provided by financing activities     (30,594)      73,406       18,014                        60,826
                                                ---------    ---------    ---------     ---------       ---------

Net increase (decrease) in cash and
 cash equivalents                                   4,913        4,075       (5,106)                        3,882

Cash and equivalents at beginning of year          (4,913)         (87)       7,145                         2,145
                                                ---------    ---------    ---------     ---------       ---------

Cash and cash equivalents at end of year        $            $   3,988    $   2,039     $               $   6,027
                                                ---------    ---------    ---------     ---------       ---------
                                                ---------    ---------    ---------     ---------       ---------

                              AmeriCredit Corp.
                          Supplementary Information
                     Consolidating Statement of Cash Flows
                           Year Ended June 30, 1996
                             (Dollars in Thousands)

                                              AmeriCredit                   Non-
                                                 Corp      Guarantors    Guarantors   Eliminations   Consolidated
                                              -----------  ----------    ----------   ------------   ------------
Cash flows from operating activities
  Net income                                   $ 21,591     $   7,257     $  18,657     $ (25,914)    $  21,591
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    49         1,479                                     1,528
    Provision for losses                                        7,912                                     7,912
    Deferred income taxes                        14,113        (2,432)                                   11,681
    Gain on sale of auto receivables                          (12,449)      (10,424)                    (22,873)
    Amortization of excess servicing
     receivable                                                 6,636                                     6,636
    Equity in income of affiliates              (25,914)                                   25,914
    Changes in assets and liabilities
      Other assets                                  362        (1,857)          511                        (984)
      Accrued taxes and expenses                  1,273         8,606          (473)                      9,406
                                               --------     ---------     ---------     ---------     ---------
    Net cash provided by operating activities    11,474        15,152         8,271                      34,897
                                               --------     ---------     ---------     ---------     ---------
Cash flows from investing activities
  Purchases of auto receivables                              (417,235)     (115,646)      115,646      (417,235)
  Principal collections and recoveries on
   receivables                                                 37,894        57,054                      94,948
  Net proceeds from sale of auto receivables                  268,923       115,646      (115,646)      268,923
  Purchase of property and equipment              2,536        (5,698)                                   (3,162)
  Proceeds from sales and maturities of
   investment securities                          3,707                                                   3,707
  Increase in restricted cash                                               (10,297)                    (10,297)
  Net change in investment in affiliates         (2,746)        2,743             3
                                               --------     ---------     ---------     ---------     ---------
    Net cash used by investment activities        3,497      (113,373)       46,760                     (63,116)
                                               --------     ---------     ---------     ---------     ---------
Cash flows from financing activities
  Borrowings on bank line of credit                           342,600                                   342,600
  Payments on bank line of credit                            (256,600)                                 (256,600)
  Payments on automobile receivables-
   backed notes                                                             (66,673)                    (66,673)
  Payments on notes payable                        (298)                                                   (298)
  Net change in due (to) from affiliates        (29,794)       18,528        11,266
  Proceeds from issuance of common stock          3,731                                                   3,731
  Purchase of treasury stock                    (10,710)                                                (10,710)
                                               --------     ---------     ---------     ---------     ---------
    Net cash provided by financing activities   (37,071)      104,528       (55,407)                     12,050
                                               --------     ---------     ---------     ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                    (22,100)        6,307          (376)                    (16,169)

Cash and equivalents at beginning of year        17,187        (6,394)        7,521                      18,314
                                               --------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of year       $ (4,913)    $     (87)    $   7,145     $             $   2,145
                                               --------     ---------     ---------     ---------     ---------
                                               --------     ---------     ---------     ---------     ---------

                               AmeriCredit Corp.
                           Supplementary Information
                     Consolidating Statement of Cash Flows
                           Year Ended June 30, 1995
                            (Dollars in Thousands)


                                                   AmeriCredit
                                                      Corp        Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                   -----------    ----------    --------------    ------------    ------------
Cash flows from operating activities
   Net income                                       $ 28,893      $ (1,524)        $   3,120        $  (1,596)      $  28,893
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      cash provided by operating activities:
      Depreciation and amortization                      161         1,156                                              1,317
      Provision for losses                                           4,278                                              4,278
      Deferred income taxes                          (18,252)         (702)                                           (18,954)
      Equity in income of affiliates                  (1,596)                                           1,596
      Changes in assets and liabilities
            Other assets                                (795)          400            (1,439)                          (1,834)
            Accrued taxes and expenses                   170           387               380                              937
                                                    --------     ---------         ---------        ---------       ---------
         Net cash provided by operating activities     8,581         3,995             2,061                           14,637
                                                    --------     ---------         ---------        ---------       ---------

Cash flows from investing activities
   Purchases and originations of receivables                      (225,350)         (148,452)         148,452        (225,350)
   Principal collections and recoveries on
    receivables                                                     53,210            18,124                           71,334
   Net proceeds from sale of auto receivables                      148,452                           (148,452)
   Purchase of property and equipment                    947        (2,677)                                            (1,730)
   Proceeds from sales and maturities of
    investment securities                             16,241                                                           16,241
   Increase in restricted cash                                                        (5,007)                          (5,007)
   Net change in investment in affiliates             (7,126)        7,126
                                                    --------     ---------         ---------        ---------       ---------
         Net cash used by investment activities       10,062       (19,239)         (135,335)                        (144,512)
                                                    --------     ---------         ---------        ---------       ---------

Cash flows from financing activities
   Borrowings on bank line of credit                                83,900                                             83,900
   Payments on bank line of credit                                 (83,900)                                           (83,900)
   Proceeds from issuance of automobile
    receivables-backed notes                                                         150,170                          150,170
   Payments on automobile receivables-backed notes                                   (15,650)                         (15,650)
   Payments on notes payable                            (236)                                                            (236)
   Net change in due (to) from affiliates            (18,037)       11,762             6,275
   Proceeds from issuance of common stock              1,561                                                            1,561
   Purchase of treasury stock                         (3,412)                                                          (3,412)
                                                    --------     ---------         ---------        ---------       ---------
         Net cash provided by financing activities   (20,124)       11,762           140,795                          132,433
                                                    --------     ---------         ---------        ---------       ---------

Net increase (decrease) in cash and cash equivalents  (1,481)       (3,482)            7,521                            2,558

Cash and equivalents at beginning of year             18,668        (2,912)                                            15,756
                                                    --------     ---------         ---------        ---------       ---------

Cash and cash equivalents at end of year            $ 17,187     $  (6,394)        $   7,521        $               $  18,314
                                                    --------     ---------         ---------        ---------       ---------
                                                    --------     ---------         ---------        ---------       ---------

        REPORT ON INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION



Board of Directors and Shareholders
AmeriCredit Corp.



Our report on the audits of the consolidated financial statements of AmeriCredit Corp. as of June 30, 1997 and 1996 and for the three years ended June 30, 1997, 1996 and 1995 have been included by reference in this Form 10-K from page 30 of the 1997 Annual Report to Shareholders of AmeriCredit Corp. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The related financial statement schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

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

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 1997 and 1996.

     Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT ACCOUNTANTS

(2) Consolidating financial information for AmeriCredit Corp. (on a parent only basis), the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries is included herein under Item 8.

(3) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(4) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 42 through 45.

(5) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1997. Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended June 30, 1997 reporting monthly information related to securitization trusts.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1997.

                                            AMERICREDIT CORP.

                                            BY: /s/ Clifton H. Morris, Jr.
                                               -------------------------------
                                               Clifton H. Morris, Jr.
                                               Chairman of the Board and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

/s/  Clifton H. Morris, Jr.    Chairman of the Board and      September 25, 1997
---------------------------    Chief Executive Officer
CLIFTON H. MORRIS, JR.


/s/  Daniel E. Berce           Vice Chairman and              September 25, 1997
---------------------------    Chief Financial Officer
DANIEL E. BERCE


/s/  Michael R. Barrington     Vice Chairman, President       September 25, 1997
---------------------------    and Chief Operating Officer
MICHAEL R. BARRINGTON


/s/  Edward H. Esstman         Executive Vice President,      September 25, 1997
---------------------------    Auto Finance Division and
EDWARD H. ESSTMAN              Director


/s/  James H. Greer            Director                       September 25, 1997
---------------------------
JAMES H. GREER


/s/  Gerald W. Haddock         Director                       September 25, 1997
---------------------------
GERALD W. HADDOCK


/s/  Douglas K. Higgins        Director                       September 25, 1997
---------------------------
DOUGLAS K. HIGGINS


/s/  Kenneth H. Jones, Jr.     Director                       September 25, 1997
---------------------------
KENNETH H. JONES, JR.

                                 INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the letters in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol "@" under the Exhibit Number column.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 3.1(a)   --   Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed
               August 24, 1988 (Exhibit 3.1)
 3.2(a)   --   Amendment to Articles of Incorporation, filed October 18,
               1989 (Exhibit 3.2)
 3.3(e)   --   Articles of Amendment to Articles of Incorporation of the
               Company, filed November 12, 1992 (Exhibit 3.3)
 3.4@     --   Bylaws of the Company, as amended
 4.1(d)   --   Specimen stock certificate evidencing the Common Stock
               (Exhibit 4.1)
 4.2(n)   --   Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1)
10.1(a)   --   1989 Stock Option Plan for Non-Employee Directors of the
               Company (Exhibit 10.4)
10.2(a)   --   1989 Stock Option Plan (with Stock Appreciation Rights) for the
               Company (Exhibit 10.5)
10.3(b)   --   Amendment No. 1 to the 1989 Stock Option Plan (with Stock
               Appreciation Rights) for the Company (Exhibit 4.6)
10.4(c)   --   1990 Stock Option Plan for Non-Employee Directors of the Company
               (Exhibit 10.14)
10.5(d)   --   1991 Key Employee Stock Option Plan of the Company
               (Exhibit 10.10)
10.6(d)   --   1991 Non-employee Director Stock Option Plan of the Company
               (Exhibit 10.11)
10.7(d)   --   Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)
10.7.1@   --   Amendment No. 1 to Executive Employment Agreement, dated May 1,
               1997, between the Company and Clifton H. Morris, Jr.
10.8(d)   --   Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit 10.19)
10.8.1@   --   Amendment No. 1 to Executive Employment Agreement, dated May 1,
               1997, between the Company and Michael R. Barrington

                                 INDEX TO EXHIBITS
                                    (Continued)

10.9(d)   --   Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)
10.9.1@   --   Amendment No. 1 to Executive Employment Agreement, dated May 1,
               1997, between the Company and Daniel E. Berce
10.10@    --   Amended and Restated Employment Agreement, dated October 15,
               1996, between the Company and Edward H. Esstman
10.10.1@  --   Amendment No. 1 to Amended and Restated Employment Agreement,
               dated May 1, 1997, between the Company and Edward H. Esstman
10.11@    --   Amended and Restated Employment Agreement, dated July 1, 1997, between the Company and Michael T. Miller
10.12(f)  --   Indenture, dated June 1, 1995, between AmeriCredit Receivables
               Finance Corp. 1995-A and LaSalle National Bank (Exhibit 10.15)
10.13(f)  --   Sale and Servicing Agreement, dated June 1, 1995, between
               AmeriCredit Receivables Finance Corp. 1995-A, AmeriCredit
               Financial Services, Inc., AmeriCredit Receivables Corp. and
               LaSalle National Bank (Exhibit 10.16)
10.14(l)  --   Second Restated Revolving Credit Agreement, dated October 7,
               1996, between AmeriCredit Corp. and subsidiaries and Wells
               Fargo Bank (Texas), National Association, Bank One, Texas, N.A.,
               LaSalle National Bank, The Sumitomo Bank Limited, Harris Trust
               and Savings Bank, Comerica Bank - Texas, Texas Commerce Bank
               National Association, BankAmerica Business Credit, Inc. and
               The Bank of Nova Scotia, as amended by that certain First
               Amendment to Second Restated Revolving Credit Agreement, dated
               January 22, 1997, between the same parties (Exhibit 10.1)
10.15(l)  --   Indenture, dated February 4, 1997, between AmeriCredit Corp.
               and subsidiaries and Bank One, Columbus, NA, with form of 9 1/4%
               Senior Notes due 2004 attached as exhibit (Exhibit 10.2)
10.16(l)  --   Purchase Agreement, dated January 30, 1997, between AmeriCredit
               Corp. and subsidiaries and Smith Barney Inc., Montgomery
               Securities, Piper Jaffray Inc. and Wheat First Butcher Singer
               (Exhibit 10.3)
10.17(l)  --   A/B Exchange Registration Rights Agreement, dated February 4,
               1997, between AmeriCredit Corp. and subsidiaries and Smith
               Barney Inc., Montgomery Securities, Piper Jaffray Inc. and
               Wheat First Butcher Singer (Exhibit 10.4)
10.18(g)  --   1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.
10.19(m)  --   Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for
               AmeriCredit Corp

                                 INDEX TO EXHIBITS
                                    (Continued)


10.20(h)  --   Pooling and Servicing Agreement relating to AmeriCredit
               Automobile Receivables Trust 1995-B, dated November 20, 1995, among AmeriCredit Financial Services, Inc., AmeriCredit
               Receivables Corp. and LaSalle National Bank (Exhibit 10.1)
10.21(i)  --   Pooling and Servicing Agreement relating to AmeriCredit
               Automobile Receivables Trust 1996-A, dated February 12, 1996, among AmeriCredit Financial Services, Inc., AmeriCredit
               Receivables Corp. and LaSalle National Bank (Exhibit 10.1)
10.22(j)  --   Pooling and Servicing Agreement relating to AmeriCredit
               Automobile Receivables Trust 1996-B, dated April 30, 1996, among AmeriCredit Financial Services, Inc., AFS Funding Corp.
               and LaSalle National Bank (Exhibit 4.1)
10.23(k)  --   1996 Limited Stock Option Plan for AmeriCredit Corp.
11.1@     --   Statement Re Computation of Per Share Earnings
12.1@     --   Statement of Re Computation of Ratios
13.1@     --   1997 Annual Report to Shareholders of the Company
21.1@     --   Subsidiaries of the Registrant
23.1@     --   Consent of Coopers & Lybrand
27.1@     --   Financial Data Schedule

------------------------------------------------------------------------------
(a)       Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(b)       Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.
(c)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990 filed by the Company with the Securities and Exchange Commission.
(d)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991 filed by the Company with the Securities and Exchange Commission.
(e)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993 filed by the Company with the Securities and Exchange Commission.
(f)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 filed by the Company with the Securities and Exchange Commission.
(g)       Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1995 filed by the Company with the Securities and Exchange Commission.
(h)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 filed by the Company with the Securities and Exchange Commission.
(i)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 filed by Company with the Securities and Exchange Commission.
(j)       Incorporated by reference to the exhibit shown in parenthesis included in a Report on Form 8-K, dated May 16, 1996, filed by the AmeriCredit Automobile Receivables Trust 1996-B with the Securities and Exchange Commission.
(k) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1996 filed by the Company with the Securities and Exchange Commission.
(l)       Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 filed by the Company with the Securities and Exchange Commission.
(m) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1997 filed by the Company with the Securities and Exchange Commission.
(n) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
@         Filed herewith.