Form 10-Q
period 1997-09-30
AMERICREDIT CORP
filed 1997-11-14
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number                      1-10667
                      ----------------------------------------------------

                            AmeriCredit Corp.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Texas                                           75-2291093
-------------------------------                       --------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                        Identification No.)


                  200 Bailey Avenue, Fort Worth, Texas 76107
--------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                             (817) 332-7000
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

There were 29,889,673 shares of common stock, $.01 par value outstanding as of October 31, 1997.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                        Page
                                                                           ----
          Consolidated Balance Sheets -
           September 30, 1997 and June 30, 1997. . . . . . . . . . . . . . .  3

          Consolidated Statements of Income -
           Three Months Ended September 30, 1997 and 1996. . . . . . . . . .  4

          Consolidated Statements of Cash Flows -
           Three Months Ended September 30, 1997 and 1996. . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . 17

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . 25

Part II.  OTHER INFORMATION


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                         PART I - FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                 September 30,    June 30,
ASSETS                                               1997           1997
                                                     ----           ----

  Cash and cash equivalents                        $  2,165       $  6,027
  Investment securities                               6,500          6,500
  Finance receivables, net                          276,170        266,657
  Excess servicing receivable                       148,009        114,376
  Restricted cash                                    79,890         67,895
  Property and equipment, net                        15,901         13,884
  Goodwill                                            7,186          7,260
  Other assets                                       12,745         10,854
                                                   --------       --------

          Total assets                             $548,566       $493,453
                                                   --------       --------
                                                   --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Bank line of credit                            $ 97,000       $ 71,700
    Mortgage warehouse facility                       6,295            345
    Automobile receivables-backed notes              18,407         23,689
    9 1/4% Senior Notes                             125,000        125,000
    Notes payable                                     4,000          3,517
    Accrued taxes and expenses                       40,112         39,362
    Deferred income taxes                            20,114         13,304
                                                   --------       --------

          Total liabilities                         310,928        276,917
                                                   --------       --------
  Shareholders' equity:
    Common stock, $.01 par value
      per share; 120,000,000 shares
      authorized; 33,695,603 and
      33,255,173 shares issued                          337            333
    Additional paid-in capital                      210,465        203,544
    Unrealized gain on excess servicing
      receivable, net of income taxes                 3,709          2,954
    Retained earnings                                46,660         33,466
                                                   --------       --------
                                                    261,171        240,297
    Treasury stock, at cost
      (3,921,028 and 3,959,071 shares)              (23,533)       (23,761)
                                                   --------       --------
          Total shareholders' equity                237,638        216,536
                                                   --------       --------
    Total liabilities and shareholders'
      equity                                       $548,566       $493,453
                                                   --------       --------
                                                   --------       --------

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                        Consolidated Statements of Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)


                                          Three Months Ended
                                              September 30,
                                          ---------------------
                                          1997             1996
                                          ----             ----
Revenue:
  Finance charge income               $    13,061      $    10,764
  Gain on sale of receivables              26,042           12,590
  Servicing fee income                      8,713            3,643
  Investment income                         1,280              468
  Other income                                194              330
                                      -----------      -----------

                                           49,290           27,795
                                      -----------      -----------

Costs and expenses:
  Operating expenses                       20,091            9,827
  Provision for losses                      1,906            1,617
  Interest expense                          5,839            3,226
                                      -----------      -----------

                                           27,836           14,670
                                      -----------      -----------
Income before income taxes                 21,454           13,125

Income tax provision                        8,260            5,053
                                      -----------      -----------
  Net income                          $    13,194         $  8,072
                                      -----------      -----------
                                      -----------      -----------
Earnings per share                    $       .41         $    .27
                                      -----------      -----------
                                      -----------      -----------
Weighted average shares
  and share equivalents                31,991,958       30,118,939
                                      -----------      -----------
                                      -----------      -----------


                   The accompanying notes are an integral part of these consolidated financial statements

                              AMERICREDIT CORP.
                   Consolidated Statements of Cash Flows
                     (Unaudited, Dollars in Thousands)

                                                           Three Months Ended
                                                             September 30,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
Cash flows from operating activities:
   Net income                                           $  13,194     $   8,072
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                        853           433
         Provision for losses                               1,906         1,617
         Deferred income taxes                              8,121         4,501
         Gain on sale of auto receivables                 (24,852)      (12,590)
         Amortization of excess servicing receivable        9,655         5,493
         Changes in assets and liabilities:
           Other assets                                    (1,891)         (180)
           Accrued taxes and expenses                         750         7,361
                                                        ---------     ---------

Net cash provided by operating activities                   7,736        14,707
                                                        ---------     ---------

Cash flows from investing activities:
   Purchases of auto receivables                         (350,359)     (172,549)
   Originations of mortgage receivables                   (27,393)
   Principal collections and recoveries on
      receivables                                          10,118        18,727
   Net proceeds from sale of auto receivables             314,075       151,953
   Net proceeds from sale of mortgage receivables          24,969
   Purchases of property and equipment                     (2,028)       (1,120)
   Proceeds from maturities of investment
    securities                                                               55
   Increase in restricted cash                            (11,995)      (15,864)
                                                        ---------     ---------
Net cash used by investing activities                     (42,613)      (18,798)
                                                        ---------     ---------
Cash flows from financing activities:
   Borrowings on bank line of credit                      264,000       142,800
   Payments on bank line of credit                       (238,700)     (119,000)
   Net increase in mortgage warehouse facility              5,950
   Payments on automobile receivables-backed notes         (5,282)      (13,416)
   Payments on notes payable                                 (285)          (92)
   Proceeds from issuance of common stock                   5,332         1,962
   Purchase of treasury stock                                            (4,387)
                                                        ---------     ---------

Net cash provided by financing activities                  31,015         7,867
                                                        ---------     ---------

Net increase (decrease) in cash and cash
  equivalents                                              (3,862)        3,776

Cash and cash equivalents at beginning of period            6,027         2,145
                                                        ---------     ---------

Cash and cash equivalents at end of period              $   2,165     $   5,921
                                                        ---------     ---------
                                                        ---------     ---------



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

The consolidated financial statements as of September 30, 1997 and for the periods ended September 30, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1997 Annual Report to Shareholders.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                           September 30,    June 30,
                                               1997           1997
                                               ----           ----

Auto receivables                             $282,939       $275,249

Less allowance for losses                     (13,549)       (12,946)
                                             --------       --------

Auto receivables, net                         269,390        262,303

Mortgage receivables                            6,780          4,354
                                             --------       --------

Finance receivables, net                     $276,170       $266,657
                                             --------       --------
                                             --------       --------

A summary of the allowance for losses is as follows (in thousands):

                                               Three Months Ended
                                                  September 30,
                                             ----------------------
                                              1997            1996
                                             -------        -------

Balance at beginning of period               $12,946        $13,602
Provision for losses                           1,906          1,617
Acquisition fees                              11,365          6,572
Allowance related to auto receivables
  sold to Trusts                              (9,766)        (4,442)
Net charge-offs                               (2,902)        (4,751)
                                             -------        -------

Balance at end of period                     $13,549        $12,598
                                             -------        -------
                                             -------        -------


NOTE 3 - EXCESS SERVICING RECEIVABLE

As of September 30, 1997 and June 30, 1997, the Company was servicing $1,101,312,000 and $863,006,000, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts").

The components of excess servicing receivable are as follows (in thousands):

                                               September 30,  June 30,
                                                   1997         1997
                                               -------------  --------

Interest-only strips                             $ 77,503     $ 59,933
Subordinated interests:
  Retained asset-backed securities                 11,278       12,589
  Excess of auto receivables in Trusts
    over asset-backed securities outstanding       59,228       41,854
                                                 --------     --------

                                                 $148,009     $114,376
                                                 --------     --------
                                                 --------     --------

Excess servicing receivable consists of the following (in thousands):

                                                September 30,     June 30,
                                                    1997            1997
                                                -------------     --------
Estimated future excess cash flows before
   allowance for credit losses                    $257,812        $200,869
Allowance for credit losses                        (94,549)        (74,925)
                                                  --------        --------

Estimated future excess cash flows                 163,263         125,944
Discount to present value                          (15,254)        (11,568)
                                                  --------        --------

                                                  $148,009        $114,376
                                                  --------        --------
                                                  --------        --------

A summary of excess servicing receivable is as follows (in thousands):

                                                Three Months Ended
                                                  September 30,
                                              ----------------------
                                                1997          1996
                                              --------       -------
Balance at beginning of period                $114,376       $33,093
Additions                                       42,059        15,056
Increase in unrealized gain                      1,229
Amortization                                    (9,655)       (5,493)
                                              --------       -------

Balance at end of period                      $148,009       $42,656
                                              --------       -------
                                              --------       -------

NOTE 4 - DEBT

In October 1997, the Company entered into a restated revolving credit agreement with a group of banks under which the Company may borrow up to $310 million, subject to a defined borrowing base. Aggregate borrowings of $97,000,000 and $71,700,000 were outstanding as of September 30, 1997 and June 30, 1997, respectively. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest at various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in October 1998, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on payment of cash dividends and repurchase of common stock.

In October 1997, the Company entered into a funding agreement with a funding agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. Under the funding agreement, the Company transfers auto receivables to CP Funding Corp. ("CPFC"), a special purpose finance subsidiary of the Company, and CPFC in turn issues a note, collateralized by such auto receivables, to the funding agent. The funding agent provides funding under the note to CPFC pursuant to an advance formula and CPFC forwards the funds to the Company in consideration for the transfer of auto receivables. While CPFC is a consolidated subsidiary of the Company, CPFC is a separate legal entity and the auto receivables transferred to CPFC and the other assets of CPFC are legally owned by CPFC and not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the note bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the funding agent to CPFC. The funding agreement, which expires in October 1998, contains various covenants requiring certain minimum financial ratios and results.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Aggregate borrowings of $6,295,000 and $345,000 were outstanding as of September 30, 1997 and June 30, 1997, respectively. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest at LIBOR plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1998.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                  Three Months Ended
                                                     September 30,
                                                  ------------------
                                                   1997        1996
                                                  ------      ------

Interest costs (none capitalized)                 $8,630      $2,995
Income taxes                                          29           4

During the three months ended September 30, 1997, the Company entered into capital lease obligations of $768,000 for the purchase of certain equipment.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, replacing existing accounting standards. The new standard requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's basic earnings per share computed pursuant to the new standard would have been

 .45 and .28 for the three months ended September 30, 1997 and 1996, respectively. Diluted earnings per share computed pursuant to the new standard would not be materially different from earnings per share presented in the consolidated statements of income.

NOTE 7 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

The following supplemental schedules present consolidating financial information for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor
Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and
(v) the Company and its subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company on the equity method for purposes of the presentation set forth below. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

                               AmeriCredit Corp.
                         Consolidating Balance Sheet
                              September 30, 1997
                       (Unaudited, Dollars in Thousands)

                                          AmeriCredit
                                             Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                          -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents                  $             $     488       $  1,677        $              $  2,165
Investment securities                         6,500                                                        6,500
Finance receivables, net                                   255,329         20,841                        276,170
Excess servicing receivable                  (1,351)        11,383        137,977                        148,009
Restricted cash                                                            79,890                         79,890
Property and equipment, net                     152         15,749                                        15,901
Goodwill                                                     7,186                                         7,186
Other assets                                  6,231          5,316          1,198                         12,745
Due (to) from affiliates                    264,389       (165,641)       (98,748)
Investment in affiliates                     85,022              1              2         (85,025)
                                           --------      ---------       --------       ---------       --------

    Total assets                           $360,943      $ 129,811       $142,837        $(85,025)      $548,566
                                           --------      ---------       --------       ---------       --------
                                           --------      ---------       --------       ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit                        $             $  97,000       $               $              $ 97,000
Mortgage warehouse facility                                  6,295                                          6,295
Automobile receivables-backed
  notes                                                                    18,407                         18,407
9 1/4% Senior Notes                         125,000                                                      125,000
Notes payable                                 3,969             31                                         4,000
Accrued taxes and expenses                    5,451         32,701          1,960                         40,112
Deferred income taxes                       (11,115)        (6,483)        37,712                         20,114
                                           --------      ---------       --------       ---------       --------

  Total liabilities                         123,305        129,544         58,079                        310,928
                                           --------      ---------       --------       ---------       --------

Shareholders' equity:

Common stock                                    337            203              3            (206)           337
Additional paid-in capital                  210,465        108,336                       (108,336)       210,465
Unrealized gain on excess
  servicing receivable                        3,709                         3,709          (3,709)         3,709
Retained earnings                            46,660       (108,272)        81,046          27,226         46,660
                                           --------      ---------       --------       ---------       --------

                                            261,171            267         84,758         (85,025)       261,171

Treasury stock                              (23,533)                                                     (23,533)
                                           --------      ---------       --------       ---------       --------

  Total shareholders' equity                237,638            267         84,758         (85,025)       237,638
                                           --------      ---------       --------       ---------       --------

  Total liabilities and
    shareholders' equity                   $360,943      $ 129,811       $142,837       $ (85,025)      $548,566
                                           --------      ---------       --------       ---------       --------
                                           --------      ---------       --------       ---------       --------

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                                 June 30, 1997
                       (Unaudited, Dollars in Thousands)

                                         AmeriCredit
                                            Corp.     Guarantors   Non-Guarantors   Eliminations   Consolidated
                                         -----------  ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents                 $           $   3,988       $  2,039                       $  6,027
Investment securities                        6,500                                                      6,500
Finance receivables, net                                240,912         25,745                        266,657
Excess servicing receivable                   (777)      12,096        103,057                        114,376
Restricted cash                                                         67,895                         67,895
Property and equipment, net                    136       13,748                                        13,884
Goodwill                                                  7,260                                         7,260
Other assets                                 4,447        5,304          1,103                         10,854
Due (to) from affiliates                   277,369     (197,656)       (79,713)
Investment in affiliates                    56,764                                    $(56,764)
                                          --------    ---------       --------        --------       --------

    Total assets                          $344,439    $  85,652       $120,126        $(56,764)      $493,453
                                          --------    ---------       --------        --------       --------
                                          --------    ---------       --------        --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit                       $           $  71,700       $               $              $ 71,700
Mortgage warehouse facility                                 345                                           345
Automobile receivables-backed
  notes                                                                 23,689                         23,689
9 1/4% Senior Notes                        125,000                                                    125,000
Notes payable                                3,484           33                                         3,517
Deferred income taxes                       (8,669)      (5,547)        27,520                         13,304
Accrued taxes and expenses                   8,088       27,987          3,287                         39,362
                                          --------    ---------       --------        --------       --------

  Total liabilities                        127,903       94,518         54,496                        276,917
                                          --------    ---------       --------        --------       --------

Shareholders' equity:

Common stock                                   333          203              3            (206)           333
Additional paid-in capital                 203,544       98,336                        (98,336)       203,544
Unrealized gain on excess
  servicing receivable                       2,954                       2,954          (2,954)         2,954
Retained earnings                           33,466     (107,405)        62,673          44,732         33,466
                                          --------    ---------       --------        --------       --------

                                           240,297       (8,866)        65,630         (56,764)       240,297

Treasury stock                             (23,761)                                                   (23,761)
                                          --------    ---------       --------        --------       --------

  Total shareholders'equity                216,536       (8,866)        65,630         (56,764)       216,536
                                          --------    ---------       --------        --------       --------

  Total liabilities and
    shareholders' equity                  $344,439    $  85,652       $120,126        $(56,764)      $493,453
                                          --------    ---------       --------        --------       --------
                                          --------    ---------       --------        --------       --------

                                AmeriCredit Corp.

                         Consolidating Income Statement
                      Three Months Ended September 30, 1997
                        (Unaudited, Dollars in Thousands)

                                 AmeriCredit
                                     Corp.    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                 -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income            $           $12,084        $   977      $              $13,061
  Gain on sale of receivables       (1,737)      2,070         25,709                      26,042
  Servicing fee income                          11,380          1,760        (4,427)        8,713
  Investment income                  2,609          28          1,101        (2,458)        1,280
  Other income                                     118             76                         194
  Equity in income of
    affiliates                      17,502                                  (17,502)
                                   -------     -------        -------      --------       -------
                                    18,374      25,680         29,623       (24,387)       49,290
                                   -------     -------        -------      --------       -------
Costs and expenses:
  Operating expenses                 2,630      21,908            (20)       (4,427)       20,091
  Provision for losses                           1,906                                      1,906
  Interest expense                   3,174       3,567          1,556        (2,458)        5,839
                                   -------     -------        -------      --------       -------
                                     5,804      27,381          1,536        (6,885)       27,836
                                   -------     -------        -------      --------       -------

Income before income taxes          12,570      (1,701)        28,087       (17,502)       21,454

Provision for income taxes            (624)       (794)         9,678                       8,260
                                   -------     -------        -------      --------       -------
Net income                         $13,194     $  (907)       $18,409      $(17,502)      $13,194
                                   -------     -------        -------      --------       -------
                                   -------     -------        -------      --------       -------

                                AmeriCredit Corp.

                         Consolidating Income Statement
                      Three Months Ended September 30, 1996
                        (Unaudited, Dollars in Thousands)


                                 AmeriCredit
                                     Corp.    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                 -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income            $           $ 7,909        $ 2,855      $              $10,764
  Gain on sale of receivables                                  12,590                      12,590
  Servicing fee income                          11,848            124        (8,329)        3,643
  Investment income                  3,317         102            299        (3,250)          468
  Other income                          28         120            182                         330
  Equity in income of
    affiliates                       6,384                                   (6,384)
                                   -------     -------        -------      --------       -------
                                     9,729      19,979         16,050       (17,963)       27,795
                                   -------     -------        -------      --------       -------

Costs and expenses:
  Operating expenses                   948      17,235            (27)       (8,329)        9,827
  Provision for losses                           1,617                                      1,617
  Interest expense                      15       2,777          3,684        (3,250)        3,226
                                   -------     -------        -------      --------       -------
                                       963      21,629          3,657       (11,579)       14,670
                                   -------     -------        -------      --------       -------
Income before income taxes           8,766      (1,650)        12,393        (6,384)       13,125

Provision for income taxes             694          42          4,317                       5,053
                                   -------     -------        -------      --------       -------
Net income (loss)                  $ 8,072     $(1,692)       $ 8,076      $ (6,384)      $ 8,072
                                   -------     -------        -------      --------       -------
                                   -------     -------        -------      --------       -------

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1997
                        (Unaudited, Dollars in Thousands)

                                                  AmeriCredit
                                                     Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                  -----------  ----------  --------------  ------------  ------------
Cash flow from operating activities:
  Net income                                       $ 13,194    $    (907)    $  18,409      $ (17,502)    $  13,194
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                       6          847                                        853
      Provision for losses                                         1,906                                      1,906
      Deferred income taxes                            (625)      (1,446)       10,192                        8,121
      Gain on sale of auto receivables                1,737         (880)      (25,709)                     (24,852)
      Amortization of excess servicing
        receivable                                   (1,163)       2,783         8,035                        9,655
      Equity in income of affiliates                (17,502)                                   17,502
      Changes in assets and liabilities:
        Other assets                                 (1,784)         (12)          (95)                      (1,891)
        Accrued taxes and expenses                   (2,637)       4,714        (1,327)                         750
                                                   --------    ---------     ---------      ---------     ---------
Net cash provided by operating
    activities                                       (8,774)       7,005         9,505                        7,736
                                                   --------    ---------     ---------      ---------     ---------
Cash flows from investing activities:
  Purchases of auto receivables                                 (350,359)     (331,246)       331,246      (350,359)
  Originations of mortgage receivables                           (27,393)                                   (27,393)
  Principal collections and recoveries on
    receivables                                                    5,214         4,904                       10,118
  Net proceeds from sale of auto receivables                     331,246       314,075       (331,246)      314,075
  Net proceeds from sale of mortgage receivables                  24,969                                     24,969
  Purchases of property and equipment                   (22)      (2,006)                                    (2,028)
  Increase in restricted cash                                                  (11,995)                     (11,995)
  Net change in investment in affiliates            (10,000)      10,000
                                                   --------    ---------     ---------      ---------     ---------
Net cash used by investing
  activities                                        (10,022)      (8,329)      (24,262)                     (42,613)
                                                   --------    ---------     ---------      ---------     ---------
Cash flows from financing activities:
  Borrowings on bank line of credit                              264,000                                    264,000
  Payments on bank line of credit                               (238,700)                                  (238,700)
  Net increase in mortgage warehouse facility                      5,950                                      5,950
  Payments on automobile receivables-backed notes                               (5,282)                      (5,282)
  Payments on notes payable                            (283)          (2)                                      (285)
  Net change in due (to) from affiliates             13,747      (33,424)       19,677
  Proceeds from issuance of common stock              5,332                                                   5,332
                                                   --------    ---------     ---------      ---------     ---------
Net cash provided by financing
  activities                                         18,796       (2,176)       14,395                       31,015
                                                   --------    ---------     ---------      ---------     ---------
Net increase (decrease) in cash and
  cash equivalents                                                (3,500)         (362)                      (3,862)
Cash and cash equivalents at beginning of
  period                                                           3,988         2,039                        6,027
                                                   --------    ---------     ---------      ---------     ---------
Cash and cash equivalents at end of period         $           $     488     $   1,677      $             $   2,165
                                                   --------    ---------     ---------      ---------     ---------
                                                   --------    ---------     ---------      ---------     ---------

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1996
                        (Unaudited, Dollars in Thousands)


                                                  AmeriCredit
                                                     Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                  -----------  ----------  --------------  ------------  ------------
Cash flow from operating activities:
  Net income                                        $ 8,072    $  (1,692)    $   8,076      $  (6,384)    $   8,072
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                       6          427                                        433
      Provision for losses                                         1,617                                      1,617
      Deferred income taxes                            (372)         134         4,739                        4,501
      Gain on sale of auto receivables                           (12,590)      (12,590)
      Amortization of excess servicing
       receivable                                                  4,361         1,132                        5,493
      Equity in income of affilities                 (6,384)                                    6,384
      Changes in assets and liabilities:
        Other assets                                   (349)           9           160                         (180)
        Accrued taxes and expenses                   (2,429)       9,746            44                        7,361
                                                   --------    ---------     ---------      ---------     ---------
Net cash provided by operating
    activities                                       (1,456)      14,602         1,561                       14,707
                                                   --------    ---------     ---------      ---------     ---------


Cash flows from investing activities:
  Purchases of auto receivables                                 (172,549)     (154,419)       154,419      (172,549)
  Principal collections and recoveries on
    receivables                                                    6,012        12,715                       18,727
  Net proceeds from sale of auto receivables                     154,419       151,953       (154,419)      151,953
  Purchases of property and equipment                    (5)     (1,115)                                     (1,120)
  Proceeds from maturities of investment
    securities                                           55                                                      55
  Increase in restricted cash                                                  (15,864)                     (15,864)
  Net change in investment in affiliates              1,201       (1,201)
                                                   --------    ---------     ---------      ---------     ---------

Net cash used by investing activities                 1,251      (14,434)       (5,615)                     (18,798)
                                                   --------    ---------     ---------      ---------     ---------
Cash flows from financing activities:
  Borrowings on bank line of credit                              142,800                                    142,800
  Payments on bank line of credit                               (119,000)                                  (119,000)
  Payments on automobile receivables-
    backed notes                                                               (13,416)                     (13,416)
  Payments on notes payable                             (92)                                                    (92)
  Net change in due (to) from affiliates                782      (17,686)       16,904
  Proceeds from issuance of common stock              1,962                                                   1,962
  Purchase of treasury stock                         (4,387)                                                 (4,387)
                                                   --------    ---------     ---------      ---------     ---------
Net cash provided by financing
  activities                                         (1,735)       6,114         3,488                        7,867
                                                   --------    ---------     ---------      ---------     ---------
Net increase (decrease) in cash and
  cash equivalents                                   (1,940)       6,282          (566)                       3,776

Cash and cash equivalents at beginning of
  period                                             (4,913)         (87)        7,145                        2,145
                                                   --------    ---------     ---------      ---------     ---------
Cash and cash equivalents at end of period         $ (6,853)   $   6,195     $   6,579      $             $   5,921
                                                   --------    ---------     ---------      ---------     ---------
                                                   --------    ---------     ---------      ---------     ---------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates earnings and cash flow primarily through the purchase, securitization and servicing of auto receivables. The Company purchases auto finance contracts from franchised and select independent automobile dealerships. To fund the acquisition of receivables prior to securitization, the Company utilizes borrowings under its warehouse credit facilities. The Company generates finance charge income on its receivables pending securitization ("owned receivables") and pays interest expense on borrowings under its warehouse credit facilities.

The Company sells receivables to securitization trusts ("Trusts") or special purpose finance subsidiaries that, in turn, sell asset-backed securities to investors. By securitizing its receivables, the Company is able to lock in the gross interest rate spread between the yield on such receivables and the interest rate payable on the asset-backed securities. The Company recognizes a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

The Company typically begins to receive excess cash flow distributions approximately seven to nine months after the receivables are securitized, although these time periods may be shorter or longer depending upon the structure of the securitization. Prior to such time as the Company begins to receive excess cash flow, excess cash flow is utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company to protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flow is distributed to the Company. In addition to excess cash flow, the Company earns monthly servicing fee income of between 2.25% and 2.50% per annum of the outstanding principal balance of receivables securitized ("serviced receivables").

In November 1996, the Company acquired AmeriCredit Mortgage Services ("AMS", formerly Rancho Vista Mortgage Company"), which originates and sells home equity mortgage loans. The acquisition was accounted for as a purchase, and the results of operations for AMS have been included in the consolidated financial statements since the acquisition date. Receivables originated in this business are referred to as mortgage receivables. Such receivables are generally packaged and sold for cash on a servicing released, whole-loan basis. The Company recognizes a gain at the time of sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO
     THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                   Three Months Ended
                                      September 30,
                                   ------------------
                                    1997        1996
                                    ----        ----
Auto:
  Owned                          $  245,988    $218,667
  Serviced                        1,013,034     362,748
                                 ----------    --------

                                  1,259,022     581,415
Mortgage                              8,502
                                 ----------    --------

                                 $1,267,524    $581,415
                                 ----------    --------
                                 ----------    --------

Average managed receivables outstanding increased by 118% as a result of higher loan purchase volume. The Company purchased $355.1 million of auto loans during the three months ended September 30, 1997, compared to purchases of $175.9 million during the three months ended September 30, 1996. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 99 auto lending branch offices as of September 30, 1997, compared to 60 as of September 30, 1996.

The Company purchased $27.4 million of mortgage loans during the three months ended September 30, 1997.

Finance charge income consisted of the following (in thousands):

                                            Three Months Ended
                                               September 30,
                                            ------------------
                                           1997            1996
                                           ----            ----

Auto                                     $ 12,859        $ 10,764
Mortgage                                      202
                                         --------        --------

                                         $ 13,061        $ 10,764
                                         --------        --------
                                         --------        --------

The increase in finance charge income is due primarily to an increase of 12% in average owned auto receivables outstanding for the three months ended September 30, 1997 versus the three months ended September 30, 1996.

The Company's effective yield on its owned auto receivables increased to 20.7% for the three months ended September 30, 1997 from 19.5% for the three months ended September 30, 1996.

The gain on sale of receivables consists of the following (in thousands):

                                             Three Months Ended
                                                September 30,
                                             ------------------
                                             1997          1996
                                             ----          ----

Auto                                       $24,852       $12,590
Mortgage                                     1,190
                                           -------       -------

                                           $26,042       $12,590
                                           -------       -------
                                           -------       -------

The increase in gain on sale of auto receivables resulted from the sale of $332.5 million of receivables in the three months ended September 30, 1997 as compared to $155.2 million of receivables sold in the three months ended September 30, 1996. The gains amounted to 7.5% and 8.1% of the sales proceeds for the three months ended September 30, 1997 and 1996, respectively.

The gain on sale of mortgage receivables resulted from the sale of $25.0 million of mortgage receivables.

Servicing fee income increased to $8.7 million, or 3.4% of average serviced auto receivables, for the three months ended September 30, 1997, as compared to $3.6 million, or 4.0% of average serviced auto receivables, for the three months ended September 30, 1996. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables outstanding for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Investment income increased to $1,280,000 for the three months ended September 30, 1997 from $468,000 for the three months ended September 30, 1996 primarily as a result of higher restricted cash balances. Restricted cash is used as credit enhancement for the Trusts and increases as greater amounts of receivables are sold to the Trusts.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 6.3% (5.9% excluding operating expenses of $1.3 million related to the mortgage business) for the three months ended September 30, 1997 as compared to 6.7% for the three months ended September 30, 1996. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $10.3 million, or 104%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses increased to $1.9 million for the three months ended September 30, 1997 as compared to $1.6 million for the three months ended September 30, 1996 due to higher average owned auto receivables outstanding.

Interest expense increased to $5.8 million for the three months ended September 30, 1997 from $3.2 million for the three months ended September 30, 1996 due to higher debt levels and effective interest rates. Average debt outstanding was $243.4 million and $163.3 million for the three months ended September 30, 1997 and 1996, respectively. The Company's effective rate of interest paid on its debt increased to 9.5% from 7.8% as a result of the issuance of the 9 1/4% Senior Notes in February 1997.

The Company's effective income tax rate was 38.5% for the three months ended September 30, 1997 and 1996, respectively.

FINANCE RECEIVABLES

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheets as a reserve against estimated future losses in the owned auto receivables portfolio. The Company typically purchases individual finance contracts for a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of future credit losses expected over the life of the auto receivables sold.

The Company sells mortgage receivables for cash on a servicing released, whole-loan basis. Such receivables are generally held by the Company for less than 90 days. Accordingly, no allowance for losses is provided by the Company for the mortgage receivables.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collections data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provisions for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for accurately estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                           September 30,
                                                                1997
                                     ----------------------------------------------------------
                                                            Balance
                                       Auto                  Sheet      Auto          Managed
                                       Owned    Mortgage     Total    Serviced       Portfolio
                                     --------   --------   --------  ----------      ----------
Principal amount of receivables      $282,939   $  6,780   $289,719  $1,101,312      $1,384,251 (2)
                                                                     ----------      ----------
                                                                     ----------      ----------
Allowance for losses                  (13,549)              (13,549) $  (94,549)(1)  $ (108,098)(2)
                                     --------   --------   --------  ----------      ----------
                                                                     ----------      ----------

  Finance receivables, net           $269,390   $  6,780   $276,170
                                     --------   --------   --------
                                     --------   --------   --------

Number of outstanding contracts        25,594         55                108,294         133,888 (2)
                                     --------   --------             ----------      ----------
                                     --------   --------             ----------      ----------

Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $ 11,055   $123,272             $   10,170      $   10,339 (2)
                                     --------   --------             ----------      ----------
                                     --------   --------             ----------      ----------

Allowance for losses as a percentage
  of receivables                          4.8%                              8.6%            7.8%(2)
                                          ----                              ----            ----
                                          ----                              ----            ----

(1) The allowance for losses related to serviced auto receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

(2)  Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 60 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                                       September 30,
                                                   --------------------
                                                     1997        1996
                                                   -------      -------
Delinquent contracts                               $46,531      $22,446
Delinquent contracts as a percentage
  of managed auto receivables                          3.4%         3.5%
Contracts in repossession                          $18,571       $8,963
Contracts in repossession as a percentage
  of managed auto receivables                          1.3%         1.4%

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                        Three Months Ended
                                           September 30,
                                      --------------------
                                        1997          1996
                                      -------        ------
Net charge-offs:
  Owned                               $ 2,902        $4,751
  Serviced                             14,542         3,287
                                      -------        ------

                                      $17,444        $8,038
                                      -------        ------
                                      -------        ------

Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding                 5.5%          5.5%
                                          ---           ---
                                          ---           ---

The Company began its indirect automobile finance business in September 1992 and has grown its managed auto receivables portfolio to $1.4 billion as of September 30, 1997. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures and its portfolio growth rate moderates. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                         Three Months Ended
                                             September 30,
                                         ------------------
                                         1997          1996
                                         ----          ----

Operating activities                   $  7,736      $ 14,707
Investing activities                    (42,613)      (18,798)
Financing activities                     31,015         7,867
                                       --------      --------
Net(decrease)increase in
  cash and cash equivalents            $ (3,862)     $  3,776
                                       --------      --------
                                       --------      --------

The Company's primary sources of cash have been collections and recoveries on its receivables portfolio, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions, excess cash flow distributions from the Trusts and the issuance of its 9 1/4% Senior Notes.

In October 1997, the Company expanded its line of credit arrangement with a group of banks to provide for borrowings up to $310 million and extended the maturity of the facility to October 1998. The Company utilizes the line of credit to fund its auto lending activities and daily operations. A total of $97.0 million was outstanding under the line of credit as of September 30, 1997.

In October 1997, the Company entered into a funding agreement with a funding agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in October 1998.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base, to fund home equity loan originations. The facility expires in February 1998. A total of $6.3 million was outstanding under the mortgage warehouse facility as of September 30, 1997.

In August 1997, the Company completed its tenth securitization transaction with the issuance of $325 million of asset-backed securities through the AmeriCredit Automobile Receivables Trust 1997-C. The proceeds from the transaction were used to repay the borrowings then outstanding under the Company's bank line of credit.

The Company's primary use of cash has been purchases and originations of receivables. The Company purchased $355.1 million of auto finance contracts during the three months ended September 30, 1997 requiring cash of $350.4 million, net of acquisition fees and other items. The Company operated 99 auto lending branch offices as of September 30, 1997 and plans to open 26 additional branches in the remainder of fiscal 1998. The Company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.4 million had been purchased pursuant to this program through September 30, 1997. Certain restrictions contained in the Indenture pursuant to which the 9 1/4% Senior Notes were issued limit the amount of common stock which may be repurchased by the Company.

As of September 30, 1997, the Company had $8.7 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $75.6 million under its bank line of credit pursuant to the borrowing base requirement of such credit agreement. The Company estimates that it will require additional external capital for the remainder of fiscal 1998 in addition to these existing capital resources and collections and recoveries on its receivables portfolio and excess cash flow distributions from the Trusts in order to fund expansion of its lending activities, capital expenditures, and other costs and expenses.

The Company anticipates that such funding will be in the form of additional securitization transactions and the issuance of debt or equity securities. There can be no assurance that funding will be available to the Company through these sources, or if available, that it will be on terms acceptable to the Company.

Since the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. The Company utilizes several strategies to minimize the risk of interest rate fluctuations, including the use of hedging instruments, the regular sale of auto receivables to the Trusts and pre-funding securitizations, whereby the amount of asset-backed securities issued in a securitization exceeds the amount of receivables initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until the Company sells additional receivables to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the loans it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of receivables and the interest rate paid on the asset-backed securities outstanding. There can be no assurance that these strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures required pursuant to Item 305 of Regulation S-K are not yet effective for the Company. Such disclosures will be included in the Company's filings commencing with its Annual Report on Form 10-K for the year ending June 30, 1998.

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

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          11.1 Statement Re Computation of Per Share Earnings

          27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1997.

               Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended September 30, 1997 reporting monthly information related to securitization trusts.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AmeriCredit Corp.
                                 ---------------------------------------
                                               (Registrant)


Date:  November 12, 1997         By:       /s/  Daniel E. Berce
                                     -----------------------------------
                                                (Signature)

                                     Daniel E. Berce
                                     Chief Financial Officer