Form 10-Q
period 1997-12-31
AMERICREDIT CORP
filed 1998-02-13
CIK 804269

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                      FORM 10-Q

(Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997

                                          OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

Commission file number           1-10667
                       ---------------------------

                            AmeriCredit Corp.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Texas                                  75-2291093
-------------------------------                 ------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                 Identification No.)


              200 Bailey Avenue, Fort Worth, Texas   76107
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
There were 29,993,188 shares of common stock, $.01 par value outstanding as of January 31, 1998.

                                  AMERICREDIT CORP.
                                  INDEX TO FORM 10-Q

Part I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements                                   Page
                                                                      ----
            Consolidated Balance Sheets -
            December 31, 1997 and June 30, 1997. . . . . . . . . . .   3

            Consolidated Statements of Income -
            Three Months and Six Months Ended
            December 31, 1997 and 1996 . . . . . . . . . . . . . . .   4

            Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1997 and 1996. . . . . . .   5

            Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . .  17

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk . . . . . . . . . . . . . . . . . .  29

Part II.    OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . . . .  30

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .  30

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                            PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                  AMERICREDIT CORP.
                             Consolidated Balance Sheets
                          (Unaudited, Dollars in Thousands)

                                                       December 31,   June 30,
ASSETS                                                     1997         1997
                                                       ------------   --------
  Cash and cash equivalents                              $  2,267     $  6,027
  Investment securities                                     6,500        6,500
  Finance receivables, net                                257,791      266,657
  Excess servicing receivable                             179,788      114,376
  Restricted cash                                          76,170       67,895
  Property and equipment, net                              17,232       13,884
  Goodwill                                                  7,112        7,260
  Other assets                                             15,435       10,854
                                                         --------     --------
           Total assets                                  $562,295     $493,453
                                                         --------     --------
                                                         --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
      Bank line of credit                                $  2,100     $ 71,700
      Commercial paper warehouse facility                  95,989
      Mortgage warehouse facility                           7,281          345
      Automobile receivables-backed notes                  14,138       23,689
      9 1/4% Senior Notes                                 125,000      125,000
      Notes payable                                         4,458        3,517
      Accrued taxes and expenses                           38,619       39,362
      Deferred income taxes                                19,764       13,304
                                                         --------     --------
           Total liabilities                              307,349      276,917
                                                         --------     --------
  Shareholders' equity:
      Common stock, $.01 par value
        per share; 120,000,000 shares
        authorized; 33,841,815 and
        33,255,173 shares issued                              338          333
      Additional paid-in capital                          213,890      203,544
      Unrealized gain on excess servicing
        receivable, net of income taxes                     3,410        2,954
      Retained earnings                                    60,841       33,466
                                                         --------     --------
                                                          278,479      240,297
      Treasury stock, at cost
        (3,921,028 and 3,959,071 shares)                  (23,533)     (23,761)
                                                         --------     --------
           Total shareholders' equity                     254,946      216,536
                                                         --------     --------
      Total liabilities and shareholders'
        equity                                           $562,295     $493,453
                                                         --------     --------
                                                         --------     --------

                     The accompanying notes are an integral part
                      of these consolidated financial statements

                               AMERICREDIT CORP.
                       Consolidated Statements of Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                Three Months Ended        Six Months Ended
                                   December 31,             December 31,
                              ----------------------   ----------------------
                                 1997        1996         1997        1996
                              ----------  ----------   ----------  ----------
Revenue:
  Finance charge income          $13,129     $10,739     $ 26,190     $21,503
  Gain on sale of receivables     27,733      15,561       53,775      28,151
  Servicing fee income            10,478       4,599       19,191       8,242
  Investment income                1,290         684        2,570       1,152
  Other income                       308         292          502         622
                              ----------  ----------   ----------  ----------

                                  52,938      31,875      102,228      59,670
                              ----------  ----------   ----------  ----------

Costs and expenses:
  Operating expenses              21,825      11,920       41,916      21,747
  Provision for losses             1,849       1,614        3,755       3,231
  Interest expense                 6,206       3,386       12,045       6,612
                              ----------  ----------   ----------  ----------

                                  29,880      16,920       57,716      31,590
                              ----------  ----------   ----------  ----------

Income before income taxes        23,058      14,955       44,512      28,080

Income tax provision               8,877       5,757       17,137      10,810
                              ----------  ----------   ----------  ----------

  Net income                     $14,181     $ 9,198     $ 27,375     $17,270
                              ----------  ----------   ----------  ----------
                              ----------  ----------   ----------  ----------

Earnings per share:
  Basic                          $   .47     $   .32     $    .92     $   .61
                              ----------  ----------   ----------  ----------
                              ----------  ----------   ----------  ----------
  Diluted                        $   .44     $   .30     $    .85     $   .57
                              ----------  ----------   ----------  ----------
                              ----------  ----------   ----------  ----------

Weighted average shares
 outstanding                  29,890,355  28,653,775   29,684,960  28,513,145
                              ----------  ----------   ----------  ----------
                              ----------  ----------   ----------  ----------

Weighted average shares
 and assumed incremental
 shares                       32,406,559  30,678,189   32,199,267  30,398,569
                              ----------  ----------   ----------  ----------
                              ----------  ----------   ----------  ----------


                   The accompanying notes are an integral part
                    of these consolidated financial statements

                               AMERICREDIT CORP.
                     Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                          Six Months Ended
                                                             December 31,
                                                      -------------------------
                                                        1997             1996
                                                      ---------       ---------
Cash flows from operating activities:
  Net income                                          $  27,375       $  17,270
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                      1,914             904
       Provision for losses                               3,755           3,231
       Deferred income taxes                              9,643          10,682
       Gain on sale of auto receivables                 (51,531)        (27,851)
       Amortization of excess servicing receivable       23,118          12,117
       Changes in assets and liabilities:
         Other assets                                    (4,581)         (2,134)
         Accrued taxes and expenses                        (743)          9,195
                                                      ---------       ---------

Net cash provided by operating activities                 8,950          23,414
                                                      ---------       ---------

Cash flows from investing activities:
  Purchases of auto receivables                        (686,543)       (354,448)
  Originations of mortgage receivables                  (51,572)         (7,748)
  Principal collections and recoveries on
     receivables                                         14,862          36,147
  Net proceeds from sale of auto receivables            644,022         332,982
  Net proceeds from sale of mortgage receivables         48,129           4,839
  Purchases of property and equipment                    (3,571)         (1,624)
  Proceeds from maturities of investment
    securities                                                               55
  Increase in restricted cash                            (8,275)        (31,023)
                                                      ---------       ---------

Net cash used by investing activities                   (42,948)        (20,820)
                                                      ---------       ---------

Cash flows from financing activities:
  Borrowings on bank line of credit                     514,500         304,400
  Payments on bank line of credit                      (584,100)       (275,500)
  Net increase in commercial paper warehouse
   facility                                              95,989
  Net increase in mortgage warehouse facility             6,936             264
  Payments on automobile receivables-backed notes        (9,551)        (27,304)
  Payments on notes payable                                (602)           (221)
  Proceeds from issuance of common stock                  7,066           3,100
  Purchase of treasury stock                                             (4,387)
                                                      ---------       ---------


Net cash provided by financing activities                30,238             352
                                                      ---------       ---------

Net increase (decrease) in cash and cash
  equivalents                                            (3,760)          2,946

Cash and cash equivalents at beginning of period          6,027           2,145
                                                      ---------       ---------

Cash and cash equivalents at end of period            $   2,267       $   5,091
                                                      ---------       ---------
                                                      ---------       ---------

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

The consolidated financial statements as of December 31, 1997 and for the periods ended December 31, 1997 and 1996 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1997 Annual Report to Shareholders.

The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for the periods ended December 31, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share, replacing existing accounting standards. All prior period earnings per share and related weighted average share amounts have been restated to conform to the requirements of SFAS 128.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                        December 31,     June 30,
                                           1997            1997
                                           ----            ----
Auto receivables                          $261,333       $275,249

Less allowance for losses                  (11,350)       (12,946)
                                          --------       --------

Auto receivables, net                      249,983        262,303

Mortgage receivables                         7,808          4,354
                                          --------       --------

Finance receivables, net                  $257,791       $266,657
                                          --------       --------
                                          --------       --------

A summary of the allowance for losses is as follows (in thousands):

                                Three Months Ended     Six Months Ended
                                    December 31,          December 31,
                                ------------------    -------------------
                                   1997     1996        1997       1996
                                --------   -------    --------    -------
Balance at beginning of period  $ 13,549   $12,598    $ 12,946    $13,602
Provision for losses               1,849     1,614       3,755      3,231
Acquisition fees                  10,681     6,237      22,046     12,809
Allowance related to auto
  receivables sold to Trusts     (12,007)   (3,962)    (21,773)    (8,404)
Net charge-offs                   (2,722)   (4,314)     (5,624)    (9,065)
                                --------   -------    --------    -------

Balance at end of period        $ 11,350   $12,173    $ 11,350    $12,173
                                --------   -------    --------    -------
                                --------   -------    --------    -------


NOTE 3 - EXCESS SERVICING RECEIVABLE

As of December 31, 1997 and June 30, 1997, the Company was servicing $1,337.9 million and $863.0 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts").

The components of excess servicing receivable are as follows(in thousands):

                                             December 31,     June 30,
                                                1997            1997
                                             ------------     --------
Interest-only strips                           $101,357       $ 59,933
Subordinated interests:
  Retained asset-backed securities               10,424         12,589
  Excess of auto receivables in Trusts
    over asset-backed securities outstanding     68,007         41,854
                                               --------       --------
                                               $179,788       $114,376
                                               --------       --------
                                               --------       --------

Excess servicing receivable consists of the following (in thousands):

                                             December 31,     June 30,
                                                 1997           1997
                                             ------------     --------
Estimated future excess cash flows before
   allowance for credit losses                $ 311,354       $200,869
Allowance for credit losses                    (112,294)       (74,925)
                                              ---------       --------

Estimated future excess cash flows              199,060        125,944
Discount to present value                       (19,272)       (11,568)
                                              ---------       --------

                                              $ 179,788       $114,376
                                              ---------       --------
                                              ---------       --------


A summary of excess servicing receivable is as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                      December 31,           December 31,
                                 --------------------    --------------------
                                   1997        1996        1997        1996
                                 --------     -------    --------    --------
Balance at beginning of period   $148,009     $42,656    $114,376    $ 33,093
Additions                          45,730      23,748      87,789      38,804
Net change in unrealized gain        (488)                    741
Amortization                      (13,463)     (6,624)    (23,118)    (12,117)
                                 --------     -------    --------    --------

Balance at end of period         $179,788     $59,780    $179,788    $ 59,780
                                 --------     -------    --------    --------
                                 --------     -------    --------    --------

NOTE 4 - DEBT

In October 1997, the Company entered into a restated revolving credit agreement with a group of banks under which the Company may borrow up to $310 million, subject to a defined borrowing base. Aggregate borrowings of $2.1 million and $71.7 million were outstanding as of December 31, 1997 and June 30, 1997, respectively. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest at various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in October 1998, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on payment of cash dividends and repurchase of common stock.

In October 1997, the Company entered into a funding agreement with a funding agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. Aggregate borrowings of $96.0 million were outstanding as of December 31, 1997. Under the funding agreement, the Company transfers auto receivables to CP Funding Corp. ("CPFC"), a special purpose finance subsidiary of the Company, and CPFC in turn issues a note, collateralized by such auto receivables, to the funding agent. The funding agent provides funding under the note to CPFC pursuant to an advance formula and CPFC forwards the funds to the Company in consideration for the transfer of auto receivables. While CPFC is a consolidated subsidiary of the Company, CPFC is a separate legal entity and the auto receivables transferred to CPFC and the other assets of CPFC are legally owned by CPFC and not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the note bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the funding agent to CPFC. The funding agreement, which expires in October 1998, contains various covenants requiring certain minimum financial ratios and results.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Aggregate borrowings of $7.3 million and $.3 million were outstanding as of December 31, 1997 and June 30, 1997, respectively. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest at LIBOR plus 1%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. In February 1998, the Company extended the maturity of the facility to February 1999.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                              Six Months Ended
                                                December 31,
                                           ----------------------
                                             1997          1996
                                           -------        -------
Interest costs (none capitalized)          $12,661        $ 6,456
Income taxes                                 7,412            228

During the six months ended December 31, 1997 and 1996, the Company entered into capital lease obligations of $1,543,000 and $1,258,000 respectively, for the purchase of certain equipment.


NOTE 6 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

                                 AmeriCredit Corp.
                            Consolidating Balance Sheet
                                 December 31, 1997
                         (Unaudited, Dollars in Thousands)

                                   AmeriCredit
                                      Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   -----------   ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents          $             $  (1,025)     $   3,292       $               $  2,267
Investment securities                 6,500                                                        6,500
Finance receivables, net                           125,421        132,370                        257,791
Excess servicing receivable          (1,560)        10,670        170,678                        179,788
Restricted cash                                                    76,170                         76,170
Property and equipment, net             137         17,095                                        17,232
Goodwill                                             7,112                                         7,112
Other assets                          5,409          6,915          3,111                         15,435
Due (to) from affiliates            267,917       (161,635)      (106,282)
Investment in affiliates             95,361         13,921              2        (109,284)
                                   --------      ---------       --------       ---------       --------
    Total assets                   $373,764      $  18,474      $ 279,341       $(109,284)      $562,295
                                   --------      ---------       --------       ---------       --------
                                   --------      ---------       --------       ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit                $             $   2,100      $               $               $  2,100
Mortgage warehouse facility                          7,281                                         7,281
Commercial paper warehouse facility                                95,989                         95,989
Automobile receivables-backed
  notes                                                            14,138                         14,138
9 1/4% Senior Notes                 125,000                                                      125,000
Notes payable                         4,429             29                                         4,458
Accrued taxes and expenses            9,341         27,398          1,880                         38,619
Deferred income taxes               (19,952)       (11,034)        50,750                         19,764
                                   --------      ---------       --------       ---------       --------
  Total liabilities                 118,818         25,774        162,757                        307,349
                                   --------      ---------       --------       ---------       --------
Shareholders' equity:

Common stock                            338            203              3            (206)           338
Additional paid-in capital          213,890        108,336         13,921        (122,257)       213,890
Unrealized gain on excess
  servicing receivable                3,410                         3,410          (3,410)         3,410
Retained earnings                    60,841       (115,839)        99,250          16,589         60,841
                                   --------      ---------       --------       ---------       --------
                                    278,479         (7,300)       116,584        (109,284)       278,479

Treasury stock                      (23,533)                                                     (23,533)
                                   --------      ---------       --------       ---------       --------
  Total shareholders' equity        254,946         (7,300)       116,584        (109,284)       254,946
                                   --------      ---------       --------       ---------       --------
  Total liabilities and
    shareholders' equity           $373,764      $  18,474       $279,341       $(109,284)      $562,295
                                   --------      ---------       --------       ---------       --------
                                   --------      ---------       --------       ---------       --------

                                      11

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                                 June 30, 1997
                       (Unaudited, Dollars in Thousands)

                                   AmeriCredit
                                      Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   -----------   ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents          $             $   3,988       $  2,039        $               $  6,027
Investment securities                 6,500                                                         6,500
Finance receivables, net                           240,912         25,745                         266,657
Excess servicing receivable            (777)        12,096        103,057                         114,376
Restricted cash                                                    67,895                          67,895
Property and equipment, net             136         13,748                                         13,884
Goodwill                                             7,260                                          7,260
Other assets                          4,447          5,304          1,103                          10,854
Due (to) from affiliates            277,369       (197,656)       (79,713)
Investment in affiliates             56,764                                        (56,764)
                                   --------      ---------       --------        ---------       --------
    Total assets                   $344,439      $  85,652       $120,126        $ (56,764)      $493,453
                                   --------      ---------       --------        ---------       --------
                                   --------      ---------       --------        ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit                $             $  71,700       $               $               $ 71,700
Mortgage warehouse facility                            345                                            345
Automobile receivables-backed
  notes                                                            23,689                          23,689
9 1/4% Senior Notes                 125,000                                                       125,000
Notes payable                         3,484             33                                          3,517
Deferred income taxes                (8,669)        (5,547)        27,520                          13,304
Accrued taxes and expenses            8,088         27,987          3,287                          39,362
                                   --------      ---------       --------        ---------       --------
  Total liabilities                 127,903         94,518         54,496                         276,917
                                   --------      ---------       --------        ---------       --------
Shareholders' equity:

Common stock                            333            203              3             (206)           333
Additional paid-in capital          203,544         98,336                         (98,336)       203,544
Unrealized gain on excess
  servicing receivable                2,954                         2,954           (2,954)         2,954
Retained earnings                    33,466       (107,405)        62,673           44,732         33,466
                                   --------      ---------       --------        ---------       --------
                                    240,297         (8,866)        65,630          (56,764)       240,297

Treasury stock                      (23,761)                                                      (23,761)
                                   --------      ---------       --------        ---------       --------
  Total shareholders' equity        216,536         (8,866)        65,630          (56,764)       216,536
                                   --------      ---------       --------        ---------       --------
  Total liabilities and
    shareholders' equity           $344,439      $  85,652       $120,126        $ (56,764)      $493,453
                                   --------      ---------       --------        ---------       --------
                                   --------      ---------       --------        ---------       --------

                                 AmeriCredit Corp.
                          Consolidating Income Statement
                          Six Months Ended December 31, 1997
                         (Unaudited, Dollars in Thousands)

                                   AmeriCredit
                                      Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                   -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income             $            $ 20,213       $ 5,977       $             $ 26,190
  Gain on sale of receivables        (4,903)        3,321        55,357                       53,775
  Servicing fee income                             42,256         3,721        (26,786)       19,191
  Investment income                  14,920           127         2,211        (14,688)        2,570
  Other income                                        344           158                          502
  Equity in income of
   affiliates                        28,143                                    (28,143)
                                    -------      --------       -------       --------      --------
                                     38,160        66,261        67,424        (69,617)      102,228
                                    -------      --------       -------       --------      --------
Costs and expenses:
  Operating expenses                  4,948        63,758            (4)       (26,786)       41,916
  Provision for losses                              3,755                                      3,755
  Interest expense                    6,318        12,462         7,953        (14,688)       12,045
                                    -------      --------       -------       --------      --------
                                     11,266        79,975         7,949        (41,474)       57,716
                                    -------      --------       -------       --------      --------
Income before income taxes           26,894       (13,714)       59,475        (28,143)       44,512

Provision for income taxes             (481)       (5,280)       22,898                       17,137
                                    -------      --------       -------       --------      --------
Net income                          $27,375      $ (8,434)      $36,577       $(28,143)     $ 27,375
                                    -------      --------       -------       --------      --------
                                    -------      --------       -------       --------      --------

                                 AmeriCredit Corp.
                          Consolidating Income Statement
                          Six Months Ended December 31, 1996
                         (Unaudited, Dollars in Thousands)

                                   AmeriCredit
                                      Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                   -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income             $             $16,339       $ 5,164       $              $21,503
  Gain on sale of receivables                         300        27,851                       28,151
  Servicing fee income                             24,032         1,625        (17,415)        8,242
  Investment income                   6,775            89           904         (6,616)        1,152
  Other income                           28           260           334                          622
  Equity in income of
    affiliates                       13,593                                    (13,593)
                                    -------       -------       -------       --------       -------
                                     20,396        41,020        35,878        (37,624)       59,670
                                    -------       -------       -------       --------       -------
Costs and expenses:
  Operating expenses                  2,144        35,885         1,133        (17,415)       21,747
  Provision for losses                              3,231                                      3,231
  Interest expense                       26         7,839         5,363         (6,616)        6,612
                                    -------       -------       -------       --------       -------
                                      2,170        46,955         6,496        (24,031)       31,590
                                    -------       -------       -------       --------       -------
Income before income taxes           18,226        (5,935)       29,382        (13,593)       28,080

Income tax provision                    956           139         9,715                       10,810
                                    -------       -------       -------       --------       -------
Net income                          $17,270       $(6,074)      $19,667       $(13,593)      $17,270
                                    -------       -------       -------       --------       -------
                                    -------       -------       -------       --------       -------

                                 AmeriCredit Corp.
                        Consolidating Statement of Cash Flow
                          Six Months Ended December 31, 1997
                         (Unaudited, Dollars in Thousands)

                                                AmeriCredit
                                                   Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                ----------   ----------  --------------  ------------  ------------
Cash flows from operating activities:
  Net income                                     $ 27,375    $  (8,434)    $  36,577      $ (28,143)    $  27,375
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                      22        1,892                                      1,914
    Provision for losses                                         3,755                                      3,755
    Deferred income taxes                          (7,771)      (5,487)       22,901                        9,643
    Gain on sale of auto receivables                4,903       (1,077)      (55,357)                     (51,531)
    Amortization of excess servicing
     receivable                                    (4,120)       2,503        24,735                       23,118
    Equity in income of affiliates                (28,143)                                   28,143
    Changes in assets and liabilities:
      Other assets                                   (962)      (1,611)       (2,008)                      (4,581)
      Accrued taxes and expenses                    1,253         (589)       (1,407)                        (743)
                                                 --------    ---------     ---------      ---------     ---------
Net cash provided (used) by operating
 activities                                        (7,443)      (9,048)       25,441                        8,950
                                                 --------    ---------     ---------      ---------     ---------
Cash flows from investing activities:
  Purchases of auto receivables                               (686,543)     (795,637)       795,637      (686,543)
  Originations of mortgage receivables                         (51,572)                                   (51,572)
  Principal collections and recoveries on
   receivables                                                   6,085         8,777                       14,862
  Net proceeds from sale of auto receivables                   795,637       644,022       (795,637)      644,022
  Net proceeds from sale of mortgage receivables                48,129                                     48,129
  Purchases of property and equipment                 (23)      (3,548)                                    (3,571)
  Increase in restricted cash                                                 (8,275)                      (8,275)
  Net change in investment in affiliates           (9,998)      (3,921)           (2)        13,921
                                                 --------    ---------     ---------      ---------     ---------
Net cash provided (used) by investing
 activities                                       (10,021)     104,267      (151,115)        13,921       (42,948)
                                                 --------    ---------     ---------      ---------     ---------
Cash flows from financing activities:
  Borrowings on bank line of credit                            514,500                                    514,500
  Payments on bank line of credit                             (584,100)                                  (584,100)
  Net increase in commercial paper warehouse
   facility                                                                   95,989                       95,989
  Net increase in mortgage warehouse facility                    6,936                                      6,936
  Payments on automobile receivables-
   backed notes                                                               (9,551)                      (9,551)
  Payments on notes payable                          (598)          (4)                                      (602)
  Net change in due (to) from affiliates           10,996      (37,564)       26,568
  Proceeds from issuance of common stock            7,066                     13,921        (13,921)        7,066
                                                 --------    ---------     ---------      ---------     ---------

Net cash provided (used) by financing
 activities                                        17,464     (100,232)      126,927        (13,921)       30,238
                                                 --------    ---------     ---------      ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                                               (5,013)        1,253                       (3,760)

Cash and cash equivalents at beginning of
 period                                                          3,988         2,039                        6,027
                                                 --------    ---------     ---------      ---------     ---------
Cash and cash equivalents at end of period       $           $  (1,025)    $   3,292      $             $   2,267
                                                 --------    ---------     ---------      ---------     ---------
                                                 --------    ---------     ---------      ---------     ---------

                                 AmeriCredit Corp.
                        Consolidating Statement of Cash Flow
                         Six Months Ended December 31, 1996
                         (Unaudited, Dollars in Thousands)

                                                AmeriCredit
                                                   Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                ----------   ----------  --------------  ------------  ------------
Cash flows from operating activities:
  Net income                                     $ 17,270    $  (6,074)    $  19,667      $ (13,593)    $  17,270
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                      16          888                                        904
    Provision for losses                                         3,231                                      3,231
    Deferred income taxes                           3,718       (3,174)       10,138                       10,682
    Gain on sale of auto receivables                                         (27,851)                     (27,851)
    Amortization of excess servicing
     receivable                                                  2,943         9,174                       12,117
    Equity in income of affiliates                (13,593)                                   13,593
    Changes in assets and liabilities:
      Other assets                                   (487)        (119)       (1,528)                      (2,134)
      Accrued taxes and expenses                   (1,974)      11,037           132                        9,195
                                                 --------    ---------     ---------       ---------    ---------
Net cash provided by operating
 activities                                         4,950        8,732         9,732                       23,414
                                                 --------    ---------     ---------       ---------    ---------
Cash flows from investing activities:
  Purchases of auto receivables                               (354,448)     (343,935)       343,935      (354,448)
  Originations of mortgage receivables                          (7,748)                                    (7,748)
  Principal collections and recoveries on
   receivables                                                  13,484        22,663                       36,147
  Net proceeds from sale of auto receivables                   343,935       332,982       (343,935)      332,982
  Net proceeds from sale of mortgage
   receivables                                                   4,839                                      4,839
  Purchases of property and equipment               1,273       (2,897)                                    (1,624)
  Proceeds from maturities of investment
   securities                                          55                                                      55
  Increase in restricted cash                                                (31,023)                     (31,023)
   Net change in investment in affiliates             942         (942)
                                                 --------    ---------     ---------       ---------    ---------
Net cash provided (used) by investing
 activities                                         2,270       (3,777)      (19,313)                     (20,820)
                                                 --------    ---------     ---------       ---------    ---------
Cash flows from financing activities:
  Borrowings on bank line of credit                            304,400                                    304,400
  Payments on bank line of credit                             (275,500)                                  (275,500)
  Net increase in mortgage warehouse facility                      264                                        264
  Payments on automobile receivables-
   backed notes                                                              (27,304)                     (27,304)
  Payments on notes payable                          (221)                                                   (221)
  Net change in due (to) from affiliates           (9,178)     (25,570)       34,748
  Proceeds from issuance of common stock            3,100                                                   3,100
  Purchase of treasury stock                       (4,387)                                                 (4,387)
                                                 --------    ---------     ---------       ---------    ---------
Net cash provided (used) by financing
 activities                                       (10,686)       3,594         7,444                          352
                                                 --------    ---------     ---------       ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                  (3,466)       8,549        (2,137)                       2,946

Cash and cash equivalents at beginning of
 period                                            (4,913)         (87)        7,145                        2,145
                                                 --------    ---------     ---------       ---------    ---------
Cash and cash equivalents at end of period       $ (8,379)   $   8,462     $   5,008       $            $   5,091
                                                 --------    ---------     ---------       ---------    ---------
                                                 --------    ---------     ---------       ---------    ---------

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

In November 1996, the Company acquired AmeriCredit Mortgage Services ("AMS"), which originates and sells home equity mortgage loans. The acquisition was accounted for as a purchase, and the results of operations for AMS have been included in the consolidated financial statements since the acquisition date. Receivables originated in this business are referred to as mortgage receivables. Such receivables are generally packaged and sold for cash on a servicing released, whole-loan basis. The Company recognizes a gain at the time of sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO
      THREE MONTHS ENDED DECEMBER 31, 1996

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                     Three Months Ended
                                                         December 31,
                                                  -------------------------
                                                      1997            1996
                                                      ----            ----
Auto:
  Owned                                           $  244,597       $215,644
  Serviced                                         1,248,876        486,087
                                                  ----------       --------
                                                   1,493,473        701,731
Mortgage                                              14,565          4,753
                                                  ----------       --------
                                                  $1,508,038       $706,484
                                                  ----------       --------
                                                  ----------       --------


Average managed receivables outstanding increased by 113% as a result of higher loan purchase volume. The Company purchased $341.2 million of auto loans during the three months ended December 31, 1997, compared to purchases of $183.5 million during the three months ended December 31, 1996. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 108 auto lending branch offices as of December 31, 1997, compared to 66 as of December 31, 1996.

The Company purchased $24.2 million of mortgage loans during the three months ended December 31, 1997 as compared to $7.7 million from the date of acquisition of AMS through December 31, 1996.

Finance charge income consisted of the following (in thousands):

                                           Three Months Ended
                                               December 31,
                                         -----------------------
                                           1997          1996
                                           ----          ----
Auto                                     $ 12,786       $ 10,708
Mortgage                                      343             31
                                         --------       --------
                                         $ 13,129       $ 10,739
                                         --------       --------
                                         --------       --------


The increase in finance charge income is due primarily to a 13% increase in average owned auto receivables outstanding for the three months ended December 31, 1997 versus the three months ended December 31, 1996.

The Company's effective yield on its owned auto receivables increased to 20.7% for the three months ended December 31, 1997 from 19.7% for the three months ended December 31, 1996.

The gain on sale of receivables consists of the following (in thousands):

                                            Three Months Ended
                                               December 31,
                                           ---------------------
                                            1997          1996
                                            ----          ----
Auto                                       $26,679       $15,261
Mortgage                                     1,054           300
                                           -------       -------
                                           $27,733       $15,561
                                           -------       -------
                                           -------       -------

The increase in gain on sale of auto receivables resulted from the sale of $350.0 million of receivables in the three months ended December 31, 1997 as compared to $190.4 million of receivables sold in the three months ended December 31, 1996. The gains amounted to 7.6% and 8.0% of the sales proceeds for the three months ended December 31, 1997 and 1996, respectively.

The gain on sale of mortgage receivables resulted from the sale of $23.2 million of mortgage receivables in the three months ended December 31, 1997 as compared to $4.8 million of mortgage receivables sold from the date of acquisition of AMS through December 31, 1996.

Servicing fee income increased to $10.5 million, or 3.3% of average serviced auto receivables, for the three months ended December 31, 1997, as compared to $4.6 million, or 3.8% of average serviced auto receivables, for the three months ended December 31, 1996. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables outstanding for the three months ended December 31, 1997 compared to the three months ended December 31, 1996.

Investment income increased to $1.3 million for the three months ended December 31, 1997 from $.7 million for the three months ended December 31, 1996 primarily as a result of higher restricted cash balances. Restricted cash is used as credit enhancement for the Trusts and generally increases as greater amounts of receivables are sold to the Trusts.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed auto receivables outstanding decreased to 5.8% (5.5% excluding operating expenses of $1.3 million related to the mortgage business) for the three months ended December 31, 1997 as compared to 6.7% (6.5% excluding operating expenses of $.4 million related to the mortgage business) for the three months ended December 31, 1996. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $9.9 million, or 83%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses increased to $1.8 million for the three months ended December 31, 1997 as compared to $1.6 million for the three months ended December 31, 1996 due to higher average owned auto receivables outstanding.

Interest expense increased to $6.2 million for the three months ended December 31, 1997 from $3.4 million for the three months ended December 31, 1996 due to higher debt levels and effective interest rates. Average debt outstanding was $271.7 million and $169.3 million for the three months ended December 31, 1997 and 1996, respectively. The Company's effective rate of interest paid on its debt increased to 9.1% from 7.9% as a result of the issuance of the 9 1/4% Senior Notes in February 1997.

The Company's effective income tax rate was 38.5% for the three months ended December 31, 1997 and 1996, respectively.


SIX MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO
    SIX MONTHS ENDED DECEMBER 31, 1996

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                      Six Months Ended
                                                         December 31,
                                                  -------------------------
                                                      1997           1996
                                                      ----           ----
Auto:
  Owned                                           $  245,296       $217,156
  Serviced                                         1,130,318        424,366
                                                  ----------       ---------
                                                   1,375,614        641,522
Mortgage                                              11,534          4,753
                                                  ----------       ---------
                                                  $1,387,148       $646,275
                                                  ----------       ---------
                                                  ----------       ---------


Average managed receivables outstanding increased by 115% as a result of higher loan purchase volume. The Company purchased $696.3 million of auto loans during the six months ended December 31, 1997, compared to purchases of $359.4 million during the six months ended December 31, 1996. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 108 auto lending branch offices as of December 31, 1997, compared to 66 as of December 31, 1996.

The Company purchased $51.6 million of mortgage loans during the six months ended December 31, 1997 as compared to $7.7 million from the date of acquisition of AMS through December 31, 1996.

Finance charge income consisted of the following (in thousands):

                                               Six Months Ended
                                                  December 31,
                                            -------------------------
                                              1997             1996
                                              ----             ----
Auto                                        $ 25,645         $ 21,472
Mortgage                                         545               31
                                            --------         --------
                                            $ 26,190         $ 21,503
                                            --------         --------
                                            --------         --------

The increase in finance charge income is due primarily to an increase of 13% in average owned auto receivables outstanding for the six months ended December 31, 1997 versus the six months ended December 31, 1996.

The Company's effective yield on its owned auto receivables increased to 20.7% for the six months ended December 31, 1997 from 19.6% for the six months ended December 31, 1996.

The gain on sale of receivables consists of the following (in thousands):

                                             Six Months Ended
                                               December 31,
                                           --------------------
                                            1997          1996
                                            -----         ----
Auto                                       $51,531       $27,851
Mortgage                                     2,244           300
                                           -------       -------
                                           $53,775       $28,151
                                           -------       -------
                                           -------       -------


The increase in gain on sale of auto receivables resulted from the sale of $682.5 million of receivables in the six months ended December 31, 1997 as compared to $345.6 million of receivables sold in the six months ended December 31, 1996. The gains amounted to 7.6% and 8.1% of the sales proceeds for the six months ended December 31, 1997 and 1996, respectively.

The gain on sale of mortgage receivables resulted from the sale of $48.1 million of mortgage receivables in the six months ended December 31, 1997 as compared to $4.8 million of mortgage receivables sold from the date of acquisition of AMS through December 31, 1996.

Servicing fee income increased to $19.2 million, or 3.4% of average serviced auto receivables, for the six months ended December 31, 1997, as compared to $8.2 million, or 3.9% of average serviced auto receivables, for the six months ended December 31, 1996. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is primarily due to the increase in average serviced auto receivables outstanding for the six months ended December 31, 1997 compared to the six months ended December 31, 1996.

Investment income increased to $2.6 million for the six months ended December 31, 1997 from $1.2 million for the six months ended December 31, 1996 primarily as a result of higher restricted cash balances. Restricted cash is used as credit enhancement for the Trusts and generally increases as greater amounts of receivables are sold to the Trusts.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 6.0% (5.7% excluding operating expenses of $2.6 million related to the mortgage business) for the six months ended December 31, 1997 as compared to 6.7% (6.6% excluding operating expenses of $.4 million related to the mortgage business) for the six months ended December 31, 1996. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $20.2 million, or 93%, primarily due to the addition of auto lending branch offices and management, auto loan processing and servicing staff and the recently acquired mortgage business.

The provision for losses increased to $3.8 million for the six months ended December 31, 1997 as compared to $3.2 million for the six months ended December 31, 1996 due to higher average owned auto receivables outstanding.

Interest expense increased to $12.0 million for the six months ended December 31, 1997 from $6.6 million for the six months ended December 31, 1996 due to higher debt levels and effective interest rates. Average debt outstanding was $257.6 million and $165.7 million for the six months ended December 31, 1997 and 1996, respectively. The Company's effective rate of interest paid on its debt increased to 9.3% from 7.9% as a result of the issuance of the 9 1/4% Senior Notes in February 1997.

The Company's effective income tax rate was 38.5% for the six months ended December 31, 1997 and 1996, respectively.

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

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provisions for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for accurately estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):


                                                         December 31,
                                                             1997
                                     -------------------------------------------------------------
                                                            Balance
                                       Auto                  Sheet       Auto             Managed
                                       Owned     Mortgage    Total      Serviced         Portfolio
                                       -----     --------    -----      --------         ---------
Principal amount of receivables      $261,333    $ 7,808    $269,141   $1,337,940       $1,599,273 (2)
                                                                       ----------       ----------
                                                                       ----------       ----------
Allowance for losses                  (11,350)               (11,350)  $ (112,294) (1)  $ (123,644)(2)
                                     --------    -------    --------   ----------       ----------
                                                                       ----------       ----------
  Finance receivables, net           $249,983    $ 7,808    $257,791
                                     --------    -------    --------
                                     --------    -------    --------
Number of outstanding contracts        23,538         72                  129,420          152,958 (2)
                                     --------   --------               ----------       ----------
                                     --------   --------               ----------       ----------
Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $ 11,103   $108,444               $   10,338       $   10,456 (2)
                                     --------   --------               ----------       ----------
                                     --------   --------               ----------       ----------
Allowance for losses as a percentage
  of receivables                          4.3%                                8.4%             7.7%(2)
                                          ---                                 ---              ---
                                          ---                                 ---              ---

(1) The allowance for losses related to serviced auto receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

(2)    Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 60 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                                       December 31,
                                                   --------------------
                                                     1997         1996
                                                     ----         ----
Delinquent contracts                               $57,186      $28,251
Delinquent contracts as a percentage
  of managed auto receivables                          3.6%         3.7%
Contracts in repossession                          $22,012      $12,149
Contracts in repossession as a percentage
  of managed auto receivables                          1.4%         1.6%


In accordance with its policies and guidelines, the Company at times offers payment deferrals to customers, whereby the customer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a percentage of average managed auto receivables were 4.7% and 4.9% for the three months ended December 31, 1997 and 1996, respectively, and 9.1% and 8.9% for the six months ended December 31, 1997 and 1996, respectively.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                             Three Months Ended         Six Months Ended
                                December 31,               December 31,
                            ---------------------      -------------------
                              1997          1996         1997        1996
                              ----          ----         ----        ----
Net charge-offs:
  Owned                     $ 2,722        $4,314      $ 5,624     $ 9,065
  Serviced                   17,907         5,397       32,449       8,684
                            -------        ------      -------     -------
                            $20,629        $9,711      $38,073     $17,749
                            -------        ------      -------     -------
                            -------        ------      -------     -------
Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding       5.5%          5.5%         5.5%       5.5%
                            -------        ------      -------     -------
                            -------        ------      -------     -------


The Company began its indirect automobile finance business in September 1992 and has grown its managed auto receivables portfolio to $1.6 billion as of December 31, 1997. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures and its portfolio growth rate moderates. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                          Six Months Ended
                                            December 31,
                                     --------------------------
                                       1997             1996
                                       ----             ----
Operating activities                 $  8,950         $ 23,414
Investing activities                  (42,948)         (20,820)
Financing activities                   30,238              352
                                     --------         --------
Net(decrease)increase in
  cash and cash equivalents          $ (3,760)        $  2,946
                                     --------         --------
                                     --------         --------

The Company's primary sources of cash have been collections and recoveries on its receivables portfolio, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions, excess cash flow distributions from the Trusts and the issuance of its 9 1/4% Senior Notes.

The Company's line of credit arrangement with a group of banks provides for borrowings up to $310 million, subject to a defined borrowing base. The Company utilizes the line of credit to fund its auto lending activities and daily operations. The facility matures in October 1998. A total of $2.1 million was outstanding under the line of credit as of December 31, 1997.

In October 1997, the Company entered into a funding agreement with a funding agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in October 1998. A total of $96.0 million was outstanding under this facility as of December 31, 1997.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base, to
fund mortgage loan originations.   In February 1998, the Company extended the
maturity of this facility to February 1999. A total of $7.3 million was outstanding under the mortgage warehouse facility as of December 31, 1997.

In November 1997, the Company completed its eleventh securitization transaction with the issuance of $400 million of asset-backed securities through the AmeriCredit Automobile Receivables Trust 1997-D. The proceeds from the transaction were used to repay the borrowings then outstanding under the Company's warehouse facilities.

In January 1998, the Company issued an additional $50 million of its 9 1/4% Senior Notes which are due in February 2004. These additional notes have substantially the same terms as the Company's original $125 million of 9 1/4% Senior Notes issued in February 1997.

The Company's primary use of cash has been purchases and originations of receivables. The Company purchased $696.3 million of auto finance contracts during the three months ended December 31, 1997 requiring cash of $686.5 million, net of acquisition fees and other items. The Company operated 108 auto lending branch offices as of December 31, 1997 and plans to open 17 additional branches in the remainder of fiscal 1998. The Company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.3 million had been purchased pursuant to this program through December 31, 1997, although no common stock has been repurchased since September 1996. Certain restrictions contained in the Indenture pursuant to which the 9 1/4% Senior Notes were issued limit the amount of common stock which may be repurchased by the Company.

As of December 31, 1997, the Company had $8.8 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $77.5 million under its bank line of credit pursuant to the borrowing base requirement of such credit agreement and issued an additional $50 million of its 9 1/4% Senior Notes in January 1998. The Company estimates that it will require additional external capital for the remainder of fiscal 1998 in addition to these existing capital resources and collections and recoveries on its receivables portfolio and excess cash flow distributions from the Trusts in order to fund expansion of its lending activities, capital expenditures, and other costs and expenses.

The Company anticipates that such funding will be in the form of additional securitization transactions. There can be no assurance that funding will be available to the Company through these sources, or if available, that it will be on terms acceptable to the Company.

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

YEAR 2000 ISSUE

The Company is in the preliminary stages of investigating the impact of the year 2000 issue and developing a remediation plan. The year 2000 issue is whether the Company's or its vendors' computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is in the process of conducting an initial assessment of applicable computer systems to identify the systems that could be affected by the year 2000 issue and has determined that modification or replacement of portions of existing software will be required. The Company is utilizing both internal and external resources to identify, modify or replace and test systems for year 2000 compliance. The Company plans to complete application modifications and upgrades by December 31, 1998, with testing to take place in the first quarter of calendar year 1999. While the Company has not yet fully evaluated the cost of year 2000 compliance, such costs are not expected to be material to the Company's results of operations and liquidity.

The Company presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, would not have an adverse effect on the Company's systems or operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed above are forward looking statements that involve risks and uncertainties including competitive factors, the management of growth, and other risks detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended June 30, 1997. Such statements are only predictions and actual events or results may differ materially.

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

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 5, 1997, the Company held its Annual Meeting of Shareholders. The shareholders voted upon the election of eight directors, an amendment to increase the number of shares reserved under the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. (the "1995 Plan") and the ratification of the appointment of the Company's independent auditors. Each of the eight nominees identified in the Company's proxy statement, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next annual meeting or until their successors are duly elected and qualified. The shareholders approved the amendment to the 1995 Plan, with 12,362,669 shares voting in favor, 8,620,234 shares voting against and 91,479 shares withheld. The Company's selection of independent auditors was also ratified.

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          10.1 Restated Revolving Credit Agreement, dated as of October 3,1997, between AmeriCredit Corp. and subsidiaries, Wells Fargo Bank (Texas), National Association, Bank One Texas, N.A. and other banks named therein.

          10.2 Sale and Servicing Agreement, dated as of October 8, 1997, between CP Funding Corp., AmeriCredit

                 Financial Services, Inc., and The Chase Manhattan Bank.

          10.3 Funding Agreement, dated as of October 8, 1997, between CP Funding Corp., Park Avenue Receivables Corporation, The Chase Manhattan Bank, and other financial institutions named therein.

          11.1   Statement Re Computation of Per Share Earnings

          27.1   Financial Data Schedule

          (b)    Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1997.

                 Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended December 31, 1997 reporting monthly information related to securitization trusts.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             AmeriCredit Corp.
                                 -----------------------------------------
                                               (Registrant)


Date:  February 13, 1998      By:         /s/  Daniel E. Berce
                                 -----------------------------------------
                                                (Signature)

                                 Daniel E. Berce
                                 Chief Financial Officer