Form 10-Q
period 1998-03-31
AMERICREDIT CORP
filed 1998-05-15
CIK 804269

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-10667

                                AMERICREDIT CORP.
             (Exact name of registrant as specified in its charter)

            TEXAS                                   75-2291093
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                Identification No.)

                200 BAILEY AVENUE, FORT WORTH, TEXAS   76107
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

There were 30,558,658 shares of common stock, $.01 par value outstanding as of April 30, 1998.

                                  AMERICREDIT CORP.

                                  INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                        Page
                                                                           ----
           Consolidated Balance Sheets -
           March 31, 1998 and June 30, 1997. . . . . . . . . . . . . . . .   3

           Consolidated Statements of Income -
           Three Months and Nine Months Ended
           March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .   4

           Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 1998 and 1997 . . . . . . . . . . .   5

           Notes to Consolidated Financial
           Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .  17

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk . . . . . . . . . . . . . . . . . . . . . . . .  30

Part II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  31

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                                       2

                            PART I - FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

                                  AMERICREDIT CORP.
                             Consolidated Balance Sheets
                          (Unaudited, Dollars in Thousands)

                                                              March 31,          June 30,
                                                                1998               1997
                                                                ----               ----
ASSETS

   Cash and cash equivalents                                  $  9,094            $  6,027
   Investment securities                                         6,500               6,500
   Finance receivables, net                                    315,070             266,657
   Excess servicing receivable                                 218,757            114,376
   Restricted cash                                              73,314              67,895
   Property and equipment, net                                  20,568              13,884
   Goodwill                                                      7,037               7,260
   Other assets                                                 19,254              10,854
                                                              --------            --------
           Total assets                                       $669,594            $493,453
                                                              --------            --------
                                                              --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
       Bank line of credit                                    $                   $ 71,700
       Commercial paper warehouse facility                      97,592
       Mortgage warehouse facility                              26,436                 345
       Automobile receivables-backed notes                      10,725              23,689
       9 1/4% Senior Notes                                     175,000             125,000
       Notes payable                                             6,198               3,517
       Accrued taxes and expenses                               56,456              39,362
       Deferred income taxes                                    19,674             13,304
                                                              --------            --------
           Total liabilities                                   392,081             276,917
                                                              --------            --------
   Shareholders' equity:
       Common stock, $.01 par value
         per share; 120,000,000 shares
         authorized; 34,261,467 and
         33,255,173 shares issued                                  343                 333
       Additional paid-in capital                              221,114             203,544
       Unrealized gain on excess servicing
         receivable, net of income taxes                         2,925               2,954
       Retained earnings                                        76,537              33,466
                                                              --------            --------
                                                               300,919             240,297
       Treasury stock, at cost
         (3,881,663 and 3,959,071 shares)                      (23,406)            (23,761)
                                                              --------            --------
          Total shareholders' equity                           277,513             216,536
                                                              --------            --------
       Total liabilities and shareholders'
         equity                                               $669,594            $493,453
                                                              --------            --------
                                                              --------            --------

                     The accompanying notes are an integral part
                      of these consolidated financial statements

                                AMERICREDIT CORP.
                       Consolidated Statements of Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                   Three Months Ended    Nine Months Ended
                                       March 31,              March 31,
                                 --------------------   -------------------
                                   1998        1997       1998        1997
                                 -------     --------   -------     -------
Revenue:
     Finance charge income       $13,862     $12,101   $ 40,052     $33,604
     Gain on sale of receivables  32,329      17,757     86,104      45,908
     Servicing fee income         10,463       5,644     29,654      13,886
     Investment income             1,271         799      3,841       1,951
     Other income                    502         431      1,004       1,053
                                 -------     -------   --------     -------
                                  58,427      36,732    160,655      96,402
                                 -------     -------   --------     -------
Costs and expenses:
     Operating expenses           24,186      13,848     66,102      35,595
     Provision for losses          1,791       1,809      5,546       5,040
     Interest expense              6,928       4,611     18,973      11,223
                                 -------     -------   --------     -------
                                  32,905      20,268     90,621      51,858
                                 -------     -------   --------     -------
Income before income taxes        25,522      16,464     70,034      44,544

Income tax provision               9,826       6,338     26,963      17,148
                                 -------     -------   --------     -------
     Net income                 $ 15,696    $ 10,126    $43,071     $27,396
                                 -------     -------   --------     -------
                                 -------     -------   --------     -------
Earnings per share:
     Basic                      $    .52    $    .35    $  1.44     $   .95
                                 -------     -------   --------     -------
                                 -------     -------   --------     -------
     Diluted                    $    .48    $    .33    $  1.33     $   .90
                                 -------     -------   --------     -------
                                 -------     -------   --------     -------

Weighted average shares
  outstanding                 30,146,854  29,073,790 29,866,492  28,697,299
                              ----------  ---------- ----------  ----------
                              ----------  ---------- ----------  ----------

Weighted average shares
  and assumed incremental
  shares                      32,484,809  31,033,230 32,322,015  30,607,395
                              ----------  ---------- ----------  ----------
                              ----------  ---------- ----------  ----------

                    The accompanying notes are an integral part
                     of these consolidated financial statements

                                  AMERICREDIT CORP.
                        Consolidated Statements of Cash Flows
                          (Unaudited, Dollars in Thousands)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                         --------------------
                                                                         1998            1997
                                                                         ----            ----
Cash flows from operating activities:
     Net income                                                         $43,071         $27,396
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                              3,084           1,512
               Provision for losses                                       5,546           5,040
               Deferred income taxes                                     12,444          16,845
               Gain on sale of auto receivables                         (83,094)        (44,308)
               Amortization of excess servicing receivable               44,914          21,914
               Changes in assets and liabilities:
                 Other assets                                            (6,162)         (2,634)
                 Accrued taxes and expenses                              17,094          17,742
                                                                      ---------       ---------
Net cash provided by operating activities                                36,897          43,507
                                                                      ---------       ---------
Cash flows from investing activities:
     Purchases of auto receivables                                   (1,161,393)       (593,360)
     Originations of mortgage receivables                               (94,537)        (31,822)
     Principal collections and recoveries on
      receivables                                                        17,537          49,996
     Net proceeds from sale of auto receivables                       1,047,499         524,197
     Net proceeds from sale of mortgage receivables                      70,729          27,424
     Purchases of property and equipment                                 (5,971)         (3,121)
     Proceeds from maturities of investment securities                                       58
     Increase in restricted cash                                         (5,419)        (44,988)
                                                                      ---------       ---------
Net cash used by investing activities                                  (131,555)        (71,616)
                                                                      ---------       ---------
Cash flows from financing activities:
     Borrowings on bank line of credit                                  746,400         494,700
     Payments on bank line of credit                                   (818,100)       (551,500)
     Net change in commercial paper warehouse facility                   97,592
     Net change in mortgage warehouse facility                           26,091            (607)
     Proceeds from 9 1/4% senior notes                                   47,762         120,894
     Payments on automobile receivables-backed notes                    (12,964)        (32,955)
     Payments on notes payable                                             (893)           (404)
     Purchase of treasury stock                                                          (4,387)
     Proceeds from issuance of common stock                              11,837           4,543
                                                                      ---------       ---------
Net cash provided by financing activities                                97,725          30,284
                                                                      ---------       ---------
Net increase in cash and cash equivalents                                 3,067           2,175

Cash and cash equivalents at beginning of period                          6,027           2,145
                                                                      ---------       ---------
Cash and cash equivalents at end of period                            $   9,094       $   4,320
                                                                      ---------       ---------
                                                                      ---------       ---------

                    The accompanying notes are an integral part
                     of these consolidated financial statements z

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

The consolidated financial statements as of March 31, 1998 and for the periods ended March 31, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which were included in the Company's 1997 Annual Report to Shareholders.

The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for periods ended December 31, 1997 and thereafter. SFAS 128 establishes new standards for computing and presenting earnings per share, replacing existing accounting standards. All prior period earnings per share and related weighted average share amounts have been restated to conform to the requirements of SFAS 128.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

                                          March 31,           June 30,
                                            1998                1997
                                            ----                ----
Auto receivables                          $299,335            $275,249

Less allowance for losses                  (12,479)            (12,946)
                                          --------            --------
Auto receivables, net                      286,856             262,303

Mortgage receivables                        28,214               4,354
                                          --------            --------

Finance receivables, net                  $315,070            $266,657
                                          --------            --------
                                          --------            --------

A summary of the allowance for losses is as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                       March 31,             March 31,
                                 --------------------   -------------------
                                   1998         1997      1998       1997
                                   ----         ----      ----       ----
Balance at beginning of period   $11,350      $12,173   $12,946    $13,602
Provision for losses               1,791        1,809     5,546      5,040
Acquisition fees                  13,499        8,193    35,545     21,002
Allowance related to auto
  receivables sold to Trusts     (12,257)      (5,113)  (34,030)   (13,517)
Net charge-offs                   (1,904)      (3,829)   (7,528)   (12,894)
                                 -------      -------   -------    -------
Balance at end of period         $12,479      $13,233   $12,479    $13,233
                                 -------      -------   -------    -------
                                 -------      -------   -------    -------

NOTE 3 - EXCESS SERVICING RECEIVABLE

As of March 31, 1998 and June 30, 1997, the Company was servicing $1,625.5 million and $863.0 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts").

The components of excess servicing receivable are as follows(in thousands):

                                                March 31,         June 30,
                                                  1998              1997
                                                  ----              ----
Interest-only strips                            $118,632          $ 59,933
Subordinated interests:
  Retained asset-backed securities                 8,784            12,589
  Excess of auto receivables in Trusts
    over asset-backed securities outstanding      91,341            41,854
                                                --------          --------
                                                $218,757          $114,376
                                                --------          --------
                                                --------          --------

Excess servicing receivable consists of the following (in thousands):

                                              March 31,      June 30,
                                                1998           1997
                                                ----           ----
Estimated future excess cash flows before
   allowance for credit losses                $382,248       $200,869
Allowance for credit losses                   (141,227)       (74,925)
                                              --------       --------
Estimated future excess cash flows             241,021        125,944
Discount to present value                      (22,264)       (11,568)
                                              --------       --------
                                              $218,757       $114,376
                                              --------       --------
                                              --------       --------

A summary of excess servicing receivable is as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                       March 31,              March 31,
                                 ---------------------   ------------------
                                   1998         1997       1998       1997
                                   ----         ----       ----       ----
Balance at beginning of period   $179,788     $ 59,780   $114,376    $33,093
Additions                          61,511       35,316    149,300     74,120
Net change in unrealized gain        (746)                     (5)
Amortization                      (21,796)      (9,797)   (44,914)   (21,914)
                                 --------     --------   --------    -------
Balance at end of period         $218,757     $ 85,299   $218,757    $85,299
                                 --------     --------   --------    -------
                                 --------     --------   --------    -------

NOTE 4 - DEBT

In October 1997, the Company entered into a restated revolving credit agreement with a group of banks under which the Company may borrow up to $310 million, subject to a defined borrowing base. The Company amended the agreement in April 1998 reducing the line of credit to $265 million and extending the maturity to April 1999. There were no outstanding borrowings as of March 31, 1998. Aggregate borrowings of $71.7 million were outstanding as of June 30, 1997. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest at various market London Interbank Offered Rates ("LIBOR") plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on payment of cash dividends and repurchase of common stock.

In October 1997, the Company entered into a funding agreement with a funding agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. Aggregate borrowings of $97.6 million were outstanding as of March 31, 1998. Under the funding agreement, the Company transfers auto receivables to CP Funding Corp. ("CPFC"), a special purpose finance subsidiary of the Company, and CPFC in turn issues a note, collateralized by such auto receivables, to the funding agent. The funding agent provides funding under the note to CPFC pursuant to an advance formula and CPFC forwards the funds to the Company in consideration for the transfer of auto receivables. While CPFC is a consolidated subsidiary of the Company, CPFC is a separate legal entity and the auto receivables transferred to CPFC and the other assets of CPFC are legally owned by CPFC and not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the note bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the funding agent to CPFC. The funding agreement, which expires in October 1998, contains various covenants requiring certain minimum financial ratios and results.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $35 million, subject to a defined borrowing base. Aggregate borrowings of $26.4 million and $.3 million were outstanding as of March 31, 1998 and June 30, 1997, respectively. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest at LIBOR plus 1%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1999.

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

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                 Nine Months Ended
                                                     March 31,
                                               --------------------
                                                 1998          1997
                                                 ----          ----
Interest costs (none capitalized)              $22,577       $13,526
Income taxes                                    14,520           570

During the nine months ended March 31, 1998 and 1997, the Company entered into capital lease obligations of $3.6 million and $2.3 million, respectively, for the purchase of certain equipment.

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

                                  AmeriCredit Corp.
                             Consolidating Balance Sheet
                                    March 31, 1998
                          (Unaudited, Dollars in Thousands)

                           AmeriCredit
                               Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                           -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents   $              $  7,556       $  1,538         $              $  9,094
Investment securities          6,500                                                         6,500
Finance receivables, net                    159,336        155,734                         315,070
Excess servicing receivable   (1,614)         8,238        212,133                         218,757
Restricted cash                                             73,314                          73,314
Property and equipment, net      154         20,414                                         20,568
Goodwill                                      7,037                                          7,037
Other assets                   7,638          7,520          4,096                          19,254
Due (to) from affiliates     314,716       (182,664)      (132,052)
Investment in affiliates     110,413         13,921              2          (124,336)
                            --------      ---------      ---------         ---------      --------
    Total assets            $437,807      $  41,358      $ 314,765         $(124,336)     $669,594
                            --------      ---------      ---------         ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Commercial paper warehouse
  facility                  $             $              $  97,592         $              $ 97,592
Mortgage warehouse facility                  26,436                                         26,436
Automobile receivables-
  backed notes                                              10,725                          10,725
9 1/4% Senior Notes          175,000                                                       175,000
Notes payable                  6,170             28                                          6,198
Accrued taxes and expenses     8,561         44,346          3,549                          56,456
Deferred income taxes        (29,437)       (15,332)        64,443                          19,674
                            --------      ---------      ---------         ---------      --------
  Total liabilities          160,294         55,478        176,309                         392,081
                            --------      ---------      ---------         ---------      --------
Shareholders' equity:
Common stock                     343            203              3              (206)          343
Additional paid-in capital   221,114        108,336         13,921          (122,257)      221,114
Unrealized gain on excess
  servicing receivable         2,925                         2,925            (2,925)        2,925
Retained earnings             76,537       (122,659)       121,607             1,052        76,537
                            --------      ---------      ---------         ---------      --------
                             300,919        (14,120)       138,456          (124,336)      300,919

Treasury stock               (23,406)                                                     (23,406)
                            --------      ---------      ---------         ---------      --------
  Total shareholders' equity 277,513        (14,120)       138,456          (124,336)      277,513
                            --------      ---------      ---------         ---------      --------
  Total liabilities and
    shareholders' equity    $437,807      $  41,358      $ 314,765         $(124,336)     $669,594
                            --------      ---------      ---------         ---------      --------
                            --------      ---------      ---------         ---------      --------

                                  AmeriCredit Corp.
                             Consolidating Balance Sheet
                                    June 30, 1997
                          (Unaudited, Dollars in Thousands)

                           AmeriCredit
                               Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                           -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents   $              $  3,988       $  2,039        $               $  6,027
Investment securities          6,500                                                         6,500
Finance receivables, net                    240,912         25,745                         266,657
Excess servicing receivable     (777)        12,096        103,057                         114,376
Restricted cash                                             67,895                          67,895
Property and equipment, net      136         13,748                                         13,884
Goodwill                                      7,260                                          7,260
Other assets                   4,447          5,304          1,103                          10,854
Due (to) from affiliates     277,369       (197,656)       (79,713)
Investment in affiliates      56,764                                        (56,764)
                            --------      ---------      ---------         ---------      --------
    Total assets            $344,439      $  85,652      $ 120,126         $(56,764)      $493,453
                            --------      ---------      ---------         ---------      --------
                            --------      ---------      ---------         ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Bank line of credit         $             $  71,700      $                 $              $ 71,700
Mortgage warehouse facility                     345                                            345
Automobile receivables-backed
  notes                                                     23,689                          23,689
9 1/4% Senior Notes          125,000                                                       125,000
Notes payable                  3,484             33                                          3,517
Deferred income taxes         (8,669)        (5,547)        27,520                          13,304
Accrued taxes and expenses     8,088         27,987          3,287                          39,362
                            --------      ---------      ---------         ---------      --------
  Total liabilities          127,903         94,518         54,496                         276,917
                            --------      ---------      ---------         ---------      --------
Shareholders' equity:

Common stock                     333            203              3             (206)           333
Additional paid-in capital   203,544         98,336                         (98,336)       203,544
Unrealized gain on excess
  servicing receivable         2,954                         2,954           (2,954)         2,954
  Retained earnings           33,466       (107,405)        62,673           44,732         33,466
                            --------      ---------      ---------         ---------      --------
                             240,297         (8,866)        65,630          (56,764)       240,297

Treasury stock               (23,761)                                                      (23,761)
                            --------      ---------      ---------         ---------      --------
  Total shareholders'equity  216,536         (8,866)        65,630          (56,764)       216,536
                            --------      ---------      ---------         ---------      --------
  Total liabilities and
    shareholders' equity    $344,439      $  85,652      $ 120,126         $(56,764)      $493,453
                            --------      ---------      ---------         ---------      --------
                            --------      ---------      ---------         ---------      --------

                                  AmeriCredit Corp.
                           Consolidating Income Statement
                           Nine Months Ended March 31, 1998
                          (Unaudited, Dollars in Thousands)

                           AmeriCredit
                               Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                           -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income     $              $ 29,421      $  10,631         $              $ 40,052
  Gain on sale of receivables (5,199)         1,653         89,650                          86,104
  Servicing fee income                       65,084          4,825           (40,255)       29,654
  Investment income           22,335            300          3,232           (22,026)        3,841
  Other income                                  772            232                           1,004
  Equity in income of
    affiliates                43,680                                         (43,680)
                            --------      ---------      ---------         ---------      --------
                              60,816         97,230        108,570          (105,961)      160,655
                            --------      ---------      ---------         ---------      --------
Costs and expenses:
  Operating expenses           7,801         98,566            (10)          (40,255)       66,102
  Provision for losses                        5,546                                          5,546
  Interest expense            10,325         17,923         12,751           (22,026)       18,973
                            --------      ---------      ---------         ---------      --------
                              18,126        122,035         12,741           (62,281)       90,621
                            --------      ---------      ---------         ---------      --------
Income before income taxes    42,690        (24,805)        95,829           (43,680)       70,034
Provision for income taxes      (381)        (9,551)        36,895                          26,963
                            --------      ---------      ---------         ---------      --------
Net income                   $43,071      $ (15,254)     $  58,934         $ (43,680)     $ 43,071
                            --------      ---------      ---------         ---------      --------
                            --------      ---------      ---------         ---------      --------

                                  AmeriCredit Corp.
                           Consolidating Income Statement
                           Nine Months Ended March 31, 1997
                          (Unaudited, Dollars in Thousands)

                           AmeriCredit
                               Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                           -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income      $               $ 26,571     $ 7,033           $              $33,604
  Gain on sale of receivables                   1,600      44,308                           45,908
  Servicing fee income                         39,483       2,671            (28,268)       13,886
  Investment income           11,352              117       1,569            (11,087)        1,951
  Other income                    72              857         124                            1,053
  Equity in income of
    affiliates                24,221                                         (24,221)
                            --------        ---------   ---------          ---------      --------
                              35,645           68,628      55,705            (63,576)       96,402
                            --------        ---------   ---------          ---------      --------
Costs and expenses:
  Operating expenses           5,349           57,041       1,473            (28,268)       35,595
  Provision for losses                          5,040                                        5,040
  Interest expense             1,960           11,160       9,190            (11,087)       11,223
                            --------        ---------   ---------          ---------      --------
                               7,309           73,241      10,663            (39,355)       51,858
                            --------        ---------   ---------          ---------      --------
Income before income taxes    28,336           (4,613)     45,042            (24,221)       44,544

Income tax provision             940              232      15,976                           17,148
                            --------        ---------   ---------          ---------      --------

Net income                   $27,396          $(4,845)    $29,066           $(24,221)      $27,396
                            --------        ---------   ---------          ---------      --------
                            --------        ---------   ---------          ---------      --------

                                  AmeriCredit Corp.
                         Consolidating Statement of Cash Flow
                           Nine Months Ended March 31, 1998
                          (Unaudited, Dollars in Thousands)

                                          AmeriCredit
                                              Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                          -----------    ----------   --------------   ------------   ------------
Cash flows from operating activities:
  Net income                                  $43,071  $   (15,254)    $    58,934      $  (43,680) $    43,071
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
     Depreciation and amortization                 35        3,049                                        3,084
     Provision for losses                                    5,546                                        5,546
     Deferred income taxes                    (14,670)      (9,785)         36,899                       12,444
     Gain on sale of auto receivables           5,199        1,357         (89,650)                     (83,094)
     Amortization of excess servicing
       receivable                              (4,362)       2,501          46,775                       44,914
     Equity in income of affiliates           (43,680)                                      43,680
     Changes in assets and liabilities:
         Other assets                            (953)      (2,216)         (2,993)                      (6,162)
         Accrued taxes and expenses               473       16,359             262                       17,094
                                             --------  -----------     -----------      ----------  -----------
Net cash provided (used) by operating
    activities                                (14,887)       1,557          50,227                       36,897
                                             --------  -----------     -----------      ----------  -----------
Cash flows from investing activities:
  Purchases of auto receivables                         (1,161,393)     (1,252,650)      1,252,650   (1,161,393)
  Originations of mortgage receivables                     (94,537)                                     (94,537)
  Principal collections and recoveries on
    receivables                                              8,581           8,956                       17,537
  Net proceeds from sale of auto receivables             1,252,650       1,047,499      (1,252,650)   1,047,499
  Net proceeds from sale of mortgage receivables            70,729                                       70,729
  Purchases of property and equipment             (53)      (5,918)                                      (5,971)
  Increase in restricted cash                                               (5,419)                      (5,419)
  Net change in investment in affiliates       (9,998)      (3,921)             (2)         13,921
                                             --------  -----------     -----------      ----------  -----------
Net cash provided (used) by investing
  activities                                  (10,051)      66,191        (201,616)         13,921     (131,555)
                                             --------  -----------     -----------      ----------  -----------
Cash flows from financing activities:
  Borrowings on bank line of credit                        746,400                                      746,400
  Payments on bank line of credit                         (818,100)                                    (818,100)
  Net change in commercial paper
    warehouse facility                                                      97,592                       97,592
  Net change in mortgage warehouse
    facility                                                26,091                                       26,091
  Proceeds from 9 1/4% senior notes            47,762                                                    47,762
  Payments on automobile receivables-
    backed notes                                                           (12,964)                     (12,964)
  Payments on notes payable                      (888)          (5)                                        (893)
  Net change in due (to) from affiliates      (33,773)     (18,566)         52,339
  Proceeds from issuance of common stock       11,837                       13,921         (13,921)      11,837
                                             --------  -----------     -----------      ----------  -----------
Net cash provided (used) by financing
  activities                                   24,938      (64,180)        150,888         (13,921)      97,725
                                             --------  -----------     -----------      ----------  -----------
Net increase (decrease) in cash and
  cash equivalents                                           3,568            (501)                       3,067
Cash and cash equivalents at beginning of
  period                                                     3,988           2,039                        6,027
                                             --------  -----------     -----------      ----------  -----------
Cash and cash equivalents at end of period   $         $     7,556     $     1,538      $           $     9,094
                                             --------     --------        --------        --------     -------
                                             --------     --------        --------        --------     -------


                                  AmeriCredit Corp.
                         Consolidating Statement of Cash Flow
                           Nine Months Ended March 31, 1997
                          (Unaudited, Dollars in Thousands)

                                          AmeriCredit
                                              Corp.      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                          -----------    ----------   --------------   ------------   ------------
Cash flows from operating activities:
  Net income                                $  27,396    $  (4,845)      $  29,066      $ (24,221)      $  27,396
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                 23        1,489                                          1,512
     Provision for losses                                    5,040                                          5,040
     Deferred income taxes                      8,101       (3,177)         11,921                         16,845
     Gain on sale of auto receivables                                      (44,308)                       (44,308)
     Amortization of excess servicing
       receivable                                            4,161          17,753                         21,914
     Equity in income of affiliates           (24,221)                                     24,221
     Changes in assets and liabilities:
         Other assets                             983       (2,403)         (1,214)                        (2,634)
         Accrued taxes and expenses               294       14,855           2,593                         17,742
                                            ---------    ---------       ---------       ---------      ---------
Net cash provided by operating
    activities                                 12,576       15,120          15,811                         43,507
                                            ---------    ---------       ---------       ---------      ---------
Cash flows from investing activities:
  Purchases of auto receivables                           (593,360)       (553,832)       553,832        (593,360)
  Originations of mortgage receivables                     (31,822)                                       (31,822)
  Principal collections and recoveries on
    receivables                                             17,016          32,980                         49,996
  Net proceeds from sale of auto receivables               553,832         524,197       (553,832)        524,197
  Net proceeds from sale of mortgage
    receivables                                             27,424                                         27,424
  Purchases of property and equipment             (48)      (3,073)                                        (3,121)
  Proceeds from maturities of investment
    securities                                     58                                                          58
  Increase in restricted cash                                              (44,988)                       (44,988)
  Net change in investment in affiliates        4,359       (4,359)
                                            ---------    ---------       ---------       ---------      ---------
Net cash provided (used) by investing
    activities                                  4,369      (34,342)        (41,643)                       (71,616)
                                            ---------    ---------       ---------       ---------      ---------
Cash flows from financing activities:
  Borrowings on bank line of credit                        494,700                                        494,700
  Payments on bank line of credit                         (551,500)                                      (551,500)
  Net increase in mortgage warehouse facility                 (607)                                          (607)
  Proceeds from 9 1/4% senior notes           120,894                                                     120,894
  Payments on automobile receivables-
    backed notes                                                           (32,955)                       (32,955)
  Payments on notes payable                      (404)                                                       (404)
  Net change in due (to) from affiliates     (132,678)      72,528          60,150
  Proceeds from issuance of common stock        4,543                                                       4,543
  Purchase of treasury stock                   (4,387)                                                     (4,387)
                                            ---------    ---------       ---------       ---------      ---------
Net cash provided (used) by financing
  activities                                  (12,032)      15,121          27,195                         30,284
                                            ---------    ---------       ---------       ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                              4,913       (4,101)          1,363                          2,175
Cash and cash equivalents at beginning of
  period                                       (4,913)         (87)          7,145                          2,145
                                            ---------    ---------       ---------       ---------      ---------
Cash and cash equivalents at end of period  $            $  (4,818)      $   8,508       $              $   4,320
                                            ---------    ---------       ---------       ---------      ---------
                                            ---------    ---------       ---------       ---------      ---------

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company to protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. In addition to excess cash flows, the Company earns monthly servicing fee income of between 2.25% and 2.50% per annum of the outstanding principal balance of receivables securitized ("serviced receivables").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1997

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                            Three Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Auto:
  Owned                                 $  242,002       $247,091
  Serviced                               1,500,798        593,973
                                        ----------       --------
                                         1,742,800        841,064
Mortgage                                    20,975          9,020
                                        ----------       --------
                                        $1,763,775       $850,084
                                        ----------       --------
                                        ----------       --------

Average managed receivables outstanding increased by 107% as a result of higher loan purchase volume. The Company purchased $480.5 million of auto loans during the three months ended March 31, 1998, compared to purchases of $244.5 million during the three months ended March 31, 1997. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 119 auto lending branch offices as of March 31, 1998, compared to 79 as of March 31, 1997.

The Company purchased $43.0 million of mortgage loans during the three months ended March 31, 1998 as compared to $24.1 million during the three months ended March 31, 1997.

Finance charge income consisted of the following (in thousands):

                                            Three Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Auto                                     $ 13,387       $ 11,844
Mortgage                                      475            257
                                        ---------       --------
                                         $ 13,862       $ 12,101
                                        ---------       --------
                                        ---------       --------

The increase in finance charge income is due primarily to an increase in the Company's effective yield on its owned auto receivables to 22.4% for the three months ended March 31, 1998 from 19.4% for the three months ended March 31, 1997. The effective yield rose for the three months ended March 31, 1998 due to increased auto loan purchases and correspondingly higher levels of finance charge income earned between the auto finance contract date and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                            Three Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Auto                                       $31,563       $16,457
Mortgage                                       766         1,300
                                           -------       -------
                                           $32,329       $17,757
                                           -------       -------
                                           -------       -------

The increase in gain on sale of auto receivables resulted from the sale of $435.0 million of receivables in the three months ended March 31, 1998 as compared to $208.3 million of receivables sold in the three months ended March 31, 1997. The gains amounted to 7.3% and 7.9% of the sales proceeds for the three months ended March 31, 1998 and 1997, respectively. Significant assumptions used in determining the gain on sale of auto receivables were as

                                            Three Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Cumulative credit losses                   10.8%            9.3%
Excess cash flow discount rate             12.0%           12.0%

The gain on sale of mortgage receivables decreased due to a decrease in average premiums received on sales to 3.4% for the three months ended March 31, 1998 compared to 5.8% for the three months ended March 31, 1997. Mortgage receivables sold were $22.6 million for the three months ended March 31, 1998 and 1997.

Servicing fee income increased to $10.5 million, or 2.8% of average serviced auto receivables, for the three months ended March 31, 1998, as compared to $5.6 million, or 3.9% of average serviced auto receivables, for the three months ended March 31, 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended March 31, 1998 also includes a $3.0 million charge to increase credit loss reserves related to certain of the Company's prior securitization transactions. Such credit loss reserves are netted against excess servicing receivable in the Company's consolidated balance sheets. The growth in servicing fee income exclusive of the aforementioned charge is primarily due to the increase in average serviced auto receivables outstanding for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Investment income increased to $1.3 million for the three months ended March 31, 1998 from $.8 million for the three months ended March 31, 1997 primarily as a result of higher restricted cash balances. Restricted cash is used as credit enhancement for the Trusts and generally increases as greater amounts of receivables are sold to the Trusts.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.6% (5.3% excluding operating expenses of $1.3 million related to the mortgage business) for the three months ended March 31, 1998 as compared to 6.7% (6.2% excluding operating expenses of $1.1 million related to the mortgage business) for the three months ended March 31, 1997. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $10.3 million, or 75%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses was $1.8 million for the three months ended March 31, 1998 and 1997. Average owned auto receivables outstanding remained relatively unchanged for the same periods.

Interest expense increased to $6.9 million for the three months ended March 31, 1998 from $4.6 million for the three months ended March 31, 1997 due to higher debt levels and effective interest rates. Average debt outstanding was $300.5 million and $208.2 million for the three months ended March 31, 1998 and 1997, respectively. The Company's effective rate of interest paid on its debt increased to 9.4% from 9.0% as a result of the issuance of 9 1/4% Senior Notes in February 1997 and January 1998.

The Company's effective income tax rate was 38.5% for the three months ended March 31, 1998 and 1997, respectively.

NINE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO
     NINE MONTHS ENDED MARCH 31, 1997

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                            Nine Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Auto:
  Owned                                 $  244,218       $227,134
  Serviced                               1,251,566        482,186
                                        ----------       --------
                                         1,495,784        709,320
Mortgage                                    14,635          7,598
                                        ----------       --------
                                        $1,510,419       $716,918
                                        ----------       --------
                                        ----------       --------

Average managed receivables outstanding increased by 111% as a result of higher loan purchase volume. The Company purchased $1,176.7 million of auto loans during the nine months ended March 31, 1998, compared to purchases of $603.9 million during the nine months ended March 31, 1997. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 119 auto lending branch offices as of March 31, 1998, compared to 79 as of March 31, 1997.

The Company purchased $94.5 million of mortgage loans during the nine months ended March 31, 1998 as compared to $31.8 million from the date of acquisition of AMS through March 31, 1997.

Finance charge income consisted of the following (in thousands):

                                            Nine Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Auto                                     $ 39,032        $ 33,316
Mortgage                                    1,020             288
                                         --------        --------
                                         $ 40,052        $ 33,604
                                         --------        --------
                                         --------        --------

The increase in finance charge income is due primarily to an increase of 8% in average owned auto receivables outstanding for the nine months ended March 31, 1998 versus the nine months ended March 31, 1997 and an increase in the Company's effective yield on its owned auto receivables to 21.3% for the nine months ended March 31, 1998 from 19.5% for the nine months ended March 31, 1997. The effective yield rose for the nine months ended March 31, 1998 due to increased auto loan purchases and correspondingly higher levels of finance charge income earned between the auto finance contract date and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                            Nine Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Auto                                       $83,094       $44,308
Mortgage                                     3,010         1,600
                                           -------       -------
                                           $86,104       $45,908
                                           -------       -------
                                           -------       -------

The increase in gain on sale of auto receivables resulted from the sale of $1,117.5 million of receivables in the nine months ended March 31, 1998 as compared to $553.8 million of receivables sold in the nine months ended March 31, 1997. The gains amounted to 7.4% and 8.0% of the sales proceeds for the nine months ended March 31, 1998 and 1997, respectively. Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                            Nine Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                           ----            ----
Cumulative credit losses                   10.4%            9.4%
Excess cash flow discount rate             12.0%           12.0%

The gain on sale of mortgage receivables resulted from the sale of $70.7 million of mortgage receivables in the nine months ended March 31, 1998 as compared to $27.4 million of mortgage receivables sold from the date of acquisition of AMS through March 31, 1997. The average premiums received on sales were 4.3% and 5.8% for the nine months ended March 31, 1998 and 1997, respectively.

Servicing fee income increased to $29.7 million, or 3.2% of average serviced auto receivables, for the nine months ended March 31, 1998, as compared to $13.9 million, or 3.8% of average serviced auto receivables, for the nine months ended March 31, 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the nine months ended March 31, 1998 also includes a $3.5 million charge to increase credit loss reserves related to certain of the Company's prior securitization transactions. Such credit loss reserves are netted against excess servicing receivable in the Company's consolidated balance sheets. The growth in servicing fee income exclusive of the aforementioned charge is primarily due to the increase in average serviced auto receivables outstanding for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997.

Investment income increased to $3.8 million for the nine months ended March 31, 1998 from $2.0 million for the nine months ended March 31, 1997 primarily as a result of higher restricted cash balances. Restricted cash is used as credit enhancement for the Trusts and generally increases as greater amounts of receivables are sold to the Trusts.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.9% (5.5% excluding operating expenses of $3.9 million related to the mortgage business) for the nine months ended March 31, 1998 as compared to 6.7% (6.4% excluding operating expenses of $1.4 million related to the mortgage business) for the nine months ended March 31, 1997. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $30.5 million, or 86%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $5.5 million for the nine months ended March 31, 1998 as compared to $5.0 million for the nine months ended March 31, 1997 due to higher average owned auto receivables outstanding.

Interest expense increased to $19.0 million for the nine months ended March 31, 1998 from $11.2 million for the nine months ended March 31, 1997 due to higher debt levels and effective interest rates. Average debt outstanding was $271.7 million and $178.1 million for the nine months ended March 31, 1998 and 1997, respectively. The Company's effective rate of interest paid on its debt increased to 9.3% from 8.4% as a result of the issuance of 9 1/4% Senior Notes in February 1997 and January 1998.

The Company's effective income tax rate was 38.5% for the nine months ended March 31, 1998 and 1997, respectively.

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

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provisions for losses and the allowance for losses. Although the Company uses many resources to assess the adequacy of the allowance for losses, there is no precise method for estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                                March 31,
                                                                  1998
                                       ---------------------------------------------------------
                                                           Balance
                                        Auto                Sheet         Auto          Managed
                                       Owned    Mortgage    Total       Serviced       Portfolio
                                       -----    --------    -----       --------       ---------
Principal amount of receivables      $299,335   $ 28,214   $327,549    $1,625,461      $1,924,796(2)
                                     --------   --------   --------    ----------      ----------
                                     --------   --------   --------    ----------      ----------
Allowance for losses                  (12,479)              (12,479)   $ (141,227)(1)  $ (153,706)(2)
                                     --------   --------   --------    ----------      ----------
                                     --------   --------   --------    ----------      ----------
  Finance receivables, net           $286,856   $ 28,214   $315,070
                                     --------   --------   --------
                                     --------   --------   --------
Number of outstanding contracts        25,999        241                  155,860         181,859(2)
                                     --------   --------               ----------      ----------
                                     --------   --------               ----------      ----------
Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $ 11,513   $117,071               $   10,429      $   10,584(2)
                                     --------   --------               ----------      ----------
                                     --------   --------               ----------      ----------
Allowance for losses as a percentage
  of receivables                          4.2%                                8.7%            8.0%(2)
                                     --------                          ----------      ----------
                                     --------                          ----------      ----------

(1) The allowance for losses related to serviced auto receivables is netted against excess servicing receivable in the Company's consolidated balance sheets.

(2)  Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 60 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                                        March 31,
                                                    -----------------
                                                    1998         1997
                                                    ----         ----
Delinquent contracts                               $50,653      $29,484
Delinquent contracts as a percentage
  of managed auto receivables                          2.6%         3.2%
Contracts in repossession                          $23,274      $13,331
Contracts in repossession as a percentage
  of managed auto receivables                          1.2%         1.4%

In accordance with its policies and guidelines, the Company at times offers payment deferrals to customers, whereby the customer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a percentage of average managed auto receivables were 4.5% and 4.0% for the three months ended March 31, 1998 and 1997, respectively, and 13.6% and 12.8% for the nine months ended March 31, 1998 and 1997, respectively.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                             Three Months Ended         Nine Months Ended
                                  March 31,                  March 31,
                             ------------------         -----------------
                             1998          1997         1998        1997
                             ----          ----         ----        ----
Net charge-offs:
  Owned                     $ 1,904       $ 3,829      $ 7,528     $12,894
  Serviced                   20,941         7,506       53,390      16,190
                            -------       -------      -------     -------
                            $22,845       $11,335      $60,918     $29,084
                            -------       -------      -------     -------
                            -------       -------      -------     -------
Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding       5.3%          5.5%         5.4%       5.5%
                            -------       -------      -------     -------
                            -------       -------      -------     -------

The Company began its indirect automobile finance business in September 1992 and has grown its managed auto receivables portfolio to $1.9 billion as of March 31, 1998. The Company expects that its delinquency and charge-offs will increase over time as the portfolio matures and its portfolio growth rate moderates. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a more seasoned portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                  Nine Months Ended
                                                       March 31,
                                                --------------------
                                                1998            1997
                                                ----            ----
Operating activities                         $  36,897        $ 43,507
Investing activities                          (131,555)        (71,616)
Financing activities                            97,725          30,284
                                             ---------        --------
Net increase in cash and
  cash equivalents                           $   3,067        $  2,175
                                             ---------        --------
                                             ---------        --------

The Company's primary sources of cash have been collections and recoveries on its receivables portfolio, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions, excess cash flow distributions from the Trusts and the issuance of its 9 1/4% Senior Notes.

The Company's line of credit arrangement with a group of banks provides for borrowings up to $265 million, subject to a defined borrowing base. The Company utilizes the line of credit to fund its auto lending activities and daily operations. The Company amended the agreement in April 1998 reducing the line of credit to $265 million from $310 million and extending the maturity to April 1999. There were no outstanding balances under the line of credit as of March 31, 1998.

In October 1997, the Company entered into a funding agreement with a funding agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in October 1998. A total of $97.6 million was outstanding under this facility as of March 31, 1998.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $35 million, subject to a defined borrowing base, to
fund mortgage loan originations.   The facility expires in February 1999.  A
total of $26.4 million was outstanding under the mortgage warehouse facility as of March 31, 1998.

In February 1998, the Company completed its twelfth securitization transaction with the issuance of $425 million of asset-backed securities through the AmeriCredit Automobile Receivables Trust 1998-A. The proceeds from the transaction were used to repay the borrowings then outstanding under the Company's warehouse facilities.

In January 1998, the Company issued an additional $50 million of its 9 1/4% Senior Notes which are due in February 2004. These additional notes have substantially the same terms as the Company's original $125 million of 9 1/4% Senior Notes issued in February 1997.

The Company's primary use of cash has been purchases and originations of receivables. The Company purchased $1,176.7 million of auto finance contracts during the nine months ended March 31, 1998 requiring cash of $1,161.4 million, net of acquisition fees and other items. The Company operated 119 auto lending branch offices as of March 31, 1998 and plans to open six additional branches in the remainder of fiscal 1998 and 45 branches in fiscal 1999. The Company may also expand loan production capacity at existing offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.3 million had been purchased pursuant to this program through March 31, 1998, although no common stock has been repurchased since September 1996. Certain restrictions contained in the Indenture pursuant to which the 9 1/4% Senior Notes were issued limit the amount of common stock which may be repurchased by the Company.

As of March 31, 1998, the Company had $15.6 million in cash and cash equivalents and investment securities. The Company also had available borrowing capacity of $98.7 million under its bank line of credit pursuant to the borrowing base requirement of such credit agreement. The Company estimates that it will require additional external capital for the remainder of fiscal 1998 in addition to these existing capital resources and collections and recoveries on its receivables portfolio and excess cash flow distributions from the Trusts in order to fund expansion of its lending activities, capital expenditures, and other costs and expenses.

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

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          11.1 Statement Re Computation of Per Share
               Earnings

          27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the quarterly period ended March 31, 1998: (i) Report filed January 22, 1998 announcing the commencement by the Company of an offering of $50 million in Senior Notes, and (ii) Report filed January 30, 1998 announcing the completion of such offering of $50 million in Senior Notes.

               In addition, certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended March 31, 1998 reporting monthly information related to securitization trusts.

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






                                                   AmeriCredit Corp.
                                            ------------------------------
                                                     (Registrant)


Date:  May 15, 1998                     By:      /s/  Daniel E. Berce
                                            ------------------------------
                                                     (Signature)

                                            Daniel E. Berce
                                            Chief Financial Officer