Form 10-K
period 1998-06-30
AMERICREDIT CORP
filed 1998-09-25
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended    June 30, 1998
                                             --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number       1-10667
                       ---------------------------------------------------------

                               AmeriCredit Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Texas                                            75-2291093
-------------------------------                 --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

  200 Bailey Avenue, Fort Worth, Texas                       76107
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (817)  332-7000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                          which registered
    Common Stock, $.01 par value                  New York Stock Exchange
------------------------------------        ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

    9 1/4 % Senior Notes due 2004/Guarantee of 9 1/4% Senior Notes due 2004
--------------------------------------------------------------------------------
                                (Title of class)

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
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 24,587,483 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 11, 1998 was approximately $577,805,851. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 31,098,320 shares of Common Stock, $.01 par value outstanding as of September 11, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended June 30, 1998 ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                               AMERICREDIT CORP.

                              INDEX TO FORM 10-K

ITEM                                                                        PAGE
 NO.                                                                         NO.
--------------------------------------------------------------------------------
                                    PART I
1.  Business                                                                   4
2.  Properties                                                                26
3.  Legal Proceedings                                                         27
4.  Submission of Matters to a Vote of Security Holders                       27

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder
       Matters                                                                28
6.  Selected Financial Data                                                   28
7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              28
7A. Quantitative and Qualitative Disclosures About
       Market Risk                                                            28
8.  Financial Statements and Supplementary Data                               28
9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               39

                                   PART III

10. Directors and Executive Officers of the Registrant                        40
11. Executive Compensation                                                    40
12. Security Ownership of Certain Beneficial Owners and
       Management                                                             40
13. Certain Relationships and Related Transactions                            40

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K                                                               41

                                  SIGNATURES                                  43

                                    PART I

Item 1.  Business
-----------------

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

The Company and its subsidiaries, including AmeriCredit Financial Services, Inc. ("AFSI"), a Delaware corporation, have been operating in the indirect automobile finance business since September 1992. Through its AFSI branch network, the Company purchases loans made by franchised and select independent dealers to consumers buying late model used and, to a lesser extent, new automobiles. The Company targets consumers who are typically unable to obtain financing from traditional sources. Funding for the Company's auto lending activities is obtained primarily through the sale of loans in securitization transactions.
The Company services its automobile lending portfolio at regional centers using automated loan servicing and collection systems.

In November 1996, the Company acquired Americredit Corporation of California, a California corporation. This subsidiary, which operates as AmeriCredit Mortgage Services ("AMS"), originates mortgage loans and sells the loans and related servicing rights in the wholesale markets.

INDIRECT AUTOMOBILE FINANCE OPERATIONS

Target Market. The Company's indirect automobile lending programs are designed to serve consumers who have limited access to traditional automobile financing. The Company's typical borrowers have experienced prior credit difficulties or have limited credit histories. Because the Company serves consumers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at rates higher than those charged by traditional automobile financing sources. The Company also expects to sustain a higher level of credit losses than traditional automobile financing sources since the Company provides financing in a relatively high risk market.

Dealership Marketing. Since the Company is an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company selects these dealers because they sell the type of used cars the Company prefers to finance, specifically later model, low mileage used cars. Of the contracts purchased by the Company during the fiscal year ended June 30, 1998, approximately 90% were originated by manufacturer franchised dealers with used car operations and 10% by select independent dealers. The Company purchased contracts from 9,204 dealers during the fiscal year ended June 30, 1998. No dealer accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

The Company's financing programs are marketed to dealers through branch office personnel, including branch managers, assistant managers and in some cases marketing representatives. The Company believes that the personal relationships its branch managers and other branch office personnel establish with the dealership personnel are an important factor in creating and maintaining productive relationships with its dealership customer base. Branch office personnel are responsible for the solicitation, enrollment and education of new dealers regarding the Company's financing programs. Branch office personnel visit dealerships to present information regarding the Company's financing programs and capabilities. These personnel explain the Company's underwriting philosophy, including its preference for non-prime quality contracts secured by later model, lower mileage used vehicles, and its practice of underwriting in the local branch office.

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

Branch Office Network. The Company uses a branch office network to market its financing programs to selected dealers and develop relationships with these dealers. Additionally, the branch office network is used for the underwriting of contracts submitted by dealerships. The Company believes a local presence enables the Company to more fully service dealers and be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, the regulatory environment and availability of qualified personnel. Branch offices are typically situated in suburban office buildings which are accessible to local dealers.

Each branch office solicits dealers for contracts and maintains the Company's relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and one or more dealer and customer service representatives. Larger branch offices may also have additional assistant managers and/or dealer marketing representatives. Branch managers are compensated with base salaries and annual incentives based on overall branch performance including factors such as branch credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash and stock option grants. The branch manager reports to a regional vice president.

The Company's regional vice presidents monitor branch office compliance with the Company's underwriting guidelines. The Company's management information systems provide the regional vice presidents access to credit application information enabling them to consult with the branch managers on daily credit decisions and review exceptions to the Company's underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews.

The following table sets forth information with respect to the number of branches, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

                                              Years Ended June 30,
                               ----------------------------------------------
                                     1998            1997           1996
                                     ----            ----           ----
                                            (dollars in thousands)

Number of branch offices                 129              85             51
Dollar volume of contracts
  purchased                       $1,737,813        $906,794       $432,442
Number of producing
  dealerships(1)                       9,204           5,657          3,262

(1) A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

The Company plans to expand its indirect automobile finance business by adding additional branch offices and increasing dealer penetration at its existing branch offices. The success of this strategy is dependent upon, among other factors, the Company's ability to hire and retain qualified branch managers and other personnel and to develop relationships with more dealers. The Company confronts intense competition in attracting key personnel and establishing relationships with dealers. Dealers often already have favorable non-prime financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's markets may result in a reduction in the profitability of the contracts that the Company purchases or a decrease in contract acquisition volume, which would adversely affect the Company's results of operations.

Proprietary Credit Scoring System and Risk-based Pricing. The Company has implemented a proprietary credit scoring system throughout its branch office network to support the branch level credit approval process. The credit scoring system was developed with the assistance of Fair, Isaac and Co., Inc.

from the Company's consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, the Company could compensate for this higher default risk through the structuring and pricing of the transaction. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could adversely affect the credit quality of the Company's receivables portfolio.

The credit scoring system contrasts the quality of credit applicant profiles resulting in a statistical assessment of the most predictive characteristics. Factors considered in any loan application include data presented on the application, the credit bureau report and the terms of the loan the applicant wishes to secure. Specifically, the credit scoring system considers the applicant's residential and employment stability, financial history, current financial capacity and integrity of meeting historical financial obligations, as well as the loan structure and credit bureau information. The scorecards take these factors into account and produce a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether risk is acceptable and the price the Company should charge for that risk. The Company's credit strategies are validated on a monthly basis through the comparison of actual versus projected performance by score. The Company endeavors to refine its proprietary scorecards based on new information in its databases and identified correlations relating to receivables performance.

Through the use of the Company's proprietary credit scoring system, branch office personnel with credit authority are able to more efficiently review and prioritize loan applications. Applications which receive a high score can be processed rapidly and credit decisions can be quickly faxed back to the dealer. Applications receiving low scores can be quickly rejected without further processing and review by the Company. This ability to prioritize applications allows for a more effective allocation of resources to those applications requiring more review.

Decentralized Loan Approval Process. The Company purchases individual contracts through its branch offices based on a decentralized credit approval process tailored to local market conditions. Each branch manager has a specific credit authority based upon his experience and historical loan portfolio results as well as established credit scoring parameters. In certain markets where a branch office is not present and with respect to certain large dealership groups, contracts are purchased through the Company's regional purchasing offices. Although the credit approval process is decentralized, all credit decisions are guided by the Company's credit scoring strategies, overall credit and underwriting policies and procedures and daily monitoring process.

Loan application packages completed by prospective obligors are received via facsimile at the branch offices from dealers. Application data is entered into the Company's automated application processing system. A credit bureau report is automatically generated and a credit score is computed. Branch office personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or decline the application. These personnel consider many factors in arriving at a credit decision, relying primarily on the applicant's credit score, but also taking into account the applicant's capacity to pay, stability, character and intent to pay, the contract terms and collateral value. The Company estimates that approximately 60% to 65% of applicants are denied credit by the Company typically because of their credit histories or because their income levels are not sufficient to support the proposed level of monthly payments. Dealers are contacted regarding credit decisions by telefax and/or telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

The Company's underwriting and collateral guidelines as well as credit scoring parameters form the basis for the branch level credit decision; however, the qualitative judgment of branch office personnel having credit authority with respect to the credit quality of an applicant is a significant factor in the final credit decision. Exceptions to credit policies and authorities must be approved by a regional vice president or other designated credit officer.

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

Servicing and Collections Procedures. The Company's servicing activities consist of collecting and processing consumer payments, responding to consumer inquiries, initiating contact with consumers who are delinquent in payment of a receivable installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle and repossessing and liquidating collateral when necessary. The Company utilizes various automated systems to support its servicing and collections activities. The Company uses monthly billing statements to serve as a reminder to consumers as well as an early warning mechanism in the event a consumer has failed to notify the Company of an address change. Approximately 15 days before an obligor's first payment due date and each month thereafter, the Company mails the consumer a billing statement directing the consumer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company's lockbox bank to the Company for posting to the loan accounting system. Payments may also be received directly by the Company from obligors. All payment processing and customer account maintenance is performed centrally in Fort Worth, Texas by the loan services department. The Company receives servicing fees for servicing securitized receivables equal to 2.25% per annum of the outstanding principal balance of such receivables.

The Company's collections activities are performed at regional centers located in Fort Worth, Texas, Tempe, Arizona and Charlotte, North Carolina. A predictive dialing system is utilized to make phone calls to consumers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of consumers from a file of records extracted from the Company's database. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all obligors who cannot be reached by telephone. By eliminating time wasted on attempting to reach consumers, the system gives a single collector the ability to speak with a larger number of accounts daily.

Once an account becomes more seriously delinquent, the account moves to the Company's mid-range collection unit. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes approximately 60 days past due, the Company typically initiates repossession of the financed vehicle. However, the Company may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the obligor deals in bad faith or the consumer voluntarily surrenders the financed vehicle.

Payment deferrals are at times offered to consumers who have encountered temporary financial difficulty, hindering their ability to pay as contracted, and when other methods of assisting the consumer in meeting the contract terms and conditions have been exhausted. A deferral allows the consumer to move a delinquent payment to the end of the loan by paying a fee or an amount approximating the interest portion of the payment deferred. The collector must review the past payment history and assess the obligor's desire and capacity to make future payments and, before agreeing to a deferral, must comply with the Company's policies and guidelines for deferrals. Exceptions to the Company's policies and guidelines for deferrals must be approved by a collections officer. Deferment transactions are processed by the loan services department. As of June 30, 1998, approximately 12% of the Company's managed receivables had received a deferral.

Repossessions. The Company follows prescribed legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the consumer. In some jurisdictions, the Company must provide the consumer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company's ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company and must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

Charge-Off Policy. The Company's policy is to charge-off an account in the month in which the account becomes 180 days contractually delinquent even if the Company has not repossessed the related vehicle. On accounts less than 180 days delinquent, the Company charges-off the account when the vehicle securing the delinquent contract is repossessed and disposed. The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts which are more than 60 days contractually delinquent.

Risk Management. The Company has developed procedures to evaluate and supervise the operations of each branch office on a centralized basis. The Company's risk management department is responsible for monitoring the contract purchase process and supporting the supervisory role of senior operations management. This department tracks via databases key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company's credit scoring system and is involved with third-party vendors in the development and enhancement of credit scorecards for the Company.

The risk management department also prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to refine the structure and mix of new contract purchases. Portfolio returns are reviewed on a consolidated basis, as well as at the branch office, dealer and contract levels.

Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default and to validate the credit scoring system after the receivable has aged for a sufficient period of time (generally six to nine months). Default probabilities are calculated for each account independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of the Company's credit strategies.

The value of the collateral underlying the Company's receivables portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data, along with the Company's own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities as well as for reserve analysis models.

The Company's risk management department conducts regular compliance audits of branch office operations, loan services, collections and other functional areas. The primary objective of the audits is to measure compliance with the Company's written policies and procedures as well as regulatory matters. Audits of branch office operations are conducted no less often than every six months and include a review of compliance with underwriting policies, completeness of loan documentation, assessment of collateral value and extent of applicant data investigation. Written audit reports are distributed to local branch office personnel and the regional vice presidents for response and follow-up. Senior operations management reviews copies of these reports. Audit results and responses are also reviewed on a quarterly based by an audit committee comprised of senior executive management.

Securitization of Loans. Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 1998, the Company had securitized approximately $2.9 billion of automobile receivables.

In its securitizations, the Company, through a wholly-owned subsidiary, transfers automobile receivables to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors, except for certain subordinated interests which may be retained by the Company.

When receivables are transferred to securitization trusts in securitization transactions, the Company recognizes a gain on sale of receivables and continues to service such receivables. The gain on sale of receivables represents the difference between the sales proceeds, net of transaction costs, and the Company's net carrying value of the receivables sold, plus the present value of estimated excess cash flows. The estimated excess cash flows are the difference between the cash collected from obligors on securitized receivables and the sum of (i) principal and interest paid to investors in the asset-backed securities;
(ii) contractual servicing fees; (iii) defaults, net of recoveries; and (iv) other expenses such as trustee fees and financial guarantee insurance premiums. Concurrently with recognizing such gain on sale of receivables, the Company records a corresponding asset, interest only receivables from trusts, which represents the present value of estimated excess cash flows as described above.

The calculation of interest-only receivables includes estimates of future losses and prepayment rates for the remaining term of the receivables sold since these factors impact the amount and timing of future cash collected on the receivables sold. The carrying value of interest-only receivables is reviewed quarterly by the Company on a disaggregated basis by trust. If future losses and prepayment rates exceed the Company's original estimates, the asset will be adjusted through a charge to income. Favorable credit loss and prepayment experience compared to the Company's original estimates would result in additional income when realized.

In connection with the Company's securitization program, the Company arranges for a financial guaranty insurance policy to achieve a high grade credit rating on the asset-backed securities issued. The policies for each of the Company's securitizations have been provided by Financial Security Assurance Inc. ("FSA"), a monoline insurer, which insures the timely payment of principal and interest due on the asset-backed securities. The Company has limited reimbursement obligations to FSA; however, credit enhancement requirements, including FSA's encumbrance of certain restricted cash accounts and subordinated interests in the trusts, provide a source of funds to cover shortfalls in collections (as described below) and to reimburse FSA for any claims which may be made under the policies issued with respect to the Company's securitizations.

The credit enhancement requirements for any securitization include restricted cash accounts which are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. Funds would be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds are also available to be withdrawn in an event of default to reimburse FSA for draws on its financial guaranty insurance policy. In addition, the restricted cash account for each securitization trust is cross-collateralized to the restricted cash accounts established in connection with the Company's other securitization trusts, such that excess cash flow from a performing securitization trust insured by FSA may be used to support cash flow shortfalls from a non-performing securitization trust insured by FSA, thereby further restricting excess cash flow available to the Company. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed predetermined required minimum levels.

FSA has taken a pledge of the stock of AFS Funding Corp., the wholly-owned subsidiary of the Company that owns the restricted cash accounts, interest-only receivables and any subordinated interests in the trusts, such that, if the pledge is foreclosed upon in the event of a payment by FSA under one of its insurance policies or certain material adverse changes in the business of the Company, FSA would control all of the restricted cash accounts, interest-only receivables and subordinated interests in the trusts. The terms of each securitization also provide that, under certain tests relating to delinquencies, defaults and losses, cash may be retained in the restricted cash account and not released to the Company until increased minimum levels of credit enhancement requirements have been reached and maintained.

Trade Names. The Company has obtained federal trademark protection for the "AmeriCredit" name and the logo that incorporates the "AmeriCredit" name.

Competition. Competition in the field of non-prime automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have greater financial resources and lower costs of funds than the Company. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by the Company. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. In seeking to establish itself as one of the principal financing sources at the dealers it serves, the Company competes predominately on the basis of its high level of dealer service and strong dealer relationships and by offering flexible loan terms. The Company also seeks to offer rates that are competitive and that are consistent with its goal of balancing risk and returns.

Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

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

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer credit reporting agency.

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

MORTGAGE LOAN OPERATIONS

In November 1996, the Company acquired all of the issued and outstanding stock of AMS in consideration for 400,000 shares of the Company's common stock. AMS originates and acquires non-prime mortgage loans through a network of mortgage brokers. AMS sells its mortgage loans and the related servicing rights in the wholesale markets.

While not currently representing a material portion of the Company's assets or revenues, management intends over time to devote substantial resources to pursue growth of AMS's business of originating mortgage loans to non-prime borrowers. There can be no assurance, however, that the Company will be able to successfully expand such business or that the failure to effectively expand such business will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

RISK FACTORS

Dependence on Credit Facilities. The Company depends on warehouse credit facilities with financial institutions to finance its purchase of auto receivables pending securitization. At June 30, 1998, the Company has two warehouse credit facilities for its auto finance activities, providing for borrowings of up to a total of $510 million. The Company's bank credit agreement (the "Credit Agreement") with various banks provides for revolving credit borrowings of up to $265 million, subject to a defined borrowing base.

The Credit Agreement matures in April 1999. In addition, the Company's commercial paper facility (the "Commercial Paper Facility") provides for borrowings of up to $245 million and matures in October 1998. As of September 11, 1998, the Company was negotiating to expand the Commercial Paper Facility and extend the maturity date. The Company's ability to execute its business strategy will require increases in the level of warehouse financing resources. There can be no assurance that such financing resources will continue to be available to the Company on reasonable terms or at all. To the extent that the Company is unable to extend or replace the Credit Agreement and Commercial Paper Facility or arrange new warehouse credit facilities, the Company would have to curtail its auto finance contract purchasing activities, which would have a material adverse effect on the Company's financial position, liquidity and results of operations.

The Credit Agreement and Commercial Paper Facility contain certain restrictions and covenants requiring the Company to maintain specified financial ratios and satisfy certain financial tests. A breach of any of these convenants could result in an event of default under the Credit Agreement and Commercial Paper Facility. Upon the occurrence of an event of default under these agreements, the lenders thereunder could elect to declare all amounts outstanding under these facilities, including accrued interest or other obligations, to be immediately due and payable and/or restrict the Company's ability to obtain additional borrowings under the Credit Agreement and Commercial Paper Facility. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those financial ratios and tests.

Dependence on Securitization Program. Since December 1994, the Company has relied upon its ability to aggregate and sell receivables in the asset-backed securities market to generate cash proceeds for repayment of warehouse credit facilities and to purchase additional contracts from automobile dealers. Further, gains on sales of receivables in the Company's securitizations represent a significant portion of the Company's revenues. The Company endeavors to effect securitizations of its receivables on at least a quarterly basis. Accordingly, adverse changes in the Company's asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company's ability to purchase and resell loans on a timely basis and upon terms reasonably favorable to the Company. Any delay in the sale of receivables beyond a quarter-end would result in no gain on sale in the given quarter and adversely affect the Company's reported earnings for such quarter. Any such adverse changes or delays would have a material adverse effect on the Company's financial position, liquidity and results of operations.

Dependence on Financial Guarantee Insurance Policies. To date, all of the Company's securitizations have utilized financial guaranty insurance policies issued by FSA in order to achieve high grade credit ratings on the asset-backed securities issued by the securitization trusts. FSA is not required to insure Company-sponsored securitizations and there can be no assurance that it will continue to do so or that future Company-sponsored securitizations will be similarly rated. Likewise, the Company is not required to utilize financial guaranty insurance policies issued by FSA or any other form of credit enhancement in connection with its securitizations. A downgrading of FSA's credit rating or FSA's withdrawal from the Company's securitization program could result in higher interest costs for future Company-sponsored securitizations. Such events could have a material adverse effect on the Company's financial position, liquidity and results of operations.

Liquidity and Capital Needs. The Company requires substantial amounts of cash to fund its automobile loan purchase and securitization activities. Although the Company recognizes a gain on sale of receivables upon the closing of a securitization, it typically receives the cash representing such gain over the actual life of the receivables securitized. The Company also incurs significant transaction costs in connection with a securitization and must deposit substantial amounts of cash to fund credit enhancement requirements set by FSA for Company-sponsored securitizations. Accordingly, the Company's strategy of securitizing substantially all of its newly purchased receivables and increasing the number of contracts purchased will require substantial amounts of cash.

The Company expects to continue to require substantial amounts of cash as the volume of the Company's contract purchases increases and its securitization program grows. The Company's primary cash requirements include the funding of:
(i) contract purchases pending their securitization and sale; (ii) credit enhancement requirements in connection with the securitization and sale of the receivables; (iii) interest and principal payments under warehouse credit facilities and other indebtedness; (iv) fees and expenses incurred in connection with the securitization of receivables and the servicing of such receivables;
(v) ongoing operating expenses; and (vi) income tax payments due on receipt of excess cash flows from securitization trusts.

The Company's primary sources of liquidity in the future are expected to be existing cash, borrowings under its Credit Agreement and Commercial Paper Facility, the implementation of other warehouse credit facilities, sales of automobile receivables through securitizations, servicing fees and excess cash flow received from securitization trusts and collections on automobile receivables prior to sale in securitization transactions.

The Company's primary sources of liquidity as described in the paragraph above are expected to be sufficient to fund the Company's liquidity requirements for the year ending June 30, 1999 if the Company's future operations are consistent with management's current growth expectations. However, because the Company expects to continue to require substantial amounts of cash for the foreseeable future, it anticipates that it will need to effect debt or equity financings regularly, in addition to quarterly securitizations. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of various financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to the favorableness of the terms on which such sources may be available.

Leverage. The Company currently has substantial outstanding indebtedness. The Company's ability to make payments of principal or interest on, or to refinance its indebtedness will depend on its future operating performance, and its ability to effect additional securitizations and debt and/or equity financings, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

The degree to which the Company is leveraged creates risks including: (i) the Company may be more vulnerable to adverse general economic and industry conditions; (ii) the Company may find it more difficult to obtain additional financing for future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and (iii) the Company will have to dedicate a substantial portion of the Company's cash resources to the payment of principal and interest on indebtedness outstanding thereby reducing the funds available for operations and future business opportunities. In addition, the Credit Agreement, the Commercial Paper Facility and the Indenture pursuant to which the Company's 9 1/4% Senior Notes were issued contain certain convenants which could limit the Company's operating and financial flexibility.

Default and Prepayment Risks. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of automobile finance contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of receivables sold to securitization trusts. A portion of the loans purchased by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held for sale by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the Credit Agreement and Commercial Paper Facility, the Company is not able to borrow against defaulted loans and loans greater than 30 days delinquent held by the Company.

The Company also retains a substantial portion of the default and prepayment risk associated with the automobile receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet represents interest-only receivables which are based on the present value of estimated future excess cash flows from the securitized receivables to be received by the Company. Accordingly, interest-only receivables are calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. In addition, the Company is required to deposit substantial amounts of the cash flows generated by its interests in Company sponsored securitizations ("restricted cash") into spread accounts which are pledged to FSA as security for any amounts which may be paid out by FSA on financial guarantee insurance policies.

The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its interest-only receivables by making a charge to income and writing down the carrying value of the asset on its balance sheet. Future cash flows from securitization trusts may also be less than expected and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in prepayments and defaults would reduce the size of the Company's servicing portfolio which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flow. A material write-down of interest-only receivables and the corresponding decreases in earnings and cash flow could limit the Company's ability to service debt and to affect future securitizations and other financings. Although the Company believes that it has made reasonable assumptions as to the future estimated excess cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon the occurrence of future events.

Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing. Generally, the Company's agreements with FSA to procure financial guarantee insurance policies in connection with securitization transactions contain specified limits on the delinquency, default and loss rates on the receivables included in each trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the agreements would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow. Further, the credit enhancement requirements for each securitization trust are cross-collateralized to the credit enhancement requirements established in connection with each of the Company's other securitization trusts, such that excess cash flow from a performing securitization trust insured by FSA may be used to support increased credit enhancement requirements for a non-performing securitization trust insured by FSA, thereby further restricting excess cash flow available to the Company.

The Company's agreements with FSA in connection with securitization transactions contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher than the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed these additional specified limits applicable to such trust, provisions of the agreements permit FSA to terminate the Company's servicing rights with respect to the receivables sold to that trust. In addition, the servicing agreements are cross-defaulted so that a default under one servicing agreement would allow FSA to terminate the Company's servicing rights under all of its servicing agreements. Although the Company has never exceeded such delinquency, default or loss rates, there can be no assurance that such specified limits will not be exceeded in the future and that the Company's servicing rights will not be terminated. FSA has other rights to terminate the Company as servicer if (i) the Company were to breach its obligations under the servicing agreements, (ii) FSA was required to make payments under its policies or (iii) certain bankruptcy or insolvency events were to occur. As of June 30, 1998, no such termination events have occurred with respect to any of the trusts formed by the Company.

Implementation of Business Strategy. The Company's financial position and results of operations are a function of Company management's ability to execute its business strategy. Key factors involved in execution of such business strategy include the Company's ability to obtain substantial additional financing, expand its automobile finance branch network, attract and retain skilled employees and manage growth successfully. The failure or inability of the Company to execute its business strategy could materially adversely affect its financial position, liquidity and results of operations.

The Company's business strategy also includes leveraging its expertise to broaden its lending to non-prime borrowers through the operations of AMS.

While not currently representing a material portion of the Company's assets or revenues, management intends over time to devote substantial resources to pursue growth of AMS's business of originating mortgage loans to sub-prime borrowers. The conduct of a mortgage finance business requires a substantial amount of cash. The Company has limited prior experience in the mortgage business. There can be no assurance that the Company will be able to successfully implement its non-prime mortgage business strategy. The failure to effectively implement such strategy or to obtain adequate resources to fund AMS's growth may have material adverse effects on the Company's financial position, liquidity and results of operations.

Credit-Impaired Borrowers. The Company specializes in purchasing, securitizing and servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages such risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that such criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company's financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions. Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession. Such periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, during an economic slowdown or recession, the Company's servicing costs may increase without a corresponding increase in its servicing fee income. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company's ability to complete future securitizations and correspondingly, its financial position, liquidity and results of operations.

Interest Rates. The Company's profitability may be directly affected by the level of and fluctuations in interest rates, which affect the Company's ability to earn a gross interest rate spread between the rate charged consumers and the rate paid on its indebtedness. As interest rates rise, the Company would have to increase the rates charged on new contract purchases in order to preserve the gross interest rate spread. However, the rates charged consumers are influenced by various factors, including competitive conditions, and the Company may experience a decline in contract purchase volume if it attempted to charge consumers higher rates. In addition, state by state regulations regarding maximum interest rates for consumers may limit the Company's opportunity to pass on increased interest costs. Furthermore, the Company's future gains recognized upon the securitization of automobile receivables would also be affected by increased interest rates. The Company recognizes a gain in connection with its securitizations based upon the present value of estimated excess cash flows from the securitization trusts, which is largely dependent upon the gross interest rate spread. The Company believes that its profitability and liquidity would be adversely affected during any period of higher interest rates, possibly to a material degree. The Company monitors the interest rate environment and employs pre-funding and other strategies designed to mitigate the impact of changes in interest rates. There can be no assurance, however, that pre-funding or other strategies will be effective in mitigating the impact of changes in interest rates.

Competition. Reference should be made to Item 1. "Business Indirect Automobile Finance Operations Competition" for a discussion of competitive risk factors.

Regulation. Reference should be made to Item 1. "Business Indirect Automobile Finance Operations Regulation" for a discussion of regulatory risk factors.

Year 2000 Issue
---------------

The Company places significant reliance on its computer systems to conduct its automobile finance business. The Company's underwriting, servicing, collections and administrative functions are each dependent upon certain critical information technology components for daily operations. In addition, the Company relies on the data processing capabilities of certain major suppliers and business partners to support its operations.

The year 2000 issue is whether the Company's or its vendors' computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company has developed a comprehensive project plan for achieving year 2000 readiness. The Company believes that with modifications to existing systems and/or conversion to new systems, the year 2000 issue will not pose significant operational problems for the Company. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computer systems rely, would not have an adverse effect on the Company's operations.

EMPLOYEES

At June 30, 1998, the Company employed approximately 1,400 persons.

EXECUTIVE OFFICERS

The following sets forth certain data concerning the executive officers of the Company.

           Name             Age                    Position
           ----             ---                    --------

Clifton H. Morris, Jr.       63      Chairman of the Board and Chief
                                       Executive Officer
Michael R. Barrington        39      Vice Chairman, President and
                                       Chief Operating Officer
Daniel E. Berce              44      Vice Chairman and Chief
                                       Financial Officer
Edward H. Esstman            57      Executive Vice President - Auto
                                       Finance Division; President and
                                       Chief Operating Officer of AFSI
Chris A. Choate              35      Senior Vice President, General
                                       Counsel and Secretary
Cheryl L. Miller             34      Executive Vice President, Director of
                                       Collections and Customer
                                       Service of AFSI
Michael T. Miller            37      Executive Vice President and Chief
                                       Credit Officer
Preston A. Miller            34      Executive Vice President and
                                       Treasurer

CLIFTON H. MORRIS, JR. has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to November 1996. Mr. Morris is also a director of Service Corporation International, a publicly held company which owns and operates funeral homes and related businesses, and Cash America International, a publicly held pawn brokerage company.

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

EDWARD H. ESSTMAN has been President and Chief Operating Officer of AFSI since November 1996. Mr.Esstman was Executive Vice President, Director of Consumer Finance Operations of AFSI from November 1994 until November 1996 and was

Senior Vice President, Director of Consumer Finance of AFSI from AFSI's formation in July 1992 until November 1994. Mr. Esstman has also been Executive Vice President Auto Finance Division of the Company since November 1996 and Senior Vice President and Chief Credit Officer of the Company from November 1994 until November 1996.

CHRIS A. CHOATE has been Senior Vice President, General Counsel and Secretary of the Company since November 1996 and was Vice President, General Counsel and Secretary of the Company from November 1994 until November 1996 and General Counsel and Secretary of the Company from January 1993 until November 1994.
From July 1991 until January 1993, Mr. Choate was Assistant General Counsel.

CHERYL L. MILLER has been Executive Vice President, Director of Collections and Customer Service of AFSI since July 1998 and was Senior Vice President, Director of Collections and Customer Service of AFSI from March 1996 until July 1998 and Vice President, Director of Collections and Customer Service of AFSI from October 1994 until March 1996. From May 1994 until October 1994, Ms. Miller acted in other management capacities for AFSI. Prior to that, Ms. Miller was with Ford Motor Credit Company, most recently as customer service supervisor of the Dallas branch.

MICHAEL T. MILLER has been Executive Vice President and Chief Credit Officer since July 1998 and was Senior Vice President and Chief Credit Officer of the Company from November 1996 until July 1998. Mr. Miller was Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff of AFSI from November 1994 until November 1996 and Vice President, Risk Management, Credit Policy and Planning of AFSI from AFSI's formation in July 1992 until November 1994.

PRESTON A. MILLER has been Executive Vice President and Treasurer since July 1998 and was Senior Vice President and Treasurer of the Company from November 1996 until July 1998. Mr. Miller was Vice President and Controller of the Company from November 1994 until November 1996 and was Controller of the Company from September 1989 until November 1994.

Item 2.  Properties
-------------------

The Company's executive offices are located at 200 Bailey Avenue, Fort Worth, Texas, in a 43,000 square foot building purchased by the Company in February 1994. This building is utilized by the Company for branch office support and administrative activities. The Company leases 67,000 square feet of office space in Tempe, Arizona under a ten year agreement with renewal options, 56,000 square feet of office space in Charlotte, North Carolina under a ten year agreement with renewal options and 65,000 square feet of office space in Fort Worth, Texas under four year agreements. These facilities are used for loan servicing and collections activities. The Company also leases 32,000 square feet of office space in Fort Worth, Texas under a five year agreement for various activities including its mortgage operations and regional automobile contract purchasing office.

The Company's branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

Item 3.  Legal Proceedings
--------------------------

In the normal course of its business, the Company is named as a defendant in legal proceedings. These cases include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. In the opinion of management, these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The Company has never paid cash dividends on its common stock. The Company's Credit Agreement, Commercial Paper Facility and the Indenture pursuant to which the 9 1/4% Senior Notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for purposes of funding operations.

Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in further response to this Item 5.

Item 6.  Selected Financial Data
--------------------------------

Information contained under the caption "Summary Financial and Operating Information" in the Annual Report is incorporated herein by reference in response to this Item 6.

Item 7.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
         Results of Operations
         ---------------------

Information contained under the caption "Financial Review" in the Annual Report is incorporated herein by reference in response to this Item 7.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Information contained under the caption "Financial Review Interest Rate Risk" in the Annual Report is incorporated herein by reference in response to this
Item 7A.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

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

The following supplementary information presents consolidating financial data for (i) the Company (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998.

Investments in subsidiaries are accounted for by the parent company on the equity method for purposes of the presentation set forth below. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

                                AmeriCredit Corp.
                            Supplementary Information
                           Consolidating Balance Sheet
                                  June 30, 1998
                             (Dollars in Thousands)

                                       AmeriCredit
                                          Corp.     Guarantors   Non-Guarantors  Eliminations  Consolidated
                                       ----------   ----------   --------------  ------------  ------------
ASSETS
Cash and cash equivalents                           $  30,157      $   2,930                      $  33,087
Receivables held for sale, net                        178,219        164,634                        342,853
Interest-only receivables
  from Trusts                          $  (2,151)       4,253        135,701                        137,803
Investments in Trust receivables                        3,181        114,809                        117,990
Restricted cash                                                       68,258                         68,258
Property and equipment, net                  175       23,210                                        23,385
Other assets                               8,911       13,003          3,271                         25,185
Due (to) from affiliates                 330,924     (227,835)      (103,089)
Investment in affiliates                 129,765       13,921              2       $(143,688)
                                       ---------    ---------      ---------       ---------      ---------

     Total assets                      $ 467,624    $  38,109      $ 386,516       $(143,688)     $ 748,561
                                       =========    =========      =========       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities                         $  24,900      $ 140,708                      $ 165,608
Senior notes                           $ 175,000                                                    175,000
Other notes payable                        6,384           26                                         6,410
Deferred income taxes                    (17,641)     (19,961)        80,743                         43,141
Accrued taxes and expenses                (2,280)      53,950            571                         52,241
                                       ---------    ---------      ---------       ---------      ---------

  Total liabilities                      161,463       58,915        222,022                        442,400
                                       ---------    ---------      ---------       ---------      ---------

Shareholders' equity:

Common stock                                 346          203              3       $    (206)           346
Additional paid-in capital               230,295      108,336         13,921        (122,257)       230,295
Unrealized gain on interest-only
  receivables                              4,431                       4,431          (4,431)         4,431
Retained earnings                         94,207     (129,345)       146,139         (16,794)        94,207
                                       ---------    ---------      ---------       ---------      ---------

                                         329,279      (20,806)       164,494        (143,688)       329,279

Treasury stock                           (23,118)                                                  (23,118)
                                       ---------    ---------      ---------       ---------      ---------

  Total shareholders' equity             306,161      (20,806)       164,494        (143,688)       306,161
                                       ---------    ---------      ---------       ---------      ---------

  Total liabilities and
    shareholders' equity               $ 467,624    $  38,109      $ 386,516       $(143,688)     $ 748,561
                                       =========    =========      =========       =========      =========

                                AmeriCredit Corp.
                            Supplementary Information
                           Consolidating Balance Sheet
                                  June 30, 1997
                             (Dollars in Thousands)

                                      AmeriCredit
                                         Corp.     Guarantors   Non-Guarantors Eliminations  Consolidated
                                      -----------  ----------   -------------- ------------  ------------
ASSETS
Cash and cash equivalents                           $   3,988        $   2,039                  $   6,027
Receivables held for sale, net                        240,912           25,745                    266,657
Interest-only receivables
  from Trusts                          $    (777)       5,883           54,827                     59,933
Investments in Trust receivables                        6,213           48,230                     54,443
Restricted cash                                                         67,895                     67,895
Property and equipment, net                  136       13,748                                      13,884
Other assets                              10,947       12,564            1,103                     24,614
Due (to) from affiliates                 277,369     (197,656)         (79,713)
Investment in affiliates                  56,764                                  $ (56,764)
                                       ---------    ---------        ---------    ---------     ---------

     Total assets                      $ 344,439    $  85,652        $ 120,126    $ (56,764)    $ 493,453
                                       =========    =========        =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities                         $  72,045                                   $  72,045
Senior notes                           $ 125,000                                                  125,000
Other notes payable                        3,484           33        $  23,689                     27,206
Deferred income taxes                     (8,669)      (5,547)          27,520                     13,304
Accrued taxes and expenses                 8,088       27,987            3,287                     39,362
                                       ---------    ---------        ---------    ---------     ---------

  Total liabilities                      127,903       94,518           54,496                    276,917
                                       ---------    ---------        ---------    ---------     ---------

Shareholders' equity:

Common stock                                 333          203                3    $    (206)          333
Additional paid-in capital               203,544       98,336                       (98,336)      203,544
Unrealized gain on interest-only
  receivables                              2,954                         2,954       (2,954)        2,954
Retained earnings                         33,466     (107,405)          62,673       44,732        33,466
                                       ---------    ---------        ---------    ---------     ---------

                                         240,297       (8,866)          65,630      (56,764)      240,297

Treasury stock                           (23,761)                                                 (23,761)
                                       ---------    ---------        ---------    ---------     ---------

  Total shareholders' equity             216,536       (8,866)          65,630      (56,764)      216,536
                                       ---------    ---------        ---------    ---------     ---------

  Total liabilities and
    shareholders' equity               $ 344,439    $  85,652        $ 120,126    $ (56,764)    $ 493,453
                                       =========    =========        =========    =========     =========

                               AmeriCredit Corp.
                           Supplementary Information
                       Consolidating Statement of Income
                           Year Ended June 30, 1998
                            (Dollars in Thousands)


                                   AmeriCredit
                                      Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                   -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income                           $  39,114      $  16,723                   $  55,837
  Gain on sale of receivables        $  (6,729)       1,350        128,624                     123,245
  Servicing fee income                               91,473          4,805     $ (53,594)       42,684
  Investment income                     31,029          539          4,129       (30,643)        5,054
  Other income                                          868            252                       1,120
  Equity in income of affiliates        61,526                                   (61,526)
                                     ---------    ---------      ---------     ---------     ---------
                                        85,826      133,344        154,533      (145,763)      227,940
                                     ---------    ---------      ---------     ---------     ---------

Costs and expenses:
  Operating expenses                    10,800      137,273              5       (53,594)       94,484
  Provision for losses                                7,555                                      7,555
  Interest expense                      14,776       24,192         18,810       (30,643)       27,135
                                     ---------    ---------      ---------     ---------     ---------
                                        25,576      169,020         18,815       (84,237)      129,174
                                     ---------    ---------      ---------     ---------     ---------

Income before income taxes              60,250      (35,676)       135,718       (61,526)       98,766

Income tax provision                      (491)     (13,736)        52,252                      38,025
                                     ---------    ---------      ---------     ---------     ---------

Net income                           $  60,741    $ (21,940)     $  83,466     $ (61,526)    $  60,741
                                     =========    =========      =========     =========     =========

                               AmeriCredit Corp.
                           Supplementary Information
                       Consolidating Statement of Income
                           Year Ended June 30, 1997
                            (Dollars in Thousands)


                                 AmeriCredit
                                    Corp.     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                 -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income                        $  36,633       $   8,277                   $  44,910
  Gain on sale of receivables      $    (855)      2,939          65,172                      67,256
  Servicing fee income                            55,994           4,111     $ (39,081)       21,024
  Investment income                   18,262         147           2,411       (17,911)        2,909
  Other income                            86       1,344             218                       1,648
  Equity in income of affiliates      33,374                                   (33,374)
                                   ---------   ---------       ---------     ---------     ---------
                                      50,867      97,057          80,189       (90,366)      137,747
                                   ---------   ---------       ---------     ---------     ---------

Costs and expenses:
  Operating expenses                   5,282      83,997           1,717       (39,081)       51,915
  Provision for losses                             6,595                                       6,595
  Interest expense                     5,116      17,202          11,905       (17,911)       16,312
                                   ---------   ---------       ---------     ---------     ---------
                                      10,398     107,794          13,622       (56,992)       74,822
                                   ---------   ---------       ---------     ---------     ---------

Income before income taxes            40,469     (10,737)         66,567       (33,374)       62,925

Income tax provision                   1,770      (3,217)         25,673                      24,226
                                   ---------   ---------       ---------     ---------     ---------

Net income                         $  38,699   $  (7,520)      $  40,894     $ (33,374)    $  38,699
                                   =========   =========       =========     =========     =========

                               AmeriCredit Corp.
                           Supplementary Information
                       Consolidating Statement of Income
                           Year Ended June 30, 1996
                            (Dollars in Thousands)

                                   AmeriCredit
                                     Corp.      Guarantors  Non-Guarantors  Eliminations  Consolidated
                                   -----------  ----------  --------------  ------------  ------------
Revenue:
  Finance charge income                           $ 32,050        $ 19,656                    $ 51,706
  Gain on sale of receivables                       12,449          10,424                      22,873
  Servicing fee income                              26,329              50      $(22,667)        3,712
  Investment income                   $ 11,395         337             643       (11,300)        1,075
  Other income                             104       1,489              19                       1,612
  Equity in income of affiliates        25,914                                   (25,914)
                                      --------    --------        --------      --------      --------
                                        37,413      72,654          30,792       (59,881)       80,978
                                      --------    --------        --------      --------      --------

Costs and expenses:
  Operating expenses                     3,700      41,359           3,289       (22,667)       25,681
  Provision for losses                               7,912                                       7,912
  Interest expense                         371      15,212           8,846       (11,300)       13,129
                                      --------    --------        --------      --------      --------
                                         4,071      64,483          12,135       (33,967)       46,722
                                      --------    --------        --------      --------      --------

Income before income taxes              33,342       8,171          18,657       (25,914)       34,256

Income tax provision                    11,751         914                                      12,665
                                      --------    --------        --------      --------      --------

Net income                            $ 21,591    $  7,257        $ 18,657      $(25,914)     $ 21,591
                                      ========    ========        ========      ========      ========

                               AmeriCredit Corp.
                           Supplementary Information
                     Consolidating Statement of Cash Flows
                           Year Ended June 30, 1998
                            (Dollars in Thousands)

                                                   AmeriCredit                       Non-
                                                       Corp.       Guarantors     Guarantors   Eliminations  Consolidated
                                                   -----------     ----------     ----------   ------------  ------------
Cash flows from operating activities
  Net income                                       $    60,741     $  (21,940)    $   83,466    $  (61,526)  $    60,741
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                             50          4,448                                      4,498
  Provision for losses                                                  7,555                                      7,555
  Deferred income taxes                                    297        (14,414)        52,256                      38,139
  Non-cash gain on sale of auto receivables                                         (113,428)                   (113,428)
  Equity in income of affiliates                       (61,526)                                    61,526
  Changes in assets and liabilities
       Interest-only receivables from Trusts                             (166)        38,168                      38,002
       Other assets                                       (420)          (739)        (2,165)                     (3,324)
       Accrued taxes and expenses                      (10,368)        25,963         (2,716)                     12,879
                                                   -----------    -----------    -----------    ----------   -----------
  Net cash provided by operating activities            (11,226)           707         55,581                      45,062
                                                   -----------    -----------    -----------    ----------   -----------

Cash flows from investing activities
  Purchases of auto receivables                                    (1,717,006)    (1,777,748)    1,777,748    (1,717,006)
  Originations of mortgage receivables                               (137,169)                                  (137,169)
  Principal collections and recoveries on
    receivables                                                        11,984          6,400                      18,384
  Net proceeds from sale of auto receivables                        1,777,748      1,632,357    (1,777,748)    1,632,357
  Net proceeds from sale of mortgage receivables                      119,683                                    119,683
  Increase in investments in Trust receivables                          3,032        (66,579)                    (63,547)
  Increase in restricted cash                                                           (363)                       (363)
  Purchases of property and equipment                       11         (9,467)                                    (9,456)
  Decrease in other assets                               5,000                                                     5,000
  Net change in investment in affiliates                (9,998)        (3,921)            (2)       13,921
                                                   -----------    -----------    -----------    ----------   -----------
  Net cash used by investment activities                (4,987)        44,884       (205,935)       13,921      (152,117)
                                                   -----------    -----------    -----------    ----------   -----------

Cash flows from financing activities
  Net change in warehouse credtit facilities                          (47,145)       140,708                      93,563
  Proceeds from issuance of senior notes                47,762                                                    47,762
  Payments on other notes payable                       (1,346)            (7)       (23,689)                    (25,042)
  Proceeds from issuance of common stock                17,832                        13,921       (13,921)       17,832
  Net change in due (to) from affiliates               (48,035)        27,730         20,305
                                                   -----------    -----------    -----------    ----------   -----------
  Net cash provided by financing activities             16,213        (19,422)       151,245       (13,921)      134,115
                                                   -----------    -----------    -----------    ----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                                          26,169            891                      27,060

Cash and cash equivalents at beginning of year                          3,988          2,039                       6,027
                                                   -----------    -----------    -----------    ----------   -----------

Cash and cash equivalents at end of year                          $    30,157    $     2,930                 $    33,087
                                                   ===========    ===========    ===========    ==========   ===========

                                AmeriCredit Corp.
                            Supplementary Information
                      Consolidating Statement of Cash Flows
                            Year Ended June 30, 1997

                                                   AmeriCredit                   Non-
                                                      Corp.      Guarantors   Guarantors   Eliminations  Consolidated
                                                   -----------  -----------  -----------  -------------  ------------
Cash flows from operating activities
  Net income                                       $  38,699    $   (7,520)   $   40,894    $ (33,374)     $  38,699
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                           28         2,175                                     2,203
  Provision for losses                                               6,595                                     6,595
  Deferred income taxes                               (1,180)       (1,912)       27,520                      24,428
  Non-cash gain on sale of auto receivables                                      (66,203)                    (66,203)
  Equity in income of affiliates                     (33,374)                                  33,374
  Changes in assets and liabilities
       Interest-only receivables from Trusts                         1,236        21,655                      22,891
       Other assets                                      917        (3,083)         (175)                     (2,341)
       Accrued taxes and expenses                      4,835        18,278         3,380                      26,493
                                                   ---------    ----------    ----------    ---------      ---------
  Net cash provided by operating activities            9,925        15,769        27,071                      52,765
                                                   ---------    ----------    ----------    ---------      ---------

Cash flows from investing activities
  Purchases of auto receivables                                   (896,711)     (814,107)     814,107       (896,711)
  Originations of mortgage receivables                             (53,770)                                  (53,770)
  Principal collections and recoveries on
    receivables                                                     22,672        41,717                      64,389
  Net proceeds from sale of auto receivables                       814,107       814,107     (814,107)       814,107
  Net proceeds from sale of mortgage receivables                    52,489                                    52,489
  Increase in investments in Trust receivables                      (5,169)      (28,000)                    (33,169)
  Increase in restricted cash                                                    (52,591)                    (52,591)
  Decrease in other assets                                58                                                      58
  Purchases of property and equipment                    (81)       (4,430)                                   (4,511)
  Net change in investment in affiliates              25,605       (22,981)       (2,624)
                                                   ---------    ----------    ----------    ---------      ---------
  Net cash used by investment activities              25,582       (93,793)      (41,498)                   (109,709)
                                                   ---------    ----------    ----------    ---------      ---------

Cash flows from financing activities
  Net change in warehouse credit facilities                        (17,264)                                  (17,264)
  Proceeds from issuance of senior notes             120,894                                                 120,894
  Payments on other notes payable                       (552)                    (44,158)                    (44,710)
  Purchase of treasury stock                          (4,387)                                                 (4,387)
  Proceeds from issuance of common stock               6,293                                                   6,293
  Net change in due (to) from affiliates            (152,842)       99,363        53,479
                                                   ---------    ----------    ----------    ---------      ---------
  Net cash provided by financing activities          (30,594)       82,099         9,321                      60,826
                                                   ---------    ----------    ----------    ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                          4,913         4,075        (5,106)                      3,882
Cash and cash equivalents at beginning of year        (4,913)          (87)        7,145                       2,145
                                                   ---------    ----------    ----------    ---------      ---------

Cash and cash equivalents at end of year                        $    3,988    $    2,039                   $   6,027
                                                   =========    ==========    ==========    =========      =========

                                AmeriCredit Corp.
                            Supplementary Information
                      Consolidating Statement of Cash Flows
                            Year Ended June 30, 1996
                             (Dollars in Thousands)

                                                AmeriCredit                   Non-
                                                    Corp.     Guarantors   Guarantors  Eliminations  Consolidated
                                                -----------   ----------   ----------  ------------  ------------
Cash flows from operating activities
  Net income                                     $  21,591    $   7,257     $  18,657    $ (25,914)    $  21,591
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                         49        1,479                                    1,528
  Provision for losses                                            7,912                                    7,912
  Deferred income taxes                             14,113       (2,432)                                  11,681
  Non-cash gain on sale of auto receivables                      (9,538)       (6,809)                   (16,347)
  Equity in income of affiliates                   (25,914)                                 25,914
  Changes in assets and liabilities
       Interest-only receivables from Trusts                      3,773           755                      4,528
       Other assets                                    362       (1,857)          511                       (984)
       Accrued taxes and expenses                    1,273        8,606          (473)                     9,406
                                                 ---------    ---------     ---------    ---------     ---------
  Net cash provided by operating activities         11,474       15,200        12,641                     39,315
                                                 ---------    ---------     ---------    ---------     ---------

Cash flows from investing activities
  Purchases of auto receivables                                (417,235)     (115,646)     115,646      (417,235)
  Principal collections and recoveries on
    receivables                                                  37,894        57,054                     94,948
  Net proceeds from sale of auto receivables                    285,779       115,646     (115,646)      285,779
  Increase in investments in Trust receivables                  (11,382)       (9,892)                   (21,274)
  Increase in restricted cash                                                 (10,297)                   (10,297)
  Purchases of property and equipment                2,536       (5,698)                                  (3,162)
  Decrease in other assets                           3,707                                                 3,707
  Net change in investment in affiliates            (2,746)       2,743             3
                                                 ---------    ---------     ---------    ---------     ---------
  Net cash used by investment activities             3,497     (107,899)       36,868                    (67,534)
                                                 ---------    ---------     ---------    ---------     ---------

Cash flows from financing activities
  Net change in warehouse credit facilities                      86,000                                   86,000
  Payments on other notes payable                     (298)                   (66,673)                   (66,971)
  Proceeds from issuance of common stock             3,731                                                 3,731
  Purchase of treasury stock                       (10,710)                                              (10,710)
  Net change in due (to) from affiliates           (29,794)      13,006        16,788
                                                 ---------    ---------     ---------    ---------     ---------
  Net cash provided by financing activities        (37,071)      99,006       (49,885)                    12,050
                                                 ---------    ---------     ---------    ---------     ---------

Net increase (decrease) in cash and cash
  equivalents                                      (22,100)       6,307          (376)                   (16,169)

Cash and cash equivalents at beginning of year      17,187       (6,394)        7,521                     18,314
                                                 ---------    ---------     ---------    ---------     ---------

Cash and cash equivalents at end of year         $  (4,913)   $     (87)    $   7,145                  $   2,145
                                                 =========    =========     =========    =========     =========

REPORT ON INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION



Board of Directors and Shareholders
AmeriCredit Corp.



Our report on the audits of the consolidated financial statements of AmeriCredit Corp. as of June 30, 1998 and 1997 and for the three years ended June 30, 1998, 1997 and 1996 have been incorporated by reference in this Form 10-K from page 31 of the 1998 Annual Report to Shareholders of AmeriCredit Corp. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The related financial statement schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

PricewaterhouseCoopers LLP



Fort Worth, Texas
August 4, 1998

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
     Financial Disclosure
     --------------------

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10. See
Item 1. "Business - Executive Officers" for information concerning executive officers.

Item 11.  Executive Compensation
--------------------------------

Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information contained under the caption "Principal Shareholders and Stock Ownership of Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information contained under the caption "Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(1) The following Consolidated Financial Statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 1998 and 1997.

     Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

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

(4) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

(5) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1998. Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended June 30, 1998 reporting monthly information related to securitization trusts.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 1998

                            AMERICREDIT CORP.

                            BY:    /s/Clifton H. Morris, Jr.
                                   -------------------------
                                   Clifton H. Morris, Jr.
                                   Chairman of the Board and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                     DATE
      ---------                     -----                     ----

/s/Clifton H. Morris, Jr.    Chairman of the Board and  September 24, 1998
---------------------------  Chief Executive Officer
CLIFTON H. MORRIS, JR.

/s/Daniel E. Berce           Vice Chairman and          September 24, 1998
---------------------------  Chief Financial Officer
DANIEL E. BERCE

/s/Michael R. Barrington     Vice Chairman, President   September 24, 1998
---------------------------  and Chief Operating Officer
MICHAEL R. BARRINGTON

/s/Edward H. Esstman         Executive Vice President,  September 24, 1998
---------------------------  Auto Finance Division and
EDWARD H. ESSTMAN            Director

/s/James H. Greer            Director                   September 24, 1998
---------------------------
JAMES H. GREER

                             Director
---------------------------                             -------------------
GERALD W. HADDOCK

/s/Douglas K. Higgins        Director                   September 24, 1998
---------------------------
DOUGLAS K. HIGGINS

                             Director
---------------------------                             -------------------
KENNETH H. JONES, JR.

                               INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the letters in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol "@" under the Exhibit Number column.


Exhibit
Number                               Description
-------                              -----------

3.1(a)    --   Articles of Incorporation of the Company, filed May 18, 1988, and
               Articles of Amendment to Articles of Incorporation, filed August
               24, 1988 (Exhibit 3.1)
3.2(a)    --   Amendment to Articles of Incorporation, filed October 18, 1989
               (Exhibit 3.2)
3.3(e)    --   Articles of Amendment to Articles of Incorporation of the
               Company, filed November 12, 1992 (Exhibit 3.3)
3.4(o)    --   Bylaws of the Company, as amended (Exhibit 3.4)
4.1(d)    --   Specimen stock certificate evidencing the Common Stock (Exhibit
               4.1)
4.2(n)    --   Rights Agreement, dated August 28, 1997, between the Company and
               ChaseMellon Shareholder Services, L.L.C. (Exhibit 1)
10.1(a)   --   1989 Stock Option Plan (with Stock Appreciation Rights) for the
               Company (Exhibit 10.5)
10.2(b)   --   Amendment No. 1 to the 1989 Stock Option Plan (with Stock
               Appreciation Rights) for the Company (Exhibit 4.6)
10.3(c)   --   1990 Stock Option Plan for Non-Employee Directors of the Company
               (Exhibit 10.14)
10.4(d)   --   1991 Key Employee Stock Option Plan of the Company (Exhibit
               10.10)
10.5(d)   --   1991 Non-employee Director Stock Option Plan of the Company
               (Exhibit 10.11)
10.6(d)   --   Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)
10.6.1(o) --   Amendment No. 1 to Executive Employment Agreement, dated May 1,
               1997, between the Company and Clifton H. Morris, Jr. (Exhibit
               10.7.1)
10.7(d)   --   Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit 10.19)
10.7.1(o) --   Amendment No. 1 to Executive Employment Agreement, dated May 1,
               1997, between the Company and Michael R. Barrington (Exhibit
               10.8.1)
10.8(d)   --   Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

                               INDEX TO EXHIBITS
                                  (Continued)

10.8.1(o) --   Amendment No. 1 to Executive Employment Agreement, dated May 1,
               1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)
10.9(o)   --   Amended and Restated Employment Agreement, dated October 15,
               1996, between the Company and Edward H. Esstman (Exhibit 10.10)
10.9.1(o) --   Amendment No. 1 to Amended and Restated Employment Agreement,
               dated May 1, 1997, between the Company and Edward H. Esstman
               (Exhibit 10.10.1)
10.10(o)  --   Amended and Restated Employment Agreement, dated July 1, 1997, between the Company and Michael T. Miller (Exhibit 10.11)
10.10.1@  --   Amendment No. 1 to Amended and Restated Employment Agreement,
               dated as of August 1, 1998, between the Company and Michael T.
               Miller
10.11 (p) --   Sale and Servicing Agreement, dated as of October 8, 1997, between CP Funding Corp., AmeriCredit Financial Services, Inc.
               and The Chase Manhattan Bank (Exhibit 10.2)
10.12(p)  --   Funding Agreement, dated as of October 8, 1997, between CP
               Funding Corp., Park Avenue Receivables Corporation, The Chase
               Manhattan Bank and other financial institutions named therein
               (Exhibit 10.3)
10.13 (p) --   Restated Revolving Credit Agreement, dated October 3, 1997, between AmeriCredit Corp. and subsidiaries and Wells Fargo Bank
               (Texas), National Association, Bank One, Texas, N.A. and other banks named therein (Exhibit 10.1)
10.13.1@  --   First Amendment to Restated Revolving Credit Agreement, dated
               January 21, 1998, between AmeriCredit Corp. and subsidiaries and
               Wells Fargo Bank (Texas), National Association, Bank One, Texas,
               N.A. and other banks named therein
10.13.2@  --   Second Amendment to Restated Revolving Credit Agreement, dated
               April 30, 1998, between AmeriCredit Corp. and subsidiaries and
               Wells Fargo Bank (Texas), National Association, Bank One, Texas,
               N.A. and other banks named therein
10.13.3@  --   Third Amendment to Restated Revolving Credit Agreement, dated
               August 31, 1998, between AmeriCredit Corp. and subsidiaries and
               Wells Fargo Bank (Texas), National Association, and other banks named therein

                               INDEX TO EXHIBITS
                                  (Continued)

10.14(l)  --   Indenture, dated February 4, 1997, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with respect to Series A and Series B 9 1/4% Senior Notes due 2004 (Exhibit 10.2)
10.15(l)  --   Purchase Agreement, dated January 30, 1997, between AmeriCredit
               Corp. and subsidiaries and Smith Barney Inc., Montgomery
               Securities, Piper Jaffray Inc. and Wheat First Butcher Singer
               (Exhibit 10.3)
10.16(l)  --   A/B Exchange Registration Rights Agreement, dated February 4,
               1997, between AmeriCredit Corp. and subsidiaries and Smith Barney
               Inc., Montgomery Securities, Piper Jaffray Inc. and Wheat First
               Butcher Singer (Exhibit 10.4)
10.17(g)  --   1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.
10.18(m)  --   Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for
               AmeriCredit Corp
10.19(h)  --   Pooling and Servicing Agreement relating to AmeriCredit
               Automobile Receivables Trust 1995-B, dated November 20, 1995, among AmeriCredit Financial Services, Inc., AmeriCredit
               Receivables Corp. and LaSalle National Bank (Exhibit 10.1)
10.20(i)  --   Pooling and Servicing Agreement relating to AmeriCredit
               Automobile Receivables Trust 1996-A, dated February 12, 1996, among AmeriCredit Financial Services, Inc., AmeriCredit
               Receivables Corp. and LaSalle National Bank (Exhibit 10.1)
10.21(j)  --   Pooling and Servicing Agreement relating to AmeriCredit
               Automobile Receivables Trust 1996-B, dated April 30, 1996, among
               AmeriCredit Financial Services, Inc., AFS Funding Corp. and
               LaSalle National Bank (Exhibit 4.1)
10.22(k)  --   1996 Limited Stock Option Plan for AmeriCredit Corp.
10.23(q)  --   Indenture, dated January 29, 1998, between AmeriCredit Corp. and subsidiaries and Bank One, N.A., with respect to Series C and
               Series D 9 1/4% Senior Notes due 2004 (Exhibit 10.24)
10.24(q)  --   Purchase Agreement, dated January 26, 1998, between AmeriCredit
               Corp. and subsidiaries and Salomon Brothers, Inc. and Credit
               Suisse First Boston Corporation (Exhibit 10.25)
10.25(q)  --   C/D Exchange Registration Rights Agreement, dated as of January
               29, 1998, between AmeriCredit Corp. and subsidiaries and Salomon
               Brothers, Inc. and Credit Suisse First Boston Corporation
               (Exhibit 10.26)
10.26(f)  --   1998 Limited Stock Option Plan for AmeriCredit
11.1@     --   Statement Re Computation of Per Share Earnings
12.1@     --   Statement Re Computation of Ratios

                               INDEX TO EXHIBITS
                                  (Continued)

13.1@     --   1998 Annual Report to Shareholders of the Company
21.1@     --   Subsidiaries of the Registrant
23.1@     --   Consent of PricewaterhouseCoopers LLP
27.1@     --   Financial Data Schedule
_____________________________________________________________________

(a) Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(b) Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.
(c) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990 filed by the Company with the Securities and Exchange Commission.
(d) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991 filed by the Company with the Securities and Exchange Commission.
(e) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993 filed by the Company with the Securities and Exchange Commission.
(f) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1998 filed by the Company with the Securities and Exchange Commission.
(g) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1995 filed by the Company with the Securities and Exchange Commission.
(h) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 filed by the Company with the Securities and Exchange Commission.
(i) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 filed by Company with the Securities and Exchange Commission.
(j) Incorporated by reference to the exhibit shown in parenthesis included in a Report on Form 8-K, dated May 16, 1996, filed by the AmeriCredit Automobile Receivables Trust 1996-B with the Securities and Exchange Commission.

                               INDEX TO EXHIBITS
                                  (Continued)

(k) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1996 filed by the Company with the Securities and Exchange Commission.
(l) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 filed by the Company with the Securities and Exchange Commission.
(m) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1997 filed by the Company with the Securities and Exchange Commission.
(n) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(o) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997 filed by the Company with the Securities and Exchange Commission.
(p) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 filed by the Company with the Securities and Exchange Commission.
(q) Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 333-46993 on Form S-4 filed by the Company with the Securities and Exchange Commission.
@         Filed herewith