Form 10-Q
period 1998-09-30
AMERICREDIT CORP
filed 1998-11-13
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998
                                               ------------------

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------------

Commission file number                      1-10667
                      ---------------------------------------------------------


                                AMERICREDIT CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                       75-2291093
-------------------------------             -----------------------------------
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

There were 62,652,874 shares of common stock, $.01 par value outstanding as of October 31, 1998.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q


Part I.       FINANCIAL INFORMATION


         Item 1.   Financial Statements                                    PAGE
                                                                           ----

           Consolidated Balance Sheets -
                 September 30, 1998 and June 30, 1998......................  3

                 Consolidated Statements of Income and Comprehensive
                 Income - Three Months Ended September 30, 1998 and
                 1997......................................................  4

                 Consolidated Statements of Cash Flows -
                 Three Months Ended September 30, 1998 and 1997............  5

                 Notes to Consolidated Financial
                 Statements................................................  6

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations............................... 18

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk............................................. 28

Part II.  OTHER INFORMATION


SIGNATURE ................................................................. 30

                         PART I - FINANCIAL INFORMATION

Item I.          FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                           September 30,    June 30,
                                                               1998           1998
                                                               ----           ----
ASSETS

     Cash and cash equivalents                              $  28,218         $  33,087
     Receivables held for sale, net                           386,476           342,853
     Interest-only receivables from Trusts                    154,486           137,803
     Investments in Trust receivables                         129,576           117,990
     Restricted cash                                           84,754            68,258
     Property and equipment, net                               27,337            23,385
     Other assets                                              28,274            25,185
                                                            ---------         ---------

              Total assets                                  $ 839,121         $ 748,561
                                                            ---------         ---------
                                                            ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Warehouse credit facilities                       $ 208,185         $ 165,608
          Senior notes                                        175,000           175,000
          Other notes payable                                   8,285             6,410
          Accrued taxes and expenses                           60,873            52,241
          Deferred income taxes                                51,622            43,141
                                                            ---------         ---------

              Total liabilities                               503,965           442,400
                                                            ---------         ---------

     Shareholders' equity:
          Preferred Stock, $.01 par value
            per share; 20,000,000 shares
            authorized, none issued
          Common stock, $.01 par value
            per share; 120,000,000 shares
            authorized; 70,163,714 and
            69,272,948 shares issued                              702               693
          Additional paid-in capital                          238,225           230,295
          Accumulated other comprehensive income                6,098             4,431
          Retained earnings                                   113,249            93,860
                                                            ---------         ---------

                                                              358,274           329,279
          Treasury stock, at cost
            (7,667,318 shares)                                (23,118)          (23,118)
                                                            ---------         ---------

             Total shareholders' equity                       335,156           306,161
                                                            ---------         ---------

          Total liabilities and shareholders' equity        $ 839,121         $ 748,561
                                                            ---------         ---------
                                                            ---------         ---------

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)


                                                        Three Months Ended
                                                           September 30,
                                               ---------------------------------
                                                       1998             1997
                                                       ----             ----

Revenue:
      Finance charge income                    $     16,917         $     13,061
      Gain on sale of receivables                    42,043               26,042
      Servicing fee income                           15,391                8,713
      Investment income                               1,302                1,280
      Other income                                      466                  194
                                               ------------         ------------

                                                     76,119               49,290
                                               ------------         ------------

Costs and expenses:
      Operating expenses                             34,059               20,091
      Provision for losses                            2,188                1,906
      Interest expense                                8,345                5,839
                                               ------------         ------------

                                                     44,592               27,836
                                               ------------         ------------

Income before income taxes                           31,527               21,454

Income tax provision                                 12,138                8,260
                                               ------------         ------------

      Net income                                     19,389               13,194
                                               ------------         ------------

Other comprehensive income:
      Unrealized gain on interest-
        only receivables                              2,712                1,265
      Less related income tax provision              (1,045)                (510)
                                               ------------         ------------

                                                      1,667                  755
                                               ------------         ------------

      Comprehensive income                     $     21,056         $     13,949
                                               ------------         ------------
                                               ------------         ------------

Earnings per share:
      Basic                                    $        .31         $        .22
                                               ------------         ------------
                                               ------------         ------------
      Diluted                                  $        .29         $        .21
                                               ------------         ------------
                                               ------------         ------------

Weighted average shares                          62,339,479           58,959,096
                                               ------------         ------------
                                               ------------         ------------

Weighted average shares and
   assumed incremental shares                    66,968,691           63,983,916
                                               ------------         ------------
                                               ------------         ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)


                                                                    Three Months Ended
                                                                       September 30,
                                                                    ------------------
                                                                    1998            1997
                                                                    ----            ----
Cash flows from operating activities:
   Net income                                                 $  19,389         $  13,194
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                           1,820               853
          Provision for losses                                    2,188             1,906
          Deferred income taxes                                  12,289             8,121
          Non-cash gain on sale of auto receivables             (35,219)          (24,769)
          Changes in assets and liabilities:
            Interest-only receivables from Trusts                21,248             8,464
            Other assets                                         (3,163)           (1,891)
            Accrued taxes and expenses                            8,632               750
                                                              ---------         ---------

Net cash provided by operating activities                        27,184             6,628
                                                              ---------         ---------

Cash flows from investing activities:
   Purchases of auto receivables                               (622,212)         (350,798)
   Originations of mortgage receivables                         (38,901)          (27,393)
   Principal collections and recoveries on receivables            5,464            12,160
   Net proceeds from sale of auto receivables                   562,296           329,643
   Net proceeds from sale of mortgage receivables                47,542            24,969
   Increase in investments in Trust receivables                 (11,586)          (16,063)
   Increase in restricted cash                                  (16,496)          (11,995)
   Purchases of property and equipment                           (3,262)           (2,028)
                                                              ---------         ---------

Net cash used by investing activities                           (77,155)          (41,505)
                                                              ---------         ---------

Cash flows from financing activities:
   Net change in warehouse credit facilities                     42,577            31,250
   Payments on other notes payable                                 (561)           (5,567)
   Proceeds from issuance of common stock                         3,086             5,332
                                                              ---------         ---------


Net cash provided by financing activities                        45,102            31,015
                                                              ---------         ---------

Net decrease in cash and cash equivalents                        (4,869)           (3,862)

Cash and cash equivalents at beginning of period                 33,087             6,027
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $  28,218         $   2,165
                                                              ---------         ---------
                                                              ---------         ---------


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

The consolidated financial statements as of September 30, 1998 and for the periods ended September 30, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1998 Annual Report to Shareholders.

The Company's Board of Directors approved a two for one stock split on August 6, 1998 which was effected in the form of a 100% stock dividend for shareholders of record on September 11, 1998 and paid on September 30, 1998.
In connection with the stock split, $347,000 was transferred from retained earnings to common stock representing the par value of the additional shares issued. All share data for the periods presented, except shares authorized, have been adjusted to reflect the stock split on a retroactive basis.

The Company adopted the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective July 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company has reported comprehensive income in the accompanying Consolidated Statements of Income and Comprehensive Income. All prior periods presented have been restated to conform to the requirements of SFAS 130.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):


                                      September 30,       June 30,
                                          1998              1998
                                          ----              ----

Auto receivables                       $ 384,664         $ 334,110

Less allowance for losses                (10,657)          (12,756)
                                       ---------         ---------

Auto receivables, net                    374,007           321,354

Mortgage receivables                      12,469            21,499
                                       ---------         ---------

                                       $ 386,476         $ 342,853
                                       ---------         ---------
                                       ---------         ---------

A summary of the allowance for losses is as follows (in thousands):

                                                Three Months Ended
                                                   September 30,
                                                -------------------
                                                1998           1997
                                                ----           ----
Balance at beginning of period               $12,756        $12,946
Provision for losses                           2,188          1,906
Acquisition fees                              14,046         11,365
Allowance related to auto receivables
  sold to Trusts                             (16,475)        (9,766)
Net charge-offs                               (1,858)        (2,902)
                                              ------         ------

Balance at end of period                     $10,657        $13,549
                                              ------         ------
                                              ------         ------


NOTE 3 - INTEREST-ONLY RECEIVABLES FROM TRUSTS

As of September 30, 1998 and June 30, 1998, the Company was servicing $2,332.2 million and $1,968.4 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of interest-only strips.

A summary of interest-only receivables is as follows(in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                   --------------------------
                                                   1998                  1997
                                                   ----                  ----
Balance at beginning of period                   $137,803              $ 59,933
Non-cash gain on sale of auto receivables          35,219                24,769
Accretion of present value discount                 4,371                 1,950
Change in unrealized gain                           2,712                 1,265
Excess cash flows in the Trusts                   (22,119)              (10,414)
Permanent impairment write-down                    (3,500)
                                                  -------                ------

Balance at end of period                         $154,486              $ 77,503
                                                  -------                ------
                                                  -------                ------


A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                                   Three Months Ended
                                                      September 30,
                                                  ---------------------
                                                  1998             1997
                                                  ----             ----

Balance at beginning of period                 $ 176,759        $ 74,925
Assumptions for cumulative credit losses          62,593          34,166
Permanent impairment write-down                    3,500
Net charge-offs                                  (28,861)        (14,542)
                                                 -------         -------

Balance at end of period                       $ 213,991       $  94,549
                                                 -------         -------
                                                 -------         -------

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                              September 30,        June 30,
                                                 1998               1998
                                                 ----               ----

Commercial paper facility                      $196,703            $140,708
Mortgage facility                                11,482              24,900
                                                 ------             -------

                                               $208,185            $165,608
                                                 ------             -------
                                                 ------             -------


In September 1998, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement from $245 million to $505 million. Under the funding agreement, the Company transfers auto receivables to CP Funding Corp. ("CPFC"), a special purpose finance subsidiary of the Company, and CPFC in turn issues a note, collateralized by such auto receivables, to the agent. The agent provides funding under the note to CPFC pursuant to an advance formula and CPFC forwards the funds to the Company in consideration for the transfer of auto receivables. While CPFC is a consolidated subsidiary of the Company, CPFC is a separate legal entity and the auto receivables transferred to CPFC and the other assets of CPFC are legally owned by CPFC and not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the note bear interest at commercial paper, London Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agent to CPFC. The funding agreement, which expires in September 1999, contains various covenants requiring certain minimum financial ratios and results.

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $235 million, subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in April 1999, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock. There were no outstanding balances under the credit agreement as of September 30, 1998.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1%. The Company is also required to pay an annual commitment fee equal to 1/8% of the unused portion of the facility. The facility expires in February 1999.

NOTE 5 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----

Interest costs (none capitalized)             $12,552       $ 8,630
Income taxes                                    3,502            29


During the three months ended September 30, 1998 and 1997, the Company entered into lease agreements for property and equipment of $2,436,000 and $768,000, respectively.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

On October 22, 1998, the Financial Accounting Standards Board ("FASB") staff issued a draft of a proposed FASB Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition" (the "Proposed Guide"). The Proposed Guide indicates that two methods have arisen in practice for measuring and accounting for credit enhancements such as the restricted cash, investments in Trust receivables and interest-only receivables from Trusts on the Company's consolidated balance sheets. These methods are referred to as the cash-in method and the cash-out method, although variations of the two methods exist. Under the cash-in method, the assumed discount period for measuring the present value of excess cash flows ends when the Trusts are expected to collect such amounts. Under the cash-out method, the assumed discount period ends when the credit enhancement assets become available to the seller of the receivables on an unrestricted basis. While the total amount of revenue recognized over time from a securitization transaction would be the same under either method, the initial gain on sale of receivables would generally be higher under the cash-in method, offset by less servicing fee income over time. The Proposed Guide indicates that only the cash-out method should be used to measure the fair value of credit enhancements. The Proposed Guide remains subject to a comment period and further amendments may occur prior to becoming effective.

The Company has historically used a variation of the cash-in method to account for its credit enhancement assets. Pending further guidance on which variation of the cash-out method would be required, the Company has not yet determined the effects of adopting the Proposed Guide on its consolidated financial position and results of operations. Adoption of the Proposed Guide will have no effect on the Company's cash flows.

NOTE 7 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal, premium, if any, and interest on the Company's Senior Notes is guaranteed by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the Senior Notes. The Company believes that the condensed consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors. Therefore, the separate financial statements of the Subsidiary Guarantors are not deemed material.

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

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                               September 30, 1998
                        (Unaudited, Dollars in Thousands)


                                        AMERICREDIT
                                            CORP.       GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        -----------     ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents                $              $ 27,565       $    653         $              $ 28,218
Receivables held for sale, net                           159,142        227,334                         386,476
Interest-only receivables
   from Trusts                             (2,062)         2,812        153,736                         154,486
Investments in Trust receivables                           2,515        127,061                         129,576
Restricted cash                                            3,300         81,454                          84,754
Property and equipment, net                   210         27,089             38                          27,337
Other assets                                8,658         14,535          5,081                          28,274
Due (to) from affiliates                  343,778       (235,452)      (108,326)
Investment in affiliates                  151,177         13,921              2          (165,100)
                                          -------        -------        -------           -------

    Total assets                         $501,761       $ 15,427       $487,033         $(165,100)     $839,121
                                          -------        -------        -------           -------       -------
                                          -------        -------        -------           -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities              $              $ 11,482      $196,703         $               $208,185
Senior notes                              175,000                                                       175,000
Other notes payable                         8,260             25                                          8,285
Accrued taxes and expenses                  5,913         54,062           898                           60,873
Deferred income taxes                     (22,568)       (24,357)       98,547                           51,622
                                          -------        --------       ------           --------       -------

  Total liabilities                       166,605         41,212       296,148                          503,965
                                          -------        -------       -------           --------       -------

Shareholders' equity:

Common stock                                  702            203             3               (206)          702
Additional paid-in capital                238,225        108,336        13,921           (122,257)      238,225
Accumulated other
   comprehensive income                     6,098                        6,098             (6,098)        6,098
Retained earnings                         113,249       (134,324)      170,863            (36,539)      113,249
                                          -------        -------       -------           ---------     --------

                                          358,274        (25,785)      190,885           (165,100)      358,274

Treasury stock                            (23,118)                                                      (23,118)
                                          -------        -------       -------            -------       -------

  Total shareholders' equity              335,156        (25,785)      190,885           (165,100)      335,156
                                          -------        --------      -------            -------       -------

  Total liabilities and
    shareholders' equity                 $501,761       $ 15,427      $487,033          $(165,100)     $839,121
                                          -------        -------       -------           --------       -------
                                          -------        -------       -------           --------       -------


                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 1998
                        (Unaudited, Dollars in Thousands)


                                         AMERICREDIT
                                            CORP.       GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents                $              $ 30,157       $  2,930         $              $ 33,087
Receivables held for sale, net                           178,219        164,634                         342,853
Interest-only receivables                  (2,151)         4,253        135,701                         137,803
   from Trusts
Investments in Trust receivables                           3,181        114,809                         117,990
Restricted cash                                                          68,258                          68,258
Property and equipment, net                   175         23,210                                         23,385
Other assets                                8,911         13,003          3,271                          25,185
Due (to) from affiliates                  330,924       (227,835)      (103,089)
Investment in affiliates                  129,765         13,921              2          (143,688)
                                          -------        -------        -------          --------

    Total assets                         $467,624       $ 38,109       $386,516         $(143,688)     $748,561
                                          -------        -------        -------          --------       -------
                                          -------        -------        -------          --------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities              $               $24,900       $140,708         $              $165,608
Senior notes                              175,000                                                       175,000
Other notes payable                         6,384             26                                          6,410
Accrued taxes and expenses                 (2,280)        53,950            571                          52,241
Deferred income taxes                     (17,641)       (19,961)        80,743                          43,141
                                          -------        -------        -------          --------       -------
  Total liabilities                       161,463         58,915        222,022                         442,400
                                          -------        -------        -------          --------       -------

Shareholders' equity:

Common stock                                  693            203              3             (206)           693
Additional paid-in capital                230,295        108,336         13,921         (122,257)       230,295
Accumulated other
   comprehensive income                     4,431                         4,431           (4,431)         4,431
Retained earnings                          93,860       (129,345)       146,139          (16,794)        93,860
                                          -------        -------        -------          -------        -------

                                          329,279        (20,806)       164,494         (143,688)       329,279

Treasury stock                            (23,118)                                                      (23,118)
                                          -------        -------        -------          -------        -------

  Total shareholders'equity               306,161        (20,806)       164,494         (143,688)       306,161
                                          -------        -------        -------          -------        -------

  Total liabilities and
    shareholders' equity                 $467,624       $ 38,109       $386,516        $(143,688)      $748,561
                                          -------        -------        -------          -------        -------
                                          -------        -------        -------          -------        -------


                                AmeriCredit Corp.
                         Consolidating Income Statement
                      Three Months Ended September 30, 1998
                        (Unaudited, Dollars in Thousands)

                                        AMERICREDIT
                                            CORP.       GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        -----------     ----------   --------------   ------------   ------------

Revenue:
  Finance charge income                   $               $ 10,133     $ 6,784          $              $ 16,917
  Gain on sale of receivables                 (40)           3,019      39,064                           42,043
  Servicing fee income                                      27,511       1,218            (13,338)       15,391
  Investment income                         7,357              278       1,005             (7,338)        1,302
  Other income                                                 455          11                              466
  Equity in income of
    affiliates                             19,745                                         (19,745)
                                           -------          ------      ------            -------        ------
                                           27,062           41,396      48,082            (40,421)       76,119
                                           -------          ------      ------            -------        ------

Costs and expenses:
  Operating expenses                        3,434           43,943          20            (13,338)       34,059
  Provision for losses                                       1,069       1,119                            2,188
  Interest expense                          4,463            5,763       5,457             (7,338)        8,345
                                           -------          ------      ------            -------       -------
                                            7,897           50,775       6,596            (20,676)       44,592
                                           -------          ------      ------            -------       -------

Income before income taxes                 19,165           (9,379)     41,486            (19,745)       31,527

Income tax provision                         (224)          (4,400)     16,762                           12,138
                                           ------           ------      ------            -------        ------

Net income                                $19,389          $(4,979)    $24,724           $(19,745)      $19,389
                                           ------           ------      ------            -------        ------
                                           ------           ------      ------            -------        ------


                                AmeriCredit Corp.
                         Consolidating Income Statement
                      Three Months Ended September 30, 1997
                        (Unaudited, Dollars in Thousands)

                                        AMERICREDIT
                                            CORP.        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        -----------      ----------   --------------   ------------   ------------
Revenue:
  Finance charge income                   $               $ 12,084       $   977          $              $ 13,061
  Gain on sale of receivables              (1,737)           2,070        25,709                           26,042
  Servicing fee income                                      11,380         1,760             (4,427)        8,713
  Investment income                         2,609               28         1,101             (2,458)        1,280
  Other income                                                 118            76                              194
  Equity in income of
    affiliates                             17,502                                           (17,502)
                                           ------           ------         ------            -------       ------
                                           18,374           25,680         29,623           (24,387)       49,290
                                           ------           ------         ------            -------       ------

Costs and expenses:
  Operating expenses                        2,630           21,908            (20)           (4,427)       20,091
  Provision for losses                                       1,906                                          1,906
  Interest expense                          3,174            3,567          1,556            (2,458)        5,839
                                           ------           ------         ------            -------       ------
                                            5,804           27,381          1,536            (6,885)       27,836
                                           ------           ------         ------            -------       ------

Income before income taxes                 12,570           (1,701)        28,087           (17,502)       21,454

Income tax provision                         (624)            (794)         9,678                           8,260
                                           ------           ------         ------           -------        ------

Net income                                $13,194          $(  907)       $18,409          $(17,502)      $13,194
                                           ------           ------         ------           -------        ------
                                           ------           ------         ------           -------        ------


                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1998
                        (Unaudited, Dollars in Thousands)

                                                        AMERICREDIT
                                                            CORP.       GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        -----------     ----------   --------------   ------------   ------------
Cash flow from operating activities:
  Net income                                              $19,389       $ (4,979)        $24,724        $(19,745)        $19,389
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                        18          1,802                                           1,820
          Provision for losses                                             1,069           1,119                           2,188
          Deferred income taxes                               (74)        (4,396)         16,759                          12,289
          Non-cash gain on sale of auto
             receivables                                                                 (35,219)                        (35,219)
          Equity in income of affiliates                  (19,745)                                        19,745
          Changes in assets and liabilities:
             Interest-only receivables from
                 Trusts                                       (89)         1,441          19,896                          21,248
              Other assets                                    253         (1,605)         (1,811)                         (3,163)
              Accrued taxes and expenses                    8,193            112             327                           8,632
                                                          -------         ------          ------           ------          ------

Net cash provided by operating
    activities                                              7,945         (6,556)         25,795                          27,184
                                                          -------         ------          ------           ------         ------


Cash flows from investing activities:
  Purchases of auto receivables                                         (622,212)       (632,171)         632,171       (622,212)
  Originations of mortgage receivables                                   (38,901)                                        (38,901)
  Principal collections and recoveries on
    receivables                                                             (901)          6,365                           5,464
  Net proceeds from sale of auto receivables                             632,171         562,296         (632,171)       562,296
  Net proceeds from sale of mortgage receivables                          47,542                                          47,542
  Increase in investments in Trust receivables                               666         (12,252)                        (11,586)
  Increase in restricted cash                                             (3,300)        (13,196)                        (16,496)
  Purchases of property and equipment                         (53)        (3,171)            (38)                         (3,262)
                                                          -------         ------          ------           ------         ------

Net cash used by investing activities                         (53)        11,894         (88,996)                        (77,155)
                                                          -------         ------          ------           ------         ------

Cash flows from financing activities:
  Net change in warehouse credit facilities                              (13,418)         55,995                          42,577
  Payments on other notes payable                            (560)            (1)                                           (561)
  Proceeds from issuance of common stock                    3,086                                                          3,086
  Net change in due (to) from affiliates                  (10,418)         5,489           4,929
                                                          -------         ------          ------           ------         ------

Net cash provided by financing
  activities                                               (7,892)        (7,930)         60,924                          45,102
                                                          -------         ------          ------           ------         ------

Net decrease in cash and cash equivalents                                 (2,592)         (2,277)                         (4,869)

Cash and cash equivalents at beginning of
  period                                                                  30,157           2,930                          33,087
                                                          -------         ------          ------           ------         ------

Cash and cash equivalents at end of period               $               $27,565         $   653          $              $28,218
                                                          -------         ------          ------           ------         ------
                                                          -------         ------          ------           ------         ------


                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1997
                        (Unaudited, Dollars in Thousands)


                                                         AMERICREDIT
                                                            CORP.       GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         -----------    ----------    --------------    ------------   ------------
Cash flow from operating activities:
  Net income                                               $13,194       $  (907)        $18,409          $(17,502)       $13,194
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                          6           847                                              853
          Provision for losses                                             1,906                                            1,906
          Deferred income taxes                               (625)       (1,446)         10,192                            8,121
          Non-cash gain on sale of auto
           receivables                                                                   (24,769)                         (24,769)
          Equity in income of affiliates                   (17,502)                                         17,502
         Changes in assets and liabilities:
               Interest-only receivables from
                  Trusts                                       574           (73)          7,963                            8,464
              Other assets                                  (1,784)          (12)            (95)                          (1,891)
              Accrued taxes and expenses                    (2,637)        4,714          (1,327)                             750
                                                           -------        ------          ------            ------        -------

Net cash provided by operating
    activities                                              (8,774)        5,029          10,373                            6,628
                                                           -------        ------          ------            ------        -------


Cash flows from investing activities:
  Purchases of auto receivables                                         (350,798)       (329,643)          329,643       (350,798)
  Originations of mortgage receivables                                   (27,393)                                         (27,393)
  Principal collections and recoveries on
    receivables                                                            7,255           4,905                           12,160
  Net proceeds from sale of auto receivables                             329,643         329,643          (329,643)       329,643
  Net proceeds from sale of mortgage receivables                          24,969                                           24,969
  Increase in investments in Trust receivables                             1,977         (18,040)                         (16,063)
  Increase in restricted cash                                                            (11,995)                         (11,995)
  Purchases of property and equipment                          (22)       (2,006)                                          (2,028)
  Net change in investment in affiliates                   (10,000)       10,000
                                                           -------        ------          ------            ------        -------

Net cash used by investing
  activities                                               (10,022)       (6,353)        (25,130)                         (41,505)
                                                           -------        ------          ------            ------        -------

Cash flows from financing activities:
  Net change in warehouse credit facilities                               31,250                                           31,250
  Payments on other notes payable                             (283)           (2)         (5,282)                          (5,567)
  Proceeds from issuance of common stock                     5,332                                                          5,332
  Net change in due (to) from affiliates                    13,747       (33,424)         19,677
                                                           -------        ------          ------            ------        -------

Net cash provided by financing
  activities                                                18,796        (2,176)         14,395                           31,015
                                                           -------        ------          ------            ------        -------

Net decrease in cash and cash equivalents                                 (3,500)           (362)                          (3,862)

Cash and cash equivalents at beginning of
  period                                                                   3,988           2,039                            6,027
                                                           -------        ------          ------            ------        -------

Cash and cash equivalents at end of period                $              $   488         $ 1,677           $              $ 2,165
                                                           -------        ------          ------            ------        -------
                                                           -------        ------          ------            ------        -------

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates earnings and cash flow primarily from the purchase, securitization and servicing of auto receivables. The Company purchases auto finance contracts from franchised and select independent automobile dealerships. To fund the acquisition of receivables prior to securitization, the Company utilizes borrowings under its warehouse credit facilities. The Company generates finance charge income on its receivables pending securitization ("receivables held for sale") and pays interest expense on borrowings under its warehouse credit facilities.

The Company sells receivables to securitization trusts ("Trusts") that, in turn, sell asset-backed securities to investors. By securitizing its receivables, the Company is able to lock in the gross interest rate spread between the yield on such receivables and the interest rate payable on the asset-backed securities. The Company recognizes a gain on the sale of receivables to the Trusts which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company to protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows can be utilized by the Company on an unrestricted basis. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized ("serviced receivables").

In November 1996, the Company acquired AmeriCredit Mortgage Services ("AMS"), which originates and sells mortgage loans. The acquisition was accounted for as a purchase and the results of operations for AMS have been included in the consolidated financial statements since the acquisition date. Receivables originated in this business are referred to as mortgage receivables. Such receivables are generally packaged and sold for cash on a servicing released whole-loan basis. The Company recognizes a gain at the time of sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO
      THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                     Three Months Ended
                                        September 30,
                                     ------------------
                                     1998          1997
                                     ----          ----
Auto:
  Held for sale                  $  290,187    $  245,988
  Serviced                        2,216,953     1,013,034
                                  ---------     ---------
                                  2,507,140     1,259,022
Mortgage                             17,953         8,502
                                  ---------     ---------

                                 $2,525,093    $1,267,524
                                  ---------     ---------
                                  ---------     ---------

Average managed receivables outstanding increased by 99% as a result of higher loan purchase volume. The Company purchased $625.0 million of auto loans during the three months ended September 30, 1998, compared to purchases of $355.1 million during the three months ended September 30, 1997. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 149 auto lending branch offices as of September 30, 1998, compared to 99 as of September 30, 1997.

The Company originated $38.9 million of mortgage loans during the three months ended September 30, 1998, compared to $27.4 million during the three months ended September 30, 1997.

Finance charge income consisted of the following (in thousands):


                               Three Months Ended
                                  September 30,
                              --------------------
                              1998            1997
                              ----            ----

Auto                       $ 16,494         $ 12,859
Mortgage                        423              202
                             ------           ------

                           $ 16,917         $ 13,061
                             ------           ------
                             ------           ------


The increase in finance charge income is due primarily to an increase of 18% in average auto receivables held for sale in the three months ended September 30, 1998 versus the three months ended September 30, 1997. In addition, the Company's effective yield on its auto receivables held for sale increased to 22.6% for the three months ended September 30, 1998 from 20.7% for the three months ended September 30, 1997. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                            Three Months Ended
                                               September 30,
                                            ------------------
                                            1998          1997
                                            ----          ----

Auto                                       $40,693       $24,852
Mortgage                                     1,350         1,190
                                            ------        ------

                                           $42,043       $26,042
                                            ------        ------
                                            ------        ------

The increase in gain on sale of auto receivables resulted from the sale of $570.0 million of receivables in the three months ended September 30, 1998 as compared to $332.5 million of receivables sold in the three months ended September 30, 1997. The gains amounted to 7.1% and 7.5% of the sales proceeds for the three months ended September 30, 1998 and 1997, respectively.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:


                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                              1998          1997
                                              ----          ----

Cumulative credit losses                      11.0%         10.3%
Discount rate used to estimate
  present value of future excess
  cash flows in the Trusts                    12.0%         12.0%


The increase in the gain on sale of mortgage receivables resulted from the sale of $47.5 million of receivables in the three months ended September 30, 1998, compared to $25.0 million of receivables sold in the three months ended September 30, 1997. The average premium received on sales decreased to 2.8% for the three months ended September 30, 1998 from 4.8% for the three months ended September 30, 1997.

Servicing fee income increased to $15.4 million, or 2.8% of average serviced auto receivables, for the three months ended September 30, 1998, as compared to $8.7 million, or 3.4% of average serviced auto receivables, for the three months ended September 30, 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended September 30, 1998 also includes a $3.5 million charge to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed subsequent to fiscal 1997 compared to assumptions used for transactions completed in fiscal 1997 and 1996. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.4% (5.1% excluding operating expenses of $1.9 million related to the mortgage business) for the three months ended September 30, 1998, compared to 6.3% (5.9% excluding operating expenses of $1.3 million related to the mortgage business) for the three months ended September 30, 1997. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $14.0 million, or 70%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $2.2 million for the three months ended September 30, 1998 from $1.9 million for the three months ended September 30, 1997 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the three months ended September 30, 1998 and 1997.

Interest expense increased to $8.3 million for the three months ended September 30, 1998 from $5.8 million for the three months ended September 30, 1997 due to higher debt levels. Average debt outstanding was $366.7 million and $243.4 million for the three months ended September 30, 1998 and 1997, respectively. The Company's effective rate of interest paid on its debt decreased to 9.0% from 9.5% as a result of larger amounts of debt outstanding under the Company's warehouse credit facilities for the three months ended September 30, 1998. Interest rates on the warehouse credit facilities are lower than rates on the Senior Notes.

The Company's effective income tax rate was 38.5% for the three months ended September 30, 1998 and 1997, respectively.

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheets as a reserve against estimated losses in the receivables held for sale portfolio. The Company typically purchases individual finance contracts for a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of cumulative credit losses expected over the life of the auto receivables sold.

The Company sells mortgage receivables for cash on a servicing released, whole-loan basis. Such receivables are generally held by the Company for less than 90 days. Accordingly, no allowance for losses is provided by the Company for the mortgage receivables.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses, provisions for losses and allowance for losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                          SEPTEMBER 30,
                                                              1998
                                      ---------------------------------------------------------
                                              HELD FOR SALE
                                      ----------------------------      AUTO       MANAGED AUTO
                                        AUTO    MORTGAGE     TOTAL    SERVICED     PORTFOLIO (2)
                                      ------    --------     -----    --------     -------------

Principal amount of receivables      $384,664   $ 12,469   $397,133  $2,332,227    $2,716,891
                                                                      ---------     ---------
                                                                      ---------     ---------

Allowance for losses                  (10,657)              (10,657) $ (213,991)(1) $(224,648)
                                      -------     ------    -------     -------       -------
                                                                        -------       -------
  Receivables, net                   $374,007    $12,469   $386,476
                                      -------     ------    -------
                                      -------     ------    -------

Number of outstanding contracts        29,358        146                219,005       248,363
                                       ------        ---                -------       -------
                                       ------        ---                -------       -------

Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $ 13,103   $ 85,404              $  10,649      $ 10,939
                                       ------    -------                 ------        ------
                                       ------    -------                 ------        ------

Allowance for losses as a percentage
  of receivables                          2.8%                              9.2%          8.3%
                                          ---                               ---           ---
                                          ---                               ---           ---


(1) The allowance for losses related to serviced auto receivables is netted against interest-only receivables from Trusts in the Company's consolidated balance sheets.

(2)     Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession(dollars in thousands):

                                               September 30,     September 30,
                                                   1998              1997
                                              Amount  Percent   Amount  Percent
                                              ------  -------   ------  -------
Delinquent contracts:
   31 to 60 days                            $169,609    6.3%  $ 94,592    6.8%
   Greater than 60 days                       75,882    2.8     46,531    3.4
                                             -------    ---    -------   ----
                                             245,491    9.1    141,123   10.2
   In repossession                            17,368    0.6     18,571    1.3
                                             -------    ----   -------   ----

                                            $262,859    9.7%  $159,694   11.5%
                                             -------    ----   -------   ----
                                             -------    ----   -------   ----

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a quarterly percentage of average managed auto receivables outstanding were 4.6% and 4.3% for the three months ended September 30, 1998 and 1997, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Net charge-offs:
  Held for sale                                $1,858        $2,902
  Serviced                                     28,861        14,542
                                               ------        ------

                                              $30,719       $17,444
                                               ------        ------
                                               ------        ------

Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding                         4.9%          5.5%
                                                  ---           ---
                                                  ---           ---

Net recoveries as a percentage
  of gross charge-offs                           47.6%         46.6%
                                                 ----          ----
                                                 ----          ----

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                  Three Months Ended
                                                    September 30,
                                                  ------------------
                                                  1998          1997
                                                  ----          ----

Operating activities                            $27,184       $ 6,628
Investing activities                            (77,155)      (41,505)
Financing activities                             45,102        31,015
                                                -------       -------
Net decrease in
  cash and cash equivalents                     $(4,869)      $(3,862)
                                                -------       -------
                                                -------       -------


The Company's primary sources of liquidity have been cash flows from operating activities, including excess cash flow distributions from the Trusts, borrowings under its warehouse credit facilities and sales of auto receivables to Trusts in securitization transactions. The Company's primary uses of cash have been purchases and originations of receivables and funding credit enhancement requirements for securitization transactions.

The Company purchased $625.0 million and $355.1 million of auto finance contracts during the three months ended September 30, 1998 and 1997, respectively, requiring cash of $622.2 million and $350.8 million, respectively, net of acquisition fees and other items. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

In September 1998, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement from $245 million to $505 million. The Company utilizes this facility to fund auto receivables pending securitization. A total of $196.7 million was outstanding under this facility as of September 30, 1998. The facility matures in September 1999.

In addition, the Company has a credit agreement with a group of banks that provides for borrowings up to $235 million, subject to a defined borrowing base. The Company utilizes the facility to fund its auto lending activities and daily operations. The facility matures in April 1999. There were no outstanding balances under the credit agreement as of September 30, 1998.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base, to fund mortgage loan originations. The facility expires in February 1999. A total of $11.5 million was outstanding under the mortgage facility as of September 30, 1998.

The Company has completed fourteen auto receivables securitization transactions through September 30, 1998. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:


                                            Original            Balance at
                                             Amount          September 30,1998
Transaction             Date              (in millions)        (in millions)
-----------             ----              -------------      -----------------

1994-A               December 1994          $   51.0            Paid in full
1995-A                   June 1995              99.2            Paid in full
1995-B               December 1995              65.0                   $ 6.5
1996-A                  March 1996              89.4                    14.8
1996-B                    May 1996             115.9                    28.8
1996-C                 August 1996             175.0                    44.5
1996-D               November 1996             200.0                    74.9
1997-A                  March 1997             225.0                   103.0
1997-B                    May 1997             250.0                   129.5
1997-C                 August 1997             325.0                   197.0
1997-D               November 1997             400.0                   289.5
1998-A               February 1998             425.0                   344.9
1998-B                    May 1998             525.0                   465.5
1998-C                 August 1998             575.0                   555.4
                                               -----                   -----

                                            $3,520.5                $2,254.3
                                             -------                 -------
                                             -------                 -------

In connection with securitization transactions, the Company is required to fund certain credit enhancement levels set by the insurer of the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcolleratization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust's pool of receivables, excess cash flows can be utilized by the Company on an unrestricted basis.

Initial deposits to restricted cash accounts were $16.8 million and $26.6 million for the three months ended September 30, 1998 and 1997, respectively. Excess cash flows distributed to the Company were $12.4 million and $9.5 million for the three months ended September 30, 1998 and 1997, respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of September 30, 1998, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company's Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company's common stock. A total of 4,594,700 shares at an aggregate purchase price of $27.4 million had been purchased pursuant to this program through September 30, 1998, although no common stock has been repurchased since September 1996. The Indenture pursuant to which the Senior Notes were issued contains restrictions as to the amount of common stock which may be repurchased by the Company.

The Company operated 149 auto lending branch offices as of September 30, 1998 and plans to open an additional 25 branches through the remainder of fiscal 1999. The Company may also expand loan production capacity at existing auto lending branch offices where appropriate and may expand its mortgage lending activities. While the Company has been able to establish and grow its finance businesses thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of September 30, 1998, the Company had $28.2 million in cash and cash equivalents. The Company also had available borrowing capacity of $76.1 million under its bank credit agreement pursuant to the borrowing base requirement of such facility. The Company estimates that it will require additional external capital for fiscal 1999 in addition to existing capital resources in order to fund expansion of its lending activities.

The Company anticipates that such funding will be in the form of additional securitization transactions and implementation of new warehouse credit facilities. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

INTEREST RATE RISK

Since the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. The Company utilizes several strategies to minimize the risk of interest rate fluctuations, including the use of derivative financial instruments, the regular sale of auto receivables to the Trusts and pre-funding securitizations, whereby the amount of asset-backed securities issued in a securitization exceeds the amount of receivables initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until the Company sells additional receivables to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the loans it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of receivables and the interest rate paid on the asset-backed securities outstanding. There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

YEAR 2000 ISSUE

The year 2000 issue is whether the Company's or its vendors' computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company has developed a comprehensive project plan for achieving year 2000 readiness. An inventory of critical hardware and software has been completed and information technology components have been assessed. This assessment included major suppliers and business partners and the Company is monitoring their continued progress toward year 2000 compliance; however, the Company does not rely on any single supplier or partner to conduct business. The Company is currently in the process of renovating or replacing critical systems and plans to complete this phase by December 31, 1998. Integrated testing and installation of all renovated systems is planned for early calendar 1999 with an estimated completion date of March 31, 1999. In addition, the Company expects to have contingency plans for critical systems complete by December 31, 1998. Year 2000 project costs incurred through September 30, 1998 have not been material. The Company expects to incur approximately $1 million of costs to fund year 2000 project efforts through the end of calendar year 1999.

The Company presently believes that with modifications to existing systems and/or conversion to new systems, the year 2000 issue will not pose significant operational problems for the Company. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, would not have an adverse effect on the Company's systems or operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed above are forward looking statements that involve risks and uncertainties including competitive factors, the management of growth, portfolio credit quality, the availability of capital resources and other risks detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Such statements are only predictions and actual events or results may differ materially.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to rates on U.S. Treasury Notes with similar average maturities. The Company periodically uses Forward U.S. Treasury Rate Lock agreements to lock in the indexed rate for specific anticipated securitization transactions. The floating rates on securities issued by the Trusts are indexed to London Interbank Offered Rates (LIBOR). The Company uses Interest Rate Swap agreements to convert the floating rate exposures on these securities to a fixed rate.

The table below provides information about certain of the Company's derivative financial instruments by expected maturity date as of September 30, 1998 (dollars in thousands). Interest rate swap agreements entered into with respect to securitization transactions completed prior to September 30, 1998 are excluded from the table since the Company's net market risk is not material. Notional amounts, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts which will be outstanding for each of the years included in the table.


Years Ending September 30           1999         2000         2001         Fair Value
-------------------------           ----         ----         ----         ----------

Forward Interest Rate Swaps:   $  168,000     $102,000     $ 10,000          $ (2,670)
  Notional amounts
  Average pay rate                  5.88%        5.89%        5.88%
  Average receive rate              5.50%        5.44%        5.44%

U.S. Treasury Rate Lock:
  Notional amounts               $150,000                                    $ (5,754)
  Average strike rate               5.61%
  Average forward rate              4.80%


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

                            Not Applicable

          Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                            (a)     Exhibits:

                            11.1 Statement Re Computation of Per Share Earnings

                            27.1 Financial Data Schedule

                            (b)     Reports on Form 8-K

                                    The Company did not file any reports on
                                    Form 8-K during the quarterly period
                                    ended September 30, 1998.

                                    Certain subsidiaries and affiliates of
                                    the Company filed reports on Form 8-K
                                    during the quarterly period ended
                                    September 30, 1998 reporting monthly
                                    information related to securitization
                                    trusts.

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






                                                 AmeriCredit Corp.
                                           ---------------------------
                                                   (Registrant)


Date:  November 12, 1998              By:      /s/  Daniel E. Berce
                                           ---------------------------
                                                    (Signature)

                                           Daniel E. Berce
                                           Chief Financial Officer