Form 10-K405/A
period 1998-06-30
AMERICREDIT CORP
filed 1999-02-16
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number                    1-10667
                       --------------------------------------------------------


                              AmeriCredit Corp.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                        75-2291093
-------------------------------                   -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

  200 Bailey Avenue, Fort Worth, Texas                                76107
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:   (817) 332-7000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
            Title of each class                         which registered
    Common Stock, $.01 par value                    New York Stock Exchange
------------------------------------            -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

   9 1/4 % Senior Notes due 2004/Guarantee of 9 1/4% Senior Notes due 2004
 -------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No _____.
                                             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of 49,174,966 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 11, 1998 was approximately $577,805,851. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 62,196,640 shares of Common Stock, $.01 par value outstanding as of September 11, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               AMERICREDIT CORP.
                             INDEX TO FORM 10-K/A

AmeriCredit Corp. (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission on September 24, 1998.

ITEM                                                                   PAGE
 NO.                                                                    NO.
---------------------------------------------------------------------------
                                    PART II

6.      Selected Financial Data                                         4
7.      Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     5
7A.     Quantitative and Qualitative Disclosures About
          Market Risk                                                   5
8.      Financial Statements and Supplementary Data                     22

                                    PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      62

                                  SIGNATURES                            63

                                    PART II

Item 6. Selected Financial Data
-------------------------------

                               AMERICREDIT CORP.

                  SUMMARY FINANCIAL AND OPERATING INFORMATION
                 (dollars in thousands, except per share data)

                                                                               Years Ended
                                              ------------------------------------------------------------------------------------
                                                 June 30,          June 30,         June 30,          June 30,         June 30,
                                                   1998              1997             1996            1995 (a)           1994
                                                   ----              ----             ----            --------           ----
OPERATING DATA:

Auto loan originations                           $1,737,813       $  906,794        $  432,442       $  230,176          $ 65,929

Finance charge income                                55,837           44,910            51,706           30,249            12,788

Gain on sale of receivables                         103,194           52,323            21,405

Servicing fee income                                 47,910           23,492             3,892

Income before income taxes                           80,162           48,534            32,913           10,018             5,065


Net income                                           49,301           29,849            20,765           28,893             5,065

Diluted earnings per share                             0.76             0.48              0.34             0.48              0.08


Weighted average shares
  and assumed incremental shares                 65,203,460       61,574,548        60,406,596       60,761,498        63,636,166



                                                 June 30,          June 30,           June 30,        June 30,          June 30,
                                                  1998               1997               1996           1995               1994
                                                  ----               ----               ----           ----               ----
Balance Sheet Data:

Cash and cash equivalents                         $  33,087        $   6,027           $ 2,145         $ 18,314          $ 15,756

Receivables held for sale, net                      342,853          266,657           250,484          221,888            72,150


Interest-only receivables from Trusts               131,694           53,465            10,476

Investments in Trust receivables                     98,857           50,788            21,274

Restricted cash                                      55,758           57,142             9,986

Total assets                                        713,671          475,493           329,333          285,725           122,215

Total liabilities                                   425,823          267,232           166,934          138,499             2,714

Shareholders' equity                                287,848          208,261           162,399          147,226           119,501

Managed auto receivables                          2,302,516        1,138,255           523,981          240,491            67,636


(a) The Company recognized an income tax benefit in fiscal 1995 equal to the expected future tax savings from using its net operating loss carryforward and other future tax benefits.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

The Company sells receivables to securitization trusts ("Trusts") that, in turn sell asset-backed securities to investors. By securitizing its receivables, the Company is able to lock in the gross interest rate spread between the yield on such receivables and the interest rate payable on the asset-backed securities. The Company recognizes a gain on the sale of receivables to the Trusts which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company to protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum of the outstanding principal balance of receivables securitized ("serviced receivables").

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

RESULTS OF OPERATIONS

Year Ended June 30, 1998 as compared to
---------------------------------------
      Year Ended June 30, 1997
      ------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                        Years Ended
                                          June 30,
                              -----------------------------
                                 1998                1997
                                 ----                ----
Auto:
  Held for sale               $   250,304        $  223,351
  Serviced                      1,399,112           568,804
                              -----------        ----------
                                1,649,416           792,155
Mortgage                           18,728             8,187
                              -----------        ----------

                              $ 1,668,144        $  800,342
                              ===========        ==========

Average managed receivables outstanding increased by 108% as a result of higher loan purchase volume. The Company purchased $1,737.8 million of auto loans during fiscal 1998, compared to purchases of $906.8 million during fiscal 1997. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 129 auto lending branch offices as of June 30, 1998, compared to 85 as of June 30, 1997.

The Company originated $137.2 million of mortgage loans during fiscal 1998 compared to $53.8 million from the date of acquisition of AMS through June 30, 1997.

Finance charge income consisted of the following (in thousands):

                                        Years Ended
                                          June 30,
                              ----------------------------
                                 1998                1997
                                 ----                ----
Auto                          $ 54,125          $ 44,417
Mortgage                         1,712               493
                              --------          --------

                              $ 55,837          $ 44,910
                              ========          ========

The increase in finance charge income is primarily due to an increase of 12% in average auto receivables held for sale in fiscal 1998 versus fiscal 1997. In addition, the Company's effective yield on its auto receivables held for sale increased to 21.6% for fiscal 1998 from 19.9% for fiscal 1997. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                                              Years Ended
                                                                 June 30,
                                                       ---------------------
                                                          1998         1997
                                                          ----         ----
Auto                                                   $ 98,842      $49,405
Mortgage                                                  4,352        2,918
                                                       --------      -------
                                                       $103,194      $52,323
                                                       ========      =======

The increase in gain on sale of auto receivables resulted from the sale of $1,637.5 million of receivables in fiscal 1998 compared to $817.5 million of receivables sold in fiscal 1997. The gains amounted to 6.0% of the sales proceeds for both fiscal 1998 and 1997.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                                   Years Ended
                                                                     June 30,
                                                      --------------------------------------
                                                          1998                       1997
                                                          ----                       ----
Cumulative credit losses                                 10.7%                       9.2%
Discount rate used to estimate
  present value:
  Interest-only receivables from Trusts                  12.0%                      12.0%
  Investments in Trust receivables                        7.8%                       7.8%
  Restricted cash                                         7.8%                       7.8%


The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables represent estimated future excess cash flows in the Trusts, which involves a greater degree of risk than investments in Trust receivables and restricted cash. Investments in Trust receivables and restricted cash represent assets currently held by the trustee and are senior to interest-only receivables for credit enhancement purposes.

The increase in gain on sale of mortgage receivables resulted from the sale of $119.7 million of receivables in fiscal 1998 compared to $52.5 million of receivables sold from the date of acquisition of AMS through June 30, 1997. The average premium received on sales decreased to 3.6% for fiscal 1998 from 5.6% for the period from the date of acquisition of AMS through June 30, 1997.

Servicing fee income increased to $47.9 million, or 3.4% of average serviced auto receivables, for fiscal 1998, compared to $23.5 million, or 4.1% of average serviced auto receivables, for fiscal 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for fiscal 1998 also includes an $8.9 million charge to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed in fiscal 1998 compared to assumptions used for transactions completed in prior fiscal years. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for fiscal 1998 compared to fiscal 1997.


Costs and Expenses:

Operating expenses as a percentage of average managed receivables outstanding decreased to 5.7% (5.4% excluding operating expenses of $5.1 million related to AMS) for fiscal 1998 compared to 6.6%(6.2% excluding operating expenses of $2.6 million related to AMS) for fiscal 1997. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $42.6 million, or 82%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $7.6 million for fiscal 1998 from $6.6 million for fiscal 1997 due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for fiscal 1998 and 1997.

Interest expense increased to $27.1 million for fiscal 1998 from $16.3 million for fiscal 1997 due to higher debt levels and effective interest rates. Average debt outstanding was $297.6 million and $187.6 million for fiscal 1998 and 1997, respectively. The Company's effective rate of interest paid on its debt increased to 9.1% from 8.7% as a result of the issuance of senior notes in February 1997 and January 1998.

The Company's effective income tax rate was 38.5% for fiscal 1998 and 1997.

RESULTS OF OPERATIONS

Year Ended June 30, 1997 as compared to
---------------------------------------
      Year Ended June 30, 1996
      ------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                                      Years Ended
                                                                        June 30,
                                                   -------------------------------------------------
                                                          1997                           1996
                                                          ----                           ----
Auto:
  Held for sale                                    $    223,351                      $  261,776
  Serviced                                              568,804                          96,190
                                                   ------------                      ----------
                                                        792,155                         357,966
Mortgage                                                  8,187
Other                                                                                       443
                                                   ------------                      ----------
                                                   $    800,342                      $  358,409
                                                   ============                      ==========

Average managed receivables outstanding increased by 123% as a result of higher loan purchase volume. The Company purchased $906.8 million of auto loans during fiscal 1997, compared to purchases of $432.4 million during fiscal 1996. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 85 auto lending branch offices as of June 30, 1997, compared to 51 as of June 30, 1996.

The Company originated $53.8 million of mortgage loans from the date of acquisition of AMS through June 30, 1997.

Finance charge income consisted of the following (in thousands):

                                                                   Years Ended
                                                                     June 30,
                                                   --------------------------------------------
                                                        1997                        1996
                                                        ----                        ----
Auto                                                  $44,417                       $51,679
Mortgage                                                  493
Other                                                                                    27
                                                      -------                       -------
                                                      $44,910                       $51,706
                                                      =======                       =======

The decrease in finance charge income is due to a reduction of 15% in average auto receivables held for sale in fiscal 1997 versus fiscal 1996. Prior to December 1995, all of the auto finance contracts purchased by the Company were held on the Company's consolidated balance sheets. The Company began selling auto receivables to the Trusts in December 1995, reducing average receivables held for sale with corresponding increases in average serviced receivables. The Company's effective yield on its auto receivables held for sale increased to 19.9% for fiscal 1997 from 19.7% for fiscal 1996.

The gain on sale of receivables consisted of the following (in thousands):

                                                                 Years Ended
                                                                   June 30,
                                                   ------------------------------------------
                                                        1997                       1996
                                                        ----                       ----
Auto                                                   $49,405                    $21,405
Mortgage                                                 2,918
                                                       -------                    -------
                                                       $52,323                    $21,405
                                                       =======                    =======

The increase in gain on sale of auto receivables resulted from the sale of $817.5 million of receivables in fiscal 1997 compared to $270.4 million of receivables sold in fiscal 1996. The gains amounted to 6.0% and 7.9% of the sales proceeds for fiscal 1997 and 1996, respectively.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                                  Years Ended
                                                                    June 30,
                                                              --------------------
                                                               1997          1996
                                                               ----          ----
Cumulative credit losses                                        9.2%          9.3%
Discount rate used to estimate
  present value:
  Interest-only receivables from Trusts                        12.0%         12.0%
  Investments in Trust receivables                              7.8%          7.8%
  Restricted cash                                               7.8%          7.8%

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables represent estimated future excess cash flows in the Trusts, which involves a greater degree of risk than investments in Trust receivables and restricted cash. Investments in Trust receivables and restricted cash represent assets currently held by the trustee and are senior to the interest-only receivables for credit enhancement purposes.

The gain on sale of mortgage receivables resulted from the sale of $52.5 million of receivables from the date of acquisition of AMS through June 30, 1997.

Servicing fee income increased to $23.5 million, or 4.1% of average serviced auto receivables, for fiscal 1997, compared to $3.9 million, or 4.0% of average serviced auto receivables, for fiscal 1996. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for fiscal 1997 compared to fiscal 1996.

Costs and Expenses:

Operating expenses as a percentage of average managed receivables outstanding decreased to 6.6% (6.2% excluding operating expenses of $2.6 million related to AMS) for fiscal 1997 compared to 7.2% for fiscal 1996. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $26.2 million, or 102%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses decreased to $6.6 million for fiscal 1997 from $7.9 million for fiscal 1996 due to lower average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for fiscal 1997 and 1996.

Interest expense increased to $16.3 million for fiscal 1997 from $13.1 million for fiscal 1996 due to higher debt levels and effective interest rates. Average debt outstanding was $187.6 million and $156.4 million for fiscal 1997 and 1996, respectively. The Company's effective rate of interest paid on its debt increased to 8.7% from 8.4% as a result of the issuance of senior notes in February 1997.

The Company's effective income tax rate increased to 38.5% for fiscal 1997 from 37.0% for fiscal 1996 due to a larger portion of the Company's income being generated in states which have higher tax rates.

CREDIT QUALITY

The Company provides financing in relatively high-risk markets and, therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheets as a reserve against estimated losses in the receivables held for sale portfolio. The Company typically purchases individual finance contracts for a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of cumulative credit losses over the expected life of the auto receivables sold.

The Company sells mortgage receivables for cash on a servicing released, whole-loan basis. Such receivables are generally held by the Company for less than 90 days. Accordingly, no allowance for losses has been provided by the Company for mortgage receivables.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses in securitization transactions, provision for losses and allowance for losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                                       June 30,
                                                                        1998
                                    --------------------------------------------------------------------------------
                                                 Held For Sale                           Auto           Managed Auto
                                    --------------------------------------------
                                         Auto         Mortgage        Total            Serviced          Portfolio     (2)
                                         ----         --------        -----            --------          ---------
Principal amount of receivables       $ 334,110       $ 21,499        $ 355,609      $ 1,968,406        $ 2,302,516
                                                                                     -----------        -----------

Allowance for losses                    (12,756)                        (12,756)     $  (179,359)(1)    $  (192,115)
                                      ---------       --------        ---------      -----------        -----------

  Receivables, net                    $ 321,354       $ 21,499        $ 342,853
                                      ---------       --------        ---------

Number of outstanding contracts          26,035            187                           187,514            213,549
                                      ---------       --------                       -----------        -----------

Average amount of outstanding
  contract (principal amount)
  (in dollars)                        $  12,833       $114,968                       $    10,497        $    10,782
                                      ---------       --------                       -----------        -----------

Allowance for losses as a
  percentage of receivables                 3.8%             -                               9.1%               8.3%
                                            ---                                              ---                ---

                                                                       June 30,
                                                                         1997
                                    --------------------------------------------------------------------------------
                                                   Held For Sale                         Auto           Managed Auto
                                    --------------------------------------------
                                         Auto         Mortgage        Total            Serviced          Portfolio    (2)
                                         ----         --------        -----            --------          ---------
Principal amount of receivables     $ 275,249         $ 4,354         $ 279,603        $ 863,006          $ 1,138,255
                                                                                       ---------          -----------

Allowance for losses                  (12,946)                          (12,946)       $ (74,925)(1)      $   (87,871)
                                    ---------         -------         ---------        ---------          -----------

  Receivables, net                  $ 262,303         $ 4,354         $ 266,657
                                    ---------         -------         ---------

Number of outstanding contracts        25,757              48                             87,090              112,847
                                    ---------         -------                          ---------          -----------

Average amount of outstanding
  contract (principal amount)
  (in dollars)                      $  10,686         $90,708                          $   9,909          $    10,087
                                    ---------         -------                          ---------          -----------

Allowance for losses as a
  percentage of receivables               4.7%                                               8.7%                 7.7%
                                          ---                                                ---                  ---


(1) The allowance for losses related to serviced auto receivables is netted against interest-only receivables from Trusts in the Company's consolidated balance sheets.

(2) Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                              June 30,                           June 30,
                                                1998                               1997
                                    ---------------------------        -------------------------
                                       Amount          Percent            Amount        Percent
                                       ------          -------            ------        -------
Delinquent contracts:
  31-60 days                        $ 126,012             5.5%         $  73,197           6.4%
  Greater than 60 days                 59,175             2.6             36,421           3.2
                                    ---------        --------          ---------      --------
                                      185,187             8.1            109,618           9.6
  In repossession                      18,818             0.8             14,471           1.3
                                    ---------        --------          ---------      --------
                                    $ 204,005             8.9%         $ 124,089          10.9%
                                    =========        ========          =========      ========

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.5%, 4.3% and 1.9% for the years ended June 30, 1998, 1997 and 1996, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are on effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                                           Years Ended
                                                             June 30,
                                          ----------------------------------------
                                               1998            1997          1996
                                               ----            ----          ----
Net charge-offs:
  Held for sale                             $  9,140        $ 16,965      $ 18,322
  Serviced                                    78,862          26,266         1,652
                                            --------        --------      --------

                                            $ 88,002        $ 43,231      $ 19,974
                                            ========        ========      ========
Net charge-offs as a percentage
   of averaged managed auto
   receivables outstanding                       5.3%            5.5%          5.6%
                                            ========        ========      ========
Net recoveries as a percentage
   of gross charge-offs                         47.9%           47.3%         48.7%
                                            ========        ========      ========

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                          Years Ended
                                                            June 30,
                                       ----------------------------------------------
                                              1998            1997          1996
                                              ----            ----          ----
 Operating activities                    $   37,813       $   36,003     $  34,530
 Investing activities                      (144,868)         (92,947)      (62,749)
 Financing activities                       134,115           60,826        12,050
                                         ----------       ----------     ---------

 Net increase (decrease) in
   cash and cash equivalents             $   27,060       $    3,882     $ (16,169)
                                         ==========       ==========     =========

The Company's primary sources of liquidity have been cash flows from operating activities, including excess cash flow distributions from the Trusts, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions and the issuance of senior notes. The Company's primary uses of cash have been purchases and originations of receivables and funding credit enhancement requirements for securitization transactions.

The Company purchased $1,737.8 million, $906.8 million and $432.4 million of auto finance contracts during the years ended June 30, 1998, 1997 and 1996 requiring cash of $1,717.0 million, $896.7 million and $417.2 million, respectively, net of acquisition fees and other items. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of receivables in securitization transactions

The Company has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available to the Company. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in October 1998 and the Company is negotiating to renew and expand the facility. A total of $140.7 million was outstanding under this facility as of June 30, 1998.

In addition, the Company has a credit agreement with a group of banks that provides for borrowings up to $265 million, subject to a defined borrowing base. The Company utilizes the facility to fund its auto lending activities and daily operations. The facility matures in April 1999. There were no outstanding balances under the credit agreement as of June 30, 1998.

The Company also has a mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base, to fund mortgage loan originations. The facility expires in February 1999. A total of $24.9 million was outstanding under the mortgage facility as of June 30, 1998.

The Company has completed thirteen auto receivables securitization transactions through June 30, 1998. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                            Original             Balance at
                                             Amount            June 30, 1998
Transaction      Date                     (in millions)        (in millions)
-----------      ----                     -------------        -------------
1994-A           December 1994          $       51.0            Paid in full
1995-A           June 1995                      99.2            Paid in full
1995-B           December 1995                  65.0          $          8.7
1996-A           March 1996                     89.4                    18.7
1996-B           May 1996                      115.9                    35.1
1996-C           August 1996                   175.0                    55.0
1996-D           November 1996                 200.0                    87.5
1997-A           March 1997                    225.0                   117.6
1997-B           May 1997                      250.0                   146.1
1997-C           August 1997                   325.0                   220.0
1997-D           November 1997                 400.0                   322.5
1998-A           February 1998                 425.0                   380.9
1998-B           May 1998                      525.0                   507.5
                                        ------------          --------------

                                        $    2,945.5          $      1,899.6
                                        ============          ==============

In connection with securitization transactions, the Company is required to fund certain credit enhancement levels set by the insurer of the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcolleratization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust's pool of receivables, excess cash flows are distributed to the Company. Initial deposits to restricted cash accounts were $56.7 million, $71.4 million and $2.9 million for the years ended June 30, 1998, 1997 and 1996. Excess cash flows distributed to the Company were $43.8 million, $19.3 million and $1.2 million for the years ended June 30, 1998, 1997 and 1996.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of June 30, 1998, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company has outstanding $175 million of senior notes which are due in February 2004. Interest on the notes is payable semi-annually in August and February at a rate of 9 1/4% per annum. The notes may be redeemed at the option of the Company after February 2001 at a premium declining to par in February 2003.

The Company's Board of Directors has authorized the repurchase of up to 12,000,000 shares of the Company's common stock. A total of 9,189,400 shares at an aggregate purchase price of $27.4 million had been purchased pursuant to this program through June 30, 1998, although no common stock has been repurchased since September 1996. The Indenture pursuant to which the senior notes were issued contains restrictions as to the amount of common stock which may be repurchased by the Company.

The Company operated 129 auto lending branch offices as of June 30, 1998 and plans to open 45 branches in fiscal 1999. The Company may also expand loan production capacity at existing auto lending branch offices where appropriate and may expand its mortgage lending activities. While the Company has been able to establish and grow its finance thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of June 30, 1998, the Company had $33.1 million in cash and cash equivalents. The Company also had available borrowing capacity of $90.4 million under its bank credit agreement pursuant to the borrowing base requirement of such facility. The Company estimates that it will require additional external capital for fiscal 1999 in addition to existing capital resources in order to fund expansion of its lending activities.

The Company anticipates that such funding will be in the form of additional securitization transactions, renewal and expansion of its warehouse credit facilities and implementation of other warehouse credit facilities. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.


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

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to rates on U.S. Treasury Notes with similar average maturities. The Company uses Forward U.S. Treasury Rate Lock agreements to lock in the indexed rate for specific anticipated securitization transactions. The floating rates on securities issued by the Trusts are indexed to London Interbank Offered Rates (LIBOR). The Company uses Interest Rate Swap agreements to convert the floating rate exposures on these securities to a fixed rate.

The table below provides information about the Company's derivative financial instruments by expected maturity date as of June 30, 1998 (dollars in thousands). Notional amounts, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts which will be outstanding for each of the years included in the table.

                                                            Years Ending
                                        ----------------------------------------------------
                                          June 30,         June 30,          June 30,
                                            1999             2000              2001           Fair Value
                                            ----             ----              ----           ----------
Interest Rate Swaps:
  Notional amounts                        $997,200         $466,000         $ 52,500          $      659
  Average pay rate                            5.75%            5.70%            5.78%
  Average receive rate                        5.76%            5.75%            5.90%

U.S. Treasury Rate Locks:
  Notional amounts                        $300,000                                            $      473
  Average strike rate                         5.42%
  Average forward rate                        5.52%

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

The Company has developed a comprehensive project plan for achieving year 2000 readiness. An inventory of critical hardware and software has been completed and information technology components have been assessed. This assessment included major suppliers and business partners and the Company is monitoring their continued progress toward year 2000 compliance; however, the Company does not rely on any single supplier or partner to conduct business. The Company is currently in the process of renovating or replacing critical systems and plans to complete this phase by December 31, 1998. Integrated testing and installation of all renovated systems is planned for early calendar 1999 with an estimated completion date of March 31, 1999. In addition, the Company expects to have contingency plans for critical systems complete by December 31, 1998. Year 2000 project costs incurred through June 30, 1998 have not been material. Approximately $200,000 has been budgeted in fiscal 1999 to fund year 2000 project efforts.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
Consolidated Financial Statements:

                               AMERICREDIT CORP.

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                                           June 30,         June 30,
                                                                             1998             1997
                                                                             ----             ----
Cash and cash equivalents                                                 $  33,087        $   6,027
Receivables held for sale, net                                              342,853          266,657
Interest-only receivables from Trusts                                       131,694           53,465
Investments in Trust receivables                                             98,857           50,788
Restricted cash                                                              55,758           57,142
Property and equipment,net                                                   23,385           13,884
Other assets                                                                 28,037           27,530
                                                                          ---------        ---------
  Total assets                                                            $ 713,671        $ 475,493
                                                                          =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Warehouse credit facilities                                            $ 165,608        $  72,045
   Senior notes                                                             175,000          125,000
   Other notes payable                                                        6,410           27,206
   Accrued taxes and expenses                                                47,132           34,858
   Deferred income taxes                                                     31,673            8,123
                                                                          ---------        ---------

   Total liabilities                                                        425,823          267,232
                                                                          ---------        ---------
Commitments and contingencies (Note 7)

Shareholders' equity:
   Preferred stock, $.01 par value per share,
        20,000,000 shares authorized; none issued
   Common stock, $.01 par value per share,
        120,000,000 shares authorized;
        69,272,948 and 66,510,346 shares issued                                 693              667
   Additional paid-in capital                                               230,269          203,531
   Unrealized gain on credit enhancement assets,
        net of income taxes                                                   7,234            4,355
   Retained earnings                                                         72,770           23,469
                                                                          ---------        ---------

                                                                            310,966          232,022
   Treasury stock, at cost (7,667,318 and
        7,918,142 shares)                                                   (23,118)         (23,761)
                                                                          ---------        ---------

   Total shareholders' equity                                               287,848          208,261
                                                                          ---------        ---------

   Total liabilities and shareholders' equity                             $ 713,671        $ 475,493
                                                                          =========        =========


                  The accompanying notes are an integral part
                   of these consolidated financial statemets

                                AMERICREDIT CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)

                                                           Years Ended
                                            ------------------------------------------------

                                              June 30,           June 30,          June 30,
                                                1998               1997             1996
                                                ----               ----             ----
Revenue:
  Finance charge income                      $   55,837        $   44,910       $   51,706
  Gain on sale of receivables                   103,194            52,323           21,405
  Servicing fee income                           47,910            23,492            3,892
  Other income                                    2,395             2,631            2,632
                                             ----------        ----------       ----------

                                                209,336           123,356           79,635
                                             ----------        ----------       ----------
Costs and expenses:
  Operating expenses                             94,484            51,915           25,681
  Provision for losses                            7,555             6,595            7,912
  Interest expense                               27,135            16,312           13,129
                                             ----------        ----------       ----------

                                                129,174            74,822           46,722
                                             ----------        ----------       ----------

Income before income taxes                       80,162            48,534           32,913

Income tax provision                             30,861            18,685           12,148
                                             ----------        ----------       ----------

Net income                                   $   49,301        $   29,849       $   20,765
                                             ==========        ==========       ==========

Earnings per share:
  Basic                                      $     0.82        $     0.52       $     0.36
                                             ==========        ==========       ==========
  Diluted                                    $     0.76        $     0.48       $     0.34
                                             ==========        ==========       ==========

Weighted average shares
  outstanding                                60,188,788        57,774,724       57,049,142
                                             ==========        ==========       ==========

Weighted average shares and
  assumed incremental shares                 65,203,460        61,574,548       60,406,596
                                             ==========        ==========       ==========

                  The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                            Additional                 Retained
                                       Common Stock          Paid-in     Unrealized    Earnings         Treasury Stock
                                       ------------                                                     --------------
                                   Shares        Amount      Capital       Gain       (Deficit)      Shares        Amount
                                   ------        ------      -------       ----       ---------      ------        ------
Balance at July 1, 1995          64,234,402      $  643     $ 185,572    $            $ (27,145)     6,800,078    $ (11,844)

Common stock issued on
  exercise of options             1,047,524          10         3,040

Income tax benefit from
  exercise of options                                           1,387

Purchase of treasury stock                                                                           1,658,000      (10,710)

Common stock issued for
  employee benefit plans                                                                              (217,112)         681

Net income                                                                               20,765
                                 ----------      ------     ---------    ---------    ---------      ---------    ---------

  Balance at June 30, 1996       65,281,926         653       189,999                    (6,380)     8,240,966      (21,873)

Common stock issued on
  exercise of options             1,228,420          14         5,639

Common stock issued for
  acquisition                                                   4,700                                 (800,000)       2,400

Income tax benefit from
  exercise of options                                           2,652

Unrealized gain on credit
  enhancement assets, net
  of income taxes of $2,726                                                  4,355

Purchase of treasury stock                                                                             630,400       (4,387)

Common stock issued for
  employee benefit plans                                          541                                 (153,224)          99

Net income                                                                               29,849
                                 ----------      -----      ---------    ---------    ---------      ---------    ---------

  Balance at June 30, 1997       66,510,346        667        203,531        4,355       23,469      7,918,142      (23,761)

Common stock issued on
  exercise of options             2,762,602         26         15,994

Income tax benefit from
  exercise of options                                           9,575

Unrealized gain on credit
  enhancement assets, net
  of income taxes of $1,845                                                  2,879

Common stock issued for
  employee benefit plans                                        1,169                                 (250,824)         643

Net income                                                                               49,301
                                 ----------      -----      ---------    ---------    ---------      ---------    ---------
  Balance at June 30, 1998       69,272,948      $ 693      $ 230,269    $   7,234    $  72,770      7,667,318    $ (23,118)
                                 ==========      =====      =========    =========    =========      =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                        Years Ended
                                                                       --------------------------------------------
                                                                          June 30,      June 30,       June 30,
                                                                            1998          1997           1996
                                                                            ----          ----           ----
Cash flows from operating activities:
  Net income                                                           $   49,301       $ 29,849       $ 20,765
  Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                                       4,498          2,203          1,528
        Provision for losses                                                7,555          6,595          7,912
        Deferred income taxes                                              30,974         18,886         11,164
        Non-cash servicing fee income                                     (10,867)        (7,991)        (1,079)
        Non-cash gain on sale of auto receivables                         (96,405)       (52,534)       (15,417)
        Distributions from Trusts                                          43,807         19,347          1,235
        Changes in assets and liabilities:
          Other assets                                                     (3,324)        (2,341)          (984)
          Accrued taxes and expenses                                       12,274         21,989          9,406
                                                                       ----------       --------       --------

               Net cash provided by operating
                 activities                                                37,813         36,003         34,530
                                                                       ----------       --------       --------

Cash flows from investing activities:
  Purchases of auto receivables                                        (1,717,006)      (896,711)      (417,235)
  Originations of mortgage receivables                                   (137,169)       (53,770)
  Principal collections and recoveries on receivables                      18,384         64,389         94,948
  Net proceeds from sale of auto receivables                            1,632,357        814,107        262,243
  Net proceeds from sale of mortgage receivables                          119,683         52,489
  Initial deposits to restricted cash                                     (56,725)       (71,400)        (2,939)
  Purchases of property and equipment                                      (9,456)        (4,511)        (3,162)
  Decrease in other assets                                                  5,064          2,460          3,396
                                                                       ----------       --------       --------


               Net cash used by investing activities                     (144,868)       (92,947)       (62,749)
                                                                       ----------       --------       --------

Cash flows from financing activities:
  Net change in warehouse credit facilities                                93,563        (17,264)        86,000
  Proceeds from issuance of senior notes                                   47,762        120,894
  Payments on other notes payable                                         (25,042)       (44,710)       (66,971)
  Proceeds from issuance of common stock                                   17,832          6,293          3,731
  Purchase of treasury stock                                                              (4,387)       (10,710)
                                                                       ----------       --------       --------

               Net cash provided by financing activities                  134,115         60,826         12,050
                                                                       ----------       --------       --------

Net increase (decrease) in cash and cash equivalents                       27,060          3,882        (16,169)

Cash and cash equivalents at beginning of year                              6,027          2,145         18,314
                                                                       ----------       --------       --------

Cash and cash equivalents at end of year                               $   33,087       $  6,027        $ 2,145
                                                                       ==========       ========       ========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
---------------------------------------------

History and Operations
----------------------

AmeriCredit Corp. ("the Company") was formed on August 1, 1986 and, since September 1992, has been in the business of purchasing, securitizing and servicing automobile sales finance contracts. The Company operated 129 auto lending branch offices in 36 states as of June 30, 1998. The Company also acquired a subsidiary in November 1996 which originates and sells mortgage loans.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates. These estimates include, among other things, assumptions for cumulative credit losses, timing of cash flows, discount rates and to a lesser extent, anticipated prepayments on receivables sold in securitization transactions and the determination of the allowance for losses on receivables held for sale.

Cash Equivalents
----------------

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Receivables Held for Sale
-------------------------

Receivables held for sale are carried at the lower of cost or fair value. Finance charge income related to receivables held for sale is recognized using the interest method. Accrual of finance charge income is suspended on accounts which are more than 60 days delinquent. Fees and commissions received and direct costs of originating loans are deferred and amortized over the term of the related receivables using the interest method.

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Receivables Held for Sale (cont.)
---------------------------------

Provisions for losses are charged to operations in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover estimated losses in the receivables held for sale portfolio. Automobile sales finance contracts are typically purchased by the Company for a non-refundable acquisition fee on a non-recourse basis, and such acquisition fees are also added to the allowance for losses. The Company reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for losses and the allowance for losses. Receivables are charged-off to the allowance for losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectible.

Credit Enhancement Assets
-------------------------

The Company periodically sells auto receivables to certain special purpose financing trusts (the "Trusts"), and the Trusts in turn issue asset-backed securities to investors. The Company retains an interest in the receivables sold in the form of a residual or interest-only strip and may also retain other subordinated interests in the receivables sold to the Trusts. The residual or interest-only strips represent the present value of future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses.

Upon the transfer of receivables to the Trusts, the Company removes the net book value of the receivables sold from its consolidated balance sheets and allocates such carrying value between the assets transferred and the interests retained, based upon their relative fair values at the settlement date. The difference between the sales proceeds, net of transaction costs, and the allocated basis of the assets transferred is recognized as a gain on sale of receivables.

The allocated basis of the interests retained is classified as either interest-only receivables from Trusts, investments in Trust receivables or restricted cash in the Company's consolidated balance sheets depending upon the form of interest retained by the Company. These interests are collectively referred to as credit enhancement assets.

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Enhancement Assets (cont.)
---------------------------------

Since the interests retained by the Company can be contractually prepaid or otherwise settled in such a way that the holder would not recover all of its recorded investment, these assets are classified as available for sale and are measured at fair value. Unrealized holding gains or temporary holding losses are reported net of income tax effects as a separate component of shareholders' equity until realized. If a decline in fair value is deemed other than temporary, the assets are written down through a charge to operations.

The fair value of credit enhancement assets is estimated by calculating the present value of the excess cash flows from the Trusts using discount rates commensurate with the risks involved. Such calculations include estimates of cumulative credit losses and prepayment rates for the remaining term of the receivables transferred to the Trusts since these factors impact the amount and timing of future excess cash flows. If cumulative credit losses and prepayment rates exceed the Company's original estimates, the assets are written down through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's original estimates would result in additional earnings when realized.

A financial guaranty insurance company (the "Insurer") has provided a financial guaranty insurance policy for the benefit of the investors in each series of asset-backed securities issued by the Trusts. In connection with the issuance of the policies, the Company is required to establish a separate cash account with a trustee for the benefit of the Insurer for each series of securities and related receivables pools. Monthly cash collections from the pools of receivables in excess of required principal and interest payments on the asset-backed securities and servicing fees and other expenses are either added to the restricted cash accounts or used to repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcollateralization in the Trusts. This overcollateralization is recognized as investments in Trust receivables in the Company's consolidated balance sheets. When the credit enhancement levels reach specified percentages of the pools of receivables, excess cash flows are distributed to the Company. In the event that monthly cash collections from any pool of receivables are insufficient to make required principal and interest payments to the investors and pay servicing fees and other expenses, any shortfall would be drawn from the restricted cash accounts.

Certain agreements with the Insurer provide that if delinquency, default and net loss ratios in the pools of receivables supporting the asset-backed

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Enhancement Assets (cont.)
---------------------------------

securities exceed certain targets, the specified levels of credit enhancement would be increased and, in certain cases, the Company would be removed as servicer of the receivables.

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

Off Balance Sheet Financial Instruments
---------------------------------------

The Company periodically enters into arrangements to manage the gross interest rate spread on its securitization transactions. These arrangements include the use of Forward U.S. Treasury Rate Lock and Interest Rate Swap Agreements. The face amount and terms of the Forward U.S. Treasury Rate Lock Agreements generally correspond to the principal amount and average maturities of receivables expected to be sold to the Trusts and the related asset-backed securities to be issued by the Trusts. Gains or losses on these agreements are deferred and recognized as a component of the gain on sale of receivables at the time that receivables are transferred to the Trusts. The Interest Rate Swap Agreements are used to convert the interest rates on floating rate securities issued by the Trusts to a fixed rate. The notional amounts of these agreements approximate the outstanding balance of certain floating rate securities. The estimated differential payments required under these agreements are recognized as a component of the gain on sale of receivables at the time that receivables are transferred to the Trusts.

Income Taxes
------------

Deferred income taxes are provided in accordance with the asset and liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting.

Earnings Per Share
------------------

The Company adopted the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for periods

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share (cont.)
--------------------------

ended December 31, 1997 and thereafter. SFAS 128 establishes new standards for computing and presenting earnings per share, replacing existing accounting standards. The new standard requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All prior period earnings per share and related weighted average share amounts have been restated to conform to the requirements of SFAS 128.

Recent Accounting Developments
------------------------------

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 established accounting and reporting standards for transfers of financial assets and applies to the Company's sales of auto receivables to the Trusts. Adoption of SFAS 125, which was applied prospectively to transactions occurring subsequent to December 1996, resulted in increases of $2,577,000 in credit enhancement assets, $992,000 in deferred income taxes and $1,585,000 in shareholders' equity as of June 30, 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Pursuant to SFAS 130, the Company will be required to display total comprehensive income, including net income and changes in the unrealized gain on interest-only receivables, in its consolidated financial statements for the year ending June 30, 1999 and thereafter.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments (cont.)
--------------------------------------

in interim financial reports. The new pronouncement also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company's auto finance business is currently the only segment reportable under SFAS 131.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new standard requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheets and that those instruments be measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the new standard will apply to the Company's derivative financial instruments, the Company does not believe that adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations.

2. Restatement
--------------

On January 14, 1999, the Company issued a press release reporting a restatement of its financial statements for the fiscal years ended June 30, 1998, 1997 and 1996. As required by the FASB Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition", dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission ("SEC") on December 8, 1998, the Company retroactively changed its method of measuring and accounting for credit enhancement assets to the cash-out method from the cash-in method.

Initial deposits to restricted cash accounts and subsequent cash flows received by securitization trusts sponsored by the Company accumulate as credit enhancement assets until certain targeted levels are achieved, after which cash is distributed to the Company on an unrestricted basis. Under the cash-in method previously used by the Company, (i) the assumed discount period for measuring the present value of credit enhancement assets ended when cash flows were received by the securitization trusts and (ii) initial deposits to

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement (cont.)
----------------------

restricted cash accounts were recorded at face value. Under the cash-out method required by the FASB and SEC, the assumed discount period for measuring the present value of credit enhancement assets ends when cash, including return of the initial deposits, is distributed to the Company on an unrestricted basis.

The change to the cash-out method results only in a difference in the timing of revenue recognition from a securitization and has no effect on the total cash flows of such transactions. While the total amount of revenue recognized over the term of a securitization transaction is the same under either method, the cash-out method results in (i) lower initial gains on the sale of receivables due to the longer discount period and (ii) higher subsequent servicing fee income from accretion of the additional cash-out discount.

The restatement resulted in the following changes to prior period financial statements:

                                                                               Years Ended
                                                             ---------------------------------------------
                                                              June 30,          June 30,           June 30,
                                                                1998              1997               1996
                                                                ----              ----               ----
Revenue
  Previous                                                    $227,940          $137,747            $ 80,978
  As restated                                                  209,336           123,356              79,635

Net Income
  Previous                                                    $ 60,741          $ 38,699            $ 21,591
  As restated                                                   49,301            29,849              20,765

Earnings per share
  Previous                                                       $0.93             $0.63               $0.36
  As restated                                                     0.76              0.48                0.34

Credit enhancement assets
  (end of period)
  Previous                                                    $321,199          $179,355            $ 43,079
  As restated                                                  286,309           161,395              41,736

Shareholders' equity (end of period)
  Previous                                                    $306,161          $216,536            $163,225
  As restated                                                  287,848           208,261             162,399

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Receivables Held for Sale
----------------------------

Receivables held for sale consist of the following (in thousands):

                                          June 30,               June 30,
                                            1998                   1997
                                            ----                   ----
Auto receivables                          $334,110              $275,249

Less allowance for losses                  (12,756)              (12,946)
                                          --------              --------
Auto receivables, net                      321,354               262,303

Mortgage receivables                        21,499                 4,354
                                          --------              --------
                                          $342,853              $266,657
                                          ========              ========

Auto receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event that the consumer defaults on the payment terms of the contract. Mortgage receivables are collateralized by liens on real property and the Company has the right to foreclose in the event that the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $8,729,000 and $12,704,000 of delinquent auto receivables as of June 30, 1998 and 1997, respectively.

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Receivables Held for Sale (cont.)
------------------------------------

A summary of the allowance for losses is as follows (in thousands):

                                                                             Years Ended
                                                    -------------------------------------------------------------
                                                       June 30,               June 30,               June 30,
                                                         1998                   1997                   1996
                                                    ---------------        ---------------        ---------------
Balance at beginning of year                               $12,946                $13,602                $19,951
Provision for losses                                         7,555                  6,595                  7,912
Acquisition fees                                            49,859                 30,688                 18,097
Allowance related to receivables
  sold to Trusts                                           (48,464)               (20,974)               (13,461)
Net charge-offs-auto receivables                            (9,140)               (16,965)               (18,322)
Net charge-offs-other                                                                                       (575)
                                                    ---------------        ---------------        ---------------
  Balance at end of year                                   $12,756                $12,946                $13,602
                                                    ===============        ===============        ===============

4. Credit Enhancement Assets
----------------------------

As of June 30, 1998 and 1997, the Company was servicing $1,968.4 million and $863.0 million, respectively, of auto receivables which have been sold to the Trusts. The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                                     June 30,               June 30,
                                                      1998                    1997
                                                      ----                    ----
Interest-only receivables
  from Trusts                                       $131,694                 $53,465
Investments in Trust
  receivables                                         98,857                  50,788
Restricted cash                                       55,758                  57,142
                                                    --------                --------

                                                    $286,309                $161,395
                                                    ========                ========

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Credit Enhancement Assets (cont.)
------------------------------------

A summary of credit enhancement assets is as follows (in thousands):

                                                                                     Years Ended
                                                             --------------------------------------------------------
                                                                 June 30,           June 30,           June 30,
                                                                   1998               1997               1996
                                                                   ----               ----               ----
Balance at beginning of
  year                                                       $ 161,395          $  41,736
Non-cash gain on sale of auto
  receivables                                                   96,405             52,534            $  15,417
Accretion of present value discount                             19,717              7,991                1,079
Initial deposits to restricted cash                             56,725             71,400                2,939
Change in unrealized gain                                        4,724              7,081
Distributions from Trusts                                      (43,807)           (19,347)              (1,235)
Retained certificates                                                                                   23,536
Permanent impairment write-down                                 (8,850)
                                                             ---------          ---------            ---------

  Balance at end of year                                     $ 286,309          $ 161,395            $  41,736
                                                             =========          =========            =========

A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                                                                   Years Ended
                                                                 ----------------------------------------------
                                                                 June 30,           June 30,          June 30,
                                                                   1998               1997              1996
                                                                   ----               ----              ----
Balance at beginning of year                                    $ 74,925            $25,616           $
Assumptions for cumulative credit
  losses                                                         174,446             75,575            27,268
Permanent impairment write-down                                    8,850
Net charge-offs                                                  (78,862)           (26,266)           (1,652)
                                                                --------            -------           -------

  Balance at end of year                                        $179,359            $74,925           $25,616
                                                                ========            =======           =======

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Warehouse Credit Facilities
------------------------------

Warehouse credit facilities consist of the following (in thousands:)

                                                                          June 30,               June 30,
                                                                            1998                   1997
                                                                      -----------------      -----------------
Commercial paper facility                                                    $140,708

Bank credit agreement                                                                               $ 71,700

Mortgage facility                                                              24,900                    345
                                                                             --------               --------
                                                                             $165,608               $ 72,045
                                                                             ========               ========

The Company has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $245 million of structured warehouse financing is available. Under the funding agreement, the Company transfers auto receivables to CP Funding Corp. ("CPFC"), a special purpose finance subsidiary of the Company, and CPFC in turn issues a note, collateralized by such auto receivables, to the agent. The agent provides funding under the note to CPFC pursuant to an advance formula and CPFC forwards the funds to the Company in consideration for the transfer of auto receivables. While CPFC is a consolidated subsidiary of the Company, CPFC is a separate legal entity and the auto receivables transferred to CPFC and the other assets of CPFC are legally owned by CPFC and not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the note bear interest at commercial paper, London Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agent to CPFC. The funding agreement, which expires in October 1998, contains various covenants requiring certain minimum financial ratios and results.

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $265 million, subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate (8.5% as of June 30, 1998) or LIBOR plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in April 1999, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Warehouse Credit Facilities (cont.)
--------------------------------------

of additional debt, capital expenditures, cash dividends and repurchase of common stock.

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

6. Senior Notes
---------------

The Company has outstanding $175 million of senior notes which are due in February 2004. Interest on the notes is payable semi-annually at a rate of 9 1/4% per annum. The notes, which are uncollateralized, may be redeemed at the option of the Company after February 2001 at a premium declining to par in February 2003. The Indenture pursuant to which the notes were issued contains restrictions including limitations on the Company's ability to incur additional indebtedness other than certain collateralized indebtedness, pay cash dividends and repurchase common stock. Debt issuance costs are being amortized over the term of the notes, and unamortized costs of $5,478,000 and $3,983,000 as of June 30, 1998 and 1997, respectively, are included in other assets in the consolidated balance sheets.

7. Commitments and Contingencies
--------------------------------

Leases

Branch lending offices are generally leased for terms of up to five years with certain rights to extend for additional periods. The Company also leases office space for its loan servicing facilities and other operations under leases with terms up to ten years with renewal options. Lease expense was $4,206,000, $2,132,000 and $875,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Lease commitments for years ending June 30 are as follows (in thousands):

                    1999                               $ 5,608
                    2000                                 5,218
                    2001                                 4,557
                    2002                                 3,638
                    2003                                 2,461
                    Thereafter                           5,744
                                                       -------

                                                       $27,226
                                                       =======

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies
--------------------------------

Derivative Financial Instruments

As of June 30, 1998, the Company had Forward U.S. Treasury Rate Lock Agreements to sell $150 million of U.S. Treasury Notes due August 2001 and $150 million of U.S. Treasury Notes due November 2001. The agreements expire August 20, 1998 and November 20, 1998, respectively. Any gain or loss on these agreements will be recognized as a component of the gain on sale of receivables upon transfers of receivables to the Trusts subsequent to June 30, 1998.


Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and managed auto receivables, which include auto receivables held for sale and auto receivables serviced by the Company on behalf of the Trusts. The Company's cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to the Company's derivative financial instruments are various major financial institutions. Managed auto receivables represent contracts with consumers residing throughout the United States, with borrowers located in California and Texas accounting for 14% and 11%, respectively, of the managed auto receivables portfolio as of June 30, 1998. No other state accounted for more than 10% of managed auto receivables.

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

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Options
----------------

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

A total of 18,000,000 shares have been authorized for grants of options under the employee plans, of which 3,617,144 shares remain available for future grants as of June 30, 1998. The exercise price of each option must equal the market price of the Company's stock on the date of grant and the maximum term of each option is ten years. The vesting period is typically four years. Option grants, vesting periods and the term of each option are determined by a committee of the Company's Board of Directors.

A total of 2,605,000 shares have been authorized for grants of options under the non-employee director plans, of which 960,000 shares remain available for future grants as of June 30, 1998. The exercise price of each option must equal the market price of the Company's stock on the date of grant and the maximum term of each option is ten years. Option grants, vesting periods and the term of each option are established by the terms of the plans.

A total of 1,700,000 shares have been authorized for grants of options under the key executive officer plan, none of which remain available for future grants as of June 30, 1998. The exercise price of each option under this plan is $8 per share and the term of each option is seven years. These options became fully vested when the Company's common stock traded above certain targeted price levels for a specified time period.

The Company has elected not to adopt the fair value-based method of accounting for stock based awards and, accordingly, no compensation expense has been recognized for options granted under the plans described above. Had compensation expense for the Company's plans been determined using the fair value-based method, pro forma net income would have been $45,598,000, $24,367,000 and $14,398,000 and pro forma diluted earnings per share would have been $0.70, $0.40 and $0.24 for the years ended June 30, 1998, 1997 and 1996, respectively.

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Options (cont.)
------------------------

The following tables present information related to the Company's stock-based compensation plans. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                            Years Ended
                                                   ------------------------------------------------------------
                                                        June 30,            June 30,            June 30,
                                                          1998                1997                1996
                                                          ----                ----                ----
Expected dividends                                          0                   0                   0
Expected volatility                                        32%                 20%                 20%
Risk-free interest rate                                  5.68%               5.87%               5.87%
Expected life                                          5 Years             5 Years             5 Years

Employee Plans

A summary of stock option activity under the Company's employee plans is as follows (shares in thousands):

                                                                             Years Ended
                                       -------------------------------------------------------------------------------
                                                     June 30,                   June 30,                   June 30,
                                                       1998                       1997                       1996
                                                       ----                       ----                       ----
                                                     Weighted                   Weighted                   Weighted
                                                      Average                   Average                    Average
                                                     Exercise                   Exercise                   Exercise
                                          Shares       Price        Shares       Price         Shares       Price
                                       -------------------------  -------------------------  -------------------------
Outstanding at
  beginning of year                       8,752      $ 4.68         7,328       $ 3.61         6,820       $ 2.50
Granted                                   3,640       13.14         2,502         7.74         1,344         6.80
Exercised                                (2,034)       5.29          (846)        3.96          (746)        2.61
Forfeited                                  (288)       8.31          (232)        5.84           (90)        3.48
                                        -------      ------       -------      -------       -------       ------
Outstanding at
  end of year                            10,070      $ 7.51         8,752       $ 4.68         7,328       $ 3.61
                                        =======      ======       =======      =======       =======       ======
Options exerciseable at
  end of year                             6,030      $ 5.11         6,322       $ 3.89         5,622       $ 2.26
                                        =======      ======       =======      =======       =======       ======
Weighted average fair value
  of options granted
  during year                                        $ 5.06                     $ 2.11                     $ 1.86
                                                     ======                    =======                     ======

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Options (cont.)
------------------------

A summary of options outstanding under employee plans as of June 30, 1998 is as follows (shares in thousands):

                                      Options Outstanding                                   Options Exerciseable
                          ----------------------------------------------------------   --------------------------------
                                                    Weighted            Weighted                            Weighted
                                                  Average Years          Average                            Average
Range of                       Number             of Remaining          Exercise             Number         Exercise
Exercise Prices              Outstanding        Contractual Life         Price           Outstanding         Price
---------------           --------------        ----------------         -----           -----------         -----
$1.25 to 2.32                    1,754                3.14                $1.68                 1,754       $ 1.68
$2.75 to 4.57                    2,280                6.34                 3.68                 2,198         3.67
$5.50 to 7.88                    1,988                7.32                 6.98                 1,146         6.88
$8.19 to 9.19                      582                8.53                 8.39                   216         8.34
$10.13 to 13.07                  2,114                9.46                11.63                   244        11.20
$13.38 to 16.38                  1,352                9.71                15.69                   472        15.64
                           -----------                                                   ------------
                                10,070                                                          6,030
                           ===========                                                   ============

Non-employee Director Plans

                               AMERICREDIT CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK OPTIONS (CONT.)
------------------------

A summary of stock option activity under the Company's non-employee director plans is as follows (shares in thousands):

                                                                              Years Ended
                                       -------------------------------------------------------------------------------
                                                     June 30,                   June 30,                   June 30,
                                                       1998                       1997                       1996
                                                       ----                       ----                       ----
                                                     Weighted                   Weighted                   Weighted
                                                      Average                   Average                    Average
                                                     Exercise                   Exercise                   Exercise
                                          Shares       Price        Shares       Price         Shares       Price
                                       -------------------------  -------------------------  -------------------------
Outstanding at
  beginning of year                      1,708       $  2.21        1,826        $ 1.80        1,892        $ 1.40
Granted                                     80         14.63           80          9.38           80          6.44
Exercised                                 (262)         2.17         (198)         1.40         (146)         1.40
                                        ------       -------        ------       ------        ------      -------
Outstanding at
  end of year                            1,526       $  2.87        1,708        $ 2.21        1,826        $ 1.80
                                        ======       =======        ======       ======        ======       ======
Options exerciseable at
  end of year                            1,526       $  2.87        1,708        $ 2.21        1,746        $ 1.77
                                        ======       =======        ======       ======        ======       ======
Weighted average fair value
  of options granted
  during year                                        $  5.66                     $ 2.57                     $ 1.77
                                                     =======                     ======                     ======

A summary of options outstanding under non-employee director plans as of June 30, 1998 is as follows (shares in thousands):

                                                          Options Outstanding
                          --------------------------------------------------------------------------------------------
                                                    Weighted            Weighted                          Weighted
                                                  Average Years          Average                           Average
    Range of                   Number             of Remaining          Exercise           Number         Exercise
 Exercise Prices             Outstanding        Contractual Life          Price          Outstanding        Price
 ---------------             -----------        ----------------          -----          -----------        -----
$1.40 to 3.25                  1,306                 3.05                $1.58             1,306            $1.58
$6.44 to 9.38                    140                 7.97                 8.14               140             8.14
$14.63                            80                 9.35                14.63                80            14.63
                             -------                                                     -------

                               1,526                                                       1,526
                             =======                                                     =======

                               AMERICREDIT CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK OPTIONS (CONT.)
-------------------------

Key Executive Officer Plan
--------------------------

A summary of stock option activity under the Company's key executive officer plan is as follows (shares in thousands):

                                                                              Years Ended
                                       -----------------------------------------------------------------------------------
                                                      June 30,                   June 30,                     June 30,
                                                        1998                       1997                         1996
                                                        ----                       ----                         ----
                                                      Weighted                   Weighted                     Weighted
                                                      Average                    Average                       Average
                                                      Exercise                   Exercise                     Exercise
                                          Shares       Price          Shares      Price           Shares        Price
                                       --------------------------   ------------------------    --------------------------
Outstanding at
  beginning of year                       1,700        $  8.00        1,700       $  8.00
Granted                                                                                           1,700            8.00
                                        -------        -------      -------       -------        ------         -------
Outstanding at end
  of year                                 1,700        $  8.00        1,700       $  8.00         1,700         $  8.00
                                        =======        =======      =======       =======        ======         =======
Options exercisable at
  end of year                             1,700        $  8.00
                                        =======        =======
Weighted average fair value
  of options granted
  during year                                                                                                   $  2.19
                                                                                                                =======

A summary of options outstanding under the key executive officer plan as of June 30, 1998 is as follows (shares in thousands):

                                              Options Outstanding
                           ----------------------------------------------------------------
                                                Weighted                     Weighted
                                                Average Years                Average
Range of                   Number               of Remaining                 Exercise
Exercise Prices            Outstanding          Contractual Life             Price
------------------         ----------------     ---------------------        --------------
$8.00                          1,700                    4.81                    $8.00

9. EMPLOYEE BENEFIT PLANS
-------------------------

The Company has a defined contribution retirement plan covering substantially all employees. The Company's contributions to the plan were $358,000, $201,000 and $133,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Employee Benefit Plans (cont.)
---------------------------------

The Company also has an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the market value at specified dates. A total of 1,000,000 shares have been reserved for issuance under the plan. Shares purchased under the plan were 260,892, 208,430 and 194,286 for the years ended June 30, 1998, 1997 and 1996, respectively.

10. Income Taxes
----------------

The income tax provision consists of the following (in thousands):

                                                                            Years Ended
                                                    ----------------------------------------------------------------
                                                       June 30,                June 30,                June 30,
                                                         1998                    1997                    1996
                                                    ----------------        ----------------       -----------------
Current                                               $       (113)            $     (201)            $       984
Deferred                                                    30,974                 18,886                  11,164
                                                    ----------------        ----------------       -----------------
                                                      $     30,861             $   18,685             $    12,148
                                                    ================        ================       =================

The Company's effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                                               Years Ended
                                             -----------------------------------------------------
                                               June 30,           June 30,            June 30,
                                                 1998               1997                1996
                                             -------------      -------------       --------------
U.S. statutory tax rate                             35.0%              35.0%                35.0%
Other                                                3.5                3.5                  2.0
                                             -------------      -------------       --------------
                                                    38.5%              38.5%                37.0%
                                             =============      =============       ==============

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (cont.)
------------------------

The deferred income tax provision consists of the following (in thousands):

                                                                            Years Ended
                                                    -----------------------------------------------------------------
                                                       June 30,                June 30,                June 30,
                                                         1998                    1997                    1996
                                                    ----------------        ----------------       ------------------
Net operating loss carryforward                         $    (9,051)              $   5,501            $     8,387
Allowance for losses                                            993                  (1,046)                 1,556
Gain on sale of receivables                                  32,606                   9,282                   (517)
Change in valuation allowance                                                                                 (320)
Other                                                         6,426                   5,149                  2,058
                                                    ----------------        ----------------       ------------------
                                                        $    30,974               $  18,886            $    11,164
                                                    ================        ================       ==================

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

                                                                         June 30,                        June 30,
                                                                           1998                            1997
                                                                           ----                            ----
Deferred tax liabilities:
   Gain on sale of receivables                                             $(41,372)                     $ (8,766)
   Unrealized gain on credit
     enhancement assets                                                      (4,571)                       (2,726)
   Other                                                                     (2,340)                       (2,613)
                                                                          ----------                      --------
                                                                            (48,283)                      (14,105)
                                                                          ----------                      --------
Deferred tax assets:
  Net operating loss carryforward                                            12,519                         3,468
  Alternative minimum tax credits                                             1,567                         1,873
  Other                                                                       2,524                           641
                                                                          ----------                      --------
                                                                             16,610                         5,982
                                                                          ----------                      --------
Net deferred tax liability                                                 $(31,673)                     $ (8,123)
                                                                          ==========                     =========

As of June 30, 1998, the Company has a net operating loss carryforward of approximately $28,700,000 for federal income tax reporting purposes which

                                AMERICREDIT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (cont.)
------------------------

expires between June 30, 2008 and 2013 and an alternative minimum tax credit carryforward of approximately $1,600,000 with no expiration date.

11. Earnings Per Share
----------------------

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows:

                                                                           Years Ended
                                              -----------------------------------------------------------------------
                                                       June 30,                  June 30,                 June 30,
                                                         1998                      1997                     1996
                                                         ----                      ----                     ----
Weighted average shares
  outstanding                                          60,188,788                57,774,724               57,049,142

Incremental shares resulting
  from assumed exercise of
  stock options                                         5,014,672                 3,799,824                3,357,454
                                                     ------------                ----------               ----------
Weighted average shares and
  assumed incremental shares                           65,203,460                61,574,548               60,406,596
                                                     ============                ==========               ==========

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares and assumed incremental shares.

12. Supplemental Information
----------------------------

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                                                Years Ended
                                                    ---------------------------------------------------------------
                                                       June 30,               June 30,                June 30,
                                                         1998                   1997                    1996
                                                    ---------------        ---------------        -----------------
Interest costs (none capitalized)                          $26,369                $15,196                 $ 12,179
Income taxes                                                14,804                    599                    1,447


                               AMERICREDIT CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Supplemental Information (cont.)
-------------------------------------

During the years ended June 30, 1998 and 1997, the Company entered into lease agreements for property and equipment of $4,246,000 and $3,651,000, respectively.


13.  Fair Value of Financial Instruments
----------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the Company's consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts which ultimately may be realized or paid at settlement or maturity of the financial instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                               AMERICREDIT CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Fair Value of Financial Instruments (cont.)
------------------------------------------------

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below (in thousands):

                                                             June 30, 1998                   June 30, 1997
                                                      -------------------------------  ------------------------------
                                                         Carrying       Estimated         Carrying      Estimated
                                                           Value        Fair Value         Value        Fair Value
                                                           -----        ----------         -----        ----------
Financial assets:
  Cash and cash equivalents                        (a)  $   33,087      $   33,087       $    6,027      $   6,027
  Receivables held for
    sale, net                                      (b)     342,853         367,613          266,657        283,386
  Interest-only receivables
    from Trusts                                    (c)     131,694         131,694           53,465         53,465
  Investments in Trust
    receivables                                    (c)      98,857          98,857           50,788         50,788
  Restricted cash                                  (c)      55,758          55,758           57,142         57,142
Financial liabilities:
  Warehouse credit facilities                      (d)     165,608         165,608           72,045         72,045
  Senior notes                                     (e)     175,000         177,625          125,000        123,825
  Other notes payable                              (f)       6,410           6,410           27,206         28,299
  Interest rate swaps                              (g)        (269)            170              735            236

Unrecognized financial instruments:
  Forward U.S. Treasury Note
    sales                                          (h)                         473                             164
  Forward interest rate swaps                      (g)                         489


(a) The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b) Since the Company periodically sells its receivables, fair value is estimated by discounting future net cash flows expected to be realized from the sale of the receivables using interest rate, prepayment and credit loss assumptions similar to the Company's historical experience.

(c) The fair value of interest-only receivables from Trusts, investments in Trust receivables and restricted cash is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to the Company's historical experience.

                               AMERICREDIT CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Fair Value of Financial Instruments (cont.)
------------------------------------------------

(d) The warehouse credit facilities have variable rates of interest and maturities of less than one year. Therefore, carrying value is considered to be a reasonable estimate of fair value.

(e)      The fair value of the senior notes is based on the quoted market price.

(f) The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

(g) The fair value of the interest rate swaps is based on the quoted termination cost.

(h) The fair value of the forward U.S. Treasury Note sales are estimated based upon market prices for similar financial instruments.

14.  Stock Split
----------------

On August 6, 1998, the Company's Board of Directors approved a two for one stock split to be effected in the form of a 100% stock dividend for shareholders of record on September 11, 1998, paid on September 30, 1998. All share data for the periods presented, except shares authorized, have been adjusted to reflect the stock split on a retroactive basis.

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
  AmeriCredit Corp.

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriCredit Corp. as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1997, AmeriCredit Corp. changed its method of accounting for transfers and servicing of financial assets and extinguishment of liabilities.

As discussed in Note 2 to the consolidated financial statements, AmeriCredit Corp. retroactively changed its method of measuring and accounting for credit enhancement assets.

PricewaterhouseCoopers LLP



Fort Worth, Texas
August 4, 1998, except as to the information presented in Note 14 for which the date is September 30, 1998 and except as to the information presented in Note 2 for which the date is January 14, 1999.

Selected Quarterly Financial Data:

                                                   First               Second               Third               Fourth
                                                  Quarter              Quarter             Quarter              Quarter
                                                  -------              -------             -------              -------

Fiscal year ended June 30, 1998

Finance charge income                             $    13,061          $    13,129         $    13,862          $    15,785
Gain on sale of receivables                            20,680               23,655              27,503               31,356
Servicing fee income                                   10,289               11,882              12,218               13,521
Income before income taxes                             16,634               19,368              21,557               22,603
Net income                                             10,230               11,912              13,258               13,901
Diluted earnings per share                               0.16                 0.18                0.20                 0.21
Weighted average shares and
  assumed incremental shares                       63,983,916           64,813,118          64,969,618           66,597,676


Fiscal year ended June 30, 1997

Finance charge income                             $    10,764          $    10,739         $    12,101          $    11,306
Gain on sale of receivables                             9,775               11,485              14,117               16,946
Servicing fee income                                    3,853                4,962               6,200                8,477
Income before income taxes                             10,320               10,839              12,827               14,548
Net income                                              6,347                6,667               7,889                8,946
Diluted earnings per share                               0.11                 0.11                0.13                 0.14
Weighted average shares and
  assumed incremental shares                       60,237,878           61,356,378          62,066,460           62,196,652

Consolidating Financial Information:

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

                               AmeriCredit Corp.
                           Supplementary Information
                          Consolidating Balance Sheet
                                 June 30, 1998
                            (Dollars in Thousands)

                                           AmeriCredit
                                               Corp.            Guarantors       Non-Guarantors      Eliminations     Consolidated
                                           ------------         ----------       --------------      ------------     ------------
ASSETS
Cash and cash equivalents                                        $ 30,157           $   2,930                          $  33,087
Receivables held for sale, net                                    178,219             164,634                            342,853
Interest-only receivables
  from Trusts                                $  (2,151)             3,623             130,222                            131,694
Investments in Trust receivables                                    2,109              96,748                             98,857
Restricted cash                                                                        55,758                             55,758
Property and equipment, net                        175             23,210                                                 23,385
Other assets                                     8,911             13,003               6,123                             28,037
Due (to) from affiliates                       330,924           (226,892)           (104,032)
Investment in affiliates                       110,623             13,921                   2        $ (124,546)
                                           ------------         ----------       --------------      ------------     ------------

     Total assets                            $ 448,482           $ 37,350           $ 352,385        $ (124,546)       $ 713,671
                                           ============         ==========       ==============      ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities                                      $ 24,900           $ 140,708                          $ 165,608
Senior notes                                 $ 175,000                                                                   175,000
Other notes payable                              6,384                 26                                                  6,410
Accrued taxes and expenses                      (2,280)            53,950              (4,538)                            47,132
Deferred income taxes                          (18,470)           (16,637)             66,780                             31,673
                                           ------------         ----------       --------------      ------------     ------------

  Total liabilities                            160,634             62,239             202,950                            425,823
                                           ------------         ----------       --------------      ------------     ------------
Shareholders' equity:

Common stock                                       693                203                   3        $    (206)              693
Additional paid-in capital                     230,269            108,336              13,921         (122,257)          230,269
Unrealized gain on credit enhancement
  assets                                         7,234                                  7,234           (7,234)            7,234
Retained earnings                               72,770           (133,428)            128,277            5,151            72,770
                                           ------------         ----------       --------------      ------------     ------------
                                               310,966            (24,889)            149,435         (124,546)          310,966

Treasury stock                                 (23,118)                                                                  (23,118)
                                           ------------         ----------       --------------      ------------     ------------
  Total shareholders' equity                   287,848             (24,889)           149,435         (124,546)          287,848
                                           ------------         ----------       --------------      ------------     ------------
  Total liabilities and shareholders'
  equity                                     $ 448,482           $ 37,350           $ 352,385        $ (124,546)       $ 713,671
                                           ============         ==========       ==============      ============     ============

                               AmeriCredit Corp.
                           Supplementary Information
                          Consolidating Balance Sheet
                                 June 30, 1997
                            (Dollars in Thousands)

                                                AmeriCredit
                                                    Corp.       Guarantors      Non-Guarantors      Eliminations     Consolidated
                                               ------------     ----------      --------------      ------------     ------------

ASSETS
Cash and cash equivalents                                       $  3,988            $   2,039                          $   6,027
Receivables held for sale, net                                   240,912               25,745                            266,657
Interest-only receivables
  from Trusts                                  $     (777)         4,136               50,106                             53,465
Investments in Trust receivables                                   7,432               43,356                             50,788
Restricted cash                                                                        57,142                             57,142
Property and equipment, net                           136         13,748                                                  13,884
Other assets                                       10,947         12,564                4,019                             27,530
Due (to) from affiliates                          277,369       (197,957)             (79,412)
Investment in affiliates                           47,567                                             $ (47,567)
                                               -----------     ----------      --------------      ------------     ------------
     Total assets                              $  335,242       $ 84,823            $ 102,995         $ (47,567)       $ 475,493
                                               ===========     ==========      ==============      ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities                                     $ 72,045                                               $  72,045
Senior notes                                   $  125,000                                                                125,000
Other notes payable                                 3,484             33            $  23,689                             27,206
Accrued taxes and expenses                          8,088         27,987               (1,217)                            34,858
Deferred income taxes                              (9,591)        (4,811)              22,525                              8,123
                                               -----------     ----------      --------------      ------------     ------------

  Total liabilities                               126,981         95,254               44,997                            267,232
                                               -----------     ----------      --------------      ------------     ------------
Shareholders' equity:

Common stock                                          667            203                    3         $    (206)             667
Additional paid-in capital                        203,531         98,336                                (98,336)         203,531
Unrealized gain on credit enhancement
  assets                                            4,355                               4,355            (4,355)           4,355
Retained earnings                                  23,469       (108,970)              53,640            55,330           23,469
                                               -----------     ----------      --------------      ------------     ------------
                                                  232,022        (10,431)              57,998           (47,567)         232,022

Treasury stock                                    (23,761)                                                               (23,761)
                                               -----------     ----------      --------------      ------------     ------------

  Total shareholders' equity                      208,261        (10,431)              57,998           (47,567)         208,261
                                               -----------     ----------      --------------      ------------     ------------
  Total liabilities and
    shareholders' equity                       $  335,242       $ 84,823            $ 102,995         $ (47,567)       $ 475,493
                                               ===========     ==========      ==============      ============     ============

                               AmeriCredit Corp.
                           Supplementary Information
                       Consolidating Statement of Income
                           Year Ended June 30, 1998
                            (Dollars in Thousands)

                                                  AmeriCredit
                                                     Corp.       Guarantors     Non-Guarantors      Eliminations      Consolidated
                                                  -----------    ----------     --------------      ------------      ------------
Revenue:
  Finance charge income                                           $  39,114            $ 16,723                          $  55,837
  Gain on sale of receivables                       $ (6,729)         1,350             108,573                            103,194
  Servicing fee income                                               91,682               9,822         $ (53,594)          47,910
  Other income                                        31,029          1,268                 741           (30,643)           2,395
  Equity in income of affiliates                      50,179                                              (50,179)
                                                   -----------    ----------     --------------      ------------      ------------
                                                      74,479        133,414             135,859          (134,416)         209,336
                                                   -----------    ----------     --------------      ------------      ------------

Costs and expenses:
  Operating expenses                                  10,800        137,273                   5           (53,594)          94,484
  Provision for losses                                                7,555                                                  7,555
  Interest expense                                    14,776         24,192              18,810           (30,643)          27,135
                                                   -----------    ----------     --------------      ------------      ------------
                                                      25,576        169,020              18,815           (84,237)         129,174
                                                   -----------    ----------     --------------      ------------      ------------


Income before income taxes                            48,903       (35,606)             117,044           (50,179)          80,162

Income tax provision                                    (398)      (11,148)              42,407                             30,861
                                                   -----------    ----------     --------------      ------------      ------------
Net income                                          $ 49,301     $ (24,458)            $ 74,637         $ (50,179)      $   49,301
                                                   ===========    ==========     ==============      ============      ============

                               AmeriCredit Corp.
                           Supplementary Information
                       Consolidating Statement of Income
                           Year Ended June 30, 1997
                            (Dollars in Thousands)

                                                    AmeriCredit
                                                       Corp.       Guarantors     Non-Guarantors      Eliminations      Consolidated
                                                   -------------   ----------     --------------      ------------      ------------
Revenue:
  Finance charge income                                             $36,633             $ 8,277                           $ 44,910
  Gain on sale of receivables                        $   (855)        2,939              50,239                             52,323
  Servicing fee income                                               56,343               6,230         $ (39,081)          23,492
  Other income                                         18,348         1,280                 914           (17,911)           2,631
  Equity in income of affiliates                       24,119                                              (24,119)
                                                   -------------   ----------     --------------      ------------      ------------

                                                       41,612        97,195              65,660            (81,111)        123,356
                                                   -------------   ----------     --------------      ------------      ------------

Costs and expenses:
  Operating expenses                                    5,282        83,997               1,717           (39,081)          51,915
  Provision for losses                                                6,595                                                  6,595
  Interest expense                                      5,116        17,202              11,905            (17,911)         16,312
                                                    -------------   ----------     --------------      ------------      -----------

                                                       10,398       107,794              13,622            (56,992)         74,822
                                                    -------------   ----------     --------------      ------------      -----------

Income before income taxes                             31,214       (10,599)             52,038           (24,119)          48,534

Income tax provision                                    1,365        (2,481)             19,801                             18,685
                                                    -------------   ----------     --------------      ------------      ----------
Net income                                           $ 29,849       $ (8,118)           $32,237         $  (24,119)       $ 29,849
                                                    =============   ==========     ==============      ============      ==========


                                AmeriCredit Corp.
                            Supplementary Information
                        Consolidating Statement of Income
                            Year Ended June 30, 1996
                             (Dollars in Thousands)


                                                AmeriCredit
                                                   Corp.        Guarantors     Non-Guarantors      Eliminations     Consolidated
                                               -------------    ----------     --------------      ------------     ------------
Revenue:
  Finance charge income                                        $ 32,050              $ 19,656                            $ 51,706
  Gain on sale of receivables                                    11,459                 9,946                              21,405
  Servicing fee income                                           26,398                   161         $ (22,667)            3,892
  Other income                                   $ 11,499         1,780                   653           (11,300)            2,632
  Equity in income of affiliates                   24,571                                               (24,571)
                                              -------------    ----------      --------------       ------------      ------------
                                                   36,070        71,687                30,416           (58,538)           79,635
                                              -------------    ----------      --------------       ------------      ------------
Costs and expenses:
  Operating expenses                                3,700        41,359                 3,289           (22,667)           25,681
  Provision for losses                                            7,912                                                     7,912
  Interest expense                                    371        15,212                 8,846           (11,300)           13,129
                                              -------------    ----------      --------------       ------------      ------------
                                                    4,071        64,483                12,135           (33,967)           46,722
                                              -------------    ----------      --------------       ------------      ------------
Income before income taxes                         31,999         7,204                18,281           (24,571)           32,913

Income tax provision                               11,234           914                                                    12,148
                                              -------------    ----------      --------------       ------------      ------------
Net income                                       $ 20,765      $  6,290              $ 18,281        $  (24,571)         $ 20,765
                                              =============    ==========      ==============       ============      ============

                                AmeriCredit Corp.
                            Supplementary Information
                      Consolidating Statement of Cash Flows
                            Year Ended June 30, 1998
                             (Dollars in Thousands)

                                                      AmeriCredit                   Non-
                                                         Corp.      Guarantors   Guarantors  Eliminations  Consolidated
                                                      -----------   ----------   ----------  ------------  ------------
Cash flows from operating activities
  Net income                                            $ 49,301    $ (24,458)    $ 74,637    $ (50,179)    $ 49,301
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                               50        4,448                                  4,498
  Provision for losses                                                  7,555                                  7,555
  Deferred income taxes                                      390      (11,826)      42,410                    30,974
  Non-cash servicing fee income                                                    (10,867)                  (10,867)
  Non-cash gain on sale of auto receivables                                        (96,405)                  (96,405)
  Distributions from Trusts                                                         43,807                    43,807
  Equity in income of affiliates                         (50,179)                                50,179
  Changes in assets and liabilities
       Other assets                                         (420)        (739)      (2,165)                   (3,324)
       Accrued taxes and expenses                        (10,368)      25,963       (3,321)                   12,274
                                                     -----------    ---------    ---------    ---------    ---------
  Net cash provided by operating activities              (11,226)         943       48,096                    37,813
                                                     -----------    ---------    ---------    ---------    ---------

Cash flows from investing activities
  Purchases of auto receivables                                    (1,717,006)  (1,777,748)   1,777,748   (1,717,006)
  Originations of mortgage receivables                               (137,169)                              (137,169)
  Principal collections and recoveries on
    receivables                                                        11,984        6,400                    18,384
  Net proceeds from sale of auto receivables                        1,777,748    1,632,357   (1,777,748)   1,632,357
  Net proceeds from sale of mortgage receivables                      119,683                                119,683
  Initial deposits to restricted cash                                              (56,725)                  (56,725)
  Purchases of property and equipment                         11       (9,467)                                (9,456)
  Decrease in other assets                                 5,000                        64                     5,064
  Net change in investment in affiliates                  (9,998)      (3,921)          (2)      13,921
                                                     -----------    ---------    ---------    ---------    ---------
  Net cash used by investment activities                  (4,987)      41,852     (195,654)      13,921     (144,868)
                                                     -----------    ---------    ---------    ---------    ---------

Cash flows from financing activities
  Net change in warehouse credit facilities                           (47,145)     140,708                    93,563
  Proceeds from issuance of senior notes                  47,762                                              47,762
  Payments on other notes payable                         (1,346)          (7)     (23,689)                  (25,042)
  Proceeds from issuance of common stock                  17,832                    13,921      (13,921)      17,832
  Net change in due (to) from affiliates                 (48,035)      30,526       17,509
                                                     -----------    ---------    ---------   ----------    ---------
  Net cash provided by financing activities               16,213      (16,626)     148,449      (13,921)     134,115
                                                     -----------    ---------    ---------   ----------    ---------

Net increase (decrease) in cash and cash
  equivalents                                                          26,169          891                    27,060

Cash and cash equivalents at beginning of year                          3,988        2,039                     6,027
                                                     -----------    ---------    ---------   ----------    ---------

Cash and cash equivalents at end of year                            $  30,157      $ 2,930                  $ 33,087
                                                     ===========    =========    =========   ===========   =========

                                AmeriCredit Corp.
                            Supplementary Information
                      Consolidating Statement of Cash Flows
                            Year Ended June 30, 1997
                             (Dollars in Thousands)

                                                    AmeriCredit                   Non-
                                                       Corp.      Guarantors   Guarantors  Eliminations   Consolidated
                                                    -----------   ----------   ----------  ------------   ------------
Cash flows from operating activities
  Net income                                            $ 29,849     $ (8,118)    $ 32,237    $ (24,119)    $ 29,849
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                               28        2,175                                  2,203
  Provision for losses                                                  6,595                                  6,595
  Deferred income taxes                                      135       (1,048)      19,799                    18,886
  Non-cash servicing fee income                                                     (7,991)                   (7,991)
  Non-cash gain on sale of auto receivables                           (52,534)                               (52,534)
  Distributions from Trusts                                                         19,347                    19,347
  Equity in income of affiliates                         (24,119)                                24,119
  Changes in assets and liabilities
       Other assets                                          917       (3,083)        (175)                   (2,341)
       Accrued taxes and expenses                          4,835       18,278       (1,124)                   21,989
                                                        --------     --------     --------    ---------     --------
  Net cash provided by operating activities               11,645      (37,735)      62,093                    36,003
                                                        --------     --------     --------    ---------     --------

Cash flows from investing activities
  Purchases of auto receivables                                      (896,711)    (814,107)     814,107     (896,711)
  Originations of mortgage receivables                                (53,770)                               (53,770)
  Principal collections and recoveries on
    receivables                                                        22,672       41,717                    64,389
  Net proceeds from sale of auto receivables                          814,107      814,107     (814,107)     814,107
  Net proceeds from sale of mortgage receivables                       52,489                                 52,489
  Initial deposits to restricted cash                                              (71,400)                  (71,400)
  Decrease in other assets                                    58                     2,402                     2,460
  Purchases of property and equipment                        (81)      (4,430)                                (4,511)
  Net change in investment in affiliates                  25,605      (22,981)      (2,624)
                                                        --------     --------     --------    ---------     --------
  Net cash used by investment activities                  25,582      (88,624)     (29,905)                  (92,947)
                                                        --------     --------     --------    ---------     --------

Cash flows from financing activities
  Net change in warehouse credit facilities                           (17,264)                               (17,264)
  Proceeds from issuance of senior notes                 120,894                                             120,894
  Payments on other notes payable                           (552)                  (44,158)                  (44,710)
  Purchase of treasury stock                              (4,387)                                             (4,387)
  Proceeds from issuance of common stock                   6,293                                               6,293
  Net change in due (to) from affiliates                (154,562)     147,698        6,864
                                                        --------     --------     --------    ---------     --------
  Net cash provided by financing activities              (32,314)     130,434      (37,294)                   60,826
                                                        --------     --------     --------    ---------     --------

Net increase (decrease) in cash and cash
  equivalents                                              4,913        4,075       (5,106)                    3,882

Cash and cash equivalents at beginning of year            (4,913)         (87)       7,145                     2,145
                                                        --------     --------     --------    ---------     --------

Cash and cash equivalents at end of year                              $ 3,988      $ 2,039                   $ 6,027
                                                        ========     ========     ========    =========     ========

                                AmeriCredit Corp.
                            Supplementary Information
                      Consolidating Statement of Cash Flows
                            Year Ended June 30, 1996
                             (Dollars in Thousands)


                                             AmeriCredit                 Non-
                                                 Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                                             -----------  ----------   ----------   ------------  ------------
Cash flows from operating activities
  Net income                                   $ 20,765     $ 6,290      $ 18,281    $ (24,571)   $ 20,765
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                      49       1,479                                  1,528
  Provision for losses                                        7,912                                  7,912
  Deferred income taxes                          13,596      (2,432)                                11,164
  Non-cash servicing fee income                                            (1,079)                  (1,079)
  Non-cash gain on sale of auto receivables                   1,014       (16,431)                 (15,417)
  Distributions from Trusts                                                 1,235                    1,235
  Equity in income of affiliates                (24,571)                                24,571
  Changes in assets and liabilities
       Other assets                                 362      (1,857)          511                     (984)
       Accrued taxes and expenses                 1,273       8,606          (473)                   9,406
                                               --------    --------      --------    ---------     -------
  Net cash provided by operating activities      11,474      21,012         2,044                   34,530
                                               --------    --------      --------    ---------     -------

Cash flows from investing activities
  Purchases of auto receivables                            (417,235)     (115,646)     115,646    (417,235)
  Principal collections and recoveries on
    receivables                                              37,894        57,054                   94,948
  Net proceeds from sale of auto receivables                262,243       115,646     (115,646)    262,243
  Initial deposits to restricted cash                                      (2,939)                  (2,939)
  Purchases of property and equipment             2,536      (5,698)                                (3,162)
  Decrease in other assets                        3,707                      (311)                   3,396
  Net change in investment in affiliates         (2,746)      2,743             3
                                               --------    --------      --------    ---------     -------
  Net cash used by investment activities          3,497    (120,053)       53,807                  (62,749)
                                               --------    --------      --------    ---------     -------

Cash flows from financing activities
  Net change in warehouse credit facilities                  86,000                                 86,000
  Payments on other notes payable                  (298)                  (66,673)                 (66,971)
  Proceeds from issuance of common stock          3,731                                              3,731
  Purchase of treasury stock                    (10,710)                                           (10,710)
  Net change in due (to) from affiliates        (29,794)     19,348        10,446
                                               --------    --------      --------    ---------     -------
  Net cash provided by financing activities     (37,071)    105,348       (56,227)           -      12,050
                                               --------    --------      --------    ---------     -------

Net increase (decrease) in cash and cash
  equivalents                                   (22,100)      6,307          (376)                 (16,169)

Cash and cash equivalents at beginning of year   17,187      (6,394)        7,521                   18,314
                                               --------    --------      --------    ---------     -------

Cash and cash equivalents at end of year       $ (4,913)     $  (87)     $  7,145                  $ 2,145
                                               ========    ========      ========    =========     =======

Report of Independent Accountants on Supplementary Information


Board of Directors and Shareholders
AmeriCredit Corp.



Our report on the audits of the consolidated financial statements of AmeriCredit Corp. as of June 30, 1998 and 1997 and for the three years ended June 30, 1998, 1997 and 1996 is included on page 50 of this Form 10-K/A. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information appearing on pages 53 to 60 of this Form 10-K/A is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, when considered in relation to the basic financial statements taken as a whole.

PricewaterhouseCoopers LLP



Fort Worth, Texas
August 4, 1998, except as to
Note 14 and Note 2 to the
consolidated financial
statements for which the dates
are September 30, 1998 and
January 14, 1999, respectively.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(1) The following Consolidated Financial Statements of the Company and Report of Independent Accountants are included herein under Item 8.

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

          Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996.

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

(1) Consolidating financial information for AmeriCredit Corp. (on a parent only basis), the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries is included herein under Item 8.

(3) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements.

(4) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

(5) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1998. Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended June 30, 1998 reporting monthly information related to securitization trusts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 1999.

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

          SIGNATURE                                     TITLE                              DATE
          ---------                                     -----                              ----
/s/ Clifton H. Morris, Jr.                   Chairman of the Board and             February 16, 1999
----------------------------
Clifton H. Morris, Jr.                       Chief Executive Officer

/s/ Daniel E. Berce                          Vice Chairman and                     February 16, 1999
----------------------------
Daniel E. Berce                              Chief Financial Officer

/s/ Michael R. Barrington                    Vice Chairman, President              February 16, 1999
----------------------------
Michael R. Barrington                        and Chief Operating Officer

/s/ A. R. Dike                               Director                              February 16, 1999
----------------------------
A. R. Dike

/s/ Edward H. Esstman                        Executive Vice President,             February 16, 1999
----------------------------
Edward H. Esstman                            Auto Finance Division and
                                             Director

James H. Greer                               Director
----------------------------
James H. Greer

Douglas K. Higgins                           Director
----------------------------
Douglas K. Higgins

Kenneth H. Jones, Jr.                        Director
----------------------------
Kenneth H. Jones, Jr.

                                INDEX TO EXHIBITS

The following exhibits are hereby amended and filed as a part of this report.


Exhibit
Number                                Description
-------                               -----------
11.1@            --        Statement Re Computation of Per Share Earnings
12.1@            --        Statement Re Computation of Ratios
23.1@            --        Consent of PricewaterhouseCoopers LLP
27.1@            --        Restated Financial Data Schedule 1996
27.2             --        Restated Financial Data Schedule 1997
27.3             --        Restated Financial Data Schedule 1998

---------------------------------------------------------------------