Form 10-Q/A
period 1998-09-30
AMERICREDIT CORP
filed 1999-02-16
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q/A

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission file number                    1-10667
                       ______________________________________________

                          AmeriCredit Corp.
_____________________________________________________________________
       (Exact name of registrant as specified in its charter)

            Texas                                     75-2291093
_______________________________                   ___________________
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification No.)

             200 Bailey Avenue, Fort Worth, Texas 76107
_____________________________________________________________________
              (Address of principal executive offices)
                              (Zip Code)

                            (817) 332-7000
_____________________________________________________________________
        (Registrant's telephone number, including area code)

_____________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

There were 62,652,874 shares of common stock, $.01 par value outstanding as of October 31, 1998.

                               AMERICREDIT CORP.
                             INDEX TO FORM 10-Q/A

AmeriCredit Corp. (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998 filed with the Securities and Exchange Commission on November 12,1998.

Part I.  FINANCIAL INFORMATION


         Item 1. Financial Statements                                                            Page
                                                                                                 ----
                 Consolidated Balance Sheets -
                 September 30, 1998 and June 30, 1998............................................  3

                 Consolidated Statements of Income and Comprehensive
                 Income - Three Months Ended September 30, 1998 and
                 1997............................................................................  4

                 Consolidated Statements of Cash Flows -
                 Three Months Ended September 30, 1998 and 1997..................................  5

                 Notes to Consolidated Financial
                 Statements......................................................................  6

         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations....................................................... 19


Part II.  OTHER INFORMATION


SIGNATURE               ......................................................................... 30


                        PART I - FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

                               AMERICREDIT CORP.
                          Consolidated Balance Sheets
                       (Unaudited, Dollars in Thousands)


                                                                     September 30,          June 30,
ASSETS                                                                   1998                 1998
                                                                         ----                 ----
     Cash and cash equivalents                                         $ 28,218             $ 33,087
     Receivables held for sale, net                                     386,476              342,853
     Interest-only receivables from Trusts                              139,290              131,694
     Investments in Trust receivables                                   107,084               98,857
     Restricted cash                                                     69,328               55,758
     Property and equipment, net                                         27,337               23,385
     Other assets                                                        36,996               28,037
                                                                       --------             --------

              Total assets                                             $794,729             $713,671
                                                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Warehouse credit facilities                                  $208,185             $165,608
          Senior notes                                                  175,000              175,000
          Other notes payable                                             8,285                6,410
          Accrued taxes and expenses                                     60,873               47,132
          Deferred income taxes                                          34,529               31,673
                                                                       --------             --------

              Total liabilities                                         486,872              425,823
                                                                       --------             --------

     Shareholders' equity:
          Preferred Stock, $.01 par value
            per share; 20,000,000 shares
            authorized, none issued
          Common stock, $.01 par value
            per share; 120,000,000 shares
            authorized; 70,163,714 and
            69,272,948 shares issued                                        702                  693
          Additional paid-in capital                                    238,198              230,269
          Accumulated other comprehensive
            income                                                        3,823                7,234
          Retained earnings                                              88,252               72,770
                                                                       --------             --------

                                                                        330,975              310,966
          Treasury stock, at cost
            (7,667,318 shares)                                          (23,118)             (23,118)
                                                                       --------             --------

             Total shareholders' equity                                 307,857              287,848
                                                                       --------             --------

          Total liabilities and shareholders'
            equity                                                     $794,729             $713,671
                                                                       ========             ========


                  The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
          Consolidated Statements of Income and Comprehensive Income
           (Unaudited, Dollars in Thousands, Except Per Share Data)


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998            1997
                                                ----            ----
Revenue:
      Finance charge income                 $     16,917    $     13,061
      Gain on sale of receivables                 35,120          20,680
      Servicing fee income                        16,865          10,289
      Other income                                   864             440
                                            ------------    ------------

                                                  69,766          44,470
                                            ------------    ------------

Costs and expenses:
      Operating expenses                          34,059          20,091
      Provision for losses                         2,188           1,906
      Interest expense                             8,345           5,839
                                            ------------    ------------

                                                  44,592          27,836
                                            ------------    ------------

Income before income taxes                        25,174          16,634

Income tax provision                               9,692           6,404
                                            ------------    ------------

      Net income                                  15,482          10,230
                                            ------------    ------------

Other comprehensive income:
      Unrealized loss on credit
        enhancement assets                        (5,546)         (6,264)
      Less related income tax provision            2,135           2,412
                                            ------------    ------------

                                                  (3,411)         (3,852)
                                            ------------    ------------

    Comprehensive income                    $     12,071    $      6,378
                                            ============    ============

Earnings per share:
      Basic                                 $        .25    $        .17
                                            ============    ============
      Diluted                               $        .23    $        .16
                                            ============    ============

Weighted average shares                       62,339,479      58,959,096
                                            ============    ============

Weighted average shares and
   assumed incremental shares                 66,968,691      63,983,916
                                            ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
                     Consolidated Statements of Cash Flows
                       (Unaudited, Dollars in Thousands)


                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                         1998         1997
                                                      ---------    ---------
Cash flows from operating activities:
   Net income                                         $  15,482    $  10,230
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                   1,820          853
          Provision for losses                            2,188        1,906
          Deferred income taxes                           9,843        3,980
          Non-cash servicing fee income                  (2,345)      (3,526)
          Non-cash gain on sale of auto receivables     (28,314)     (20,562)
          Distributions from Trusts                      12,470        8,810
          Changes in assets and liabilities:
            Other assets                                 (3,163)      (1,891)
            Accrued taxes and expenses                   13,741        5,254
                                                      ---------    ---------

Net cash provided by operating activities                21,722        5,054
                                                      ---------    ---------

Cash flows from investing activities:
   Purchases of auto receivables                       (622,212)    (350,798)
   Originations of mortgage receivables                 (38,901)     (27,393)
   Principal collections and recoveries on
       receivables                                        5,464       12,160
   Net proceeds from sale of auto receivables           562,296      329,643
   Net proceeds from sale of mortgage receivables        47,542       24,969
   Initial deposits to restricted cash                  (16,750)     (26,601)
   Purchases of property and equipment                   (3,262)      (2,028)
   Increase in other assets                              (5,870)         117
                                                      ---------    ---------

Net cash used by investing activities                   (71,693)     (39,931)
                                                      ---------    ---------

Cash flows from financing activities:
   Net change in warehouse credit facilities             42,577       31,250
   Payments on other notes payable                         (561)      (5,567)
   Proceeds from issuance of common stock                 3,086        5,332
                                                      ---------    ---------

Net cash provided by financing activities                45,102       31,015
                                                      ---------    ---------

Net decrease in cash and cash equivalents                (4,869)      (3,862)

Cash and cash equivalents at beginning of period         33,087        6,027
                                                      ---------    ---------

Cash and cash equivalents at end of period            $  28,218    $   2,165
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

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

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

NOTE 2 - RESTATEMENT

On January 14, 1999, the Company issued a press release reporting a restatement of its financial statements for the fiscal years ended June 30, 1998, 1997, and 1996 as well as for the first quarter of fiscal 1999. As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition", dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission ("SEC") on December 8, 1998, the Company retroactively changed its method of measuring and accounting for credit enhancement assets to the cash-out method from the cash-in method.

Initial deposits to restricted cash accounts and subsequent cash flows received by securitization trusts sponsored by the Company accumulate as credit enhancement assets until certain targeted levels are achieved, after which cash is distributed to the Company on an unrestricted basis. Under the cash-in method previously used by the Company, (i) the assumed discount period for measuring the present value of credit enhancement assets ended when cash flows were received by the securitization trusts and (ii) initial deposits to restricted cash accounts were recorded at face value. Under the cash-out method required by the FASB and SEC, the assumed discount period for measuring the present value of credit enhancement assets ends when cash, including return of the initial deposits, is distributed to the Company on an unrestricted basis.

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

The restatement resulted in the following changes to prior period financial statements:


                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                           1998          1997
                                                           ----          ----
Revenue
         Previous                                         $76,119      $ 49,290
         As restated                                       69,766        44,470
Net income
         Previous                                         $19,389      $ 13,194
         As restated                                       15,482        10,230
Earnings per share
         Previous                                         $  0.29      $   0.21
         As restated                                         0.23          0.16


                                                       September 30,   June 30,
                                                           1998          1998
                                                           ----          ----
Credit enhancement assets
         Previous                                        $360,094      $321,199
         As restated                                      315,702       286,309
Shareholders' equity
         Previous                                        $335,156      $306,161
         As restated                                      307,857       287,848


NOTE 3 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):


                                       September 30,     June 30,
                                           1998            1998
                                           ----            ----
Auto receivables                         $384,664        $334,110

Less allowance for losses                 (10,657)        (12,756)
                                         --------        --------

Auto receivables, net                     374,007         321,354

Mortgage receivables                       12,469          21,499
                                         --------        --------

                                         $386,476        $342,853
                                         ========        ========


A summary of the allowance for losses is as follows (in thousands):


                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                               1998           1997
                                               ----           ----
Balance at beginning of period              $ 12,756       $ 12,946
Provision for losses                           2,188          1,906
Acquisition fees                              14,046         11,365
Allowance related to auto receivables
  sold to Trusts                             (16,475)        (9,766)
Net charge-offs                               (1,858)        (2,902)
                                            --------       --------

Balance at end of period                    $ 10,657       $ 13,549
                                            ========       ========

NOTE 4 - CREDIT ENHANCEMENT ASSETS

As of September 30, 1998 and June 30, 1998, the Company was servicing $2,332.2 million and $1,968.4 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following in (thousands):


                                         September 30,          June 30,
                                         -------------          --------
                                             1998                 1998
                                             ----                 ----
Interest-only receivables from Trusts      $139,290             $131,694
Investments in Trust receivables            107,084               98,857
Restricted cash                              69,328               55,758
                                           --------             --------

                                           $315,702             $286,309
                                           ========             ========

A summary of credit enhancement assets is as follows(in thousands):


                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                               1998        1997
                                               ----        ----
Balance at beginning of period              $286,309    $161,395
Non-cash gain on sale of auto receivables     28,314      20,562
Accretion of present value discount            7,145       3,526
Initial deposits to restricted cash           16,750      26,601
Change in unrealized gain                     (5,546)     (6,264)
Distributions from Trusts                    (12,470)     (8,810)
Permanent impairment write-down               (4,800)
                                            --------    --------

Balance at end of period                    $315,702    $197,010
                                            ========    ========

A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):


                                             Three Months Ended
                                                September 30,
                                             ------------------
                                              1998        1997
                                              ----        ----
Balance at beginning of period              $179,359    $ 74,925
Assumptions for cumulative credit losses      62,593      34,166
Permanent impairment write-down                4,800
Net charge-offs                              (28,861)    (14,542)
                                            --------    --------

Balance at end of period                    $217,891    $ 94,549
                                            ========    ========


NOTE 5 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):


                             September 30,   June 30,
                                 1998          1998
                                 ----          ----
Commercial paper facility      $196,703      $140,708
Mortgage facility                11,482        24,900
                               --------      --------

                               $208,185      $165,608
                               ========      ========


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

NOTE 6 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):


                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                               1998         1997
                                               ----         ----
Interest costs (none capitalized)            $12,552      $ 8,630
Income taxes                                 (14,000)         515


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

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                              September 30, 1998
                       (Unaudited, Dollars in Thousands)


                                   AmeriCredit
                                      Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents           $             $  27,565      $     653       $               $ 28,218
Receivables held for sale, net                      159,142        227,334                        386,476
Interest-only receivables
   from Trusts                        (2,062)         3,043        138,309                        139,290
Investments in Trust receivables                      1,654        105,430                        107,084
Restricted cash                                       3,300         66,028                         69,328
Property and equipment, net              210         27,089             38                         27,337
Other assets                           8,658         14,535         13,803                         36,996
Due (to) from affiliates             343,778       (235,465)      (108,313)
Investment in affiliates             123,094         13,921              2        (137,017)
                                    --------      ---------      ---------       ---------       --------

    Total assets                    $473,678      $  14,784      $ 443,284       $(137,017)      $794,729
                                    ========      =========      =========       =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities         $             $  11,482      $ 196,703       $               $208,185
Senior notes                         175,000                                                      175,000
Other notes payable                    8,260             25                                         8,285
Accrued taxes and expenses             5,913         54,062            898                         60,873
Deferred income taxes                (23,352)       (20,146)        78,027                         34,529
                                    --------      ---------      ---------       ---------       --------

  Total liabilities                  165,821         45,423        275,628                        486,872
                                    --------      ---------      ---------       ---------       --------

Shareholders' equity:

Common stock                             702            203              3            (206)           702
Additional paid-in capital           238,198        108,336         13,921        (122,257)       238,198
Accumulated other
   comprehensive income                3,823                         3,822          (3,822)         3,823
Retained earnings                     88,252       (139,178)       149,910         (10,732)        88,252
                                    --------      ---------      ---------       ---------       --------

                                     330,975        (30,639)       167,656        (137,017)       330,975

Treasury stock                       (23,118)                                                     (23,118)
                                    --------      ---------      ---------       ---------       --------

  Total shareholders' equity         307,857        (30,639)       167,656        (137,017)       307,857
                                    --------      ---------      ---------       ---------       --------

  Total liabilities and
    shareholders' equity            $473,678      $  14,784      $ 443,284       $(137,017)      $794,729
                                    ========      =========      =========       =========       ========


                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                                 June 30, 1998
                       (Unaudited, Dollars in Thousands)


                                   AmeriCredit
                                      Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents           $             $  30,157      $   2,930       $               $ 33,087
Receivables held for sale, net                      178,219        164,634                        342,853
Interest-only receivables             (2,151)         3,623        130,222                        131,694
   from Trusts
Investments in Trust receivables                      2,109         96,748                         98,857
Restricted cash                                                     55,758                         55,758
Property and equipment, net              175         23,210                                        23,385
Other assets                           8,911         13,003          6,123                         28,037
Due (to) from affiliates             330,924       (226,892)      (104,032)
Investment in affiliates             110,623         13,921              2        (124,546)
                                    --------      ---------      ---------       ---------       --------

    Total assets                    $448,482      $  37,350      $ 352,385       $(124,546)      $713,671
                                    ========      =========      =========       =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities         $             $  24,900      $ 140,708       $               $165,608
Senior notes                         175,000                                                      175,000
Other notes payable                    6,384             26                                         6,410
Accrued taxes and expenses            (2,280)        53,950         (4,538)                        47,132
Deferred income taxes                (18,470)       (16,637)        66,780                         31,673
                                    --------      ---------      ---------       ---------       --------
  Total liabilities                  160,634         62,239        202,950                        425,823
                                    --------      ---------      ---------       ---------       --------

Shareholders' equity:

Common stock                             693            203              3            (206)           693
Additional paid-in capital           230,269        108,336         13,921        (122,257)       230,269
Accumulated other
   comprehensive income                7,234                         7,234          (7,234)         7,234
Retained earnings                     72,770       (133,428)       128,277           5,151         72,770
                                    --------      ---------      ---------       ---------       --------

                                     310,966        (24,889)       149,435        (124,546)       310,966

Treasury stock                       (23,118)                                                     (23,118)
                                    --------      ---------      ---------       ---------       --------

  Total shareholders'equity          287,848        (24,889)       149,435        (124,546)       287,848
                                    --------      ---------      ---------       ---------       --------

  Total liabilities and
    shareholders' equity            $448,482      $  37,350      $ 352,385       $(124,546)      $713,671
                                    ========      =========      =========       =========       ========

                               AmeriCredit Corp.
                        Consolidating Income Statement
                     Three Months Ended September 30, 1998
                       (Unaudited, Dollars in Thousands)


                                   AmeriCredit
                                      Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income             $              $10,133        $ 6,784        $               $16,917
  Gain on sale of receivables           (40)         3,019         32,141                         35,120
  Servicing fee income                              27,660          2,543         (13,338)        16,865
  Other income                        7,357            700            145          (7,338)           864
  Equity in income of
    affiliates                       15,883                                       (15,883)
                                    -------        -------        -------        --------        -------
                                     23,200         41,512         41,613         (36,559)        69,766
                                    -------        -------        -------        --------        -------

Costs and expenses:
  Operating expenses                  3,434         43,943             20         (13,338)        34,059
  Provision for losses                               1,069          1,119                          2,188
  Interest expense                    4,463          5,763          5,457          (7,338)         8,345
                                    -------        -------        -------        --------        -------
                                      7,897         50,775          6,596         (20,676)        44,592
                                    -------        -------        -------        --------        -------

Income before income taxes           15,303         (9,263)        35,017         (15,883)        25,174

Income tax provision                   (179)        (3,513)        13,384                          9,692
                                    -------        -------        -------        --------        -------

Net income                          $15,482        $(5,750)       $21,633        $(15,883)       $15,482
                                    =======        =======        =======        ========        =======


                               AmeriCredit Corp.
                        Consolidating Income Statement
                     Three Months Ended September 30, 1997
                       (Unaudited, Dollars in Thousands)


                                   AmeriCredit
                                      Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income             $              $12,084        $   977        $               $13,061
  Gain on sale of receivables        (1,737)         2,070         20,347                         20,680
  Servicing fee income                              11,532          3,184          (4,427)        10,289
  Other income                        2,609            106            183          (2,458)           440
  Equity in income of
    affiliates                       14,678                                       (14,678)
                                    -------        -------        -------        --------        -------
                                     15,550         25,792         24,691         (21,563)        44,470
                                    -------        -------        -------        --------        -------

Costs and expenses:
  Operating expenses                  2,630         21,908            (20)         (4,427)        20,091
  Provision for losses                               1,906                                         1,906
  Interest expense                    3,174          3,567          1,556          (2,458)         5,839
                                    -------        -------        -------        --------        -------
                                      5,804         27,381          1,536          (6,885)        27,836
                                    -------        -------        -------        --------        -------

Income before income taxes            9,746         (1,589)        23,155         (14,678)        16,634

Income tax provision                   (484)          (616)         7,504                          6,404
                                    -------        -------        -------        --------        -------

Net income                          $10,230        $  (973)       $15,651        $(14,678)       $10,230
                                    =======        =======        =======        ========        =======


                               AmeriCredit Corp.
                     Consolidating Statement of Cash Flow
                     Three Months Ended September 30, 1998
                       (Unaudited, Dollars in Thousands)


                                                   AmeriCredit
                                                      Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                   -----------    ----------   --------------   ------------   ------------
Cash flow from operating activities:
  Net income                                        $ 15,482      $  (5,750)     $  21,633       $ (15,883)     $  15,482
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                   18          1,802                                         1,820
          Provision for losses                                        1,069          1,119                          2,188
          Deferred income taxes                          (29)        (3,509)        13,381                          9,843
          Non-cash servicing fee income                                             (2,345)                        (2,345)
          Non-cash gain on sale of auto
             receivables                                                           (28,314)                       (28,314)
          Distributions from Trusts                                                 12,470                         12,470
          Equity in income of affiliates             (15,883)                                       15,883
          Changes in assets and liabilities:
              Other assets                               253         (1,605)        (1,811)                        (3,163)
              Accrued taxes and expenses               8,193            112          5,436                         13,741
                                                    --------      ---------      ---------       ---------      ---------

Net cash provided by operating
    activities                                         8,034         (7,881)        21,569                         21,722
                                                    --------      ---------      ---------       ---------      ---------

Cash flows from investing activities:
  Purchases of auto receivables                                    (622,212)      (632,171)        632,171       (622,212)
  Originations of mortgage receivables                              (38,901)                                      (38,901)
  Principal collections and recoveries on
    receivables                                                        (901)         6,365                          5,464
  Net proceeds from sale of auto receivables                        632,171        562,296        (632,171)       562,296
  Net proceeds from sale of mortgage receivables                     47,542                                        47,542
  Initial deposits to restricted cash                                (3,300)       (13,450)                       (16,750)
  Purchases of property and equipment                    (53)        (3,171)           (38)                        (3,262)
  Decrease in other assets                                                          (5,870)                        (5,870)
                                                    --------      ---------      ---------       ---------      ---------

Net cash used by investing activities                    (53)        11,228        (82,868)                       (71,693)
                                                    --------      ---------      ---------       ---------      ---------

Cash flows from financing activities:
  Net change in warehouse credit facilities                         (13,418)        55,995                         42,577
  Payments on other notes payable                       (560)            (1)                                         (561)
  Proceeds from issuance of common stock               3,086                                                        3,086
  Net change in due (to) from affiliates             (10,507)         7,480          3,027
                                                    --------      ---------      ---------       ---------      ---------

Net cash provided by financing
  activities                                          (7,981)        (5,939)        59,022                         45,102
                                                    --------      ---------      ---------       ---------      ---------

Net decrease in cash and cash equivalents                            (2,592)        (2,277)                        (4,869)

Cash and cash equivalents at beginning of
  period                                                             30,157          2,930                         33,087
                                                    --------      ---------      ---------       ---------      ---------

Cash and cash equivalents at end of period          $             $  27,565      $     653       $              $  28,218
                                                    ========      =========      =========       =========      =========


                               AmeriCredit Corp.
                     Consolidating Statement of Cash Flow
                     Three Months Ended September 30, 1997
                       (Unaudited, Dollars in Thousands)


                                                   AmeriCredit
                                                      Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                   -----------    ----------   --------------   ------------   ------------
Cash flow from operating activities:
  Net income                                        $ 10,230      $    (973)     $  15,651       $ (14,678)     $  10,230
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                    6            847                                           853
          Provision for losses                                        1,906                                         1,906
          Deferred income taxes                         (485)          (762)         5,227                          3,980
          Non-cash servicing fee income                                             (3,526)                        (3,526)
          Non-cash gain on sale of auto
           receivables                                                             (20,562)                       (20,562)
          Distributions from Trusts                                                  8,810                          8,810
          Equity in income of affiliates             (14,678)                                       14,678
         Changes in assets and liabilities:
              Other assets                            (1,784)          (624)           517                         (1,891)
              Accrued taxes and expenses              (2,637)         4,714          3,177                          5,254
                                                    --------      ---------      ---------       ---------      ---------

Net cash provided by operating
    activities                                        (9,348)         5,108          9,294                          5,054
                                                    --------      ---------      ---------       ---------      ---------

Cash flows from investing activities:
  Purchases of auto receivables                                    (350,798)      (329,643)        329,643       (350,798)
  Originations of mortgage receivables                              (27,393)                                      (27,393)
  Principal collections and recoveries on
    receivables                                                       7,255          4,905                         12,160
  Net proceeds from sale of auto receivables                        329,643        329,643        (329,643)       329,643
  Net proceeds from sale of mortgage receivables                     24,969                                        24,969
  Initial deposits to restricted cash                                              (26,601)                       (26,601)
  Purchases of property and equipment                    (22)        (2,006)                                       (2,028)
  Increase in other assets                                                             117                            117
  Net change in investment in affiliates             (10,000)        10,000
                                                    --------      ---------      ---------       ---------      ---------

Net cash used by investing
  activities                                         (10,022)        (8,330)       (21,579)                       (39,931)
                                                    --------      ---------      ---------       ---------      ---------

Cash flows from financing activities:
  Net change in warehouse credit facilities                          31,250                                        31,250
  Payments on other notes payable                       (283)            (2)        (5,282)                        (5,567)
  Proceeds from issuance of common stock               5,332                                                        5,332
  Net change in due (to) from affiliates              14,321        (31,526)        17,205
                                                    --------      ---------      ---------       ---------      ---------

Net cash provided by financing
  activities                                          19,370           (278)        11,923                         31,015
                                                    --------      ---------      ---------       ---------      ---------

Net decrease in cash and cash equivalents                            (3,500)          (362)                        (3,862)

Cash and cash equivalents at beginning of
  period                                                              3,988          2,039                          6,027
                                                    --------      ---------      ---------       ---------      ---------

Cash and cash equivalents at end of period          $             $     488      $   1,677       $              $   2,165
                                                    ========      =========      =========       =========      =========


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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company to protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company on an unrestricted basis. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized ("serviced receivables").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO
    THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Auto:
  Held for sale                              $  290,187    $  245,988
  Serviced                                    2,216,953     1,013,034
                                             ----------    ----------
                                              2,507,140     1,259,022
Mortgage                                         17,953         8,502
                                             ----------    ----------

                                             $2,525,093    $1,267,524
                                             ==========    ==========


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

Finance charge income consisted of the following (in thousands):


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Auto                                          $16,494       $12,859
Mortgage                                          423           202
                                              -------       -------

                                              $16,917       $13,061
                                              =======       =======


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

The gain on sale of receivables consisted of the following (in thousands):


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Auto                                          $33,770       $19,490
Mortgage                                        1,350         1,190
                                              -------       -------

                                              $35,120       $20,680
                                              =======       =======


The increase in gain on sale of auto receivables resulted from the sale of $570.0 million of receivables in the three months ended September 30, 1998 as compared to $332.5 million of receivables sold in the three months ended September 30, 1997. The gains amounted to 5.9% of the sales proceeds for the three months ended September 30, 1998 and 1997.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Cumulative credit losses                        11.0%         10.3%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts       12.0%         12.0%
    Investments in Trust receivables             7.8%          7.8%
    Restricted cash                              7.8%          7.8%


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

Servicing fee income increased to $16.9 million, or 3.0% of average serviced auto receivables, for the three months ended September 30, 1998, as compared to $10.3 million, or 4.1% of average serviced auto receivables, for the three months ended September 30, 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended September 30, 1998 also includes a $4.8 million charge to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed subsequent to fiscal 1997 compared to assumptions used for transactions completed in fiscal 1997 and 1996. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):


                                                                    September 30,
                                                                        1998
                                       -----------------------------------------------------------------------
                                                  Held for Sale
                                         -------------------------------           Auto          Managed Auto
                                         Auto        Mortgage      Total         Serviced        Portfolio (2)
                                         ----        --------      -----         --------        -------------
Principal amount of receivables        $384,664      $12,469     $397,133     $2,332,227          $2,716,891
                                                                              ==========          ==========

Allowance for losses                    (10,657)                  (10,657)    $ (217,891) (1)     $ (228,548)
                                       --------      -------     --------     ==========          ==========
  Receivables, net                     $374,007      $12,469     $386,476
                                       ========      =======     ========

Number of outstanding contracts          29,358          146                     219,005             248,363
                                       ========          ===                     =======          ==========
Average amount of outstanding
  contract (principal amount)
  (in dollars)                         $ 13,103      $85,404                  $   10,649          $   10,939
                                       ========      =======                  ==========          ==========

Allowance for losses as a percentage
  of receivables                            2.8%                                     9.3%                8.4%
                                            ===                                      ===                 ===


(1) The allowance for losses related to serviced auto receivables is netted against interest-only receivables from Trusts in the Company's consolidated balance sheets.

(2)  Includes auto receivables only.


The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):


                                September 30,          September 30,
                                    1998                   1997
                                    ----                   ----
                              Amount     Percent     Amount     Percent
                              ------     -------     ------     -------
Delinquent contracts:
   31 to 60 days             $169,609      6.3%     $ 94,592      6.8%
   Greater than 60 days        75,882      2.8        46,531      3.4
                             --------      ---      --------     ----
                              245,491      9.1       141,123     10.2
   In repossession             17,368      0.6        18,571      1.3
                             --------      ---      --------     ----

                             $262,859      9.7%     $159,694     11.5%
                             ========      ===      ========     ====


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

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Net charge-offs:
  Held for sale                               $ 1,858       $ 2,902
  Serviced                                     28,861        14,542
                                              -------       -------

                                              $30,719       $17,444
                                              =======       =======

Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding                         4.9%          5.5%
                                                  ===           ===

Net recoveries as a percentage
  of gross repossession charge-offs              50.4%         49.9%
                                                 ====          ====


Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                1998          1997
                                                ----          ----
Operating activities                          $ 21,722      $  5,054
Investing activities                           (71,693)      (39,931)
Financing activities                            45,102        31,015
                                              --------      --------
Net decrease in
  cash and cash equivalents                   $ (4,869)     $ (3,862)
                                              ========      ========


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

A summary of these transactions is as follows:


                                                           Original                             Balance at
                                                            Amount                          September 30,1998
Transaction                    Date                      (in millions)                        (in millions)
-----------                    ----                      -------------                        -------------
1994-A                     December 1994                   $   51.0                            Paid in full
1995-A                         June 1995                       99.2                            Paid in full
1995-B                     December 1995                       65.0                                $    6.5
1996-A                        March 1996                       89.4                                    14.8
1996-B                          May 1996                      115.9                                    28.8
1996-C                       August 1996                      175.0                                    44.5
1996-D                     November 1996                      200.0                                    74.9
1997-A                        March 1997                      225.0                                   103.0
1997-B                          May 1997                      250.0                                   129.5
1997-C                       August 1997                      325.0                                   197.0
1997-D                     November 1997                      400.0                                   289.5
1998-A                     February 1998                      425.0                                   344.9
1998-B                          May 1998                      525.0                                   465.5
1998-C                       August 1998                      575.0                                   555.4
                                                              -----                                   -----

                                                           $3,520.5                                $2,254.3
                                                           ========                                ========


In connection with securitization transactions, the Company is required to fund certain credit enhancement levels set by the insurer of the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcolleratization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust's pool of receivables, excess cash flows are distributed to the Company on an unrestricted basis.

Initial deposits to restricted cash accounts were $16.8 million and $26.6 million for the three months ended September 30, 1998 and 1997, respectively. Excess cash flows distributed to the Company were $12.5 million and $8.8 million for the three months ended September 30, 1998 and 1997, respectively.

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


                                            AmeriCredit Corp.
                                       ---------------------------
                                              (Registrant)


Date:  February 16, 1999           By:     /s/ Daniel E. Berce
                                       ---------------------------
                                               (Signature)

                                       Daniel E. Berce
                                       Chief Financial Officer