Form 10-Q
period 1998-12-31
AMERICREDIT CORP
filed 1999-02-16
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _____________________


Commission file number                      1-10667
                        ------------------------------------------------

                                AmeriCredit Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                  75-2291093
------------------------------------      -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 63,063,107 shares of common stock, $.01 par value outstanding as of January 31, 1999.

                                         AMERICREDIT CORP.
                                        INDEX TO FORM 10-Q

Part I.       FINANCIAL INFORMATION

         Item 1. Financial Statements                                     Page

                 Consolidated Balance Sheets -

                 December 31, 1998 and June 30, 1998......................  3

                 Consolidated Statements of Income and Comprehensive
                 Income - Three Months and Six Months Ended
                 December 31, 1998 and 1997...............................  4

                 Consolidated Statements of Cash Flows -
                 Six Months Ended December 31, 1998 and 1997..............  5

                 Notes to Consolidated Financial
                 Statements...............................................  6

          Item 2.Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations......................... 18

          Item 3.Quantitative and Qualitative Disclosures About
                        Market Risk....................................... 32

Part II.  OTHER INFORMATION

SIGNATURE..................................................................35


                       PART I - FINANCIAL INFORMATION

Item I.          FINANCIAL STATEMENTS

                              AMERICREDIT CORP.
                        Consolidated Balance Sheets
                     (Unaudited, Dollars in Thousands)

                                                                December 31,    June 30,
                                                                   1998           1998
                                                                   ----           ----
ASSETS

     Cash and cash equivalents                                   $ 68,709       $ 33,087
     Receivables held for sale, net                               345,654        342,853
     Interest-only receivables from Trusts                        170,162        131,694
     Investments in Trust receivables                             123,627         98,857
     Restricted cash                                               87,912         55,758
     Property and equipment, net                                   31,599         23,385
     Other assets                                                  37,742         28,037
                                                                  -------       --------

              Total assets                                       $865,405       $713,671
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Warehouse credit facilities                            $236,922       $165,608
          Senior notes                                            175,000        175,000
          Other notes payable                                      11,022          6,410
          Accrued taxes and expenses                               56,266         47,132
          Deferred income taxes                                    48,886         31,673
                                                                 --------       ---------

              Total liabilities                                   528,096        425,823
                                                                 --------       --------

     Shareholders' equity:
          Preferred Stock, $.01 par value
            per share; 20,000,000 shares
            authorized, none issued

          Common stock, $.01 par value
            per share; 120,000,000 shares
            authorized; 70,564,880 and
            69,272,948 shares issued                                  706            693
          Additional paid-in capital                              242,138        230,269
          Accumulated other comprehensive income                   11,611          7,234
          Retained earnings                                       105,628         72,770
                                                                 --------       --------

                                                                  360,083        310,966
          Treasury stock, at cost
            (7,546,433 and 7,667,318 shares)                      (22,774)       (23,118)
                                                                 --------       --------

             Total shareholders' equity                           337,309        287,848
                                                                 --------       --------

          Total liabilities and shareholders'
            equity                                               $865,405       $713,671
                                                                 ========       ========

        The accompanying notes are an integral part of these consolidated financial statements

                              AMERICREDIT CORP.

        Consolidated Statements of Income and Comprehensive Income
         (Unaudited, Dollars in Thousands, Except Per Share Data)


                                      Three Months Ended       Six Months Ended
                                        December 31,             December 31,
                                    ------------------       -----------------
                                    1998          1997         1998        1997
                                    ----          ----         ----        ----
Revenue:

     Finance charge income           $16,260      $13,129      $33,177     $26,190
     Gain on sale of receivables      38,900       23,655       74,020      44,335
     Servicing fee income             21,146       11,882       38,011      22,171
     Other income                      2,013          582        2,877       1,022
                                     -------       ------      -------     -------

                                      78,319       49,248      148,085      93,718
                                     -------      -------      -------     -------

Costs and expenses:

     Operating expenses               39,676       21,825       73,735      41,916
     Provision for losses              2,115        1,849        4,303       3,755
     Interest expense                  8,274        6,206       16,619      12,045
                                     -------      -------      -------     -------

                                      50,065       29,880       94,657      57,716
                                     -------      -------      -------     -------

Income before income taxes            28,254       19,368       53,428      36,002

Income tax provision                  10,878        7,456       20,570      13,860
                                     -------      -------      -------     -------

     Net income                       17,376       11,912       32,858      22,142
                                     -------       ------      -------     -------

Other comprehensive income:
     Unrealized gain on credit
       enhancement assets             12,663        7,264        7,117       1,000
     Less related income tax
       provision                      (4,875)      (2,797)      (2,740)       (385)
                                      ------      -------      -------     -------

    Comprehensive income             $25,164      $16,379      $37,235     $22,757
                                     =======      =======      =======     =======

Earnings per share:

     Basic                           $   .28      $   .20      $   .52     $   .37
                                     =======      =======      =======     =======
     Diluted                         $   .26      $   .18      $   .49     $   .34
                                     =======      =======      =======     =======

Weighted average shares           62,857,131   59,780,710   62,657,929  59,369,920
                                  ==========   ==========   ==========  ==========

Weighted average shares and
   assumed incremental
   shares                         66,750,045   64,813,118   66,918,992  64,398,534
                                  ==========   ==========   ==========  ==========

                 The accompanying notes are an integral part of these consolidated financial statements

                              AMERICREDIT CORP.

                    Consolidated Statements of Cash Flows

                      (Unaudited, Dollars in Thousands)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                           -----------------------
                                                                             1998            1997
                                                                             ----            ----
Cash flows from operating activities:
   Net income                                                              $32,858         $22,142
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                      4,134           1,914
          Provision for losses                                               4,303           3,755
          Deferred income taxes                                             20,841             288
          Non-cash servicing fee income                                     (6,543)         (7,176)
          Non-cash gain on sale of auto receivables                        (70,403)        (36,234)
          Distributions from Trusts                                         24,921          16,864
          Changes in assets and liabilities:
            Other assets                                                    (3,797)         (4,581)
            Accrued taxes and expenses                                       9,134           1,882
                                                                           -------         -------

Net cash provided (used) by operating activities                            15,448          (1,146)
                                                                           -------         -------

Cash flows from investing activities:

   Purchases of auto receivables                                        (1,219,493)       (687,269)
   Originations of mortgage receivables                                   (124,446)        (51,572)
   Principal collections and recoveries on
       receivables                                                           9,469          22,406
   Net proceeds from sale of auto receivables                            1,205,877         673,417
   Net proceeds from sale of mortgage receivables                          121,489          48,129
   Initial deposits to restricted cash                                     (36,250)        (31,851)
   Purchases of property and equipment                                      (6,162)         (3,571)
   Increase in other assets                                                 (6,057)         (2,541)
                                                                           -------         -------

Net cash used by investing activities                                      (55,573)        (32,852)
                                                                           -------         -------

Cash flows from financing activities:
   Net change in warehouse credit facilities                                71,314          33,325
   Payments on other notes payable                                          (1,425)        (10,153)
   Proceeds from issuance of common stock                                    5,858           7,066
                                                                           -------         -------

Net cash provided by financing activities                                   75,747          30,238
                                                                           -------         -------

Net increase (decrease) in cash and cash equivalents                        35,622          (3,760)

Cash and cash equivalents at beginning of period                            33,087           6,027
                                                                           -------         -------

Cash and cash equivalents at end of period                                 $68,709         $ 2,267
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

The consolidated financial statements as of December 31, 1998 and for the periods ended December 31, 1998 and 1997 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 2 - RESTATEMENT

On January 14, 1999, the Company issued a press release reporting a restatement of its financial statements for the fiscal years ended June 30, 1998, 1997, and 1996 as well as for the first quarter of fiscal 1999. Interim periods in the fiscal years ended June 30, 1998, 1997 and 1996 were also restated. As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition", dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission ("SEC") on December 8, 1998, the Company retroactively changed its method of measuring and accounting for credit enhancement assets to the cash-out method from the cash-in method.

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

NOTE 3 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                               December 31,    June 30,
                                                  1998           1998
                                               -----------     ----------
Auto receivables                                $330,036       $334,110
Less allowance for losses                         (8,377)       (12,756)
                                                --------       --------
Auto receivables, net                            321,659        321,354
Mortgage receivables                              23,995         21,499
                                                --------       --------
                                                $345,654       $342,853
                                                =========      ========

A summary of the allowance for losses is as follows (in thousands):

                                            Three Months Ended    Six Months Ended
                                               December 31,          December 31,
                                             -----------------    ----------------
                                             1998        1997      1998      1997
                                             ----        ----      ----      ----
Balance at beginning of period              $10,657     $13,549   $12,756   $12,946
Provision for losses                          2,115       1,849     4,303     3,755
Acquisition fees                             13,383      10,681    27,429    22,046
Allowance related to auto receivables
  sold to Trusts                            (16,213)    (12,007)  (32,688)  (21,773)
Net charge-offs                              (1,565)     (2,722)   (3,423)   (5,624)
                                             ------      ------   -------   -------

Balance at end of period                    $ 8,377     $11,350   $ 8,377   $11,350
                                             ======      ======    ======    ======

NOTE 4 - CREDIT ENHANCEMENT ASSETS

As of December 31, 1998 and June 30, 1998, the Company was servicing $2,752.4 million and $1,968.4 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):


                                               December 31,          June 30,
                                                  1998                 1998
                                                  ----                 ----
Interest-only receivables from Trusts           $170,162             $131,694
Investments in Trust receivables                 123,627               98,857
Restricted cash                                   87,912               55,758
                                                 -------              -------
                                                $381,701             $286,309
                                                 =======              =======

A summary of credit enhancement assets is as follows (in thousands):

                                            Three Months Ended       Six Months Ended
                                               December 31,             December 31,
                                             -----------------     --------------------
                                             1998         1997      1998         1997
                                             ----         ----      ----         ----
Balance at beginning of period              $315,702    $197,010   $286,309   $161,395
Non-cash gain on sale of auto
  receivables                                 42,089      15,672     70,403     36,234
Accretion of present value discount            7,798       4,650     14,943      8,176
Initial deposits to restricted cash           19,500       5,250     36,250     31,851
Change in unrealized gain                     12,663       7,264      7,117      1,000
Distributions from Trusts                    (12,451)     (8,054)   (24,921)   (16,864)
Permanent impairment write-down               (3,600)     (1,000)    (8,400)    (1,000)
                                            --------     -------    -------     ------

Balance at end of period                    $381,701    $220,792   $381,701   $220,792
                                            ========    ========   ========   ========

A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                            Three Months Ended       Six Months Ended
                                               December 31,             December 31,
                                             -----------------     --------------------
                                             1998         1997      1998         1997
                                             ----         ----      ----         ----
Balance at beginning of period             $ 217,891    $ 94,549   $179,359    $74,925
Assumptions for cumulative credit
  losses                                      68,597      35,152    131,190     69,318
Permanent impairment write-down                3,600       1,000      8,400      1,000
Net charge-offs                              (33,489)    (17,907)   (62,350)   (32,449)
                                           ---------    --------    -------   --------

Balance at end of period                   $ 256,599    $ 112,794   $256,599  $112,794
                                           =========    =========   ========  ========

NOTE 5 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                              December 31,   June 30,
                                                 1998          1998
                                               -----------   --------
Commercial paper facility                      $214,585      $140,708
Mortgage facility                                22,337        24,900
                                                 ------       -------

                                               $236,922      $165,608
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

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $235 million, subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1.25%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the credit agreement. The credit agreement, which expires in April 1999, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock. There were no outstanding balances under the credit agreement as of December 31, 1998.

In February 1999, the Company renewed its mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1.50%. The Company is also required to pay an annual commitment fee equal to 1/4% of the unused portion of the facility. The facility expires in July 1999.

NOTE 6 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                  Six Months Ended
                                                     December 31,
                                               ---------------------
                                                 1998         1997
                                                 ----         ----
Interest costs (none capitalized)              $15,728       $12,661
Income taxes                                   (14,000)        6,915

During the six months ended December 31, 1998 and 1997, the Company entered into lease agreements for property and equipment of $6,037,000 and $1,543,000, respectively.

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

                              AmeriCredit Corp.
                         Consolidating Balance Sheet
                             December 31, 1998
                      (Unaudited, Dollars in Thousands)


                                    AmeriCredit
                                        Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                    ------------    -----------  --------------   ------------   ------------
ASSETS

Cash and cash equivalents           $               $ 70,660       $ (1,951)        $              $ 68,709
Receivables held for sale, net                        97,728        247,926                         345,654
Interest-only receivables
   from Trusts                        (1,833)          1,551        170,444                         170,162
Investments in Trust receivables                         895        122,732                         123,627
Restricted cash                        2,402           3,300         82,210                          87,912
Property and equipment, net              357          31,192             50                          31,599
Other assets                           8,441          14,681         14,620                          37,742
Due (to) from affiliates             354,415        (231,872)      (122,543)
Investment in affiliates             148,681          13,921                         (162,602)
                                     -------        --------       --------         ---------       --------

    Total assets                    $512,463        $  2,056       $513,488         $(162,602)      $865,405
                                    ========        ========       ========         =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities         $              $ 22,337        $214,585         $               $236,922
Senior notes                         175,000                                                         175,000
Other notes payable                   10,999             23                                           11,022
Accrued taxes and expenses            11,792         43,202           1,272                           56,266
Deferred income taxes                (22,637)       (22,497)         94,020                           48,886
                                    --------        --------       --------         ---------       --------

  Total liabilities                  175,154         43,065         309,877                          528,096
                                    --------        --------       --------         ---------       --------

Shareholders' equity:

Common stock                             706            203               3              (206)           706
Additional paid-in capital           242,138        108,242          13,920          (122,162)       242,138
Accumulated other
   comprehensive income               11,611                          8,350            (8,350)        11,611
Retained earnings                    105,628       (149,454)        181,338           (31,884)       105,628
                                    --------       ---------       --------         ---------       --------
                                     360,083        (41,009)        203,611          (162,602)       360,083
Treasury stock                       (22,774)                                                        (22,774)
                                    --------       ---------       --------         ---------       --------
  Total shareholders' equity         337,309        (41,009)        203,611          (162,602)       337,309
                                    --------       ---------       --------         ---------       --------
  Total liabilities and
    shareholders' equity            $512,463       $  2,056        $513,488         $(162,602)      $865,405
                                    ========       =========       ========         =========       ========

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 1998
                        (Unaudited, Dollars in Thousands)

                                    AmeriCredit
                                        Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                    ------------    -----------  --------------   ------------   ------------
ASSETS

Cash and cash equivalents           $               $ 30,157       $  2,930         $               $ 33,087
Receivables held for sale, net                       178,219        164,634                          342,853
Interest-only receivables             (2,151)          3,623        130,222                          131,694
   from Trusts
Investments in Trust receivables                       2,109         96,748                           98,857
Restricted cash                                                      55,758                           55,758
Property and equipment, net              175          23,210                                          23,385
Other assets                           8,911          13,003          6,123                           28,037
Due (to) from affiliates             330,924        (226,892)      (104,032)
Investment in affiliates             110,623          13,921              2          (124,546)
                                    --------        --------       --------         ---------       --------

    Total assets                    $448,482       $  37,350       $352,385         $(124,546)      $713,671
                                    ========       =========       ========         =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities         $               $ 24,900       $140,708         $               $165,608
Senior notes                         175,000                                                         175,000
Other notes payable                    6,384              26                                           6,410
Accrued taxes and expenses            (2,280)         53,950         (4,538)                          47,132
Deferred income taxes                (18,470)        (16,637)        66,780                           31,673
                                    --------        --------       --------         ---------       --------
  Total liabilities                  160,634          62,239        202,950                          425,823
                                    --------        --------       --------         ---------       --------

Shareholders' equity:

Common stock                             693             203              3              (206)           693
Additional paid-in capital           230,269         108,336         13,921          (122,257)       230,269
Accumulated other
   comprehensive income                7,234                          7,234            (7,234)         7,234
Retained earnings                     72,770        (133,428)       128,277             5,151         72,770
                                    --------        --------       --------         ---------       --------

                                     310,966         (24,889)       149,435          (124,546)       310,966

Treasury stock                       (23,118)                                                        (23,118)
                                    --------        --------       --------         ---------       --------

  Total shareholders'equity          287,848         (24,889)       149,435          (124,546)       287,848
                                    --------        --------       --------         ---------       --------

  Total liabilities and

    shareholders' equity            $448,482        $ 37,350       $352,385         $(124,546)      $713,671
                                    ========        ========       ========         =========       ========

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 1998
                        (Unaudited, Dollars in Thousands)


                                    AmeriCredit
                                        Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                    ------------    -----------  --------------   ------------   ------------
Revenue:

  Finance charge income             $               $ 18,890       $ 14,287         $               $ 33,177
  Gain on sale of receivables         (6,394)          4,762         75,652                           74,020
  Servicing fee income                                59,497          5,190           (26,676)        38,011
  Other income                        14,736           2,124            693           (14,676)         2,877
  Equity in income of
    affiliates                        37,035                                          (37,035)
                                    --------        --------       --------         ---------       --------
                                      45,377          85,273         95,822           (78,387)       148,085
                                    --------        --------       --------         ---------       --------

Costs and expenses:

  Operating expenses                   7,687          92,599            125           (26,676)        73,735
  Provision for losses                                 1,850          2,453                            4,303
  Interest expense                     8,999          11,320         10,976           (14,676)        16,619
                                    --------        --------       --------         ---------       --------
                                      16,686         105,769         13,554           (41,352)        94,657
                                    --------        --------       --------         ---------       --------

Income before income taxes            28,691         (20,496)        82,268           (37,035)        53,428

Income tax provision                  (4,167)         (4,470)        29,207                           20,570
                                    --------        --------       --------         ---------       --------

Net income                           $32,858        $(16,026)      $ 53,061         $ (37,035)       $32,858
                                    ========        ========       ========         =========       ========

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 1997
                        (Unaudited, Dollars in Thousands)

                                    AmeriCredit
                                        Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                    ------------    -----------  --------------   ------------   ------------
Revenue:

  Finance charge income             $               $ 20,213        $ 5,977         $               $ 26,190
  Gain on sale of receivables         (4,903)          3,321         45,917                           44,335
  Servicing fee income                                42,350          6,607          (26,786)         22,171
  Other income                        14,920             397            393          (14,688)          1,022
  Equity in income of
    affiliates                        23,002                                         (23,002)
                                    --------        --------       --------        ---------        --------
                                      33,019          66,281         58,894          (64,476)         93,718
                                    --------        --------       --------        ---------        --------

Costs and expenses:

  Operating expenses                   4,948          63,758            (4)          (26,786)         41,916
  Provision for losses                                 3,755                                           3,755
  Interest expense                     6,318          12,462          7,953          (14,688)         12,045
                                    --------        --------       --------        ---------        --------
                                      11,266          79,975          7,949          (41,474)         57,716
                                    --------        --------       --------        ---------        --------

Income before income taxes            21,753         (13,694)        50,945          (23,002)         36,002

Income tax provision                    (389)         (4,270)        18,519                           13,860
                                    --------        --------       --------        ---------        --------

Net income                          $ 22,142        $ (9,424)      $ 32,426        $ (23,002)       $ 22,142
                                    ========        ========       ========        =========        ========


                             AmeriCredit Corp.
                   Consolidating Statement of Cash Flow
                    Six Months Ended December 31, 1998
                      (Unaudited, Dollars in Thousands)

                                           AmeriCredit
                                               Corp.       Guarantors   Non-Guarantors   Eliminations        Consolidated
                                           ------------    -----------  --------------   ------------        ------------
Cash flow from operating activities:

  Net income                                   $32,858     $   (16,026)   $    53,061      $  (37,035)         $32,858
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization             42           4,091              1                            4,134
          Provision for losses                                   1,850          2,453                            4,303
          Deferred income taxes                  2,202          (5,860)        24,499                           20,841
          Non-cash servicing fee income                                        (6,543)                          (6,543)
          Non-cash gain on sale of auto
             receivables                                                      (70,403)                         (70,403)
          Distributions from Trusts                                            24,921                           24,921
          Equity in income of affiliates       (37,035)                                        37,035
          Changes in assets and liabilities:

              Other assets                         470          (1,827)        (2,440)                          (3,797)
              Accrued taxes and expenses        14,072         (10,748)         5,810                            9,134
                                              --------     -----------     ----------      -----------        --------

Net cash provided by operating
    activities                                  12,609         (28,520)        31,359                           15,448
                                              --------     -----------     ----------      -----------        --------

Cash flows from investing activities:

  Purchases of auto receivables                             (1,219,493)    (1,305,107)      1,305,107       (1,219,493)
  Originations of mortgage receivables                        (124,446)                                       (124,446)
  Principal collections and recoveries on
    receivables                                                 (4,385)        13,854                            9,469
  Net proceeds from sale of auto receivables                 1,305,107      1,205,877      (1,305,107)       1,205,877
  Net proceeds from sale of mortgage
     receivables                                               121,489                                         121,489
  Initial deposits to restricted cash           (2,402)         (3,300)       (30,548)                         (36,250)
   Purchases of property and equipment            (224)         (5,887)           (51)                          (6,162)
  Increase in other assets                                                     (6,057)                          (6,057)
                                              --------     -----------     ----------      ----------        ---------

Net cash used by investing activities           (2,626)         69,085       (122,032)                         (55,573)
                                              --------     -----------     ----------      ----------        ---------

Cash flows from financing activities:

  Net change in warehouse credit facilities                     (2,563)        73,877                           71,314
  Payments on other notes payable               (1,422)             (3)                                         (1,425)
   Proceeds from issuance of common stock        5,514             275             69                            5,858
  Net change in due (to) from affiliates       (14,075)          2,229         11,846
                                              --------     -----------     ----------      -----------       ---------

Net cash provided by financing
  activities                                    (9,983)            (62)        85,792                           75,747
                                              --------     -----------     ----------      -----------       ---------

Net increase in cash and cash equivalents                       40,503         (4,881)                          35,622

Cash and cash equivalents at beginning of
  period                                                       30,157           2,930                           33,087
                                              --------     -----------     ----------      -----------       ---------

Cash and cash equivalents at end of period    $            $   70,660      $   (1,951)     $                 $  68,709
                                              ========     ==========      ==========      ===========       =========

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                       Six Months Ended December 31, 1997
                        (Unaudited, Dollars in Thousands)

                                                 AmeriCredit
                                                     Corp.       Guarantors   Non-Guarantors   Eliminations        Consolidated
                                                 ------------    -----------  --------------   ------------        ------------
Cash flow from operating activities:

  Net income                                     $     22,142    $  (9,424)    $   32,426      $  (23,002)         $   22,142
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                    22        1,892                                              1,914
          Provision for losses                                       3,755                                              3,755
          Deferred income taxes                         9,193        2,648        (11,553)                                288
          Non-cash servicing fee income                                            (7,176)                             (7,176)
          Non-cash gain on sale of auto

           receivables                                                            (36,234)                            (36,234)
          Distributions from Trusts                                                16,864                              16,864
          Equity in income of affiliates              (23,002)                                     23,002
          Changes in assets and liabilities:

              Other assets                               (962)      (1,611)        (2,008)                             (4,581)
              Accrued taxes and expenses                1,253         (589)         1,218                               1,882
                                                 ------------    ---------     ----------      ----------          ----------

Net cash provided by operating
    activities                                          8,646       (3,329)        (6,463)                             (1,146)
                                                 ------------    ---------     ----------      ----------          ----------

Cash flows from investing activities:

  Purchases of auto receivables                                   (687,269)      (791,332)        791,332            (687,269)
  Originations of mortgage receivables                             (51,572)                                           (51,572)
  Principal collections and recoveries on
    receivables                                                     11,340         11,066                              22,406
  Net proceeds from sale of auto receivables                       791,332        673,417        (791,332)            673,417
  Net proceeds from sale of mortgage receivables                    48,129                                             48,129
  Initial deposits to restricted cash                                             (31,851)                            (31,851)
  Purchases of property and equipment                     (23)      (3,548)                                            (3,571)
  Net change in investment in affiliates               (9,998)      (3,921)            (2)         13,921
  Increase in other assets                                                         (2,541)                             (2,541)
                                                 ------------    ---------     ----------      ----------          ----------
Net cash used by investing
  activities                                          (10,021)     104,491       (141,243)         13,921             (32,852)
                                                 ------------    ---------     ----------      ----------          ----------

Cash flows from financing activities:

  Net change in warehouse credit facilities                        (62,664)        95,989                              33,325
  Payments on other notes payable                        (598)          (4)        (9,551)                            (10,153)
  Proceeds from issuance of common stock                7,066                      13,921         (13,921)              7,066
  Net change in due (to) from affiliates               (5,093)     (43,507)        48,600
                                                 ------------    ---------     ----------      ----------          ----------

Net cash provided by financing
  activities                                            1,375     (106,175)       148,959         (13,921)             30,238
                                                 ------------    ---------     ----------      ----------          ----------

Net decrease in cash and cash equivalents                           (5,013)         1,253                              (3,760)

Cash and cash equivalents at beginning of
  period                                                             3,988          2,039                               6,027
                                                 ------------    ---------     ----------      ----------          ----------

Cash and cash equivalents at end of period       $               $  (1,025)    $    3,292      $                   $    2,267
                                                 ============    =========     ==========      ==========          ==========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO
      THREE MONTHS ENDED DECEMBER 31, 1997

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                Three Months Ended
                                                    December 31,
                                              -----------------------
                                                1998          1997
                                                ----          ----
Auto:

  Held for sale                              $  279,693    $  244,597
  Serviced                                    2,625,065     1,248,876
                                              ---------     ---------
                                              2,904,758     1,493,473

Mortgage                                         27,560        14,565
                                              ---------     ---------
                                             $2,932,318    $1,508,038
                                             ==========    ==========

Average managed receivables outstanding increased by 94% as a result of higher loan purchase volume. The Company purchased $599.1 million of auto loans during the three months ended December 31, 1998, compared to purchases of $341.2 million during the three months ended December 31, 1997. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 165 auto lending branch offices as of December 31, 1998, compared to 108 as of December 31, 1997.

The Company originated $85.5 million of mortgage loans during the three months ended December 31, 1998, compared to $24.2 million during the three months ended December 31, 1997.

Finance charge income consisted of the following (in thousands):

                                             Three Months Ended
                                                 December 31,
                                            ---------------------
                                            1998             1997
                                            ----             ----
Auto                                     $ 15,652         $ 12,786
Mortgage                                      608              343
                                           ------           -------

                                         $ 16,260         $ 13,129
                                           ======           ======

The increase in finance charge income is due primarily to an increase of 14% in average auto receivables held for sale in the three months ended December 31, 1998 versus the three months ended December 31, 1997. In addition, the Company's effective yield on its auto receivables held for sale increased to 22.2% for the three months ended December 31, 1998 from 20.7% for the three months ended December 31, 1997. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                             Three Months Ended
                                                December 31,
                                           ----------------------
                                             1998          1997
                                             ----          ----
Auto                                       $37,168       $22,601
Mortgage                                     1,732         1,054
                                            ------        -------
                                           $38,900       $23,655
                                           =======       =======

The increase in gain on sale of auto receivables resulted from the sale of $650.0 million of receivables in the three months ended December 31, 1998 as compared to $350.0 million of receivables sold in the three months ended December 31, 1997. The gains amounted to 5.7% and 6.5% of the sales proceeds for the three months ended December 31, 1998 and 1997, respectively. The gain on sale for the three months ended December 31, 1998 includes a cash hedging loss of $5.8 million.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                             Three Months Ended
                                                December 31,
                                           ----------------------
                                             1998          1997
                                             ----          ----
Cumulative credit losses                     10.6%         10.0%
Discount rate used to estimate
  present value:

    Interest-only receivables from Trusts    12.0%         12.0%
    Investments in Trust receivables          7.8%          7.8%
    Restricted cash                           7.8%          7.8%

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risk of each asset type. Interest-only receivables represent estimated future excess cash flows in the Trusts, which involves a greater degree of risk than investments in Trust receivables and restricted cash. Investments in Trust receivables and restricted cash represent assets currently held by the trustee and are senior to interest-only receivables for credit enhancement purposes.

The increase in the gain on sale of mortgage receivables resulted from the sale of $73.9 million of receivables in the three months ended December 31, 1998, compared to $23.2 million of receivables sold in the three months ended December 31, 1997. The average premium received on sales decreased to 2.3% for the three months ended December 31, 1998 from 4.6% for the three months ended December 31, 1997.

Servicing fee income increased to $21.1 million, or 3.2% of average serviced auto receivables, for the three months ended December 31, 1998, as compared to $11.9 million, or 3.8% of average serviced auto receivables, for the three months ended December 31, 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended December 31, 1998 and 1997 includes charges of $3.6 million and $1.0 million, respectively, to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed subsequent to fiscal 1997 compared to assumptions used for transactions completed in fiscal 1997 and 1996. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended December 31, 1998 compared to the three months ended December 31, 1997.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.4% (5.1% excluding operating expenses of $2.5 million related to the mortgage business) for the three months ended December 31, 1998, compared to 5.8% (5.5% excluding operating expenses of $1.3 million related to the mortgage business) for the three months ended December 31, 1997. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $17.9 million, or 82%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $2.1 million for the three months ended December 31, 1998 from $1.8 million for the three months ended December 31, 1997 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the three months ended December 31, 1998 and 1997, respectively.

Interest expense increased to $8.3 million for the three months ended December 31, 1998 from $6.2 million for the three months ended December 31, 1997 due to higher debt levels. Average debt outstanding was $374.7 million and $271.7 million for the three months ended December 31, 1998 and 1997, respectively. The Company's effective rate of interest paid on its debt decreased to 8.8% from 9.1% as a result of larger amounts of debt outstanding under the Company's warehouse credit facilities for the three months ended December 31, 1998. Interest rates on the warehouse credit facilities are lower than rates on the Senior Notes.

The Company's effective income tax rate was 38.5% for the three months ended December 31, 1998 and 1997, respectively.

SIX MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO
      SIX MONTHS ENDED DECEMBER 31, 1997

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                 Six Months Ended
                                                     December 31,
                                             ------------------------
                                                 1998          1997
                                                 -----         ----
Auto:

  Held for sale                              $  284,969    $  245,296
  Serviced                                    2,419,905     1,130,318
                                              ---------     ---------
                                              2,704,874     1,375,614

Mortgage                                         22,757        11,534
                                              ---------     ---------
                                             $2,727,631    $1,387,148
                                             ==========    ==========

Average managed receivables outstanding increased by 97% as a result of higher loan purchase volume. The Company purchased $1,224.1 million of auto loans during the six months ended December 31, 1998, compared to purchases of $696.3 million during the six months ended December 31, 1997. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 165 auto lending branch offices as of December 31, 1998, compared to 108 as of December 31, 1997.

The Company originated $124.4 million of mortgage loans during the six months ended December 31, 1998, compared to $51.6 million during the six months ended December 31, 1997.

Finance charge income consisted of the following (in thousands):

                                              Six Months Ended
                                                  December 31,
                                         --------------------------
                                           1998             1997
                                           -----            ----
Auto                                     $ 32,146         $ 25,645
Mortgage                                    1,031              545
                                         --------         --------
                                         $ 33,177         $ 26,190
                                         ========         ========

The increase in finance charge income is due primarily to an increase of 16% in average auto receivables held for sale in the six months ended December 31, 1998 versus the six months ended December 31, 1997. In addition, the Company's effective yield on its auto receivables held for sale increased to 22.4% for the six months ended December 31, 1998 from 20.7% for the six months ended December 31, 1997. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                              Six Months Ended
                                                 December 31,
                                           ----------------------
                                            1998          1997
                                            ----          ----
Auto                                       $70,938       $42,091
Mortgage                                     3,082         2,244
                                           -------       -------
                                           $74,020       $44,335
                                           =======       =======

The increase in gain on sale of auto receivables resulted from the sale of $1,220.0 million of receivables in the six months ended December 31, 1998 as compared to $682.5 million of receivables sold in the six months ended December 31, 1997. The gains amounted to 5.8% and 6.2% of the sales proceeds for the six months ended December 31, 1998 and 1997, respectively. The gain on sale for the six months ended December 31, 1998 includes a cash hedging loss of $5.8 million.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                              Six Months Ended
                                                 December 31,
                                           ----------------------
                                            1998          1997
                                            ----          ----
Cumulative credit losses                     10.8%         10.2%
Discount rate used to estimate
  present value:

    Interest-only receivables from Trusts    12.0%         12.0%
    Investments in Trust receivables          7.8%          7.8%
    Restricted cash                           7.8%          7.8%

The increase in the gain on sale of mortgage receivables resulted from the sale of $121.5 million of receivables in the six months ended December 31, 1998, compared to $48.1 million of receivables sold in the six months ended December 31, 1997. The average premium received on sales decreased to 2.5% for the six months ended December 31, 1998 from 4.7% for the six months ended December 31, 1997.

Servicing fee income increased to $38.0 million, or 3.1% of average serviced auto receivables, for the six months ended December 31, 1998, as compared to $22.2 million, or 3.9% of average serviced auto receivables, for the six months ended December 31, 1997. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the six months ended December 31, 1998 and 1997 also includes charges of $8.4 million and $1.0 million, respectively, to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed subsequent to fiscal 1997 compared to assumptions used for transactions completed in fiscal 1997 and 1996. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the six months ended December 31, 1998 compared to the six months ended December 31, 1997.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.4% (5.1% excluding operating expenses of $4.4 million related to the mortgage business) for the six months ended December 31, 1998, compared to 6.0% (5.7% excluding operating expenses of $2.6 million related to the mortgage business) for the six months ended December 31, 1997. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $31.8 million, or 76%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $4.3 million for the six months ended December 31, 1998 from $3.8 million for the six months ended December 31, 1997 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the six months ended December 31, 1998 and 1997, respectively.

Interest expense increased to $16.6 million for the six months ended December 31, 1998 from $12.0 million for the six months ended December 31, 1997 due to higher debt levels. Average debt outstanding was $370.7 million and $257.6 million for the six months ended December 31, 1998 and 1997, respectively. The Company's effective rate of interest paid on its debt decreased to 8.9% from 9.3% as a result of larger amounts of debt outstanding under the Company's warehouse credit facilities for the six months ended December 31, 1998. Interest rates on the warehouse credit facilities are lower than rates on the Senior Notes.

The Company's effective income tax rate was 38.5% for the six months ended December 31, 1998 and 1997, respectively.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):


                                                           December 31, 1998
                                     ---------------------------------------------------------
                                                Held for Sale
                                                -------------          Auto          Managed Auto
                                       Auto     Mortgage    Total    Serviced        Portfolio (2)
                                       ----     ---------   -----    --------        -------------
Principal amount of receivables      $330,036   $ 23,995   $354,031  $2,752,384       $3,082,420
                                                                     ==========       ==========

Allowance for losses                   (8,377)               (8,377) $ (256,599)(1)   $ (264,976)
                                     --------   --------   --------  ==========       ==========
  Receivables, net                   $321,659   $ 23,995   $345,654
                                     ========   ========   ========

Number of outstanding contracts        25,059        268                255,258          280,317
                                     ========   ========             ==========       ==========

Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $ 13,170   $ 89,534              $  10,783         $ 10,996
                                     ========   ========              ==========       ==========

Allowance for losses as a percentage
  of receivables                          2.5%                              9.3%             8.6%
                                     ========                        ==========       ==========

(1) The allowance for losses related to serviced auto receivables is netted against interest-only receivables from Trusts in the Company's consolidated balance sheets.

(2)  Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession(dollars in thousands):

                                               December 31,       December 31,
                                                   1998               1997
                                            -----------------  ----------------
                                             Amount   Percent   Amount  Percent
Delinquent contracts:
   31 to 60 days                            $236,083    7.7%   $122,035    7.6%
   Greater than 60 days                       87,443    2.8      57,186    3.6
                                             -------    ---     -------   ----
                                             323,526   10.5     179,221   11.2
   In repossession                            30,204    1.0      22,012    1.4
                                             -------    ----    -------   ----

                                            $353,730   11.5%   $201,233   12.6%
                                             =======   =====    =======   =====

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a quarterly percentage of average managed auto receivables outstanding were 4.5% and 4.7% for the three months ended December 31, 1998 and 1997, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                    Three Months Ended      Six Months Ended
                                      December 31,             December 31,
                                    ------------------      ----------------
                                     1998        1997        1998       1997
                                     ----        ----        ----       ----
Net charge-offs:
  Held for sale                     $1,565      $2,722      $3,423     $5,624
  Serviced                          33,489      17,907      62,350     32,449
                                    ------      ------      ------     ------

                                   $35,054     $20,629     $65,773    $38,073
                                    ======      ======      ======     ======

Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding              4.8%        5.5%        4.8%       5.5%
                                       ===         ===         ===        ===

Net recoveries as a percentage
  of gross repossession charge-offs   49.7%       50.1%       50.0%      50.0%
                                      ====        ====        ====       ====

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):


                                                  Six Months Ended
                                                     December 31,
                                               ----------------------
                                                 1998         1997
                                                 ----         ----
Operating activities                           $15,448      $ (1,146)
Investing activities                           (55,573)      (32,852)
Financing activities                            75,747        30,238
                                               -------      --------
Net increase (decrease) in
  cash and cash equivalents                    $35,622      $ (3,760)
                                               =======      ========


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

The Company purchased $1,224.1 million and $696.3 million of auto finance contracts during the six months ended December 31, 1998 and 1997, respectively, requiring cash of $1,219.5 million and $687.3 million, respectively, net of acquisition fees and other items. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

In September 1998, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement from $245 million to $505 million. The Company utilizes this facility to fund auto receivables pending securitization. A total of $214.6 million was outstanding under this facility as of December 31, 1998. The facility matures in September 1999.

In addition, the Company has a credit agreement with a group of banks that provides for borrowings up to $235 million, subject to a defined borrowing base. The Company utilizes the facility to fund its auto lending activities and daily operations. The facility matures in April 1999. There were no outstanding balances under the credit agreement as of December 31, 1998.

In February 1999, the Company renewed its mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base, to fund mortgage loan originations. The facility expires in July 1999. A total of $22.3 million was outstanding under the mortgage facility as of December 31, 1998.

The Company has completed fifteen auto receivables securitization transactions through December 31, 1998. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                         Original                  Balance at
                                          Amount              December 31,1998
Transaction         Date               (in millions)             (in millions)
-----------         ----               -------------          ----------------
1994-A              December 1994           $   51.0              Paid in full
1995-A                  June 1995               99.2              Paid in full
1995-B              December 1995               65.0              Paid in full
1996-A                 March 1996               89.4                      11.6
1996-B                   May 1996              115.9                      23.7
1996-C                August 1996              175.0                      35.6
1996-D              November 1996              200.0                      64.8
1997-A                 March 1997              225.0                      89.8
1997-B                   May 1997              250.0                     114.4
1997-C                August 1997              325.0                     175.9
1997-D              November 1997              400.0                     258.1
1998-A              February 1998              425.0                     310.6
1998-B                   May 1998              525.0                     423.7
1998-C                August 1998              575.0                     513.8
1998-D              November 1998              625.0                     602.7
                                            --------                  --------
                                            $4,145.5                  $2,624.7
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

Initial deposits to restricted cash accounts were $36.3 million and $31.9 million for the six months ended December 31, 1998 and 1997, respectively. Excess cash flows distributed to the Company were $24.9 million and $16.9 million for the six months ended December 31, 1998 and 1997, respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of December 31,

1998, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company's Board of Directors has authorized the repurchase of up to 12,000,000 shares of the Company's common stock. A total of 9,189,400 shares at an aggregate purchase price of $27.4 million had been purchased pursuant to this program through December 31, 1998, although no common stock has been repurchased since September 1996. The Indenture pursuant to which the Senior Notes were issued contains restrictions as to the amount of common stock which may be repurchased by the Company.

The Company operated 165 auto lending branch offices as of December 31, 1998 and plans to open a minimum of 9 additional branches through the remainder of fiscal 1999. The Company may also expand loan production capacity at existing auto lending branch offices where appropriate and may expand its mortgage lending activities. While the Company has been able to establish and grow its finance businesses thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of December 31, 1998, the Company had $68.7 million in cash and cash equivalents. The Company also had available borrowing capacity of $33.7 million under its bank credit agreement pursuant to the borrowing base requirement of such facility. The Company estimates that it will require additional external capital for fiscal 1999 in addition to existing capital resources in order to fund expansion of its lending activities.

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

The Company has developed a comprehensive project plan for achieving year 2000 readiness. An inventory of critical hardware and software has been completed and information technology components have been assessed. This assessment included major suppliers and business partners and the Company is monitoring their continued progress toward year 2000 compliance; however, the Company does not rely on any single supplier or partner to conduct business. The Company has completed the process of renovating or replacing critical systems. Integrated testing and installation of all renovated systems is in process with an estimated completion date of March 31, 1999. In addition, the Company is currently developing contingency plans for critical systems. Year 2000 project costs incurred through December 31, 1998 have been approximately $400,000. The Company expects to incur an additional $700,000 of costs to fund year 2000 project efforts through the end of calendar year 1999.

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

All of the Company's derivative financial instrument positions are associated with securitization transactions completed prior to December 31, 1998 and the net market risk to the Company is not material.

    PART II.      OTHER INFORMATION

    Item 1.       LEGAL PROCEEDINGS

                  Not Applicable

    Item 2.       CHANGES IN SECURITIES

                  Not Applicable

    Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

    Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 4, 1998, the Company held its Annual Meeting of
                  Shareholders. The Shareholders voted upon the election of eight directors, an amendment to increase the number of shares reserved under the AmeriCredit Corp. Employee Stock Purchase
                  Plan (the "Purchase Plan"), the adoption of the 1998 Limited
                  Stock Option Plan for AmeriCredit Corp. (the "1998 Plan") and the ratification of the appointment of the Company's independent auditors. Each of the eight nominees identified in the Company's proxy statement, filed pursuant to Rule 14a-b of the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders approved the amendment to the Purchase Plan, with 20,887,856 shares voting in favor, 1,270,780 shares voting against and 88,805 shares withheld. The shareholders adopted the 1998 Plan, with 14,628,889 shares voting in favor, 7,512,513 shares voting against and 106,039 shares withheld.
                  The Company's selection of independent auditors was also ratified. References to numbers of shares in this item 4 do not reflect the two-for-one stock split paid in the form of a 100% stock dividend by the Company on September 30, 1998

    Item 5.       OTHER INFORMATION

                  Not Applicable

    Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits:

                  11.1 Statement Re Computation of Per Share Earnings

                  27.1 Financial Data Schedule

                  (b)     Reports on Form 8-K

                          The Company did not file any reports on
                          Form 8-K during the quarterly period
                          ended December 31, 1998.

                          Certain subsidiaries and affiliates of
                          the Company filed reports on Form 8-K
                          during the quarterly period ended
                          December 31, 1998 reporting monthly
                          information related to securitization
                          trusts.

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


                                                    AmeriCredit Corp.
                                         -------------------------------------
                                                      (Registrant)

Date:  February 16, 1999             By:         /s/  Daniel E. Berce
                                         -------------------------------------
                                                       (Signature)

                                         Daniel E. Berce
                                         Chief Financial Officer