Form 10-K
period 1998-12-31
AMERICREDIT CORP
filed 1999-03-31
CIK 804269

                                     FORM 10-K


                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 1998.

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AT OF 1934.

For the transition period from ______________ to ___________________.


              AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 1998-B, ISSUER
           AMERICREDIT FINANCIAL SERVICES, INC., AS SPONSOR OF THE TRUST
                            AFS FUNDING CORP., AS SELLER
             (exact name of Registrants as specified in their charters)

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

Yes      X               No
       ----                   -----

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

                                       PART I


ITEM 1.        BUSINESS

     AFS Funding Corp. is a wholly-owned bankruptcy-remote subsidiary of AmeriCredit Financial Services, Inc.; AmeriCredit Automobile Receivables Trust 1998-B is a bankruptcy-remote Delaware Business Trust. The Trust was formed solely for the purpose of acquiring from AFS Funding Corp. certain motor vehicle retail installment sales contracts (the "Contracts") and interests in the automobiles underlying the contracts, and securitizing the contracts through the issuance of debt securities (the "Notes"). As bankruptcy-remote entities, AFS Funding Corp. and the Trust are restricted so that (a) they do not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against AFS Funding Corp. or the Trust and (b) the risk that they will be consolidated into the bankruptcy proceedings of any other entity is diminished. AFS Funding Corp. and the Trust have no other assets other than the Contracts and an interest in the automobiles underlying the Contracts, and proceeds thereof.

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

                         AMERICREDIT FINANCIAL SERVICES, INC.


                         By:    /s/ Preston Miller
                              -------------------------------------------------
                               Name:      Preston Miller
                               Title:     Executive Vice President and Treasurer

                               Dated:     March 30, 1999

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 1998-B has duly caused this report to be signed on its behalf by the unersigned, thereunto duly authorized.

                         AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 1998-B

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

                                 EXHIBIT INDEX

99.1 Servicer's Report for monthly period ended June 30, 1998, incorporated by reference to the Form 8-K, filed with the SEC on July 15, 1998.

99.2 Servicer's Report for monthly period ended July 31, 1998, incorporated by reference to the Form 8-K, filed with the SEC on August 7, 1998.

99.3 Servicer's Report for monthly period ended August 31, 1998, incorporated by reference to the Form 8-K, filed with the SEC on September 15, 1998.

99.4 Servicer's Report for monthly period ended September 30, 1998, incorporated by reference to the Form 8-K, filed with the SEC on October 15, 1998.

99.5 Servicer's Report for monthly period ended October 31, 1998, incorporated by reference to the Form 8-K, filed with the SEC on November 12, 1998.

99.6 Servicer's Report for monthly period ended November 30, 1998, incorporated by reference to the Form 8-K, filed with the SEC on December 16, 1998.

99.7 Servicer's Report for monthly period ended December 31, 1998, incorporated by reference to the Form 8-K, filed with the SEC on January 14, 1999.

99.8 Servicer's Report for monthly period ended January 31, 1999, incorporated by reference to the Form 8-K, filed with the SEC on February 12, 1999.

99.9 Servicer's Report for monthly period ended February 28, 1999, incorporated by reference to the Form 8-K, filed with the SEC on March 15, 1999.