Form 10-Q
period 1999-03-31
AMERICREDIT CORP
filed 1999-05-14
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number                      1-10667
                      ------------------------------------------------

                                AmeriCredit Corp.
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                    75-2291093
------------------------------           -------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                Identification No.)


               200 Bailey Avenue, Fort Worth, Texas 76107
-------------------------------------------------------------------------
                 (Address of principal executive offices)
                              (Zip Code)

                            (817) 332-7000
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

There were 63,882,481 shares of common stock, $.01 par value outstanding as of April 30, 1999.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION

     Item 1. Financial Statements                                         Page
                                                                          ----
         Consolidated Balance Sheets -
         March 31, 1999 and June 30, 1998.................................  3

         Consolidated Statements of Income and Comprehensive
         Income - Three Months and Nine Months Ended
         March 31, 1999 and 1998..........................................  4

         Consolidated Statements of Cash Flows -
         Nine Months Ended March 31, 1999 and 1998........................  5

         Notes to Consolidated Financial
         Statements.......................................................  6

     Item 2.    Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations................................. 19

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk............................................... 35

Part II.  OTHER INFORMATION


SIGNATURE................................................................. 37


                         PART I - FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                        March 31,      June 30,
ASSETS                                                    1999           1998
                                                          ----           ----
     Cash and cash equivalents                          $  36,846     $  33,087
     Receivables held for sale, net                       415,421       342,853
     Interest-only receivables from Trusts                173,643       131,694
     Investments in Trust receivables                     157,201        98,857
     Restricted cash                                       82,809        55,758
     Property and equipment, net                           34,115        23,385
     Other assets                                          37,947        28,037
                                                        ---------     ---------

              Total assets                              $ 937,982     $ 713,671
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
          Warehouse credit facilities                   $ 255,531     $ 165,608
          Senior notes                                    175,000       175,000
          Other notes payable                              12,759         6,410
          Accrued taxes and expenses                       72,396        47,132
          Deferred income taxes                            61,532        31,673
                                                        ---------     ---------

              Total liabilities                           577,218       425,823
                                                        ---------     ---------

     Shareholders' equity:
          Preferred Stock, $.01 par value
            per share; 20,000,000 shares
            authorized, none issued
          Common stock, $.01 par value
            per share; 120,000,000 shares
            authorized; 70,790,686 and
            69,272,948 shares issued                          708           693
          Additional paid-in capital                      244,194       230,269
          Accumulated other comprehensive income           13,319         7,234
          Retained earnings                               125,133        72,770
                                                        ---------     ---------

                                                          383,354       310,966
          Treasury stock, at cost
            (7,486,585 and 7,667,318 shares)              (22,590)      (23,118)
                                                        ---------     ---------

             Total shareholders' equity                   360,764       287,848
                                                        ---------     ---------

          Total liabilities and shareholders'
            equity                                      $ 937,982     $ 713,671
                                                        =========     =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                  Three Months Ended        Nine Months Ended
                                        March 31,                March 31,
                                  ------------------        -----------------
                                   1999         1998         1999        1998
                                   ----         ----         ----        ----
Revenue:
     Finance charge income        $18,361      $13,862     $ 51,538     $40,052
     Gain on sale of receivables   42,531       27,503      116,551      71,838
     Servicing fee income          23,691       12,218       61,702      34,389
     Other income                     484          879        3,361       1,901
                                  -------       ------      -------     -------

                                   85,067       54,462      233,152     148,180
                                  -------      -------      -------     -------

Costs and expenses:
     Operating expenses            42,025       24,186      115,760      66,102
     Provision for losses           2,286        1,791        6,589       5,546
     Interest expense               9,041        6,928       25,660      18,973
                                  -------      -------      -------     -------

                                   53,352       32,905      148,009      90,621
                                  -------      -------      -------     -------

Income before income taxes         31,715       21,557       85,143      57,559

Income tax provision               12,210        8,299       32,780      22,159
                                  -------      -------      -------     -------

     Net income                    19,505       13,258       52,363      35,400
                                   ------       ------      -------     -------

Other comprehensive income:
     Unrealized gain on credit
       enhancement assets           2,778       (2,487)       9,895      (1,487)
     Less related income tax
       provision                   (1,070)         957       (3,810)        572
                                   ------       ------       ------      ------

    Comprehensive income          $21,213      $11,728      $58,448     $34,485
                                   ======       ======       ======      ======

Earnings per share:
     Basic                       $    .31     $    .22     $    .83    $    .59
                                  =======      =======      =======     =======
     Diluted                     $    .29     $    .20     $    .78    $    .55
                                  =======      =======      =======     =======

Weighted average shares        63,187,789   60,293,708   62,872,858  59,732,984
                               ==========   ==========   ==========  ==========

Weighted average shares and
   assumed incremental
   shares                      66,514,367   64,969,618   66,822,426  64,644,030
                               ==========   ==========   ==========  ==========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                              Nine Months Ended
                                                                   March 31,
                                                        ---------------------------
                                                             1999            1998
                                                             ----            ----
Cash flows from operating activities:
   Net income                                           $  52,363       $    35,400
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                       6,902           3,084
          Provision for losses                                6,589           5,546
          Deferred income taxes                              33,041           1,561
          Non-cash servicing fee income                     (10,739)         (9,246)
          Non-cash gain on sale of auto receivables        (107,642)        (64,378)
          Distributions from Trusts                          35,182          27,083
          Changes in assets and liabilities:
            Other assets                                     (2,746)         (6,162)
            Accrued taxes and expenses                       25,264          18,274
                                                        -----------     -----------

Net cash provided by operating activities                    38,214          11,162
                                                        -----------     -----------

Cash flows from investing activities:
   Purchases of auto receivables                         (1,983,758)     (1,162,952)
   Originations of mortgage receivables                    (203,518)        (94,537)
   Principal collections and recoveries on
       receivables                                           14,783          30,187
   Net proceeds from sale of auto receivables             1,894,383       1,102,614
   Net proceeds from sale of mortgage receivables           198,953          70,729
   Initial deposits to restricted cash                      (57,250)        (43,400)
   Return of deposits from restricted cash                   23,000
   Purchases of property and equipment                       (8,431)         (5,971)
   Increase in other assets                                  (7,387)         (2,490)
                                                        -----------     -----------

Net cash used by investing activities                      (129,225)       (105,820)
                                                        -----------     -----------

Cash flows from financing activities:
   Net change in warehouse credit facilities                 89,923          51,983
   Proceeds from issuance of senior notes                                    47,762
   Payments on other notes payable                           (2,629)        (13,857)
   Proceeds from issuance of common stock                     7,476          11,837
                                                        -----------     -----------

Net cash provided by financing activities                    94,770          97,725
                                                        -----------     -----------

Net increase in cash and cash equivalents                     3,759           3,067

Cash and cash equivalents at beginning of period             33,087           6,027
                                                        -----------     -----------

Cash and cash equivalents at end of period              $    36,846     $     9,094
                                                        ===========     ===========

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

The consolidated financial statements as of March 31, 1999 and for the periods ended March 31, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 2 - RESTATEMENT

On January 14, 1999, the Company issued a press release reporting a restatement of its financial statements for the fiscal years ended June 30, 1998, 1997, and 1996 as well as for the first quarter of fiscal 1999. Interim periods in the fiscal years ended June 30, 1998, 1997 and 1996 were also restated. As required by the Financial Accounting Standards Board's ("FASB") Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition", dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission ("SEC") on December 8, 1998, the Company retroactively changed its practice of measuring and accounting for credit enhancement assets to the cash-out method from the cash-in method.

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

NOTE 3 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                                March 31,       June 30,
                                                  1999           1998
                                                  ----           ----
Auto receivables                                $400,722       $334,110

Less allowance for losses                        (10,549)       (12,756)
                                                --------       --------

Auto receivables, net                            390,173        321,354

Mortgage receivables                              25,248         21,499
                                                --------       --------
                                                $415,421       $342,853
                                                ========       ========

The Company has established an allowance for losses with respect to auto receivables held for sale to provide for potential credit losses on such receivables prior to their sale in a securitization transaction.

A summary of the allowance for losses is as follows (in thousands):

                                         Three Months Ended   Nine Months Ended
                                              March 31,           March 31,
                                         ------------------   -----------------
                                          1999        1998      1999      1998
                                          ----        ----      ----      ----
Balance at beginning of period         $ 8,377     $11,350   $12,756   $12,946
Provision for losses                     2,286       1,791     6,589     5,546
Acquisition fees                        17,185      13,499    44,614    35,545
Allowance related to auto receivables
  sold to Trusts                       (15,014)    (12,257)  (47,702)  (34,030)
Net charge-offs                         (2,285)     (1,904)   (5,708)   (7,528)
                                        ------      ------   -------   -------

Balance at end of period               $10,549     $12,479   $10,549   $12,479
                                        ======      ======    ======    ======


NOTE 4 - CREDIT ENHANCEMENT ASSETS

As of March 31, 1999 and June 30, 1998, the Company was servicing $3,152.5 million and $1,968.4 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                                March 31,        June 30,
                                                  1999             1998
                                                  ----             ----
Interest-only receivables from Trusts           $173,643         $131,694
Investments in Trust receivables                 157,201           98,857
Restricted cash                                   82,809           55,758
                                                 -------          -------

                                                $413,653         $286,309
                                                 -------          -------
                                                 -------          -------

A summary of credit enhancement assets is as follows (in thousands):

                                     Three Months Ended     Nine Months Ended
                                          March 31,             March 31,
                                        -------------         --------------
                                       1999        1998       1999       1998
                                       ----        ----       ----       ----
Balance at beginning of period     $381,701    $220,792   $286,309   $161,395
Non-cash gain on sale of auto
  receivables                        37,239      28,144    107,642     64,378
Accretion of present value discount   9,196       5,470     24,139     13,646
Initial deposits from restricted
  cash                               21,000      11,549     57,250     43,400
Return of deposits from restricted
  cash                              (23,000)               (23,000)
Change in unrealized gain             2,778      (2,487)     9,895     (1,487)
Distributions from Trusts           (10,261)    (10,219)   (35,182)   (27,083)
Permanent impairment write-down      (5,000)     (3,400)   (13,400)    (4,400)
                                    -------     -------    -------     ------

Balance at end of period           $413,653    $249,849   $413,653   $249,849
                                    =======     =======    =======    =======

A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                          Three Months Ended  Nine Months Ended
                                               March 31,          March 31,
                                           -------------       --------------
                                           1999       1998      1999      1998
                                           ----       ----      ----      ----
Balance at beginning of period        $ 256,599   $112,794  $179,359   $74,925
Assumptions for cumulative credit
  losses                                 73,251     46,874   204,441   116,192
Permanent impairment write-down           5,000      3,400    13,400     4,400
Net charge-offs                         (35,833)   (20,941)  (98,183)  (53,390)
                                        -------    -------   -------   -------

Balance at end of period              $ 299,017  $ 142,127  $299,017  $142,127
                                        -------    -------   -------   -------
                                        -------    -------   -------   -------

NOTE 5 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                           March 31,    June 30,
                                             1999         1998
                                             ----         ----
Bank lines of credit                       $    603
Commercial paper facilities                 233,661      $140,708
Mortgage facility                            21,267        24,900
                                           --------      --------

                                           $255,531      $165,608
                                           --------      --------
                                           --------      --------

In September 1998, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement from $245 million to $505 million. Under the funding agreement, the Company transfers auto receivables to CP Funding Corp. ("CPFC"), a special purpose finance subsidiary of the Company, and CPFC in turn issues a note, collateralized by such auto receivables, to the agent. The agent provides funding under the note to CPFC pursuant to an advance formula and CPFC forwards the funds to the Company in consideration for the transfer of auto receivables. While CPFC is a consolidated subsidiary of the Company, CPFC is a separate legal entity and the auto receivables transferred to CPFC and the other assets of CPFC are legally owned by CPFC and not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the note bear interest at commercial paper, London Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agent to CPFC. The funding agreement, which expires in September 1999, contains various covenants requiring certain minimum financial ratios and results. Borrowings of $233,661,000 were outstanding under this agreement as of March 31, 1999.

In March 1999, the Company entered into a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $150 million of structured warehouse financing is available. Advances under the facility bear interest at commercial paper rates plus specified fees. The funding agreement, which expires in March 2000, contains various covenants requiring certain minimum financial ratios and results. There were no outstanding balances under this agreement as of March 31, 1999.

In March 1999, the Company renewed its revolving credit agreement with a group of banks under which the Company may borrow up to $115 million, subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1.25%. The credit agreement, which expires in April 2000, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock. There were no outstanding balances under the credit agreement as of March 31, 1999.

In November 1998, the Company's Canadian subsidiary entered into a revolving credit agreement with a bank under which the Company may borrow up to
(Cdn)$20 million, subject to a defined borrowing base. Borrowings under the credit facility are collateralized by certain Canadian auto receivables and bear interest at the Canadian prime rate. The credit agreement, which expires in November 1999, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the incurrence of additional debt, capital expenditures, cash dividends and repurchase of common stock. Borrowings of (U.S.) $603,000 were outstanding under this agreement as of March 31, 1999.

In February 1999, the Company renewed its mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1.50%. The facility expires in July 1999. Borrowings of $21,267,000 were outstanding under this agreement as of March 31, 1999.

NOTE 6 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                Nine Months Ended
                                                     March 31,
                                                -----------------
                                                1999           1998
                                                ----           ----
Interest costs (none capitalized)              $29,237       $22,577
Income taxes                                   (14,000)       14,520


During the nine months ended March 31, 1999 and 1998, the Company entered into lease agreements for property and equipment of $8,978,000 and $3,574,000, respectively.

NOTE 7 - SUBSEQUENT EVENT

In April 1999, the Company issued $200 million of senior notes which are due in April 2006. Interest on the notes is payable semi-annually at the rate of 9.875% per annum, commencing in October 1999. The notes, which are unsecured, may be redeemed at the option of the Company after April 2003 at a premium declining to par in April 2005. The Indenture pursuant to which the notes were issued contains restrictions including limitations on the Company's ability to incur additional indebtedness other than certain secured indebtedness, pay cash dividends and repurchase common stock.

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

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                 March 31, 1999
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                  -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents           $            $  30,955      $   5,891       $               $ 36,846
Receivables held for sale, net                      50,354        365,067                        415,421
Interest-only receivables
   from Trusts                          (661)        1,730        172,574                        173,643
Investments in Trust receivables                       564        156,637                        157,201
Restricted cash                                        (87)        82,896                         82,809
Property and equipment, net                         34,115                                        34,115
Other assets                           7,145        23,686          7,116                         37,947
Due (to) from affiliates             347,248      (148,776)      (198,472)
Investment in affiliates             173,331        13,921              2        (187,254)
                                    --------     ---------      ---------       ---------       --------

    Total assets                    $527,063     $   6,462      $ 591,711       $(187,254)      $937,982
                                    --------     ---------      ---------       ---------       --------
                                    --------     ---------      ---------       ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities         $            $  21,870      $ 233,661       $               $255,531
Senior notes                         175,000                                                     175,000
Other notes payable                   12,737            22                                        12,759
Accrued taxes and expenses             4,979        66,873            544                         72,396
Deferred income taxes                (26,417)      (35,707)       123,656                         61,532
                                    --------     ---------      ---------       ---------       --------

  Total liabilities                  166,299        53,058        357,861                        577,218
                                    --------     ---------      ---------       ---------       --------

Shareholders' equity:

Common stock                             708           203              3            (206)           708
Additional paid-in capital           244,194       108,485         13,921        (122,406)       244,194
Accumulated other
   comprehensive income               13,319                       13,319         (13,319)        13,319
Retained earnings                    125,133      (155,284)       206,607         (51,323)       125,133
                                    --------     ---------      ---------       ---------       --------

                                     383,354       (46,596)       233,850        (187,254)       383,354

Treasury stock                      (22,590)                                                     (22,590)
                                    --------     ---------      ---------       ---------       --------

  Total shareholders' equity         360,764       (46,596)       233,850        (187,254)       360,764
                                    --------     ---------      ---------       ---------       --------

  Total liabilities and
    shareholders' equity            $527,063     $   6,462      $ 591,711       $(187,254)      $937,982
                                    --------     ---------      ---------       ---------       --------
                                    --------     ---------      ---------       ---------       --------

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 1998
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                  -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents           $            $  30,157       $  2,930         $             $ 33,087
Receivables held for sale, net                     178,219        164,634                        342,853
Interest-only receivables             (2,151)        3,623        130,222                        131,694
   from Trusts
Investments in Trust receivables                     2,109         96,748                         98,857
Restricted cash                                                    55,758                         55,758
Property and equipment, net              175        23,210                                        23,385
Other assets                           8,911        13,003          6,123                         28,037
Due (to) from affiliates             330,924      (226,892)      (104,032)
Investment in affiliates             110,623        13,921              2        (124,546)
                                    --------     ---------      ---------       ---------       --------

    Total assets                    $448,482     $  37,350      $ 352,385       $(124,546)      $713,671
                                    --------     ---------      ---------       ---------       --------
                                    --------     ---------      ---------       ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Warehouse credit facilities         $            $  24,900      $ 140,708       $               $165,608
Senior notes                         175,000                                                     175,000
Other notes payable                    6,384            26                                         6,410
Accrued taxes and expenses            (2,280)       53,950         (4,538)                        47,132
Deferred income taxes                (18,470)      (16,637)        66,780                         31,673
                                    --------     ---------      ---------       ---------       --------
  Total liabilities                  160,634        62,239        202,950                        425,823
                                    --------     ---------      ---------       ---------       --------

Shareholders' equity:

Common stock                             693           203              3            (206)           693
Additional paid-in capital           230,269       108,336         13,921        (122,257)       230,269
Accumulated other
   comprehensive income                7,234                        7,234          (7,234)         7,234
Retained earnings                     72,770      (133,428)       128,277           5,151         72,770
                                    --------     ---------      ---------       ---------       --------

                                     310,966       (24,889)       149,435        (124,546)       310,966

Treasury stock                       (23,118)                                                    (23,118)
                                    --------     ---------      ---------       ---------       --------

  Total shareholders'equity          287,848       (24,889)       149,435        (124,546)       287,848
                                    --------     ---------      ---------       ---------       --------

  Total liabilities and
    shareholders' equity            $448,482     $  37,350      $ 352,385       $(124,546)      $713,671
                                    --------     ---------      ---------       ---------       --------
                                    --------     ---------      ---------       ---------       --------


                                AmeriCredit Corp.
                         Consolidating Income Statement
                        Nine Months Ended March 31, 1999
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                  -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income             $            $  27,503      $  24,035       $               $ 51,538
  Gain on sale of receivables         (6,394)        3,202        119,743                        116,551
  Servicing fee income                              80,403          7,975         (26,676)        61,702
  Other income                        22,134         2,657            584         (22,014)         3,361
  Equity in income of
    affiliates                        56,474                                      (56,474)
                                    --------     ---------      ---------       ---------       --------
                                      72,214       113,765        152,337        (105,164)       233,152
                                    --------     ---------      ---------       ---------       --------

Costs and expenses:
  Operating expenses                   7,513       134,886             37         (26,676)       115,760
  Provision for losses                               2,471          4,118                          6,589
  Interest expense                    13,566        16,918         17,190         (22,014)        25,660
                                    --------     ---------      ---------       ---------       --------
                                      21,079       154,275         21,345         (48,690)       148,009
                                    --------     ---------      ---------       ---------       --------

Income before income taxes            51,135       (40,510)       130,992         (56,474)        85,143

Income tax provision                  (1,228)      (18,654)        52,662                         32,780
                                    --------     ---------      ---------       ---------       --------

Net income                          $ 52,363     $ (21,856)     $  78,330       $ (56,474)      $ 52,363
                                    --------     ---------      ---------       ---------       --------
                                    --------     ---------      ---------       ---------       --------

                                AmeriCredit Corp.
                         Consolidating Income Statement
                        Nine Months Ended March 31, 1998
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                  -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income             $            $  29,421      $  10,631       $               $ 40,052
  Gain on sale of receivables         (5,199)        1,653         75,384                         71,838
  Servicing fee income                              65,131          9,513         (40,255)        34,389
  Other income                        22,335           965            627         (22,026)         1,901
  Equity in income of
    affiliates                        36,111                                      (36,111)
                                    --------     ---------      ---------       ---------       --------
                                      53,247        97,170         96,155         (98,392)       148,180
                                    --------     ---------      ---------       ---------       --------

Costs and expenses:
  Operating expenses                   7,801        98,566            (10)        (40,255)        66,102
  Provision for losses                               5,546                                         5,546
  Interest expense                    10,325        17,923         12,751         (22,026)        18,973
                                    --------     ---------      ---------       ---------       --------
                                      18,126       122,035         12,741         (62,281)        90,621
                                    --------     ---------      ---------       ---------       --------

Income before income taxes            35,121       (24,865)        83,414         (36,111)        57,559

Income tax provision                    (279)       (7,991)        30,429                         22,159
                                    --------     ---------      ---------       ---------       --------

Net income                          $ 35,400     $ (16,874)     $  52,985       $ (36,111)      $ 35,400
                                    --------     ---------      ---------       ---------       --------
                                    --------     ---------      ---------       ---------       --------

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 1999
                        (Unaudited, Dollars in Thousands)

                                                         AmeriCredit
                                                             Corp         Guarantors  Non-Guarantors   Eliminations   Consolidated
                                                         -----------      ----------  --------------   ------------   ------------
Cash flow from operating activities:
  Net income                                              $    52,363    $   (21,856)   $    78,330    $   (56,474)   $    52,363
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                            41          6,861                                        6,902
          Provision for losses                                                 2,471          4,118                         6,589
          Deferred income taxes                                  (955)       (19,070)        53,066                        33,041
          Non-cash servicing fee income                                                     (10,739)                      (10,739)
          Non-cash gain on sale of auto
             receivables                                                                   (107,642)                     (107,642)
          Distributions from Trusts                                                          35,182                        35,182
          Equity in income of affiliates                      (56,474)                                      56,474
          Changes in assets and liabilities:
              Other assets                                      1,766         (6,811)         2,299                        (2,746)
              Accrued taxes and expenses                        7,259         12,923          5,082                        25,264
                                                          -----------    -----------    -----------    -----------    -----------

Net cash provided by operating
    activities                                                  4,000        (25,482)        59,696                        38,214
                                                          -----------    -----------    -----------    -----------    -----------


Cash flows from investing activities:
  Purchases of auto receivables                                           (1,983,758)    (2,121,174)     2,121,174     (1,983,758)
  Originations of mortgage receivables                                      (203,518)                                    (203,518)
  Principal collections and recoveries on
    receivables                                                               (6,744)        21,527                        14,783
  Net proceeds from sale of auto receivables                               2,121,174      1,894,383     (2,121,174)     1,894,383
  Net proceeds from sale of mortgage receivables                             198,953                                      198,953
  Initial deposits to restricted cash                                                       (57,250)                      (57,250)
  Return of deposits from restricted cash                                                    23,000                        23,000
  Purchases of property and equipment                             134         (8,565)                                      (8,431)
  Increase in other assets                                                    (4,094)        (3,293)                       (7,387)
                                                          -----------    -----------    -----------    -----------    -----------

Net cash used by investing activities                             134        113,448       (242,807)                     (129,225)
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities:
  Net change in warehouse credit facilities                                   (3,030)        92,953                        89,923
  Payments on other notes payable                              (2,625)            (4)                                      (2,629)
  Proceeds from issuance of common stock                        7,327            149                                        7,476
  Net change in due (to) from affiliates                       (8,836)       (84,283)        93,119
                                                          -----------    -----------    -----------    -----------    -----------

Net cash provided by financing
  activities                                                   (4,134)       (87,168)       186,072                        94,770
                                                          -----------    -----------    -----------    -----------    -----------

Net increase in cash and cash equivalents                                        798          2,961                         3,759

Cash and cash equivalents at beginning of
  period                                                                      30,157          2,930                        33,087
                                                          -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period               $              $     30,955   $      5,891   $              $     36,846
                                                          ===========    ===========    ===========    ===========    ===========


                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 1998
                        (Unaudited, Dollars in Thousands)

                                                         AmeriCredit
                                                             Corp         Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                         -----------      ----------   --------------   ------------   ------------
Cash flow from operating activities:
  Net income                                              $ 35,400       $   (16,874)   $    52,985     $   (36,111)   $    35,400
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                         35             3,049                                         3,084
          Provision for losses                                                 5,546                                         5,546
          Deferred income taxes                            (14,830)           (8,298)        24,689                          1,561
          Non-cash servicing fee income                                                      (9,246)                        (9,246)
          Non-cash gain on sale of auto
            receivables                                                                     (64,378)                       (64,378)
          Distributions from Trusts                                                          27,083                         27,083
          Equity in income of affiliates                   (36,111)                                          36,111
          Changes in assets and liabilities:
              Other assets                                    (953)           (2,216)        (2,993)                        (6,162)
              Accrued taxes and expenses                       473            16,359          1,442                         18,274
                                                          --------       -----------    -----------     -----------    -----------

Net cash provided by operating
    activities                                             (15,986)           (2,434)        29,582                         11,162
                                                          --------       -----------    -----------     -----------    -----------


Cash flows from investing activities:
  Purchases of auto receivables                                           (1,162,952)    (1,356,973)      1,356,973     (1,162,952)
  Originations of mortgage receivables                                       (94,537)                                      (94,537)
  Principal collections and recoveries on
    receivables                                                              (23,328)        53,515                         30,187
  Net proceeds from sale of auto receivables                               1,356,973      1,102,614      (1,356,973)     1,102,614
  Net proceeds from sale of mortgage receivables                              70,729                                        70,729
  Initial deposits to restricted cash                                                       (43,400)                       (43,400)
  Purchases of property and equipment                          (53)           (5,918)                                       (5,971)
  Net change in investment in affiliates                    (9,998)           (3,921)            (2)         13,921
  Increase in other assets                                                                   (2,490)                        (2,490)
                                                          --------       -----------    -----------     -----------    -----------

Net cash used by investing
  activities                                               (10,051)          137,046       (246,736)         13,921       (105,820)
                                                          --------       -----------    -----------     -----------    -----------

Cash flows from financing activities:
  Net change in warehouse credit facilities                                  (45,609)        97,592                         51,983
  Proceeds from issuance of senior notes                    47,762                                                          47,762
  Payments on other notes payable                             (888)               (5)       (12,964)                       (13,857)
  Proceeds from issuance of common stock                    11,837                           13,921         (13,921)        11,837
  Net change in due (to) from affiliates                   (32,674)          (85,430)       118,104
                                                          --------       -----------    -----------     -----------    -----------

Net cash provided by financing
  activities                                                26,037          (131,044)       216,653         (13,921)        97,725
                                                          --------       -----------    -----------     -----------    -----------

Net increase in cash and cash equivalents                                      3,568           (501)                         3,067

Cash and cash equivalents at beginning of
  period                                                                       3,988          2,039                          6,027
                                                          --------       -----------    -----------     -----------    -----------

Cash and cash equivalents at end of period                $              $     7,556    $     1,538     $              $     9,094
                                                          ========       ===========    ===========     ===========    ===========

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 as compared to
------------------------------------------------
      Three Months Ended March 31, 1998
      ---------------------------------
REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                               Three Months Ended
                                                     March 31,
                                                 ----------------
                                                1999          1998
                                                ----          ----
Auto:
  Held for sale                              $  308,375    $  242,002
  Serviced                                    2,970,569     1,500,798
                                              ---------     ---------
                                              3,278,944     1,742,800
Mortgage                                         29,290        20,975
                                              ---------     ---------
                                             $3,308,234    $1,763,775
                                             ==========    ==========


Average managed receivables outstanding increased by 88% as a result of higher loan purchase volume. The Company purchased $766.8 million of auto loans during the three months ended March 31, 1999, compared to purchases of $480.5 million during the three months ended March 31, 1998. This growth resulted from higher loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 168 auto lending branch offices as of March 31, 1999, compared to 119 as of March 31, 1998.

The Company originated $79.1 million of mortgage loans during the three months ended March 31, 1999, compared to $43.0 million during the three months ended March 31, 1998.

Finance charge income consisted of the following (in thousands):

                                            Three Months Ended
                                                 March 31,
                                              ---------------
                                           1999             1998
                                           ----             ----
Auto                                     $ 17,652         $ 13,387
Mortgage                                      709              475
                                         --------         --------

                                         $ 18,361         $ 13,862
                                         ========         ========

The increase in finance charge income is due primarily to an increase of 27% in average auto receivables held for sale in the three months ended March 31, 1999 versus the three months ended March 31, 1998. In addition, the Company's effective yield on its auto receivables held for sale increased to 23.2% for the three months ended March 31, 1999 from 22.4% for the three months ended March 31, 1998. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield rose for the three months ended March 31, 1999 due to increased auto loan purchases and correspondingly higher levels of finance charges earned between the origination date and funding date.

The gain on sale of receivables consisted of the following (in thousands):

                                             Three Months Ended
                                                  March 31,
                                               ---------------
                                             1999          1998
                                             ----          ----
Auto                                       $40,514       $26,737
Mortgage                                     2,017           766
                                           -------       -------

                                           $42,531       $27,503
                                           =======       =======


The increase in gain on sale of auto receivables resulted from the sale of $700.0 million of receivables in the three months ended March 31, 1999 as compared to $435.0 million of receivables sold in the three months ended March 31, 1998. The gain as a percentage of the sales proceeds decreased to 5.8% for the three months ended March 31, 1999 from 6.2% for the three months ended March 31, 1998 primarily as a result of lower gross interest rate spreads.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                             Three Months Ended
                                                  March 31,
                                              ----------------
                                             1999          1998
                                             ----          ----
Cumulative credit losses                     10.5%         10.8%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts    12.0%         12.0%
    Investments in Trust receivables          7.8%          7.8%
    Restricted cash                           7.8%          7.8%


The discount rates used to estimate the present value of credit enhancement assets are based on the relative risk of each asset type. Interest-only receivables represent estimated future net cash flows in the Trusts, which involves a greater degree of risk than investments in Trust receivables and restricted cash. Investments in Trust receivables and restricted cash represent assets currently held by the trustee and are senior to interest-only receivables for credit enhancement purposes.

The increase in the gain on sale of mortgage receivables resulted from the sale of $77.5 million of receivables in the three months ended March 31, 1999, compared to $22.6 million of receivables sold in the three months ended March 31, 1998. The average premium received on sales decreased to 2.6% for the three months ended March 31, 1999 from 3.4% for the three months ended March 31, 1998 because of lower prices for non-conforming mortgage loans in the secondary markets.

Servicing fee income increased to $23.7 million for the three months ended March 31, 1999, as compared to $12.2 million for the three months ended March 31, 1998. Servicing fee income as a percentage of average serviced auto receivables decreased to 3.2% for the three months ended March 31, 1999 from 3.3% for the three months ended March 31, 1998 as a result of charges to increase credit loss reserves. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended March 31, 1999 and 1998 also includes charges of $5.0 million and $3.4 million, respectively, to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed subsequent to fiscal 1997 compared to assumptions used for transactions completed in fiscal 1997 and 1996. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.2% (4.9% excluding operating expenses of $2.4 million related to the mortgage business) for the three months ended March 31, 1999, compared to 5.6% (5.3% excluding operating expenses of $1.3 million related to the mortgage business) for the three months ended March 31, 1998. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $17.8 million, or 74%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $2.3 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998 due to higher average amounts of auto receivables held for sale. As a percentage of average auto receivables held for sale, the provision for losses was 3.0% for the three months ended March 31, 1999 and 1998, respectively.

Interest expense increased to $9.0 million for the three months ended March 31, 1999 from $6.9 million for the three months ended March 31, 1998 due to higher debt levels. Average debt outstanding was $447.6 million and $300.5 million for the three months ended March 31, 1999 and 1998, respectively. The Company's effective rate of interest paid on its debt decreased to 8.2% from 9.4% as a result of larger amounts of debt outstanding under the Company's warehouse credit facilities for the three months ended March 31, 1999. Interest rates on the warehouse credit facilities are lower than rates on the senior notes.

The Company's effective income tax rate was 38.5% for the three months ended March 31, 1999 and 1998.

Nine Months Ended March 31, 1999 as compared to
-----------------------------------------------
      Nine Months Ended March 31, 1998
      --------------------------------

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                Nine Months Ended
                                                    March 31,
                                                  --------------
                                                1999          1998
                                                ----          ----
Auto:
  Held for sale                              $  292,629    $  244,218
  Serviced                                    2,600,123     1,251,566
                                             ----------    ----------
                                              2,892,752     1,495,784
Mortgage                                         24,903        14,635
                                             ----------    ----------

                                             $2,917,655    $1,510,419
                                             ==========    ==========

Average managed receivables outstanding increased by 93% as a result of higher loan purchase volume. The Company purchased $1,990.9 million of auto loans during the nine months ended March 31, 1999, compared to purchases of $1,176.7 million during the nine months ended March 31, 1998. This growth resulted from higher loan production at branches open during both periods as well as expansion of the Company's loan production capacity. The Company operated 168 auto lending branch offices as of March 31, 1999, compared to 119 as of March 31, 1998.

The Company originated $203.5 million of mortgage loans during the nine months ended March 31, 1999, compared to $94.5 million during the nine months ended March 31, 1998.

Finance charge income consisted of the following (in thousands):


                                             Nine Months Ended
                                                 March 31,
                                              ---------------
                                           1999             1998
                                           ----             ----
Auto                                     $ 49,798         $ 39,032
Mortgage                                    1,740            1,020
                                         --------         --------

                                         $ 51,538         $ 40,052
                                         ========         ========


The increase in finance charge income is due primarily to an increase of 20% in average auto receivables held for sale in the nine months ended March 31, 1999 versus the nine months ended March 31, 1998. In addition, the Company's effective yield on its auto receivables held for sale increased to 22.7% for the nine months ended March 31, 1999 from 21.3% for the nine months ended March 31, 1998. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield rose for the nine months ended March 31, 1999 due to increased auto loan purchases and correspondingly higher levels of finance charges earned between the origination date and funding date.

The gain on sale of receivables consisted of the following (in thousands):


                                            Nine Months Ended
                                                 March 31,
                                              --------------
                                            1999          1998
                                            ----          ----
Auto                                      $111,452       $68,828
Mortgage                                     5,099         3,010
                                          --------       -------

                                          $116,551       $71,838
                                          ========       =======


The increase in gain on sale of auto receivables resulted from the sale of $1,920.0 million of receivables in the nine months ended March 31, 1999 as compared to $1,117.5 million of receivables sold in the nine months ended March 31, 1998. The gain as a percentage of the sales proceeds decreased to 5.8% for the nine months ended March 31, 1999 from 6.2% for the nine months ended March 31, 1998 primarily as a result of lower gross interest rate spreads.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                               Nine Months Ended
                                                   March 31,
                                                ---------------
                                              1999          1998
                                              ----          ----
Cumulative credit losses                     10.6%         10.4%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts    12.0%         12.0%
    Investments in Trust receivables          7.8%          7.8%
    Restricted cash                           7.8%          7.8%


The increase in the gain on sale of mortgage receivables resulted from the sale of $199.0 million of receivables in the nine months ended March 31, 1999, compared to $70.7 million of receivables sold in the nine months ended March 31, 1998. The average premium received on sales decreased to 2.6% for the nine months ended March 31, 1999 from 4.3% for the nine months ended March 31, 1998 because of lower prices for non-conforming mortgage loans in the secondary markets.

Servicing fee income increased to $61.7 million for the nine months ended March 31, 1999, as compared to $34.4 million for the nine months ended March 31, 1998. Servicing fee income as a percentage of average serviced auto receivables decreased to 3.2% for the nine months ended March 31, 1999 from 3.7% for the nine months ended March 31, 1998 as a result of charges to increase credit loss reserves. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the nine months ended March 31, 1999 and 1998 also includes charges of $13.4 million and $4.4 million, respectively, to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's current estimates of cumulative credit losses for these transactions exceed the original estimates. The Company has raised the assumptions for cumulative credit losses for securitization transactions completed subsequent to fiscal 1997 compared to assumptions used for transactions completed in fiscal 1997 and 1996. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 5.3% (5.0% excluding operating expenses of $6.7 million related to the mortgage business) for the nine months ended March 31, 1999, compared to 5.9% (5.5% excluding operating expenses of $3.9 million related to the mortgage business) for the nine months ended March 31, 1998. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $49.7 million, or 75%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $6.6 million for the nine months ended March 31, 1999 from $5.5 million for the nine months ended March 31, 1998 due to higher average amounts of auto receivables held for sale. As a percentage of average auto receivables held for sale, the provision for losses was 3.0% for the nine months ended March 31, 1999 and 1998, respectively.

Interest expense increased to $25.7 million for the nine months ended March 31, 1999 from $19.0 million for the nine months ended March 31, 1998 due to higher debt levels. Average debt outstanding was $396.0 million and $271.7 million for the nine months ended March 31, 1999 and 1998, respectively. The Company's effective rate of interest paid on its debt decreased to 8.6% from 9.3% as a result of larger amounts of debt outstanding under the Company's warehouse credit facilities for the nine months ended March 31, 1999. Interest rates on the warehouse credit facilities are lower than rates on the senior notes.

The Company's effective income tax rate was 38.5% for the nine months ended March 31, 1999 and 1998.

PRO FORMA "PORTFOLIO-BASED" EARNINGS DATA

In addition to reporting results of operations in accordance with generally accepted accounting principles ("GAAP"), the Company has elected to present pro-forma results of operations which treat securitization transactions as financings rather than sales of receivables. The Company refers to this presentation as pro-forma "portfolio based" earnings data.

In its consolidated financial statements prepared in accordance with GAAP, the Company records a gain on the sale of receivables in securitization transactions primarily representing the present value of estimated future net cash flows related to the receivables sold. Future net cash flows consist of finance charges and fees to be collected on the receivables less interest payable on the asset-backed securities, credit losses and expenses of the securitization trust. The Company also earns servicing fees for managing the receivables sold.

The pro forma "portfolio-based" earnings data presents the Company's operating results under the assumption that securitization transactions are financings and no gain on sale or servicing fee income is recognized. Instead, finance charges and fees are recognized over the life of the securitized receivables as accrued and interest and other costs related to the asset-backed securities are also recognized as accrued. Credit losses are recorded as incurred. While the pro forma "portfolio-based" earnings data does not purport to present the Company's operating results in accordance with GAAP, the Company believes such presentation provides another measure for assessing the Company's performance.

The pro forma "portfolio-based" earnings data are as follows (in thousands):


                                     Three Months Ended               Nine Months Ended
                                           March 31,                       March 31,
                                   --------------------               ------------------
                                   1999            1998            1999           1998
                                   ----            ----            ----           ----
Finance charge, fee and
  other income                  $ 160,312        $ 89,136       $ 431,346     $ 231,966
Funding costs                     (55,284)        (32,193)       (151,166)      (82,719)
                                  -------         -------         -------       -------

  Net margin                      105,028          56,943         280,180       149,247

Operating expenses                (42,025)        (24,186)       (115,760)      (66,102)
Credit losses                     (38,118)        (22,845)       (103,891)      (60,918)
                                  -------         -------         -------       -------

Pre-tax "portfolio-based" income   24,885           9,912          60,529        22,227
Income taxes                       (9,581)         (3,816)        (23,304)       (8,557)
                                  -------         -------         -------        ------

Net "portfolio-based" income    $  15,304        $  6,096        $ 37,225      $ 13,670
                                =========        ========        ========      ========

Diluted "portfolio-based"
  earnings per share            $    0.23        $   0.09        $   0.56      $   0.21
                                =========        ========        ========      ========



CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and therefore, charge-offs are anticipated. The Company records a periodic provision for losses as a charge to operations and a related allowance for losses in the consolidated balance sheets as a reserve against estimated losses which may occur in the receivables held for sale portfolio prior to the sale of such receivables in securitization transactions. The Company typically purchases individual finance contracts for a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of cumulative credit losses expected over the life of the auto receivables sold.

The Company sells mortgage receivables for cash on a servicing released, whole-loan basis. Such receivables are generally held by the Company for less than 90 days. Accordingly, no allowance for losses is provided by the Company for the mortgage receivables.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses, provision for losses and allowance for losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                              March 31,
                                                                1999
                                        -------------------------------------------------------
                                              Held for Sale
                                          ---------------------
                                                                       Auto        Managed Auto
                                         Auto   Mortgage    Total     Serviced     Portfolio (2)
                                         ----   --------    -----     --------     -------------
Principal amount of receivables      $400,722   $ 25,248   $425,970  $3,152,486    $3,553,208
                                                                     ==========    ==========

Allowance for losses                  (10,549)              (10,549) $ (299,017)(1) $(309,566)
                                     ---------  ---------  --------- ==========     ==========
  Receivables, net                   $390,173    $25,248   $415,421
                                     ========== ========== =========

Number of outstanding contracts        30,495        279                290,368       320,863
                                     ==========  =========           ==========    ==========

Average amount of outstanding
  contract (principal amount)
  (in dollars)                       $ 13,141   $ 90,495              $  10,857      $ 11,074
                                     ========== ==========           ==========    ==========

Allowance for losses as a percentage
  of receivables                          2.6%                              9.5%          8.7%
                                     ==========                      ==========    ==========



(1) The allowance for losses related to serviced auto receivables is netted against interest-only receivables from Trusts in the Company's consolidated balance sheets.

(2)     Includes auto receivables only.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                                 March 31,       March 31,
                                                   1999             1998
                                                   ----             ----
                                              Amount  Percent   Amount  Percent
                                              ------  -------   ------  -------
Delinquent contracts:
   31 to 60 days                            $220,022    6.2%  $102,421    5.4%
   Greater than 60 days                       80,668    2.3     50,653    2.6
                                            --------   ----   --------   ----
                                             300,690    8.5    153,074    8.0
   In repossession                            31,431    0.9     23,274    1.2
                                            --------   -----  --------   ----

                                            $332,121    9.4%  $176,348    9.2%
                                            ========   =====  ========   =====



In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a quarterly percentage of average managed auto receivables outstanding were 4.6% for the three months ended March 31, 1999 and 1998 and 4.6% and 4.5% for the nine months ended March 31, 1999 and 1998, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                     Three Months Ended      Nine Months Ended
                                          March 31,              March 31,
                                       --------------          --------------
                                      1999        1998        1999       1998
                                      ----        ----        ----       ----
Net charge-offs:
  Held for sale                    $ 2,285     $ 1,904    $  5,708    $ 7,528
  Serviced                          35,833      20,941      98,183     53,390
                                   -------     -------    --------    -------

                                   $38,118     $22,845    $103,891    $60,918
                                   =======     =======    ========    =======


Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding              4.7%        5.3%       4.8%       5.4%
                                       ===         ===        ===        ===

Net recoveries as a percentage
  of gross repossession charge-offs   53.6%       50.0%      51.4%      50.0%
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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                Nine Months Ended
                                                    March 31,
                                                  -------------
                                                1999         1998
                                                ----         ----
Operating activities                         $  38,214     $  11,162
Investing activities                          (129,225)     (105,820)
Financing activities                            94,770        97,725
                                             ----------    ----------
Net increase in
  cash and cash equivalents                  $   3,759     $   3,067
                                             ==========    ==========


The Company's primary sources of cash have been cash flows from operating activities, including excess cash flow distributions from the Trusts, borrowings under its warehouse credit facilities and sales of auto receivables to Trusts in securitization transactions. The Company's primary uses of cash have been purchases and originations of receivables and funding credit enhancement requirements for securitization transactions.

The Company purchased $1,990.9 million and $1,176.7 million of auto finance contracts during the nine months ended March 31, 1999 and 1998, respectively, requiring cash of $1,983.8 million and $1,163.0 million, respectively, net of acquisition fees and other items. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

In September 1998, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement from $245 million to $505 million. The Company utilizes this facility to fund auto receivables pending securitization. A total of $233.7 million was outstanding under this facility as of March 31, 1999. The facility matures in September 1999.

In March 1999, the Company entered into a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $150 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. There were no outstanding balances under this agreement as of March 31, 1999. The facility matures in March 2000.

In March 1999, the Company renewed its revolving credit agreement with a group of banks under which the Company may borrow up to $115 million, subject to a defined borrowing base. The Company utilizes the facility to fund its auto lending activities and daily operations. The facility matures in March 2000. There were no outstanding balances under the credit agreement as of March 31, 1999.

In February 1999, the Company renewed its mortgage warehouse facility with a bank under which the Company may borrow up to $75 million, subject to a defined borrowing base, to fund mortgage loan originations. The facility expires in July 1999. A total of $21.3 million was outstanding under the mortgage facility as of March 31, 1999.

As is customary in the Company's industry, the Company's warehouse facilities need to be renewed on an annual basis. The Company has historically been successful in renewing and expanding these facilities on an annual basis. If the Company is unable to renew these facilities on acceptable terms, it could have a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company has completed sixteen auto receivables securitization transactions through March 31, 1999. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                             Original             Balance at
                                              Amount            March 31, 1999
Transaction              Date              (in millions)        (in millions)
-----------              ----              -------------        -------------
1994-A              December 1994          $   51.0              Paid in full
1995-A                  June 1995              99.2              Paid in full
1995-B              December 1995              65.0              Paid in full
1996-A                 March 1996              89.4                  $    8.6
1996-B                   May 1996             115.9                      18.7
1996-C                August 1996             175.0                      26.5
1996-D              November 1996             200.0                      54.3
1997-A                 March 1997             225.0                      76.4
1997-B                   May 1997             250.0                      98.4
1997-C                August 1997             325.0                     153.7
1997-D              November 1997             400.0                     225.4
1998-A              February 1998             425.0                     272.0
1998-B                   May 1998             525.0                     376.0
1998-C                August 1998             575.0                     463.9
1998-D              November 1998             625.0                     553.3
1999-A              February 1999             700.0                     675.4
                                              -----                     -----

                                           $4,845.5                  $3,002.6
                                            =======                   =======


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

Initial deposits to restricted cash accounts were $57.3 million and $43.4 million for the nine months ended March 31, 1999 and 1998, respectively. Excess cash flows distributed to the Company were $35.2 million and $27.1 million for the nine months ended March 31, 1999 and 1998, respectively. In addition, the Company received $23.0 million representing a return of deposits to restricted cash accounts during the nine months ended March 31, 1999.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of March 31, 1999, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company operated 168 auto lending branch offices as of March 31, 1999 and plans to open a minimum of 6 additional branches through the remainder of fiscal 1999. The Company may also expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its finance businesses thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of March 31, 1999, the Company had $36.8 million in cash and cash equivalents. The Company also had available borrowing capacity of $76.3 million under its bank credit agreement pursuant to the borrowing base requirement of such facility.

In April 1999, the Company issued $200 million of 9.875% Senior Notes which are due in April 2006. Interest on the notes is payable semi-annually commencing in October 1999. The notes, which are unsecured, may be redeemed at the option of the company after April 2003 at a premium declining to par in April 2005.

The Company estimates that it will require additional external capital for fiscal 1999 in addition to existing capital resources in order to fund expansion of its lending activities. The Company anticipates that such funding will be in the form of additional securitization transactions and expansion of its warehouse credit facilities. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

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

The Company has developed a comprehensive project plan for achieving year 2000 readiness. An inventory of critical hardware and software has been completed and information technology components have been assessed. This assessment included major suppliers and business partners and the Company is monitoring their continued progress toward year 2000 compliance; however, the Company does not rely on any single supplier or partner to conduct business. The Company has completed the process of renovating or replacing critical systems. Integrated testing and installation of all renovated systems has been completed. In addition, the Company is currently developing contingency plans for critical systems. Year 2000 project costs incurred through March 31, 1999 have been approximately $900,000. The Company expects to incur an additional $100,000 of costs to fund year 2000 project efforts through the end of calendar year 1999.

The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company. However, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, would not have an adverse effect on the Company's systems or operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed above are forward looking statements that involve risks and uncertainties detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998. Such statements are only predictions and actual events or results may differ materially.

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

The Company made cash payments of $5.8 million and $6.2 million for the nine months ended March 31, 1999 and 1998, respectively, to settle Forward U.S. Treasury Rate Lock agreements. These amounts were included in the gain on sale of receivables in securitization transactions and are recovered over time through a higher gross interest rate spread on the related securitization transaction. There were no outstanding Forward U.S. Treasury Rate Lock agreements as of March 31, 1999.

All of the Company's Interest Rate Swap agreements are associated with securitization transactions completed prior to March 31, 1999 and the net market risk to the Company is not material.

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

                           Not Applicable

         Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)     Exhibits:

                           11.1    Statement Re Computation of Per Share
                                   Earnings

                           27.1    Financial Data Schedule

                           (b)     Reports on Form 8-K

                                   The Company did not file any reports on
                                   Form 8-K during the quarterly period
                                   ended March 31, 1999.

                                   Certain subsidiaries and affiliates of
                                   the Company filed reports on Form 8-K
                                   during the quarterly period ended March
                                   31, 1999 reporting monthly information
                                   related to securitization trusts.

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



                                                 AmeriCredit Corp.
                                       -------------------------------------
                                                   (Registrant)


Date: May 14, 1999               By:           /s/ Daniel E. Berce
                                       -------------------------------------
                                                   (Signature)

                                       Daniel E. Berce
                                       Chief Financial Officer