Form 10-K
period 1999-06-30
AMERICREDIT CORP
filed 1999-09-28
CIK 804269

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the fiscal year ended June 30, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

              For the transition period from          to

                        Commission file number 1-10667

                               AmeriCredit Corp.
            (Exact name of registrant as specified in its charter)

                Texas                                  75-2291093
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   801 Cherry Street, Suite 3900,                         76102
          Fort Worth, Texas                            (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (817) 302-7000

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class             Name of each exchange on which registered
               -------------------             -----------------------------------------
          Common Stock, $.01 par value                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

    9 1/4 % Senior Notes due 2004/Guarantee of 9 1/4% Senior Notes due 2004 9.875% Senior Notes due 2006/Guarantee of 9.875% Senior Notes due 2006
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of 56,510,765 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 10, 1999 was approximately $734,639,945. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

  There were 72,062,181 shares of Common Stock, $.01 par value outstanding as of September 10, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's Annual Report to Shareholders for the year ended June 30, 1999 ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               AMERICREDIT CORP.

                               INDEX TO FORM 10-K

 Item                                                                      Page
 No.                                                                       No.
 ----                                                                      ----
                                    PART I

  1.  Business..........................................................     3
  2.  Properties........................................................    17
  3.  Legal Proceedings.................................................    18
  4.  Submission of Matters to a Vote of Security Holders...............    18

                                    PART II

  5.  Market for Registrant's Common Equity and Related Stockholder         19
      Matters...........................................................
  6.  Selected Financial Data...........................................    19
  7.  Management's Discussion and Analysis of Financial Condition and       19
      Results of Operations.............................................
  7A. Quantitative and Qualitative Disclosures About Market Risk........    19
  8.  Financial Statements and Supplementary Data.......................    19
  9.  Changes in and Disagreements with Accountants on Accounting and       29
      Financial Disclosure..............................................

                                   PART III

 10.  Directors and Executive Officers of the Registrant................    29
 11.  Executive Compensation............................................    29
 12.  Security Ownership of Certain Beneficial Owners and Management....    29
 13.  Certain Relationships and Related Transactions....................    29

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    30

                                  SIGNATURES                                31

                                    PART I

ITEM 1. BUSINESS

General

  AmeriCredit Corp. was incorporated in Texas on May 18, 1988 and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. The Company's predecessor began the Company's business in March 1987, and the business has been operated continuously since that time. As used herein, the term "Company" refers to the Company, its wholly owned subsidiaries and its predecessor corporation. The Company's principal executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, 76102 and its telephone number is (817) 302-7000.

  The Company and its subsidiaries, including AmeriCredit Financial Services, Inc. ("AFSI"), a Delaware corporation, have been operating in the automobile finance business since September 1992. Through its AFSI branch network, the Company purchases loans made by franchised and select independent dealers to consumers buying late model used and, to a lesser extent, new automobiles. The Company targets consumers who are typically unable to obtain financing from traditional sources. Funding for the Company's auto lending activities is obtained primarily through the sale of loans in securitization transactions. The Company services its automobile lending portfolio at regional centers using automated loan servicing and collection systems.

  In November 1996, the Company acquired Americredit Corporation of California, a California corporation. This subsidiary, which operates as AmeriCredit Mortgage Services ("AMS"), originates mortgage loans and sells the loans and related servicing rights in the wholesale markets.

Automobile Finance Operations

  Target Market. The Company's automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company's typical borrowers have experienced prior credit difficulties or have limited credit histories. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at rates higher than those charged by traditional automobile financing sources. The Company also expects to sustain a higher level of credit losses than traditional automobile financing sources since the Company provides financing in a relatively high risk market.

 Dealership Marketing. Since the Company is primarily an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company selects these dealers because they sell the type of used cars the Company prefers to finance, specifically later model, low mileage used cars. Of the contracts purchased by the Company during the fiscal year ended June 30, 1999, approximately 95% were originated by manufacturer franchised dealers with used car operations and 5% by select independent dealers. The Company purchased contracts from 12,590 dealers during the fiscal year ended June 30, 1999. No dealer accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

  Prior to entering into a relationship with a dealer, the Company considers the dealer's operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a customer seeking to finance a vehicle purchase. Branch managers and other branch office personnel regularly telephone and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company's financing programs and capabilities. These personnel explain the Company's underwriting philosophy, including the preference for non-prime quality contracts secured by later model, lower mileage vehicles and the Company's practice of underwriting in the local branch office. To increase the effectiveness of these contacts, the branch managers and other branch office personnel have access to the Company's management information systems which detail current information regarding the number of applications submitted by a dealership, the Company's response and the reasons why a particular application was rejected.

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

  Branch Office Network. The Company uses a branch office network to market its financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by dealerships. Branch office personnel are responsible for the solicitation, enrollment and education of dealers regarding the Company's financing programs. The Company believes a local presence enables the Company to more fully service dealers and be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, the regulatory environment and the availability of qualified personnel. Branch offices are typically situated in suburban office buildings which are accessible to local dealers.

  Each branch office solicits dealers for contracts and maintains the Company's relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and one or more dealer and customer service representatives. Larger branch offices may also have additional assistant managers and/or dealer marketing representatives. The Company believes that the personal relationships its branch managers and other branch personnel establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company's dealer customer base. Branch managers are compensated with base salaries and annual incentives based on overall branch performance including factors such as branch credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash and stock option grants. The branch managers report to regional vice presidents.

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

                                                      Year Ended June 30,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
                                                     (dollars in thousands)
Number of branch offices........................        176        129       85
Dollar volume of contracts purchased............ $2,879,796 $1,737,813 $906,794
Number of producing dealerships(1)..............     12,590      9,204    5,657

--------
(1) A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

Underwriting and Purchasing of Contracts

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

  The credit scoring system considers data contained in the customer's credit application and credit bureau report as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether risk is acceptable and the price the Company should charge for that risk. The Company's credit scorecards are validated on a monthly basis through the comparison of actual versus projected performance by score. The Company endeavors to refine its proprietary scorecards based on new information and identified correlations relating to receivables performance.

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

  Decentralized Loan Approval Process. The Company purchases individual contracts through its branch offices based on a decentralized credit approval process tailored to local market conditions. Each branch manager has a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. In certain markets where a branch office is not present, contracts are purchased through the Company's regional purchasing offices. Although the credit approval process is decentralized, all credit decisions must comply with the Company's credit scoring strategies and underwriting policies and procedures.

  Loan application packages completed by prospective obligors are received via facsimile or electronic interface at the branch offices from dealers. Application data are entered into the Company's automated application processing system. A credit bureau report is automatically generated and a credit score is computed. Branch office personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. These personnel consider many factors in arriving at a credit decision, relying primarily on the applicant's credit score, but also taking into account the applicant's capacity to pay, stability, credit history, the contract terms and collateral value. The Company estimates that approximately 60% to 65% of applicants are denied credit by the Company typically because of their credit histories or other factors. Dealers are contacted regarding credit decisions by telefax, telephone or electronic interface. Declined and conditioned applicants are also provided with appropriate notification of the decision.

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

  The dealers send completed loan packages to the branch office. As part of the credit decision process, a customer service representative investigates the residence, employment and credit history of the applicant. Loan terms and insurance coverages are generally reverified with the customer by branch office personnel and the loan packages are forwarded to the Company's centralized loan services department. All loan documentation is scanned to create electronic images and key original documents are stored in a fire resistant vault. The loans are reviewed for proper documentation and regulatory compliance and are entered into the Company's loan accounting system. Once cleared for funding, the loan services department issues a check or electronically transfers funds to the dealer. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of the Company's contracts are fully amortizing with substantially equal monthly installments.

Servicing and Collections Procedures

  General. The Company's servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, maintaining physical damage insurance coverage of the financed vehicle and repossessing and liquidating collateral when necessary. The Company utilizes various automated systems to support its servicing and collections activities. The Company uses monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify the Company of an address change. Approximately 20 days before a customer's first payment due date and each month thereafter, the Company mails the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company's lockbox bank to the Company for posting to the loan accounting system. Payments may also be received directly by the Company from customers. All payment processing and customer account maintenance is performed centrally in Fort Worth, Texas by the loan services department. The Company receives servicing fees for servicing securitized receivables equal to 2.25% per annum of the outstanding principal balance of such receivables.

  The Company's collections activities are performed at regional centers located in Fort Worth, Texas, Tempe, Arizona and Charlotte, North Carolina. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of customers from a file of records extracted from the Company's database. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating time wasted on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of accounts daily.

  Once an account becomes more than 30 days delinquent, the account moves to the Company's mid-range collection unit. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes approximately 60 to 90 days past due, the Company typically initiates repossession of the financed vehicle. However, the Company may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.

  Payment deferrals are at times offered to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted, and when other methods of assisting the customer in meeting the contract terms and conditions have been exhausted. A deferral allows the customer to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). The collector reviews the customer's past payment history and statistically based behavioral score and assesses the customer's desire and capacity to make future payments. Before agreeing to a deferral, the collector must also ensure that the deferment transaction complies with the Company's policies and guidelines. Exceptions to the Company's policies and guidelines for deferrals must be approved by a collections officer. The loan services department processes deferment transactions. As of June 30, 1999, approximately 14% of the Company's managed receivables had received a deferral.

  Repossessions. Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company's ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company and must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

  Charge-Off Policy. The Company's policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent even if the Company has not repossessed the related vehicle. On accounts less than 120 days delinquent, the Company charges-off the account when the vehicle securing the delinquent contract is repossessed and disposed of. The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts which are more than 60 days contractually delinquent.

Risk Management

  Overview. The Company has developed procedures to evaluate and supervise the operations of each branch office on a centralized basis. The Company's risk management department is responsible for monitoring the contract purchase process and supporting the supervisory role of senior operations management. This department tracks via databases key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company's credit scoring system and is involved with third-party vendors in the development and enhancement of credit scorecards for the Company.

  The risk management department also prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to refine the structure and mix of new contract purchases. Portfolio returns can be reviewed on a consolidated basis, as well as at the branch office, dealer and contract levels.

  Behavioral Scoring. Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default and to validate the credit scoring system after the receivable has aged for a sufficient period of time, generally six to nine months. Default probabilities are calculated for each account independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of the Company's credit strategies.

  Collateral Value Management. The value of the collateral underlying the Company's receivables portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data, along with the Company's own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities as well as for reserve analysis models.

  Compliance Audits. The Company's internal audit department conducts regular compliance audits of branch office operations, loan services, collections and other functional areas. The primary objective of the audits is to measure compliance with the Company's written policies and procedures as well as regulatory matters. Branch office audits include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and extent of applicant data investigation. Written audit reports are distributed to local branch office personnel and the regional vice presidents for response and follow-up. Senior operations management reviews copies of these reports. Audit results and responses are also reviewed on a quarterly basis by an audit committee comprised of senior executive management.

Securitization of Loans

  Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 1999, the Company had securitized approximately $5.8 billion of automobile receivables, including a $1.0 billion securitization completed in May 1999.

  In its securitizations, the Company, through a wholly-owned subsidiary, transfers automobile receivables to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors, except for certain subordinated interests, which may be retained by the Company.

  When receivables are transferred to securitization trusts, the Company recognizes a gain on sale of receivables and continues to service such receivables. The gain on sale of receivables primarily represents the present value of estimated excess cash flows the Company expects to receive from the pool of receivables sold. The estimated excess cash flows are the difference between the cash collected from obligors on securitized receivables and the sum of principal and interest paid to investors in the asset-backed securities, contractual servicing fees, defaults, net of recoveries and other expenses such as trustee fees and financial guarantee insurance premiums. Concurrently with recognizing such gain on sale of receivables, the Company records a corresponding asset, interest only receivables from trusts, which includes the present value of estimated excess cash flows as described above.

  The calculation of interest-only receivables from trusts includes estimates of future losses and prepayment rates for the remaining term of the receivables sold since these factors impact the amount and timing of future cash collected on the receivables sold. The carrying value of interest-only receivables is reviewed quarterly by the Company for each separate securitization transaction. If future losses or prepayment rates exceed the Company's original estimates, the asset will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's original estimates would result in additional income when realized.

  In connection with the Company's securitization program, the Company arranges for a financial guaranty insurance policy to achieve a high grade credit rating on the asset-backed securities issued. The policies for each of the Company's securitizations have been provided by Financial Security Assurance Inc. ("FSA"), a monoline insurer, which insures the timely payment of principal and interest due on the asset-backed securities. The Company has limited reimbursement obligations to FSA; however, credit enhancement requirements, including FSA's encumbrance of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse FSA for any claims which may be made under the policies issued with respect to the Company's securitizations.

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

Regulation

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

  The Company believes that it maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that the Company will be able to maintain all requisite licenses and permits and the failure to satisfy those and other regulatory requirements could have a material adverse effect on its operations. Further, the adoption of additional, or the revision of existing rules and regulations could have a material adverse effect on the Company's business.

Competition

  Competition in the field of non-prime automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than the Company. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by the Company. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealers it serves, the Company competes predominately on the basis of its high level of dealer service and strong dealer relationships and by offering flexible loan terms. There can be no assurance that the Company will be able to compete successfully in this market or against these competitors.

Mortgage Loan Operations

  In November 1996, the Company acquired AMS. AMS originates and acquires mortgage loans through a network of mortgage brokers. AMS sells its mortgage loans and the related servicing rights in the wholesale markets. AMS does not currently represent a material portion of the Company's assets or revenues.

Risk Factors

  Dependence on Warehouse Credit Facilities. The Company depends on warehouse credit facilities with financial institutions to finance its purchase of contracts pending securitization. At June 30, 1999, the Company has five warehouse credit facilities with various financial institutions providing for revolving credit borrowings of up to a total of $1,070 million and $20 million Cdn., subject to defined borrowing bases. The Company has a $505 million warehouse facility which expires in September 1999 and a $375 million warehouse facility which expires in March 2000. The Company's bank credit agreement, which provides for up to $115 million of revolving borrowings subject to a borrowing base, matures in March 2000 and the $20 million Cdn. bank facility to fund Canadian auto receivables expires in November 1999. In July 1999, the Company renewed the mortgage subsidiary credit agreement reducing the amount the Company can borrow from $75 million to $25 million, subject to a borrowing base, and extending the maturity date to July 2000. The Company cannot guarantee that any of these financing resources will continue to be available at reasonable terms or at all. The availability of these financing sources depends on factors outside of the Company's control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace any of these facilities and arrange new warehouse credit facilities, it will have to curtail contract purchasing activities, which would have a material adverse effect on the Company's financial position, liquidity and results of operation.

  The Company's warehouse credit facilities contain extensive restrictions and covenants and require the Company to maintain specified financial ratios and satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Failure to meet any of these convenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict the Company's ability to obtain additional borrowings under these agreements. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control and the Company cannot guarantee that it will meet those financial ratios and tests.

  Dependence on Securitization Program. Since December 1994, the Company has relied upon its ability to aggregate and sell receivables in the asset-backed securities market to generate cash proceeds for repayment of warehouse credit facilities and to purchase additional contracts from automobile dealers. Further, gains on sales generated by the Company's securitizations currently represent the single largest component of the Company's revenues. The Company endeavors to effect securitizations of its receivables on at least a quarterly basis. Accordingly, adverse changes in the Company's asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company's ability to purchase and resell loans on a timely basis and upon terms reasonably favorable to the Company. Any delay in the sale of receivables beyond a quarter-end would eliminate the gain on sale that quarter and adversely affect the Company's reported earnings for that quarter. Any of these adverse changes or delays would have a material adverse effect on the Company's financial position, liquidity and results of operations.

  Dependence on Credit Enhancement. To date, all of the Company's securitizations have utilized credit enhancement in the form of financial guaranty insurance policies issued by Financial Security Assurance, Inc. ("FSA") in order to achieve AAA/Aaa ratings which reduces the costs of securitizations relative to alternative forms of financing available to the Company. FSA is not required to insure Company-sponsored securitizations and there can be no assurance that it will continue to do so or that future Company-sponsored securitizations will be similarly rated. Likewise, the Company is not required to utilize financial guaranty insurance policies issued by FSA or any other form of credit enhancement in connection with its securitizations. The Company recently began to utilize reinsurance and other credit enhancement alternatives to reduce the initial cash deposit related to securitization. A downgrading of FSA's credit rating or FSA's withdrawal of credit enhancement or the lack of availability of reinsurance or other alternative credit enhancements from the Company's securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial cash deposit requirements. These events could have a material adverse effect on the Company's financial position, liquidity and results of operations.

  Liquidity and Capital Needs. The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

  The Company requires substantial amounts of cash to fund its contract purchase and securitization activities. Although the Company recognizes a gain on the sale of receivables upon the closing of a securitization, it typically receives the cash representing that gain over the actual life of the receivables securitized. The Company also incurs significant transaction costs in connection with a securitization. Accordingly, the Company's strategy of securitizing substantially all of its newly purchased receivables and increasing the number of contracts purchased will require substantial amounts of cash.

  The Company expects to continue to require substantial amounts of cash as the volume of the Company's contract purchases increases and its securitization program grows. The Company's primary cash requirements include the funding of: (i) contract purchases pending their securitization and sale;
(ii) credit enhancement requirements in connection with the securitization and sale of the receivables; (iii) interest and principal payments under warehouse credit facilities, the Company's senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) capital expenditures for technology; (vi) ongoing operating expenses; and (vii) income tax payments due on receipt of excess cash flows from securitization trusts.

  The Company's primary sources of liquidity in the future are expected to be existing cash, financings under its warehouse credit facilities, sales of automobile receivables through securitizations, excess cash flow received from securitization trusts and further issuances of debt or equity securities, depending on capital market conditions.

  Because the Company's principal credit facilities are initially 364 days in length, the Company must renew these facilities annually. In addition, because the Company expects to continue to require substantial amounts of cash for the foreseeable future, it anticipates that it will need to enter into debt or equity financings regularly, in addition to quarterly securitizations. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of various financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to whether the terms on which such sources may be available will be acceptable.

  Leverage. The Company currently has substantial outstanding indebtedness. The Company's ability to make payments of principal or interest on, or to refinance its indebtedness will depend on its future operating performance and its ability to enter into additional securitizations and debt and/or equity financings, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control.

  If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on acceptable terms. The inability to obtain additional financing could have a material adverse effect on the Company.

  The degree to which the Company is leveraged creates risks including: (i) the Company may be unable to satisfy its obligations under its outstanding senior notes; (ii) the Company may be more vulnerable to adverse general economic and industry conditions; (iii) the Company may find it more difficult to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and (iv) the Company will have to dedicate a substantial portion of its cash resources to the payment of principal and interest on indebtedness outstanding thereby reducing the funds available for operations and future business opportunities. The Company's warehouse credit facilities and its indentures restrict its ability to, among other things: (i) sell or transfer assets; (ii) incur additional debt; (iii) repay other debt; (iv) pay dividends; (v) make certain investments or acquisitions; (vi) repurchase or redeem capital stock; (vii) engage in mergers or consolidations; and (viii) engage in certain transactions with subsidiaries and affiliates.

  The warehouse credit facilities and the indentures also require the Company to comply with certain financial ratios, covenants and asset quality maintenance requirements. These restrictions may interfere with the Company's ability to obtain financing or to engage in other necessary or desirable business activities.

  If the Company cannot comply with the requirements in its warehouse credit facilities, then the lenders may require it to immediately repay all of the outstanding debt under its facilities. If its debt payments were accelerated, the Company's assets might not be sufficient to fully repay the debt. These lenders may also require the Company to use all of its available cash to repay its debt, they may foreclose upon their collateral or they may prevent the Company from making payments to other creditors on certain portions of the Company's outstanding debt.

  The Company may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such a case, the Company's business, results of operations and financial condition would suffer.

  Default and Prepayment Risks. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of receivables sold to securitization trusts. Obligors under loans acquired by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held for sale by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of that allowance and results of operations could be adversely affected. In addition, under the terms of the warehouse credit facilities, the Company is not able to borrow against defaulted loans and loans greater than 30 days delinquent held by the Company.

  The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain recognized on these sales and the corresponding assets recorded on the Company's balance sheet are credit enhancement assets which are based on the present value of estimated future excess cash flows from the securitized receivables which will be received by the Company. Accordingly, credit enhancement assets are calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. As of June 30, 1999, credit enhancement assets totaled $494.9 million. Depending on the Company's growth, credit enhancement assets may become a larger share of the Company's overall assets.

  The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company sponsored securitizations ("restricted cash") into spread accounts which are pledged to FSA as security for the Company's obligation to reimburse FSA for any amounts which may be paid out on financial guarantee insurance policies.

  The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its credit enhancement assets, which consist of restricted cash, investments in trust receivables and interest-only receivables, by recording a charge to income and writing down the carrying value of these assets on its balance sheet. Future cash flows from securitization trusts may also be less than expected and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in defaults or prepayments would reduce the size of the Company's servicing portfolio, which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flow. A material write-down of credit enhancement assets and the corresponding decreases in earnings and cash flow could limit the Company's ability to service debt and to enter into future securitizations and other financings. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon future events.

  Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing. Generally, the form of credit enhancement agreement the Company enters into in connection with securitization transactions contains specified limits on the delinquency, default and loss rates on the receivables included in each securitization trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default and loss rates were exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow. Further, the credit enhancement requirements for each securitization trust are cross-collateralized to the credit enhancement requirements established in connection with each of the Company's other securitization trusts, so that excess cash flow from a performing securitization trust insured by FSA may be used to support increased credit enhancement requirements for a non-performing securitization trust insured by FSA, which would further restrict excess cash flow available to the Company. The Company has on occasion exceeded these specified limits, however, FSA has either waived each of these occurrences or amended the agreements. The Company can give no assurance that FSA would waive any such future occurrence or amend the agreements. Any refusal of FSA to waive any such future occurrence or amend the agreements could have a material adverse effect on the Company's financial position, liquidity and results of operations.

  The credit enhancement agreements entered into in connection with securitization transactions contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher than the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed these additional specified limits applicable to that trust, provisions of the credit enhancement agreements permit FSA to terminate the Company's servicing rights to the receivables sold to that trust. In addition, the servicing agreements are cross-defaulted so that a default under one servicing agreement would allow FSA to terminate the Company's servicing rights under all of its servicing agreements. Although the Company has never exceeded such delinquency, default or loss rates, there can be no assurance that the Company's servicing rights with respect to the automobile receivables in such trusts or any other trust which exceeds the specified limits in future periods will not be terminated. FSA has other rights to terminate the Company as servicer if (i) the Company were to breach its obligations under the servicing agreements, (ii) FSA was required to make payments under its policies or (iii) certain bankruptcy or insolvency events were to occur. As of June 30, 1999, no such termination events have occurred with respect to any of the trusts formed by the Company.

  Reliance on Revenue Generated from the Sale of Loans to Trusts. The Company periodically sells auto receivables to certain special purpose financing trusts and these trusts in turn issue asset-backed securities to investors. The Company retains an interest in the receivables sold in the form of a residual or interest-only strip and may also retain other subordinated interests in the receivables sold to the trusts. The residual or interest-only strips represent the present value of future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses.

  Upon the transfer of receivables to the trusts the Company removes the net book value of the receivables sold from its consolidated balance sheets and allocates the carrying value between the assets transferred and the interests retained, based upon their relative fair values at the settlement date. The difference between the sales proceeds, net of transaction costs and the allocated basis of the assets transferred is recognized as a gain on sale of receivables.

  For the year ended June 30, 1999, the Company recognized a gain on sale of auto receivables of $162.4 million or approximately 48% of revenue during that period. If the Company is unable to originate new loans and sell them to the trusts, the Company could experience a significant change in the timing of revenue recognition and reported income. Further, there can be no assurance that the Company will recognize gains on future sales of receivables to the trusts consistent with the gains on previous sales.

  Implementation of Business Strategy. The Company's financial position and results of operations depend on Company management's ability to execute its business strategy. Key factors involved in execution of such business strategy include continued expansion of automobile contract purchase volume, continued and successful use of proprietary scoring models for risk-based pricing, the use of sophisticated risk management techniques, continued investment in technology to support operating efficiency and growth and funding and liquidity through securitizations. The failure or inability of the Company to execute any element of its business strategy could materially adversely affect its financial position, liquidity and results of operations.

  The Company's business strategy also includes leveraging its expertise to broaden its lending to non-prime borrowers through the operations of AMS.

  The Company plans to expand its indirect automobile finance business by adding additional branch offices and by increasing the dealer penetration of the Company's existing branch offices. The success of this strategy is dependent upon, among other factors, the Company's ability to hire and retain qualified branch managers and other personnel, to develop relationships with more dealers and to expand the Company's current relationships with existing dealer customers. The Company is faced with intense competition in attracting key personnel and establishing relationships with new dealers. Dealers often already have favorable non-prime financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's market may result in a reduction in the profitability of the contracts that the Company purchases or a decrease in contract acquisition volume, which would adversely affect the Company's results of operations.

  The growth of the Company's servicing portfolio has resulted in increased need for additional personnel and expansion of systems capacity. The Company's ability to support, manage and control growth is dependent upon, among other things, the Company's ability to hire, train, supervise and manage its growing workforce. There can be no assurance that the Company will have trained personnel and systems adequate to support the Company's growth strategy.

  Credit-Impaired Borrowers. The Company specializes in purchasing, securitizing and servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages these risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company's financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

  Economic Conditions. Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the Company focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans could be higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slow down or recession, the Company's servicing costs may increase without a corresponding increase in its servicing fee income. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company's ability to enter into future securitizations and correspondingly, its financial position, liquidity and results of operations.

  Interest Rates. The Company's profitability may be directly affected by the level of and fluctuations in interest rates, which affect the Company's ability to earn a gross interest rate spread. As the level of interest rates increase, the Company's gross interest rate spread will generally decline since the rates charged on the contracts purchased from dealers are limited by statutory maximums, affording the Company little opportunity to pass on increased interest costs. Furthermore, the Company's future gains recognized upon the securitization of automobile receivables will also be affected by interest rates. The Company recognizes a gain in connection with its securitizations based upon the estimated present value of projected future excess cash flows from the securitization Trusts, which is largely dependent upon the gross interest rate spread. The Company believes that its profitability and liquidity would be adversely affected during any period of higher interest rates, possibly to a material degree. The Company monitors the interest rate environment and employs pre-funding or other hedging strategies designed to mitigate the impact of changes in interest rates. There can be no assurance, however, that pre-funding or other hedging strategies will mitigate the impact of changes in interest rates.

  Labor Market Conditions. Low unemployment rates driven by economic growth and the continued expansion of consumer credit markets could contribute to an increase in the Company's employee turnover rate. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on the Company's delinquency, default and net loss rates and, ultimately, the Company's financial condition, results of operations and liquidity.

  Competition. Reference should be made to Item 1. "Business--Automobile Finance Operations--Competition" for a discussion of competitive risk factors.

  Regulation. Reference should be made to Item 1. "Business--Automobile Finance Operations--Regulation" for a discussion of regulatory risk factors.

 Year 2000 Issue

  The year 2000 issue is the result of computer programs and embedded hardware systems having been developed using two digits rather than four to define the applicable year. These computer programs or hardware that have date-sensitive software or embedded chips may use a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions or failure to the Company's operations including, among other things, a temporary inability to transact new business or communicate with its customers. The Company has substantially completed its year 2000 compliance review, which included obtaining certifications from third party software vendors regarding the year 2000 compliance of their software applications, testing the Company's core operating systems and identifying and repairing any problems. The Company believes that it is year 2000 compliant. However, the Company may experience degradation in the performance of its systems or complete system failure if its assessment is erroneous or if the Company encounters unforeseen difficulties. Any of these events, whether occurring in the Company's systems or the systems of others, could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

  At June 30, 1999, the Company employed 2,241 persons in 41 states and two Canadian provinces. None of the Company's employees are a part of a collective bargaining agreement and the Company's relationships with employees are satisfactory.


Executive Officers

  The following sets forth certain data concerning the executive officers of the Company as of June 30, 1999.

   Name                   Age                       Position
   ----                   ---                       --------
Clifton H. Morris, Jr...   63 Chairman of the Board and Chief Executive Officer
Michael R. Barrington...   40 Vice Chairman of the Board, President and Chief
                              Operating  Officer
Daniel E. Berce.........   45 Vice Chairman of the Board and Chief Financial
                              Officer
Edward H. Esstman.......   58 Executive Vice President--Auto Finance Division;
                              President  and Chief Operating Officer of
                              AmeriCredit Financial  Services, Inc. and Director
Chris A. Choate.........   36 Senior Vice President, General Counsel and Secretary
Joseph E. McClure.......   51 Executive Vice President and Chief Information
                              Officer
Cheryl L. Miller........   35 Executive Vice President, Director of Collections
                              and Customer  Service of AmeriCredit Financial
                              Services, Inc.
Michael T. Miller.......   37 Executive Vice President and Chief Credit Officer
Preston A. Miller.......   35 Executive Vice President and Treasurer
Cinde C. Perales........   38 Executive Vice President and Director of Loan
                              Services of  AmeriCredit Financial Services, Inc.

  CLIFTON H. MORRIS, JR. has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to November 1996. Mr. Morris is also a director of Service Corporation International, a publicly held company which owns and operates funeral homes and related businesses, and Cash America International Inc., a publicly held pawn brokerage company.

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

  DANIEL E. BERCE has been Vice Chairman and Chief Financial Officer of the Company since November 1996 and was Executive Vice President, Chief Financial Officer and Treasurer for the Company from November 1994 until November 1996. Mr. Berce was Vice President, Chief Financial Officer and Treasurer of the Company from May 1991 until November 1994. Mr. Berce is also a director of INSpire Insurance Solutions Inc., a publicly held company, which provides policy and claims administration services to the property and casualty insurance industry.

  EDWARD H. ESSTMAN has been President and Chief Operating Officer of AFSI since November 1996. Mr. Esstman was Executive Vice President, Director of Consumer Finance Operations of AFSI from November 1994 until November 1996 and was Senior Vice President, Director of Consumer Finance of AFSI from AFSI's formation in July 1992 until November 1994. Mr. Esstman has also been Executive Vice President--Auto Finance Division for the Company since November 1996 and Senior Vice President and Chief Credit Officer for the Company from November 1994 until November 1996.

  CHRIS A. CHOATE has been Senior Vice President, General Counsel and Secretary of the Company since November 1996 and was Vice President, General Counsel and Secretary of the Company from November 1994 until November 1996 and General Counsel and Secretary of the Company from January 1993 until November 1994. From July 1991 until January 1993, Mr. Choate was Assistant General Counsel.

  JOSEPH E. McCLURE has been Executive Vice President, Chief Information Officer of the Company since April 1999 and was Senior Vice President, Chief Information Officer from October 1998 until April 1999. Prior to that, Mr. McClure was Executive Vice President, Division Information Officer of Associates First Capital Corp. and was in that position for more than five years.

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

  MICHAEL T. MILLER has been Executive Vice President and Chief Credit Officer since July 1998 and was Senior Vice President and Chief Credit Officer of the Company from November 1996 until July 1998. Mr. Miller was Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff of AFSI from November 1994 until November 1996 and Vice President, Risk Management, Credit Policy and Planning of AFSI from AFSI's formation in July 1992 until November 1994. Michael T. Miller is the brother of
Cheryl L. Miller.

  PRESTON A. MILLER has been Executive Vice President and Treasurer of the Company since July 1998 and was Senior Vice President and Treasurer of the Company from November 1996 until July 1998. Mr. Miller was Vice President and Controller of the Company from November 1994 until November 1996 and was Controller of the Company from September 1989 until November 1994.

  CINDE C. PERALES has been Executive Vice President, Director of Loan Services of AFSI since July 1998 and was Senior Vice President, Director of Loan Services of AFSI from March 1996 until July 1998 and Vice President, Director of Loan Services of AFSI from October 1992 until March 1996.

ITEM 2. PROPERTIES

  The Company's executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 113,000 square foot leased office space under a 12 year lease that commenced in July 1999. This building is utilized by the Company for branch office support and administrative activities. The Company also leases 67,000 square feet of office space in Tempe, Arizona under a ten year agreement with renewal options, 56,000 square feet of office space in Charlotte, North Carolina under a ten year agreement with renewal options and 250,000 square feet of office space in Arlington, Texas under a five year agreement. These facilities are used primarily for loan servicing and collections activities.

  The Company's executive offices were formerly located in a 43,000 square foot building purchased in 1994. The Company intends to sell this building.

  The Company's branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

  As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, fraud and discriminatory treatment of credit applicants, which could take the form of a plaintiffs' class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company is a defendant has been brought as a putative class action and is pending in the State of California. A class has yet to be certified in this case, in which the plaintiffs allege certain defects in post-repossession notice forms in the State of California and no court date has been set, nor are any hearings presently scheduled.

  Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company's business activities. However, there can be no assurance that the Company will be able to successfully defend against all such claims or that the determination of any such claim in a manner adverse to the Company would not have a material adverse effect on the Company's automobile finance business.

  On April 8, 1999, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements for the second, third and fourth quarters of fiscal year 1997, fiscal year 1998 and the first quarter of fiscal year 1999. The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for the three months ended September 30, 1998 and the fiscal years ended June 30, 1998, 1997 and 1996. In the opinion of management, this litigation is without merit and the Company intends to vigorously defend against the complaint.

  In the opinion of management, the resolution of the proceedings described in this section will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company has never paid cash dividends on its common stock. The Company's warehouse credit facilities and the Indentures pursuant to which the senior notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information contained under the caption "Financial Review--Interest Rate Risk" in the Annual Report is incorporated herein by reference in response to this Item 7A.

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

  The following supplementary information presents consolidating financial data for (i) the Company (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999.

  Investments in subsidiaries are accounted for by the parent company on the equity method for purposes of the presentation set forth below. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                          CONSOLIDATING BALANCE SHEET
                                 June 30, 1999
                             (Dollars in Thousands)

                         AmeriCredit
                            Corp.    Guarantors  Non-Guarantors Eliminations Consolidated
                         ----------- ----------  -------------- ------------ ------------
ASSETS
Cash and cash
 equivalents............             $  20,246      $    943                  $   21,189
Receivables held for
 sale, net..............               256,771       199,238                     456,009
Interest-only
 receivables from
 Trusts.................  $  1,337                   190,528                     191,865
Investments in Trust
 receivables............                             195,598                     195,598
Restricted cash.........                             107,399                     107,399
Property and equipment,
 net....................       349      40,796                                    41,145
Other assets............    11,510      30,170         8,602                      50,282
Due (to) from
 affiliates.............   567,368    (478,520)      (88,848)
Investment in
 affiliates.............   198,339     118,024         1,050     $(317,413)
                          --------   ---------      --------     ---------    ----------
    Total assets........  $778,903   $ (12,513)     $614,510     $(317,413)   $1,063,487
                          ========   =========      ========     =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit
   facilities...........             $  20,290      $ 94,369                  $  114,659
  Senior notes..........  $375,000                                               375,000
  Other notes payable...    17,874                                                17,874
  Accrued taxes and
   expenses.............    16,062      65,902           265                      82,229
  Deferred income
   taxes................   (29,763)    (42,016)      145,774                      73,995
                          --------   ---------      --------     ---------    ----------
    Total liabilities...   379,173      44,176       240,408                     663,757
                          --------   ---------      --------     ---------    ----------
Shareholders' equity:
  Common stock..........       715         203             3     $    (206)          715
  Additional paid-in
   capital..............   252,194     108,475       118,840      (227,315)      252,194
  Accumulated other
   comprehensive
   income...............    21,410                    21,410       (21,410)       21,410
  Retained earnings.....   147,610    (165,367)      233,849       (68,482)      147,610
                          --------   ---------      --------     ---------    ----------
                           421,929     (56,689)      374,102      (317,413)      421,929
Treasury stock..........   (22,199)                                              (22,199)
                          --------   ---------      --------     ---------    ----------
    Total shareholders'
     equity.............   399,730     (56,689)      374,102      (317,413)      399,730
                          --------   ---------      --------     ---------    ----------
    Total liabilities
     and shareholders'
     equity.............  $778,903   $ (12,513)     $614,510     $(317,413)   $1,063,487
                          ========   =========      ========     =========    ==========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                          CONSOLIDATING BALANCE SHEET
                                 June 30, 1998
                             (Dollars in Thousands)

                         AmeriCredit
                            Corp.    Guarantors  Non-Guarantors Eliminations Consolidated
                         ----------- ----------  -------------- ------------ ------------
ASSETS
Cash and cash
 equivalents............             $  30,157      $  2,930                   $ 33,087
Receivables held for
 sale, net..............               178,219       164,634                    342,853
Interest-only
 receivables from
 Trusts.................  $ (2,151)      3,623       130,222                    131,694
Investments in Trust
 receivables............                 2,109        96,748                     98,857
Restricted cash.........                              55,758                     55,758
Property and equipment,
 net....................       175      23,210                                   23,385
Other assets............     8,911      13,003         6,123                     28,037
Due (to) from
 affiliates.............   330,924    (226,892)     (104,032)
Investment in
 affiliates.............   110,623      13,921             2     $(124,546)
                          --------   ---------      --------     ---------     --------
    Total assets........  $448,482   $  37,350      $352,385     $(124,546)    $713,671
                          ========   =========      ========     =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit
   facilities...........             $  24,900      $140,708                   $165,608
  Senior notes..........  $175,000                                              175,000
  Other notes payable...     6,384          26                                    6,410
  Accrued taxes and
   expenses.............    (2,280)     53,950        (4,538)                    47,132
  Deferred income
   taxes................   (18,470)    (16,637)       66,780                     31,673
                          --------   ---------      --------     ---------     --------
    Total liabilities...   160,634      62,239       202,950                    425,823
                          --------   ---------      --------     ---------     --------
Shareholders' equity:
  Common stock..........       693         203             3     $    (206)         693
  Additional paid-in
   capital..............   230,269     108,336        13,921      (122,257)     230,269
  Accumulated other
   comprehensive
   income...............     7,234                     7,234        (7,234)       7,234
  Retained earnings.....    72,770    (133,428)      128,277         5,151       72,770
                          --------   ---------      --------     ---------     --------
                           310,966     (24,889)      149,435      (124,546)     310,966
Treasury stock..........   (23,118)                                             (23,118)
                          --------   ---------      --------     ---------     --------
    Total shareholders'
     equity.............   287,848     (24,889)      149,435      (124,546)     287,848
                          --------   ---------      --------     ---------     --------
    Total liabilities
     and shareholders'
     equity.............  $448,482   $  37,350      $352,385     $(124,546)    $713,671
                          ========   =========      ========     =========     ========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                       CONSOLIDATING STATEMENT OF INCOME
                            Year Ended June 30, 1999
                             (Dollars in Thousands)

                         AmeriCredit
                            Corp.    Guarantors Non-Guarantors Eliminations Consolidated
                         ----------- ---------- -------------- ------------ ------------
Revenue
  Finance charge
   income...............              $ 42,302     $ 32,986                   $ 75,288
  Gain on sale of
   receivables..........  $ (6,394)      2,400      173,886                    169,892
  Servicing fee income..               120,044        8,539     $ (42,617)      85,966
  Other income..........    39,585       3,428          744       (39,447)       4,310
  Equity in income of
   affiliates...........    73,633                                (73,633)
                          --------    --------     --------     ---------     --------
                           106,824     168,174      216,155      (155,697)     335,456
                          --------    --------     --------     ---------     --------
Costs and expenses
  Operating expenses....     6,900     201,004           58       (42,617)     165,345
  Provision for losses..                 3,979        5,650                      9,629
  Interest expense......    22,983      20,097       35,159       (39,447)      38,792
                          --------    --------     --------     ---------     --------
                            29,883     225,080       40,867       (82,064)     213,766
                          --------    --------     --------     ---------     --------
Income before income
 taxes..................    76,941     (56,906)     175,288       (73,633)     121,690
Income tax provision....     2,101     (24,967)      69,716                     46,850
                          --------    --------     --------     ---------     --------
Net income..............  $ 74,840    $(31,939)    $105,572     $ (73,633)    $ 74,840
                          ========    ========     ========     =========     ========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                       CONSOLIDATING STATEMENT OF INCOME
                            Year Ended June 30, 1998
                             (Dollars in Thousands)

                         AmeriCredit
                            Corp.    Guarantors Non-Guarantors Eliminations Consolidated
                         ----------- ---------- -------------- ------------ ------------
Revenue
  Finance charge
   income...............              $ 39,114     $ 16,723                   $ 55,837
  Gain on sale of
   receivables..........   $(6,729)      1,350      108,573                    103,194
  Servicing fee income..                91,682        9,822     $ (53,594)      47,910
  Other income..........    31,029       1,268          741       (30,643)       2,395
  Equity in income of
   affiliates...........    50,179                                (50,179)
                           -------    --------     --------     ---------     --------
                            74,479     133,414      135,859      (134,416)     209,336
                           -------    --------     --------     ---------     --------
Costs and expenses
  Operating expenses....    10,800     137,273            5       (53,594)      94,484
  Provision for losses..                 7,555                                   7,555
  Interest expense......    14,776      24,192       18,810       (30,643)      27,135
                           -------    --------     --------     ---------     --------
                            25,576     169,020       18,815       (84,237)     129,174
                           -------    --------     --------     ---------     --------
Income before income
 taxes..................    48,903     (35,606)     117,044       (50,179)      80,162
Income tax provision....      (398)    (11,148)      42,407                     30,861
                           -------    --------     --------     ---------     --------
Net income..............   $49,301    $(24,458)    $ 74,637     $ (50,179)    $ 49,301
                           =======    ========     ========     =========     ========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                       CONSOLIDATING STATEMENT OF INCOME
                            Year Ended June 30, 1997
                             (Dollars in Thousands)

                         AmeriCredit
                            Corp.    Guarantors Non-Guarantors Eliminations Consolidated
                         ----------- ---------- -------------- ------------ ------------
Revenue
  Finance charge
   income...............              $ 36,633     $ 8,277                    $ 44,910
  Gain on sale of
   receivables..........   $  (855)      2,939      50,239                      52,323
  Servicing fee income..                56,343       6,230       $(39,081)      23,492
  Other income..........    18,348       1,280         914        (17,911)       2,631
  Equity in income of
   affiliates...........    24,119                                (24,119)
                           -------    --------     -------       --------     --------
                            41,612      97,195      65,660        (81,111)     123,356
                           -------    --------     -------       --------     --------
Costs and expenses
  Operating expenses....     5,282      83,997       1,717        (39,081)      51,915
  Provision for losses..                 6,595                                   6,595
  Interest expense......     5,116      17,202      11,905        (17,911)      16,312
                           -------    --------     -------       --------     --------
                            10,398     107,794      13,622        (56,992)      74,822
                           -------    --------     -------       --------     --------
Income before income
 taxes..................    31,214     (10,599)     52,038        (24,119)      48,534
Income tax provision....     1,365      (2,481)     19,801                      18,685
                           -------    --------     -------       --------     --------
Net income..............   $29,849    $ (8,118)    $32,237       $(24,119)    $ 29,849
                           =======    ========     =======       ========     ========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended June 30, 1999
                             (Dollars in Thousands)

                          AmeriCredit                 Non-
                             Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                          ----------- -----------  -----------  ------------  ------------
Cash flows from
 operating activities
 Net income.............   $  74,840  $   (31,939) $   105,572  $   (73,633)  $    74,840
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities
 Depreciation and
  amortization..........          41       12,604                                  12,645
 Provision for losses...                    3,979        5,650                      9,629
 Deferred income taxes..      (1,375)     (25,379)      70,118                     43,364
 Non-cash servicing fee
  income................                               (12,525)                   (12,525)
 Non-cash gain on sale
  of auto receivables...                              (157,757)                  (157,757)
 Distributions from
  Trusts................                                44,531                     44,531
 Equity in income of
  affiliates............     (73,633)                                73,633
 Changes in assets and
  liabilities
 Other assets...........       3,304      (11,950)       2,469                     (6,177)
 Accrued taxes and
  expenses..............      18,342       11,952        4,803                     35,097
                           ---------  -----------  -----------  -----------   -----------
 Net cash provided by
  operating activities..      21,519      (40,733)      62,861                     43,647
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 investing activities
 Purchases of auto
  receivables...........               (2,868,633)  (2,783,160)   2,783,160    (2,868,633)
 Originations of
  mortgage receivables..                 (297,535)                               (297,535)
 Principal collections
  and recoveries on
  receivables...........                    6,381       15,143                     21,524
 Net proceeds from sale
  of auto receivables...                2,783,160    2,727,763   (2,783,160)    2,727,763
 Net proceeds from sale
  of mortgage
  receivables...........                  294,096                                 294,096
 Initial deposits to
  restricted cash                                     (82,750)                   (82,750)
 Return of deposits from
  restricted cash.......                                23,000                     23,000
 Purchases of property
  and equipment.........        (215)     (14,513)                                (14,728)
 Change in other
  assets................                   (5,514)      (4,948)                   (10,462)
 Net change in
  investment in
  affiliates............          93     (104,103)      (1,048)     105,058
                           ---------  -----------  -----------  -----------   -----------
 Net cash used by
  investing activities..        (122)    (206,661)    (106,000)     105,058      (207,725)
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 financing activities
 Net change in warehouse
  credit facilities.....                   (4,610)     (46,339)                   (50,949)
 Proceeds from issuance
  of senior notes.......     194,097                                              194,097
 Payments on other notes
  payable...............      (3,890)         (26)                                 (3,916)
 Proceeds from issuance
  of common stock.......      12,948          139      104,919     (105,058)       12,948
 Net change in due (to)
  from affiliates.......    (224,552)     241,980      (17,428)
                           ---------  -----------  -----------  -----------   -----------
 Net cash provided by
  financing activities..     (21,397)     237,483       41,152     (105,058)      152,180
                           ---------  -----------  -----------  -----------   -----------
Net increase (decrease)
 in cash and cash
 equivalents............                   (9,911)      (1,987)                   (11,898)
Cash and cash
 equivalents at
 beginning of year......                   30,157        2,930                     33,087
                           ---------  -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year...................              $    20,246  $       943                $    21,189
                           =========  ===========  ===========  ===========   ===========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended June 30, 1998
                             (Dollars in Thousands)

                          AmeriCredit                 Non-
                             Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                          ----------- -----------  -----------  ------------  ------------
Cash flows from
 operating activities
 Net income.............   $ 49,301   $   (24,458) $    74,637  $   (50,179)  $    49,301
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities
 Depreciation and
  amortization..........         50         4,448                                   4,498
 Provision for losses...                    7,555                                   7,555
 Deferred income taxes..        390       (11,826)      42,410                     30,974
 Non-cash servicing fee
  income................                               (10,867)                   (10,867)
 Non-cash gain on sale
  of auto receivables...                               (96,405)                   (96,405)
 Distributions from
  Trusts................                                43,807                     43,807
 Equity in income of
  affiliates............    (50,179)                                 50,179
 Changes in assets and
  liabilities
 Other assets...........       (420)         (739)      (2,165)                    (3,324)
 Accrued taxes and
  expenses..............    (10,368)       25,963       (3,321)                    12,274
                           --------   -----------  -----------  -----------   -----------
 Net cash provided by
  operating activities..    (11,226)          943       48,096                     37,813
                           --------   -----------  -----------  -----------   -----------
Cash flows from
 investing activities
 Purchases of auto
  receivables...........               (1,713,582)  (1,777,748)   1,777,748    (1,713,582)
 Originations of
  mortgage receivables..                 (137,169)                               (137,169)
 Principal collections
  and recoveries on
  receivables...........                    8,560       28,787                     37,347
 Net proceeds from sale
  of auto receivables...                1,777,748    1,609,970   (1,777,748)    1,609,970
 Net proceeds from sale
  of mortgage
  receivables...........                  119,683                                 119,683
 Initial deposits to
  restricted cash.......                               (56,725)                   (56,725)
 Purchases of property
  and equipment.........         11        (9,467)                                 (9,456)
 Change in other
  assets................      5,000                         64                      5,064
 Net change in
  investment in
  affiliates............     (9,998)       (3,921)          (2)      13,921
                           --------   -----------  -----------  -----------   -----------
 Net cash used by
  investing activities..     (4,987)       41,852     (195,654)      13,921      (144,868)
                           --------   -----------  -----------  -----------   -----------
Cash flows from
 financing activities
 Net change in warehouse
  credit facilities.....                  (47,145)     140,708                     93,563
 Proceeds from issuance
  of senior notes.......     47,762                                                47,762
 Payments on other notes
  payable...............     (1,346)           (7)     (23,689)                   (25,042)
 Proceeds from issuance
  of common stock.......     17,832                     13,921      (13,921)       17,832
 Net change in due (to)
  from affiliates.......    (48,035)       30,526       17,509
                           --------   -----------  -----------  -----------   -----------
 Net cash provided by
  financing activities..     16,213       (16,626)     148,449      (13,921)      134,115
                           --------   -----------  -----------  -----------   -----------
Net increase (decrease)
 in cash and cash
 equivalents............                   26,169          891                     27,060
Cash and cash
 equivalents at
 beginning of year......                    3,988        2,039                      6,027
                           --------   -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year...................              $    30,157  $     2,930                $    33,087
                           ========   ===========  ===========  ===========   ===========

                               AMERICREDIT CORP.
                           SUPPLEMENTARY INFORMATION
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended June 30, 1997
                             (Dollars in Thousands)

                          AmeriCredit                Non-
                             Corp.    Guarantors  Guarantors  Eliminations Consolidated
                          ----------- ----------  ----------  ------------ ------------
Cash flows from
 operating activities
 Net income.............   $  29,849  $  (8,118)  $  32,237    $ (24,119)   $  29,849
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities............
 Depreciation and
  amortization..........          28      2,175                                 2,203
 Provision for losses...                  6,595                                 6,595
 Deferred income taxes..         135     (1,048)     19,799                    18,886
 Non-cash servicing fee
  income................                             (7,991)                   (7,991)
 Non-cash gain on sale
  of auto receivables...                (52,534)                              (52,534)
 Distributions from
  Trusts................                             19,347                    19,347
 Equity in income of
  affiliates............     (24,119)                             24,119
 Changes in assets and
  liabilities
 Other assets...........         917     (3,083)       (175)                   (2,341)
 Accrued taxes and
  expenses..............       4,835     18,278      (1,124)                   21,989
                           ---------  ---------   ---------    ---------    ---------
 Net cash provided by
  operating activities..      11,645    (37,735)     62,093                    36,003
                           ---------  ---------   ---------    ---------    ---------
Cash flows from
 investing activities
 Purchases of auto
  receivables...........               (869,975)   (814,107)     814,107     (869,975)
 Originations of
  mortgage receivables..                (53,770)                              (53,770)
 Principal collections
  and recoveries on
  receivables...........                 (4,064)     56,224                    52,160
 Net proceeds from sale
  of auto receivables...                814,107     799,600     (814,107)     799,600
 Net proceeds from sale
  of mortgage
  receivables...........                 52,489                                52,489
 Initial deposits to
  restricted cash.......                            (71,400)                  (71,400)
 Purchases of property
  and equipment.........         (81)    (4,430)                               (4,511)
 Change in other
  assets................          58                  2,402                     2,460
 Net change in
  investment in
  affiliates............      25,605    (22,981)     (2,624)
                           ---------  ---------   ---------    ---------    ---------
 Net cash used by
  investing activities..      25,582    (88,624)    (29,905)                  (92,947)
                           ---------  ---------   ---------    ---------    ---------
Cash flows from
 financing activities
 Net change in warehouse
  credit facilities.....                (17,264)                              (17,264)
 Proceeds from issuance
  of senior notes.......     120,894                                          120,894
 Payments on other notes
  payable...............        (552)               (44,158)                  (44,710)
 Proceeds from issuance
  of common stock.......       6,293                                            6,293
 Purchase of treasury
  stock.................      (4,387)                                          (4,387)
 Net change in due (to)
  from affiliates.......    (154,562)   147,698       6,864
                           ---------  ---------   ---------    ---------    ---------
 Net cash provided by
  financing activities..     (32,314)   130,434     (37,294)                   60,826
                           ---------  ---------   ---------    ---------    ---------
Net increase (decrease)
 in cash and cash
 equivalents............       4,913      4,075      (5,106)                    3,882
Cash and cash
 equivalents at
 beginning of year......      (4,913)       (87)      7,145                     2,145
                           ---------  ---------   ---------    ---------    ---------
Cash and cash
 equivalents at end of
 year...................              $   3,988   $   2,039                 $   6,027
                           =========  =========   =========    =========    =========

        REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION

Board of Directors and Shareholders
AmeriCredit Corp.

  Our report on the audits of the consolidated financial statements of AmeriCredit Corp. as of June 30, 1999 and 1998 and for the three years ended June 30, 1999, 1998 and 1997 has been incorporated by reference in this Form 10-K from page 38 of the 1999 Annual Report to Shareholders of AmeriCredit Corp. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The related financial statement schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

                                          PricewaterhouseCoopers LLP

Fort Worth, Texas
August 4, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10. See
Item 1. "Business--Executive Officers" for information concerning executive officers.

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

Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 1999 and 1998.

  Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 1999, 1998 and 1997.

  Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997.

  Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.

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

(5) A report on Form 8-K dated April 12, 1999 was filed with the Commission to report under Item 5, the offering of $125 million aggregate principal amount of senior notes to certain qualified institutional buyers.

    A report on Form 8-K dated April 21, 1999 was filed with the Commission to report under Item 5, the issuance of $200 million of 9.875% Senior Notes due 2006.

    Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended June 30, 1999 reporting monthly information related to securitization trusts.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1999.

                                          AmeriCredit Corp.

                                                 /s/ Clifton H. Morris, Jr.
                                          By: _________________________________
                                                   Clifton H. Morris, Jr.
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Clifton H. Morris, Jr.         Chairman of the Board and  September 21, 1999
______________________________________  Chief Executive Officer
        Clifton H. Morris, Jr.

       /s/ Daniel E. Berce             Vice Chairman and Chief    September 21, 1999
______________________________________  Financial Officer
           Daniel E. Berce

    /s/ Michael R. Barrington          Vice Chairman, President   September 21, 1999
______________________________________  and Chief Operating
        Michael R. Barrington           Officer

      /s/ Edward H. Esstman            Executive Vice President,  September 21, 1999
______________________________________  Auto Finance Division and
          Edward H. Esstman             Director

          /s/ A. R. Dike               Director                   September 21, 1999
______________________________________
              A. R. Dike

        /s/ James H. Greer             Director                   September 21, 1999
______________________________________
            James H. Greer

      /s/ Douglas K. Higgins           Director                   September 21, 1999
______________________________________
          Douglas K. Higgins

    /s/ Kenneth H. Jones, Jr.          Director                   September 21, 1999
______________________________________
        Kenneth H. Jones, Jr.

                               INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol "@" under the Exhibit Number column.

Exhibit No.                                                       Description
-----------                                                       -----------
3.1 (1)         -  Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of
                   Incorporation, filed August 24, 1988 (Exhibit 3.1)
3.2 (1)         -  Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)
3.3 (5)         -  Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)
3.4 (8)         -  Bylaws of the Company, as amended (Exhibit 3.4)
4.1 (4)         -  Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)
4.2 (10)        -  Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C.
                   (Exhibit 1)
4.2.1 (17)     -   Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder
                   Services, L.L.C. (Exhibit 4.1)
4.3 (16)       -   Indenture, dated as of April 20, 1999, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with form of 9.875% Senior Notes due 2006 (Exhibit 4.3)
10.1 (1)       -   1989 Stock Option Plan (with Stock Appreciation Rights) for the Company (Exhibit 10.5)
10.2 (2)       -   Amendment No. 1 to the 1989 Stock Option Plan (with Stock Appreciation Rights) for the Company (Exhibit 4.6)
10.3 (3)       -   1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)
10.4 (4)       -   1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)
10.5 (4)       -   1991 Non-employee Director Stock Option Plan of the Company (Exhibit 10.11)
10.6 (4)       -   Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit
                   10.18)
10.6.1 (8)     -   Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris,
                   Jr. (Exhibit 10.7.1)
10.7 (4)       -   Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit
                   10.19)
10.7.1 (8)     -   Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Michael R.
                   Barrington (Exhibit 10.8.1)
10.8 (4)       -   Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)
10.8.1 (8)     -   Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce
                   (Exhibit 10.9.1)
10.9 (8)       -   Amended and Restated Employment Agreement, dated October 15, 1996, between the Company and Edward H. Esstman
                   (Exhibit 10.10)
10.9.1 (8)     -   Amendment No. 1 to Amended and Restated Employment Agreement, dated May 1, 1997, between the Company and Edward
                   H. Esstman (Exhibit 10.10.1)
10.10 (8)      -   Amended and Restated Employment Agreement, dated July 1, 1997, between the Company and Michael T. Miller (Exhibit
                   10.11)
10.10.1(14)    -   Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 1, 1998, between the Company and
                   Michael T. Miller

                                INDEX TO EXHIBITS
                                  (Continued)

10.11 (11)     -   Sale and Servicing Agreement, dated as of October 8, 1997, between CP Funding Corp., AmeriCredit Financial
                   Services, Inc. and The Chase Manhattan Bank (Exhibit 10.2)
10.11.1(16)    -   Amendment No. 1 to Sale and Servicing Agreement, dated as of September 29, 1998, between CP Funding Corp.,
                   AmeriCredit Financial Services, Inc. and The Chase Manhattan Bank (Exhibit 10.11.1)
10.12 (11)     -   Funding Agreement, dated as of October 8, 1997, between CP Funding Corp., Park Avenue Receivables Corporation,
                   The Chase Manhattan Bank and other financial institutions named therein (Exhibit 10.3)
10.12.1(16)    -   Extension, Consent and Amendment Agreement, dated as of September 29, 1998, between CP Funding Corp., Park Avenue
                   Receivables Corporation, The Chase Manhattan Bank and other financial institutions named therein (Exhibit
                   10.12.1)
10.13 (11)     -   Restated Revolving Credit Agreement, dated October 3, 1997, between AmeriCredit Corp. and subsidiaries and Wells
                   Fargo Bank (Texas), National Association, Bank One, Texas, N.A. and other banks named therein (Exhibit 10.1)
10.13.1(14)    -   First Amendment to Restated Revolving Credit Agreement, dated January 21, 1998, between AmeriCredit Corp. and subsidiaries and Wells Fargo Bank (Texas), National Association, Bank One, Texas, N.A. and other banks named therein (Exhibit 10.13.1)
10.13.2(14)    -   Second Amendment to Restated Revolving Credit Agreement, dated April 30, 1998, between AmeriCredit Corp. and subsidiaries and Wells Fargo Bank (Texas), National Association, Bank One, Texas, N.A. and other banks named therein (Exhibit 10.13.2)
10.13.3(14)    -   Third Amendment to Restated Revolving Credit Agreement, dated August 31, 1998, between AmeriCredit Corp. and subsidiaries and Wells Fargo Bank (Texas), National Association and other banks named therein (Exhibit 10.13.3)
10.13.4(16)    -   Fourth Amendment to Restated Revolving Credit Agreement, dated April 1, 1999, between AmeriCredit Corp. and subsidiaries and Wells Fargo Bank (Texas), National Association and other banks named therein (Exhibit 10.13.4)
10.14 (12)     -   Indenture, dated February 4, 1997, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with respect to Series A and Series B 9 1/4 % Senior Notes due 2004 (Exhibit 10.2)
10.15 (12)     -   Purchase Agreement , dated January 30, 1997, between AmeriCredit Corp. and subsidiaries and Smith Barney Inc.,
                   Montgomery Securities, Piper Jaffray Inc. and Wheat First Butcher Singer (Exhibit 10.3)
10.16 (12)     -   A/B Exchange Registration Rights Agreement, dated February 4, 1997, between AmeriCredit Corp. and subsidiaries and Smith Barney Inc., Montgomery Securities, Piper Jaffray Inc., and Wheat First Butcher Singer (Exhibit 10.4)
10.17 (6)      -   1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.
10.18 (9)      -   Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.
10.19 (7)      -   1996 Limited Stock Option Plan for AmeriCredit Corp.
10.20 (13)     -   Indenture, dated January 29, 1998, between AmeriCredit Corp. and subsidiaries and Bank One, N.A., with respect to
                   Series C and Series D 9 1/4 % Senior Notes due 2004 (Exhibit 10.24)
10.21 (13)     -   Purchase Agreement, dated January 26, 1998, between AmeriCredit Corp. and subsidiaries and Salomon Brothers, Inc.
                   and Credit Suisse First Boston Corporation (Exhibit 10.25)
10.22 (13)     -   C/D Exchange Registration Rights Agreement, dated as of January 29, 1998, between AmeriCredit Corp. and subsidiaries and Salomon Brothers, Inc., and Credit Suisse First Boston Corporation (Exhibit 10.26)
10.23 (15)     -   1998 Limited Stock Option Plan for AmeriCredit Corp.

                               INDEX TO EXHIBITS
                                  (Continued)

10.24 (16)     -   Receivables Financing Agreement, dated as of March 31, 1999, among AmeriCredit Warehouse Trust, AmeriCredit
                   Financial Services, Inc., AmeriCredit Funding Corp., Americredit Corporation of California, Credit Suisse First
                   Boston, New York Branch, and Bank One, N.A. (Exhibit 10.24)
10.25 (16)     -   Master Receivables Purchase Agreement, dated as of March 31, 1999, among AmeriCredit Financial Services, Inc.,
                   AmeriCredit Funding Corp., Americredit Corporation of California and Bank One, N.A. (Exhibit 10.25)
10.26 (16)     -   Security and Collateral Agent Agreement, dated as of March 31, 1999, among Credit Suisse First Boston, New York
                   Branch, Bank One, N.A., AmeriCredit Financial Services, Inc. and AmeriCredit Warehouse Trust (Exhibit 10.26)
10.27 (16)     -   Purchase Agreement, dated as of April 15, 1999, between AmeriCredit Corp. and subsidiaries and Salomon Smith
                   Barney Inc., Bear, Stearns & Co. Inc. and ING Baring Furman Selz LLC (Exhibit 10.27)
10.28 (16)     -   A/B Exchange Registration Rights Agreement, dated as of April 20, 1999, between AmeriCredit Corp. and subsidiaries and Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., and ING Baring Furman Selz LLC (Exhibit
                   10.28)
11.1 (@)       -   Statement Re Computation of Per Share Earnings
12.1 (@)       -   Statement Re Computation of Ratios
13.1 (@)       -   1999 Annual Report to Shareholders of the Company
21.1 (@)       -   Subsidiaries of the Company
23.1 (@)       -   Consent of PricewaterhouseCoopers LLP
27.1 (@)       -   Financial Data Schedule

(1) Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2) Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.
(3) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990 filed by the Company with the Securities and Exchange Commission.
(4) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(5) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(6) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(7) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.

                               INDEX TO EXHIBITS
                                  (Continued)

(11) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 filed by the Company with the Securities and Exchange Commission.
(12) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 filed by the Company with the Securities and Exchange Commission.
(13) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form S-4, dated March 26, 1998, filed by the Company with the Securities and Exchange Commission.
(14) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report as Form 10-K for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(15) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(16) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form S-4, dated June 15, 1999, filed by the Company with the Securities and Exchange Commission.
(17) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(@)  Filed herewith.