Form 10-Q
period 1999-09-30
AMERICREDIT CORP
filed 1999-11-05
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________________

Commission file number                      1-10667
                      ------------------------------------------------------

                                AMERICREDIT CORP.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            TEXAS                                          75-2291093
-------------------------------                  ---------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

       801 Cherry Street, Suite 3900, Fort Worth, Texas 76102
----------------------------------------------------------------------------
                (Address of principal executive offices)
                                   (Zip Code)

                                 (817) 302-7000
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

There were 73,569,687 shares of common stock, $.01 par value outstanding as of October 29, 1999.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                       PAGE
                                                                          ----
        Consolidated Balance Sheets -
        September 30, 1999 and June 30, 1999..............................  3

        Consolidated Statements of Income and Comprehensive
        Income - Three Months Ended September 30, 1999 and
        1998..............................................................  4

        Consolidated Statements of Cash Flows -
        Three Months Ended September 30, 1999 and 1998....................  5

        Notes to Consolidated Financial
        Statements........................................................  6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations.................................. 17

     Item 3.   Qualitative and Quantitative
               Disclosures About Market Risk.............................. 32

Part II.  OTHER INFORMATION

SIGNATURE................................................................. 35

                         PART I - FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                September 30,     June 30,
ASSETS                                              1999           1999
                                                ------------    ----------
   Cash and cash equivalents                    $   24,013      $   21,189
   Receivables held for sale, net                  606,355         456,009
   Interest-only receivables from Trusts           214,233         191,865
   Investments in Trust receivables                234,725         195,598
   Restricted cash                                 128,574         107,399
   Property and equipment, net                      49,321          41,145
   Other assets                                     66,284          50,282
                                                ----------      ----------

          Total assets                          $1,323,505      $1,063,487
                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
       Warehouse credit facilities              $ 181,561       $  114,659
       Senior notes                               375,000          375,000
       Other notes payable                         23,355           17,874
       Accrued taxes and expenses                 113,259           82,229
       Deferred income taxes                       82,992           73,995
                                                ----------      ----------

          Total liabilities                       776,167          663,757
                                                ----------      ----------

   Shareholders' equity:
       Preferred Stock, $.01 par value
         per share; 20,000,000 shares
         authorized, none issued
       Common stock, $.01 par value
         per share; 120,000,000 shares
         authorized; 80,818,043 and
         71,498,474 shares issued                      808             715
       Additional paid-in capital                  364,645         252,194
       Accumulated other comprehensive
         income                                     31,150          21,410
       Retained earnings                           172,934         147,610
                                                ----------      ----------

                                                   569,537         421,929
       Treasury stock, at cost
         (7,357,030 shares)                        (22,199)        (22,199)
                                                ----------      ----------

          Total shareholders' equity               547,338         399,730
                                                ----------      ----------

       Total liabilities and shareholders'
         equity                                 $1,323,505      $1,063,487
                                                ==========      ==========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                                   Three Months Ended
                                                      September 30,
                                               --------------------------
                                                   1999          1998
                                               -----------    -----------
Revenue
    Finance charge income                      $    27,536    $    16,917
    Gain on sale of receivables                     48,928         35,120
    Servicing fee income                            34,787         16,865
    Other income                                     1,368            864
                                               -----------    -----------

                                                   112,619         69,766
                                               -----------    -----------

Costs and expenses
    Operating expenses                              53,678         34,059
    Provision for losses                             3,487          2,188
    Interest expense                                14,276          8,345
                                               -----------    -----------

                                                    71,441         44,592
                                               -----------    -----------

Income before income taxes                          41,178         25,174

Income tax provision                                15,854          9,692
                                               -----------    -----------

    Net income                                      25,324         15,482
                                               -----------    -----------

Other comprehensive income
    Unrealized gain (loss) on credit
      enhancement assets                            15,795         (5,546)
    Less related income taxes                       (6,055)         2,135
                                               -----------    -----------

                                                     9,740         (3,411)
                                               -----------    -----------

    Comprehensive income                       $    35,064    $    12,071
                                               ===========    ===========

Earnings per share:
    Basic                                      $       .38    $       .25
                                               ===========    ===========
    Diluted                                    $       .35    $       .23
                                               ===========    ===========

Weighted average shares                         67,503,547     62,339,479
                                               ===========    ===========

Weighted average shares and
   assumed incremental shares                   71,678,349     66,968,691
                                               ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                           Three Months Ended
                                                              September 30,
                                                      ---------------------------
                                                         1999             1998
                                                      -----------       ---------
Cash flows from operating activities
   Net income                                         $    25,324       $  15,482
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                     5,365           1,820
          Provision for losses                              3,487           2,188
          Deferred income taxes                             3,313           9,843
          Non-cash servicing fee income                    (8,777)         (2,345)
          Non-cash gain on sale of auto receivables       (45,328)        (28,314)
          Distributions from Trusts                        14,230          12,470
          Changes in assets and liabilities:
            Other assets                                  (11,773)         (3,163)
            Accrued taxes and expenses                     31,030          13,741
                                                      -----------       ---------

Net cash provided by operating activities                  16,871          21,722
                                                      -----------       ---------

Cash flows from investing activities
   Purchases of auto receivables                       (1,036,680)       (622,212)
   Originations of mortgage receivables                   (93,781)        (38,901)
   Principal collections and recoveries on
       receivables                                          5,384           5,464
   Net proceeds from sale of auto receivables             890,985         562,296
   Net proceeds from sale of mortgage receivables          80,259          47,542
   Initial deposits to restricted cash                    (27,000)        (16,750)
   Purchases of property and equipment                     (5,636)         (3,262)
   Increase in other assets                                (4,304)         (5,870)
                                                      -----------       ---------

Net cash used by investing activities                    (190,773)        (71,693)
                                                      -----------       ---------

Cash flows from financing activities
   Net change in warehouse credit facilities               66,902          42,577
   Payments on other notes payable                         (2,349)           (561)
   Proceeds from issuance of common stock                 112,173           3,086
                                                      -----------       ---------

Net cash provided by financing activities                 176,726          45,102
                                                      -----------       ---------

Net change in cash and cash equivalents                     2,824          (4,869)

Cash and cash equivalents at beginning of period           21,189          33,087
                                                      -----------       ---------

Cash and cash equivalents at end of period            $    24,013       $  28,218
                                                      ===========       =========

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

The consolidated financial statements as of September 30, 1999 and for the periods ended September 30, 1999 and 1998 are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                           September 30,    June 30,
                                                1999          1999
                                           ------------    ---------
Auto receivables                            $ 585,860      $ 444,128

Less allowance for losses                     (16,712)       (11,841)
                                            ---------      ---------

Auto receivables, net                         569,148        432,287

Mortgage receivables                           37,207         23,722
                                            ---------      ---------

                                            $ 606,355      $ 456,009
                                            =========      =========

A summary of the allowance for losses is as follows (in thousands):

                                                Three Months Ended
                                                   September 30,
                                             -----------------------
                                               1999           1998
                                             --------       --------
Balance at beginning of period               $ 11,841       $ 12,756
Provision for losses                            3,487          2,188
Acquisition fees                               21,713         14,046
Allowance related to auto receivables
  sold to Trusts                              (18,671)       (16,475)
Net charge-offs                                (1,658)        (1,858)
                                             --------       --------

Balance at end of period                     $ 16,712       $ 10,657
                                             ========       ========

NOTE 3 - CREDIT ENHANCEMENT ASSETS

As of September 30, 1999 and June 30, 1999, the Company was servicing $4,163.2 million and $3,661.3 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                             September 30,      June 30,
                                                 1999             1999
                                             -------------     --------
Interest-only receivables from Trusts          $214,233        $191,865
Investments in Trust receivables                234,725         195,598
Restricted cash                                 128,574         107,399
                                               --------        --------

                                               $577,532        $494,862
                                               ========        ========

A summary of activity in the credit enhancement assets is as follows(in thousands):

                                                   Three Months Ended
                                                       September 30,
                                                 -----------------------
                                                    1999          1998
                                                 ---------     ---------
Balance at beginning of period                   $ 494,862     $ 286,309
Non-cash gain on sale of auto receivables           45,328        28,314
Accretion of present value discount                  8,777         7,145
Initial deposits to restricted cash                 27,000        16,750
Change in unrealized gain                           15,795        (5,546)
Distributions from Trusts                          (14,230)      (12,470)
Permanent impairment write-down                                   (4,800)
                                                 ---------     ---------

Balance at end of period                         $ 577,532     $ 315,702
                                                 =========     =========

A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                 ------------------------
                                                   1999           1998
                                                 ---------      ---------
Balance at beginning of period                   $ 354,338      $ 179,359
Assumptions for cumulative credit losses            92,952         62,593
Permanent impairment write-down                                     4,800
Net charge-offs                                    (46,552)       (28,861)
                                                 ---------      ---------

Balance at end of period                         $ 400,738      $ 217,891
                                                 =========      =========

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                            September 30,     June 30,
                                                1999            1999
                                            ------------      --------
Commercial paper facilities                   $169,259        $ 94,369
Credit agreements                                1,867           1,306
Mortgage facility                               10,435          18,984
                                              --------        --------
                                              $181,561        $114,659
                                              ========        ========

The Company has three separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of $1.3 billion. The first facility was renewed in September 1999, increasing the amount of available structured warehouse financing to $675 million from $505 million, and matures in September 2000. The second facility was established in September 1999 and provides for available structured warehouse financing of $250 million through September 2000. The third facility provides for available structured warehouse financing of $375 million through March 2000.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London

Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results.

The Company has a revolving credit agreement with a group of banks under which the Company may borrow up to $90 million, subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain auto receivables and bear interest, based upon the Company's option, at either the prime rate or LIBOR plus 1.25%. The Company is also required to pay an annual commitment fee equal to 0.25% of the unused portion of the credit agreement. The credit agreement, which expires in March 2000, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the prepayment of senior notes, cash dividends and repurchase of common stock.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank under which the subsidiary may borrow up to $20 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian prime rate. The credit agreement, which expires in November 1999, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the prepayment of senior notes, cash dividends and repurchase of common stock.

The Company has a mortgage warehouse facility with a bank under which the Company may borrow up to $25 million, subject to a defined borrowing base. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate plus 0.50% or LIBOR plus 1.5%. The Company is also required to pay an annual commitment fee equal to 0.125% of the unused portion of the facility. The facility expires in July 2000.

NOTE 5 - SUPPLEMENTAL INFORMATION

Cash payments (receipts) for interest costs and income taxes consist of the following (in thousands):

                                                 Three Months Ended
                                                    September 30,
                                               ---------------------
                                                 1999         1998
                                               -------      --------
Interest costs (none capitalized)              $14,059      $ 12,552
Income taxes                                     2,795       (14,000)


During the three months ended September 30, 1999 and 1998, the Company entered into lease agreements for property and equipment of $7,830,000 and $2,436,000, respectively.

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

The following supplementary information presents consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                               September 30, 1999
                        (Unaudited, Dollars in Thousands)

                                 AmeriCredit
                                    Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                 -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents        $             $  24,927       $   (914)      $              $   24,013
Receivables held for
    sale, net                                    414,702        191,653                         606,355
Interest-only receivables
   from Trusts                      2,509                       211,724                         214,233
Investments in Trust
    receivables                                                 234,725                         234,725
Restricted cash                                                 128,574                         128,574
Property and equipment, net           349         48,972                                         49,321
Other assets                       11,347         36,954         17,983                          66,284
Due (to) from affiliates          683,512       (743,345)        59,833
Investment in affiliates          233,186        206,944          1,949        (442,079)
                                 --------      ---------       --------       ---------      ----------

    Total assets                 $930,903      $ (10,846)      $845,527       $(442,079)     $1,323,505
                                 ========      =========       ========       =========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Warehouse credit facilities      $             $  12,302       $169,259       $              $  181,561
Senior notes                      375,000                                                       375,000
Other notes payable                23,355                                                        23,355
Accrued taxes and expenses         27,747         85,066            446                         113,259
Deferred income taxes             (42,537)       (45,679)       171,208                          82,992
                                 --------      ---------       --------       ---------      ----------

    Total liabilities             383,565         51,689        340,913                         776,167
                                 --------      ---------       --------       ---------      ----------

Shareholders' equity

Common stock                          808            203              3            (206)            808
Additional paid-in capital        364,645        108,475        208,656        (317,131)        364,645
Accumulated other
   comprehensive income            31,150                        31,150         (31,150)         31,150
Retained earnings                 172,934       (171,213)       264,805         (93,592)        172,934
                                 --------      ---------       --------       ---------      ----------

                                  569,537        (62,535)       504,614        (442,079)        569,537
Treasury stock                    (22,199)                                                      (22,199)
                                 --------      ---------       --------       ---------      ----------

    Total shareholders' equity    547,338        (62,535)       504,614        (442,079)        547,338
                                 --------      ---------       --------       ---------      ----------

  Total liabilities and
   shareholders' equity          $930,903      $ (10,846)      $845,527       $(442,079)     $1,323,505
                                 ========      =========       ========       =========      ==========


                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 1999
                        (Unaudited, Dollars in Thousands)

                            AmeriCredit
                               Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                            -----------    ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents   $              $ 20,246       $    943        $               $  21,189
Receivables held for
    sale, net                               256,771        199,238                          456,009
Interest-only receivables      1,337                       190,528                          191,865
   from Trusts
Investments in Trust
    receivables                                            195,598                          195,598
Restricted cash                                            107,399                          107,399
Property and equipment, net      349         40,796                                          41,145
Other assets                  11,510         30,170          8,602                           50,282
Due (to) from affiliates     567,368       (478,520)       (88,848)
Investment in affiliates     198,339        118,024          1,050         (317,413)
                            --------      ---------       --------        ---------      ----------
    Total assets            $778,903      $ (12,513)      $614,510        $(317,413)     $1,063,487
                            ========      ==========      ========        =========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Warehouse credit facilities  $              $20,290        $94,369         $              $ 114,659
Senior notes                 375,000                                                        375,000
Other notes payable           17,874                                                         17,874
Accrued taxes and expenses    16,062         65,902            265                           82,229
Deferred income taxes        (29,763)       (42,016)       145,774                           73,995
                             -------        -------       --------          --------        -------
  Total liabilities          379,173         44,176        240,408                          663,757
                             -------        -------        -------          --------        -------

Shareholders' equity

Common stock                     715            203              3             (206)            715
Additional paid-in capital   252,194        108,475        118,840         (227,315)        252,194
Accumulated other
   comprehensive income       21,410                        21,410          (21,410)         21,410
Retained earnings            147,610       (165,367)       233,849          (68,482)        147,610
                            --------        -------        -------        ----------       --------

                             421,929        (56,689)       374,102         (317,413)        421,929

Treasury stock               (22,199)                                                       (22,199)
                             -------        -------        -------          -------         -------

  Total shareholders'equity  399,730        (56,689)       374,102         (317,413)        399,730
                             -------        -------        -------          -------         -------

  Total liabilities and
    shareholders' equity    $778,903      $ (12,513)      $614,510        $(317,413)    $ 1,063,487
                            ========      =========       ========        =========     ===========


                                AmeriCredit Corp.
                         Consolidating Income Statement
                      Three Months Ended September 30, 1999
                        (Unaudited, Dollars in Thousands)

                             AmeriCredit
                                Corp.        Guarantors   Non-Guarantors   Eliminations   Consolidated
                             -----------     ----------   --------------   ------------   ------------
Revenue
  Finance charge income        $              $ 18,877       $ 8,659        $              $  27,536
  Gain on sale of receivables                    1,182        47,746                          48,928
  Servicing fee income                          34,749         8,249          (8,211)         34,787
  Other income                  11,170           1,222           145         (11,169)          1,368
  Equity in income of
    affiliates                  25,110                                       (25,110)
                                ------          ------        ------         -------         -------
                                36,280          56,030        64,799         (44,490)        112,619
                                ------          ------        ------         -------         -------

Costs and expenses
  Operating expenses               676          61,211             2          (8,211)         53,678
  Provision for losses                           2,022         1,465                           3,487
  Interest expense              10,146           2,302        12,997         (11,169)         14,276
                                ------          ------        ------         -------         -------
                                10,822          65,535        14,464         (19,380)         71,441
                                ------          ------        ------         -------         -------

Income before income taxes      25,458          (9,505)       50,335         (25,110)         41,178

Income tax provision               134          (3,659)       19,379                          15,854
                                ------          ------        ------         -------         -------

Net income                     $25,324        $ (5,846)      $30,956        $(25,110)      $  25,324
                               =======        ========       =======        ========       =========


                                AmeriCredit Corp.
                         Consolidating Income Statement
                      Three Months Ended September 30, 1998
                        (Unaudited, Dollars in Thousands)

                               AmeriCredit
                                   Corp.       Guarantors   Non-Guarantors   Eliminations   Consolidated
                               -----------     ----------   --------------   ------------   ------------
Revenue
  Finance charge income        $                $ 10,133       $ 6,784         $              $ 16,917
  Gain on sale of receivables      (40)            3,019        32,141                          35,120
  Servicing fee income                            27,660         2,543          (13,338)        16,865
  Other income                   7,357               700           145           (7,338)           864
  Equity in income of
    affiliates                  15,883                                          (15,883)
                                ------            ------        ------          -------         ------
                                23,200            41,512        41,613          (36,559)        69,766
                                ------            ------        ------          -------         ------

Costs and expenses
  Operating expenses             3,434            43,943            20          (13,338)        34,059
  Provision for losses                             1,069         1,119                           2,188
  Interest expense               4,463             5,763         5,457           (7,338)         8,345
                                ------            ------        ------          -------         ------
                                 7,897            50,775         6,596          (20,676)        44,592
                                ------            ------        ------          -------         ------

Income before income taxes      15,303            (9,263)       35,017          (15,883)        25,174

Income tax provision              (179)           (3,513)       13,384                           9,692
                                ------            ------        ------          -------         ------

Net income                     $15,482          $ (5,750)      $21,633         $(15,883)      $ 15,482
                               =======          ========       =======         ========       ========


                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1999
                        (Unaudited, Dollars in Thousands)

                                                 AmeriCredit
                                                     Corp.     Guarantors Non-guarantors Eliminations Consolidated
                                                 -----------   ---------- -------------- ------------ ------------
Cash flow from operating activities
  Net income                                     $  25,324   $   (5,846)   $  30,956     $ (25,110)   $  25,324
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
          Depreciation and amortization                           5,365                                   5,365
          Provision for losses                                    2,022        1,465                      3,487
          Deferred income taxes                    (12,403)      (3,663)      19,379                      3,313
          Non-cash servicing fee income                                       (8,777)                    (8,777)
          Non-cash gain on sale of auto
             receivables                                                     (45,328)                   (45,328)
          Distributions from Trusts                                           14,230                     14,230
          Equity in income of affiliates           (25,110)                                 25,110
          Changes in assets and liabilities
              Other assets                             163       (8,380)      (3,556)                   (11,773)
              Accrued taxes and expenses            11,685       19,164          181                     31,030
                                                 ---------       ------       ------        ------      -------

Net cash provided by operating
    activities                                        (341)       8,662        8,550                     16,871
                                                 ---------       ------       ------        ------       ------


Cash flows from investing activities
  Purchases of auto receivables                              (1,036,680)    (894,849)      894,849   (1,036,680)
  Originations of mortgage receivables                          (93,781)                                (93,781)
  Principal collections and recoveries on
    receivables                                                  (4,600)       9,984                      5,384
  Net proceeds from sale of auto receivables                    894,849      890,985      (894,849)     890,985
  Net proceeds from sale of mortgage receivables                 80,259                                  80,259
  Initial deposits to restricted cash                                        (27,000)                   (27,000)
  Purchases of property and equipment                            (5,636)                                 (5,636)
  Change in other assets                                          1,521       (5,825)                    (4,304)
  Net change in investment in affiliates                        (88,920)        (896)       89,816
                                                 ---------    ---------      -------       -------    ---------

Net cash used by investing activities                          (252,988)     (27,601)       89,816     (190,773)
                                                 ---------    ---------      -------       -------    ---------

Cash flows from financing activities
  Net change in warehouse credit facilities                      (7,988)      74,890                     66,902
  Payments on other notes payable                   (2,349)                                              (2,349)
  Proceeds from issuance of common stock           112,173                    89,816       (89,816)     112,173
  Net change in due (to) from affiliates          (109,483)     256,995     (147,512)
                                                 ---------     --------      -------       -------      -------

Net cash provided by financing
  activities                                           341      249,007       17,194       (89,816)     176,726
                                                 ---------     --------      -------       -------      -------

Net change in cash and cash equivalents                           4,681       (1,857)                     2,824

Cash and cash equivalents at beginning of
  period                                                         20,246          943                     21,189
                                                 ---------     --------      -------       -------      -------

Cash and cash equivalents at end of period       $           $   24,927    $   (914)     $            $  24,013
                                                 =========   ==========    ========      =========    =========



                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1998
                        (Unaudited, Dollars in Thousands)

                                                      AmeriCredit
                                                         CORP.     GUARANTORS NON-GUARANTORS ELIMINATIONS CONSOLIDATED
                                                      -----------  ---------- -------------- ------------ ------------
Cash flow from operating activities
 Net income                                            $ 15,482     $ (5,750)    $  21,633    $ (15,883)   $  15,482
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
          Depreciation and amortization                      18        1,802                                   1,820
          Provision for losses                                         1,069         1,119                     2,188
          Deferred income taxes                             (29)      (3,509)       13,381                     9,843
          Non-cash servicing fee income                                             (2,345)                   (2,345)
          Non-cash gain on sale of auto
             receivables                                                           (28,314)                  (28,314)
          Distributions from Trusts                                                 12,470                    12,470
          Equity in income of affiliates                (15,883)                                 15,883
          Changes in assets and liabilities
              Other assets                                  253       (1,605)       (1,811)                   (3,163)
              Accrued taxes and expenses                  8,193          112         5,436                    13,741
                                                        -------       ------        ------       ------       ------

Net cash provided by operating
    activities                                            8,034       (7,881)       21,569                    21,722
                                                        -------       ------        ------       ------       ------


Cash flows from investing activities
  Purchases of auto receivables                                     (622,212)     (632,171)     632,171     (622,212)
  Originations of mortgage receivables                               (38,901)                                (38,901)
  Principal collections and recoveries on
    receivables                                                         (901)        6,365                     5,464
  Net proceeds from sale of auto receivables                         632,171       562,296     (632,171)     562,296
  Net proceeds from sale of mortgage receivables                      47,542                                  47,542
  Initial deposits to restricted cash                                 (3,300)      (13,450)                  (16,750)
  Purchases of property and equipment                       (53)      (3,171)          (38)                   (3,262)
  Change in other assets                                                            (5,870)                   (5,870)
                                                         ------      -------       -------     --------      -------

Net cash used by investing activities                       (53)      11,228       (82,868)                  (71,693)
                                                         ------      -------       -------     --------      -------

Cash flows from financing activities
  Net change in warehouse credit facilities                          (13,418)       55,995                    42,577
  Payments on other notes payable                          (560)          (1)                                   (561)
  Proceeds from issuance of common stock                  3,086                                                3,086
  Net change in due (to) from affiliates                (10,507)       7,480         3,027
                                                         ------      -------        ------     -------       -------

Net cash provided by financing
  activities                                             (7,981)      (5,939)       59,022                    45,102
                                                         ------      -------        ------     -------       -------

Net change in cash and cash equivalents                               (2,592)       (2,277)                   (4,869)

Cash and cash equivalents at beginning of
  period                                                              30,157         2,930                    33,087
                                                         ------       ------        ------     -------        ------

Cash and cash equivalents at end of period             $            $ 27,565     $     653    $            $  28,218
                                                       ========     ========     =========    ========     =========

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

The premiums received by AMS for the sale of mortgage loans in the secondary markets have deteriorated since the Company's acquisition of AMS. The average net premium received on sales decreased to 1.9% for the three months ended September 30, 1999 from 5.6% for the period from the date of acquisition of AMS through June 30, 1997. This decline in sales premiums resulted in an operating loss for AMS for the three months ended September 30, 1999. As a result, during October 1999, Company management assessed various options with respect to the operations of AMS and decided to cease wholesale originations of mortgage loans. The AMS wholesale mortgage loan production and processing offices have been closed and the assets of AMS are being liquidated. In connection with these steps, the Company will incur a charge in its second fiscal quarter ending December 31, 1999. The primary component of the charge will be the write-off of goodwill related to the acquisition of AMS which amounted to $6.6 million as of September 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO
      THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):


                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                 1999          1998
                                                 ----          ----
Auto:
  Held for sale                              $  460,748    $  290,187
  Serviced                                    3,953,034     2,216,953
                                             ----------    ----------
                                              4,413,782     2,507,140
Mortgage                                         40,326        17,953
                                             ----------    ----------

                                             $4,454,108    $2,525,093
                                             ==========    ==========

Average managed receivables outstanding increased by 76% as a result of higher loan purchase volume. The Company purchased $1,031.8 million of auto loans during the three months ended September 30, 1999, compared to purchases of $625.0 million during the three months ended September 30, 1998. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan production at branch offices opened prior to September 30, 1997, was 17% higher for the twelve months ended September 30, 1999 versus the twelve months ended September 30, 1998. The Company operated 180 auto lending branch offices as of September 30, 1999, compared to 149 as of September 30, 1998.

The Company originated $93.8 million of mortgage loans during the three months ended September 30, 1999, compared to $38.9 million during the three months ended September 30, 1998.

Finance charge income consisted of the following (in thousands):



                                              Three Months Ended
                                                 September 30,
                                            ---------------------
                                            1999             1998
                                            ----             ----
Auto                                     $ 26,479         $ 16,494
Mortgage                                    1,057              423
                                         --------         --------

                                         $ 27,536         $ 16,917
                                         ========         ========

The increase in finance charge income is due primarily to an increase of 59% in average auto receivables held for sale in the three months ended September 30, 1999 versus the three months ended September 30, 1998. In addition, the Company's effective yield on its auto receivables held for sale increased to 22.8% for the three months ended September 30, 1999 from 22.6% for the three months ended September 30, 1998. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):



                                             Three Months Ended
                                                 September 30,
                                             ------------------
                                             1999          1998
                                             ----          ----
Auto                                       $47,417       $33,770
Mortgage                                     1,511         1,350
                                           -------       -------

                                           $48,928       $35,120
                                           =======       =======

The increase in gain on sale of auto receivables resulted from the sale of $900.0 million of receivables in the three months ended September 30, 1999 as compared to $570.0 million of receivables sold in the three months ended September 30, 1998. The gain as a percentage of the sales proceeds decreased to 5.3% for the three months ended September 30, 1999 from 5.9% for the three months ended September 30, 1998 as a result of an increase in U.S. Treasury and other short term interest rates and wider spreads over benchmark rates in the overall asset-backed securities market.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:


                                               Three Months Ended
                                                   September 30,
                                               ------------------
                                               1999          1998
                                               ----          ----
Cumulative credit losses
   (including deferred gains)                  10.9%         11.5%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts      12.0%         12.0%
    Investments in Trust receivables            7.8%          7.8%
    Restricted cash                             7.8%          7.8%

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

The increase in the gain on sale of mortgage receivables resulted from the sale of $80.3 million of receivables in the three months ended September 30, 1999, compared to $47.5 million of receivables sold in the three months ended September 30, 1998. The average premium received on sales decreased to 1.9% for the three months ended September 30, 1999 from 2.8% for the three months ended September 30, 1998 because of lower prices for non-conforming mortgage loans in the secondary markets.

Servicing fee income increased to $34.8 million for the three months ended September 30, 1999 compared to $16.9 million for the three months ended September 30, 1998. Servicing fee income increased as a percentage of average serviced auto receivables to 3.5% for the three months ended September 30, 1999 from 3.0% for the three months ended September 30, 1998, as a result of charges in the three months ended September 30, 1998 to increase credit loss reserves. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended September 30, 1998 also includes a charge of $4.8 million to increase credit loss reserves related to certain of the Company's fiscal 1996 and 1997 securitization transactions since the Company's reassessment of estimated cumulative credit losses for these transactions exceeded the original estimates. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 4.8% (4.6% excluding operating expenses of $2.1 million related to AMS) for the three months ended September 30, 1999, compared to 5.4% (5.1% excluding operating expenses of $1.9 million related to AMS) for the three months ended September 30, 1998. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $19.6 million, or 58%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $3.5 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the three months ended September 30, 1999 and 1998.

Interest expense increased to $14.3 million for the three months ended September 30, 1999 from $8.3 million for the three months ended September 30, 1998 due to higher debt levels and higher interest rates. Average debt outstanding was $595.5 million and $366.7 million for the three months ended September 30, 1999 and 1998, respectively. The Company's effective rate of interest paid on its debt increased to 9.5% from 9.0% as a result of increased average amounts of senior notes outstanding which have a higher cost than the Company's other forms of balance sheet debt.

The Company's effective income tax rate was 38.5% for the three months ended September 30, 1999 and 1998.

PRO FORMA "PORTFOLIO-BASED" EARNINGS DATA

In addition to reporting results of operations in accordance with generally accepted accounting principles ("GAAP"), the Company has elected to present pro forma results of operations which treat securitization transactions as financings rather than sales of receivables. The Company refers to this presentation as pro forma "portfolio-based" earnings data.

In its consolidated financial statements prepared in accordance with GAAP, the Company records a gain on the sale of receivables in securitization transactions primarily representing the present value of estimated future excess cash flows related to the receivables sold. Future excess cash flows consist of finance charges and fees to be collected on the receivables less interest payable on the asset-backed securities, credit losses and expenses of the Trusts. The Company also earns servicing fees for managing the receivables sold.

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

The pro forma "portfolio-based" earnings data were as follows (in thousands):


                                                                       Three Months Ended
                                                                          September 30,
                                                                -------------------------------
                                                                  1999                  1998
                                                                ---------             ---------
Finance charge, fee and
   other income                                                 $ 218,325             $ 125,735
Funding costs                                                     (78,172)              (44,394)
                                                                ---------             ---------

   Net margin                                                     140,153                81,341

Operating expenses                                                (53,678)              (34,059)
Credit losses                                                     (48,210)              (30,719)
                                                                ---------             ---------

Pre-tax "portfolio-based" income                                   38,265                16,563

Income taxes                                                      (14,732)               (6,376)
                                                                ---------             ---------

Net "portfolio-based" income                                    $  23,533             $  10,187
                                                                =========             =========

Diluted "portfolio-based" earnings
   per share                                                    $    0.33             $    0.15
                                                                =========             =========

The pro-forma return on managed assets for the Company's auto business was as follows:


                                                                Three Months Ended
                                                                   September 30,
                                                               -------------------
                                                               1999           1998
                                                               ----           ----
Finance charge, fee and other income
                                                               19.4%          19.6%
Funding costs                                                  (7.0)          (7.0)
                                                               ----           ----
    Net margin                                                 12.4           12.6

Operating expenses                                             (4.6)          (5.1)
Credit losses                                                  (4.3)          (4.9)
                                                               ----           ----

Pre-tax return on managed assets                                3.5            2.6
Income taxes                                                   (1.4)          (0.9)
                                                               ----           ----

Return on managed assets                                        2.1%           1.7%
                                                               ====           ====

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

The Company sells mortgage receivables for cash on a servicing released, whole-loan basis. Such receivables are generally held by the Company for less than 90 days. Accordingly, no allowance for losses is provided by the Company for mortgage receivables.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                            September 30,
                                                                 1999
                                     --------------------------------------------------------------
                                              Held for Sale
                                     ------------------------------      Auto         Managed Auto
                                       Auto      Mortgage   Total      Serviced         Portfolio
                                     --------    --------  --------   ----------       ----------
Principal amount of receivables      $585,860    $37,207   $623,067   $4,163,225       $4,749,085
                                                                      ==========       ==========

Allowance for losses                  (16,712)              (16,712)  $ (400,738) (a)  $ (417,450)
                                     --------    -------   --------   ==========       ==========
  Receivables, net                   $569,148    $37,207   $606,355
                                     ========    =======   ========

Number of outstanding contracts        41,351        454                 375,053          416,404
                                     ========    =======              ==========       ==========

Average principal amount of
  outstanding contract (in dollars)  $ 14,168    $81,954              $   11,100       $   11,405
                                     ========    =======              ==========       ==========

Allowance for losses as a percentage
  of receivables                          2.9%                               9.6%             8.8%
                                          ===                                ===              ===

(a) The allowance for losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                                 September 30,    September 30,
                                                     1999             1998
                                              ----------------   ---------------
                                              Amount   Percent   Amount  Percent
                                              ------   -------   ------  -------
Delinquent contracts:
   31 to 60 days                             $368,075    7.8%    $169,609   6.3%
   Greater than 60 days                       109,837    2.3       75,882   2.8
                                             --------   ----     --------   ---
                                              477,912   10.1      245,491   9.1
   In repossession                             38,404    0.8       17,368   0.6
                                             --------   ----     --------   ---

                                             $516,316   10.9%    $262,859   9.7%
                                             ========   ====     ========   ===

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a quarterly percentage of average managed auto receivables outstanding were 4.6% for the three months ended September 30, 1999 and 1998. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                                  Three Months Ended
                                                    September 30,
                                               ----------------------
                                                 1999           1998
                                               -------        -------
Net charge-offs:
  Held for sale                                $ 1,658        $ 1,858
  Serviced                                      46,552         28,861
                                               -------        -------

                                               $48,210        $30,719
                                               =======        =======
Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding                          4.3%           4.9%
                                               =======        =======

Net recoveries as a percentage
  of gross repossession charge-offs               54.4%          50.4%
                                               =======        =======

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                              Three Months Ended
                                                 September 30,
                                           ----------------------
                                              1999        1998
                                           ---------    ---------
Operating activities                       $  16,871    $  21,722
Investing activities                        (190,773)     (71,693)
Financing activities                         176,726       45,102
                                           ---------    ---------
Net change in
  cash and cash equivalents                $   2,824    $  (4,869)
                                           =========    =========

The Company's primary sources of cash have been cash flows from operating activities, including excess cash flow distributions from the Trusts, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions and proceeds from issuance of senior notes and common stock. The Company's primary uses of cash have been purchases and originations of receivables and funding credit enhancement requirements for securitization transactions.

The Company purchased $1,031.8 million and $625.0 million of auto finance contracts during the three months ended September 30, 1999 and 1998, respectively, requiring cash of $1,036.7 million and $622.2 million, respectively, net of acquisition fees and other items. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

In September 1999, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement to $675 million from $505 million. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in September 2000. There were no outstanding balances under this facility as of September 30, 1999.

Also, in September 1999, the Company entered into a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $250 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in September 2000. There were no outstanding balances under this facility as of September 30, 1999.

The Company has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $375 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in March 2000. A total of $169.3 million was outstanding under this facility as of September 30, 1999.

The Company has a credit agreement with a group of banks that provides for borrowings of up to $90 million, subject to a defined borrowing base. The Company utilizes the facility to fund its auto lending activities and daily operations. The facility matures in March 2000. There were no outstanding balances under the credit agreement as of September 30, 1999.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank that provides for borrowings of up to $20.0 million Cdn., subject to a defined borrowing base. The Company utilizes this facility to fund Canadian auto lending activities. The facility matures in November 1999. A total of $1.9 million was outstanding under the Canadian facility at September 30, 1999.

The Company has a mortgage warehouse facility with a bank under which the Company may borrow up to $25 million, subject to a defined borrowing base, to fund mortgage loan originations. The facility matures in July 2000. A total of $10.4 million was outstanding under the mortgage facility as of September 30, 1999.

As is customary in the Company's industry, the above warehouse credit facilities need to be renewed on an annual basis. The Company has historically been successful in renewing and expanding these facilities on an annual basis. If the Company was unable to renew these facilities on acceptable terms, there could be a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company has completed eighteen auto receivables securitization transactions through September 30, 1999. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                             Original               Balance at
                                              Amount             September 30,1999
Transaction            Date                (in millions)           (in millions)
-----------            ----                -------------         -----------------
1994-A             December 1994            $   51.0                Paid in full
1995-A                 June 1995                99.2                Paid in full
1995-B             December 1995                65.0                Paid in full
1996-A                March 1996                89.4                Paid in full
1996-B                  May 1996               115.9                Paid in full
1996-C               August 1996               175.0                    $   11.7
1996-D             November 1996               200.0                        36.6
1997-A                March 1997               225.0                        53.7
1997-B                  May 1997               250.0                        71.0
1997-C               August 1997               325.0                       113.9
1997-D             November 1997               400.0                       165.3
1998-A             February 1998               425.0                       202.2
1998-B                  May 1998               525.0                       285.8
1998-C               August 1998               575.0                       363.9
1998-D             November 1998               625.0                       445.9
1999-A             February 1999               700.0                       562.9
1999-B                  May 1999             1,000.0                       895.9
1999-C               August 1999             1,000.0                       980.3
                                            --------                    --------
                                            $6,845.5                    $4,189.1
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

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Historically, the Company has used a structure that involved a higher initial cash deposit that resulted in receipt of excess cash flow distributions approximately seven to nine months after the receivables were securitized. Beginning in November 1997, the Company began to employ a structure that involved a lower initial cash deposit and the use of reinsurance and other alternative credit enhancements. Under this structure the Company expects to begin to receive excess cash flow distributions approximately 16 to 22 months after receivables are securitized.

The reinsurance used to reduce the Company's initial cash deposit in the structure described above has typically been arranged by the insurer of the asset-backed securities. As of September 30, 1999, the Company had commitments from the insurer for an additional $100 million of reinsurance to reduce initial cash deposits in future securitization transactions. In addition, in October 1999, the Company entered into a credit agreement with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit, similar to the amount covered by the reinsurance described above, in future securitization transactions. Borrowing under the credit agreement, which matures in October 2001, will be collateralized by the Company's credit enhancement assets.

Initial deposits to restricted cash accounts were $27.0 million and $16.8 million for the three months ended September 30, 1999 and 1998, respectively. Excess cash flows distributed to the Company were $14.2 million and $12.5 million for the three months ended September 30, 1999 and 1998, respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of September 30, 1999, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company issued 9,200,000 shares of its common stock in a public offering in August and September 1999 for net proceeds of approximately $111.5 million.

The Company operated 180 auto lending branch offices as of September 30, 1999 and plans to open an additional 15 branches through the remainder of fiscal 2000 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of September 30, 1999, the Company had $24.0 million in cash and cash equivalents. The Company also had available borrowing capacity of $313.0 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company anticipates that it will require additional external capital for fiscal 2000 in order to fund expansion of its auto lending activities.

The Company anticipates that such funding will be in the form of additional securitization transactions and renewal and expansion of its existing warehouse credit facilities. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company's ability to manage interest rate risk. First, auto finance contracts are purchased at fixed interest rates, while the amounts borrowed under warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the auto finance contracts originated by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date receivables are purchased and the completion and pricing of securitization transactions.

The Company utilizes several strategies to minimize the risk of interest rate fluctuations, including the use of derivative financial instruments, the regular sale of auto receivables to the Trusts and pre-funding of securitization transactions. Pre-funding securitizations is the practice of issuing more asset-backed securities than the amount of receivables initially sold to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional receivables are sold to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, borrowing costs are locked in with respect to the loans subsequently delivered to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of receivables and the interest rate paid on the asset-backed securities outstanding.

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to rates on U.S. Treasury Notes with similar average maturities or various London Interbank Offered Rates ("LIBOR"). The Company has periodically used Forward U.S. Treasury rate lock agreements to lock in the indexed rate for specific anticipated securitization transactions. The floating rates on securities issued by the Trusts are indexed to LIBOR. The Company uses Interest Rate Swap agreements to convert the floating rate exposures on these securities to a fixed rate. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance. Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading.

There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

YEAR 2000 ISSUE

The year 2000 issue is whether the Company's or its vendors' computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company has developed a comprehensive project plan for achieving year 2000 readiness. This project plan is composed of several phases:

- AWARENESS AND INVENTORY - An inventory of critical hardware and software has been completed and information technology components have been assessed. This assessment included major suppliers and business partners and the Company is monitoring their continued progress toward year 2000 compliance; however, the Company does not rely on any single supplier or partner to conduct business. Follow-up inquiries to third-party vendors who have not provided specific compliance dates are ongoing. The awareness phase is also ongoing.

- ASSESSMENT - Using the results obtained from the inventory, a risk assessment has been made on all components and priority assigned to mission-critical systems.

- RENOVATION AND TESTING - During this phase all systems were identified which had a risk to year 2000 readiness. The systems identified were corrected using a secured development environment. Testing was also performed during this phase and has been completed.

- IMPLEMENTATION - User-developed applications and macros were assessed and remediated. Any non-compliant applications were replaced with a year 2000-ready version.

- CONTINUED DUE DILIGENCE - The Company tested interfaces with financial applications using year 2000 dates and scenarios. Testing was completed at the end of October 1999 and the systems have been "frozen". No additional development will be implemented until the year 2000.

- CONTINGENCY PLANNING - Contingency planning is a key component of the Company's year 2000 readiness project. The Company has developed and is continuing to develop contingency plans, which document the processes necessary to maintain critical business functions should a significant third-party system or critical internal system fail.

Through September 30, 1999, the Company has incurred approximately $1 million for incremental costs. Any future incremental costs are not expected to be material.

There are many risks associated with the year 2000 compliance issue including, but not limited to, the possible failure of the Company's computer and information systems. Any such failure could have a material adverse effect on the Company including the inability to properly bill and collect payments from consumers and errors and omissions in accounting and financial data. In addition, the Company is exposed to the inability of third parties to perform as a result of year 2000 compliance. Any such failure by a third-party bank, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company.

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains several "forward-looking statements". Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended June 30, 1999. It is advisable not to place undue reliance on the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company's funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis - Interest Rate Risk" for additional information regarding such market risks.

     PART II.    OTHER INFORMATION

     Item 1.     LEGAL PROCEEDINGS

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

On April 8, 1999, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements for the second, third and fourth quarters of fiscal year 1997, fiscal year 1998 and the first quarter of fiscal year 1999. The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for the three months ended September 30, 1998 and the fiscal years ended June 30, 1998, 1997 and 1996. A motion to dismiss this litigation has been filed by the Company and is presently pending. In the opinion of management, this litigation is without merit and the Company intends to vigorously defend against the complaint.

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

                 Not Applicable

     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibits:

                 11.1  Statement Re Computation of Per Share Earnings

                 27.1  Financial Data Schedule

                 (b)   Reports on Form 8-K

                       A report on Form 8-K was filed August 4, 1999 with the Commission to report under Item 5, the Company's annual earnings for its fiscal year ended June 30, 1999.

                       A report on Form 8-K was filed September 7, 1999 with the Commission to report under Item 5, an amendment of the Rights Agreement, dated as of August 28, 1997, between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent. Also reported under this Item 5, were Bylaw Amendments.

                       Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended September 30, 1999 reporting monthly information related to securitization trusts.

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



                                                AmeriCredit Corp.
                                       ---------------------------------------
                                                   (Registrant)


Date:  November 5, 1999                         By: /s/ Daniel E. Berce
                                       ---------------------------------------
                                                      (Signature)

                                       Daniel E. Berce
                                       Chief Financial Officer