Form 10-K/A
period 1999-06-30
AMERICREDIT CORP
filed 1999-12-17
CIK 804269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended  June 30, 1999
                                              -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  1-10667
                        -------

                               AmeriCredit Corp.
                               ----------------
            (Exact name of registrant as specified in its charter)

           Texas                                       75-2291093
           -----                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

801 Cherry Street, Suite 3900,               Fort Worth, Texas           76102
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (817) 302-7000
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each class                           which registered
     Common Stock, $.01 par value                 New York Stock Exchange
     ----------------------------                 -----------------------

Securities registered pursuant to Section 12(g) of the Act:
9 1/4 % Senior Notes due 2004/Guarantee of 9 1/4% Senior Notes due 2004 9.875% Senior Notes due 2006/Guarantee of 9.875% Senior Notes due 2006
----------------------------------------------------------------------
                               (Title of class)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                               AMERICREDIT CORP.

                             INDEX TO FORM 10-K/A

     AmeriCredit Corp. (the "Company") hereby amends and restates in their entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 21, 1999.

ITEM                                                             PAGE
 NO.                                                              No.
----                                                              ---
                                   PART III
10.  Directors and Executive Officers of the Registrant            3
11.  Executive Compensation                                        5
12.  Security Ownership of Certain Beneficial Owners and
     Management                                                   12
13.  Certain Relationships and Related Party Transactions         14

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     See Item 1 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 21, 1999, "Business - Executive Officers" for information concerning executive officers.

     The Company's Board of Directors consists of eight directors. Each director has been elected to serve for a specified term or until his successor has been elected and qualified.

     The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company:

     CLIFTON H. MORRIS, JR., 64, whose term expires at the 2002 Annual Meeting of Shareholders, has been a director of the Company since 1988. Mr. Morris has been Chairman of the Board and Chief Executive Officer of the Company since May 1988, and was also President of the Company from such date until April 1991 and from April 1992 to November 1996. Mr. Morris is also a director of Service Corporation International, a publicly held company which owns and operates funeral homes and related businesses, and Cash America International, Inc., a publicly held pawn brokerage company.

     MICHAEL R. BARRINGTON, 40, whose term expires at the 2001 Annual Meeting of Shareholders, has been a director of the Company since 1990. Mr. Barrington has been Vice Chairman, President and Chief Operating Officer of the Company since November 1996 and was Executive Vice President, Chief Operating Officer of the Company from November 1994 until November 1996. Mr. Barrington was a Vice President of the Company from May 1991 until November 1994. From its formation in July 1992 until November 1996, Mr. Barrington was also the President and Chief Operating Officer of AmeriCredit Financial Services, Inc. ("AFSI"), a subsidiary of the Company.

     DANIEL E. BERCE, 45, whose term expires at the 2000 Annual Meeting of Shareholders, has been a director of the Company since 1990. Mr. Berce has been Vice Chairman and Chief Financial Officer of the Company since November 1996 and was Executive Vice President, Chief Financial Officer and Treasurer of the Company from November 1994 until November 1996. Mr. Berce was Vice President, Chief Financial Officer and Treasurer of the Company from May 1991 until November 1994. Mr. Berce is also a director of INSpire Insurance Solutions, Inc., a publicly held company which provides policy and claims administration services to the property and casualty insurance industry.

     A. R. DIKE, 63, whose term expires at the 2002 Annual Meeting of Shareholders, has been a director of the Company since 1998. Mr. Dike is the President and Chief Executive Officer of The Dike Company, Inc., a private insurance agency, and has been in such position since July 1999. Prior to July 1999, Mr. Dike was President of Willis Corroon Life, Inc. of Texas, and was in such position for more than five years. Mr. Dike also serves on the Board of Directors of Cash America International, Inc.

     EDWARD H. ESSTMAN, 58, whose term expires at the 2000 Annual Meeting of Shareholders, has been a director of the Company since 1996. Mr. Esstman has been President and Chief Operating Officer of AFSI since November 1996. Mr. Esstman was Executive Vice President, Director of Consumer Finance Operations of AFSI from November 1994 until November 1996 and was Senior Vice President, Director of Consumer Finance of AFSI from AFSI's formation in July 1992 until November 1994. Mr. Esstman has also been Executive Vice President--Auto Finance Division for the Company since November 1996 and Senior Vice President and Chief Credit Officer for the Company from November 1994 until November 1996.

     JAMES H. GREER, 72, whose term expires at the 2000 Annual Meeting of Shareholders, has been a director of the Company since 1990. Mr. Greer is Chairman of the Board of Shelton W. Greer Co., Inc. which engineers, manufactures, fabricates and installs building specialty products, and has been such for more than five years. Mr. Greer is also a director of Service Corporation International, and Pinnacle Global Group, Inc., a publicly held company that provides investment banking and other financial services.

     DOUGLAS K. HIGGINS, 49, whose term expires at the 2001 Annual Meeting of Shareholders, has been a director of the Company since 1996. Mr. Higgins is a private investor and owner of Higgins & Associates and has been in such position since July 1994. In 1983, Mr. Higgins founded H & M Food Systems Company, Inc., a manufacturer of meat-based products for the foodservice industry, and was employed by such company as President until his retirement in July 1994.

     KENNETH H. JONES, JR., 64, whose term expires at the 2001 Annual Meeting of Shareholders, has been a director of the Company since 1988. Mr. Jones is Vice Chairman of KBK Capital Corporation, a publicly held non-bank commercial finance company, and has been in such position since January 1995. Prior to January 1995, Mr. Jones was a shareholder in the Decker, Jones, McMackin, McClane, Hall & Bates, P.C. law firm in Fort Worth, Texas, and was with such firm and its predecessor or otherwise involved in the private practice of law in Fort Worth, Texas for more than five years. Until June 26, 1995, Mr. Jones was Chairman of the Board of RVAC, Inc., a privately held company engaged in manufacturing and installing air conditioning products on recreational vehicles and manufactured housing. An involuntary Chapter 7 petition was filed against RVAC, Inc. in December 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers and directors are required to file under the Securities Exchange Act of 1934, as amended, reports of ownership and changes of ownership with the SEC. Based solely upon information provided to the Company by individual directors and executive officers, the Company believes that during the fiscal year ended June 30, 1999, all filing requirements applicable to its executive officers and directors were met, except that (i) the purchase of 18,500 shares by Mr. Greer during March 1999, reportable on a Form 4 due to be filed with the SEC on or before April 10, 1999, was reported on a Form 4 filed with the SEC on May 7, 1999, and (ii) Mr. Dike's initial Form 3 report, due within ten days of his election as a director on November 4, 1998, was not filed with the SEC until November 25, 1998.

Item 11.  Executive Compensation
--------------------------------

Summary Compensation Table

     The following sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the ''Named Executive Officers'') for the fiscal years shown.

                                                                                              Long Term           All Other
                                                                                              ---------           ---------
                                                                                            Compensation        Compensation
                                                                                            ------------        ------------
                                                             Annual Compensation                Awards             ($)(1)
                                                             -------------------                ------             ------
                                                                                               Shares of
                                                                                              Common Stock
                                                                                              ------------
     Name and                                                                                  Underlying
     --------                                                                                  -----------
Principal Position                                                                            Stock Options
------------------                                                                            -------------
                                              Year       Salary ($)        Bonus ($)               (#)
                                            -------      ---------         --------               -----
Clifton H. Morris, Jr.....................      1999       574,815           823,973                   --              79,750
 Chairman & CEO...........................      1998       523,000           500,000              710,000              79,761
                                                1997       379,230           379,230                   --             101,241

Michael R. Barrington.....................      1999       474,815           673,973                   --              44,592
 Vice Chairman, President & Chief.........      1998       381,750           458,767              710,000              43,681
  Operating Officer.......................      1997       276,704           258,704                   --              43,326

Daniel E. Berce...........................      1999       474,815           673,973                   --              44,370
 Vice Chairman & Chief Financial Officer..      1998       381,750           458,767              710,000              44,381
                                                1997       276,704           258,704                   --              44,120

Edward H. Esstman.........................      1999       384,061           448,202                   --              45,905
 President and Chief Operating Officer....      1998       334,250           307,890              495,000              45,916
  --AFSI..................................      1997       246,473           171,355                   --              45,655

Michael T. Miller.........................      1999       255,000           255,000               18,400               5,278
 Executive Vice President.................      1998       165,000           123,750              259,200               4,941
    and Chief   Credit Officer............      1997       119,822            59,911               70,000                 730

----------------
(1)  The amounts disclosed in this column for fiscal 1999 include:

     (a) Company contributions to 401(k) retirement plans on behalf of each executive officer in the amount of $4,750;

     (b) Payment by the Company of premiums for term life insurance on behalf of Mr. Barrington, $2,342; Mr. Berce, $2,120; Mr. Esstman, $3,655; and Mr. Miller, $528; and

     (c) Annual premium payments under split-dollar life insurance policies on Mr. Morris, $75,000; and Messrs. Barrington, Berce, and Esstman, $37,500 each.

Option Grants in Last Fiscal Year

     The following table shows all individual grants of stock options to the Named Executive Officers of the Company during the fiscal year ended June 30, 1999.



                                          Shares of         % of Total
                                         -----------        ----------
                                         Common Stock         Options
                                         ------------         -------
                                          Underlying        Granted to    Exercise                   Grant Date
                                          ----------        ----------    --------                   ----------
                                           Options         Employees in     Price    Expiration       Present
                                          --------         ------------     -----    ----------       --------
                                          Granted (#)      Fiscal Year     ($/Sh)       Date          Value ($)
                                          ----------       -----------     -------      ----          ---------
Clifton H. Morris, Jr..................          --               --          --           --          --
 Chairman & CEO

Michael R. Barrington..................          --               --          --           --          --
 Vice Chairman, President & Chief
  Operating Officer

Daniel E. Berce........................          --               --          --           --          --
 Vice Chairman & Chief Financial
  Officer

Edward H. Esstman......................          --               --          --           --          --
 President and Chief Operating
 Officer--AFSI

Michael T. Miller......................      18,400(1)           .65%      17.00     8/6/2008     190,992(2)
 Executive Vice President and
 Chief Credit Officer

(1) The options granted to Mr. Miller, which expire ten years after the grant date, become exercisable 20% on August 6, 1998 and in 20% increments thereafter on the anniversary date of the grant.

(2) As suggested by the SEC's rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The calculation is based on a ten year option term and upon the following assumptions: annual dividend growth of 0 percent, volatility of approximately 40%, and a risk-free rate of return based on the published Treasury yield curve effective on the grant date. There can be no assurance that the amounts reflected in this column will be achieved.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

     Shown below is information with respect to the Named Executive Officers regarding option exercises during the fiscal year ended June 30, 1999, and the value of unexercised options held as of June 30, 1999.

                                                                          Shares of
                                                                          ---------
                                                                         Common Stock
                                                                         ------------
                                         Shares                           Underlying
                                         ------                           ----------
                                        Acquired                          Unexercised          Value of Unexercised In-
                                        --------                          -----------          ------------------------
                                           on                           Options at FY-End        the-Money Options at
                                           --                           -----------------        --------------------
                                        Exercise         Value            Exercisable/           FY-End Exercisable/
                                        --------         -----            ------------           -------------------
                Name                      (#)       Realized ($)(1)     Unexercisable(#)         Unexercisable($) (2)
                ----                      ---       ---------------     ----------------         --------------------
Clifton H. Morris, Jr............        685,332         10,605,833     2,350,666/852,000        22,492,701/3,408,000
  Chairman & CEO
Michael R. Barrington............        151,880          1,569,718     1,333,000/852,000         9,439,500/3,408,000
 Vice Chairman, President & Chief
Operating Officer
Daniel E. Berce..................            -0-                -0-     1,815,214/852,000        15,970,592/3,408,000
 Vice Chairman & Chief Financial
  Officer
Edward H. Esstman................        200,000          2,939,610       966,666/594,000         7,240,731/2,376,000
 President and Chief Operating
 Officer--AFSI
Michael T. Miller................         20,000            216,188       214,720/344,080           800,000/1,392,500
 Executive Vice President and
 Chief Credit Officer

________________

(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the options were exercised. The value realized was determined without considering any taxes which may have been owed.

(2) Values stated are pre-tax, net of cost and are based upon the closing price of $16.00 per share of the Company's Common Stock on the NYSE on June 30, 1999, the last trading day of the fiscal year.

  Director Compensation
  ----------------------

     Members of the Board of Directors currently receive a $2,500 quarterly retainer fee and an additional $4,000 fee for attendance at each meeting of the Board. Members of Committees of the Board of Directors are paid $2,000 per quarter for participation in all committee meetings held during that quarter.

     At the 1990 Annual Meeting of Shareholders, the Company adopted the 1990 Stock Option Plan for Non-Employee Directors of AmeriCredit Corp. (the "1990 Director Plan"), which provides for grants to the Company's nonemployee directors of nonqualified stock options and reserves, in the aggregate, a total of 1,500,000 shares of Common Stock for issuance upon exercise of stock options granted under such plan. Under the 1990 Director Plan, each nonemployee director receives, upon election as a Director and thereafter on the first business day after the date of each annual meeting of shareholders of the Company, an option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option is fully vested upon the date of grant but may not be exercised prior to the expiration of six months after the date of grant. On November 4, 1998, options to purchase 20,000 shares of Common Stock were granted under the 1990 Director Plan to each of Messrs. Dike, Greer, Higgins and Jones at an exercise price of $14.88 per share. The exercise price for the options granted to Messrs. Dike, Greer, Higgins and Jones is equal to the last reported sale price of the Common Stock on the New York Stock Exchange ("NYSE") on the day preceding the date of grant. On November 3, 1999, each nonemployee director was granted an option to purchase 20,000 additional shares of Common Stock, pursuant to the 1990 Director Plan, at an exercise price of $17.81 per share.

     During the fiscal year ended June 30, 1999, Mr. Jones exercised options to purchase 140,000 shares at exercise prices ranging from $1.40 to $9.375 per share.


  Compensation Committee Interlocks and Insider Participation

     No member of the Stock Option/Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries or has any relationship that requires specific disclosure under this heading.


Report of the Compensation Committee on Executive Compensation

     During fiscal 1999, the Stock Option/Compensation Committee of the Board of Directors (the ''Committee'') was comprised of Messrs. Dike, Greer, Higgins and Jones. The Committee is responsible for all elements of the total compensation program for executive officers and senior management personnel of the Company, including stock option grants and the administration of other incentive programs.


  General

     The objectives of the Company's compensation strategy have remained constant since fiscal 1994 and are as follows: (i) to attract and retain the best possible executive talent, (ii) to motivate its executives to achieve the Company's goals, (iii) to link executive and shareholder interest through compensation plans that provide opportunities for management to become substantial shareholders in the Company, and (iv) to provide a compensation package that appropriately recognizes both individual and corporate contributions.

     The Company's compensation strategy was initially developed in fiscal 1994 with the assistance of independent compensation consultants and was reevaluated in fiscal 1996 by another independent compensation consultant. The Committee did not authorize an evaluation of the Company's compensation strategy or levels by outside consultants during fiscal 1999. However, the Committee has continued to generally follow the strategies developed in prior periods in conjunction with the outside consultants.


Components of Compensation of Executive Officers

     Compensation paid to the Company's Named Executive Officers in fiscal 1999 consisted of the following: base salary and annual bonus. With the exception of Mr. Miller, no stock options or other long-term incentive awards were made to the Company's Named Executive Officers in fiscal 1999.


  Base Salary

     Employment agreements have been entered into between the Company and each of the Named Executive Officers. All of these employment agreements, which are described in greater detail hereinafter, provide for certain minimum annual base salary with salary increases, bonuses and other incentive awards to be made at the discretion of this Committee.

     In April 1999, the Committee authorized a base salary increase of $200,000 for Messrs. Morris, Barrington and Berce and $55,000 for Mr. Esstman. The increases were considered appropriate in light of the continuing growth and financial success of the Company, as reflected in the following factors considered by the Committee as of March 31, 1999 as compared to March 31, 1998: net income increased 48%, auto loan originations increased 69%, average net managed auto receivables increased 93%, and portfolio delinquency, annualized charge-offs and expenses as a percentage of average net receivables decreased. In addition, the Committee considered the fact that, in the twelve months prior to the compensation increase, the Company had engaged in several successful capital market and financing transactions, including increases in revolving and warehouse credit facilities from $505 million to over $1 billion, the issuance of $200 million in senior unsecured notes and the issuance of $2.4 billion of notes in securitization transactions.

     The compensation increases were designed to recognize the Company's financial achievements and to serve to motivate the executives in future periods through a compensation system that clearly rewards financial success. Additionally, in return for these compensation increases, Messrs. Morris, Barrington, Berce and Esstman have agreed to forego consideration for future base compensation increases for a period of at least 3 years; the Committee shall, in its sole discretion, determine when such executive officers shall again be eligible for base compensation increases.


  Annual Incentive

     The purpose of annual incentive bonus awards is to encourage executive officers and key management personnel to exercise their best efforts and management skills toward achieving the Company's predetermined objectives. In fiscal 1999, the CEO and the other Named Executive Officers received annual incentive awards equal to between 100% and 150% of their base salary. As described in the Company's 1998 Proxy Statement, these bonus awards were made in return for the Company's successfully meeting earnings per share targets established by the Committee prior to fiscal 1999. Under this plan, minimum earnings levels were required to be obtained before any bonuses were awarded; the plan also defined maximum award levels. Based on the Company's earnings per share in fiscal 1999, the maximum bonus target was achieved for the CEO and the other Named Executive Officers.

     For fiscal 2000, the Committee has approved an incentive plan similar to the plan in effect for fiscal 1999, including the establishment of earnings per share targets and award levels associated with the Company's success in meeting those targets.


  Long-Term Incentive

     In light of the stock options granted to the Named Executive Officers under the 1998 Limited Stock Option Plan (the ''1998 Plan''), approved by shareholders at the 1998 Annual Meeting, no stock option grants were made in fiscal 1999 to the Named Executive Officers, other than Mr. Miller. In connection with a promotion, Mr. Miller was granted a stock option for 18,400 shares on August 6, 1998 at an exercise price of $17.00 per share.

     As noted in the 1998 Proxy Statement, there will be no further stock-based, long-term incentive awards to Messrs. Morris, Barrington, Berce and Esstman until the stock options covered by the 1998 Plan are fully vested and exercisable.


  Other Compensation Plans

     The Company maintains certain broad-based employee benefit plans in which executive officers are permitted to participate on the same terms as non-executive personnel who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans.

     In addition, the Committee has previously approved a split-dollar life insurance program for Messrs. Morris, Barrington, Berce and Esstman. Under this program, the Company advances annual premiums for life insurance policies on these officers, subject to the right of the Company to recover certain amounts in the event of the officer's death or termination of employment. As adopted by the Committee, the annual premiums will not exceed $75,000 in the case of Mr. Morris and $37,500 in the case of Messrs. Barrington, Berce and Esstman.


Fiscal 1999 Compensation of CEO

     During fiscal 1999, Mr. Morris received $549,315 in base salary. As noted above, Mr. Morris received a $200,000 increase in base compensation effective April 1999. The Committee believes that Mr. Morris' base salary is aligned with base salaries paid to the top executive officer at similarly-sized financial services companies and at the companies previously reviewed by the Committee located within the Dallas-Fort Worth area. The salary amount shown for Mr. Morris in the ''Executive Compensation--Summary Compensation Table'' hereinabove includes director fees in addition to his base salary.

     As discussed above, Mr. Morris also received a cash bonus under the 1999 incentive plan equal to 150% of his base salary, an award that represented the maximum bonus opportunity for Mr. Morris.

     No stock options or other stock-based, long-term incentive awards were made to Mr. Morris during fiscal 1999.

                 DOUGLAS K. HIGGINS
                 A. R. DIKE
                 JAMES H. GREER
                 KENNETH H. JONES, JR.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, in whole or in part, the preceding report and the Performance Graph shown hereinafter shall not be incorporated by reference into any such filings.


Employment Contracts, Termination of Employment and Change-in Control
Arrangements

     The Company has entered into employment agreements with all of its Named Executive Officers. These agreements, as amended, contain terms that renew annually for successive five year periods (ten years in the case of Mr. Morris), and the compensation thereunder is determined annually by the Company's Board of Directors, subject to the following minimum annual compensation: Mr. Morris, $500,000; Messrs. Barrington and Berce, $345,000; Mr. Esstman, $300,000; and Mr. Miller, $255,000. Included in each agreement is a covenant of the employee not to compete with the Company during the term of his employment and for a period of three years thereafter. The employment agreements also provide that if the employee is terminated by the Company other than for cause, or in the event the employee resigns or is terminated other than for cause within twelve months after a "change in control" of the Company (as that term is defined in the employment agreements), the Company will pay to the employee the remainder of his current year's salary (undiscounted) plus the discounted present value (employing an interest rate of 8%) of two additional years' salary (for which purpose "salary" includes the annual rate of compensation immediately prior to the "change in control" plus the average annual cash bonus for the immediately preceding three year period).

     In addition to the employment agreements described above, the terms of all stock options granted to the Named Executive Officers provide that such options will become immediately vested and exercisable upon the occurrence of a change in control as defined in the stock option agreements evidencing such grants.

     The provisions and terms contained in these employment and option agreements could have the effect of increasing the cost of a change in control of the Company and thereby delay or hinder such a change in control.


Performance Graph

     The following graph presents cumulative shareholder return on the Company's Common Stock for the five years ended June 30, 1999. The Company is compared to the S&P 500 and the S&P Financial Index. Each Index assumes $100 invested at the beginning of the measurement period and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

     The data source for the graph is Media General Financial Services, Inc., an authorized licensee of S&P.


                                      LOGO

                         June          June         June        June         June          June
                     -------------  -----------  ----------  ----------  ------------  ------------
                         1994          1995         1996        1997         1998          1999
                     -------------  -----------  ----------  ----------  ------------  ------------
AmeriCredit........        $100.00      $189.36     $265.96     $357.45       $607.45       $544.68
S&P 500............        $100.00      $126.07     $158.85     $213.97       $278.51       $341.89
S&P Financials.....        $100.00      $120.59     $171.13     $260.13       $361.45       $391.37

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 10, 1999, by (i) each current director and nominee for director of the Company;
(ii) each Named Executive Officer (as defined in the "Executive Compensation-- Summary Compensation Table" hereinabove); (iii) all present executive officers and directors of the Company as a group; and (iv) each other person known to the Company to own beneficially more than five percent of the presently outstanding Common Stock.

                                                                             Common               Percent of
                                                                             ------               ----------
                                                                          Stock Owned             Class Owned
                                                                          -----------             -----------
                                                                        Beneficially(1)         Beneficially(1)
                                                                        ---------------         ---------------
Wanger Asset Management, L.P. ........................................        6,487,100(2)                 9.00%
Clifton H. Morris, Jr.  ..............................................        2,613,980(3)                 3.51%
Michael R. Barrington  ...............................................        1,352,358(4)                 1.84%
Daniel E. Berce  .....................................................        1,883,527(5)                 2.55%
Edward H. Esstman  ...................................................        1,036,620(6)                 1.42%
A. R. Dike  ..........................................................           91,476(7)                    *
James H. Greer  ......................................................          500,000(8)                    *
Douglas K. Higgins  ..................................................          226,000(9)                    *
Kenneth H. Jones, Jr.   ..............................................          320,000(10)                   *
Michael T. Miller  ...................................................          222,602(11)                   *
All Present Executive Officers and Directors as a Group (15 Persons)
 (3)(4)(5)(6)(7)(8)(9)(10)(11)  ......................................        9,017,139                   11.23%


----------------
* Less than 1%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 72,062,181 shares outstanding as of September 10, 1999, except for certain parties who hold options that are presently exercisable or exercisable within 60 days of September 10, 1999. The percentages for those parties who hold options that are presently exercisable or exercisable within 60 days of September 10, 1999 are based upon the sum of 72,062,181 shares outstanding plus the number of shares subject to options that are presently exercisable or exercisable within 60 days of September 10, 1999 held by them, as indicated in the following notes.

(2) As of September 15, 1999, the Company has been informed that Wanger Asset Management, L.P. ("Wanger") holds an aggregate of 6,487,100 shares in various investment funds and trusts for which Wanger serves as investment advisor and over which Wanger has shared voting and investment power. The address of Wanger is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(3) This amount includes 2,350,666 shares subject to stock options that are currently exercisable or exercisable within 60 days. This amount also includes 76,272 shares of Common Stock in the name of Sheridan C. Morris, Mr. Morris' wife.

(4) This amount includes 1,333,000 shares subject to stock options that are currently exercisable or exercisable within 60 days.

(5) This amount includes 1,815,214 shares subject to stock options that are currently exercisable or exercisable within 60 days.

(6) This amount includes 966,666 shares subject to stock options that are currently exercisable or exercisable within 60 days.

(7) The amount includes 20,000 shares subject to stock options that are currently exercisable or exercisable within 60 days. This amount also includes 7,000 shares of Common Stock held in the name of Sarah B. Dike, Mr. Dike's wife.

(8) This amount includes 480,000 shares subject to stock options that are currently exercisable or exercisable within 60 days. This amount does not include 39,212 shares of Common Stock held by Mr. Greer's wife as separate property, as to which Mr. Greer disclaims any beneficial interest.

(9) This amount includes 80,000 shares subject to stock options that are currently exercisable or exercisable within 60 days. This amount does not include 34,000 shares held in trust for the benefit of certain family members of Mr. Higgins, as to which Mr. Higgins disclaims any beneficial interest.

(10) This amount includes 280,000 shares subject to stock options that are currently exercisable or exercisable within 60 days.

(11) This amount includes 214,720 shares subject to stock options that are currently exercisable or exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Related Party Transactions

     The Company engages independent contractors to solicit business from motor vehicle dealers in certain geographic locations. During fiscal 1999, one such independent contractor was CHM Company, L.L.C. (''CHM Company''), a Delaware limited liability company, that is controlled by Clifton H. Morris, III, an adult son of Mr. Clifton H. Morris, Jr., Chairman and Chief Executive Officer of the Company. A per contract commission is paid to CHM Company for each motor vehicle contract originated by the Company that is attributable to the marketing efforts of CHM Company. Commission payments of $1,712,849 were made by the Company to CHM Company during fiscal 1999. Out of payments received from the Company, CHM Company pays all of its expenses, including salaries and benefits for its employees and marketing representatives, office expenses, travel expenses and promotional costs.

     On September 21, 1999, Messrs. Barrington and Berce, executive officers of the Company, each executed Revolving Credit Notes in the amount of $1,000,000 in favor of the Company. These Notes, which bear interest at the prime lending rate quoted by Bank One, Texas, N.A., provide that Messrs. Barrington and Berce can borrow, repay and reborrow from time to time thereunder. The Notes mature in full on the earlier to occur of September 20, 2000 or separation of employment for any reason. On September 28, 1999, Mr. Barrington received an advance of $425,000.00 under the Notes, which amount plus accrued interest is the aggregate amount outstanding at any one time under the Notes and which remains outstanding as of December 10, 1999.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICREDIT CORP.


December 17, 1999                      By: /S/ Daniel E. Berce
                                           -------------------------------------
                                           Daniel E. Berce
                                           Vice Chairman and Chief
                                           Financial Officer (Principal
                                           Financial Officer and
                                           Principal Accounting Officer)