Form 10-Q
period 1999-12-31
AMERICREDIT CORP
filed 2000-02-14
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to _____________________

Commission file number                      1-10667
                         -------------------------------------------------

                            Americredit Corp.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Texas                                      75-2291093
-------------------------------                -------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

             801 Cherry Street, Suite 3900, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (Zip Code)

                             (817) 302-7000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

There were 74,842,084 shares of common stock, $.01 par value outstanding as of January 31, 2000.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION

       Item 1.  Financial Statements                                     Page
                                                                         ----
            Consolidated Balance Sheets -
            December 31, 1999 and June 30, 1999 (unaudited)...............  3

            Consolidated Statements of Income and Comprehensive
            Income - Three Months and Six Months Ended
            December 31, 1999 and 1998 (unaudited)........................  4

            Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1999
            and 1998 (unaudited)..........................................  5

            Notes to Consolidated Financial
            Statements....................................................  6

       Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations................................. 18

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk............................................... 35

Part II.  OTHER INFORMATION

       Item 1.  Legal Proceedings......................................... 36

       Item 4.  Submisssion of Matters to a
                Vote of Security Holders.................................. 37

       Item 6.  Exhibits and Reports on Form 8-K.......................... 38

SIGNATURE       .......................................................... 40

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                    AMERICREDIT CORP.
                               Consolidated Balance Sheets
                            (Unaudited, Dollars in Thousands)

                                                         December 31,       June 30,
ASSETS                                                       1999             1999
                                                         ------------     ------------
   Cash and cash equivalents                             $    176,672     $     21,189
   Receivables held for sale, net                             559,929          456,009
   Interest-only receivables from Trusts                      230,366          191,865
   Investments in Trust receivables                           270,827          195,598
   Restricted cash                                            183,868          107,399
   Property and equipment, net                                 48,125           41,145
   Other assets                                                60,533           50,282
                                                         ------------     ------------

              Total assets                               $  1,530,320     $  1,063,487
                                                         ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
      Warehouse credit facilities                        $    356,217     $    114,659
      Credit enhancement facility                              35,000
      Senior notes                                            375,000          375,000
      Other notes payable                                      23,092           17,874
      Funding payable                                          18,014           43,042
      Accrued taxes and expenses                               51,805           39,187
      Deferred income taxes                                    85,400           73,995
                                                         ------------     ------------

              Total liabilities                               944,528          663,757
                                                         ------------     ------------

   Shareholders' equity
      Preferred Stock, $.01 par value
        per share; 20,000,000 shares
        authorized, none issued
      Common stock, $.01 par value
        per share; 120,000,000 shares authorized;
        81,994,867,and 71,498,474 shares issued                   820              715
      Additional paid-in capital                              379,235          252,194
      Accumulated other comprehensive income                   35,013           21,410
      Retained earnings                                       192,543          147,610
                                                         ------------     ------------

                                                              607,611          421,929

      Treasury stock, at cost
      (7,229,903 and 7,357,030 shares)                        (21,819)         (22,199)
                                                         ------------     ------------

              Total shareholders' equity                      585,792          399,730
                                                         ------------     ------------

          Total liabilities and shareholders'
            equity                                       $  1,530,320     $  1,063,487
                                                         ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                      Three Months Ended           Six Months Ended
                                          December 31,                December 31,
                                   -------------------------   -------------------------
                                      1999          1998          1999          1998
                                   -----------   -----------   -----------   -----------
Revenue:
   Finance charge income           $    27,458   $    16,260   $    54,994   $    33,177
   Gain on sale of receivables          49,314        38,900        98,242        74,020
   Servicing fee income                 41,096        21,146        75,883        38,011
   Other income                          1,376         2,013         2,744         2,877
                                   -----------   -----------   -----------   -----------

                                       119,244        78,319       231,863       148,085
                                   -----------   -----------   -----------   -----------

Costs and expenses:
     Operating expenses                 52,865        39,676       106,543        73,735
     Provision for losses                3,756         2,115         7,243         4,303
     Interest expense                   16,129         8,274        30,405        16,619
     Charge for closing
      mortgage operations               10,500                      10,500
                                   -----------   -----------   -----------   -----------

                                        83,250        50,065       154,691        94,657
                                   -----------   -----------   -----------   -----------

Income before income taxes              35,994        28,254        77,172        53,428

Income tax provision                    16,385        10,878        32,239        20,570
                                   -----------   -----------   -----------   -----------

     Net income                         19,609        17,376        44,933        32,858
                                   -----------   -----------   -----------   -----------

Other comprehensive income:
     Unrealized gain on credit
       enhancement assets                6,280        12,663        22,075         7,117
     Less related income taxes          (2,417)       (4,875)       (8,472)       (2,740)
                                   -----------   -----------   -----------   -----------

                                         3,863         7,788        13,603         4,377
                                   -----------   -----------   -----------   -----------

    Comprehensive income           $    23,472   $    25,164   $    58,536   $    37,235
                                   ===========   ===========   ===========   ===========
Earnings per share:

     Basic                         $       .27   $       .28   $       .64   $       .52
                                   ===========   ===========   ===========   ===========
     Diluted                       $       .25   $       .26   $       .60   $       .49
                                   ===========   ===========   ===========   ===========

Weighted average shares             73,988,228    62,857,131    70,745,962    62,657,929
                                   ===========   ===========   ===========   ===========

Weighted average shares and
   assumed incremental
   shares                           78,958,413    66,750,045    75,318,456    66,918,992
                                   ===========   ===========   ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                                           Six Months Ended
                                                                              December 31,
                                                                   ---------------------------------
                                                                      1999                  1998
                                                                   -----------           -----------
Cash flows from operating activities:
   Net income                                                      $    44,933           $    32,858
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Non-cash charge for closing mortgage operations                6,566
          Depreciation and amortization                                  9,357                 4,134
          Provision for losses                                           7,243                 4,303
          Deferred income taxes                                          7,414                20,841
          Non-cash servicing fee                                       (20,165)               (6,543)
          Non-cash gain on sale of auto receivables                    (92,670)              (70,403)
          Distributions from Trusts                                     36,711                24,921
          Changes in assets and liabilities:

            Other assets                                               (11,264)               (3,797)
            Accrued taxes and expenses                                  12,618                19,150
                                                                   -----------           -----------

Net cash provided by operating activities                                  743                25,464
                                                                   -----------           -----------

Cash flows from investing activities:

   Purchases of auto receivables                                    (2,040,093)           (1,229,509)
   Originations of mortgage receivables                               (108,950)             (124,446)
   Principal collections and recoveries on
       receivables                                                      17,547                 9,469
   Net proceeds from sale of auto receivables                        1,881,645             1,205,877
   Net proceeds from sale of mortgage receivables                      113,660               121,489
   Initial deposits to restricted cash                                 (92,000)              (36,250)
   Net change in credit enhancement facility                            35,000
   Purchases of property and equipment                                  (5,279)               (6,162)
   Increase in other assets                                             (5,653)               (6,057)
                                                                   -----------           -----------

Net cash used by investing activities                                 (204,123)              (65,589)
                                                                   -----------           -----------

Cash flows from financing activities:

   Net change in warehouse credit facilities                           241,558                71,314
   Payments on other notes payable                                      (5,740)               (1,425)
   Proceeds from issuance of common stock                              123,045                 5,858
                                                                   -----------           -----------

Net cash provided by financing activities                              358,863                75,747
                                                                   -----------           -----------

Net increase in cash and cash equivalents                              155,483                35,622

Cash and cash equivalents at beginning of period                        21,189                33,087
                                                                   -----------           -----------

Cash and cash equivalents at end of period                         $   176,672           $    68,709
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

The consolidated financial statements as of December 31, 1999 and for the periods ended December 31, 1999 and 1998 are unaudited, but in management's opinion include all adjustments necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                               December 31,    June 30,
                                                   1999          1999
                                               -----------     --------
Auto receivables                                $558,836       $444,128

Less allowance for losses                        (16,861)       (11,841)
                                                --------       --------

Auto receivables, net                            541,975        432,287

Mortgage receivables                              17,954         23,722
                                                --------       --------

                                                $559,929       $456,009
                                                ========       ========

A summary of the allowance for losses is as follows (in thousands):

                                        Three Months Ended      Six Months Ended
                                           December 31,           December 31,
                                       --------------------    -------------------
                                         1999        1998        1999       1998
                                       --------    --------    --------   --------
Balance at beginning of period         $ 16,712    $ 10,657    $ 11,841   $ 12,756
Provision for losses                      3,756       2,115       7,243      4,303
Acquisition fees                         20,785      13,383      42,498     27,429
Allowance related to auto receivables
  sold to Trusts                        (22,666)    (16,213)    (41,337)   (32,688)
Net charge-offs                          (1,726)     (1,565)     (3,384)    (3,423)
                                       --------    --------    --------   --------

Balance at end of period               $ 16,861    $  8,377    $ 16,861   $  8,377
                                       ========    ========    ========   ========

NOTE 3 - CREDIT ENHANCEMENT ASSETS

As of December 31, 1999 and June 30, 1999, the Company was servicing $4,743.5 million and $3,661.3 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                               December 31,     June 30,
                                                  1999            1999
                                               -----------      --------
Interest-only receivables from Trusts           $230,366        $191,865
Investments in Trust receivables                 270,827         195,598
Restricted cash                                  183,868         107,399
                                                --------        --------

                                                $685,061        $494,862
                                                ========        ========

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                    Three Months Ended     Six Months Ended
                                        December 31,          December 31,
                                    -------------------   -------------------
                                      1999       1998       1999       1998
                                    --------   --------   --------   --------
Balance at beginning of period      $577,532   $315,702   $494,862   $286,309
Non-cash gain on sale of auto
  receivables                         47,342     42,089     92,670     70,403
Accretion of present value discount   11,388      7,798     20,165     14,943
Initial deposits to restricted cash   65,000     19,500     92,000     36,250
Change in unrealized gain              6,280     12,663     22,075      7,117
Distributions from Trusts            (22,481)   (12,451)   (36,711)   (24,921)
Permanent impairment write-down                  (3,600)               (8,400)
                                    --------   --------   --------   --------

Balance at end of period            $685,061   $381,701   $685,061   $381,701
                                    ========   ========   ========   ========

A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                       Three Months Ended      Six Months Ended
                                           December 31,          December 31,
                                      --------------------    -------------------
                                         1999       1998        1999      1998
                                      ---------   --------    --------   --------
Balance at beginning of period        $ 400,738   $ 217,891   $354,338   $179,359
Assumptions for cumulative credit
  losses                                102,454      68,597    195,406    131,190
Permanent impairment write-down                       3,600                 8,400
Net charge-offs                         (50,971)    (33,489)   (97,523)   (62,350)
                                      ---------   --------    --------   --------

Balance at end of period              $ 452,221   $ 256,599   $452,221   $256,599
                                      =========   =========   ========   ========

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                      December 31,      June 30,
                                         1999             1999
                                      ------------      --------
Commercial paper facilities             $342,861        $ 94,369
Credit agreements                          2,688           1,306
Mortgage facility                         10,668          18,984
                                        --------        --------

                                        $356,217        $114,659
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

The Company has a mortgage warehouse facility with a bank under which the Company may borrow up to $25 million, subject to a defined borrowing base. Borrowings under the facility are collateralized by certain mortgage receivables and bear interest, based upon the Company's option, at either the prime rate plus 0.50% or LIBOR plus 1.5%. The Company is also required to pay an annual commitment fee equal to 0.125% of the unused portion of the facility. Due to the closing of the wholesale mortgage operations, as discussed further in Note 6, this facility was terminated by the Company effective as of January 31, 2000.

NOTE 5 - CREDIT ENHANCEMENT FACILITY

In October 1999, the Company entered into a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial restricted cash deposit required in its securitization transactions. The Company had previously utilized reinsurance arrangements to reduce the initial restricted cash deposit. These arrangements were reinsurance agreements and not funded debt and therefore were not recorded as such on the Company's consoldiated balance sheet.

Borrowings under the credit enhancement facility are available on a revolving basis through October 2001 and are collateralized by the Company's credit enhancement assets. The facility contains covenants requiring certain asset performance ratios.

NOTE 6 - CHARGE FOR CLOSING MORTGAGE OPERATIONS

As a result of declining premiums received for the sale of mortgage loans in the secondary markets, during the second quarter ending December 31, 1999, the Company ceased wholesale originations of mortgage loans and closed its mortgage loan production and processing offices.

The Company recognized a pre-tax charge of $10.5 million during the three months ended December 31, 1999 related to the closing of the mortgage operations. The charge consists of a $6.6 million write-off of goodwill, $2.0 million of reserves against mortgage receivables held for sale and $1.9 million of severance, facility closing and other costs. Reserves and accrued costs remaining at December 31, 1999 were $2.8 million. Since the goodwill write-off is not deductible for income tax reporting purposes, the charge amounted to approximately $9.0 million after related income tax benefits.

NOTE 7 - SUPPLEMENTAL INFORMATION

Cash payments(receipts)for interest costs and income taxes consist of the following (in thousands):


                                                Six Months Ended
                                                   December 31,
                                                ------------------
                                                1999          1998
                                                ----          ----

Interest costs (none capitalized)              $29,137      $15,728
Income taxes                                    16,799      (14,000)


During the six months ended December 31, 1999 and 1998, the Company entered into lease agreements for property and equipment of $10,958,000 and $6,037,000 respectively.

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

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                December 31, 1999
                        (Unaudited, Dollars in Thousands)


                                 AmeriCredit
                                    Corp.      Guarantors   Non-guarantors   Eliminations   Consolidated
                                 -----------   ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents           $          $ 178,208     $   (1,536)        $           $  176,672
Receivables held for sale, net                   182,748        377,181                        559,929
Interest-only receivables
   from Trusts                         2,676                    227,690                        230,366
Investments in Trust receivables                                270,827                        270,827
Restricted cash                                                 183,868                        183,868
Property and equipment, net              349      47,776                                        48,125
Other assets                          11,904      30,659         17,970                         60,533
Due (to) from affiliates             677,784    (691,381)        13,597
Investment in affiliates             257,727     189,039          1,759          (448,525)
                                     -------    --------      ---------          --------    ---------

    Total assets                    $950,440   $ (62,951)    $1,091,356         $(448,525)  $1,530,320
                                     =======    ========      =========          ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Warehouse credit facilities         $            $13,356     $  342,861         $           $  356,217
Credit enhancement facility                                      35,000                         35,000
Senior notes                         375,000                                                   375,000
Other notes payable                   23,092                                                    23,092
Funding payable                                   17,967             47                         18,014
Accrued taxes and expenses            25,521      24,276          2,008                         51,805
Deferred income taxes                (58,965)    (47,783)       192,148                         85,400
                                     -------    --------      ---------          --------    ---------

  Total liabilities                  364,648       7,816        572,064                        944,528
                                     -------    --------      ---------          --------    ---------

Shareholders' equity

Common stock                             820         203              1              (204)         820
Additional paid-in capital           379,235     110,160        189,885          (300,045)     379,235
Accumulated other
   comprehensive income               35,013                     35,013           (35,013)      35,013
Retained earnings                    192,543    (181,130)       294,393          (113,263)     192,543
                                     -------    --------      ---------          --------    ---------
                                     607,611     (70,767)       519,292          (448,525)     607,611

Treasury stock                       (21,819)                                                  (21,819)
                                     -------    --------      ---------          --------    ---------

  Total shareholders' equity         585,792     (70,767)       519,292          (448,525)     585,792
                                     -------    --------      ---------          --------    ---------

  Total liabilities and
    shareholders' equity            $950,440    $(62,951)    $1,091,356         $(448,525)  $1,530,320
                                     =======    ========      =========          ========    =========


                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 1999
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.      Guarantors   Non-guarantors   Eliminations   Consolidated
                                  -----------   ----------   --------------   ------------   ------------
ASSETS
Cash and cash equivalents          $            $  20,246       $    943       $              $   21,189
Receivables held for sale, net                    256,771        199,238                         456,009
Interest-only receivables             1,337                      190,528                         191,865
   from Trusts
Investments in Trust receivables                                 195,598                         195,598
Restricted cash                                                  107,399                         107,399
Property and equipment, net             349        40,796                                         41,145
Other assets                         11,510        30,170          8,602                          50,282
Due (to) from affiliates            567,368      (478,520)       (88,848)
Investment in affiliates            198,339       118,024          1,050        (317,413)
                                   --------     ---------       --------       ---------      ----------

    Total assets                   $778,903     $ (12,513)      $614,510       $(317,413)     $1,063,487
                                   ========     =========       ========       =========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Warehouse credit facilities        $            $  20,290       $ 94,369       $              $  114,659
Senior notes                        375,000                                                      375,000
Other notes payable                  17,874                                                       17,874
Funding payable                                    43,042                                         43,042
Accrued taxes and expenses           16,062        22,860            265                          39,187
Deferred income taxes               (29,763)      (42,016)       145,774                          73,995
                                   --------     ---------       --------       ---------      ----------
  Total liabilities                 379,173        44,176        240,408                         663,757
                                   --------     ---------       --------       ---------      ----------

Shareholders' equity

Common stock                            715           203              3            (206)            715
Additional paid-in capital          252,194       108,475        118,840        (227,315)        252,194
Accumulated other
   comprehensive income              21,410                       21,410         (21,410)         21,410
Retained earnings                   147,610      (165,367)       233,849         (68,482)        147,610
                                   --------     ---------       --------       ---------      ----------

                                    421,929       (56,689)       374,102        (317,413)        421,929

Treasury stock                      (22,199)                                                     (22,199)
                                   --------     ---------       --------       ---------      ----------

  Total shareholders'equity         399,730       (56,689)       374,102        (317,413)        399,730
                                   --------     ---------       --------       ---------      ----------

  Total liabilities and
    shareholders' equity           $778,903     $(12,513)       $614,510       $(317,413)     $1,063,487
                                   ========     =========       ========       =========      ==========

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 1999
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.      Guarantors   Non-guarantors   Eliminations   Consolidated
                                  -----------   ----------   --------------   ------------   ------------
Revenue:
  Finance charge income            $             $ 36,490       $ 18,504       $               $ 54,994
  Gain on sale of receivables          (126)        6,684         91,684                         98,242
  Servicing fee income                             73,032         19,273        (16,422)         75,883
  Other income                       22,338         2,386            351        (22,331)          2,744
  Equity in income of
    affiliates                       44,781                                     (44,781)
                                   --------      --------       --------       --------        --------

                                     66,993       118,592        129,812        (83,534)        231,863
                                   --------      --------       --------       --------        --------

Costs and expenses:
  Operating expenses                  1,568       121,389              8        (16,422)        106,543
  Provision for losses                              4,087          3,156                          7,243
  Interest expense                   20,397         4,137         28,202        (22,331)         30,405
  Charge for closing
     mortgage operations                           10,500                                        10,500
                                   --------      --------       --------       --------        --------

                                     21,965       140,113         31,366        (38,753)        154,691
                                   --------      --------       --------       --------        --------

Income before income taxes           45,028       (21,521)        98,446        (44,781)         77,172
Income tax provision                     95        (5,758)        37,902                         32,239
                                   --------      --------       --------       --------        --------

Net income                         $ 44,933     $(15,763)       $ 60,544       $(44,781)       $ 44,933
                                   ========     ========        ========       ========        ========

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 1998
                        (Unaudited, Dollars in Thousands)

                                  AmeriCredit
                                     Corp.       Guarantors   Non-guarantors   Eliminations   Consolidated
                                  -----------    ----------   --------------   ------------   ------------
Revenue:
  Finance charge income            $              $ 18,890        $14,287        $               $ 33,177
  Gain on sale of receivables       (6,394)          4,762         75,652                          74,020
  Servicing fee income                              59,497          5,190         (26,676)         38,011
  Other income                      14,736           2,124            693         (14,676)          2,877
  Equity in income of
    affiliates                      37,035                                        (37,035)
                                   -------        --------        -------        --------        --------
                                    45,377          85,273         95,822         (78,387)        148,085
                                   -------        --------        -------         -------        --------

Costs and expenses:
  Operating expenses                 7,687          92,599            125         (26,676)         73,735
  Provision for losses                               1,850          2,453                           4,303
  Interest expense                   8,999          11,320         10,976         (14,676)         16,619
                                   -------        --------        -------        --------        --------
                                    16,686         105,769         13,554         (41,352)         94,657
                                   -------        --------        -------        --------        --------

Income before income taxes          28,691         (20,496)        82,268         (37,035)         53,428

Income tax provision                (4,167)         (4,470)        29,207                          20,570
                                   -------        --------        -------        --------        --------

Net income                         $32,858        $(16,026)       $53,061        $(37,035)       $32,858
                                   =======        ========        =======        ========        =======

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                       Six Months Ended December 31, 1999
                        (Unaudited, Dollars in Thousands)

                                                   AmeriCredit
                                                      Corp.       Guarantors   Non-guarantors   Eliminations   Consolidated
                                                   -----------    ----------   --------------   ------------   ------------

Cash flow from operating activities:
  Net income                                        $  44,933    $   (15,763)   $    60,544     $   (44,781)   $    44,933
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Non-cash charge for closing
              mortgage operations                                      6,566                                         6,566
          Depreciation and amortization                                9,357                                         9,357
          Provision for losses                                         4,087          3,156                          7,243
          Deferred income taxes                       (24,721)        (5,767)        37,902                          7,414
          Non-cash servicing fee income                                             (20,165)                       (20.165)
          Non-cash gain on sale of auto
             receivables                                                            (92,670)                       (92,670)
          Distributions from Trusts                                                  36,711                         36,711
          Equity in income of affiliates              (44,781)                                       44,781
          Changes in assets and liabilities:
             Other assets                                (394)        (8,369)        (2,501)                       (11,264)
             Accrued taxes and expenses                 9,459          1,415          1,744                         12,618
                                                    ---------    -----------    -----------     -----------    -----------

Net cash provided by operating
    activities                                        (15,504)        (8,474)        24,721                            743
                                                    ---------    -----------    -----------     -----------    -----------

Cash flows from investing activities:
  Purchases of auto receivables                                   (2,040,093)    (2,084,943)      2,084,943     (2,040,093)
  Originations of mortgage receivables                              (108,950)                                     (108,950)
  Principal collections and recoveries on
    receivables                                                       (4,698)        22,245                         17,547
  Net proceeds from sale of auto receivables                       2,084,943      1,881,645      (2,084,943)     1,881,645
  Net proceeds from sale of mortgage receivables                     113,660                                       113,660
  Initial deposits to restricted cash                                               (92,000)                       (92,000)
  Net change in credit enhancement facility                                          35,000                         35,000
  Purchases of property and equipment                                 (5,279)                                       (5,279)
  Increase in other assets                                             1,214         (6,867)                        (5,653)
  Net change in investment in affiliates               (1,004)       (71,015)          (709)         72,728
                                                    ---------    -----------    -----------     -----------    -----------

Net cash used by investing activities                  (1,004)       (30,218)      (245,629)         72,728       (204,123)
                                                    ---------    -----------    -----------     -----------    -----------

Cash flows from financing activities:
  Net change in warehouse credit facilities                           (6,934)       248,492                        241,558
  Payments on other notes payable                      (5,740)                                                      (5,740)
  Proceeds from issuance of common stock              123,045          1,685         71,043         (72,728)       123,045
  Net change in due (to) from affiliates             (100,797)       201,903       (101,106)
                                                    ---------    -----------    -----------     -----------    -----------

Net cash provided by financing
  activities                                           16,508        196,654        218,429         (72,728)       358,863
                                                    ---------    -----------    -----------     -----------    -----------

Net increase in cash and cash equivalents                            157,962         (2,479)                       155,483

Cash and cash equivalents at beginning of
  period                                                              20,246            943                         21,189
                                                    ---------    -----------    -----------     -----------    -----------

Cash and cash equivalents at end of period          $            $   178,208    $    (1,536)    $              $   176,672
                                                    =========    ===========    ===========     ===========    ===========

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                       Six Months Ended December 31, 1998
                        (Unaudited, Dollars in Thousands)

                                                  AmeriCredit
                                                     Corp.        Guarantors   Non-guarantors   Eliminations   Consolidated
                                                  -----------     ----------   --------------   ------------   ------------
Cash flow from operating activities:
  Net income                                        $ 32,858     $   (16,026)   $    53,061      $  (37,035)    $    32,858
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
          Depreciation and amortization                   42           4,091              1                           4,134
          Provision for losses                                         1,850          2,453                           4,303
          Deferred income taxes                        2,202          (5,860)        24,499                          20,841
          Non-cash servicing fee income                                              (6,543)                         (6,543)
          Non-cash gain on sale of auto
           receivables                                                              (70,403)                        (70,403)
          Distributions from Trusts                                                  24,921                          24,921
          Equity in income of affiliates             (37,035)                                        37,035
         Changes in assets and liabilities:
               Other assets                              470          (1,827)        (2,440)                         (3,797)
               Accrued taxes and expenses             14,072            (732)         5,810                          19,150
                                                    --------     -----------    -----------     -----------     -----------

Net cash provided by operating
    activities                                        12,609         (18,504)        31,359                          25,464
                                                    --------     -----------    -----------     -----------     -----------


Cash flows from investing activities:
  Purchases of auto receivables                                   (1,229,509)    (1,305,107)      1,305,107      (1,229,509)
  Originations of mortgage receivables                              (124,446)                                      (124,446)
  Principal collections and recoveries on
    receivables                                                       (4,385)        13,854                           9,469
  Net proceeds from sale of auto receivables                       1,305,107      1,205,877      (1,305,107)      1,205,877
  Net proceeds from sale of mortgage receivables                     121,489                                        121,489
  Initial deposits to restricted cash                 (2,402)         (3,300)       (30,548)                        (36,250)
  Purchases of property and equipment                   (224)         (5,887)           (51)                         (6,162)
  Increase in other assets                                                           (6,057)                         (6,057)
                                                    --------     -----------    -----------     -----------     -----------

Net cash used by investing activities                 (2,626)         59,069       (122,032)                        (65,589)
                                                    --------     -----------    -----------     -----------     -----------

Cash flows from financing activities:
  Net change in warehouse credit facilities                           (2,563)        73,877                          71,314
  Payments on other notes payable                     (1,422)             (3)                                        (1,425)
  Proceeds from issuance of common stock               5,514             275             69                           5,858
  Net change in due (to) from affiliates             (14,075)          2,229         11,846
                                                    --------     -----------    -----------     -----------     -----------
Net cash provided by financing activities             (9,983)            (62)        85,792                          75,747
                                                    --------     -----------    -----------     -----------     -----------

Net increase in cash and cash equivalents                             40,503         (4,881)                         35,622

Cash and cash equivalents at beginning of
  period                                                              30,157          2,930                          33,087
                                                    --------     -----------    -----------     -----------     -----------

Cash and cash equivalents at end of period          $            $    70,660    $    (1,951)    $               $    68,709
                                                    ========     ===========    ===========     ===========     ===========

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

The premiums received by AMS for the sale of mortgage loans in the secondary markets have deteriorated since the Company's acquisition of AMS. The average net premium received on sales decreased to a low of 1.9% for the three months ended September 30, 1999 from 5.6% for the period from the date of acquisition of AMS through June 30, 1997. As a result, during October 1999, Company management assessed various options with respect to the operations of AMS and decided to cease the operations of AMS. The AMS wholesale mortgage loan production and processing offices have been closed and the assets of AMS are being liquidated.

The Company incurred a pre-tax charge of $10.5 million in the three months ended December 31, 1999 related to the closing of its mortgage operations. The charge consists of a $6.6 million write-off of goodwill, $2.0 million of reserves against mortgage receivables held for sale and $1.9 million severance, facility closing and other costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO
      THREE MONTHS ENDED DECEMBER 31, 1998

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                               Three Months Ended
                                                   December 31,
                                             ------------------------
                                                1999          1998
                                             ----------    ----------
Auto:
  Held for sale                              $  496,578    $  279,693
  Serviced                                    4,542,046     2,625,065
                                             ----------    ----------
                                              5,038,624     2,904,758

Mortgage                                         29,949        27,560
                                             ----------    ----------

                                             $5,068,573    $2,932,318
                                             ==========    ==========


Average managed receivables outstanding increased by 73% as a result of higher loan purchase volume. The Company purchased $980.9 million of auto loans during the three months ended December 31, 1999, compared to purchases of $599.1 million during the three months ended December 31, 1998. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan production at branch offices opened prior to December 31, 1997 was 21% higher for the twelve months ended December 31,1999 versus the twelve months ended December 31, 1998. The Company operated 184 auto lending branch offices as of December 31, 1999, compared to 165 as of December 31, 1998.

Finance charge income consisted of the following (in thousands):

                                            Three Months Ended
                                               December 31,
                                         -------------------------
                                           1999             1998
                                         --------         --------
Auto                                     $ 27,458         $ 15,652
Mortgage                                                       608
                                         --------         --------

                                         $ 27,458         $ 16,260
                                         ========         ========

The increase in finance charge income is due primarily to an increase of 78% in average auto receivables held for sale in the three months ended December 31, 1999 versus the three months ended December 31, 1998. The Company's effective yield on its auto receivables held for sale decreased to 21.9% for the three months ended December 31, 1999 from 22.2% for the three months ended December 31, 1998. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                             Three Months Ended
                                                December 31,
                                           ---------------------
                                             1999          1998
                                           -------       -------
Auto                                       $49,314       $37,168
Mortgage                                                   1,732
                                           -------       -------

                                           $49,314       $38,900
                                           =======       =======


The increase in gain on sale of auto receivables resulted from the sale of $1,000.0 million of receivables in the three months ended December 31, 1999 as compared to $650.0 million of receivables sold in the three months ended December 31, 1998. The gain as a percentage of the sales proceeds decreased to 4.9% for the three months ended December 31, 1999 from 5.7% for the three months ended December 31,1998 as a result of an increase in US Treasury and other short term interest rates.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                              Three Months Ended
                                                  December 31,
                                              ------------------
                                              1999          1998
                                              ----          ----
Cumulative credit losses (including
  deferred gains)                             10.9%         11.1%
Discount rate used to estimate
  present value:
    Investment-only receivable from Trusts    12.0%         12.0%
    Investments in Trust receivables           7.8%          7.8%
    Restricted cash                            7.8%          7.8%

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

Servicing fee income increased to $41.1 million, or 3.6% of average serviced auto receivables, for the three months ended December 31, 1999, as compared to $21.1 million, or 3.2% of average serviced auto receivables, for the three months ended December 31, 1998. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended December 31, 1998 includes a charge of $3.6 million to increase credit loss reserves related to certain of the Company's fiscal 1996 and 1997 securitization transactions since the Company's reassessment of estimated cumulative credit losses for these transactions exceeded the original estimates. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 4.2% (due to the closing of the mortgage business there were no mortgage operating expenses incurred)for the three months ended December 31,1999, compared to 5.4% (5.1% excluding operating expenses of $2.5 million related to the mortgage business) for the three months ended December 31,1998. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $13.2 million, or 33%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $3.8 million for the three months ended December 31, 1999 from $2.1 million for the three months ended December 31,1998 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the three months ended December 31, 1999 and 1998.

Interest expense increased to $16.1 million for the three months ended December 31, 1999 from $8.3 million for the three months ended December 31, 1998 due to higher debt levels. Average debt outstanding was $643.9 million and $374.7 million for the three months ended December 31, 1999 and 1998, respectively. The Company's effective rate of interest paid on its debt increased to 9.9% from 8.8% as a result of increased average amounts of senior notes outstanding which have a higher cost than the Company's other forms of balance sheet debt.

The Company's effective income tax rate was 45.5% and 38.5% for the three months ended December 31, 1999 and 1998, respectively. The increase in the effective tax rate is due to the non-deductible write-off of goodwill from the closing of the mortgage operations.

SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO
      SIX MONTHS ENDED DECEMBER 31, 1998

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                 Six Months Ended
                                                    December 31,
                                             ------------------------
                                                1999          1998
                                             ----------    ----------
Auto:

  Held for sale                              $  478,566    $  284,969
  Serviced                                    4,245,948     2,419,905
                                             ----------    ----------
                                              4,724,514     2,704,874

Mortgage                                         35,137        22,757
                                             ----------    ----------

                                             $4,759,651    $2,727,631
                                             ==========    ==========

Average managed receivables outstanding increased by 74% as a result of higher loan purchase volume. The Company purchased $2,012.7 million of auto loans during the six months ended December 31, 1999, compared to purchases of $1,224.1 million during the six months ended December 31, 1998. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan production at branch offices opened prior to December 31, 1997 was 21% higher for the twelve months ended December 31, 1999 versus the twelve months ended December 31, 1998. The Company operated 184 auto lending branch offices as of December 31, 1999, compared to 165 as of December 31, 1998.

Finance charge income consisted of the following (in thousands):

                                             Six Months Ended
                                                December 31,
                                         -------------------------
                                           1999             1998
                                         --------         --------
Auto                                     $ 53,937         $ 32,146
Mortgage                                    1,057            1,031
                                         --------         --------

                                         $ 54,994         $ 33,177
                                         ========         ========


The increase in finance charge income is due primarily to an increase of 68% in average auto receivables held for sale in the six months ended December 31, 1999 versus the six months ended December 31, 1998. The Company's effective yield on its auto receivables held for sale remained constant at 22.4% for the six months ended December 31, 1999 and 1998. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                             Six Months Ended
                                                December 31,
                                           ---------------------
                                            1999           1998
                                           -------       -------
Auto                                       $96,731       $70,938
Mortgage                                     1,511         3,082
                                           -------       -------

                                           $98,242       $74,020
                                           =======       =======

The increase in gain on sale of auto receivables resulted from the sale of $1,900.0 million of receivables in the six months ended December 31, 1999 as compared to $1,220.0 million of receivables sold in the six months ended December 31, 1998. The gain as a percentage of the sales proceeds decreased to 5.1% for the six months ended December 31, 1999 from 5.8% for the six months ended December 31,1998 as a result of an increase in US Treasury and other short term interest rates.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                              Six Months Ended
                                                 December 31,
                                             -------------------
                                             1999          1998
                                             ----          ----
Cumulative credit losses (including
  deferred gains)                            10.9%         11.3%
Discount rate used to estimate
  present value:
    Investment-only receivable from Trusts   12.0%         12.0%
    Investments in Trust receivables          7.8%          7.8%
    Restricted cash                           7.8%          7.8%

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

Servicing fee income increased to $75.9 million, or 3.5% of average serviced auto receivables, for the six months ended December 31, 1999, as compared to $38.0 million, or 3.1% of average serviced auto receivables, for the six months ended December 31, 1998. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the six months ended December 31, 1998 includes a charge of $8.4 million to increase credit loss reserves related to certain of the Company's fiscal 1996 and 1997 securitization transactions since the Company's reassessment of estimated cumulative credit losses for these transactions exceeded the original estimates. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the six months ended December 31, 1999 compared to the six months ended December 31, 1998.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 4.5% (4.4% excluding operating expenses of $2.1 million related to the mortgage business) for the six months ended December 31, 1999, compared to 5.4% (5.1% excluding operating expenses of $4.4 million related to the mortgage business) for the six months ended December 31, 1998. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $32.8 million, or 44%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $7.2 million for the six months ended December 31, 1999 from $4.3 million for the six months ended December 31, 1998 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the six months ended December 31, 1999 and 1998.

Interest expense increased to $30.4 million for the six months ended December 31, 1999 from $16.6 million for the six months ended December 31, 1998 due to higher debt levels. Average debt outstanding was $619.6 million and $370.7 million for the six months ended December 31, 1999 and 1998, respectively. The Company's effective rate of interest paid on its debt increased to 9.7% from 8.9% as a result of increased average amounts of senior notes outstanding which have a higher cost than the Company's other forms of balance sheet debt.

The Company's effective income tax rate was 41.8% and 38.5% for the six months ended December 31, 1999 and 1998, respectively. The increase in the effective tax rate is due to the non-deductible write-off of goodwill from the closing of the mortgage operations.

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

The pro forma "portfolio-based" earnings data were as follows, excluding the effect of the mortgage charge (in thousands):

                                Three Months Ended         Six Months Ended
                                    December 31,               December 31,
                               --------------------       --------------------
                                 1999        1998           1999       1998
                               --------    --------       ---------   --------
Finance charge, fee and
 other income                  $246,745    $145,299       $ 465,070   $271,034
Funding costs                   (96,579)    (52,261)       (174,751)   (96,655)
                               --------    --------       ---------   --------

Net margin                      150,166      93,038         290,319    174,379

Operating expenses              (52,865)    (39,676)       (106,543)   (73,735)
Credit losses                   (52,697)    (35,054)       (100,907)   (65,773)
                               --------    --------       ---------   --------

Pre-tax "portfolio-based"
  income                         44,604      18,308          82,869     34,871
Income taxes                    (17,173)     (7,049)        (31,905)   (13,425)
                               --------    --------       ---------   --------

Net "portfolio-based" income   $ 27,431    $ 11,259        $50,964    $21,446
                               ========    ========        ========   ========

Diluted "portfolio-based"
   earnings per share          $   0.35    $   0.17        $   0.68   $   0.32
                               ========    ========        ========   ========

The pro-forma return on managed assets for the Company's auto business was as follows:

                                 Three Months Ended        Six Months Ended
                                    December 31,              December 31,
                                -------------------       -------------------
                                 1999        1998           1999       1998
                                 ----        ----           ----       ----
Finance charge, fee and
 other income                    19.4%        19.5%         19.4%      19.6%
Funding costs                    (7.6)        (7.0)         (7.3)      (7.0)
                                 -----        -----         -----      -----

Net margin                       11.8         12.5          12.1       12.6

Operating expenses               (4.2)        (5.1)         (4.4)      (5.1)
Credit losses                    (4.1)        (4.8)         (4.2)      (4.8)
                                 -----        -----         -----      -----

Pre-tax return on managed
   assets                         3.5          2.6           3.5        2.7
Income taxes                     (1.3)        (1.0)         (1.3)      (1.1)
                                 -----        -----         -----      -----

Return on managed assets          2.2%         1.6%          2.2%       1.6%
                                  ====         ====          ====       ====

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                            December 31,
                                                                 1999
                                      ------------------------------------------------------------
                                              Held for Sale
                                     ------------------------------      Auto         Managed Auto
                                       Auto     Mortgage    Total      Serviced        Portfolio
                                     --------   --------   --------   ----------       -----------
Principal amount of receivables      $558,836   $ 17,954   $576,790   $4,743,526       $5,302,362
                                                                      ==========       ==========

Allowance for losses                  (16,861)              (16,861)  $ (452,221)(a)   $ (469,082)
                                     --------   --------   --------   ==========       ==========

  Receivables, net                   $541,975    $17,954   $559,929
                                     ========    =======   ========

Number of outstanding contracts        40,642        228                420,552           461,194
                                     ========    =======              ==========       ==========

Average principal amount of
 outstanding contract (in dollars)   $ 13,750    $78,746              $   11,279       $   11,497
                                     ========    =======              ==========       ==========

Allowance for losses as a percentage
  of receivables                          3.0%                               9.5%          8.9%
                                     ========                         ==========       ==========

(a) The allowance for losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                               December 31,       December 31,
                                                  1999                1998
                                            -----------------   ---------------
                                             Amount   Percent   Amount  Percent
                                            --------  -------   ------  -------
Delinquent contracts:
   31 to 60 days                            $402,436    7.6%    $236,083    7.7%
   Greater than 60 days                      131,486    2.5       87,443    2.8
                                            --------   ----     --------   ----
                                             533,922   10.1      323,526   10.5
   In repossession                            48,003    0.9       30,204    1.0
                                            --------   ----     --------   ----

                                            $581,925   11.0%    $353,730   11.5%
                                            =======    ====     =======    ====

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as a quarterly percentage of average managed auto receivables outstanding were 4.5% for the three and six months ended December 31, 1999 and 1998. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                   Three Months Ended      Six Months Ended
                                       December 31,           December 31,
                                   -------------------    -------------------
                                     1999        1998        1999       1998
                                   -------     -------    --------    -------
Net charge-offs:
  Held for sale                     $1,726     $ 1,565      $3,384     $3,423
  Serviced                          50,971      33,489      97,523     62,350
                                   -------     -------    --------    -------
                                   $52,697     $35,054    $100,907    $65,773
                                   =======     =======    ========    =======

Net charge-offs as an
  annualized percentage of
  average managed auto
  receivables outstanding              4.1%        4.8%        4.2%       4.8%
                                   =======     =======    ========    =======

Net recoveries as a percentage
  of gross repossession charge-offs   51.7%       49.7%       53.1%      50.0%
                                   =======     =======    ========    =======

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                Six Months Ended
                                                   December 31,
                                             -----------------------
                                                1999          1998
                                             ---------     ---------
Operating activities                         $     743     $  25,464
Investing activities                          (204,123)      (65,589)
Financing activities                           358,863        75,747
                                             ---------     ---------
Net change in
  cash and cash equivalents                  $ 155,483     $  35,622
                                             =========     =========

The Company's primary sources of cash have been cash flows from operating activities, including excess cash flow distributions from the Trusts, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions and proceeds from issuance of debt and equity. The Company's primary uses of cash have been purchases and originations of receivables and funding credit enhancement requirements for securitization transactions.

The Company required cash of $2,040.1 million and $1,229.5 million for the purchase of auto finance contracts during the six months ended December 31, 1999 and 1998, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

In September 1999, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and increased the amount of structured warehouse financing available under the agreement to $675 million from $505 million. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in September 2000. A total of $192.9 million was outstanding under this facility as of December 31,1999.

Also, in September 1999, the Company entered into a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $250 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in September 2000. A total of $110.0 million was outstanding under this facility as of December 31,1999.

The Company has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $375 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in March 2000. A total of $40.0 million was outstanding under this facility as of December 31, 1999.

The Company has a credit agreement with a group of banks that provides for borrowings of up to $90 million, subject to a defined borrowing base. The Company utilizes the facility to fund its auto lending activities and daily operations. The facility matures in March 2000. There were no outstanding balances under the credit agreement as of December 31, 1999.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank that provides for borrowings of up to $20.0 million Cdn., subject to a defined borrowing base. The Company utilizes this facility to fund Canadian auto lending activities. During November 1999, the maturity date of the facility was extended to March 2000. A total of $2.7 million was outstanding under the Canadian facility at December 31, 1999.

The Company has a mortgage warehouse facility with a bank under which the Company may borrow up to $25 million, subject to a defined borrowing base, to fund mortgage loan originations. Due to the closing of the wholesale mortgage operations, this facility was terminated by the Company effective as of January 31, 2000. A total of $10.7 million was outstanding under the mortgage facility as of December 31, 1999.

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

The Company has completed nineteen auto receivables securitization transactions through December 31, 1999. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                             Original                 Balance at
                                              Amount             December 31,1999
Transaction             Date               (in millions)            (in millions)
-----------             ----               -------------         ----------------
1994-A               December 1994           $   51.0              Paid in full
1995-A                   June 1995               99.2              Paid in full
1995-B               December 1995               65.0              Paid in full
1996-A                  March 1996               89.4              Paid in full
1996-B                    May 1996              115.9              Paid in full
1996-C                 August 1996              175.0              $        6.1
1996-D               November 1996              200.0                      29.7
1997-A                  March 1997              225.0                      44.9
1997-B                    May 1997              250.0                      60.3
1997-C                 August 1997              325.0                      98.1
1997-D               November 1997              400.0                     143.4
1998-A               February 1998              425.0                     175.9
1998-B                    May 1998              525.0                     250.3
1998-C                 August 1998              575.0                     316.6
1998-D               November 1998              625.0                     394.1
1999-A               February 1999              700.0                     503.2
1999-B                    May 1999            1,000.0                     814.3
1999-C                 August 1999            1,000.0                     921.4
1999-D                October 1999              900.0                     870.8
                                             --------                  --------
                                             $7,745.5                  $4,629.1
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

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Historically, the Company has used a structure that involved a higher initial cash deposit that resulted in receipt of excess cash flow distributions approximately seven to nine months after the receivables were securitized. Beginning in November 1997, the Company began to employ a structure that involved a lower initial cash deposit and the use of reinsurance and other alternative credit enhancements. Under this structure the Company expects to begin to receive excess cash flow distributions approximately 16 to 18 months after receivables are securitized.

The reinsurance used to reduce the Company's initial cash deposit in the structure described above has typically been arranged by the insurer of the asset-backed securities. As of December 31, 1999, the Company had commitments from the insurer for an additional $100.0 million of reinsurance to reduce initial cash deposits in future securitization transactions. In addition, in October 1999, the Company entered into a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit, similar to the amount covered by the reinsurance described above, in future securitization transactions. Borrowings under the credit enhancement facility, which matures in October 2001, are collateralized by the Company's credit enhancement assets. A total of $35.0 million was outstanding under this facility at December 31,1999.

Initial deposits to restricted cash accounts were $92.0 million ($57.0 million net of borrowings under the credit enhancement facility) and $36.3 million for the six months ended December 31, 1999 and 1998, respectively. Excess cash flows distributed to the Company were $36.7 million and $24.9 million for the six months ended December 31, 1999 and 1998, respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of December 31, 1999, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company issued 9,200,000 shares of its common stock in a public offering in August and September 1999 for net proceeds of approximately $111.5 million.

The Company operated 184 auto lending branch offices as of December 31, 1999 and plans to open an additional 11 branches through the remainder of fiscal 2000 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of December 31, 1999, the Company had $176.7 million in cash and cash equivalents. The Company also had available borrowing capacity of $122.1 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company estimates that it will require additional external capital for fiscal 2000 in addition to existing capital resources in order to fund expansion of its lending activities.

The Company anticipates that such funding will be in the form of additional securitization transactions and renewal and expansion of its warehouse credit facilities. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

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

The Company made cash payments of $0 and $5.8 million for the six months ended December 31,1999 and 1998, respectively, to settle Forward U.S. Treasury rate lock agreements. These amounts were included in the gain on sale of receivables in securitization transactions and are recovered over time through a higher gross interest rate spread on the related securitization transaction. There were no outstanding Forward U.S. Treasury rate lock agreements as of December 31, 1999.

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

The Company developed a comprehensive project plan for achieving year 2000 readiness. This project plan was composed of several phases:

- AWARENESS AND INVENTORY - An inventory of critical hardware and software was completed and information technology components were assessed. This assessment included major suppliers and business partners and the Company monitored their progress toward year 2000 compliance; however, the Company does not rely on any single supplier or partner to conduct business.

- ASSESSMENT - Using the results obtained from the inventory, a risk assessment was made on all components and priority assigned to mission-critical systems.

- RENOVATION AND TESTING - During this phase all systems were identified which had a risk to year 2000 readiness. The systems identified were corrected using a secured development environment. Testing was also performed during this phase.

- IMPLEMENTATION - User-developed applications and macros were assessed and remediated. Any non-compliant applications were replaced with a year 2000-ready version.

- CONTINUED DUE DILIGENCE - The Company tested interfaces with financial applications using year 2000 dates and scenarios. Testing was completed at the end of October 1999 and the systems were then "frozen". No additional development was implemented until the year 2000.

- CONTINGENCY PLANNING - Contingency planning was a key component of the Company's year 2000 readiness project. The Company developed contingency plans, which documented the processes necessary to maintain critical business functions should a significant third-party system or critical internal system fail.

Through December 31, 1999, the Company incurred approximately $1 million for incremental costs associated with the year 2000 project plan.

Conversion of the Company's systems to recognize the year 2000 occurred and no material deficiencies were noted. The Company will continue to monitor its systems and vendor readiness to ensure full system compliance.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

              PART II.          OTHER INFORMATION

              Item 1.           LEGAL PROCEEDINGS

                                As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, fraud and discriminatory treatment of credit applicants, which could take the form of a plaintiffs' class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company is a defendant has been brought as a putative class action and is pending in the State of California. A settlement has been reached in this matter and preliminary court approval for the settlement obtained; following notice to class members, the Company believes that final court approval will be obtained and the matter concluded before June 30, 2000. The cost of the settlement has been accrued in the Company's consolidated financial statements as of December 31, 1999.

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

                                On April 8, 1999, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements for the second, third and fourth quarters of fiscal year 1997, fiscal year 1998 and the first quarter of fiscal year 1999. The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for the three months ended September 30, 1998 and the fiscal years ended June 30, 1998, 1997 and 1996. The Company's motion to dismiss this litigation was granted on December 22, 1999. On February 1, 2000, the plaintiffs filed an amended complaint; the Company anticipates filing an additional motion to dismiss with respect to this amended complaint. In the opinion of management this litigation is without merit and the Company intends to vigorously defend against the amended complaint.

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

                                Not Applicable

              Item 3.           DEFAULTS UPON SENIOR SECURITIES

                                Not Applicable

              Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                HOLDERS

                                On November 3, 1999, the Company held its Annual Meeting of Shareholders. The Shareholders voted upon the election of eight directors and the ratification of the appointment of the Company's independent auditors. Each of the eight nominees identified in the Company's proxy statement filed pursuant to Rule 14a-b of the Securities Exchange Act of 1934, were elected at the meeting to hold office for a specified one, two or three-year term or until their successors are duly elected and qualified. The Company's selection of independent auditors was also ratified.

              Item 5.           OTHER INFORMATION

                                Not Applicable

              Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                                (a)     Exhibits:

                           10.1     Security Agreement, dated as of
                                    September 30, 1999, among Kitty Hawk
                                    Funding Corporation, AmeriCredit BOA Trust,
                                    AmeriCredit Financial Services, Inc.,
                                    AmeriCredit Funding Corp. II and Bank of
                                    America, N.A.

                           10.2 Note Purchase Agreement, dated as of September 30, 1999, among AmeriCredit BOA Trust, Kitty Hawk Funding Corporation and Bank of America, N.A.

                           10.3 Amended and Restated Sale and Servicing Agreement, dated as of September 21, 1999, among CP Funding Corp., AmeriCredit Financial Services, Inc., and The Chase Manhattan Bank.

                           10.4 Amended and Restated Security Agreement, dated as of September 21, 1999, among CP Funding Corp., The Chase Manhattan Bank and the several secured parties and funding agents party thereto from time to time.

                           10.5 Credit Agreement, dated as of October 14, 1999, among AFS Funding Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., AmeriCredit Management Company, the Financial Institutions from time to time party thereto as lenders, Bankers Trust Company and Credit Suisse First Boston, New York Branch.

                           10.6 Security and Collateral Agent Agreement, dated as of October 14, 1999, among Credit Suisse First Boston, New York Branch, Bankers Trust Company, AmeriCredit Financial Services, Inc. and AFS Funding Corp.

                           10.7     Replacement Cash Collateral Account
                                    Agreement, dated as of October 14, 1999, among AFS Funding Corp., Financial Security Assurance, Inc., Credit Suisse First Boston, New York Branch, and Bank One, N.A.

                           10.8 Subordination and Intercreditor Agreement, dated as of October 14, 1999, among AFS Funding Corp., AFS Funding Trust, the AmeriCredit securitization trusts party thereto as Issuers, AmeriCredit Financial Services, Inc., AmeriCredit Management Company, AmeriCredit Corp., Bankers Trust Company, Bankers Trust (Delaware), Credit Suisse First Boston, the Junior Lien Holders party thereto, Financial Security Assurance, Inc., Harris Trust and Savings Bank, LaSalle Bank National Association and Bank One, N.A.


                           11.1     Statement Re Computation of Per Share
                                    Earnings

                           27.1     Financial Data Schedule

                                (b)     Reports on Form 8-K

                                        The Company did not file any reports on
                                        Form 8-K during the quarterly period
                                        ended December 31, 1999.

                                        Certain subsidiaries and affiliates of
                                        the Company filed reports on Form 8-K
                                        during the quarterly period ended
                                        December 31, 1999 reporting monthly
                                        information related to securitization
                                        trusts.

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

                                        Americredit Corp.
                                -------------------------------------
                                         (Registrant)

Date:  February 14, 2000     By:   /s/  Daniel E. Berce
                                -------------------------------------
                                         (Signature)

                                Daniel E. Berce
                                Chief Financial Officer