Form 10-Q
period 2000-03-31
AMERICREDIT CORP
filed 2000-05-15
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-10667

                                AMERICREDIT CORP.
             (Exact name of registrant as specified in its charter)

            Texas                                                 75-2291093
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             801 CHERRY STREET, SUITE 3900, FORT WORTH, TEXAS 76102 (Address of principal executive offices, including Zip Code)

                                 (817) 302-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 75,767,508 shares of common stock, $0.01 par value outstanding as of April 28, 2000.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
          Item 1.    Financial Statements

                   Consolidated Balance Sheets -
                   March 31, 2000 and June 30, 1999 (unaudited) ...................  3

                   Consolidated Statements of Income and Comprehensive
                   Income - Three Months and Nine Months Ended
                   March 31, 2000 and 1999 (unaudited) ............................  4

                   Consolidated Statements of Cash Flows - Nine Months
                   Ended March 31, 2000 and 1999 (unaudited) ......................  5

                   Notes to Consolidated Financial Statements .....................  6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ................ 17

          Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk ............................................ 33

Part II.  OTHER INFORMATION

          Item 1.    Legal Proceedings ............................................ 34

          Item 6.    Exhibits and Reports on Form 8-K ............................. 35

SIGNATURE ......................................................................... 36

                                Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                         March 31, 2000    June 30, 1999
                                                         --------------    -------------
                                ASSETS

Cash and cash equivalents                                  $   50,818        $   21,189
Receivables held for sale, net                                688,021           456,009
Interest-only receivables from Trusts                         223,411           191,865
Investments in Trust receivables                              300,169           195,598
Restricted cash                                               215,533           107,399
Property and equipment, net                                    46,396            41,145
Other assets                                                   60,949            50,282
                                                           ----------        ----------

    Total assets                                           $1,585,297        $1,063,487
                                                           ==========        ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

  Warehouse credit facilities                              $  324,647        $  114,659
  Credit enhancement facility                                  45,000
  Senior notes                                                375,000           375,000
  Other notes payable                                          21,398            17,874
  Funding payable                                              54,792            43,042
  Accrued taxes and expenses                                   57,481            39,187
  Deferred income taxes                                        86,294            73,995
                                                           ----------        ----------

    Total liabilities                                         964,612           663,757
                                                           ----------        ----------

Shareholders' equity

  Preferred stock, $0.01 par value per share;
    20,000,000 shares authorized,
    none issued
  Common stock, $0.01 par value per share;
    120,000,000 shares authorized; 82,174,205
    and 71,498,474 shares issued                                  822               715
  Additional paid-in capital                                  382,203           252,194
  Accumulated other comprehensive income                       34,230            21,410
  Retained earnings                                           224,953           147,610
                                                           ----------        ----------

                                                              642,208           421,929

  Treasury stock, at cost (7,131,957 and
    7,375,030 shares)                                         (21,523)          (22,199)
                                                           ----------        ----------

    Total shareholders' equity                                620,685           399,730
                                                           ----------        ----------

    Total liabilities and shareholders' equity             $1,585,297        $1,063,487
                                                           ==========        ==========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.

           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                             Three Months Ended            Nine Months Ended
                                                  March 31,                     March 31,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Revenue:
  Finance charge income                  $    30,512    $    18,361    $    85,506    $    51,538
  Gain on sale of receivables                 52,923         42,531        151,165        116,551
  Servicing fee income                        44,645         23,691        120,528         61,702
  Other income                                 1,953            484          4,697          3,361
                                         -----------    -----------    -----------    -----------

                                             130,033         85,067        361,896        233,152
                                         -----------    -----------    -----------    -----------

Costs and expenses:

  Operating expenses                          55,488         42,025        162,031        115,760
  Provision for losses                         3,986          2,286         11,229          6,589
  Interest expense                            17,858          9,041         48,263         25,660
  Charge for closing
    mortgage operations                                                     10,500
                                         -----------    -----------    -----------    -----------

                                              77,332         53,352        232,023        148,009
                                         -----------    -----------    -----------    -----------

Income before income taxes                    52,701         31,715        129,873         85,143

Income tax provision                          20,291         12,210         52,530         32,780
                                         -----------    -----------    -----------    -----------

  Net income                                  32,410         19,505         77,343         52,363
                                         -----------    -----------    -----------    -----------

Other comprehensive income:
  Unrealized gain (loss) on credit
    enhancement assets                        (1,272)         2,778         20,803          9,895
  Related income tax benefit (expense)           489         (1,070)        (7,983)        (3,810)
                                         -----------    -----------    -----------    -----------

                                                (783)         1,708         12,820          6,085
                                         -----------    -----------    -----------    -----------

Comprehensive income                     $    31,627    $    21,213    $    90,163    $    58,448
                                         ===========    ===========    ===========    ===========

Earnings per share:
  Basic                                  $      0.43    $      0.31    $      1.07    $      0.83
                                         ===========    ===========    ===========    ===========
  Diluted                                $      0.41    $      0.29    $      1.01    $      0.78
                                         ===========    ===========    ===========    ===========

Weighted average shares                   74,869,550     63,187,789     72,110,495     62,872,858
                                         ===========    ===========    ===========    ===========

Weighted average shares and
  assumed incremental shares              79,027,907     66,514,367     76,544,943     66,822,426
                                         ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                     ---------------------------
                                                                        2000             1999
                                                                     -----------     -----------
Cash flows from operating activities:
  Net income                                                         $    77,343     $    52,363
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Non-cash charge for closing mortgage operations                        6,566
    Depreciation and amortization                                         13,527           6,902
    Provision for losses                                                  11,229           6,589
    Deferred income taxes                                                  9,584          33,041
    Non-cash servicing fee                                               (31,388)        (10,739)
    Non-cash gain on sale of auto receivables                           (138,753)       (107,642)
    Distributions from Trusts                                             79,443          35,182
    Changes in assets and liabilities:
      Other assets                                                        (9,972)         (2,746)
      Accrued taxes and expenses                                          18,294          18,014
                                                                     -----------     -----------

Net cash provided by operating activities                                 35,873          30,964
                                                                     -----------     -----------

Cash flows from investing activities:

  Purchases of auto receivables                                       (3,166,671)     (1,976,508)
  Originations of mortgage receivables                                  (109,688)       (203,518)
  Principal collections and recoveries on
    receivables                                                           27,849          14,783
  Net proceeds from sale of auto receivables                           2,894,504       1,894,383
  Net proceeds from sale of mortgage receivables                         122,515         198,953
  Initial deposits to restricted cash                                   (132,750)        (57,250)
  Return of deposits from restricted cash                                                 23,000
  Net change in credit enhancement facility                               45,000
  Purchases of property and equipment                                     (6,891)         (8,431)
  Increase in other assets                                                (7,361)         (7,387)
                                                                     -----------     -----------

Net cash used in investing activities                                   (333,493)       (121,975)
                                                                     -----------     -----------

Cash flows from financing activities:

  Net change in warehouse credit facilities                              209,988          89,923
  Payments on other notes payable                                         (8,263)         (2,629)
  Proceeds from issuance of common stock                                 125,524           7,476
                                                                     -----------     -----------

Net cash provided by financing activities                                327,249          94,770
                                                                     -----------     -----------

Net increase in cash and cash equivalents                                 29,629           3,759

Cash and cash equivalents at beginning of period                          21,189          33,087
                                                                     -----------     -----------

Cash and cash equivalents at end of period                           $    50,818     $    36,846
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

The consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 are unaudited, but in management's opinion include all adjustments necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                                                               March 31, 2000    June 30, 1999
                                                                               --------------    -------------
Auto receivables                                                                  $699,450         $444,128

Less allowance for losses                                                         (20,488)          (11,841)
                                                                                ----------       ----------

Auto receivables, net                                                              678,962          432,287

Mortgage receivables                                                                 9,059           23,722
                                                                                ----------       ----------

                                                                                  $688,021         $456,009
                                                                                ==========       ==========

A summary of the allowance for losses is as follows (in thousands):

                                                     Three Months Ended             Nine Months Ended
                                                         March 31,                       March 31,
                                               ----------------------------    ---------------------------
                                                   2000              1999          2000            1999
                                               ----------      ------------    ----------       ----------
Balance at beginning of period                   $ 16,861        $  8,377        $ 11,841         $ 12,756
Provision for losses                                3,986           2,286          11,229            6,589
Acquisition fees                                   26,935          17,185          69,433           44,614
Allowance related to auto
  receivables sold to Trusts                      (24,827)        (15,014)        (66,164)         (47,702)
Net charge-offs                                    (2,467)         (2,285)         (5,851)          (5,708)
                                               ----------      ------------    ----------       ----------

Balance at end of period                         $ 20,488        $ 10,549        $ 20,488         $ 10,549
                                               ==========      ==========      ==========       ==========

NOTE 3 - CREDIT ENHANCEMENT ASSETS

As of March 31, 2000 and June 30, 1999, the Company was servicing $5,250.5 million and $3,661.3 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                                 March 31, 2000     June 30, 1999
                                                 --------------     -------------
Interest-only receivables from Trusts                  $223,411          $191,865
Investments in Trust receivables                        300,169           195,598
Restricted cash                                         215,533           107,399
                                                 --------------     -------------

                                                       $739,113          $494,862
                                                 ==============     =============

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                                       Three Months Ended               Nine Months Ended
                                                            March 31,                        March 31,
                                                   --------------------------      ---------------------------
                                                       2000          1999              2000          1999
                                                   ------------   -----------      ------------   ------------
Balance at beginning of period                       $685,061       $381,701         $494,862       $286,309
Non-cash gain on sale of auto
  receivables                                          46,083         37,239          138,753        107,642
Accretion of present value discount                    11,223          9,196           31,388         24,139
Initial deposits to restricted cash                    40,750         21,000          132,750         57,250
Return of deposits from restricted
  cash                                                               (23,000)                        (23,000)
Change in unrealized gain                              (1,272)         2,778           20,803          9,895
Distributions from Trusts                             (42,732)       (10,261)         (79,443)       (35,182)
Permanent impairment write-down                                       (5,000)                        (13,400)
                                                   ------------   -----------      ------------   ------------

Balance at end of period                             $739,113       $413,653         $739,113       $413,653
                                                   ============   ===========      ============   ============


A summary of the allowance for losses included as a component of the interest-only receivables is as follows (in thousands):

                                                         Three Months Ended                Nine Months Ended
                                                             March 31,                         March 31,
                                                   ----------------------------     -----------------------------
                                                        2000            1999             2000             1999
                                                   ------------    ------------     ------------      -----------
Balance at beginning of period                       $452,221        $256,599         $ 354,338         $179,359
Assumptions for cumulative
  credit losses                                       106,883          73,251           302,289          204,441
Permanent impairment write-down                                         5,000                             13,400
Net charge-offs                                       (51,530)        (35,833)         (149,053)         (98,183)
                                                   ------------    ------------     ------------      -----------

Balance at end of period                             $507,574        $299,017         $ 507,574         $299,017
                                                   ============    ============     ============      ===========

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                                                          March 31, 2000     June 30, 1999
                                                                         ---------------    --------------
Commercial paper facilities                                                     $320,669          $ 94,369
Credit agreements                                                                  3,978             1,306
Mortgage facility                                                                      -            18,984
                                                                         ---------------    --------------

                                                                                $324,647          $114,659
                                                                         ===============    ==============

The Company has three separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of $1.4 billion. The first facility was expanded in March 2000, increasing the amount of available structured warehouse financing to $725 million from $675 million, and matures in September 2000. The second facility provides for available structured warehouse financing of $250 million through September 2000. The third facility provides for available structured warehouse financing of $375 million through March 2001.

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

The Company had a revolving credit agreement with a group of banks under which the Company could borrow up to $90 million, subject to a defined borrowing base. The credit agreement expired in March 2000 and was not renewed by the Company.

In March 2000, the Company's Canadian subsidiary renewed its convertible revolving term credit agreement with a bank, increasing the amount the subsidiary may borrow under the credit agreement from $20 million to $30 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian prime rate. The credit agreement, which expires in March 2001, contains various restrictive covenants requiring certain minimum financial ratios and results and placing certain limitations on the prepayment of senior notes, cash dividends and repurchase of common stock.

NOTE 5 - CREDIT ENHANCEMENT FACILITY

In October 1999, the Company entered into a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial restricted cash deposit required in its securitization transactions. The Company had previously utilized reinsurance arrangements to reduce the initial restricted cash deposit. These arrangements were reinsurance agreements and not funded debt and therefore were not recorded as such on the Company's consolidated balance sheet.

Borrowings under the credit enhancement facility are available on a revolving basis through October 2001 and are collateralized by the Company's credit enhancement assets. The facility contains covenants requiring certain asset performance ratios.

NOTE 6 - CHARGE FOR CLOSING MORTGAGE OPERATIONS

As a result of declining premiums received for the sale of mortgage loans in the secondary markets, the Company ceased wholesale originations of mortgage loans and closed its mortgage loan production and processing offices during the quarter ended December 31, 1999.

The Company recognized a pre-tax charge of $10.5 million related to the closing of the mortgage operations. The charge consisted of a $6.6 million write-off of goodwill, $2.0 million of reserves against mortgage receivables held for sale and $1.9 million of severance, facility closing and other costs. Reserves and accrued costs remaining at March 31, 2000 were $2.5 million. Since the goodwill write-off is not deductible for income tax reporting purposes, the charge amounted to approximately $9.0 million after related income tax benefits.

NOTE 7 - SUPPLEMENTAL INFORMATION

Cash payments (receipts) for interest costs and income taxes consist of the following (in thousands):

                                                                Nine Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                               2000           1999
                                                           -----------    ------------
Interest costs (none capitalized)                            $45,500        $ 29,237
Income taxes                                                  37,611         (14,000)


During the nine months ended March 31, 2000 and 1999, the Company entered into lease agreements for property and equipment of $11,787,000 and $8,978,000 respectively.

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

                                       AmeriCredit Corp.
                                 Consolidating Balance Sheet

                                        March 31, 2000
                             (Unaudited, Dollars in Thousands)

                                       AmeriCredit                     Non-
                                           Corp.      Guarantors    Guarantors    Eliminations   Consolidated
                                       -----------   -----------    ----------    ------------   ------------
ASSETS
Cash and cash equivalents               $             $  63,918      $ (13,100)     $             $   50,818
Receivables held for sale, net                          338,653        349,368                       688,021
Interest-only receivables
  from Trusts                              2,278                       221,133                       223,411
Investments in Trust
  receivables                                                          300,169                       300,169
Restricted cash                                                        215,533                       215,533
Property and equipment, net                  349         46,047                                       46,396
Other assets                              10,775         30,947         19,227                        60,949
Due (to) from affiliates                 696,575       (664,947)       (31,628)
Investment in affiliates                 266,818        123,737          1,100       (391,655)
                                        --------      ---------     ----------      ---------     ----------

    Total assets                        $976,795      $ (61,645)    $1,061,802      $(391,655)    $1,585,297
                                        ========      =========     ==========      =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Warehouse credit facilities           $             $   3,978     $  320,669      $             $  324,647
  Credit enhancement facility                                           45,000                        45,000
  Senior notes                           375,000                                                     375,000
  Other notes payable                     21,398                                                      21,398
  Funding payable                                        54,711             81                        54,792
  Accrued taxes and expenses              23,625         32,080          1,776                        57,481
  Deferred income taxes                  (63,913)       (60,854)       211,061                        86,294
                                        --------      ---------     ----------      ---------     ----------

      Total liabilities                  356,110         29,915        578,587                       964,612
                                        --------      ---------     ----------      ---------     ----------

Shareholders' equity

  Common stock                               822             32              1            (33)           822
  Additional paid-in capital             382,203         39,086        123,925       (163,011)       382,203
  Accumulated other
    comprehensive income                  34,230                        34,230        (34,230)        34,230
  Retained earnings                      224,953       (130,678)       325,059       (194,381)       224,953
                                        --------      ---------     ----------      ---------     ----------

                                         642,208        (91,560)       483,215       (391,655)       642,208

  Treasury stock                         (21,523)                                                    (21,523)
                                        --------      ---------     ----------      ---------     ----------

    Total shareholders' equity           620,685        (91,560)       483,215       (391,655)       620,685
                                        --------      ---------     ----------      ---------     ----------

    Total liabilities and
      shareholders' equity              $976,795      $ (61,645)    $1,061,802      $(391,655)    $1,585,297
                                        ========      =========     ==========      =========     ==========

                                AmeriCredit Corp.

                           Consolidating Balance Sheet
                                  June 30, 1999
                        (Unaudited, Dollars in Thousands)


                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
ASSETS

Cash and cash equivalents                  $             $   20,246        $    943      $               $   21,189
Receivables held for sale, net                              256,771         199,238                         456,009
Interest-only receivables
  from Trusts                                 1,337                         190,528                         191,865
Investments in Trust
  receivables                                                               195,598                         195,598
Restricted cash                                                             107,399                         107,399
Property and equipment, net                     349          40,796                                          41,145
Other assets                                 11,510          30,170           8,602                          50,282
Due (to) from affiliates                    567,368        (478,520)        (88,848)
Investment in affiliates                    198,339         118,024           1,050       (317,413)
                                     --------------- --------------- --------------- --------------- ---------------

  Total assets                             $778,903      $ (12,513)        $614,510      $(317,413)      $1,063,487
                                     =============== =============== =============== =============== ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Warehouse credit facilities              $             $   20,290        $ 94,369      $               $  114,659
  Senior notes                              375,000                                                         375,000
  Other notes payable                        17,874                                                          17,874
  Funding payable                                            43,042                                          43,042
  Accrued taxes and expenses                 16,062          22,860             265                          39,187
  Deferred income taxes                     (29,763)        (42,016)        145,774                          73,995
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities                       379,173          44,176         240,408                         663,757
                                     --------------- --------------- --------------- --------------- ---------------

Shareholders' equity
  Common stock                                  715             203               3           (206)             715
  Additional paid-in capital                252,194         108,475         118,840       (227,315)         252,194
  Accumulated other
     comprehensive income                    21,410                          21,410        (21,410)          21,410
  Retained earnings                         147,610        (165,367)        233,849        (68,482)         147,610
                                     --------------- --------------- --------------- --------------- ---------------
                                            421,929         (56,689)        374,102       (317,413)         421,929

  Treasury stock                            (22,199)                                                        (22,199)
                                     --------------- --------------- --------------- --------------- ---------------
    Total shareholders' equity              399,730         (56,689)        374,102       (317,413)         399,730
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities and
      shareholders' equity                 $778,903      $  (12,513)       $614,510      $(317,413)      $1,063,487
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.

                         Consolidating Income Statement
                        Nine Months Ended March 31, 2000
                        (Unaudited, Dollars in Thousands)


                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
Revenue:
  Finance charge income                    $               $ 54,546        $ 30,960       $                $ 85,506
  Gain on sale of receivables                   (14)         13,578         137,601                         151,165
  Servicing fee income                                      115,511          29,652        (24,635)         120,528
  Other income                               33,519           4,010             675        (33,507)           4,697
  Equity in income of
    affiliates                               75,763                                        (75,763)
                                     --------------- --------------- --------------- --------------- ---------------
                                            109,268         187,645         198,888       (133,905)         361,896
                                     --------------- --------------- --------------- --------------- ---------------

Costs and expenses:
  Operating expenses                            359         186,245              62        (24,635)         162,031
  Provision for losses                                        5,967           5,262                          11,229
  Interest expense                           30,578           5,937          45,255        (33,507)          48,263
  Charge for closing
    mortgage operations                                      10,500                                          10,500
                                     --------------- --------------- --------------- --------------- ---------------
                                             30,937         208,649          50,579        (58,142)         232,023
                                     --------------- --------------- --------------- --------------- ---------------
Income before income taxes                   78,331         (21,004)        148,309        (75,763)         129,873
Income tax provision                            988          (5,557)         57,099                          52,530
                                     --------------- --------------- --------------- --------------- ---------------
Net income                                 $ 77,343        $(15,447)       $ 91,210       $(75,763)        $ 77,343
                                     =============== =============== =============== =============== ===============


                                AmeriCredit Corp.

                         Consolidating Income Statement
                        Nine Months Ended March 31, 1999
                        (Unaudited, Dollars in Thousands)


                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
Revenue:
  Finance charge income                     $              $ 27,503        $ 24,035      $                 $ 51,538
  Gain on sale of receivables                (6,394)          3,202         119,743                         116,551
  Servicing fee income                                       80,403           7,975        (26,676)          61,702
  Other income                               22,134           2,657             584        (22,014)           3,361
  Equity in income of
    affiliates                               56,474                                        (56,474)
                                     --------------- --------------- --------------- --------------- ---------------
                                             72,214         113,765         152,337       (105,164)         233,152
                                     --------------- --------------- --------------- --------------- ---------------

Costs and expenses:
  Operating expenses                          7,513         134,886              37        (26,676)         115,760
  Provision for losses                                        2,471           4,118                           6,589
  Interest expense                           13,566          16,918          17,190        (22,014)          25,660
                                     --------------- --------------- --------------- --------------- ---------------
                                             21,079         154,275          21,345        (48,690)         148,009
                                     --------------- --------------- --------------- --------------- ---------------
Income before income taxes                   51,135         (40,510)        130,992        (56,474)          85,143
Income tax provision                         (1,228)        (18,654)         52,662                          32,780
                                     --------------- --------------- --------------- --------------- ---------------
Net income                                 $ 52,363        $(21,856)       $ 78,330      $ (56,474)        $ 52,363
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.

                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 2000
                        (Unaudited, Dollars in Thousands)


                                            AmeriCredit                        Non-
                                               Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                           --------------- -------------- --------------- --------------- ---------------
Cash flow from operating activities:
 Net income                                     $  77,343    $   (15,447)    $    91,210    $   (75,763)     $    77,343
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Non-cash charge for closing
    mortgage operations                                            6,566                                           6,566
   Depreciation & amortization                                    13,527                                          13,527
   Provision for losses                                            5,967           5,262                          11,229
   Deferred income taxes                          (28,882)       (18,838)         57,304                           9,584
   Non-cash servicing fee
    income                                                                       (31,388)                        (31,388)
   Non-cash gain on sale of
    auto receivables                                                            (138,753)                       (138,753)
   Distributions from Trusts                                                      79,443                          79,443
   Equity in income of
    affiliates                                    (75,763)                                       75,763
   Changes in assets and liabilities:
    Other assets                                      735         (9,358)         (1,349)                         (9,972)
    Accrued taxes & expenses                        7,563          9,220           1,511                          18,294
                                           --------------- -------------- --------------- --------------- ---------------
Net cash provided by operating
 activities                                       (19,004)        (8,363)         63,240                          35,873
                                           --------------- -------------- --------------- --------------- ---------------
Cash flows from investing activities:
 Purchase of auto receivables                                 (3,166,671)     (3,084,178)     3,084,178       (3,166,671)
 Originations of mortgage
  receivables                                                   (109,688)                                       (109,688)
 Principal collections and
  recoveries on receivables                                       (6,514)         34,363                          27,849
 Net proceeds from sale of
  auto receivables                                             3,084,178       2,894,504     (3,084,178)       2,894,504
 Net proceeds from sale of
  mortgage receivables                                           122,515                                         122,515
 Initial deposits to
  restricted cash                                                               (132,750)                       (132,750)
 Net change in credit
  enhancement facility                                                            45,000                          45,000
 Purchases of property and
  equipment                                                       (6,891)                                         (6,891)
 Increase in other assets                                          1,915          (9,276)                         (7,361)
 Net change in investment in
  affiliates                                       20,104        (26,822)            (50)         6,768
                                           --------------- -------------- --------------- --------------- ---------------
Net cash used by investing
 activities                                        20,104       (107,978)       (252,387)         6,768         (333,493)
                                           --------------- -------------- --------------- --------------- ---------------
Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                              (16,312)        226,300                         209,988
 Payments on other notes
  payable                                          (8,263)                                                        (8,263)
 Proceeds from issuance of
  common stock                                    125,524          1,685           5,083         (6,768)         125,524
 Net change in due (to) from
  affiliates                                     (118,361)       174,640         (56,279)
                                           --------------- -------------- --------------- --------------- ---------------
Net cash provided by financing
 activities                                        (1,100)       160,013         175,104         (6,768)         327,249
                                           --------------- -------------- --------------- --------------- ---------------
Net increase in cash and
 cash equivalents                                                 43,672         (14,043)                         29,629
Cash and cash equivalents at
 beginning of period                                              20,246             943                          21,189
                                           --------------- -------------- --------------- --------------- ---------------
Cash and cash equivalents at
 end of period                                  $            $    63,918     $   (13,100)   $                $    50,818
                                           =============== ============== =============== =============== ===============


                                AmeriCredit Corp.

                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 1999
                        (Unaudited, Dollars in Thousands)


                                            AmeriCredit                        Non-
                                               Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                           --------------- -------------- --------------- --------------- ---------------
Cash flow from operating activities:
 Net income                                     $  52,363    $   (21,856)    $    78,330    $   (56,474)     $    52,363
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation & amortization                         41          6,861                                           6,902
   Provision for losses                                            2,471           4,118                           6,589
   Deferred income taxes                             (955)       (19,070)         53,066                          33,041
   Non-cash servicing fee
    income                                                                       (10,739)                        (10,739)
   Non-cash gain on sale of
    auto receivables                                                            (107,642)                       (107,642)
   Distributions from Trusts                                                      35,182                          35,182
   Equity in income of
    affiliates                                    (56,474)                                       56,474
   Changes in assets and liabilities:
    Other assets                                    1,766         (6,811)          2,299                          (2,746)
    Accrued taxes & expenses                        7,369          5,448           5,197                          18,014
                                           --------------- -------------- --------------- --------------- ---------------
Net cash provided by operating
 activities                                         4,110        (32,957)         59,811                          30,964
                                           --------------- -------------- --------------- --------------- ---------------
Cash flows from investing activities:
 Purchase of auto receivables                                 (1,976,508)     (2,121,289)     2,121,289       (1,976,508)
 Originations of mortgage
  receivables                                                   (203,518)                                       (203,518)
 Principal collections and
  recoveries on receivables                                       (6,744)         21,527                          14,783
 Net proceeds from sale of
  auto receivables                                             2,121,289       1,894,383     (2,121,289)       1,894,383
 Net proceeds from sale of
  mortgage receivables                                           198,953                                         198,953
 Initial deposits to
  restricted cash                                                                (57,250)                        (57,250)
 Return of deposits from
  restricted cash                                                                 23,000                          23,000
 Purchases of property and
  equipment                                           134         (8,565)                                         (8,431)
 Increase in other assets                                         (4,094)         (3,293)                         (7,387)
                                           --------------- -------------- --------------- --------------- ---------------
Net cash used by investing
 activities                                           134        120,813        (242,922)                       (121,975)
                                           --------------- -------------- --------------- --------------- ---------------
Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                               (3,030)         92,953                          89,923
 Payments on other notes
  payable                                          (2,625)            (4)                                         (2,629)
 Proceeds from issuance of
  common stock                                      7,327            149                                           7,476
 Net change in due (to) from
  affiliates                                       (8,946)       (84,173)         93,119
                                           --------------- -------------- --------------- --------------- ---------------
Net cash provided by financing
 activities                                        (4,244)       (87,058)        186,072                          94,770
                                           --------------- -------------- --------------- --------------- ---------------
Net increase in cash and
 cash equivalents                                                    798           2,961                           3,759
Cash and cash equivalents at
 beginning of period                                              30,157           2,930                          33,087
                                           --------------- -------------- --------------- --------------- ---------------
Cash and cash equivalents at
 end of period                                  $            $    30,955     $     5,891    $                $    36,846
                                           =============== ============== =============== =============== ===============

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

The premiums received by AMS for the sale of mortgage loans in the secondary markets deteriorated since the Company's acquisition of AMS. The average net premium received on sales decreased to a low of 1.9% for the three months ended September 30, 1999 from 5.6% for the period from the date of acquisition of AMS through June 30, 1997. As a result, during October 1999, Company management assessed various options with respect to the operations of AMS and decided to cease the operations of AMS. The AMS wholesale mortgage loan production and processing offices have been closed and the assets of AMS are being liquidated.

The Company incurred a pre-tax charge of $10.5 million in the three months ended December 31, 1999 related to the closing of its mortgage operations. The charge consists of a $6.6 million write-off of goodwill, $2.0 million of reserves against mortgage receivables held for sale and $1.9 million severance, facility closing and other costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO
      THREE MONTHS ENDED MARCH 31, 1999

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):



                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Auto:
  Held for sale                                                                      $  533,259          $  308,375
  Serviced                                                                            5,060,612           2,970,569
                                                                               -----------------  ------------------

                                                                                      5,593,871           3,278,944
Mortgage                                                                                 11,849              29,290
                                                                               -----------------  ------------------

                                                                                     $5,605,720          $3,308,234
                                                                               =================  ==================


Average managed receivables outstanding increased by 69% as a result of higher loan purchase volume. The Company purchased $1,155.1 million of auto loans during the three months ended March 31, 2000, compared to purchases of $766.8 million during the three months ended March 31, 1999. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan production at branch offices opened prior to March 31, 1998 was 25% higher for the twelve months ended March 31, 2000 versus the twelve months ended March 31, 1999. The Company operated 186 auto lending branch offices as of March 31, 2000, compared to 168 as of March 31, 1999.

Finance charge income consisted of the following (in thousands):


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Auto                                                                                 $30,512             $17,652
Mortgage                                                                                                     709
                                                                               -----------------  ------------------

                                                                                     $30,512             $18,361
                                                                               =================  ==================

The increase in finance charge income is due primarily to an increase of 73% in average auto receivables held for sale in the three months ended March 31, 2000 versus the three months ended March 31, 1999. The Company's effective yield on its auto receivables held for sale decreased to 23.0% for the three months ended March 31, 2000 from 23.2% for the three months ended March 31, 1999. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Auto                                                                                  $52,923             $40,514
Mortgage                                                                                                    2,017
                                                                               -----------------  ------------------

                                                                                      $52,923             $42,531
                                                                               =================  ==================

The increase in gain on sale of auto receivables resulted from the sale of $1,025.0 million of receivables in the three months ended March 31, 2000 as compared to $700.0 million of receivables sold in the three months ended March 31, 1999. The gain as a percentage of the sales proceeds decreased to 5.2% for the three months ended March 31, 2000 from 5.8% for the three months ended March 31, 1999 as a result of an increase in US Treasury and other short term interest rates.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Cumulative credit losses (including
  deferred gains)                                                                     10.9%               11.0%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts                                             12.0%               12.0%
    Investment in Trust receivables                                                    7.8%                7.8%
    Restricted cash                                                                    7.8%                7.8%


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

Servicing fee income increased to $44.6 million, or 3.5% of average serviced auto receivables, for the three months ended March 31, 2000, as compared to $23.7 million, or 3.2% of average serviced auto receivables, for the three months ended March 31, 1999. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the three months ended March 31, 1999 also includes a charge of $5.0 million to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's reassessment of estimated cumulative credit losses for these transactions exceeded the original estimates. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 4.0% (due to the closing of the mortgage business there were no mortgage operating expenses incurred) for the three months ended March 31, 2000, compared to 5.2% (4.9% excluding operating expenses of $2.4 million related to the mortgage business) for the three months ended March 31, 1999. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $13.5 million, or 32%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $4.0 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the three months ended March 31, 2000 and 1999.

Interest expense increased to $17.9 million for the three months ended March 31, 2000 from $9.0 million for the three months ended March 31, 1999 due to higher debt levels and effective interest rates. Average debt outstanding was $709.0 million and $447.6 million for the three months ended March 31, 2000 and 1999, respectively. The Company's effective rate of interest paid on its debt increased to 10.1% from 8.2% as a result of increased average amounts of senior notes outstanding which have a higher cost than the Company's other forms of balance sheet debt.

The Company's effective income tax rate was 38.5% for the three months ended March 31, 2000 and 1999.

NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO
      NINE MONTHS ENDED MARCH 31, 1999

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):


                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Auto:
  Held for sale                                                                      $  496,599          $  292,629
  Serviced                                                                            4,514,551           2,600,123
                                                                               -----------------  ------------------

                                                                                      5,011,150           2,892,752
Mortgage                                                                                 27,431              24,903
                                                                               -----------------  ------------------

                                                                                     $5,038,581          $2,917,655
                                                                               =================  ==================


Average managed receivables outstanding increased by 73% as a result of higher loan purchase volume. The Company purchased $3,167.8 million of auto loans during the nine months ended March 31, 2000, compared to purchases of $1,990.9 million during the nine months ended March 31, 1999. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan production at branch offices opened prior to March 31, 1998 was 25% higher for the twelve months ended March 31, 2000 versus the twelve months ended March 31, 1999. The Company operated 186 auto lending branch offices as of March 31, 2000, compared to 168 as of March 31, 1999.

Finance charge income consisted of the following (in thousands):


                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Auto                                                                                 $84,449             $49,798
Mortgage                                                                               1,057               1,740
                                                                               -----------------  ------------------

                                                                                     $85,506             $51,538
                                                                               =================  ==================


The increase in finance charge income is due primarily to an increase of 70% in average auto receivables held for sale in the nine months ended March 31, 2000 versus the nine months ended March 31, 1999. The Company's effective yield on its auto receivables held for sale decreased to 22.6% for the nine months ended March 31, 2000 from 22.7% for the nine months ended March 31, 1999. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):



                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Auto                                                                                $149,654            $111,452
Mortgage                                                                               1,511               5,099
                                                                               -----------------  ------------------

                                                                                    $151,165            $116,551
                                                                               =================  ==================


The increase in gain on sale of auto receivables resulted from the sale of $2,925.0 million of receivables in the nine months ended March 31, 2000 as compared to $1,920.0 million of receivables sold in the nine months ended March 31, 1999. The gain as a percentage of the sales proceeds decreased to 5.1% for the nine months ended March 31, 2000 from 5.8% for the nine months ended March 31, 1999 as a result of an increase in US Treasury and other short term interest rates.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:


                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Cumulative credit losses (including
  deferred gains)                                                                     10.9%               11.2%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts                                             12.0%               12.0%
    Investment in Trust receivables                                                    7.8%                7.8%
    Restricted cash                                                                    7.8%                7.8%


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

Servicing fee income increased to $120.5 million, or 3.6% of average serviced auto receivables, for the nine months ended March 31, 2000, as compared to $61.7 million, or 3.2% of average serviced auto receivables, for the nine months ended March 31, 1999. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. Servicing fee income for the nine months ended March 31, 1999 also includes a charge of $13.4 million to increase credit loss reserves related to certain of the Company's fiscal 1997 and 1996 securitization transactions since the Company's reassessment of estimated cumulative credit losses for these transactions exceeded the original estimates. The growth in servicing fee income exclusive of the aforementioned charge is attributable to the increase in average serviced auto receivables outstanding for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 4.3% (4.2% excluding operating expenses of $2.1 million related to the mortgage business) for the nine months ended March 31, 2000, compared to 5.3% (5.0% excluding operating expenses of $6.7 million related to the mortgage business) for the nine months ended March 31, 1999. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $46.3 million, or 40%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $11.2 million for the nine months ended March 31, 2000 from $6.6 million for the nine months ended March 31, 1999 due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the nine months ended March 31, 2000 and 1999.

Interest expense increased to $48.3 million for the nine months ended March 31, 2000 from $25.7 million for the nine months ended March 31, 1999 due to higher debt levels and effective interest rates. Average debt outstanding was $649.3 million and $396.0 million for the nine months ended March 31, 2000 and 1999, respectively. The Company's effective rate of interest paid on its debt increased to 9.9% from 8.6% as a result of increased average amounts of senior notes outstanding which have a higher cost than the Company's other forms of balance sheet debt.

The Company's effective income tax rate was 40.5% and 38.5% for the nine months ended March 31, 2000 and 1999, respectively. The increase in the effective tax rate is due to the non-deductible write-off of goodwill from the closing of the mortgage operations.

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

The pro forma "portfolio-based" earnings data were as follows, excluding the effect of the mortgage charge (in thousands):



                                                        Three Months Ended                 Nine Months Ended
                                                            March 31,                          March 31,
                                               ---------------------------------  ----------------------------------
                                                      2000             1999             2000              1999
                                               ----------------  ---------------  ----------------  ----------------
Finance charge, fee and
  other income                                      $ 272,093          $160,312        $ 737,163         $ 431,346
Funding costs                                        (107,991)          (55,281)        (282,742)         (151,936)
                                               ----------------  ---------------- ----------------  ----------------

Net margin                                            164,102           105,031          454,421           279,410

Operating expenses                                    (55,488)          (42,025)        (162,031)         (115,760)
Credit losses                                         (53,997)          (38,118)        (154,904)         (103,891)
                                               ----------------  ---------------- ----------------  ----------------

Pre-tax "portfolio-based"
  income                                               54,617            24,888          137,486            59,759

Income taxes                                          (21,028)           (9,582)         (52,933)          (23,007)
                                               ----------------  ---------------- ----------------  ----------------

Net "portfolio-based" income                        $  33,589          $ 15,306        $  84,553         $  36,752
                                               ================  ================ ================  ================

Diluted "portfolio-based"
  earnings per share                                    $0.43             $0.23            $1.10             $0.55
                                               ================  ================ ================  ================



The pro-forma return on managed assets for the Company's auto business was as follows:



                                                      Three Months Ended                  Nine Months Ended
                                                          March 31,                           March 31,
                                               ---------------------------------  ----------------------------------
                                                     2000              1999             2000              1999
                                               ----------------  ---------------- ----------------  ----------------
Finance charge, fee and
  other income                                           19.6%             19.5%            19.5%             19.5%
Funding costs                                            (7.8)             (6.8)            (7.5)             (6.9)
                                               ----------------  ---------------- ----------------  ----------------

Net margin                                               11.8              12.7             12.0              12.6

Operating expenses                                       (4.0)             (4.9)            (4.2)             (5.0)
Credit losses                                            (3.9)             (4.7)            (4.1)             (4.8)
                                               ----------------  ---------------- ----------------  ----------------

Pre-tax return on managed
  assets                                                  3.9               3.1              3.7               2.8

Income taxes                                             (1.5)             (1.2)            (1.4)             (1.1)
                                               ----------------  ---------------- ----------------  ----------------

Return on managed assets                                  2.4%              1.9%             2.3%              1.7%
                                               ================  ================ ================  ================




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

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends, and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses, provisions for losses, and allowance for losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):



                                                                         March 31, 2000
                                            -------------------------------------------------------------------------
                                                        Held for Sale
                                            --------------------------------------
                                                                                        Auto           Managed Auto
                                                Auto       Mortgage       Total        Serviced          Portfolio
                                            ------------ ------------ ------------ ---------------    ---------------
Principal amount of receivables               $699,450      $ 9,059     $708,509      $5,250,468         $5,949,918
                                                                                   ===============    ===============

Allowance for losses                           (20,488)                  (20,488)     $ (507,574) (a)    $ (528,062)
                                            ------------ ------------ ------------ ===============    ===============

  Receivables, net                            $678,962      $ 9,059     $688,021
                                            ============ ============ ============

Number of outstanding contracts                 51,788          134                      462,815            514,603
                                            ============ ============              ===============    ===============

Average principal amount of
  outstanding contract (in dollars)           $ 13,506      $67,605                   $   11,345         $   11,562
                                            ============ ============              ===============    ===============

Allowance for losses as a
  percentage of receivables                        2.9%                                      9.7%               8.9%
                                            ============                           ===============    ===============




(a) The allowance for losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):



                                                          March 31, 2000                     March 31, 1999
                                                 --------------------------------  ---------------------------------
                                                       Amount          Percent           Amount           Percent
                                                 -----------------  -------------  ------------------  -------------
Delinquent contracts:
  31 to 60 days                                          $360,169            6.0%           $220,022            6.2%
  Greater than 60 days                                    123,936            2.1              80,668            2.3
                                                 -----------------  -------------  ------------------  -------------

                                                          484,105            8.1             300,690            8.5
  In repossession                                          45,089            0.8              31,431            0.9
                                                 -----------------  -------------  ------------------  -------------

                                                         $529,194            8.9%           $332,121            9.4%
                                                 =================  =============  ==================  =============




In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.0% and 4.3% for the three and nine months ended March 31, 2000, respectively, and 4.6% for both the three and nine months ended March 31, 1999. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):



                                                      Three Months Ended                  Nine Months Ended
                                                          March 31,                           March 31,
                                               ---------------------------------  ----------------------------------
                                                    2000              1999             2000              1999
                                               ----------------  ---------------- ----------------  ----------------
Net charge-offs:
  Held for sale                                        $ 2,467           $ 2,285         $  5,851          $  5,708
  Serviced                                              51,530            35,833          149,053            98,183
                                               ----------------  ---------------- ----------------  ----------------

                                                       $53,997           $38,118         $154,904          $103,891
                                               ================  ================ ================  ================

Net charge-offs as an annualized
  percentage of average managed
  auto receivables outstanding                             3.9%              4.7%             4.1%              4.8%
                                               ================  ================ ================  ================

Net recoveries as a percentage of
  gross repossession charge-offs                          53.5%             53.6%            53.2%             51.4%
                                               ================  ================ ================  ================




Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):



                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                               -----------------  ------------------
Operating activities                                                                  $  35,873           $  30,964
Investing activities                                                                   (333,493)           (121,975)
Financing activities                                                                    327,249              94,770
                                                                               -----------------  ------------------

Net change in cash and cash equivalents                                               $  29,629           $   3,759
                                                                               =================  ==================




The Company's primary sources of cash have been cash flows from operating activities, including cash distributions from the Trusts, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions and proceeds from issuance of debt and equity. The Company's primary uses of cash have been purchases and originations of receivables and funding credit enhancement requirements for securitization transactions.

The Company required cash of $3,166.7 million and $1,976.5 million for the purchase of auto finance contracts during the nine months ended March 31, 2000 and 1999, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

In March 2000, the Company expanded its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks increasing the amount of structured warehouse financing available under the agreement to $725 million from $675 million. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in September 2000. A total of $234.9 million was outstanding under this facility as of March 31, 2000.

The Company also has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $250 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in September 2000. A total of $85.8 million was outstanding under this facility as of March 31, 2000.

In March 2000, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $375 million of structured warehouse financing is available. The Company utilizes this facility to fund auto receivables pending securitization. The facility matures in March 2001. There were no outstanding balances under this agreement as of March 31, 2000.

The Company had a revolving credit agreement with a group of banks under which the Company could borrow up to $90 million, subject to a defined borrowing base. The credit agreement expired in March 2000 and was not renewed by the Company.

In addition, in March 2000, the Company's Canadian subsidiary convertible revolving term credit agreement with a bank was renewed and the amount of borrowings available thereunder was increased to $30.0 million Cdn., from $20 million Cdn., subject to a defined borrowing base. The Company utilizes this facility to fund Canadian auto lending activities. The maturity date of the facility is March 2001. A total of $4.0 million was outstanding under the Canadian facility at March 31, 2000.

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

The Company has completed twenty auto receivable securitization transactions through March 31, 2000. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:



                                                                        Original                   Balance at
                                                                         Amount                  March 31, 2000
     Transaction                          Date                        (in millions)              (in millions)
-----------------------    -----------------------------------    ----------------------     -----------------------
1994-A                                          December 1994                  $   51.0                Paid in full
1995-A                                              June 1995                      99.2                Paid in full
1995-B                                          December 1995                      65.0                Paid in full
1996-A                                             March 1996                      89.4                Paid in full
1996-B                                               May 1996                     115.9                Paid in full
1996-C                                            August 1996                     175.0                Paid in full
1996-D                                          November 1996                     200.0                        23.0
1997-A                                             March 1997                     225.0                        36.2
1997-B                                               May 1997                     250.0                        48.9
1997-C                                            August 1997                     325.0                        82.0
1997-D                                          November 1997                     400.0                       122.0
1998-A                                          February 1998                     425.0                       150.6
1998-B                                               May 1998                     525.0                       216.3
1998-C                                            August 1998                     575.0                       278.2
1998-D                                          November 1998                     625.0                       339.7
1999-A                                          February 1999                     700.0                       440.5
1999-B                                               May 1999                   1,000.0                       725.1
1999-C                                            August 1999                   1,000.0                       843.2
1999-D                                           October 1999                     900.0                       807.0
2000-A                                           January 2000                   1,300.0                     1,269.3
                                                                  ----------------------     -----------------------

                                                                               $9,045.5                    $5,382.0
                                                                  ======================     =======================




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

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Historically, the Company has used a structure that involved a higher initial cash deposit that resulted in receipt of excess cash flow distributions approximately seven to nine months after the receivables were securitized. Beginning in November 1997, the Company began to employ a structure that involved a lower initial cash deposit and the use of reinsurance and other alternative credit enhancements. Under this structure the Company expects to begin to receive excess cash flow distributions approximately 15 to 18 months after receivables are securitized.

The reinsurance used to reduce the Company's initial cash deposit in the structure described above has typically been arranged by the insurer of the asset-backed securities. As of March 31, 2000, the Company had commitments from the insurer for an additional $35.0 million of reinsurance to reduce initial cash deposits in future securitization transactions. In addition, the Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit in future securitization transactions, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility, which matures in October 2001, are collateralized by the Company's credit enhancement assets. A total of $45.0 million was outstanding under this facility at March 31, 2000.

Initial deposits to restricted cash accounts were $132.8 million ($87.8 million net of borrowings under the credit enhancement facility) and $57.3 million for the nine months ended March 31, 2000 and 1999, respectively. Excess cash flows distributed to the Company were $79.4 million and $35.2 million for the nine months ended March 31, 2000 and 1999 respectively. In addition, the Company received $23.0 million representing a return of deposits to restricted cash accounts during the nine months ended March 31, 1999.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of March 31, 2000, none of the Company's securitizations had delinquency, default and net loss ratios in excess of the targeted levels.

The Company issued 9,200,000 shares of its common stock in a public offering in August and September 1999 for net proceeds of approximately $111.5 million.

The Company operated 186 auto lending branch offices as of March 31, 2000 and plans to open an additional nine branches through the remainder of fiscal 2000 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of March 31, 2000, the Company had $50.8 million in cash and cash equivalents. The Company also had available borrowing capacity of $258.9 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company estimates that it will require additional external capital for fiscal 2000 in addition to existing capital resources in order to fund expansion of its lending activities.

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

The Company made cash payments of $0 and $5.8 million for the nine months ended March 31, 2000 and 1999, respectively, to settle Forward U.S. Treasury rate lock agreements. These amounts were included in the gain on sale of receivables in securitization transactions and are recovered over time through a higher gross interest rate spread on the related securitization transaction. There were no outstanding Forward U.S. Treasury rate lock agreements as of March 31, 2000.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                  Part II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, fraud and discriminatory treatment of credit applicants, which could take the form of a plaintiffs' class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company is a defendant has been brought as a putative class action and is pending in the State of California. A settlement has been reached in this matter and preliminary court approval for the settlement obtained; following notice to class members, the Company believes that final court approval will be obtained and the matter concluded before June 30, 2000. The cost of the settlement has been accrued in the Company's consolidated financial statements as of March 31, 2000.

Two additional proceedings in which the Company is a defendant have also been brought in the form of class action complaints. One proceeding, pending in the State of Georgia, claims that the Company miscalculated rebates on certain precomputed retail installment contracts in Georgia. The other proceeding, pending in the State of Tennessee, claims that certain loan pricing structures used by the Company and motor vehicle dealers violate various Tennessee laws. In the opinion of management, both of these lawsuits are without merit and the Company intends to defend vigorously.

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

On April 8, 1999, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the financial statements for the second, third and fourth quarters of fiscal year 1997, fiscal year 1998 and the first quarter of fiscal year 1999. The Company believes that its previous use of the cash-in method of measuring and accounting for credit enhancement assets was consistent with then current generally accepted accounting principles and accounting practices of other finance companies. As required by the Financial Accounting Standards Board's Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Second Edition," dated December 1998 and related statements made by the staff of the Commission, the Company retroactively changed the method of measuring and accounting for credit enhancement assets to the cash-out method and restated the Company's financial statements for the three months ended September 30, 1998 and the fiscal years ended June 30, 1998, 1997 and 1996. The Company's original motion to dismiss this litigation was granted on December 22, 1999. On February 1, 2000, the plaintiffs filed an amended complaint and the Company subsequently filed an additional motion to dismiss with respect to this amended complaint. The court granted the Company's subsequent motion to dismiss and dismissed the litigation with prejudice on April 21, 2000. The time period for possible appeals from these dismissals has not elapsed. In the opinion of management this litigation is without merit, as evidenced by the court's dismissal and the Company intends to vigorously defend against any future appeals.

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

           Not Applicable

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits:

           11.1  Statement Re:  Computation of Per Share Earnings

           27.1  Financial Data Schedule

                  (b)    Reports on Form 8-K

                         The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 2000.

                         Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended March 31, 2000 reporting monthly information related to securitization trusts.

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







                                                AmeriCredit Corp.

                                          ------------------------------
                                                   (Registrant)


Date:  May 12, 2000                   By:      /s/ Daniel E. Berce
                                          ------------------------------
                                                   (Signature)

                                           Daniel E. Berce
                                           Chief Financial Officer