Form 10-K405
period 2000-06-30
AMERICREDIT CORP
filed 2000-09-28
CIK 804269

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________.

                        Commission file number 1-10667

                               ---------------

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

          Title of each class              Name of each exchange on which
     Common Stock, $0.01 par value                   registered
                                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

    9 1/4 % Senior Notes due 2004/Guarantee of 9 1/4% Senior Notes due 2004 9.875% Senior Notes due 2006/Guarantee of 9.875% Senior Notes due 2006
                             (Title of each class)

                               ---------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of 66,189,922 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 15, 2000, was approximately $1,778,854,153. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

   There were 77,772,434 shares of Common Stock, $0.01 par value, outstanding as of September 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Annual Report to Shareholders for the year ended June 30, 2000 ("the Annual Report"), furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               AMERICREDIT CORP.

                               INDEX TO FORM 10-K

 Item                                                                                             Page
 No.                                                                                              No.
 ----                                                                                             ----

                                     PART I

   1.     Business...............................................................................   3
   2.     Properties.............................................................................  18
   3.     Legal Proceedings......................................................................  18
   4.     Submission of Matters to a Vote of Security Holders....................................  18

                                    PART II

   5.     Market for Registrant's Common Equity and Related Stockholder Matters..................  19
   6.     Selected Financial Data................................................................  19
   7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  19
   7A.    Quantitative and Qualitative Disclosures About Market Risk.............................  19
   8.     Financial Statements and Supplementary Data............................................  19
   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  19

                                    PART III

   10.    Directors and Executive Officers of the Registrant.....................................  20
   11.    Executive Compensation.................................................................  20
   12.    Security Ownership of Certain Beneficial Owners and Management.........................  20
   13.    Certain Relationships and Related Transactions.........................................  20

                                    PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  21
                                           SIGNATURES                                              31

                                    PART I

ITEM 1. BUSINESS

General

   AmeriCredit Corp. was incorporated in Texas on May 18, 1988, and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. The Company's predecessor began operations in March 1987, and the business has been operated continuously since that time. As used herein, the term "Company" refers to the Company, its wholly owned subsidiaries and its predecessor corporation. The Company's principal executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, 76102 and its telephone number is (817) 302-7000.

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

   In November 1996, the Company acquired Americredit Corporation of California, a California corporation ("AMS"), which originated mortgage loans. Such mortgage loans were generally packaged and sold for cash on a servicing released whole-loan basis. Deterioration in the wholesale loan markets caused the premiums received by AMS for the sale of mortgage loans to decrease since the Company's acquisition of AMS. As a result, during October 1999, Company management assessed various options with respect to the operations of AMS and decided to cease the operations of AMS. The AMS wholesale mortgage loan production and processing offices were closed, and the assets of AMS are being liquidated.

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

   Marketing. Since the Company is primarily an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company selects these dealers because they sell the type of cars the Company prefers to finance, specifically later model, low mileage used cars and moderately priced new cars. Of the contracts purchased by the Company during the fiscal year ended June 30, 2000, approximately 96% were originated by manufacturer franchised dealers and 4% by select independent dealers. The Company purchased contracts from 14,076 dealers during the fiscal year ended June 30, 2000. No dealer accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

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

   The Company has entered into strategic marketing alliances with certain banks which purchase prime quality auto finance contracts. The largest such relationship is with Chase Automotive Finance. Under the alliances, the Company's branch personnel and representatives from the banks jointly market to automobile dealers with the Company providing non-prime auto financing and the banks providing prime auto financing. The alliances allow the Company and the banks to better service automobile dealers by offering auto financing across a broad credit spectrum. The Company also benefits from being able to market its auto financing programs to automobile dealers who have relationships with the banks.

   Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon several factors, the Company may charge dealers an acquisition fee when purchasing finance contracts. Such acquisition fees are assessed on a contract-by-contract basis and are usually non-refundable. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon such representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

   To supplement its indirect lending activities, the Company has introduced certain other automobile finance programs. In its Valued Customer Program, the Company pre-approves qualifying existing customers for their next auto loan when they trade-in their vehicle or otherwise payoff their active AmeriCredit account. The Company is also testing a direct mail marketing program whereby specified consumers are pre-approved for financing at select automobile dealerships serviced by the Company. Additionally, through strategic alliances with certain online auto dealers and lending sources, the Company has begun processing online credit applications in order to provide auto financing via the Internet.

   Branch Office Network. The Company uses a branch office network to market its indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by dealerships. Branch office personnel are responsible for the solicitation, enrollment and education of dealers regarding the Company's financing programs. The Company believes a local presence enables the Company to more fully service dealers and be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, the regulatory environment and the availability of qualified personnel. Branch offices are typically situated in suburban office buildings which are accessible to local dealers.

   Each branch office solicits dealers for contracts and maintains the Company's relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and one or more dealer and customer service representatives. Larger branch offices may also have additional assistant managers and/or dealer marketing representatives. The Company believes that the personal relationships its branch managers and other branch personnel establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company's dealer customer base. Branch managers are compensated with base salaries and annual incentives based on overall branch performance including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash and stock-based awards. The branch managers report to regional vice presidents.

   The Company's regional vice presidents monitor branch office compliance with the Company's underwriting guidelines. The Company's management information systems provide the regional vice presidents access to credit application information enabling them to consult with the branch managers on credit decisions and review exceptions to the Company's underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews.

   The following table sets forth information with respect to the number of branches, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

                                                     Years Ended June 30,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                                    (dollars in thousands)
Number of branch offices......................        196        176        129
Dollar volume of contracts purchased.......... $4,427,945 $2,879,796 $1,737,813
Number of producing dealerships (1)...........     14,076     12,590      9,204

--------
(1) A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

Underwriting and Purchasing of Contracts

   Proprietary Credit Scoring System and Risk-based Pricing. The Company utilizes a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of the Company's consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, the Company could compensate for this higher default risk through the structuring and pricing of the transaction. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of the Company's receivables portfolio.

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

   Through the use of the proprietary credit scoring system, Company personnel with credit authority are able to more efficiently review and prioritize loan applications. Applications which receive a high score can be processed rapidly and credit decisions can be quickly communicated to the dealer. Applications receiving low scores can be quickly rejected without further processing and review by the Company. This ability to prioritize applications allows for a more effective allocation of resources to those applications requiring more review.

   Loan Approval Process. The Company purchases individual contracts through its branch offices using a credit approval process tailored to local market conditions. Each branch manager has a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. Contracts may also be purchased through the Company's regional purchasing office for specific dealers requiring centralized service, in certain markets where a branch office is not present or, in some cases, outside of normal branch office working hours. Although the credit approval process is decentralized, the Company's application processing system includes controls designed to ensure that credit decisions comply with the Company's credit scoring strategies and underwriting policies and procedures.

   Loan application packages completed by prospective obligors are received via facsimile, electronically, and/or by telephone. Application data are entered into the Company's automated application processing system. A credit bureau report is automatically accessed and a credit score is computed. Company personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. These personnel consider many factors in arriving at a credit decision, relying primarily on the applicant's credit score, but also taking into account the applicant's capacity to pay, stability, credit history, the contract terms and collateral value. The Company estimates that approximately 60% of applicants are denied credit by the Company typically because of their credit histories or other factors. Dealers are contacted regarding credit decisions electronically, by facsimile and/or by telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

   The Company's underwriting and collateral guidelines as well as credit scoring parameters form the basis for the credit decision; however, the qualitative judgment of the personnel with credit authority with respect to the credit quality of an applicant is a significant factor in the final credit decision. Exceptions to credit policies and authorities must be approved by a regional vice president or other designated credit officer.

   Completed loan packages are sent by the automobile dealers to the branch office. As part of the credit decision process, a Company customer service representative investigates the residence, employment and credit history of the applicant. Loan terms and insurance coverages are generally reverified with the customer. Key loan documentation is scanned to create electronic images and electronically forwarded to the Company's centralized loan processing department. The original documents are subsequently sent to the loan processing department and are stored in a fire resistant vault.

   Upon electronic receipt of loan documentation from the branches, the loan processing department reviews the loan packages for proper documentation and regulatory compliance and completes the entry of information into the Company's loan accounting system. Once cleared for funding, the loan processing department electronically transfers funds to the dealer or issues a check. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of the Company's contracts are fully amortizing with substantially equal monthly installments.

Servicing and Collections Procedures

   General. The Company's servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle and repossessing and liquidating collateral when necessary. The Company utilizes various automated systems to support its servicing and collections activities. The Company uses monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify the Company of an address change. Approximately 15 days before a customer's first payment due date and each month thereafter, the Company mails the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company's lockbox bank to the Company for posting to the loan accounting system. Payments may also be received directly by the Company from customers. All payment processing and customer account maintenance is performed centrally in Fort Worth, Texas.

   The Company's collections activities are performed at regional centers located in Fort Worth, Texas, Tempe, Arizona, and Charlotte, North Carolina. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which dials phone numbers of customers from a file of records extracted from the Company's database. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of accounts daily.

   Once an account reaches a certain level of delinquency, the account moves to the Company's mid-range collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes approximately 90 days past due, the Company typically initiates repossession of the financed vehicle. However, the Company may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.

   Payment deferrals are at times offered to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move a delinquent payment to the end of the loan, usually by paying a fee (calculated in a manner specified by applicable law). The collector reviews the customer's past payment history and statistically based behavioral score and assesses the customer's desire and capacity to make future payments. Before agreeing to a deferral, the collector must also ensure that the deferment transaction complies with the Company's policies and guidelines. Exceptions to the Company's policies and guidelines for deferrals must be approved by a collections officer. While payment deferrals are initiated and approved in the collections department, a separate department in the Company processes authorized deferment transactions. As of June 30, 2000, approximately 14% of the Company's managed receivables had received a deferral.

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

   Charge-Off Policy. The Company's policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. Otherwise, the Company charges-off the account when the vehicle securing the delinquent contract is repossessed and liquidated. The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts which are more than 60 days contractually delinquent.

Risk Management

   Overview. The Company's risk management department is responsible for monitoring the loan approval process and supporting the supervisory role of senior operations management. This department tracks via databases key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company's credit scoring system and is responsible for the development and enhancement of credit scorecards for the Company.

   The risk management department prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to refine the structure and mix of new contract purchases. Portfolio returns can be reviewed on a consolidated basis, as well as at the branch office, dealer and contract levels.

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

   Compliance Audits. The Company's Internal Audit and Quality Control departments conduct regular reviews of branch office operations, loan operations, loan processing and servicing, collections and other functional areas. The primary objective of the reviews is to measure compliance with the Company's written policies and procedures as well as regulatory matters. Branch office quality control reviews include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and extent of applicant data investigation. Written quality control reports are distributed to local branch office personnel and the regional vice presidents for response and follow-up. Senior operations management reviews copies of these reports. Internal Audit results and responses are also reviewed by senior executive management.

Securitization of Loans

   Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2000, the Company had securitized approximately $10.3 billion of automobile receivables since 1994.

   In its securitizations, the Company, through a wholly-owned subsidiary, transfers automobile receivables to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

   When receivables are transferred to securitization trusts, the Company recognizes a gain on sale of receivables and continues to service such receivables. The gain on sale of receivables primarily represents the present value of estimated excess cash flows the Company expects to receive from the pool of receivables sold. The estimated excess cash flows are the difference between the finance charge income received from obligors on securitized receivables and the interest paid to investors in the asset-backed securities, net of credit losses, servicing fees and other expenses. Concurrently with recognizing such gain on sale of receivables, the Company records a corresponding asset, interest-only receivables from trusts, which includes the present value of estimated excess cash flows as described above.

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

   In connection with the Company's securitization program, the Company arranges for a financial guaranty insurance policy to achieve a high grade credit rating on the asset-backed securities issued. The policies for each of the Company's securitizations have been provided by Financial Security Assurance Inc. ("FSA"), a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. The Company has limited reimbursement obligations to FSA; however, credit enhancement requirements, including FSA's encumbrance of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse FSA for any claims which may be made under the policies issued with respect to the Company's securitizations.

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

   In most states in which the Company operates, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as the Company. Such rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights. In certain states, the Company's branch offices are subject to periodic examination by state regulatory authorities. Some states in which the Company operates do not require special licensing or provide extensive regulation of the Company's business.

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

   The Company believes that it maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that the Company will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on its operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on the Company's business.

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

Risk Factors

   Dependence on Warehouse Credit Facilities. The Company depends on warehouse credit facilities with financial institutions to finance its purchase of contracts pending securitization. At June 30, 2000, the Company has five domestic warehouse credit facilities with various financial institutions providing for revolving credit borrowings of up to a total of approximately $2.2 billion, subject to defined borrowing bases. The Company has $725 million and $275 million warehouse facilities which mature in September 2000, a $375 million warehouse facility which matures in March 2001, and $500 million and $300 million warehouse facilities which mature in June 2001. The Company also has a $30 million Cdn. bank facility to fund Canadian auto receivables, which matures in March 2001. The Company cannot guarantee that any of these financing resources will continue to be available at reasonable terms or at all. The availability of these financing sources depends in part on factors outside of the Company's control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace any of these facilities and arrange new warehouse credit facilities, it will have to curtail contract purchasing activities, which would have a material adverse effect on the Company's financial position, liquidity and results of operations.

   The Company's warehouse credit facilities contain extensive restrictions and covenants and require the Company to maintain specified financial ratios and satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Failure to meet any of these convenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict the Company's ability to obtain additional borrowings under these agreements. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and the Company cannot guarantee that it will meet those financial ratios and tests.

   Dependence on Securitization Program. Since December 1994, the Company has relied upon its ability to aggregate and sell receivables in the asset-backed securities market to generate cash proceeds for repayment of warehouse credit facilities and to purchase additional contracts from automobile dealers. Further, gains on sales generated by the Company's securitizations currently represent the single largest component of the Company's revenues. The Company endeavors to effect securitizations of its receivables on at least a quarterly basis. Accordingly, adverse changes in the Company's asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company's ability to purchase and securitize loans on a timely basis and upon terms reasonably favorable to the Company. Any delay in the sale of receivables beyond a quarter-end would eliminate the gain on sale that quarter and adversely affect the Company's reported earnings for that quarter. Any of these adverse changes or delays would have a material adverse effect on the Company's financial position, liquidity and results of operations.

   Dependence on Credit Enhancement. To date, all of the Company's securitizations have utilized credit enhancement in the form of financial guaranty insurance policies issued by Financial Security Assurance, Inc. ("FSA") in order to achieve AAA/Aaa ratings which reduces the costs of securitizations relative to alternative forms of financing available to the Company. FSA is not required to insure Company-sponsored securitizations, and there can be no assurance that it will continue to do so or that future Company-sponsored securitizations will be similarly rated. Likewise, the Company is not required to utilize financial guaranty insurance policies issued by FSA or any other form of credit enhancement in connection with its securitizations. The Company utilizes reinsurance and other credit enhancement alternatives to reduce the initial cash deposit related to its securitizations. A downgrading of FSA's credit rating or FSA's withdrawal of credit enhancement or the lack of availability of reinsurance or other alternative credit enhancements for the Company's securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial cash deposit requirements. These events could have a material adverse effect on the Company's financial position, liquidity and results of operations.

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

   The Company expects to continue to require substantial amounts of cash as the volume of the Company's contract purchases increases and its securitization program grows. The Company's primary cash requirements include the funding of: (i) contract purchases pending their securitization and sale;
(ii) credit enhancement requirements in connection with the securitization and sale of the receivables; (iii) interest and principal payments under warehouse credit facilities, the Company's senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) capital expenditures for technology; (vi) ongoing operating expenses; and (vii) income tax payments.

   The Company's primary sources of liquidity in the future are expected to be existing cash, financings under its warehouse credit facilities, sales of automobile receivables through securitizations, excess cash flow received from securitization trusts and further issuances of debt or equity securities, depending on capital market conditions.

   Because the Company's principal credit facilities are initially 364 days in length, the Company must renew these facilities annually. In addition, because the Company expects to continue to require substantial amounts of cash for the foreseeable future, it anticipates that it will need to access the asset-backed securities market on a quarterly basis and may enter into additional debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of various financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to whether the terms on which such sources may be available will be acceptable.

   Leverage. The Company currently has substantial outstanding indebtedness. The Company's ability to make payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and its ability to enter into additional securitizations and debt and/or equity financings, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control.

   If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on acceptable terms. The inability to obtain additional financing could have a material adverse effect on the Company.

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

   Default and Prepayment Risks. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of receivables sold to securitization trusts. Obligors under loans acquired by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for loan losses on loans held for sale by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of that allowance, and results of operations could be adversely affected. In addition, under the terms of the warehouse credit facilities, the Company is not able to borrow against defaulted loans and loans greater than 30 days delinquent held by the Company.

   The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain recognized on these sales and the corresponding assets recorded on the Company's balance sheet are credit enhancement assets which are based on the present value of estimated future excess cash flows from the securitized receivables which will be received by the Company. Accordingly, credit enhancement assets are calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. As of June 30, 2000, credit enhancement assets totaled $824.6 million. Depending on the Company's growth, credit enhancement assets may become a larger share of the Company's overall assets.

   The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company-sponsored securitizations ("restricted cash") into spread accounts which are pledged to FSA as security for the Company's obligation to reimburse FSA for any amounts which may be paid out on financial guarantee insurance policies.

   The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its credit enhancement assets, which consist of restricted cash, investments in trust receivables and interest-only receivables, by recording a charge to income and writing down the carrying value of these assets on its balance sheet. Future cash flows from securitization trusts may also be less than expected, and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in defaults or prepayments would reduce the size of the Company's servicing portfolio, which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flow. A material write-down of credit enhancement assets and the corresponding decreases in earnings and cash flow could limit the Company's ability to service debt and to enter into future securitizations and other financings. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed, and other assumptions may be required to be revised upon future events.

   Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing. Generally, the form of credit enhancement agreement the Company enters into in connection with securitization transactions contains specified limits on the delinquency, default and loss rates on the receivables included in each securitization trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default and loss rates were exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow. Further, the credit enhancement requirements for each securitization trust are cross-collateralized to the credit enhancement requirements established in connection with each of the Company's other securitization trusts so that excess cash flow from a performing securitization trust insured by FSA may be used to support increased credit enhancement requirements for a non-performing securitization trust insured by FSA, which would further restrict excess cash flow available to the Company. The Company has on occasion exceeded these specified limits, however, FSA has either waived each of these occurrences or amended the agreements. The Company can give no assurance that FSA would waive any such future occurrence or amend the agreements. Any refusal of FSA to waive any such future occurrence or amend the agreements could have a material adverse effect on the Company's financial position, liquidity and results of operations.

   The credit enhancement agreements entered into in connection with securitization transactions contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher than the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed these additional specified limits applicable to that trust, provisions of the credit enhancement agreements permit FSA to terminate the Company's servicing rights to the receivables sold to that trust. In addition, the servicing agreements are cross-defaulted so that a default under one servicing agreement would allow FSA to terminate the Company's servicing rights under all of its servicing agreements. Although the Company has never exceeded such delinquency, default or loss rates, there can be no assurance that the Company's servicing rights with respect to the automobile receivables in such trusts or any other trust which exceeds the specified limits in future periods will not be terminated. FSA has other rights to terminate the Company as servicer if (i) the Company were to breach its obligations under the servicing agreements, (ii) FSA was required to make payments under its policies or (iii) certain bankruptcy or insolvency events were to occur. As of June 30, 2000, no such termination events have occurred with respect to any of the trusts formed by the Company.

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

   For the year ended June 30, 2000, the Company recognized a gain on sale of auto receivables of $207.6 million or approximately 41% of revenue during that period. If the Company is unable to continue expansion of its loan purchase volume and sell such loans to the trusts, the Company could experience a significant change in the timing of revenue recognition and reported income. Further, there can be no assurance that the Company will recognize gains on future sales of receivables to the trusts consistent with the gains on previous sales.

   Implementation of Business Strategy. The Company's financial position and results of operations depend on Company management's ability to execute its business strategy. Key factors involved in execution of such business strategy include continued expansion of automobile contract purchase volume, continued and successful use of proprietary scoring models for risk assessment and risk-based pricing, the use of sophisticated risk management techniques, continued investment in technology to support operating efficiency and growth, and funding and liquidity through securitizations. The failure or inability of the Company to execute any element of its business strategy could materially adversely affect its financial position, liquidity and results of operations.

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

   Credit-Impaired Borrowers. The Company specializes in purchasing and servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages these risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company's financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

   Economic Conditions. Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the Company focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans could be higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slow down or recession, the Company's servicing costs may increase without a corresponding increase in its servicing fee income. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company's ability to enter into future securitizations and, correspondingly, its financial position, liquidity and results of operations.

   Interest Rates. The Company's profitability may be directly affected by the level of and fluctuations in interest rates, which affect the Company's ability to earn a gross interest rate spread. As the level of interest rates increase, the Company's gross interest rate spread may decline since the rates charged on the contracts purchased from dealers are limited by statutory maximums, restricting the Company's opportunity to pass on increased interest costs. Furthermore, the Company's future gains recognized upon the securitization of automobile receivables will also be affected by interest rates. The Company recognizes a gain in connection with its securitizations based upon the estimated present value of projected future excess cash flows from the securitization trusts, which is largely dependent upon the gross interest rate spread. The Company believes that its profitability and liquidity would be adversely affected during any period of higher interest rates, possibly to a material degree.

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

   Competition. Reference should be made to Item 1. "Business--Automobile Finance Operations-- Competition" for a discussion of competitive risk factors.

   Regulation. Reference should be made to Item 1. "Business--Automobile Finance Operations-- Regulation" for a discussion of regulatory risk factors.

Employees

   At June 30, 2000, the Company employed 3,048 persons in 41 states and three Canadian provinces. None of the Company's employees are a part of a collective bargaining agreement, and the Company's relationships with employees are satisfactory.

Executive Officers

   The following sets forth certain data concerning the executive officers of the Company as of June 30, 2000.

       Name                 Age                    Position
       ----                 ---                    --------
   Clifton H. Morris, Jr... 65  Executive Chairman of the Board
   Michael R. Barrington... 41  Vice Chairman of the Board, Chief Executive
                                 Officer and President
   Daniel E. Berce......... 46  Vice Chairman of the Board and Chief Financial
                                 Officer
   Edward H. Esstman....... 59  Executive Vice President--Dealer Services and
                                 Director
   Steven P. Bowman........ 33  Executive Vice President--Chief Credit Officer
   Chris A. Choate......... 37  Executive Vice President--General Counsel and
                                 Secretary
   Denny P. Hanysak........ 56  Executive Vice President--Consumer Services
   Joseph E. McClure....... 53  Executive Vice President--Chief Information
                                 Officer
   Michael T. Miller....... 39  Executive Vice President--e-Services
   Preston A. Miller....... 36  Executive Vice President--Treasurer
   Cinde C. Perales........ 39  Executive Vice President--Chief of Staff
   Karl J. Reeb............ 42  Executive Vice President--Chief Administration
                                 Officer

   Clifton H. Morris, Jr. has been Executive Chairman of the Board since July 2000 and served as Chairman of the Board and Chief Executive Officer of the Company from May 1988 to July 2000. He also served as President of the Company from May 1988 until April 1991 and from April 1992 to November 1996.

   Michael R. Barrington has been Vice Chairman of the Board and Chief Executive Officer of the Company since July 2000. He served as Vice Chairman, President and Chief Operating Officer of the Company from November 1996 to July 2000, and was Executive Vice President and Chief Operating Officer of the Company from November 1994 until November 1996. Mr. Barrington was a Vice President of the Company from May 1991 until November 1994.

   Daniel E. Berce has been Vice Chairman and Chief Financial Officer of the Company since November 1996, and was Executive Vice President, Chief Financial Officer and Treasurer for the Company from November 1994 until November 1996. Mr. Berce was Vice President, Chief Financial Officer and Treasurer of the Company from May 1991 until November 1994.

   Edward H. Esstman has been Executive Vice President--Dealer Services since October 1999. He served as Executive Vice President--Auto Finance Division for the Company from November 1996 to October 1999 and Senior Vice President and Chief Credit Officer for the Company from November 1994 until November 1996. Mr. Esstman was Senior Vice President and Director of Consumer Finance of AFSI from AFSI's formation in July 1992 until November 1994.

   Steven P. Bowman has been Executive Vice President--Chief Credit Officer since March 2000. He served as Senior Vice President, Risk Management from May 1998 until March 2000 and was Vice President, Risk Management from June 1997 until May 1998. From July 1996 until June 1997, Mr. Bowman was Assistant Vice President, Risk Management.

   Chris A. Choate has been Executive Vice President--General Counsel and Secretary of the Company since November 1999 and was Senior Vice President, General Counsel and Secretary of the Company from November 1996 to November 1999. He served as Vice President, General Counsel and Secretary of the Company from November 1994 until November 1996, and was General Counsel and Secretary of the Company from January 1993 until November 1994. From July 1991 until January 1993, Mr. Choate was Assistant General Counsel.

   Denny P. Hanysak has been Executive Vice President--Consumer Services since October 1999. He served as Executive Vice President, Mortgage Services for Americredit Corp. of California from July 1998 until October 1999.

   Joseph E. McClure has been Executive Vice President--Chief Information Officer of the Company since April 1999, and was Senior Vice President and Chief Information Officer from October 1998 until April 1999. Prior to that, Mr. McClure was Executive Vice President and Division Information Officer of Associates First Capital Corp., and was in that position for more than five years.

   Michael T. Miller has been Executive Vice President--e-Services since March 2000. He served as Executive Vice President and Chief Credit Officer from July 1998 until March 2000, and was Senior Vice President and Chief Credit Officer of the Company from November 1996 until July 1998. Mr. Miller was Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff of AFSI from November 1994 until November 1996, and Vice President, Risk Management, Credit Policy and Planning of AFSI from AFSI's formation in July 1992 until November 1994.

   Preston A. Miller has been Executive Vice President--Treasurer of the Company since July 1998, and was Senior Vice President and Treasurer of the Company from November 1996 until July 1998. Mr. Miller was Vice President and Controller of the Company from November 1994 until November 1996, and was Controller of the Company from September 1989 until November 1994.

   Cinde C. Perales has been Executive Vice President--Chief of Staff of the Company since November 1999. Ms. Perales served as Executive Vice President and Director of Loan Services of AFSI from July 1998 to November 1999, was Senior Vice President and Director of Loan Services of AFSI from March 1996 until July 1998, and was Vice President and Director of Loan Services of AFSI from October 1992 until March 1996.

   Karl J. Reeb has been Executive Vice President--Chief Administration Officer of the Company since November 1999. Prior to that, Mr. Reeb held various human resource executive positions with Verizon (formerly "Airtouch Communications") in Los Angeles, San Francisco, and Dallas for approximately 10 years.

ITEM 2. PROPERTIES

   The Company's executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 127,255 square foot leased office space under a 12 year lease that commenced in July 1999. The Company also leases 67,000 square feet of office space in Tempe, Arizona, under a ten year agreement with renewal options, 76,000 square feet of office space in Charlotte, North Carolina, under a ten year agreement with renewal options and 250,000 square feet of office space in Arlington, Texas, under a five year agreement.

   The Company's branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

   As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, fraud and discriminatory treatment of credit applicants, which could take the form of a plaintiffs' class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

   Two proceedings in which the Company is a defendant have been brought in the form of class action complaints. One proceeding, pending in the State of Georgia, claims that the Company miscalculated rebates on certain precomputed retail installment contracts in Georgia. The other proceeding, pending in United States District Court in the State of California, claims that certain loan pricing structures used by the Company and other banks and finance companies violate various California laws. In the opinion of management, both of these lawsuits are without merit and the Company intends to defend vigorously.

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

   On April 8, 1999, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the Company's financial statements through the first quarter of fiscal 1999. The United States District Court granted the Company's motion to dismiss the litigation with prejudice on April 21, 2000. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, where the matter is presently pending. In the opinion of management this litigation is without merit, as evidenced by the District Court's dismissal, and the Company intends to vigorously contest the plaintiff's appeal of such dismissal.

   In the opinion of management, the resolution of the proceedings described in this section will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following Consolidated Financial Statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 2000 and 1999.

         Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998.

         Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements

Report of Independent Accountants

(2) Consolidating financial information for AmeriCredit Corp. (on a parent only basis), the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries is included herein in the form of the financial statement schedules on the following eight pages.

Financial Statement Schedules

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

     The following consolidating financial statement schedules present consolidating financial data for (i) the Company (on a parent only basis),
     (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000.

     Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of the presentation set forth. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

(3) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(4) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

(5) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2000. Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the period ended June 30, 2000 reporting monthly information related to securitization trusts.

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                          CONSOLIDATING BALANCE SHEET
                                 June 30, 2000

                         AmeriCredit                 Non-
                            Corp.     Guarantors  Guarantors Eliminations Consolidated
                         -----------  ----------  ---------- ------------ ------------
                                           (dollars in thousands)
ASSETS
Cash and cash
 equivalents............              $  30,705   $   12,211               $   42,916
Receivables held for
 sale, net..............                284,851      586,660                  871,511
Interest-only
 receivables from
 Trusts................. $    1,019                  228,040                  229,059
Investments in Trust
 receivables............                             341,707                  341,707
Restricted cash.........                             253,852                  253,852
Property and equipment,
 net....................        349      44,186                                44,535
Other assets............     11,529      40,781       26,379                   78,689
Due (to) from
 affiliates.............    675,339    (701,473)      26,134
Investment in
 affiliates.............    318,749     266,920        2,536  $(588,205)
                         ----------   ---------   ----------  ---------    ----------
    Total assets........ $1,006,985   $ (34,030)  $1,477,519  $(588,205)   $1,862,269
                         ==========   =========   ==========  =========    ==========


LIABILITIES AND
 SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit
   facilities...........              $   4,661   $  483,039               $  487,700
  Credit enhancement
   facility.............                              66,606                   66,606
  Senior notes.......... $  375,000                                           375,000
  Other notes payable...     19,691                                            19,691
  Funding payable.......                 61,519          145                   61,664
  Accrued taxes and
   expenses.............     14,058      49,837        6,732                   70,627
  Deferred income
   taxes................    (90,343)    (60,323)     243,068                   92,402
                         ----------   ---------   ----------  ---------    ----------
    Total liabilities...    318,406      55,694      799,590                1,173,690
                         ----------   ---------   ----------  ---------    ----------
Shareholders' equity:
  Common stock..........        837          32            1  $     (33)          837
  Additional paid-in
   capital..............    401,979      40,093      267,512   (307,605)      401,979
  Accumulated other
   comprehensive
   income...............     44,803                   44,803    (44,803)       44,803
  Retained earnings.....    262,111    (129,849)     365,613   (235,764)      262,111
                         ----------   ---------   ----------  ---------    ----------
                            709,730     (89,724)     677,929   (588,205)      709,730
  Treasury stock........    (21,151)                                          (21,151)
                         ----------   ---------   ----------  ---------    ----------
  Total shareholders'
   equity...............    688,579     (89,724)     677,929   (588,205)      688,579
                         ----------   ---------   ----------  ---------    ----------
    Total liabilities
     and shareholders'
     equity............. $1,006,985   $ (34,030)  $1,477,519  $(588,205)   $1,862,269
                         ==========   =========   ==========  =========    ==========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                          CONSOLIDATING BALANCE SHEET
                                 June 30, 1999

                         AmeriCredit                Non-
                            Corp.    Guarantors  Guarantors Eliminations Consolidated
                         ----------- ----------  ---------- ------------ ------------
                                           (dollars in thousands)
ASSETS
Cash and cash
 equivalents............             $  20,246    $    943                $   21,189
Receivables held for
 sale, net..............               256,771     199,238                   456,009
Interest-only
 receivables from
 Trusts.................  $  1,337                 190,528                   191,865
Investments in Trust
 receivables............                           195,598                   195,598
Restricted cash.........                           107,399                   107,399
Property and equipment,
 net....................       349      40,796                                41,145
Other assets............    11,510      30,170       8,602                    50,282
Due (to) from
 affiliates.............   567,368    (478,520)    (88,848)
Investment in
 affiliates.............   198,339     118,024       1,050   $(317,413)
                          --------   ---------    --------   ---------    ----------
    Total assets........  $778,903   $ (12,513)   $614,510   $(317,413)   $1,063,487
                          ========   =========    ========   =========    ==========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit
   facilities...........             $  20,290    $ 94,369                $  114,659
  Senior notes..........  $375,000                                           375,000
  Other notes payable...    17,874                                            17,874
  Funding payable.......                39,301                                39,301
  Accrued taxes and
   expenses.............    16,062      26,601         265                    42,928
  Deferred income
   taxes................   (29,763)    (42,016)    145,774                    73,995
                          --------   ---------    --------   ---------    ----------
    Total liabilities...   379,173      44,176     240,408                   663,757
                          --------   ---------    --------   ---------    ----------
Shareholders' equity:
  Common stock..........       715         203           3   $    (206)          715
  Additional paid-in
   capital..............   252,194     108,475     118,840    (227,315)      252,194
  Accumulated other
   comprehensive
   income...............    21,410                  21,410     (21,410)       21,410
  Retained earnings.....   147,610    (165,367)    233,849     (68,482)      147,610
                          --------   ---------    --------   ---------    ----------
                           421,929     (56,689)    374,102    (317,413)      421,929
  Treasury stock........   (22,199)                                          (22,199)
                          --------   ---------    --------   ---------    ----------
  Total shareholders'
   equity...............   399,730     (56,689)    374,102    (317,413)      399,730
                          --------   ---------    --------   ---------    ----------
    Total liabilities
     and shareholders'
     equity.............  $778,903   $ (12,513)   $614,510   $(317,413)   $1,063,487
                          ========   =========    ========   =========    ==========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                       CONSOLIDATING STATEMENT OF INCOME
                            Year Ended June 30, 2000

                         AmeriCredit               Non-
                            Corp.    Guarantors Guarantors Eliminations Consolidated
                         ----------- ---------- ---------- ------------ ------------
                                           (dollars in thousands)
Revenue
  Finance charge
   income...............              $ 74,467   $ 49,683                 $124,150
  Gain on sale of
   receivables..........  $   (284)     15,344    194,010                  209,070
  Servicing fee income..               193,890     41,662   $ (65,301)     170,251
  Other income..........    45,064       5,186      1,011     (45,052)       6,209
  Equity in income of
   affiliates...........   117,148                           (117,148)
                          --------    --------   --------   ---------     --------
                           161,928     288,887    286,366    (227,501)     509,680
                          --------    --------   --------   ---------     --------
Costs and expenses
  Operating expenses....       364     288,054        102     (65,301)     223,219
  Provision for loan
   losses...............                 8,072      8,287                   16,359
  Interest expense......    48,720       1,915     63,727     (45,052)      69,310
  Charge for closing
   mortgage operations..                10,500                              10,500
                          --------    --------   --------   ---------     --------
                            49,084     308,541     72,116    (110,353)     319,388
                          --------    --------   --------   ---------     --------
Income before income
 taxes..................   112,844     (19,654)   214,250    (117,148)     190,292
Income tax provision....    (1,657)     (5,038)    82,486                   75,791
                          --------    --------   --------   ---------     --------
Net income..............  $114,501    $(14,616)  $131,764   $(117,148)    $114,501
                          ========    ========   ========   =========     ========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                       CONSOLIDATING STATEMENT OF INCOME
                            Year Ended June 30, 1999

                         AmeriCredit               Non-
                            Corp.    Guarantors Guarantors Eliminations Consolidated
                         ----------- ---------- ---------- ------------ ------------
                                           (dollars in thousands)
Revenue
  Finance charge
   income...............              $ 42,302   $ 32,986                 $ 75,288
  Gain on sale of
   receivables..........  $ (6,394)      2,400    173,886                  169,892
  Servicing fee income..               120,044      8,539   $ (42,617)      85,966
  Other income..........    39,585       3,428        744     (39,447)       4,310
  Equity in income of
   affiliates...........    73,633                            (73,633)
                          --------    --------   --------   ---------     --------
                           106,824     168,174    216,155    (155,697)     335,456
                          --------    --------   --------   ---------     --------
Costs and expenses
  Operating expenses....     6,900     201,004         58     (42,617)     165,345
  Provision for loan
   losses...............                 3,979      5,650                    9,629
  Interest expense......    22,983      20,097     35,159     (39,447)      38,792
                          --------    --------   --------   ---------     --------
                            29,883     225,080     40,867     (82,064)     213,766
                          --------    --------   --------   ---------     --------
Income before income
 taxes..................    76,941     (56,906)   175,288     (73,633)     121,690
Income tax provision....     2,101     (24,967)    69,716                   46,850
                          --------    --------   --------   ---------     --------
Net income..............  $ 74,840    $(31,939)  $105,572   $ (73,633)    $ 74,840
                          ========    ========   ========   =========     ========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                       CONSOLIDATING STATEMENT OF INCOME
                            Year Ended June 30, 1998

                         AmeriCredit               Non-
                            Corp.    Guarantors Guarantors Eliminations Consolidated
                         ----------- ---------- ---------- ------------ ------------
                                           (dollars in thousands)
Revenue
  Finance charge
   income...............              $ 39,114   $16,723                  $ 55,837
  Gain on sale of
   receivables..........   $(6,729)      1,350   108,573                   103,194
  Servicing fee income..                91,682     9,822    $ (53,594)      47,910
  Other income..........    31,029       1,268       741      (30,643)       2,395
  Equity in income of
   affiliates...........    50,179                            (50,179)
                           -------    --------   -------    ---------     --------
                            74,479     133,414   135,859     (134,416)     209,336
                           -------    --------   -------    ---------     --------
Costs and expenses
  Operating expenses....    10,800     137,273         5      (53,594)      94,484
  Provision for loan
   losses...............                 7,555                               7,555
  Interest expense......    14,776      24,192    18,810      (30,643)      27,135
                           -------    --------   -------    ---------     --------
                            25,576     169,020    18,815      (84,237)     129,174
                           -------    --------   -------    ---------     --------
Income before income
 taxes..................    48,903     (35,606)  117,044      (50,179)      80,162
Income tax provision....      (398)    (11,148)   42,407                    30,861
                           -------    --------   -------    ---------     --------
Net income..............   $49,301    $(24,458)  $74,637    $ (50,179)    $ 49,301
                           =======    ========   =======    =========     ========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended June 30, 2000

                         AmeriCredit                 Non-
                            Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                         ----------- -----------  -----------  ------------  ------------
                                            (dollars in thousands)
Cash flows from
 operating activities:
 Net income............   $ 114,501  $   (14,616) $   131,764  $  (117,148)  $   114,501
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Non-cash charge for
    closing mortgage
    operations.........                    6,566                                   6,566
   Depreciation and
    amortization.......                   19,357                                  19,357
   Provision for loan
    losses.............                    8,072        8,287                     16,359
   Deferred income
    taxes..............     (48,997)     (18,307)      82,692                     15,388
   Non-cash servicing
    fee income.........                               (44,083)                   (44,083)
   Non-cash gain on
    sale of auto
    receivables........                              (186,176)                  (186,176)
   Distributions from
    Trusts.............                               125,104                    125,104
   Equity in income of
    affiliates.........    (117,148)                               117,148
   Changes in assets
    and liabilities:
    Other assets.......         (19)     (15,756)      (8,066)                   (23,841)
    Accrued taxes and
     expenses..........      (2,004)      23,236        6,467                     27,699
                          ---------  -----------  -----------  -----------   -----------
     Net cash provided
      by operating
      activities.......     (53,667)       8,552      115,989                     70,874
                          ---------  -----------  -----------  -----------   -----------
Cash flows from
 investing activities:
 Purchases of auto
  receivables..........               (4,425,836)  (4,405,708)   4,405,708    (4,425,836)
 Originations of
  mortgage
  receivables..........                 (109,688)                               (109,688)
 Principal collections
  and recoveries on
  receivables..........                  (10,984)      54,740                     43,756
 Net proceeds from
  sale of auto
  receivables..........                4,405,708    3,955,404   (4,405,708)    3,955,404
 Net proceeds from
  sale of mortgage
  receivables..........                  126,866                                 126,866
 Initial deposits to
  restricted cash......                              (186,606)                  (186,606)
 Net change in credit
  enhancement
  facility.............                                66,606                     66,606
 Purchases of property
  and equipment........                   (9,751)                                 (9,751)
 Change in other
  assets...............                   (1,521)      (9,711)                   (11,232)
 Net change in
  investment in
  affiliates...........      20,131     (170,007)      (1,486)     151,362
                          ---------  -----------  -----------  -----------   -----------
     Net cash used by
      investing
      activities.......      20,131     (195,213)    (526,761)     151,362      (550,481)
                          ---------  -----------  -----------  -----------   -----------
Cash flows from
 financing activities:
 Net change in
  warehouse credit
  facilities...........                  (15,629)     388,670                    373,041
 Payments on other
  notes payable........     (11,079)                                             (11,079)
 Proceeds from
  issuance of common
  stock................     139,372        2,692      148,670     (151,362)      139,372
 Net change in due
  (to) from
  affiliates...........     (94,757)     210,057     (115,300)
                          ---------  -----------  -----------  -----------   -----------
     Net cash provided
      by financing
      activities.......      33,536      197,120      422,040     (151,362)      501,334
                          ---------  -----------  -----------  -----------   -----------
Net increase in cash
 and cash equivalents..                   10,459       11,268                     21,727
Cash and cash
 equivalents at
 beginning of year.....                   20,246          943                     21,189
                          ---------  -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year..................   $          $    30,705  $    12,211  $             $    42,916
                          =========  ===========  ===========  ===========   ===========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended June 30, 1999

                         AmeriCredit                 Non-
                            Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                         ----------- -----------  -----------  ------------  ------------
                                            (dollars in thousands)
Cash flows from
 operating activities:
 Net income............   $  74,840  $   (31,939) $   105,572  $   (73,633)  $    74,840
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization.......          41       12,604                                  12,645
   Provision for loan
    losses.............                    3,979        5,650                      9,629
   Deferred income
    taxes..............      (1,375)     (25,379)      70,118                     43,364
   Non-cash servicing
    fee income.........                               (12,525)                   (12,525)
   Non-cash gain on
    sale of auto
    receivables........                              (157,757)                  (157,757)
   Distributions from
    Trusts.............                                44,531                     44,531
   Equity in income of
    affiliates.........     (73,633)                                73,633
   Changes in assets
    and liabilities:
    Other assets.......       3,304      (11,950)       2,469                     (6,177)
    Accrued taxes and
     expenses..........      18,342       13,095        4,803                     36,240
                          ---------  -----------  -----------  -----------   -----------
     Net cash provided
      by operating
      activities.......      21,519      (39,590)      62,861                     44,790
                          ---------  -----------  -----------  -----------   -----------
Cash flows from
 investing activities:
 Purchases of auto
  receivables..........               (2,869,776)  (2,783,160)   2,783,160    (2,869,776)
 Originations of
  mortgage
  receivables..........                 (297,535)                               (297,535)
 Principal collections
  and recoveries on
  receivables..........                    6,381       15,143                     21,524
 Net proceeds from
  sale of auto
  receivables..........                2,783,160    2,727,763   (2,783,160)    2,727,763
 Net proceeds from
  sale of mortgage
  receivables..........                  294,096                                 294,096
 Initial deposits to
  restricted cash......                               (82,750)                   (82,750)
 Return of deposits
  from restricted
  cash.................                                23,000                     23,000
 Purchases of property
  and equipment........        (215)     (14,513)                                (14,728)
 Change in other
  assets...............                   (5,514)      (4,948)                   (10,462)
 Net change in
  investment in
  affiliates...........          93     (104,103)      (1,048)     105,058
                          ---------  -----------  -----------  -----------   -----------
     Net cash used by
      investing
      activities.......        (122)    (207,804)    (106,000)     105,058      (208,868)
                          ---------  -----------  -----------  -----------   -----------
Cash flows from
 financing activities:
 Net change in
  warehouse credit
  facilities...........                   (4,610)     (46,339)                   (50,949)
 Net proceeds from
  issuance of senior
  notes................     194,097                                              194,097
 Payments on other
  notes payable........      (3,890)         (26)                                 (3,916)
 Proceeds from
  issuance of common
  stock................      12,948          139      104,919     (105,058)       12,948
 Net change in due
  (to) from
  affiliates...........    (224,552)     241,980      (17,428)
                          ---------  -----------  -----------  -----------   -----------
     Net cash provided
      by financing
      activities.......     (21,397)     237,483       41,152     (105,058)      152,180
                          ---------  -----------  -----------  -----------   -----------
Net decrease in cash
 and cash equivalents..                   (9,911)      (1,987)                   (11,898)
Cash and cash
 equivalents at
 beginning of year.....                   30,157        2,930                     33,087
                          ---------  -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year..................   $          $    20,246  $       943  $             $    21,189
                          =========  ===========  ===========  ===========   ===========

                               AMERICREDIT CORP.
                          FINANCIAL STATEMENT SCHEDULE
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                            Year Ended June 30, 1998

                         AmeriCredit                 Non-
                            Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                         ----------- -----------  -----------  ------------  ------------
                                            (dollars in thousands)
Cash flows from
 operating activities:
 Net income............   $ 49,301   $   (24,458) $    74,637  $   (50,179)  $    49,301
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization.......         50         4,448                                   4,498
   Provision for loan
    losses.............                    7,555                                   7,555
   Deferred income
    taxes..............        390       (11,826)      42,410                     30,974
   Non-cash servicing
    fee income.........                               (10,867)                   (10,867)
   Non-cash gain on
    sale of auto
    receivables........                               (96,405)                   (96,405)
   Distributions from
    Trusts.............                                43,807                     43,807
   Equity in income of
    affiliates.........    (50,179)                                 50,179
   Changes in assets
    and liabilities:
    Other assets.......       (420)         (739)      (2,165)                    (3,324)
    Accrued taxes and
     expenses..........    (10,368)        6,338       (3,321)                    (7,351)
                          --------   -----------  -----------  -----------   -----------
     Net cash provided
      by operating
      activities.......    (11,226)      (18,682)      48,096                     18,188
                          --------   -----------  -----------  -----------   -----------
Cash flows from
 investing activities:
 Purchases of auto
  receivables..........               (1,693,957)  (1,777,748)   1,777,748    (1,693,957)
 Originations of
  mortgage
  receivables..........                 (137,169)                               (137,169)
 Principal collections
  and recoveries on
  receivables..........                    8,560       28,787                     37,347
 Net proceeds from
  sale of auto
  receivables..........                1,777,748    1,609,970   (1,777,748)    1,609,970
 Net proceeds from
  sale of mortgage
  receivables..........                  119,683                                 119,683
 Initial deposits to
  restricted cash......                               (56,725)                   (56,725)
 Purchases of property
  and equipment........         11        (9,467)                                 (9,456)
 Change in other
  assets...............      5,000                         64                      5,064
 Net change in
  investment in
  affiliates...........     (9,998)       (3,921)          (2)      13,921
                          --------   -----------  -----------  -----------   -----------
     Net cash used by
      investing
      activities.......     (4,987)       61,477     (195,654)      13,921      (125,243)
                          --------   -----------  -----------  -----------   -----------
Cash flows from
 financing activities:
 Net change in
  warehouse credit
  facilities...........                  (47,145)     140,708                     93,563
 Net proceeds from
  issuance of senior
  notes................     47,762                                                47,762
 Payments on other
  notes payable........     (1,346)           (7)     (23,689)                   (25,042)
 Proceeds from
  issuance of common
  stock................     17,832                     13,921      (13,921)       17,832
 Net change in due
  (to) from
  affiliates...........    (48,035)       30,526       17,509
                          --------   -----------  -----------  -----------   -----------
     Net cash provided
      by financing
      activities.......     16,213       (16,626)     148,449      (13,921)      134,115
                          --------   -----------  -----------  -----------   -----------
Net increase in cash
 and cash equivalents..                   26,169          891                     27,060
Cash and cash
 equivalents at
 beginning of year.....                    3,988        2,039                      6,027
                          --------   -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year..................   $          $    30,157  $     2,930  $             $    33,087
                          ========   ===========  ===========  ===========   ===========

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors and Shareholders
AmeriCredit Corp.

   Our audits of the consolidated financial statements referred to in our report dated August 3, 2000, appearing in the 2000 Annual Report to Shareholders of AmeriCredit Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules included in Item 14(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP
Fort Worth, Texas
August 3, 2000

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2000.

                                          AmeriCredit Corp.

                                              /s/ Clifton H. Morris, Jr.
                                          By: _________________________________
                                                  Clifton H. Morris, Jr.
                                              Executive Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Clifton H. Morris, Jr.         Executive Chairman of the  September 27, 2000
______________________________________  Board
        Clifton H. Morris, Jr.

    /s/ Michael R. Barrington          Vice Chairman, Chief       September 27, 2000
______________________________________  Executive Officer and
        Michael R. Barrington           President

       /s/ Daniel E. Berce             Vice Chairman and Chief    September 27, 2000
______________________________________  Financial Officer
           Daniel E. Berce

      /s/ Edward H. Esstman            Executive Vice President   September 27, 2000
______________________________________  Dealer Services and
          Edward H. Esstman             Director

              A. R. Dike               Director                   September 27, 2000
______________________________________
              A. R. Dike

            James H. Greer             Director                   September 27, 2000
______________________________________
            James H. Greer

          Douglas K. Higgins           Director                   September 27, 2000
______________________________________
          Douglas K. Higgins

    /s/ Kenneth H. Jones, Jr.          Director                   September 27, 2000
______________________________________
        Kenneth H. Jones, Jr.

                               INDEX TO EXHIBITS

   The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol "@" under the Exhibit Number column.

 Exhibit No.                             Description
 -----------                             -----------
  3.1(1)     Articles of Incorporation of the Company, filed May 18, 1988, and
              Articles of Amendment to Articles of Incorporation, filed August
              24, 1988 (Exhibit 3.1)

  3.2(1)     Amendment to Articles of Incorporation, filed October 18, 1989
              (Exhibit 3.2)

  3.3(5)     Articles of Amendment to Articles of Incorporation of the Company,
              filed November 12, 1992 (Exhibit 3.3)

  3.4(17)    Bylaws of the Company, as amended (Exhibit 3.4)

  4.1(4)     Specimen stock certificate evidencing the Common Stock (Exhibit
              4.1)

  4.2(10)    Rights Agreement, dated August 28, 1997, between the Company and
              ChaseMellon Shareholder Services, L.L.C. (Exhibit 1)

  4.2.1(16)  Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C.
              (Exhibit 4.1)

  4.3(15)    Indenture, dated as of April 20, 1999, between AmeriCredit Corp.
              and subsidiaries and Bank One, Columbus, NA, with form of 9.875%
              Senior Notes due 2006 (Exhibit 4.3)

 10.1(1)     1989 Stock Option Plan (with Stock Appreciation Rights) for the
              Company (Exhibit 10.5)

 10.2(2)     Amendment No. 1 to the 1989 Stock Option Plan (with Stock
              Appreciation Rights) for the Company (Exhibit 4.6)

 10.3(3)     1990 Stock Option Plan for Non-Employee Directors of the Company
              (Exhibit 10.14)

 10.4(4)     1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

 10.5(4)     1991 Non-employee Director Stock Option Plan of the Company
              (Exhibit 10.11)

 10.6(4)     Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

 10.6.1(8)   Amendment No. 1 to Executive Employment Agreement, dated May 1,
              1997, between the Company and Clifton H. Morris, Jr. (Exhibit
              10.7.1)

 10.6.2(@)   Amendment No. 2 to Executive Employment Agreement, dated June 15,
              2000, between the Company and Clifton H. Morris, Jr.

 10.7(4)     Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit 10.19)

 10.7.1(8)   Amendment No. 1 to Executive Employment Agreement, dated May 1,
              1997, between the Company and Michael R. Barrington (Exhibit
              10.8.1)

 10.8(4)     Executive Employment Agreement, dated January 30, 1991 between the
              Company and Daniel E.Berce (Exhibit 10.20)

 10.8.1(8)   Amendment No. 1 to Executive Employment Agreement, dated May 1,
              1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

 10.9(8)     Amended and Restated Employment Agreement, dated October 15, 1996, between the Company and Edward H. Esstman (Exhibit 10.10)

 Exhibit No.                             Description
 -----------                             -----------
 10.9.1(8)   Amendment No. 1 to Amended and Restated Employment Agreement,
              dated May 1, 1997, between the Company and Edward H. Esstman
              (Exhibit 10.10.1)

 10.10(8)    Amended and Restated Employment Agreement, dated July 1, 1997, between the Company and Michael T. Miller (Exhibit 10.11)

 10.10.1(13) Amendment No. 1 to Amended and Restated Employment Agreement,
              dated as of August 1, 1998, between the Company and Michael T.
              Miller

 10.10.2(@)  Amendment No. 2 to Amended and Restated Employment Agreement,
              dated as of October 1, 1999, between the Company and Michael T.
              Miller

 10.11(18)   Security Agreement, dated as of September 30, 1999, among Kitty
              Hawk Funding Corporation, AmeriCredit BOA Trust, AmeriCredit
              Financial Services, Inc., AmeriCredit Funding Corp. II and Bank
              of America, N.A. (Exhibit 10.1)

 10.11.1(18) Note Purchase Agreement, dated as of September 30, 1999, among
              AmeriCredit BOA Trust, Kitty Hawk Funding Corporation and Bank of
              America, N.A. (Exhibit 10.2)

 10.12(18)   Amended and Restated Sale and Servicing Agreement, dated September
              21, 1999, among CP Funding Corp., Americredit Financial Services,
              Inc. and The Chase Manhattan Bank (Exhibit 10.3)

 10.12.1(18) Amended and Restated Security Agreement, dated September 21, 1999, among CP Funding Corp., The Chase Manhattan Bank and the several secured parties and funding agents party thereto from time to time (Exhibit 10.4)

 10.13(18)   Credit Agreement, dated as of October 14, 1999, among AFS Funding
              Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc.,
              AmeriCredit Management Company, the Financial Institutions from time to time party thereto as lenders, Bankers Trust Company and
              Credit Suisse First Boston, New York Branch (Exhibit 10.5)

 10.13.1(18) Security and Collateral Agent Agreement, dated as of October 14,
              1999, among Credit Suisse First Boston, New York Branch, Bankers
              Trust Company, AmeriCredit Financial Services, Inc. and AFS
              Funding Corp.

 10.13.2(18) Replacement Cash Collateral Account Agreement, dated as of October
              14, 1999, among AFS Funding Corp., Financial Security Assurance,
              Inc., Credit Suisse First Boston, New York Branch, and Bank One,
              N.A.

 10.13.3(18) Subordination and Intercreditor Agreement, dated as of October 14,
              1999, among AFS Funding Corp., AFS Funding Trust, the AmeriCredit securitization trusts party thereto as Issuers, AmeriCredit
              Financial Services, Inc., AmeriCredit Management Company,
              AmeriCredit Corp., Bankers Trust Company, Bankers Trust
              (Delaware), Credit Suisse First Boston, the Junior Lien Holders party thereto, Financial Security Assurance, Inc., Harris Trust and Savings Bank, LaSalle Bank National Association and Bank One,
              N.A. (Exhibit 10.8)

 10.14(11)   Indenture, dated February 4, 1997, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with respect to Series A and Series B 9 1/4 % Senior Notes due 2004 (Exhibit 10.2)

 10.15(6)    1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

 10.15.1(9)  Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for
              AmeriCredit Corp.

 10.16(7)    1996 Limited Stock Option Plan for AmeriCredit Corp.

 10.17(12)   Indenture dated January 29, 1998, between AmeriCredit Corp. and subsidiaries and Bank One, N.A., with respect to Series C and
              Series D 9 1/4% Senior Notes due 2004 (Exhibit 10.24)

 Exhibit No.                             Description
 -----------                             -----------
 10.18(14)   1998 Limited Stock Option Plan for AmeriCredit Corp.

 10.19(15)   Receivables Financing Agreement, dated as of March 31, 1999, among
              AmeriCredit Warehouse Trust, AmeriCredit Financial Services,
              Inc., AmeriCredit Funding Corp., Americredit Corporation of
              California, Credit Suisse First Boston, New York Branch, and Bank
              One, N.A. (Exhibit 10.24)

 10.19.1(15) Master Receivables Purchase Agreement, dated as of March 31, 1999, among AmeriCredit Financial Services, Inc., AmeriCredit Funding
              Corp., Americredit Corporation of California and Bank One, N.A.
              (Exhibit 10.25)

 10.19.2(15) Security and Collateral Agent Agreement, dated as of March 31,
              1999, among Credit Suisse First Boston, New York Branch, Bank
              One, N.A., AmeriCredit Financial Services, Inc. and AmeriCredit
              Warehouse Trust (Exhibit 10.26)

 10.19.3(@)  Commitment Extension Agreement, dated as of March 29, 2000, among
              AmeriCredit Warehouse Trust, AmeriCredit Financial Services, Inc.
              and Credit Suisse First Boston, New York Branch

 10.20(15)   Purchase Agreement, dated as of April 15, 1999, between
              AmeriCredit Corp. and subsidiaries and Salomon Smith Barney Inc.,
              Bear, Stearns & Co. Inc. and ING Baring Furman Selz LLC (Exhibit
              10.27)

 10.21(15)   A/B Exchange Registration Rights Agreement, dated as of April 20,
              1999, between AmeriCredit Corp. and subsidiaries and Salomon
              Smith Barney Inc., Bear, Stearns & Co. Inc., and ING Baring
              Furman Selz LLC (Exhibit 10.28)

 10.22(@)    Amended and Restated Servicing and Custodian Agreement, dated as of August 31, 2000, between AmeriCredit Financial Services, Inc.,
              AmeriCredit Barclays Trust, Bank One, N.A., and Barclays Bank,
              PLC

 10.22.1(@)  Amended and Restated Security Agreement, dated as of August 31,
              2000, between AmeriCredit Financial Services, Inc., AmeriCredit
              Funding Corp. III, AmeriCredit Barclays Trust, Sheffield
              Receivables Corporation, Barclays Bank, PLC, and Bank One, N.A.

 10.22.2(@)  Note Purchase Agreement, dated as of June 30, 2000, between the
              AmeriCredit Barclays Trust, AmeriCredit Financial Services, Inc.,
              Sheffield Receivables Corporation, and Barclays Bank, PLC

 10.23(@)    Receivables Financing Agreement, dated as of June 30, 2000, among
              AmeriCredit DB Trust, AmeriCredit Financial Services, Inc.,
              AmeriCredit Funding Corp. IV, the lenders party thereto from time to time, Deutsche Bank AG, New York Branch, and Bank One, N.A.

 10.23.1(@)  Security and Collateral Agent Agreement among Deutsche Bank AG,
              New York Branch, Bank One, N.A., AmeriCredit Financial Services,
              Inc., and AmeriCredit DB Trust

 11.1(@)     Statement Re Computation of Per Share Earnings

 12.1(@)     Statement Re Computation of Ratios

 13.1(@)     2000 Annual Report to Shareholders of the Company

 21.1(@)     Subsidiaries of the Company

 23.1(@)     Consent of PricewaterhouseCoopers LLP

 27.1(@)     Financial Data Schedule

--------
(1) Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2) Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.

(3) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(4) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(5) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(6) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(7) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(8) Incorporated by reference to exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(11) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed by the Company with the Securities and Exchange Commission.
(12) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form S-4, dated March 26, 1998, filed by the Company with the Securities and Exchange Commission.
(13) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(14) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(15) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form S-4, dated June 15, 1999, filed by the Company with the Securities and Exchange Commission.
(16) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(17) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, filed by the Company with the Securities and Exchange Commission.
(18) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.
(@)   Filed herewith