Form 10-Q
period 2000-09-30
AMERICREDIT CORP
filed 2000-11-14
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-10667
                                                -------


                                AMERICREDIT CORP.
                                -----------------
             (Exact name of registrant as specified in its charter)


                  TEXAS                                   75-2291093
     -------------------------------                 -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                 Identification No.)

             801 CHERRY STREET, SUITE 3900, FORT WORTH, TEXAS 76102
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (817) 302-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 78,098,479 shares of common stock, $0.01 par value outstanding as of October 31, 2000.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.      FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                         ----
           Item 1.      Financial Statements
                      Consolidated Balance Sheets - September 30, 2000
                      and June 30, 2000 (unaudited) ....................................................  3

                      Consolidated Statements of Income and Comprehensive
                      Income - Three Months Ended September 30, 2000
                      and 1999 (unaudited) .............................................................  4

                      Consolidated Statements of Cash Flows - Three Months
                      Ended September 30, 2000 and 1999 (unaudited) ....................................  5

                      Notes to Consolidated Financial Statements (unaudited)............................  6

           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ............................................ 17

           Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk .................................................................... 30

Part II.     OTHER INFORMATION

           Item 1.      Legal Proceedings .............................................................. 31

           Item 2.      Changes in Securities .......................................................... 31

           Item 3.      Defaults upon Senior Securities ................................................ 32

           Item 4.      Submission of Matters to a Vote of Security Holders ............................ 32

           Item 5.      Other Information .............................................................. 32

           Item 6.      Exhibits and Reports on Form 8-K ............................................... 32

SIGNATURE               ................................................................................ 33


                  Part I.  FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                                            September 30, 2000    June 30, 2000
                                                                            ------------------    -------------
                                ASSETS
Cash and cash equivalents                                                     $    128,897        $     42,916
Receivables held for sale, net                                                   1,057,408             871,511
Interest-only receivables from Trusts                                              230,624             229,059
Investments in Trust receivables                                                   390,912             341,707
Restricted cash                                                                    284,976             253,852
Property and equipment, net                                                         40,586              44,535
Other assets                                                                       113,636              78,689
                                                                              ------------        ------------

  Total assets                                                                $  2,247,039        $  1,862,269
                                                                              ============        ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit facilities                                                 $    766,195        $    487,700
  Credit enhancement facility                                                       77,981              66,606
  Senior notes                                                                     375,000             375,000
  Other notes payable                                                               17,745              19,691
  Funding payable                                                                   52,843              61,664
  Accrued taxes and expenses                                                       101,481              70,627
  Deferred income taxes                                                             94,805              92,402
                                                                              ------------        ------------

    Total liabilities                                                            1,486,050           1,173,690
                                                                              ------------        ------------

Shareholders' equity:
  Preferred stock, $0.01 par value per share;
    20,000,000 shares authorized, none issued
  Common stock, $0.01 par value per share;
    120,000,000 shares authorized; 84,869,986
    and 83,726,534 shares issued                                                       849                 837
  Additional paid-in capital                                                       422,672             401,979
  Accumulated other comprehensive income                                            53,631              44,803
  Retained earnings                                                                304,384             262,111
                                                                              ------------        ------------

                                                                                   781,536             709,730

  Treasury stock, at cost (6,808,859 and
    7,008,859 shares)                                                              (20,547)            (21,151)
                                                                              ------------        ------------

    Total shareholders' equity                                                     760,989             688,579
                                                                              ------------        ------------

    Total liabilities and shareholders' equity                                $  2,247,039        $  1,862,269
                                                                              ============        ============


The accompanying notes are an integral part of these consolidated financial statements


                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------    ------------
Revenue
  Finance charge income                          $     45,400    $     27,536
  Gain on sale of receivables                          61,586          48,928
  Servicing fee income                                 59,270          34,787
  Other income                                          3,085           1,368
                                                 ------------    ------------

                                                      169,341         112,619
                                                 ------------    ------------

Costs and expenses
  Operating expenses                                   67,294          53,678
  Provision for loan losses                             6,054           3,487
  Interest expense                                     27,256          14,276
                                                 ------------    ------------

                                                      100,604          71,441
                                                 ------------    ------------

Income before income taxes                             68,737          41,178

Income tax provision                                   26,464          15,854
                                                 ------------    ------------

  Net income                                           42,273          25,324
                                                 ------------    ------------

Other comprehensive income
  Unrealized gain on
    credit enhancement assets                          30,314          14,981

  Unrealized gain (loss) on cash
    flow hedges                                       (15,961)            814

  Less related income tax provision                    (5,525)         (6,055)
                                                 ------------    ------------

  Comprehensive income                           $     51,101    $     35,064
                                                 ============    ============

Earnings per share
  Basic                                          $       0.55    $       0.38
                                                 ============    ============
  Diluted                                        $       0.51    $       0.35
                                                 ============    ============


Weighted average shares outstanding                77,253,522      67,503,547
                                                 ============    ============

Weighted average shares and
  assumed incremental shares                       83,358,230      71,678,349
                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                                       4

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                                         Three Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                        2000            1999
                                                                     -----------    -----------
Cash flows from operating activities
  Net income                                                         $    42,273    $    25,324
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                          4,410          5,365
    Provision for loan losses                                              6,054          3,487
    Deferred income taxes                                                  5,296          3,313
    Non-cash servicing fee income                                        (19,790)        (8,777)
    Non-cash gain on sale of auto receivables                            (49,436)       (45,328)
    Distributions from Trusts                                             49,060         14,230
    Changes in assets and liabilities:
      Other assets                                                        (2,356)       (11,773)
      Accrued taxes and expenses                                          24,964         15,347
                                                                     -----------    -----------

        Net cash provided by operating activities                         60,475          1,188
                                                                     -----------    -----------

Cash flows from investing activities
  Purchases of auto receivables                                       (1,402,469)    (1,020,997)
  Originations of mortgage receivables                                                  (93,781)
  Principal collections and recoveries on receivables                     17,458          5,384
  Net proceeds from sale of auto receivables                           1,184,239        890,985
  Net proceeds from sale of mortgage receivables                                         80,259
  Initial deposits to restricted cash                                    (47,375)       (27,000)
  Net change in credit enhancement facility                               11,375
  Proceeds from sale (purchase) of property
    and equipment                                                            157         (5,636)
  Change in other assets                                                 (26,701)        (4,304)
                                                                     -----------    -----------

        Net cash used by investing activities                           (263,316)      (175,090)
                                                                     -----------    -----------

Cash flows from financing activities
  Net change in warehouse credit facilities                              278,495         66,902
  Payments on other notes payable                                         (2,564)        (2,349)
  Proceeds from issuance of common stock                                  12,891        112,173
                                                                     -----------    -----------

        Net cash provided by financing activities                        288,822        176,726
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                 85,981          2,824

Cash and cash equivalents at beginning of period                          42,916         21,189
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $   128,897    $    24,013
                                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial  statements

                                       5

                                AMERICREDIT CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries ("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

The consolidated financial statements as of September 30, 2000 and for the three months ended September 30, 2000 and 1999 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                                 September 30, 2000       June 30, 2000
                                                 ------------------       -------------
Auto receivables                                     $1,084,646              $891,672

Less allowance for loan losses                          (30,994)              (24,374)
                                                     ----------              --------

Auto receivables, net                                 1,053,652               867,298

Mortgage receivables                                      3,756                 4,213
                                                     ----------              --------
                                                     $1,057,408              $871,511
                                                     ==========              ========

A summary of the allowance for loan losses is as follows (in thousands):

                                                                   Three Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
Balance at beginning of period                                   $ 24,374      $ 11,841
Provision for loan losses                                           6,054         3,487
Acquisition fees                                                   32,032        21,713
Allowance related to receivables sold to Trusts                   (28,631)      (18,671)
Net charge-offs                                                    (2,835)       (1,658)
                                                                 --------      --------
Balance at end of period                                         $ 30,994      $ 16,712
                                                                 ========      ========

NOTE 3 - CREDIT ENHANCEMENT ASSETS

As of September 30, 2000 and June 30, 2000, the Company was servicing $6,363.9 million and $5,758.3 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                                   September 30, 2000      June 30, 2000
                                                   ------------------      -------------
Interest-only receivables from Trusts                   $230,624              $229,059
Investments in Trust receivables                         390,912               341,707
Restricted cash                                          284,976               253,852
                                                        --------              --------
                                                        $906,512              $824,618
                                                        ========              ========

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                                     Three Months Ended
                                                         September 30,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
Balance at beginning of period                     $824,618       $494,862
Non-cash gain on sale of auto receivables            49,436         45,328
Accretion of present value discount                  19,790          8,777
Initial deposits to restricted cash                  47,375         27,000
Change in unrealized gain                            14,353         15,795
Distributions from Trusts                           (49,060)       (14,230)
                                                   --------       --------
Balance at end of period                           $906,512       $577,532
                                                   ========       ========

A summary of the allowance for loan losses included as a component of the interest-only receivables is as follows (in thousands):

                                                     Three Months Ended
                                                         September 30,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
Balance at beginning of period                     $563,102       $354,338
Assumptions for cumulative credit losses            123,353         92,952
Net charge-offs                                     (62,712)       (46,552)
                                                   --------       --------
Balance at end of period                           $623,743       $400,738
                                                   ========       ========

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                                  September 30, 2000     June 30, 2000
                                                  ------------------     -------------
Commercial paper facilities                             $761,184            $483,039
Credit agreement                                           5,011               4,661
                                                        --------            --------
                                                        $766,195            $487,700
                                                        ========            ========

The Company has five separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2 billion. The first and second facilities provide for available structured warehouse financing of $525 million and $275 million, respectively, through September 2001. The third facility provides for available structured warehouse financing of $375 million through March 2001. The fourth and fifth facilities provide for available structured warehouse financing of $500 million and $300 million, respectively, through June 2001.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of September 30, 2000 and June 30, 2000, these restricted cash accounts totaled $37,536,000 and $16,262,000, respectively, and are included in other assets in the consolidated balance sheets.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank, under which the subsidiary may borrow up to $30 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian prime rate. The credit agreement, which expires in March 2001, contains various restrictive covenants requiring certain minimum financial ratios and results.

NOTE 5 - CREDIT ENHANCEMENT FACILITY

The Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial restricted cash deposit required in its securitization transactions. Borrowings under the credit enhancement facility are available on a revolving basis through October 2001 and are collateralized by the Company's credit enhancement assets. The facility contains covenants requiring certain asset performance ratios. The Company has alternatively utilized reinsurance arrangements to reduce the initial restricted cash deposit. These reinsurance arrangements do not represent funded debt, and therefore are not recorded as such on the Company's consolidated balance sheets.

NOTE 6 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                     Three Months Ended
                                                       September 30,
                                            -------------------------------------
                                                  2000                1999
                                            -----------------  ------------------

Interest costs (none capitalized)                    $25,955             $14,059
Income taxes                                              14               2,795


During the three months ended September 30, 2000 and 1999, the Company entered into capital lease agreements for property and equipment of $618,000 and $7,830,000 respectively.

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 138"), on July 1, 2000. Pursuant to SFAS 138, all derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.

Derivative instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions, thereby hedging the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The interest rates on the floating rate securities issued by the Trusts are indexed to the one-month London Interbank Offered Rates. The Company uses interest rate swap agreements to convert the floating rate exposures on these securities to a fixed rate.

The Company monitors the cash flow hedge effectiveness at interim and annual reporting dates. At September 30, 2000, the amount of ineffectiveness related to the interest rate swaps is not considered to be material. The fair value of the interest rate swaps is included in the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets. Changes in the fair value of the interest rate swaps is generally offset by a change in the fair value of the Company's credit enhancement assets.

The Company also utilizes interest rate caps as part of its interest-rate risk-management strategy for securitization transactions as well as for warehouse credit facilities. The purchaser of the interest rate cap pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" rate. The interest rate cap purchaser bears no obligation or liability if interest rates fall below the "cap" rate. The Company's special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. The Company simultaneously sells a corresponding interest rate cap agreement in order to offset the purchased interest rate cap agreement. The fair value of the interest rate cap agreements are included in other assets and accrued taxes and expenses on the Company's consolidated balance sheets.

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

The following consolidating financial statement schedules present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries,
(iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Earnings of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                               September 30, 2000
                        (Unaudited, Dollars in Thousands)

                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------

ASSETS

Cash and cash equivalents                               $   122,541      $    6,356                      $  128,897
Receivables held for sale, net                              231,300         826,108                       1,057,408
Interest-only receivables
  from Trusts                            $      741                         229,883                         230,624
Investments in Trust
  receivables                                                               390,912                         390,912
Restricted cash                                                             284,976                         284,976
Property and equipment, net                     349          40,237                                          40,586
Other assets                                 15,061          51,528          47,047                         113,636
Due (to) from affiliates                    680,653      (1,365,052)        684,399
Investment in affiliates                    372,553       1,294,030           8,780    $(1,675,363)
                                     --------------- --------------- --------------- --------------- ---------------
  Total assets                           $1,069,357    $    374,584      $2,478,461    $(1,675,363)      $2,247,039
                                     =============== =============== =============== =============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit facilities                          $      5,011      $  761,184                      $  766,195
  Credit enhancement facility                                                77,981                          77,981
  Senior notes                           $  375,000                                                         375,000
  Other notes payable                        17,745                                                          17,745
  Funding payable                                            52,613             230                          52,843
  Accrued taxes and expenses                 36,047          59,706           5,728                         101,481
  Deferred income taxes                    (120,424)        (61,668)        276,897                          94,805
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities                       308,368          55,662       1,122,020                       1,486,050
                                     --------------- --------------- --------------- --------------- ---------------

Shareholders' equity:
  Common stock                                  849              30                    $       (30)             849
  Additional paid-in capital                422,672          40,090         891,986       (932,076)         422,672
  Accumulated other
    comprehensive income                     53,631                          53,631        (53,631)          53,631
  Retained earnings                         304,384         278,802         410,824       (689,626)         304,384
                                     --------------- --------------- --------------- --------------- ---------------
                                            781,536         318,922       1,356,441     (1,675,363)         781,536

  Treasury stock                            (20,547)                                                        (20,547)
                                     --------------- --------------- --------------- --------------- ---------------
    Total shareholders' equity              760,989         318,922       1,356,441     (1,675,363)         760,989
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities and
      shareholders' equity               $1,069,357    $    374,584      $2,478,461    $(1,675,363)      $2,247,039
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 2000
                        (Unaudited, Dollars in Thousands)

                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
ASSETS

Cash and cash equivalents                                $   30,705      $   12,211                      $   42,916
Receivables held for sale, net                              284,851         586,660                         871,511
Interest-only receivables
  from Trusts                            $    1,019                         228,040                         229,059
Investments in Trust
  receivables                                                               341,707                         341,707
Restricted cash                                                             253,852                         253,852
Property and equipment, net                     349          44,186                                          44,535
Other assets                                 11,529          40,781          26,379                          78,689
Due (to) from affiliates                    675,339        (701,473)         26,134
Investment in affiliates                    318,749         632,534           2,641      $(953,924)
                                     --------------- --------------- --------------- --------------- ---------------
  Total assets                           $1,006,985      $  331,584      $1,477,624      $(953,924)      $1,862,269
                                     =============== =============== =============== =============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Warehouse credit facilities                            $    4,661      $  483,039                      $  487,700
  Credit enhancement facility                                                66,606                          66,606
  Senior notes                           $  375,000                                                         375,000
  Other notes payable                        19,691                                                          19,691
  Funding payable                                            61,519             145                          61,664
  Accrued taxes and expenses                 14,058          49,837           6,732                          70,627
  Deferred income taxes                     (90,343)        (60,323)        243,068                          92,402
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities                       318,406          55,694         799,590                       1,173,690
                                     --------------- --------------- --------------- --------------- ---------------

Shareholders' equity:
  Common stock                                  837              30                      $     (30)             837
  Additional paid-in capital                401,979          40,096         267,618       (307,714)         401,979
  Accumulated other
     comprehensive income                    44,803                          44,803        (44,803)          44,803
  Retained earnings                         262,111         235,764         365,613       (601,377)         262,111
                                     --------------- --------------- --------------- --------------- ---------------
                                            709,730         275,890         678,034       (953,924)         709,730

  Treasury stock                            (21,151)                                                        (21,151)
                                     --------------- --------------- --------------- --------------- ---------------
    Total shareholders' equity              688,579         275,890         678,034       (953,924)         688,579
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities and
      shareholders' equity               $1,006,985      $  331,584      $1,477,624      $(953,924)      $1,862,269
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                         Consolidating Income Statement
                      Three Months Ended September 30, 2000
                        (Unaudited, Dollars in Thousands)

                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------

Revenue
  Finance charge income                                    $ 20,069        $ 25,331                        $ 45,400
  Gain on sale of receivables              $    (97)          2,639          59,044                          61,586
  Servicing fee income                                       56,991          18,605       $(16,326)          59,270
  Other income                               11,263           2,625             460        (11,263)           3,085
  Equity in income of
    affiliates                               43,038          45,211                        (88,249)
                                     --------------- --------------- --------------- --------------- ---------------
                                             54,204         127,535         103,440       (115,838)         169,341
                                     --------------- --------------- --------------- --------------- ---------------

Costs and expenses
  Operating expenses                             29          83,564              27        (16,326)          67,294
  Provision for loan losses                                   1,949           4,105                           6,054
  Interest expense                           12,381             344          25,794        (11,263)          27,256
                                     --------------- --------------- --------------- --------------- ---------------
                                             12,410          85,857          29,926        (27,589)         100,604
                                     --------------- --------------- --------------- --------------- ---------------

Income before income taxes                   41,794          41,678          73,514        (88,249)          68,737

Income tax provision                           (479)         (1,360)         28,303                          26,464
                                     --------------- --------------- --------------- --------------- ---------------
Net income                                 $ 42,273        $ 43,038        $ 45,211       $(88,249)        $ 42,273
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                         Consolidating Income Statement
                      Three Months Ended September 30, 1999
                        (Unaudited, Dollars in Thousands)

                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------

Revenue
  Finance charge income                                    $ 18,877        $  8,659                        $ 27,536
  Gain on sale of receivables                                 1,182          47,746                          48,928
  Servicing fee income                                       34,749           8,249       $ (8,211)          34,787
  Other income                             $ 11,170           1,222             145        (11,169)           1,368
  Equity in income of
    affiliates                               25,110          30,956                        (56,066)
                                     --------------- --------------- --------------- --------------- ---------------
                                             36,280          86,986          64,799        (75,446)         112,619
                                     --------------- --------------- --------------- --------------- ---------------

Costs and expenses
  Operating expenses                            676          61,211               2         (8,211)          53,678
  Provision for loan losses                                   2,022           1,465                           3,487
  Interest expense                           10,146           2,302          12,997        (11,169)          14,276
                                     --------------- --------------- --------------- --------------- ---------------
                                             10,822          65,535          14,464        (19,380)          71,441
                                     --------------- --------------- --------------- --------------- ---------------

Income before income taxes                   25,458          21,451          50,335        (56,066)          41,178

Income tax provision                            134          (3,659)         19,379                          15,854
                                     --------------- --------------- --------------- --------------- ---------------
Net income                                 $ 25,324        $ 25,110        $ 30,956       $(56,066)        $ 25,324
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 2000
                        (Unaudited, Dollars in Thousands)

                                            AmeriCredit                        Non-
                                               Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                           --------------- -------------- --------------- --------------- ---------------

Cash flow from operating activities:
 Net income                                $       42,273  $      43,038  $       45,211  $      (88,249) $       42,273
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                   4,410                                           4,410
   Provision for loan losses                                       1,949           4,105                           6,054
   Deferred income taxes                          (21,663)        (1,345)         28,304                           5,296
   Non-cash servicing fee income                                                 (19,790)                        (19,790)
   Non-cash gain on sale of
    auto receivables                                                             (49,436)                        (49,436)
   Distributions from Trusts                                                      49,060                          49,060
   Equity in income of affiliates                 (43,038)       (45,211)                         88,249
   Changes in assets and liabilities:

    Other assets                                   (3,532)           181             995                          (2,356)
    Accrued taxes and expenses                     21,989          3,979          (1,004)                         24,964
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash provided by
      operating activities                         (3,971)         7,001          57,445                          60,475
                                           --------------- -------------- --------------- --------------- ---------------

Cash flows from investing activities:
 Purchase of auto receivables                                 (1,402,469)     (1,449,291)      1,449,291      (1,402,469)
 Principal collections and
  recoveries on receivables                                       (4,126)         21,584                          17,458
 Net proceeds from sale of
  auto receivables                                             1,449,291       1,184,239      (1,449,291)      1,184,239
 Initial deposits to
  restricted cash                                                                (47,375)                        (47,375)
 Net change in credit
  enhancement facility                                                            11,375                          11,375
 Proceeds from sale of property
  and equipment                                                      157                                             157
 Change in other assets                                           (5,038)        (21,663)                        (26,701)
 Net change in investment in
  affiliates                                       (1,938)      (616,285)         (6,139)        624,362
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash used by investing
      activities                                   (1,938)      (578,470)       (307,270)        624,362        (263,316)
                                           --------------- -------------- --------------- --------------- ---------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                                  350         278,145                         278,495
 Payments on other notes payable                   (2,564)                                                        (2,564)
 Proceeds from issuance of
  common stock                                     12,891             (6)        624,368        (624,362)         12,891
 Net change in due (to) from
  affiliates                                       (4,418)       662,961        (658,543)
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash provided by
      financing activities                          5,909        663,305         243,970        (624,362)        288,822
                                           --------------- -------------- --------------- --------------- ---------------
Net increase in cash and
 cash equivalents                                                 91,836          (5,855)                         85,981

Cash and cash equivalents at
 beginning of period                                              30,705          12,211                          42,916
                                           --------------- -------------- --------------- --------------- ---------------
Cash and cash equivalents at
 end of period                             $               $     122,541  $        6,356  $               $      128,897
                                           =============== ============== =============== =============== ===============

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                      Three Months Ended September 30, 1999
                        (Unaudited, Dollars in Thousands)

                                            AmeriCredit                        Non-
                                               Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                           --------------- -------------- --------------- --------------- ---------------

Cash flow from operating activities:

 Net income                                     $  25,324    $    25,110       $  30,956       $ (56,066)    $    25,324
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                   5,365                                           5,365
   Provision for loan losses                                       2,022           1,465                           3,487
   Deferred income taxes                          (12,403)        (3,663)         19,379                           3,313
   Non-cash servicing fee income                                                  (8,777)                         (8,777)
   Non-cash gain on sale of
    auto receivables                                                             (45,328)                        (45,328)
   Distributions from Trusts                                                      14,230                          14,230
   Equity in income of affiliates                 (25,110)       (30,956)                         56,066
   Changes in assets and liabilities:
    Other assets                                      163         (8,380)         (3,556)                        (11,773)
    Accrued taxes and expenses                     11,685          3,492             170                          15,347
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash provided by
      operating activities                           (341)        (7,010)          8,539                           1,188
                                           --------------- -------------- --------------- --------------- ---------------

Cash flows from investing activities:
 Purchase of auto receivables                                 (1,020,997)       (894,838)        894,838      (1,020,997)
 Originations of mortgage
  receivables                                                    (93,781)                                        (93,781)
 Principal collections and
  recoveries on receivables                                       (4,600)          9,984                           5,384
 Net proceeds from sale of
  auto receivables                                               894,838         890,985        (894,838)        890,985
 Net proceeds from sale of
  mortgage receivables                                            80,259                                          80,259
 Initial deposits to
  restricted cash                                                                (27,000)                        (27,000)
 Purchases of property and
  equipment                                                       (5,636)                                         (5,636)
 Change in other assets                                            1,521          (5,825)                         (4,304)
 Net change in investment in
  affiliates                                       (1,169)       (88,920)            273          89,816
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash used by investing
      activities                                   (1,169)      (237,316)        (26,421)         89,816        (175,090)
                                           --------------- -------------- --------------- --------------- ---------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                               (7,988)         74,890                          66,902
 Payments on other notes payable                   (2,349)                                                        (2,349)
 Proceeds from issuance of
  common stock                                    112,173                         89,816         (89,816)        112,173
 Net change in due (to) from
  affiliates                                     (108,314)       256,995        (148,681)
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash provided by
      financing activities                          1,510        249,007          16,025         (89,816)        176,726
                                           --------------- -------------- --------------- --------------- ---------------
Net increase in cash and
 cash equivalents                                                  4,681          (1,857)                          2,824

Cash and cash equivalents at
 beginning of period                                              20,246             943                          21,189
                                           --------------- -------------- --------------- --------------- ---------------
Cash and cash equivalents at
 end of period                                  $            $    24,927       $    (914)      $             $    24,013
                                           =============== ============== =============== =============== ===============

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

In November 1996, the Company acquired AmeriCredit Mortgage Services ("AMS"), which originated and sold mortgage loans. Receivables originated in this business are referred to as mortgage receivables. Such receivables were generally packaged and sold for cash on a servicing released whole-loan basis. Deterioration in the wholesale loan markets caused premiums received by AMS for the sale of mortgage loans to decrease. As a result, during October 1999, Company management assessed various options with respect to the operations of AMS and decided to cease the operations of AMS. The AMS wholesale mortgage loan production and processing offices were closed, and the assets of AMS are being liquidated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO
      THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                               -----------------------------
                                                   2000               1999
                                               ------------     ------------
Auto:
  Held for sale                                  $  800,684       $  460,748
  Serviced                                        6,238,610        3,953,034
                                               ------------     ------------
                                                  7,039,294        4,413,782
Mortgage                                              4,011           40,326
                                               ------------     ------------
                                                 $7,043,305       $4,454,108
                                               ============     ============


Average managed receivables outstanding increased by 58% as a result of higher loan purchase volume. The Company purchased $1,406.8 million of auto loans during the three months ended September 30, 2000, compared to purchases of $1,031.8 million during the three months ended September 30, 1999. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to September 30, 1998, were 22% higher for the twelve months ended September 30, 2000, versus the twelve months ended September 30, 1999. The Company operated 198 auto lending branch offices as of September 30, 2000, compared to 180 as of September 30, 1999.

The average new loan size was $15,098 for the three months ended September 30, 2000, compared to $14,002 for the three months ended September 30, 1999. The average percentage rate for loans purchased during the three months ended September 30, 2000 was 19.2%, compared to 18.3% during the three months ended September 30, 1999. The increased annual percentage rate is the result of pricing increases implemented in the third quarter 2000 in response to rising short-term interest rates.

Finance charge income consisted of the following (in thousands):

                                                  Three Months Ended
                                                     September 30,
                                               -------------------------
                                                 2000             1999
                                               ----------     ----------
Auto                                              $45,400        $26,479
Mortgage                                                           1,057
                                               ----------     ----------
                                                  $45,400        $27,536
                                               ==========     ==========


The increase in finance charge income was due primarily to an increase of 74% in average auto receivables held for sale in the three months ended September 30, 2000, versus the three months ended September 30, 1999. The Company's effective yield on its auto receivables held for sale decreased to 22.5% for the three months ended September 30, 2000, from 22.8% for the three months ended September 30, 1999. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                                  Three Months Ended
                                                     September 30,
                                               -------------------------
                                                 2000             1999
                                               ----------     ----------
Auto                                              $61,586        $47,417
Mortgage                                                           1,511
                                               ----------     ----------
                                                  $61,586        $48,928
                                               ==========     ==========


The increase in gain on sale of auto receivables resulted from the sale of $1,200.0 million of receivables in the three months ended September 30, 2000, as compared to $900.0 million of receivables sold in the three months ended September 30, 1999. The gain as a percentage of the sales proceeds decreased to 5.1% for the three months ended September 30, 2000, from 5.3% for the three months ended September 30, 1999.

Significant assumptions used in determining the gain on sale of auto receivables and fair value of credit enhancement assets were as follows:

                                                  Three Months Ended
                                                     September 30,
                                               -------------------------
                                                 2000             1999
                                               ----------     ----------
Cumulative credit losses (including
  deferred gains)                                 10.8%          10.9%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts         14.0%          12.0%
    Investment in Trust receivables                9.8%           7.8%
    Restricted cash                                9.8%           7.8%


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

As a result of generally higher market interest rates and wider credit spreads, the Company increased the discount rate used in determining the gain on sale of auto receivables effective for auto receivables sold subsequent to June 1, 2000. The discount rate used to estimate the present value of interest-only receivables from Trusts increased to 14.0% from 12.0% and the discount rate used to estimate the present value of investments in Trust receivables and restricted cash increased to 9.8% from 7.8%. The increased discount rate results only in a difference in the timing of revenue recognition from securitizations and has no effect on the Company's estimate of expected excess cash flows from such transactions. While the total amount of revenue recognized over the term of a securitization transaction is the same, a higher discount rate results in (i) lower initial gains on the sale of receivables and (ii) higher subsequent servicing fee income from accretion of the additional discount.

Servicing fee income increased to $59.3 million, or 3.8% of average serviced auto receivables, for the three months ended September 30, 2000, compared to $34.8 million, or 3.5% of average serviced auto receivables, for the three months ended September 30, 1999. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.8% (due to the closing of the mortgage business there were no mortgage operating expenses incurred) for the three months ended September 30, 2000, compared to 4.8% (4.6% excluding operating expenses of $2.1 million related to the mortgage business) for the three months ended September 30, 1999. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $13.6 million, or 25%, primarily due to the addition of auto branch offices and loan processing and servicing staff.

The provision for loan losses increased to $6.1 million for the three months ended September 30, 2000, from $3.5 million for the three months ended September 30, 1999, due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.0% for the three months ended September 30, 2000 and 1999.

Interest expense increased to $27.3 million for the three months ended September 30, 2000, from $14.3 million for the three months ended September 30, 1999, due to higher debt levels and effective interest rates. Average debt outstanding was $1,020.8 million and $595.4 million for the three months ended September 30, 2000 and 1999, respectively. The Company's effective rate of interest paid on its debt increased to 10.6% from 9.5% as a result of higher short-term market interest rates and fees paid on higher unutilized borrowing capacity under the Company's warehouse credit facilities.

The Company's effective income tax rate was 38.5% for the three months ended September 30, 2000 and 1999.

PRO FORMA PORTFOLIO-BASED EARNINGS DATA

In addition to reporting results of operations in accordance with generally accepted accounting principles ("GAAP"), the Company has elected to present pro forma results of operations which treat securitization transactions as financings rather than sales of receivables. The Company refers to this presentation as pro forma portfolio-based earnings data.

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

The pro forma portfolio-based earnings data presents the Company's operating results under the assumption that securitization transactions are financings and no gain on sale or servicing fee income is recognized. Instead, finance charges and fees are recognized over the life of the securitized receivables as accrued and interest and other costs related to the asset-backed securities are also recognized as accrued. Credit losses are recorded as incurred.

While the pro forma portfolio-based earnings data does not purport to present the Company's operating results in accordance with GAAP, the Company believes such presentation provides another measure for assessing the Company's performance.

The pro forma portfolio-based earnings data were as follows(in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2000           1999
                                                      ---------      --------
Finance charge, fee and other income                  $ 355,826      $218,325
Funding costs                                          (142,397)      (78,172)
                                                      ---------      --------

Net margin                                              213,429       140,153

Operating expenses                                      (67,294)      (53,678)
Credit losses                                           (65,547)      (48,210)
                                                      ---------      --------

Pre-tax portfolio-based income                           80,588        38,265

Income taxes                                            (31,026)      (14,732)
                                                      ---------      --------
Net portfolio-based income                            $  49,562      $ 23,533
                                                      =========      ========
Diluted portfolio-based earnings per share            $    0.59      $   0.33
                                                      =========      ========


The pro-forma return on managed assets for the Company's auto business was as follows:

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2000           1999
                                                      ---------      --------
Finance charge, fee and other income                       20.0%         19.4%
Funding costs                                              (8.0)         (7.0)
                                                      ---------      --------

Net margin                                                 12.0          12.4
Credit losses                                              (3.7)         (4.3)
                                                      ---------      --------

Risk adjusted margin                                        8.3           8.1
Operating expenses                                         (3.8)         (4.6)
                                                      ---------      --------

Pre-tax return on managed assets                            4.5           3.5

Income taxes                                               (1.7)         (1.4)
                                                      ---------      --------

Return on managed assets                                    2.8%          2.1%
                                                      =========      ========

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, charge-offs are anticipated. The Company records a periodic provision for loan losses as a charge to operations and a related allowance for loan losses in the consolidated balance sheets as a reserve against estimated probable losses which may occur in the receivables held for sale portfolio prior to the sale of such receivables in securitization transactions. The Company typically purchases individual finance contracts and collects a non-refundable acquisition fee on a non-recourse basis. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for loan losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of cumulative credit losses expected over the life of the auto receivables sold.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses, provisions for loan losses and allowance for loan losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the receivables portfolio.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                                             September 30, 2000
                                                -------------------------------------------------------------------------
                                                          Held for Sale
                                                --------------------------------------        Auto           Managed Auto
                                                   Auto       Mortgage        Total         Serviced          Portfolio
                                                ----------    --------      ----------     ----------        ------------
Principal amount of receivables                 $1,084,646    $  3,756      $1,088,402     $6,363,907         $7,448,553
                                                                                           ==========         ==========
Allowance for loan losses                          (30,994)                    (30,994)    $ (623,743) (a)    $ (654,737)
                                                ----------    --------      ----------     ==========         ==========
  Receivables, net                              $1,053,652    $  3,756      $1,057,408
                                                ==========    ========      ==========

Number of outstanding contracts                     73,882          40                        552,470            626,352
                                                ==========    ========                     ==========         ==========
Average principal amount of
  outstanding contract (in dollars)             $   14,681    $ 93,900                     $   11,519         $   11,892
                                                ==========    ========                     ==========         ==========

Allowance for loan losses as a
  percentage of receivables                            2.9%                                       9.8%               8.8%
                                                ==========                                 ==========         ==========

(a) The allowance for loan losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                             September 30, 2000           September 30, 1999
                                           ----------------------       ----------------------
                                            Amount        Percent        Amount        Percent
                                           --------      --------       --------      --------
Delinquent contracts:
  31 to 60 days                            $542,041         7.3%        $368,075         7.8%
  Greater than 60 days                      178,209         2.4          109,837         2.3
                                           --------      --------       --------      --------
                                            720,250         9.7          477,912        10.1
  In repossession                            58,666         0.8           38,404         0.8
                                           --------      --------       --------      --------
                                           $778,916        10.5%        $516,316        10.9%
                                           ========      ========       ========      ========


In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.7% and 4.6% for the three months ended September 30, 2000 and 1999, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                                           Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
Net charge-offs:
  Held for sale                                           $ 2,835        $ 1,658
  Serviced                                                 62,712         46,552
                                                       ----------     ----------

                                                          $65,547        $48,210
                                                       ==========     ==========

Net charge-offs as an annualized
  percentage of average managed
  auto receivables outstanding                               3.7%           4.3%
                                                       ==========     ==========

Net recoveries as a percentage of
  gross repossession charge-offs                            52.4%          54.4%
                                                       ==========     ==========


Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                      Three Months Ended
                                                        September 30,
                                                 ----------------------------
                                                      2000          1999
                                                 -------------  -------------
Operating activities                              $    60,475    $     1,188
Investing activities                                 (263,316)      (175,090)
Financing activities                                  288,822        176,726
                                                 -------------  -------------

Net increase in cash and cash equivalents         $    85,981    $     2,824
                                                 =============  =============


The Company's primary sources of cash have been cash flows from operating activities, including cash distributions from the Trusts, borrowings under its warehouse credit facilities, sales of auto receivables to Trusts in securitization transactions, and proceeds from issuance of debt and equity. The Company's primary uses of cash have been purchases of receivables and funding credit enhancement requirements for securitization transactions.

The Company required cash of $1,402.5 million and $1,021.0 million for the purchase of auto finance contracts during the three months ended September 30, 2000 and 1999, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has five separate warehouse credit facilities with combined funding capacity of approximately $2 billion, which are used to fund domestic auto receivables pending securitization.

The Company has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $500 million of structured warehouse financing is available. The facility matures in June 2001. A total of $401.6 million was outstanding under this facility as of September 30, 2000.

The Company has another funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $300 million of structured warehouse financing is available. The facility matures in June 2001. A total of $135.3 million was outstanding under this facility as of September 30, 2000.

In September 2000, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks under which up to $525 million of structured warehouse financing is available. The facility matures in September 2001. There were no outstanding balances under this facility as of September 30, 2000.

In September 2000, the Company renewed another funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $275 million of structured warehouse financing is available. The facility matures in September 2001. A total of $224.3 million was outstanding under this facility as of September 30, 2000.

The Company also has a funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank under which up to $375 million of structured warehouse financing is available. The facility matures in March 2001. There were no outstanding balances under this facility as of September 30, 2000.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank that provides for borrowings thereunder of up to $30.0 million Cdn., subject to a defined borrowing base. The Company utilizes this facility to fund Canadian auto lending activities. The facility matures in March 2001. A total of $5.0 million was outstanding under the Canadian facility as of September 30, 2000.

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

The Company has completed twenty-two auto receivable securitization transactions through September 30, 2000. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                             Original             Balance at
                                              Amount          September 30, 2000
 Transaction           Date               (in millions)         (in millions)
-------------    --------------------    ----------------     ------------------
1994-A                 December 1994      $         51.0           Paid in full
1995-A                     June 1995                99.2           Paid in full
1995-B                 December 1995                65.0           Paid in full
1996-A                    March 1996                89.4           Paid in full
1996-B                      May 1996               115.9           Paid in full
1996-C                   August 1996               175.0           Paid in full
1996-D                 November 1996               200.0           Paid in full
1997-A                    March 1997               225.0       $           22.1
1997-B                      May 1997               250.0                   31.6
1997-C                   August 1997               325.0                   55.1
1997-D                 November 1997               400.0                   86.3
1998-A                 February 1998               425.0                  109.7
1998-B                      May 1998               525.0                  158.4
1998-C                   August 1998               575.0                  209.8
1998-D                 November 1998               625.0                  259.7
1999-A                 February 1999               700.0                  334.2
1999-B                      May 1999             1,000.0                  559.2
1999-C                   August 1999             1,000.0                  678.6
1999-D                  October 1999               900.0                  661.8
2000-A                 February 2000             1,300.0                1,078.2
2000-B                      May 2000             1,200.0                1,104.6
2000-C                   August 2000             1,100.0                1,082.5
                                         ----------------     ------------------

                                          $     11,345.5       $        6,431.8
                                         ================     ==================


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

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Since November 1997, the Company has employed a structure that utilizes reinsurance and other alternative credit enhancements. Under this structure, the Company expects to begin to receive excess cash flow distributions approximately 14 to 16 months after receivables are securitized.

The reinsurance used to reduce the Company's initial cash deposit in the structure described above has typically been arranged by the insurer of the asset-backed securities. As of September 30, 2000, the Company had commitments from the insurer for an additional $408 million of reinsurance to reduce initial cash deposits in future securitization transactions. These commitments expire in December 2002. In addition, the Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit in future securitization transactions, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility, which matures in October 2001, are collateralized by the Company's credit enhancement assets. A total of $78.0 million was outstanding under this facility at September 30, 2000.

Initial deposits to restricted cash accounts were $47.4 million ($36.0 million net of borrowings under the credit enhancement facility) and $27.0 million for the three months ended September 30, 2000 and 1999, respectively. Excess cash flows distributed to the Company were $49.1 million and $14.2 million for the three months ended September 30, 2000 and 1999 respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of September 30, 2000, none of the Company's securitizations had default or net loss ratios in excess of the targeted levels. While certain of the Company's Trusts had delinquency ratios in excess of the targeted levels, the requirement for increased credit enhancement levels was waived by the insurer.

The Company operated 198 auto lending branch offices as of September 30, 2000, and plans to open an additional 18 to 23 branches through the remainder of fiscal 2001 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of September 30, 2000, the Company had $128.9 million in cash and cash equivalents. The Company also had available borrowing capacity of $146.7 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company believes that its existing capital resources along with expected cash flows from operating activities will be sufficient to fund the Company's liquidity needs, exclusive of the purchase of auto finance contracts, for fiscal 2001.

However, the Company anticipates that it will require additional external capital in the form of securitization transactions, renewal and expansion of its existing warehouse credit facilities and implementation of new warehouse credit facilities in order to fund auto loan purchases in fiscal 2001. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company's ability to manage interest rate risk. First, auto finance contracts are purchased at fixed interest rates, while the amounts borrowed under warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the auto finance contracts purchased by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date receivables are purchased and the completion and pricing of securitization transactions.

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

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to either rates on U.S. Treasury Notes with similar average maturities, market interest rate swap spreads for transactions of similar duration, or various London Interbank Offered Rates ("LIBOR"). The floating rates on securities issued by the Trusts are indexed to LIBOR. The Company uses Interest Rate Swap agreements to convert the floating rate exposures on these securities to a fixed rate. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance.

The Company also utilizes interest rate caps as part of its interest-rate risk-management strategy for securitization transactions as well as for warehouse credit facilities. The purchaser of the interest rate cap pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" rate. The interest rate cap purchaser bears no obligation or liability if interest rates fall below the "cap" rate. The Company's special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. The Company simultaneously sells a corresponding interest rate cap agreement in order to offset the purchased interest rate cap agreement.

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

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains several "forward-looking statements". Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended June 30, 2000. It is advisable not to place undue reliance on the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

One proceeding in which the Company is a defendant has been brought in the form of a class action complaint. This lawsuit, pending in the United States District Court in the State of California, claims that certain loan pricing structures used by the Company and other banks and finance companies violate various California laws. In the opinion of management, this lawsuit is without merit and the Company intends to defend vigorously.

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

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits:

         10.1 Second Amendment to Security Agreement and Note Purchase Agreement, dated as of September 27, 2000, by and among AmeriCredit BOA Trust, Americredit Financial Services, Inc., Americredit Funding Corp. II, Kitty Hawk Funding Corporation, and Bank of America, N.A.

         10.2 Third Amendment to Receivables Financing Agreement, dated as of October 5, 2000, among Americredit Financial Services, Inc., Americredit Warehouse Trust, Americredit Funding
                 Corp., Americredit Corporation of California, Bank One, N.A., and Credit Suisse First Boston, New York Branch, to that Receivables Financing Agreement, dated as of March 31, 1999

         10.3 Sale and Servicing Agreement, dated as of September 14, 2000, among Americredit Manhattan Trust, Americredit Financial Services, Inc., Americredit Funding Corp. V, and The Chase Manhattan Bank

         10.4 Security and Funding Agreement, dated as of September 14, 2000, by and among Americredit Manhattan Trust, The Chase Manhattan Bank, and the several Secured Parties and Funding Agents party thereto

         11.1    Statement Re:  Computation of Per Share Earnings

         27.1    Financial Data Schedule

                 (b)      Reports on Form 8-K

                          The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2000.

                          Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended September 30, 2000 reporting monthly information related to securitization trusts.

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

                                                AmeriCredit Corp.
                                     ---------------------------------------
                                                  (Registrant)

Date:  November 14, 2000         By:           /s/ Daniel E. Berce
                                     ---------------------------------------
                                                  (Signature)

                                       Daniel E. Berce
                                       Vice Chairman and
                                       Chief Financial Officer