Form 10-Q
period 2000-12-31
AMERICREDIT CORP
filed 2001-02-14
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended DECEMBER 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to __________

                         Commission file number 1-10667


                                AMERICREDIT CORP.
             (Exact name of registrant as specified in its charter)

             Texas                                         75-2291093
------------------------------------           --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                        Identification No.)

             801 CHERRY STREET, SUITE 3900, FORT WORTH, TEXAS 76102
             ------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (817) 302-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 80,040,100 shares of common stock, $0.01 par value outstanding as of January 31, 2001.

                               AMERICREDIT CORP.
                              INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION                                              PAGE
        Item 1.    Financial Statements (unaudited)

                 Consolidated Balance Sheets - December 31, 2000
                 and June 30, 2000                                            3

                 Consolidated Statements of Income and Comprehensive
                 Income - Three Months and Six Months Ended December
                 31, 2000 and 1999                                            4

                 Consolidated Statements of Cash Flows - Six Months
                 Ended December 31, 2000 and 1999                             5

                 Notes to Consolidated Financial Statements                   6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       19

        Item 3.    Quantitative and Qualitative Disclosures About
                   Market Risk                                               35

Part II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                           36

        Item 2.  Changes in Securities                                       36

        Item 3.  Defaults upon Senior Securities                             37

        Item 4.  Submission of Matters to a Vote of Security Holders         37

        Item 5.  Other Information                                           37

        Item 6.  Exhibits and Reports on Form 8-K                            37

SIGNATURE                                                                    39

                     Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                                                    DECEMBER 31, 2000            JUNE 30, 2000
                                                                                    -----------------            -------------
                        ASSETS

Cash and cash equivalents                                                                  $   40,587               $   42,916
Receivables held for sale, net                                                              1,144,552                  871,511
Interest-only receivables from Trusts                                                         237,401                  229,059
Investments in Trust receivables                                                              446,329                  341,707
Restricted cash                                                                               289,364                  253,852
Property and equipment, net                                                                    42,680                   44,535
Other assets                                                                                  114,097                   78,689
                                                                                ----------------------   ----------------------

    Total assets                                                                           $2,315,010               $1,862,269
                                                                                ======================   ======================


      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                                              $  756,650               $  487,700
  Credit enhancement facility                                                                  74,840                   66,606
  Senior notes                                                                                375,000                  375,000
  Other notes payable                                                                          15,404                   19,691
  Funding payable                                                                              44,131                   61,664
  Accrued taxes and expenses                                                                  112,029                   70,627
  Deferred income taxes                                                                       105,036                   92,402
                                                                                ----------------------   ----------------------

    Total liabilities                                                                       1,483,090                1,173,690
                                                                                ----------------------   ----------------------

Shareholders' equity:
  Preferred stock, $0.01 par value per share;
    20,000,000 shares authorized, none issued
  Common stock, $0.01 par value per share;
    120,000,000 shares authorized; 85,276,200
    and 83,726,534 shares issued                                                                  853                      837
  Additional paid-in capital                                                                  431,033                  401,979
  Accumulated other comprehensive income                                                       67,702                   44,803
  Retained earnings                                                                           352,826                  262,111
                                                                                ----------------------   ----------------------

                                                                                              852,414                  709,730

  Treasury stock, at cost (6,636,637 and
    7,008,859 shares)                                                                         (20,494)                 (21,151)
                                                                                ----------------------   ----------------------

    Total shareholders' equity                                                                831,920                  688,579
                                                                                ----------------------   ----------------------

    Total liabilities and shareholders' equity                                             $2,315,010               $1,862,269
                                                                                ======================   ======================



               The accompanying notes are an integral part of
                  these consolidated financial statements

                                 AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                                               Three Months Ended                   Six Months Ended
                                                                  December 31,                        December 31,
                                                                  ------------                        ------------
                                                             2000              1999              2000              1999
                                                       ------------------------------------------------------------------------
Revenue
  Finance charge income                                         $ 52,095          $ 27,458          $ 97,495          $ 54,994
  Gain on sale of receivables                                     71,173            49,314           132,759            98,242
  Servicing fee income                                            63,435            41,096           122,705            75,883
  Other income                                                     1,906             1,376             4,991             2,744
                                                       ------------------------------------------------------------------------

                                                                 188,609           119,244           357,950           231,863
                                                       ------------------------------------------------------------------------

Costs and expenses
  Operating expenses                                              73,201            52,865           140,495           106,543
  Provision for loan losses                                        7,271             3,756            13,325             7,243
  Interest expense                                                29,370            16,129            56,626            30,405
  Charge for closing
     mortgage operations                                                            10,500                              10,500
                                                       ------------------------------------------------------------------------

                                                                 109,842            83,250           210,446           154,691
                                                       ------------------------------------------------------------------------

Income before income taxes                                        78,767            35,994           147,504            77,172

Income tax provision                                              30,325            16,385            56,789            32,239
                                                       ------------------------------------------------------------------------

  Net income                                                      48,442            19,609            90,715            44,933
                                                       ------------------------------------------------------------------------

Other comprehensive income
  Unrealized gain (loss) on
    credit enhancement assets                                     53,203            (2,113)           83,517            12,868
  Unrealized (loss) gain on cash
    flow hedges                                                  (30,323)            8,393           (46,284)            9,207
  Less related income tax provision                               (8,809)           (2,417)          (14,334)           (8,472)
                                                       ------------------------------------------------------------------------

  Comprehensive income                                          $ 62,513          $ 23,472         $ 113,614          $ 58,536
                                                       ========================================================================

Earnings per share
  Basic                                                            $0.62             $0.27             $1.17             $0.64
                                                       ========================================================================

  Diluted                                                          $0.57             $0.25             $1.08             $0.60
                                                       ========================================================================

Weighted average shares outstanding                           78,261,907        73,988,228        77,757,716        70,745,962
                                                       ========================================================================

Weighted average shares and
  assumed incremental shares                                  84,418,806        78,958,413        83,888,520        75,318,456
                                                       ========================================================================


                The accompanying notes are an integral part of
                   these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                                                         Six Months Ended December 31,
                                                                                -------------------------------------------------
                                                                                         2000                      1999
                                                                                -----------------------   -----------------------
Cash flows from operating activities
 Net income                                                                                $    90,715               $    44,933
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Non-cash charge for closing mortgage operations                                                                          6,566
  Depreciation and amortization                                                                  9,997                     9,357
  Provision for loan losses                                                                     13,325                     7,243
  Deferred income taxes                                                                          9,617                     7,414
  Non-cash servicing fee income                                                                (39,532)                  (20,165)
  Non-cash gain on sale of auto receivables                                                   (103,546)                  (92,670)
  Distributions from Trusts                                                                    107,069                    36,711
  Changes in assets and liabilities:
   Other assets                                                                                (14,634)                  (11,264)
   Accrued taxes and expenses                                                                   29,563                    12,618
                                                                                -----------------------   -----------------------

  Net cash provided by operating activities                                                    102,574                       743
                                                                                -----------------------   -----------------------

Cash flows from investing activities
  Purchases of auto receivables                                                             (2,807,219)               (2,040,093)
  Originations of mortgage receivables                                                                                  (108,950)
  Principal collections and recoveries on receivables                                           36,797                    17,547
  Net proceeds from sale of auto receivables                                                 2,466,076                 1,881,645
  Net proceeds from sale of mortgage receivables                                                   447                   113,660
  Initial deposits to restricted cash                                                          (75,234)                  (92,000)
  Net change in credit enhancement facility                                                      8,234                    35,000
  Purchases of property and equipment                                                           (7,056)                   (5,279)
  Change in other assets                                                                        (8,935)                   (5,653)
                                                                                -----------------------   -----------------------

  Net cash used by investing activities                                                       (386,890)                 (204,123)
                                                                                -----------------------   -----------------------

Cash flows from financing activities
  Net change in warehouse credit facilities                                                    268,950                   241,558
  Payments on other notes payable                                                               (5,373)                   (5,740)
  Proceeds from issuance of common stock                                                        18,410                   123,045
                                                                                -----------------------   -----------------------

  Net cash provided by financing activities                                                    281,987                   358,863
                                                                                -----------------------   -----------------------

Net (decrease) increase in cash and cash equivalents                                            (2,329)                  155,483

Cash and cash equivalents at beginning of period                                                42,916                    21,189
                                                                                -----------------------   -----------------------

Cash and cash equivalents at end of period                                                 $    40,587               $   176,672
                                                                                =======================   =======================


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

The consolidated financial statements as of December 31, 2000, and for the periods ended December 31, 2000 and 1999, are unaudited, but in management's opinion include all adjustments necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125" ("SFAS 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, carries over most of Statement No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                                                              DECEMBER 31, 2000               JUNE 30, 2000
                                                                          -------------------------    --------------------------
Auto receivables                                                                        $1,175,094                      $891,672

Less allowance for loan losses                                                             (33,350)                      (24,374)
                                                                          -------------------------    --------------------------

Auto receivables, net                                                                    1,141,744                       867,298

Mortgage receivables                                                                         2,808                         4,213
                                                                          -------------------------    --------------------------

                                                                                        $1,144,552                      $871,511
                                                                          =========================    ==========================

A summary of the allowance for loan losses is as follows (in thousands):

                                                                  Three Months Ended                   Six Months Ended
                                                                     December 31,                        December 31,
                                                                     ------------                        ------------
                                                                2000              1999              2000              1999
                                                          ------------------------------------------------------------------------
Balance at beginning of period                                      $30,994           $16,712           $24,374           $11,841
Provision for loan losses                                             7,271             3,756            13,325             7,243
Acquisition fees                                                     32,184            20,785            64,216            42,498
Allowance related to receivables
  sold to Trusts                                                    (33,711)          (22,666)          (62,342)          (41,337)
Net charge-offs                                                      (3,388)           (1,726)           (6,223)           (3,384)
                                                          ------------------------------------------------------------------------

Balance at end of period                                            $33,350           $16,861           $33,350           $16,861
                                                          ========================================================================

NOTE 3 - CREDIT ENHANCEMENT ASSETS

As of December 31, 2000 and June 30, 2000, the Company was servicing $7,050.4 million and $5,758.3 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                                                                 DECEMBER 31, 2000                JUNE 30, 2000
                                                                             -------------------------    --------------------------

Interest-only receivables from Trusts                                                        $237,401                      $229,059
Investments in Trust receivables                                                              446,329                       341,707
Restricted cash                                                                               289,364                       253,852
                                                                             -------------------------    --------------------------

                                                                                             $973,094                      $824,618
                                                                             =========================    ==========================

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                                                    Three Months Ended                   Six Months Ended
                                                                       December 31,                        December 31,
                                                                       ------------                        ------------
                                                                  2000              1999              2000              1999
                                                            ------------------------------------------------------------------------
Balance at beginning of period                                       $906,512          $577,532          $824,618          $494,862
Non-cash gain on sale of auto
  receivables                                                          54,110            47,342           103,546            92,670
Accretion of present value discount                                    19,742            11,388            39,532            20,165
Initial deposits to restricted cash                                    27,859            65,000            75,234            92,000
Change in unrealized gain                                              22,880             6,280            37,233            22,075
Distributions from Trusts                                             (58,009)          (22,481)         (107,069)          (36,711)
                                                            ------------------------------------------------------------------------

Balance at end of period                                             $973,094          $685,061          $973,094          $685,061
                                                            ========================================================================

A summary of the allowance for loan losses included as a component of the interest-only receivables is as follows (in thousands):

                                                                    Three Months Ended                   Six Months Ended
                                                                       December 31,                        December 31,
                                                                       ------------                        ------------
                                                                  2000              1999              2000              1999
                                                            ------------------------------------------------------------------------
Balance at beginning of period                                       $623,743          $400,738         $ 563,102          $354,338
Assumptions for cumulative credit losses                              139,949           102,454           263,302           195,406
Net charge-offs                                                       (67,838)          (50,971)         (130,550)          (97,523)
                                                            ------------------------------------------------------------------------

Balance at end of period                                             $695,854          $452,221         $ 695,854          $452,221
                                                            ========================================================================

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                                                                  December 31, 2000             June 30, 2000
                                                                                  -----------------             -------------
Commercial paper facilities                                                                   $246,315                    $483,039
Medium term note facility                                                                      500,000
Canadian credit agreement                                                                       10,335                       4,661
                                                                                -----------------------     -----------------------

                                                                                              $756,650                    $487,700
                                                                                =======================     =======================

The Company has five separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2 billion. The first and second commercial paper facilities provide for available structured warehouse financing of $525 million and $275 million, respectively, through September 2001. The third facility provides for available structured warehouse financing of $375 million through March 2001. The fourth and fifth facilities provide for available structured warehouse financing of $500 million and $300 million, respectively, through June 2001.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of December 31, 2000, and June 30, 2000, these restricted cash accounts totaled $6,663,000 and $16,262,000, respectively, and are included in other assets in the consolidated balance sheets.

In December 2000, the Company entered into a funding agreement with an administrative agent on behalf of an institutionally managed medium term note conduit. Under this arrangement, the conduit sold medium term notes totaling $500 million and delivered the proceeds to a special purpose finance subsidiary of the Company. This subsidiary in turn issued a $500 million note, collateralized by auto receivables and cash, to the agent. The funding agreement allows for the substitution of auto receivables (subject to an over-collateralization formula) for cash, or vice versa, during the term of the agreement, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis through December 2003. While the special purpose finance subsidiary is included in the Company's consolidated financial statements, the subsidiary is a separate legal entity and the auto receivables and other assets held by the subsidiary are legally owned by the subsidiary and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. The note issued by the subsidiary under the funding agreement bears interest at LIBOR plus specified fees. The funding agreement contains various covenants requiring certain minimum financial ratios and results. The funding agreement also requires certain funds to be held in a restricted cash account to provide additional collateral under the note. As of December 31, 2000, this restricted cash account totaled
$7,895,000 and is included in other assets in the consolidated balance sheets.

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

NOTE 6 - CHARGE FOR CLOSING MORTGAGE OPERATIONS

As a result of declining premiums received for the sale of mortgage loans in the secondary markets, during the second quarter ended December 31, 1999, the Company ceased wholesale originations of mortgage loans and closed its mortgage loan production and processing offices.

The Company recognized a pre-tax charge of $10.5 million during the three months ended December 31, 1999, related to the closing of the mortgage operations. The charge consists of a $6.6 million write-off of goodwill, $2.0 million of reserves against mortgage receivables held for sale and $1.9 million of severance, facility closing and other costs. Since the goodwill write-off is not deductible for income tax reporting purposes, the charge amounted to approximately $9.0 million after related income tax benefits. Reserves and accrued costs remaining at December 31, 2000, were $1.1 million.

NOTE 7 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                 Six Months Ended
                                                   December 31,
                                                   ------------
                                            2000                  1999
                                    -------------------------------------------
Interest costs (none capitalized)                $55,257               $29,137
Income taxes                                      31,897                16,799

During the six months ended December 31, 2000 and 1999, the Company entered into capital lease agreements for property and equipment of $1,086,000 and $10,958,000 respectively.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"), on July 1, 2000. Pursuant to SFAS 138, all derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.

Derivative instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions, thereby hedging the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The interest rates on the floating rate securities issued by the Trusts are indexed to the one-month London Interbank Offered Rates. The Company uses interest rate swap agreements to convert the floating rate exposures on these securities to a fixed rate. The Company monitors the cash flow hedge effectiveness at interim and annual reporting dates. At December 31, 2000, the amount of ineffectiveness related to the interest rate swaps is not considered to be material. The fair value of the interest rate swaps is included in the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets. Changes in the fair value of the interest rate swaps are generally offset by a change in the fair value of the Company's credit enhancement assets.

The Company also utilizes interest rate caps as part of its interest-rate risk-management strategy for securitization transactions as well as for warehouse credit facilities. The purchaser of the interest rate cap pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" rate. The interest rate cap purchaser bears no obligation or liability if interest rates fall below the "cap" rate. The Company's special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. The Company simultaneously sells a corresponding interest rate cap agreement in order to offset the purchased interest rate cap agreement. The fair value of the interest rate cap agreements is included in other assets and accrued taxes and expenses on the Company's consolidated balance sheets.

NOTE 9 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                December 31, 2000
                        (Unaudited, Dollars in Thousands)

                                          AmeriCredit                              Non-
                                             Corp.           Guarantors         Guarantors       Eliminations       Consolidated
                                        ----------------- ------------------ ----------------- ------------------ -----------------
ASSETS

Cash and cash equivalents                                       $    40,587                                             $   40,587
Receivables held for sale, net                                      335,153        $  809,399                            1,144,552
Interest-only receivables
  from Trusts                                 $      422                              236,979                              237,401
Investments in Trust
  receivables                                                                         446,329                              446,329
Restricted cash                                                                       289,364                              289,364
Property and equipment, net                          349             42,331                                                 42,680
Other assets                                      11,314             80,564            22,219                              114,097
Due (to) from affiliates                         654,319         (1,409,498)          755,179
Investment in affiliates                         435,764          1,349,879             8,905       $(1,794,548)
                                        ----------------- ------------------ ----------------- ------------------ -----------------

  Total assets                                $1,102,168        $   439,016        $2,568,374       $(1,794,548)        $2,315,010
                                        ================= ================== ================= ================== =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                   $    10,335        $  746,315                           $  756,650
  Credit enhancement facility                                                          74,840                               74,840
  Senior notes                                $  375,000                                                                   375,000
  Other notes payable                             15,404                                                                    15,404
  Funding payable                                                    43,820               311                               44,131
  Accrued taxes and expenses                      29,605             74,916             7,508                              112,029
  Deferred income taxes                         (149,761)           (58,117)          312,914                              105,036
                                        ----------------- ------------------ ----------------- ------------------ -----------------

    Total liabilities                            270,248             70,954         1,141,888                            1,483,090
                                        ----------------- ------------------ ----------------- ------------------ -----------------

Shareholders' equity:
  Common stock                                       853                 30                         $       (30)               853
  Additional paid-in capital                     431,033             40,088           904,498          (944,586)           431,033
  Accumulated other
    comprehensive income                          67,702                               67,702           (67,702)            67,702
  Retained earnings                              352,826            327,944           454,286          (782,230)           352,826
                                        ----------------- ------------------ ----------------- ------------------ -----------------

                                                 852,414            368,062         1,426,486        (1,794,548)           852,414

  Treasury stock                                 (20,494)                                                                  (20,494)
                                        ----------------- ------------------ ----------------- ------------------ -----------------

    Total shareholders' equity                   831,920            368,062         1,426,486        (1,794,548)           831,920
                                        ----------------- ------------------ ----------------- ------------------ -----------------
    Total liabilities and
      shareholders' equity                    $1,102,168        $   439,016        $2,568,374       $(1,794,548)        $2,315,010
                                        ================= ================== ================= ================== =================

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 2000
                        (Unaudited, Dollars in Thousands)

                                          AmeriCredit                              Non-
                                             Corp.           Guarantors         Guarantors       Eliminations       Consolidated
                                        ----------------- ------------------ ----------------- ------------------ -----------------
ASSETS

Cash and cash equivalents                                         $  30,705        $   12,211                           $   42,916
Receivables held for sale, net                                      284,851           586,660                              871,511
Interest-only receivables
  from Trusts                                 $    1,019                              228,040                              229,059
Investments in Trust
  receivables                                                                         341,707                              341,707
Restricted cash                                                                       253,852                              253,852
Property and equipment, net                          349             44,186                                                 44,535
Other assets                                      11,529             40,781            26,379                               78,689
Due (to) from affiliates                         675,339           (701,473)           26,134
Investment in affiliates                         318,749            632,534             2,641         $(953,924)
                                        ----------------- ------------------ ----------------- ------------------ -----------------

  Total assets                                $1,006,985          $ 331,584        $1,477,624         $(953,924)        $1,862,269
                                        ================= ================== ================= ================== =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                     $   4,661        $  483,039                           $  487,700
  Credit enhancement facility                                                          66,606                               66,606
  Senior notes                                $  375,000                                                                   375,000
  Other notes payable                             19,691                                                                    19,691
  Funding payable                                                    61,519               145                               61,664
  Accrued taxes and expenses                      14,058             49,837             6,732                               70,627
  Deferred income taxes                          (90,343)           (60,323)          243,068                               92,402
                                        ----------------- ------------------ ----------------- ------------------ -----------------

    Total liabilities                            318,406             55,694           799,590                            1,173,690
                                        ----------------- ------------------ ----------------- ------------------ -----------------

Shareholders' equity:
  Common stock                                       837                 30                           $     (30)               837
  Additional paid-in capital                     401,979             40,096           267,618          (307,714)           401,979
  Accumulated other
     comprehensive income                         44,803                               44,803           (44,803)            44,803
  Retained earnings                              262,111            235,764           365,613          (601,377)           262,111
                                        ----------------- ------------------ ----------------- ------------------ -----------------

                                                 709,730            275,890           678,034          (953,924)           709,730

  Treasury stock                                 (21,151)                                                                  (21,151)
                                        ----------------- ------------------ ----------------- ------------------ -----------------

    Total shareholders' equity                   688,579            275,890           678,034          (953,924)           688,579
                                        ----------------- ------------------ ----------------- ------------------ -----------------

    Total liabilities and
      shareholders' equity                    $1,006,985          $ 331,584        $1,477,624         $(953,924)        $1,862,269
                                        ================= ================== ================= ================== =================

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 2000
                        (Unaudited, Dollars in Thousands)

                                        AmeriCredit                              Non-
                                           Corp.           Guarantors         Guarantors       Eliminations       Consolidated
                                      ----------------- ------------------ ----------------- ------------------ -----------------
Revenue
  Finance charge income                                       $    41,009       $    56,486                          $    97,495
  Gain on sale of receivables                $    (263)            18,611           114,411                              132,759
  Servicing fee income                                            119,813            35,543       $   (32,651)           122,705
  Other income                                  22,526              3,912             1,079           (22,526)             4,991
  Equity in income of
    affiliates                                  92,180             88,673                            (180,853)
                                      ----------------- ------------------ ----------------- ------------------ -----------------

                                               114,443            272,018           207,519          (236,030)           357,950
                                      ----------------- ------------------ ----------------- ------------------ -----------------

Costs and expenses
  Operating expenses                               142            172,927                77           (32,651)           140,495
  Provision for loan losses                                         4,054             9,271                               13,325
  Interest expense                              24,503                662            53,987           (22,526)            56,626
                                      ----------------- ------------------ ----------------- ------------------ -----------------

                                                24,645            177,643            63,335           (55,177)           210,446
                                      ----------------- ------------------ ----------------- ------------------ -----------------

Income before income taxes                      89,798             94,375           144,184          (180,853)           147,504

Income tax provision                             (917)              2,195            55,511                               56,789
                                      ----------------- ------------------ ----------------- ------------------ -----------------

Net income                                    $ 90,715           $ 92,180          $ 88,673         $(180,853)          $ 90,715
                                      ================= ================== ================= ================== =================

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 1999
                        (Unaudited, Dollars in Thousands)

                                        AmeriCredit                              Non-
                                           Corp.           Guarantors         Guarantors       Eliminations       Consolidated
                                      ----------------- ------------------ ----------------- ------------------ -----------------
Revenue
  Finance charge income                                          $ 36,490          $ 18,504                             $ 54,994
  Gain on sale of receivables                  $ (126)              6,684            91,684                               98,242
  Servicing fee income                                             73,032            19,273         $ (16,422)            75,883
  Other income                                  22,338              2,386               351           (22,331)             2,744
  Equity in income of
    affiliates                                  44,781             60,544                            (105,325)
                                      ----------------- ------------------ ----------------- ------------------ -----------------

                                                66,993            179,136           129,812          (144,078)           231,863
                                      ----------------- ------------------ ----------------- ------------------ -----------------

Costs and expenses
  Operating expenses                             1,568            121,389                 8           (16,422)           106,543
  Provision for loan losses                                         4,087             3,156                                7,243
  Interest expense                              20,397              4,137            28,202           (22,331)            30,405
  Charge for closing
    mortgage operations                                            10,500                                                 10,500
                                      ----------------- ------------------ ----------------- ------------------ -----------------

                                                21,965            140,113            31,366           (38,753)           154,691
                                      ----------------- ------------------ ----------------- ------------------ -----------------

Income before income taxes                      45,028             39,023            98,446          (105,325)            77,172

Income tax provision                                95            (5,758)            37,902                               32,239
                                      ----------------- ------------------ ----------------- ------------------ -----------------

Net income                                    $ 44,933           $ 44,781          $ 60,544         $(105,325)          $ 44,933
                                      ================= ================== ================= ================== =================

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flows
                       Six Months Ended December 31, 2000
                        (Unaudited, Dollars in Thousands)

                                         AmeriCredit                              Non-
                                            Corp.           Guarantors         Guarantors       Eliminations       Consolidated
                                       ----------------- ------------------ ----------------- ------------------ -----------------
Cash flow from operating activities:
 Net income                                    $ 90,715           $ 92,180          $ 88,673          $(180,853)         $ 90,715
 Adjustments to reconcile net income
  To net cash provided by operating
   activities:
   Depreciation and amortization                                     9,997                                                  9,997
   Provision for loan losses                                         4,054             9,271                               13,325
   Deferred income taxes                        (48,101)             2,206            55,512                                9,617
   Non-cash servicing fee income                                                     (39,532)                             (39,532)
   Non-cash gain on sale of
    auto receivables                                                                (103,546)                            (103,546)
   Distributions from Trusts                                                         107,069                              107,069
   Equity in income of affiliates               (92,180)           (88,673)                             180,853
   Changes in assets and
    liabilities:
    Other assets                                    215            (16,774)            1,925                              (14,634)
    Accrued taxes and expenses                   15,547             13,240               776                               29,563
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net cash (used) provided by
 operating activities                           (33,804)            16,230           120,148                              102,574
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Cash flows from investing
 activities:
 Purchase of auto receivables                                   (2,807,219)       (2,748,778)         2,748,778        (2,807,219)
 Principal collections and
  recoveries on receivables                                        (14,061)           50,858                               36,797
 Net proceeds from sale of
  auto receivables                                               2,748,778         2,466,076         (2,748,778)        2,466,076
 Net proceeds from sale of
  mortgage receivables                                                 447                                                    447
 Initial deposits to
  restricted cash                                                                    (75,234)                             (75,234)
 Net change in credit
  enhancement facility                                                                 8,234                                8,234
 Purchases of property and
  equipment                                                         (7,056)                                                (7,056)
 Change in other assets                                            (11,170)            2,235                               (8,935)
 Net change in investment in
  affiliates                                     (1,936)          (628,673)           (6,369)           636,978
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net cash used by investing
 activities                                      (1,936)          (718,954)         (302,978)           636,978          (386,890)
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Cash flows from financing
 activities:
 Net change in warehouse
  credit facilities                                                  5,674           263,276                              268,950
 Payments on other notes payable                 (5,373)                                                                   (5,373)
 Proceeds from issuance of
  common stock                                   18,410                 (7)          636,985           (636,978)           18,410
 Net change in due (to) from
  affiliates                                     22,703            706,939          (729,642)
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net cash provided by financing
 activities                                      35,740            712,606           170,619           (636,978)          281,987
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net increase (decrease) in cash
 and cash equivalents                                                9,882           (12,211)                              (2,329)

Cash and cash equivalents at
 beginning of period                                                30,705            12,211                               42,916
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Cash and cash equivalents at
 end of period                                 $                  $ 40,587          $                 $                  $ 40,587
                                       ================= ================== ================= ================== =================

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flows
                       Six Months Ended December 31, 1999
                        (Unaudited, Dollars in Thousands)

                                         AmeriCredit                              Non-
                                            Corp.           Guarantors         Guarantors       Eliminations       Consolidated
                                       ----------------- ------------------ ----------------- ------------------ -----------------
Cash flow from operating activities:
 Net income                                   $  44,933        $    44,781       $    60,544       $  (105,325)       $    44,933
 Adjustments to reconcile net income
  To net cash provided by operating
   activities:
   Non-cash charge for closing
    mortgage operations                                              6,566                                                  6,566
   Depreciation and amortization                                     9,357                                                  9,357
   Provision for loan losses                                         4,087             3,156                                7,243
   Deferred income taxes                        (24,721)            (5,767)           37,902                                7,414
   Non-cash servicing fee income                                                     (20,165)                             (20,165)
   Non-cash gain on sale of
    auto receivables                                                                 (92,670)                             (92,670)
   Distributions from Trusts                                                          36,711                               36,711
   Equity in income of affiliates               (44,781)           (60,544)                             105,325
   Changes in assets and
    liabilities:
    Other assets                                   (394)            (8,369)           (2,501)                             (11,264)
    Accrued taxes and expenses                    9,459              1,415             1,744                               12,618
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net cash (used) provided by
 operating activities                           (15,504)            (8,474)           24,721                                  743
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Cash flows from investing
 activities:
 Purchase of auto receivables                                   (2,040,093)       (2,084,943)         2,084,943        (2,040,093)
 Originations of mortgage
  receivables                                                     (108,950)                                              (108,950)
 Principal collections and
  recoveries on receivables                                         (4,698)           22,245                               17,547
 Net proceeds from sale of
  auto receivables                                               2,084,943         1,881,645         (2,084,943)        1,881,645
 Net proceeds from sale of
  mortgage receivables                                             113,660                                                113,660
 Initial deposits to
  restricted cash                                                                    (92,000)                             (92,000)
 Net change in credit
  enhancement facility                                                                35,000                               35,000
 Purchases of property and
  equipment                                                         (5,279)                                                (5,279)
 Change in other assets                                              1,214            (6,867)                              (5,653)
 Net change in investment in
  affiliates                                     (1,004)           (71,015)             (709)            72,728
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net cash used by investing
 activities                                      (1,004)           (30,218)         (245,629)            72,728          (204,123)
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Cash flows from financing
 activities:
 Net change in warehouse
  credit facilities                                                 (6,934)           248,492                             241,558
 Payments on other notes payable                 (5,740)                                                                   (5,740)
 Proceeds from issuance of
  common stock                                  123,045              1,685            71,043            (72,728)          123,045
 Net change in due (to) from
  affiliates                                   (100,797)           201,903          (101,106)
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net cash provided by financing
 activities                                      16,508            196,654           218,429            (72,728)          358,863
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Net increase (decrease) in cash
 and cash equivalents                                              157,962            (2,479)                             155,483

Cash and cash equivalents at
 beginning of period                                                20,246               943                               21,189
                                       ----------------- ------------------ ----------------- ------------------ -----------------

Cash and cash equivalents at
 end of period                               $                $   178,208       $    (1,536)      $                  $   176,672
                                       ================= ================== ================= ================== =================

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements to secure financial guaranty insurance policies issued by an insurance company and protect investors in the asset-backed securities from losses. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized ("serviced receivables").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO
       THREE MONTHS ENDED DECEMBER 31, 1999

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                            Three Months Ended
                                               December 31,
                                -------------------------------------------
                                        2000                  1999
                                ---------------------  --------------------
Auto:
  Held for sale                             $961,780              $496,578
  Serviced                                 6,894,906             4,542,046
                                ---------------------  --------------------

                                           7,856,686             5,038,624
Mortgage                                       3,498                29,949
                                ---------------------  --------------------

                                          $7,860,184            $5,068,573
                                =====================  ====================

Average managed receivables outstanding increased by 55% as a result of higher loan purchase volume. The Company purchased $1,381.0 million of auto loans during the three months ended December 31, 2000, compared to purchases of $980.9 million during the three months ended December 31, 1999. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to December 31, 1998, were 21% higher for the twelve months ended December 31, 2000, versus the twelve months ended December 31, 1999. The Company operated 202 auto lending branch offices as of December 31, 2000, compared to 184 as of December 31, 1999.

The average new loan size was $15,307 for the three months ended December 31, 2000, compared to $14,269 for the three months ended December 31, 1999. The average annual percentage rate for loans purchased during the three months ended December 31, 2000, was 19.2%, compared to 18.4% during the three months ended December 31, 1999. The increased annual percentage rate is the result of pricing increases implemented in the third quarter of fiscal 2000 in response to rising short-term interest rates.

Finance charge income increased by 90% to $52.1 million for the three months ended December 31, 2000, from $27.5 million for the three months ended December 31, 1999. Finance charge income was higher due primarily to an increase of 94% in average auto receivables held for sale in the three months ended December 31, 2000, versus the three months ended December 31, 1999. The Company's effective yield on its auto receivables held for sale decreased to 21.5% for the three months ended December 31, 2000, from 21.9% for the three months ended December 31, 1999. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables rose by 44% to $71.2 million for the three months ended December 31, 2000, from $49.3 million for the three months ended December 31, 1999. The increase in gain on sale of auto receivables resulted from the sale of $1,300.0 million of receivables in the three months ended December 31, 2000, as compared to $1,000.0 million of receivables sold in the three months ended December 31, 1999. The gain as a percentage of the sales proceeds increased to 5.5% for the three months ended December 31, 2000, from 4.9% for the three months ended December 31, 1999, as a result of higher average annual percentage rates received by the Company on new loan purchases.

Significant assumptions used in determining the gain on sale of auto receivables and fair value of credit enhancement assets were as follows:

                                                                Three Months Ended
                                                                   December 31,
                                                    -------------------------------------------
                                                            2000                  1999
                                                    ---------------------  --------------------
Cumulative credit losses (including
  deferred gains)                                                  11.0%                 10.9%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts                          14.0%                 12.0%
    Investment in Trust receivables                                 9.8%                  7.8%
    Restricted cash                                                 9.8%                  7.8%

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

Servicing fee income increased to $63.4 million, or 3.7% of average serviced auto receivables, for the three months ended December 31, 2000, compared to $41.1 million, or 3.6% of average serviced auto receivables, for the three months ended December 31, 1999. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended December 31, 2000, compared to the three months ended December 31, 1999.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.7% for the three months ended December 31, 2000, compared to 4.2% for the three months ended December 31, 1999. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $20.3 million, or 38%, primarily due to the addition of auto branch offices and loan processing and servicing staff.

The provision for loan losses increased to $7.3 million for the three months ended December 31, 2000, from $3.8 million for the three months ended December 31, 1999, due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.0% for the three months ended December 31, 2000 and 1999.

Interest expense increased to $29.4 million for the three months ended December 31, 2000, from $16.1 million for the three months ended December 31, 1999, due to higher debt levels. Average debt outstanding was $1,177.9 million and $643.9 million for the three months ended December 31, 2000 and 1999, respectively. The Company's effective rate of interest paid on its debt was 9.9% for the three months ended December 31, 2000 and 1999.

The Company's effective income tax rate was 38.5% and 45.5% for the three months ended December 31, 2000 and 1999, respectively. The effective income tax rate was higher for the three months ended December 31, 1999, due to the non-deductible write-off of goodwill from the closing of the mortgage operations.

SIX MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO
       SIX MONTHS ENDED DECEMBER 31, 1999

REVENUE:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                            Six Months Ended
                                              December 31,
                               -------------------------------------------
                                       2000                  1999
                               ---------------------  --------------------
Auto:
  Held for sale                          $  881,232            $  478,566
  Serviced                                6,566,758             4,245,948
                               ---------------------  --------------------

                                          7,447,990             4,724,514
Mortgage                                      3,755                35,137
                               ---------------------  --------------------

                                         $7,451,745            $4,759,651
                               =====================  ====================

Average managed receivables outstanding increased by 57% as a result of higher loan purchase volume. The Company purchased $2,787.7 million of auto loans during the six months ended December 31, 2000, compared to purchases of $2,012.7 million during the six months ended December 31, 1999. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to December 31, 1998, were 21% higher for the twelve months ended December 31, 2000, versus the twelve months ended December 31, 1999. The Company operated 202 auto lending branch offices as of December 31, 2000, compared to 184 as of December 31, 1999.

The average new loan size was $15,195 for the six months ended December 31, 2000, compared to $14,117 for the six months ended December 31, 1999. The average annual percentage rate for loans purchased during the six months ended December 31, 2000, was 19.2%, compared to 18.4% during the six months ended December 31, 1999. The increased annual percentage rate is the result of pricing increases implemented in the third quarter of fiscal 2000 in response to rising short-term interest rates.

Finance charge income consisted of the following (in thousands):

                                                  Six Months Ended
                                                    December 31,
                                     -------------------------------------------
                                             2000                  1999
                                     ---------------------  --------------------
Auto                                              $97,495               $53,937
Mortgage                                                                  1,057
                                     ---------------------  --------------------

                                                  $97,495               $54,994
                                     =====================  ====================

The increase in finance charge income is due primarily to an increase of 84% in average auto receivables held for sale in the six months ended December 31, 2000, versus the six months ended December 31, 1999. The Company's effective yield on its auto receivables held for sale decreased to 22.0% for the six months ended December 31, 2000, from 22.4% for the six months ended December 31, 1999. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company.

The gain on sale of receivables consisted of the following (in thousands):

                                           Six Months Ended
                                             December 31,
                              -------------------------------------------
                                      2000                  1999
                              ---------------------  --------------------
Auto                                      $132,759               $96,731
Mortgage                                                           1,511
                              ---------------------  --------------------

                                          $132,759               $98,242
                              =====================  ====================

The increase in gain on sale of auto receivables resulted from the sale of $2,500.0 million of receivables in the six months ended December 31, 2000, as compared to $1,900.0 million of receivables sold in the six months ended December 31, 1999. The gain as a percentage of the sales proceeds increased to 5.3% for the six months ended December 31, 2000, from 5.1% for the six months ended December 31, 1999, as a result of higher average annual percentage rates received by the Company on new loan purchases.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                                Six Months Ended
                                                                  December 31,
                                                   -------------------------------------------
                                                           2000                  1999
                                                   ---------------------  --------------------
Cumulative credit losses (including
  deferred gains)                                                 10.9%                 10.9%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts                         14.0%                 12.0%
    Investment in Trust receivables                                9.8%                  7.8%
    Restricted cash                                                9.8%                  7.8%

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

Servicing fee income increased to $122.7 million, or 3.7% of average serviced auto receivables, for the six months ended December 31, 2000, as compared to $75.9 million, or 3.5% of average serviced auto receivables, for the six months ended December 31, 1999. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the six months ended December 31, 2000, compared to the six months ended December 31, 1999.

COSTS AND EXPENSES:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.7% (due to the closing of the mortgage business there were no mortgage operating expenses incurred) for the six months ended December 31, 2000, compared to 4.5% (4.4% excluding operating expenses of $2.1 million related to the mortgage business) for the six months ended December 31, 1999. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $34.0 million, or 32%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for losses increased to $13.3 million for the six months ended December 31, 2000, from $7.2 million for the six months ended December 31, 1999, due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for losses was 3.0% for the six months ended December 31, 2000 and 1999.

Interest expense increased to $56.6 million for the six months ended December 31, 2000, from $30.4 million for the six months ended December 31, 1999, due to higher debt levels and effective interest rates. Average debt outstanding was $1,099.4 million and $619.6 million for the six months ended December 31, 2000 and 1999, respectively. The Company's effective rate of interest paid on its debt increased to 10.2% from 9.7% as a result of higher short-term market interest rates and fees paid on higher unutilized borrowing capacity under the Company's warehouse credit facilities.

The Company's effective income tax rate was 38.5% and 41.8% for the six months ended December 31, 2000 and 1999, respectively. The effective income tax rate was higher for the six months ended December 31, 1999, due to the non-deductible write-off of goodwill from the closing of the mortgage operations.

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

The pro forma portfolio-based earnings data were as follows(in thousands, except per share data):

                                                    Three Months Ended                 Six Months Ended
                                                       December 31,                      December 31,
                                             --------------------------------------------------------------------
                                                   2000           1999 (1)           2000           1999 (1)
                                             --------------------------------------------------------------------
Finance charge, fee and other income                 $386,749         $246,745        $ 742,575        $ 465,070
Funding costs                                        (153,701)         (96,579)        (296,098)        (174,751)
                                             --------------------------------------------------------------------

Net margin                                            233,048          150,166          446,477          290,319

Credit losses                                         (71,226)         (52,697)        (136,773)        (100,907)
Operating expenses                                    (73,201)         (52,865)        (140,495)        (106,543)
                                             --------------------------------------------------------------------

Pre-tax portfolio-based income                         88,621           44,604          169,209           82,869

Income taxes                                          (34,119)         (17,173)         (65,145)         (31,905)
                                             --------------------------------------------------------------------

Net portfolio-based income                           $ 54,502         $ 27,431        $ 104,064        $  50,964
                                             ====================================================================

Diluted portfolio-based earnings per share           $   0.65         $   0.35        $    1.24        $    0.68
                                             ====================================================================

(1) The pro forma portfolio-based earnings data for the periods ended December 31, 1999, exclude the charge for the closing of the Company's mortgage business.

The pro forma return on managed assets for the Company's auto business was as follows:

                                                    Three Months Ended                   Six Months Ended
                                                       December 31,                        December 31,
                                            ------------------------------------------------------------------------
                                                  2000              1999              2000              1999
                                            ------------------------------------------------------------------------
Finance charge, fee and other income                    19.5%             19.4%             19.8%             19.4%
Funding costs                                           (7.7)             (7.6)             (7.9)             (7.3)
                                            ------------------------------------------------------------------------

Net margin                                               11.8              11.8              11.9              12.1
Credit losses                                            (3.6)             (4.1)             (3.6)             (4.2)
                                            ------------------------------------------------------------------------

Risk adjusted margin                                      8.2               7.7               8.3               7.9
Operating expenses                                       (3.7)             (4.2)             (3.7)             (4.4)
                                            ------------------------------------------------------------------------

Pre-tax return on managed assets                          4.5               3.5               4.6               3.5

Income taxes                                             (1.7)             (1.3)             (1.8)             (1.3)
                                            ------------------------------------------------------------------------

Return on managed assets                                  2.8%              2.2%              2.8%              2.2%
                                            ========================================================================

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                                    December 31, 2000
                                   -------------------------------------------------------------------------------------
                                                   Held for Sale
                                   -----------------------------------------------      Auto             Managed Auto
                                        Auto          Mortgage         Total          Serviced            Portfolio
                                   ---------------- ------------- ---------------- ----------------    -----------------
Principal amount of receivables         $1,175,094        $2,808       $1,177,902       $7,050,415           $8,225,509
                                                                                   ================    =================

Allowance for loan losses                  (33,350)                       (33,350)       $(695,854) (a)       $(729,204)
                                   ---------------- ------------- ---------------- ================    =================

  Receivables, net                      $1,141,744        $2,808       $1,144,552
                                   ================ ============= ================

Number of outstanding contracts             78,348            24                           604,365              682,713
                                   ================ =============                  ================    =================

Average principal amount of
  outstanding contract (in dollars)       $ 14,998      $117,000                           $11,666              $12,048
                                   ================ =============                  ================    =================

Allowance for loan losses as a
  percentage of receivables                   2.8%                                            9.9%                 8.9%
                                   ================                                ================    =================

(a) The allowance for loan losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                        December 31, 2000                       December 31, 1999
                              --------------------------------------  --------------------------------------
                                     Amount             Percent              Amount             Percent
                              ---------------------  ---------------  ---------------------  ---------------
Delinquent contracts:
  31 to 60 days                           $642,655             7.8%               $402,436             7.6%
  Greater than 60 days                     224,634              2.7                131,486              2.5
                              ---------------------  ---------------  ---------------------  ---------------

                                           867,289             10.5                533,922             10.1
  In repossession                           85,422              1.0                 48,003              0.9
                              ---------------------  ---------------  ---------------------  ---------------

                                          $952,711            11.5%               $581,925            11.0%
                              =====================  ===============  =====================  ===============

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.9% and 4.8% for the three and six months ended December 31, 2000, respectively, and 4.5% for both the three and six months ended December 31, 1999. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                                      Three Months Ended                   Six Months Ended
                                                         December 31,                        December 31,
                                              ------------------------------------------------------------------------
                                                    2000              1999              2000              1999
                                              ------------------------------------------------------------------------
Net charge-offs:
  Held for sale                                         $ 3,388           $ 1,726            $6,223            $3,384
  Serviced                                               67,838            50,971           130,550            97,523
                                              ------------------------------------------------------------------------

                                                        $71,226           $52,697          $136,773          $100,907
                                              ========================================================================

Net charge-offs as an annualized
  percentage of average managed
  auto receivables outstanding                             3.6%              4.1%              3.6%              4.2%
                                              ========================================================================

Net recoveries as a percentage of
  gross repossession charge-offs                          50.8%             51.7%             51.6%             53.1%
                                              ========================================================================

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                              Six Months Ended
                                                                December 31,
                                                 -------------------------------------------
                                                         2000                  1999
                                                 ---------------------  --------------------
Operating activities                                        $ 102,574             $     743
Investing activities                                         (386,890)             (204,123)
Financing activities                                          281,987               358,863
                                                 ---------------------  --------------------

Net (decrease) increase in cash and
  cash equivalents                                          $  (2,329)            $ 155,483
                                                 =====================  ====================

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

The Company required cash of $2,807.2 million and $2,040.1 million for the purchase of auto finance contracts during the six months ended December 31, 2000 and 1999, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has five separate warehouse credit facilities with combined funding capacity of approximately $2.0 billion, which are used to fund domestic auto receivables pending securitization.

The first funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank and provides for up to $500 million of available structured warehouse financing. The facility matures in June 2001. A total of $60.7 million was outstanding under this facility as of December 31, 2000.

The second funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank and provides for up to $300 million of available structured warehouse financing. The facility matures in June 2001. A total of $64.3 million was outstanding under this facility as of December 31, 2000.

The third funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and provides for up to $525 million of available structured warehouse financing. The facility matures in September 2001. A total of $4.9 million was outstanding under this facility as of December 31, 2000.

The fourth funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank and provides for up to $275 million of available structured warehouse financing. The facility matures in September 2001. A total of $99.4 million was outstanding under this facility as of December 31, 2000.

The fifth funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank and provides for up to $375 million of available structured warehouse financing. The facility matures in March 2001. A total of $17.0 million was outstanding under this facility as of December 31, 2000.

The Company also has a funding agreement with an administrative agent on behalf of an institutionally managed medium term note conduit under which $500 million of proceeds are available to invest in auto receivables or cash through the term of the agreement. This facility matures in December 2003. The funding agreement allows for the substitution of auto receivables (subject to an over-collateralization formula) for cash, or vice versa, thus allowing the Company to use the proceeds to finance auto receivables on a revolving basis.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank that provides for borrowings thereunder of up to $30.0 million Cdn., subject to a defined borrowing base. The Company utilizes this facility to fund Canadian auto lending activities. The facility matures in March 2001. A total of $10.3 million was outstanding under the Canadian facility as of December 31, 2000.

As is customary in the Company's industry, the majority of the Company's warehouse credit facilities need to be renewed on an annual basis. The Company has historically been successful in renewing and expanding these facilities on an annual basis. If the Company was unable to renew these facilities on acceptable terms, there could be a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company has completed twenty-four auto receivable securitization transactions through December 31, 2000. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows:

                                                                       Original                          Balance at
                                                                        Amount                       December 31, 2000
      Transaction                      Date                            (in millions)                     (in millions)
------------------------     -----------------------------     --------------------------     ---------------------------------
1994-A                                      December 1994                         $ 51.0                          Paid in full
1995-A                                          June 1995                           99.2                          Paid in full
1995-B                                      December 1995                           65.0                          Paid in full
1996-A                                         March 1996                           89.4                          Paid in full
1996-B                                           May 1996                          115.9                          Paid in full
1996-C                                        August 1996                          175.0                          Paid in full
1996-D                                      November 1996                          200.0                          Paid in full
1997-A                                         March 1997                          225.0                          Paid in full
1997-B                                           May 1997                          250.0                                $ 25.2
1997-C                                        August 1997                          325.0                                  45.1
1997-D                                      November 1997                          400.0                                  71.5
1998-A                                      February 1998                          425.0                                  93.1
1998-B                                           May 1998                          525.0                                 136.5
1998-C                                        August 1998                          575.0                                 182.4
1998-D                                      November 1998                          625.0                                 228.9
1999-A                                      February 1999                          700.0                                 295.6
1999-B                                           May 1999                        1,000.0                                 499.9
1999-C                                        August 1999                        1,000.0                                 606.4
1999-D                                       October 1999                          900.0                                 595.3
2000-A                                      February 2000                        1,300.0                                 978.0
2000-B                                           May 2000                        1,200.0                               1,017.6
2000-C                                        August 2000                        1,100.0                               1,018.6
2000-1                                      November 2000                          495.0                                 474.1
2000-D                                      November 2000                          600.0                                 592.2
                                                               --------------------------     ---------------------------------

                                                                               $12,440.5                              $6,860.4
                                                               ==========================     =================================

In connection with securitization transactions, the Company is required to fund certain credit enhancement levels in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust's pool of receivables, excess cash flows are distributed to the Company.

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Since November 1997, the Company has employed structures that utilize reinsurance and other alternative credit enhancements. Under these structures, the Company expects to begin to receive excess cash flow distributions approximately 14 to 16 months after receivables are securitized. The reinsurance used to reduce the Company's initial cash deposit in a type of structure described above has typically been arranged by the insurer of the asset-backed securities. As of December 31, 2000, the Company had commitments from the insurer for an additional $385.5 million of reinsurance to reduce initial cash deposits in future securitization transactions. These commitments expire in December 2002. In addition, the Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit in future securitization transactions, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility, which matures in October 2001, are collateralized by the Company's credit enhancement assets. A total of $74.8 million was outstanding under this facility at December 31, 2000.

In November 2000, the Company completed a securitization transaction (2000-1) involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from losses. Each of the Company's previous securitization transactions included the sale of senior asset-backed securities only and the purchase of a financial guarantee insurance policy for the benefit of investors. The subordinate asset-backed securities replace a portion of the Company's initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance described in the preceding paragraph.

Initial deposits for credit enhancement purposes were $75.2 million ($67.0 million net of borrowings under the credit enhancement facility) and $92.0 million ($57.0 million net of borrowings under the credit enhancement facility) for the six months ended December 31, 2000 and 1999, respectively. Excess cash flows distributed to the Company were $107.1 million and $36.7 million for the six months ended December 31, 2000 and 1999, respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of December 31, 2000, none of the Company's securitizations had default or net loss ratios in excess of the targeted levels.

The Company operated 202 auto lending branch offices as of December 31, 2000, and plans to open an additional 15 to 20 branches through the remainder of fiscal 2001 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of December 31, 2000, the Company had $40.6 million in cash and cash equivalents. The Company also had available borrowing capacity of $267.2 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company believes that its existing capital resources along with expected cash flows from operating activities will be sufficient to fund the Company's liquidity needs, exclusive of the purchase of auto finance contracts, for fiscal 2001.

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

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to either rates on U.S. Treasury Notes with similar average maturities, market interest rate swap spreads for transactions of similar duration, or various London Interbank Offered Rates ("LIBOR"). The interest rates on the floating rate securities issued by the Trusts are indexed to LIBOR. The Company uses Interest Rate Swap agreements to convert the floating rate exposures on these securities to a fixed rate. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125" ("SFAS 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, carries over most of Statement No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitization transactions and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

One proceeding in which the Company is a defendant has been brought in the form of a class action complaint. This lawsuit, pending in Superior Court in the State of California, claims that certain loan pricing structures used by the Company and other banks and finance companies violate various California laws. In the opinion of management, this lawsuit is without merit and the Company intends to defend vigorously.

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

On April 8, 1999, a putative class action complaint was filed against the Company and certain of the Company's officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934 arising from the Company's use of the cash-in method of measuring and accounting for credit enhancement assets in the Company's financial statements through the first quarter of fiscal 1999. The United States District Court dismissed this lawsuit in April 2000 and, in November 2000, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal. Consequently, the Company considers this matter to be concluded.

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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2000, the Company held its Annual Meeting of Shareholders. The Shareholders voted upon the election of three directors, the adoption of the 2000 Limited Omnibus Incentive Plan for AmeriCredit Corp. (the "2000 Plan") and the ratification of the appointment of the Company's independent auditors. Each of the three nominees identified in the Company's proxy statement filed pursuant to Rule 14a-b of the Securities Exchange Act of 1934, were elected at the meeting to hold office for a three-year term or until their successors are duly elected and qualified. The shareholders adopted the 2000 Plan, with 37,089,849 shares voting in favor, 28,138,893 shares voting against and 176,638 withheld. The Company's selection of independent auditors was also ratified.

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          (a)        Exhibits:

                10.1 Servicing and Custodian Agreement, dated as of December 18, 2000, by and among AmeriCredit MTN
                          Receivables Trust, AmeriCredit Financial Services, Inc., and The Chase Manhattan Bank.

                10.2 Security Agreement, dated as of December 18, 2000, by and among AmeriCredit MTN Receivables Trust, AmeriCredit
                          Financial Services, Inc., AmeriCredit MTN Corp., and The
                          Chase Manhattan Bank.

                10.3      Master Receivables Purchase Agreement, dated as of
                          December 18, 2000, by and among AmeriCredit MTN Receivables
                          Trust, AmeriCredit Financial Services, Inc., AmeriCredit
                          MTN Corp., and The Chase Manhattan Bank.

                11.1      Statement Re: Computation of Per Share Earnings


                          (b)       Reports on Form 8-K

                                    A report on Form 8-K was filed October 12,
                                    2000, with the Commission to report under
                                    Item 5 the Company's earnings for its
                                    quarterly period ended September 30, 2000.

                                    Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended December 31, 2000, reporting monthly information related to securitization trusts.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AmeriCredit Corp.
                                       -----------------------------
                                               (Registrant)

Date:  February 14, 2001           By:     /s/ Daniel E. Berce
                                       -----------------------------
                                               (Signature)

                                        Daniel E. Berce
                                        Vice Chairman and
                                        Chief Financial Officer