Form 10-Q
period 2001-03-31
AMERICREDIT CORP
filed 2001-05-15
CIK 804269

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2001
                                                       --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 1-10667
                                               -------

                               AmeriCredit Corp.
                               -----------------
            (Exact name of registrant as specified in its charter)

                  Texas                                      75-2291093
      ------------------------------                   ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 82,760,082 shares of common stock, $0.01 par value outstanding as of April 30, 2001.

                               AMERICREDIT CORP.
                              INDEX TO FORM 10-Q


Part I.       FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----
            Item 1.     Financial Statements (unaudited)

                      Consolidated Balance Sheets - March 31, 2001
                      and June 30, 2000...............................................    3

                      Consolidated Statements of Income and Comprehensive
                      Income - Three Months and Nine Months Ended
                      March 31, 2001 and 2000.........................................    4

                      Consolidated Statements of Cash Flows - Nine Months
                      Ended March 31, 2001 and 2000...................................    5

                      Notes to Consolidated Financial Statements......................    6

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................    19

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risk...................................................    35

Part II.      OTHER INFORMATION

            Item 1.     Legal Proceedings.............................................    36

            Item 2.     Changes in Securities.........................................    36

            Item 3.     Defaults upon Senior Securities...............................    36

            Item 4.     Submission of Matters to a Vote of Security Holders...........    36

            Item 5.     Other Information.............................................    37

            Item 6.     Exhibits and Reports on Form 8-K..............................    37

SIGNATURE.............................................................................    38

                        Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               AMERICREDIT CORP.
                          Consolidated Balance Sheets
                       (Unaudited, Dollars in Thousands)

                                                             March 31, 2001    June 30, 2000
                                                             --------------    -------------
                                 ASSETS
Cash and cash equivalents                                    $      101,511   $        42,916
Receivables held for sale, net                                    1,483,160           871,511
Interest-only receivables from Trusts                               271,817           229,059
Investments in Trust receivables                                    442,806           341,707
Restricted cash                                                     298,721           253,852
Property and equipment, net                                          48,627            44,535
Other assets                                                        149,712            78,689
                                                             --------------   ---------------

    Total assets                                             $    2,796,354   $     1,862,269
                                                             ==============   ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                $    1,148,345   $       487,700
  Credit enhancement facility                                        60,756            66,606
  Senior notes                                                      375,000           375,000
  Other notes payable                                                18,344            19,691
  Funding payable                                                    58,282            61,664
  Accrued taxes and expenses                                        104,401            70,627
  Deferred income taxes                                             102,556            92,402
                                                             --------------   ---------------

    Total liabilities                                             1,867,684         1,173,690
                                                             --------------   ---------------

Shareholders' equity:
  Preferred stock, $0.01 par value per share;
    20,000,000 shares authorized, none issued
  Common stock, $0.01 par value per share;
    120,000,000 shares authorized; 87,824,893
    and 83,726,534 shares issued                                        878               837
  Additional paid-in capital                                        473,855           401,979
  Accumulated other comprehensive income                             60,565            44,803
  Retained earnings                                                 413,256           262,111
                                                             --------------   ---------------

                                                                    948,554           709,730

  Treasury stock, at cost (6,589,530 and
    7,008,859 shares)                                               (19,884)          (21,151)
                                                             --------------   ---------------

    Total shareholders' equity                                      928,670           688,579
                                                             --------------   ---------------

    Total liabilities and shareholders' equity               $    2,796,354   $     1,862,269
                                                             ==============   ===============

             The accompanying notes are an integral part of these
                       consolidated financial statements

                               AMERICREDIT CORP.
          Consolidated Statements of Income and Comprehensive Income
           (Unaudited, Dollars in Thousands, Except Per Share Data)


                                              Three Months Ended         Nine Months Ended
                                                  March 31,                  March 31,
                                                  ---------                  ---------
                                               2001        2000          2001         2000
                                           ------------------------   ------------------------
Revenue
  Finance charge income                        $ 61,017    $ 30,512      $158,512     $ 85,506
  Gain on sale of receivables                    79,674      52,923       212,433      151,165
  Servicing fee income                           74,423      44,645       197,128      120,528
  Other income                                    2,038       1,953         7,029        4,697
                                           ------------------------   ------------------------

                                                217,152     130,033       575,102      361,896
                                           ------------------------   ------------------------

Costs and expenses
  Operating expenses                             79,342      55,488       219,837      162,031
  Provision for loan losses                       8,635       3,986        21,960       11,229
  Interest expense                               30,915      17,858        87,541       48,263
  Charge for closing
     mortgage operations                                                                10,500
                                           ------------------------   ------------------------

                                                118,892      77,332       329,338      232,023
                                           ------------------------   ------------------------

Income before income taxes                       98,260      52,701       245,764      129,873

Income tax provision                             37,830      20,291        94,619       52,530
                                           ------------------------   ------------------------

  Net income                                     60,430      32,410       151,145       77,343
                                           ------------------------   ------------------------

Other comprehensive income
  Unrealized gain (loss) on
     credit enhancement assets                   18,583      (2,587)      102,100       10,281
  Unrealized (loss) gain on cash
     flow hedges                                (30,189)      1,315       (76,473)      10,522
  Related income tax provision
     (benefit)                                    4,469         489        (9,865)      (7,983)
                                           ------------------------   ------------------------

  Comprehensive income                         $ 53,293    $ 31,627     $ 166,907     $ 90,163
                                           ========================   ========================

Earnings per share
  Basic                                        $   0.75    $   0.43     $    1.92     $   1.07
                                           ========================   ========================
  Diluted                                      $   0.70    $   0.41     $    1.78     $   1.01
                                           ========================   ========================

Weighted average shares outstanding          80,079,906  74,869,550    78,520,489   72,110,495
                                           ========================   ========================
Weighted average shares and
  assumed incremental shares                 86,709,986  79,027,907    84,817,718   76,544,943
                                           ========================   ========================

             The accompanying notes are an integral part of these
                       consolidated financial statements

                               AMERICREDIT CORP.
                     Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                                Nine Months Ended March 31,
                                                                ---------------------------
                                                                    2001              2000
                                                             ----------------  ----------------
Cash flows from operating activities
 Net income                                                  $       151,145   $        77,343
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Non-cash charge for closing mortgage operations                                        6,566
  Depreciation and amortization                                       14,893            13,527
  Provision for loan losses                                           21,960            11,229
  Deferred income taxes                                               36,706             9,584
  Non-cash servicing fee income                                      (64,775)          (31,388)
  Non-cash gain on sale of auto receivables                         (169,725)         (138,753)
 Distributions from Trusts                                           158,552            79,443
 Changes in assets and liabilities:
  Other assets                                                        (7,615)           (9,972)
  Accrued taxes and expenses                                          23,847            18,294
                                                             ----------------  ----------------

  Net cash provided by operating activities                          164,988            35,873
                                                             ----------------  ----------------

Cash flows from investing activities
  Purchases of auto receivables                                   (4,435,454)       (3,166,671)
  Originations of mortgage receivables                                                (109,688)
  Principal collections and recoveries on receivables                 72,563            27,849
  Net proceeds from sale of auto receivables                       3,725,453         2,894,504
  Net proceeds from sale of mortgage receivables                         447           122,515
  Initial deposits to restricted cash                                (82,151)         (132,750)
  Investment in Trust receivables                                     (5,000)
  Net change in credit enhancement facility                           (5,850)           45,000
  Purchases of property and equipment                                (11,283)           (6,891)
  Change in other assets                                             (53,481)           (7,361)
                                                             ----------------  ----------------

  Net cash used in investing activities                             (794,756)         (333,493)
                                                             ----------------  ----------------

Cash flows from financing activities
  Net change in warehouse credit facilities                          660,645           209,988
  Net payments on other notes payable                                 (9,049)           (8,263)
  Proceeds from issuance of common stock                              36,767           125,524
                                                             ----------------  ----------------

  Net cash provided by financing activities                          688,363           327,249
                                                             ----------------  ----------------

Net increase in cash and cash equivalents                             58,595            29,629

Cash and cash equivalents at beginning of period                      42,916            21,189
                                                             ----------------  ----------------

Cash and cash equivalents at end of period                   $       101,511   $        50,818
                                                             ================  ================

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

The consolidated financial statements as of March 31, 2001, and for the periods ended March 31, 2001 and 2000, are unaudited, but in management's opinion include all adjustments necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                                         March 31, 2001        June 30, 2000
                                                        -----------------    -----------------
Auto receivables                                        $       1,524,264    $         891,672

Less allowance for loan losses                                    (43,383)             (24,374)
                                                        ------------------   ------------------

Auto receivables, net                                           1,480,881              867,298

Mortgage receivables                                                2,279                4,213
                                                        ------------------   ------------------

                                                        $       1,483,160    $         871,511
                                                        ==================   ==================

A summary of the allowance for loan losses is as follows (in thousands):

                                                Three Months Ended       Nine Months Ended
                                                    March 31,                March 31,
                                                    ---------                ---------
                                                  2001         2000        2001        2000
                                             --------------------------------------------------
Balance at beginning of period                  $ 33,350     $ 16,861    $ 24,374     $ 11,841
Provision for loan losses                          8,635        3,986      21,960       11,229
Acquisition fees                                  37,962       26,935     102,178       69,433
Allowance related to receivables
  sold to Trusts                                 (31,999)     (24,827)    (94,341)     (66,164)
Net charge-offs                                   (4,565)      (2,467)    (10,788)      (5,851)
                                             --------------------------------------------------

Balance at end of period                        $ 43,383     $ 20,488    $ 43,383     $ 20,488
                                             ==================================================

NOTE 3 - CREDIT ENHANCEMENT ASSETS

As of March 31, 2001 and June 30, 2000, the Company was servicing $7,577.0 million and $5,758.3 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Company has retained an interest in these receivables in the form of credit enhancement assets.

Credit enhancement assets consist of the following (in thousands):

                                                         March 31, 2001        June 30, 2000
                                                         --------------        -------------
Interest-only receivables from Trusts                          $  271,817             $229,059
Investments in Trust receivables                                  442,806              341,707
Restricted cash                                                   298,721              253,852
                                                        ------------------   ------------------

                                                               $1,013,344             $824,618
                                                        ==================   ==================


A summary of activity in the credit enhancement assets is as follows (in thousands):

                                                Three Months Ended       Nine Months Ended
                                                    March 31,                March 31,
                                                    ---------                ---------
                                                 2001        2000         2001         2000
                                             --------------------------------------------------
Balance at beginning of period                 $  973,094    $685,061    $  824,618   $494,862
Non-cash gain on sale of auto
  receivables                                      66,179      46,083       169,725    138,753
Accretion of present value discount                25,243      11,223        64,775     31,388
Initial deposits to restricted cash                11,917      40,750        82,151    132,750
Investment in Trust receivables                                               5,000
Change in unrealized gain                         (11,606)     (1,272)       25,627     20,803
Distributions from Trusts                         (51,483)    (42,732)     (158,552)   (79,443)
                                             --------------------------------------------------

Balance at end of period                       $1,013,344    $739,113    $1,013,344   $739,113
                                             ==================================================

A summary of the allowance for loan losses included as a component of the interest-only receivables is as follows (in thousands):

                                                Three Months Ended       Nine Months Ended
                                                    March 31,                March 31,
                                                    ---------                ---------
                                                2001         2000        2001         2000
                                             --------------------------------------------------
Balance at beginning of period                  $695,854     $452,221   $ 563,102    $ 354,338
Assumptions for cumulative credit losses         150,614      106,883     413,916      302,289
Net charge-offs                                  (72,477)     (51,530)   (203,027)    (149,053)
                                             --------------------------------------------------

Balance at end of period                        $773,991     $507,574   $ 773,991    $ 507,574
                                             ==================================================

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                     March 31, 2001       June 30, 2000
                                     --------------       -------------

Commercial paper facilities                $  629,725           $483,039
Medium term note facility                     500,000
Canadian credit agreement                      18,620              4,661
                                     -----------------   ----------------

                                           $1,148,345           $487,700
                                     =================   ================

The Company has five separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2 billion. Two of the commercial paper facilities provide for available structured warehouse financing of $525 million and $275 million, respectively, through September 2001. Another facility provides for available structured warehouse financing of $400 million through March 2002.

The remaining facilities provide for available structured warehouse financing of $500 million and $300 million, respectively, through June 2001.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR") or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of March 31, 2001, and June 30, 2000, these restricted cash accounts totaled $12,910,000 and $16,262,000, respectively, and are included in other assets in the consolidated balance sheets.

In December 2000, the Company entered into a funding agreement with an administrative agent on behalf of an institutionally managed medium term note conduit. Under this arrangement, the conduit sold medium term notes totaling $500 million and delivered the proceeds to a special purpose finance subsidiary of the Company. This subsidiary in turn issued a $500 million note, collateralized by auto receivables and cash, to the agent. The funding agreement allows for the substitution of auto receivables (subject to an over-collateralization formula) for cash, and vice versa, during the term of the agreement, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis through December 2003. While the special purpose finance subsidiary is included in the Company's consolidated financial statements, the subsidiary is a separate legal entity and the auto receivables and other assets held by the subsidiary are legally owned by the subsidiary and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. The note issued by the subsidiary under the funding agreement bears interest at LIBOR plus specified fees. The funding agreement contains various covenants requiring certain minimum financial ratios and results. The funding agreement also requires certain funds to be held in a restricted cash account to provide additional collateral under the note. As of March 31, 2001, this restricted cash account totaled $12,884,000 and is included in other assets in the consolidated balance sheets.

The Company's Canadian subsidiary has a convertible revolving term credit agreement with a bank, under which the subsidiary may borrow up to $30 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian prime rate. The credit agreement, which expires in May 2001, contains various restrictive covenants requiring certain minimum financial ratios and results.

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

The Company recognized a pre-tax charge of $10.5 million during the three months ended December 31, 1999, related to the closing of the mortgage operations. The charge consists of a $6.6 million write-off of goodwill, $2.0 million of reserves against mortgage receivables held for sale and $1.9 million of severance, facility closing and other costs. Since the goodwill write-off is not deductible for income tax reporting purposes, the charge amounted to approximately $9.0 million after related income tax benefits. Reserves and accrued costs remaining at March 31, 2001, were $0.9 million.

NOTE 7 - SUPPLEMENTAL INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                    Nine Months Ended
                                                        March 31,
                                                        ---------
                                                  2001            2000
                                              ------------------------------

Interest costs (none capitalized)                   $84,062         $45,500
Income taxes                                         60,334          37,611

During the nine months ended March 31, 2001 and 2000, the Company entered into capital lease agreements for property and equipment of $7,702,000 and $11,787,000, respectively.

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

Derivative instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions, thereby hedging the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The interest rates on the floating rate securities issued by the Trusts are indexed to the one-month London Interbank Offered Rates. The Company uses interest rate swap agreements to convert the floating rate exposures on these securities to a fixed rate. The Company monitors the cash flow hedge effectiveness at interim and annual reporting dates. At March 31, 2001, the amount of ineffectiveness related to the interest rate swaps is not considered to be material. The fair value of the interest rate swaps is included in the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets. Changes in the fair value of the interest rate swaps is generally offset by a change in the fair value of the Company's credit enhancement assets.

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

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                                March 31, 2001
                       (Unaudited, Dollars in Thousands)

                               AmeriCredit                  Non-
                                  Corp.     Guarantors   Guarantors   Eliminations Consolidated
                               ------------ ------------ ------------ ------------ ------------
ASSETS
Cash and cash equivalents                   $    73,118  $    28,393               $   101,511
Receivables held for sale,
 net                                            276,941    1,206,219                 1,483,160
Interest-only receivables
  from Trusts                  $     4,156                   267,661                   271,817
Investments in Trust
  receivables                                                442,806                   442,806
Restricted cash                                              298,721                   298,721
Property and equipment, net            349       48,278                                 48,627
Other assets                        10,476      106,062       33,174                   149,712
Due (to) from affiliates           640,539   (1,810,716)   1,170,177
Investment in affiliates           495,051    1,846,256       13,321  $(2,354,628)
                               ------------ ------------ ------------ ------------ ------------
  Total assets                 $ 1,150,571  $   539,939  $ 3,460,472  $(2,354,628) $ 2,796,354
                               ============ ============ ============ ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities               $    18,620  $ 1,129,725               $ 1,148,345
  Credit enhancement facility                                 60,756                    60,756
  Senior notes                 $   375,000                                             375,000
  Other notes payable               18,344                                              18,344
  Funding payable                                57,979          303                    58,282
  Accrued taxes and expenses        14,601       82,639        7,161                   104,401
  Deferred income taxes           (186,044)     (55,712)     344,312                   102,556
                               ------------ ------------ ------------ ------------ ------------

    Total liabilities              221,901      103,526    1,542,257                 1,867,684
                               ------------ ------------ ------------ ------------ ------------

Shareholders' equity:
  Common stock                         878           30               $       (30)         878
  Additional paid-in capital       473,855       47,397    1,346,069   (1,393,466)     473,855
  Accumulated other
    comprehensive income            60,565                    60,565      (60,565)      60,565
  Retained earnings                413,256      388,986      511,581     (900,567)     413,256
                               ------------ ------------ ------------ ------------ ------------

                                   948,554      436,413    1,918,215   (2,354,628)     948,554

  Treasury stock                   (19,884)                                            (19,884)
                               ------------ ------------ ------------ ------------ ------------

Total shareholders' equity         928,670      436,413    1,918,215   (2,354,628)     928,670
                               ------------ ------------ ------------ ------------ ------------

    Total liabilities and
      shareholders' equity     $ 1,150,571  $   539,939  $ 3,460,472  $(2,354,628) $ 2,796,354
                               ============ ============ ============ ============ ============

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                                 June 30, 2000
                       (Unaudited, Dollars in Thousands)

                               AmeriCredit                  Non-
                                  Corp.     Guarantors   Guarantors   Eliminations Consolidated
                               ------------ ------------ ------------ ------------ ------------
ASSETS
Cash and cash equivalents                   $    30,705  $    12,211               $    42,916
Receivables held for sale, net                  284,851      586,660                   871,511
Interest-only receivables
  from Trusts                  $     1,019                   228,040                   229,059
Investments in Trust
  receivables                                                341,707                   341,707
Restricted cash                                              253,852                   253,852
Property and equipment, net            349       44,186                                 44,535
Other assets                        11,529       40,781       26,379                    78,689
Due (to) from affiliates           675,339     (701,473)      26,134
Investment in affiliates           318,749      632,534        2,641  $  (953,924)
                               ------------ ------------ ------------ ------------ ------------

  Total assets                 $ 1,006,985  $   331,584  $ 1,477,624  $  (953,924) $ 1,862,269
                               ============ ============ ============ ============ ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities               $     4,661  $   483,039               $   487,700
  Credit enhancement facility                                 66,606                    66,606
  Senior notes                 $   375,000                                             375,000
  Other notes payable               19,691                                              19,691
  Funding payable                                61,519          145                    61,664
  Accrued taxes and expenses        14,058       49,837        6,732                    70,627
  Deferred income taxes            (90,343)     (60,323)     243,068                    92,402
                               ------------ ------------ ------------ ------------ ------------

    Total liabilities              318,406       55,694      799,590                 1,173,690
                               ------------ ------------ ------------ ------------ ------------

Shareholders' equity:
  Common stock                         837           30               $       (30)         837
  Additional paid-in capital       401,979       40,096      267,618     (307,714)     401,979
  Accumulated other
     comprehensive income           44,803                    44,803      (44,803)      44,803
  Retained earnings                262,111      235,764      365,613     (601,377)     262,111
                               ------------ ------------ ------------ ------------ ------------

                                   709,730      275,890      678,034     (953,924)     709,730

  Treasury stock                   (21,151)                                            (21,151)
                               ------------ ------------ ------------ ------------ ------------

Total shareholders' equity         688,579      275,890      678,034     (953,924)     688,579
                               ------------ ------------ ------------ ------------ ------------

    Total liabilities and
      shareholders' equity     $ 1,006,985  $   331,584  $ 1,477,624  $  (953,924) $ 1,862,269
                               ============ ============ ============ ============ ============

                               AmeriCredit Corp.
                        Consolidating Income Statement
                       Nine Months Ended March 31, 2001
                       (Unaudited, Dollars in Thousands)

                               AmeriCredit                  Non-
                                  Corp.     Guarantors   Guarantors   Eliminations Consolidated
                               ------------ ------------ ------------ ------------ ------------
Revenue
  Finance charge income                     $    63,293  $    95,219               $   158,512
  Gain on sale of receivables  $      (263)      31,977      180,719                   212,433
  Servicing fee income                          187,148       58,957     $(48,977)     197,128
  Other income                      33,789        5,207        1,822      (33,789)       7,029
  Equity in income of
    affiliates                     153,222      145,968                  (299,190)
                               ------------ ------------ ------------ ------------ ------------

                                   186,748      433,593      336,717     (381,956)     575,102
                               ------------ ------------ ------------ ------------ ------------

Costs and expenses
  Operating expenses                   245      268,444          125      (48,977)     219,837
  Provision for loan losses                       6,260       15,700                    21,960
  Interest expense                  36,656        1,127       83,547      (33,789)      87,541
                               ------------ ------------ ------------ ------------ ------------

                                    36,901      275,831       99,372      (82,766)     329,338
                               ------------ ------------ ------------ ------------ ------------

Income before income taxes         149,847      157,762      237,345     (299,190)     245,764

Income tax (benefit) provision      (1,298)       4,540       91,377                    94,619
                               ------------ ------------ ------------ ------------ ------------

Net income                     $   151,145  $   153,222  $   145,968  $  (299,190) $   151,145
                               ============ ============ ============ ============ ============

                               AmeriCredit Corp.
                        Consolidating Income Statement
                       Nine Months Ended March 31, 2000
                       (Unaudited, Dollars in Thousands)

                                  AmeriCredit                 Non-
                                     Corp.     Guarantors  Guarantors  Eliminations Consolidated
                                  ------------ ----------- ---------- ------------ ------------
Revenue:
  Finance charge income                        $   54,546  $  30,960               $    85,506
  Gain on sale of receivables     $       (14)     13,578    137,601                   151,165
  Servicing fee income                            115,511     29,652  $   (24,635)     120,528
  Other income                         33,519       4,010        675      (33,507)       4,697
  Equity in income of
    affiliates                         75,763      91,210                (166,973)
                                  ------------ ----------- ---------- ------------ ------------

                                      109,268     278,855    198,888     (225,115)     361,896
                                  ------------ ----------- ---------- ------------ ------------

Costs and expenses:
  Operating expenses                      359     186,245         62      (24,635)     162,031
  Provision for loan losses                         5,967      5,262                    11,229
  Interest expense                     30,578       5,937     45,255      (33,507)      48,263
  Charge for closing
    mortgage operations                            10,500                               10,500
                                  ------------ ----------- ---------- ------------ ------------

                                       30,937     208,649     50,579      (58,142)     232,023
                                  ------------ ----------- ---------- ------------ ------------

Income (loss) before income taxes      78,331      70,206    148,309     (166,973)     129,873

Income tax provision (benefit)            988      (5,557)    57,099                    52,530
                                  ------------ ----------- ---------- ------------ ------------

Net income (loss)                 $    77,343  $   75,763  $  91,210  $  (166,973) $    77,343
                                  ============ =========== ========== ============ ============

                               AmeriCredit Corp.
                     Consolidating Statement of Cash Flows
                       Nine Months Ended March 31, 2001
                       (Unaudited, Dollars in Thousands)


                                                 AmeriCredit                  Non-
                                                    Corp.      Guarantors  Guarantors   Eliminations Consolidated
                                                 ------------  ----------  ------------ ------------ ------------
Cash flow from operating activities:
 Net income                                       $   151,145  $   153,222  $  145,968  $  (299,190) $  $151,145
 Adjustments to reconcile net incomee
  to net cash provided by operating
  activities:
   Depreciation and amortization                                    14,893                                14,893
   Provision for loan losses                                         6,260      15,700                    21,960
   Deferred income taxes                              (59,284)       4,611      91,379                    36,706
   Non-cash servicing fee income                                               (64,775)                  (64,775)
   Non-cash gain on sale of
    auto receivables                                                          (169,725)                 (169,725)
 Distributions from Trusts                                                   158,552                   158,552
 Equity in income of affiliates                      (153,222)    (145,968)                 299,190
 Changes in assets and liabilities:
   Other assets                                         1,053      (11,228)      2,560                    (7,615)
   Accrued taxes and expenses                             543       22,875         429                    23,847
                                                 ------------- ------------ ----------- ------------ ------------
Net cash (used) provided by
 Operating activities                                 (59,765)      44,665     180,088                   164,988
                                                 ------------- ------------ ----------- ------------ ------------

Cash flows from investing activities:
 Purchase of auto receivables                                   (4,435,454) (4,444,511)   4,444,511   (4,435,454)
 Principal collections and
  recoveries on receivables                                        (11,394)     83,957                    72,563
 Net proceeds from sale of
  auto receivables                                               4,444,511   3,725,453   (4,444,511)   3,725,453
 Net proceeds from sale of
  mortgage receivables                                                 447                                   447
 Initial deposits to
  restricted cash                                                              (82,151)                  (82,151)
 Investment in Trust
  receivables                                                                   (5,000)                   (5,000)
 Net change in credit
  enhancement facility                                                          (5,850)                   (5,850)
 Purchases of property and
  equipment                                                        (11,283)                              (11,283)
 Change in other assets                                            (44,126)     (9,355)                  (53,481)
 Net change in investment in
  affiliates                                           (7,318)  (1,067,754)   (10,680)    1,085,752
                                                 ------------- ------------ ----------- ------------ ------------
Net cash used by investing
 activities                                            (7,318)  (1,125,053)   (748,137)   1,085,752     (794,756)
                                                 ------------- ------------ ----------- ------------ ------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                                 13,959     646,686                   660,645
 Net payments on other notes payable                   (9,049)                                            (9,049)
 Proceeds from issuance of
  common stock                                         36,767        7,301   1,078,451   (1,085,752)      36,767
 Net change in due (to) from
  affiliates                                           39,365    1,101,541  (1,140,906)
                                                 ------------  ----------- ------------ ------------ ------------
Net cash provided by financing
 activities                                            67,083    1,122,801     584,231  (1,085,752)      688,363
                                                 ------------  ----------- ------------ ------------ ------------

Net increase in cash
 and cash equivalents                                               42,413      16,182                    58,595
Cash and cash equivalents at
 beginning of period                                                30,705      12,211                    42,916
                                                 ------------  ----------- ------------ ------------ ------------
Cash and cash equivalents at
 end of period                                   $             $    73,118 $    28,393  $            $   101,511
                                                 ============  =========== ============ ============ ============

                               AmeriCredit Corp.
                     Consolidating Statement of Cash Flow
                       Nine Months Ended March 31, 2000
                       (Unaudited, Dollars in Thousands)

                                                   AmeriCredit                  Non-
                                                      Corp.      Guarantors  Guarantors   Eliminations Consolidated
                                                  ------------- ------------ ------------ ------------ ------------
Cash flow from operating activities:
 Net income                                       $     77,343   $    75,763  $   91,210  $  (166,973) $    77,343
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Non-cash charge for closing
    mortgage operations                                                6,566                                 6,566
   Depreciation & amortization                                        13,527                                13,527
   Provision for loan losses                                           5,967       5,262                    11,229
   Deferred income taxes                               (28,882)      (18,838)     57,304                     9,584
   Non-cash servicing fee
    income                                                                       (31,388)                  (31,388)
   Non-cash gain on sale of
    auto receivables                                                            (138,753)                 (138,753)
 Distributions from Trusts                                                      79,443                    79,443
 Equity in income of
    affiliates                                         (75,763)      (91,210)                 166,973
 Changes in assets and liabilities:
   Other assets                                            735        (9,358)     (1,349)                   (9,972)
   Accrued taxes & expenses                              7,563         9,220       1,511                    18,294
                                                  -------------  ------------ ----------- ------------ ------------
Net cash (used) provided by
 operating activities                                  (19,004)       (8,363)     63,240                    35,873
                                                  -------------  ------------ ----------- ------------ ------------

Cash flows from investing activities:
 Purchase of auto receivables                                     (3,166,671) (3,084,178)   3,084,178   (3,166,671)
 Originations of mortgage
  receivables                                                       (109,688)                             (109,688)
 Principal collections and
  recoveries on receivables                                           (6,514)     34,363                    27,849
 Net proceeds from sale of
  auto receivables                                                 3,084,178   2,894,504   (3,084,178)   2,894,504
 Net proceeds from sale of
  mortgage receivables                                               122,515                               122,515
 Initial deposits to
  restricted cash                                                               (132,750)                 (132,750)
 Net change in credit
  enhancement facility                                                            45,000                    45,000
 Purchases of property and
  equipment                                                           (6,891)                               (6,891)
 Increase in other assets                                              1,915      (9,276)                   (7,361)
 Net change in investment in
  affiliates                                            20,104       (26,822)       (50)        6,768
                                                  -------------  ------------ ----------- ------------ ------------
Net cash provided (used) by
 investing activities                                   20,104      (107,978)   (252,387)       6,768     (333,493)
                                                  -------------  ------------ ----------- ------------ ------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                                  (16,312)    226,300                   209,988
 Net payments on other notes
  payable                                               (8,263)                                             (8,263)
 Proceeds from issuance of
  common stock                                         125,524         1,685       5,083       (6,768)     125,524
 Net change in due (to) from
  affiliates                                          (118,361)      174,640     (56,279)
                                                   ------------- -----------  ----------- ------------ ------------
Net cash (used) provided by
 financing activities                                    (1,100)     160,013     175,104      (6,768)      327,249
                                                   ------------- -----------  ----------- ------------ ------------

Net increase (decrease) in cash
 and cash equivalents                                                 43,672     (14,043)                   29,629
Cash and cash equivalents at
 beginning of period                                                  20,246         943                    21,189
                                                   ------------- -----------  ----------- ------------ ------------

Cash and cash equivalents at
 end of period                                     $             $    63,918  $  (13,100) $            $    50,818
                                                   ============  ===========  =========== ============ ============

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 as compared to
------------------------------------------------
     Three Months Ended March 31, 2000
     ---------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                               ------------------------------
                                                   2001            2000
                                               --------------  --------------
Auto:
  Held for sale                                   $1,167,508      $  533,259
  Serviced                                         7,451,125       5,060,612
                                               --------------  --------------

                                                   8,618,633       5,593,871
Mortgage                                               2,619          11,849
                                               --------------  --------------

                                                  $8,621,252      $5,605,720
                                               ==============  ==============

Average managed receivables outstanding increased by 54% as a result of higher loan purchase volume. The Company purchased $1,653.2 million of auto loans during the three months ended March 31, 2001, compared to purchases of $1,155.1 million during the three months ended March 31, 2000. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to March 31, 1999, were 17% higher for the twelve months ended March 31, 2001, versus the twelve months ended March 31, 2000. The Company operated 217 auto lending branch offices as of March 31, 2001, compared to 186 as of March 31, 2000.

The average new loan size was $15,321 for the three months ended March 31, 2001, compared to $14,145 for the three months ended March 31, 2000. The average annual percentage rate for loans purchased during the three months ended March 31, 2001, was 19.1%, compared to 19.2% during the three months ended March 31, 2000.

Finance charge income increased by 100% to $61.0 million for the three months ended March 31, 2001, from $30.5 million for the three months ended March 31, 2000. Finance charge income was higher due primarily to an increase of 119% in average auto receivables held for sale in the three months ended March 31, 2001, versus the three months ended March 31, 2000. The Company's effective yield on its auto receivables held for sale decreased to 21.2% for the three months ended March 31, 2001, from 23.0% for the three months ended March 31, 2000. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the three months ended March 31, 2001, due to lower levels of finance charges earned between the origination date and funding date.

The gain on sale of receivables rose by 51% to $79.7 million for the three months ended March 31, 2001, from $52.9 million for the three months ended March 31, 2000. The increase in gain on sale of auto receivables resulted from the sale of $1,300.0 million of receivables in the three months ended March 31, 2001, as compared to $1,025.0 million of receivables sold in the three months ended March 31, 2000. The gain as a percentage of the sales proceeds increased to 6.1% for the three months ended March 31, 2001, from 5.2% for the three months ended March 31, 2000, as a result of a decrease in U.S. Treasury and other short term interest rates.

Significant assumptions used in determining the gain on sale of auto receivables and fair value of credit enhancement assets were as follows:

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2001            2000
                                                  --------------  -------------
Cumulative credit losses (including
  deferred gains)                                         11.7%           10.9%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts                 14.0%           12.0%
    Investment in Trust receivables                        9.8%            7.8%
    Restricted cash                                        9.8%            7.8%

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

Servicing fee income increased to $74.4 million, or 4.1% of average serviced auto receivables, for the three months ended March 31, 2001, compared to $44.6 million, or 3.5% of average serviced auto receivables, for the three months ended March 31, 2000. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.7% for the three months ended March 31, 2001, compared to 4.0% for the three months ended March 31, 2000. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $23.9 million, or 43%, primarily due to the addition of auto branch offices and loan processing and servicing staff.

The provision for loan losses increased to $8.6 million for the three months ended March 31, 2001, from $4.0 million for the three months ended March 31, 2000, due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.0% for the three months ended March 31, 2001 and 2000.

Interest expense increased to $30.9 million for the three months ended March 31, 2001, from $17.9 million for the three months ended March 31, 2000, due to higher debt levels. Average debt outstanding was $1,377.1 million and $709.0 million for the three months ended March 31, 2001 and 2000, respectively. The Company's effective rate of interest paid on its debt decreased to 9.1% for the three months ended March 31, 2001, from 10.1% for the three months ended March 31, 2000, due to lower short term interest rates.

The Company's effective income tax rate was 38.5% for the three months ended March 31, 2001 and 2000.

Nine Months Ended March 31, 2001 as compared to
-----------------------------------------------
     Nine Months Ended March 31, 2000
     --------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                 Nine Months Ended
                                                     March 31,

                                           ------------------------------
                                               2001            2000
                                           --------------  --------------
Auto:
  Held for sale                               $  975,265      $  496,599
  Serviced                                     6,857,243       4,514,551
                                           --------------  --------------

                                               7,832,508       5,011,150
Mortgage                                           3,379          27,431
                                           --------------  --------------

                                              $7,835,887      $5,038,581
                                           ==============  ==============

Average managed receivables outstanding increased by 56% as a result of higher loan purchase volume. The Company purchased $4,440.9 million of auto loans during the nine months ended March 31, 2001, compared to purchases of $3,167.8 million during the nine months ended March 31, 2000. This growth resulted from loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to March 31, 1999, were 17% higher for the twelve months ended March 31, 2001, versus the twelve months ended March 31, 2000. The Company operated 217 auto lending branch offices as of March 31, 2001, compared to 186 as of March 31, 2000.

The average new loan size was $15,219 for the nine months ended March 31, 2001, compared to $14,128 for the nine months ended March 31, 2000. The average annual percentage rate for loans purchased during the nine months ended March 31, 2001, was 19.2%, compared to 18.7% during the nine months ended March 31, 2000. The increased annual percentage rate is the result of pricing increases implemented in the third quarter of fiscal 2000 in response to rising short-term interest rates.

Finance charge income consisted of the following (in thousands):

                                     Nine Months Ended
                                         March 31,

                               ------------------------------
                                   2001            2000
                               --------------  --------------

Auto                                $158,512         $84,449
Mortgage                                               1,057
                               --------------  --------------

                                    $158,512         $85,506
                               ==============  ==============

The increase in finance charge income is due primarily to an increase of 96% in average auto receivables held for sale in the nine months ended March 31, 2001, versus the nine months ended March 31, 2000. The Company's effective yield on its auto receivables held for sale decreased to 21.7% for the nine months ended March 31, 2001, from 22.6% for the nine months ended March 31, 2000. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the nine months ended March 31, 2001, due to lower levels of finance charges earned between the origination date and funding date.

The gain on sale of receivables consisted of the following (in thousands):

                                     Nine Months Ended
                                         March 31,

                               ------------------------------
                                   2001            2000
                               --------------  --------------

Auto                                $212,433        $149,654
Mortgage                                               1,511
                               --------------  --------------

                                    $212,433        $151,165
                               ==============  ==============

The increase in gain on sale of auto receivables resulted from the sale of $3,800.0 million of receivables in the nine months ended March 31, 2001, as compared to $2,925.0 million of receivables sold in the nine months ended March 31, 2000. The gain as a percentage of the sales proceeds increased to 5.6% for the nine months ended March 31, 2001, from 5.1% for the nine months ended March 31, 2000, as a result of a decrease in U.S. Treasury and other short term interest rates.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                    Nine Months Ended
                                                        March 31,

                                              ------------------------------
                                                  2001            2000
                                              --------------  --------------
Cumulative credit losses (including
  deferred gains)                                     11.2%           10.9%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts             14.0%           12.0%
    Investment in Trust receivables                    9.8%            7.8%
    Restricted cash                                    9.8%            7.8%

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

Servicing fee income increased to $197.1 million, or 3.8% of average serviced auto receivables, for the nine months ended March 31, 2001, as compared to $120.5 million, or 3.6% of average serviced auto receivables, for the nine months ended March 31, 2000. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.7% for the nine months ended March 31, 2001, compared to 4.3% (4.2% excluding operating expenses of $2.1 million related to the mortgage business) for the nine months ended March 31, 2000. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $57.8 million, or 36%, primarily due to the addition of auto lending branch offices and management and auto loan processing and servicing staff.

The provision for loan losses increased to $22.0 million for the nine months ended March 31, 2001, from $11.2 million for the nine months ended March 31, 2000, due to higher average amounts of auto receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.0% for the nine months ended March 31, 2001 and 2000.

Interest expense increased to $87.5 million for the nine months ended March 31, 2001, from $48.3 million for the nine months ended March 31, 2000, due to higher debt levels. Average debt outstanding was $1,191.4 million and $649.3 million for the nine months ended March 31, 2001 and 2000, respectively. The Company's effective rate of interest paid on its debt was 9.8% and 9.9% for the nine months ended March 31, 2001 and 2000, respectively.

The Company's effective income tax rate was 38.5% and 40.5% for the nine months ended March 31, 2001 and 2000, respectively. The effective income tax rate was higher for the nine months ended March 31, 2000, due to the non-deductible write-off of goodwill from the closing of the mortgage operations.

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

The pro forma portfolio-based earnings data were as follows (in thousands):

                                              Three Months Ended         Nine Months Ended
                                                   March 31,                 March 31,
                                            ------------------------ --------------------------
                                               2001        2000           2001       2000 (1)
                                            ------------------------ --------------------------
Finance charge, fee and other income          $ 420,673   $ 272,093      $1,163,248  $ 737,163
Funding costs                                  (165,019)   (107,991)       (461,117)  (282,742)
                                            ------------------------ --------------------------

   Net margin                                   255,654     164,102         702,131    454,421

Credit losses                                   (77,042)    (53,997)       (213,815)  (154,904)
Operating expenses                              (79,342)    (55,488)       (219,837)  (162,031)
                                            ------------------------ --------------------------

Pre-tax portfolio-based income                   99,270      54,617         268,479    137,486

Income taxes                                    (38,219)    (21,028)       (103,364)   (52,933)
                                            ------------------------ --------------------------

   Net portfolio-based income                 $  61,051   $  33,589      $  165,115  $  84,553
                                            ======================== ==========================

Diluted portfolio-based earnings
   per share                                  $    0.70   $    0.43      $     1.95  $    1.10
                                            ======================== ==========================

(1) The pro forma portfolio-based earnings data for the nine month period ended March 31, 2000, excludes the charge for the closing of the Company's mortgage business.

The pro forma return on managed assets for the Company's auto business was as follows:

                                              Three Months Ended         Nine Months Ended
                                                  March 31,                  March 31,
                                           -------------------------  -------------------------
                                               2001        2000          2001         2000
                                           -------------------------  -------------------------
Finance charge, fee and other income               19.8%       19.6%         19.8%        19.5%
Funding costs                                      (7.8)       (7.8)         (7.9)        (7.5)
                                           -------------------------  -------------------------

  Net margin                                       12.0        11.8          11.9         12.0
Credit losses                                      (3.6)       (3.9)         (3.6)        (4.1)
                                           -------------------------  -------------------------

  Risk adjusted margin                              8.4         7.9           8.3          7.9
Operating expenses                                 (3.7)       (4.0)         (3.7)        (4.2)
                                           -------------------------  -------------------------

Pre-tax return on managed assets                    4.7         3.9           4.6          3.7

Income taxes                                       (1.8)       (1.5)         (1.8)        (1.4)
                                           -------------------------  -------------------------

  Return on managed assets                          2.9%        2.4%          2.8%         2.3%
                                           =========================  =========================

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                          March 31, 2001
                                    -----------------------------------------------------------
                                             Held for Sale              Auto       Managed Auto
                                    --------------------------------
                                      Auto     Mortgage    Total      Serviced      Portfolio
                                    ---------- --------- ----------- -----------   ------------
Principal amount of receivables     $1,524,264   $2,279  $1,526,543  $7,576,990     $9,101,254
                                                                     ===========   ============

Allowance for loan losses             (43,383)              (43,383)  $(773,991)(a)  $(817,374)
                                    ---------- --------- ----------- ===========   ============

  Receivables, net                  $1,480,881   $2,279  $1,483,160
                                    ========== ========= ===========

Number of outstanding contracts       104,718        18                 646,067        750,785
                                    ========== =========             ===========   ============

Average principal amount of
  outstanding contract (in dollars)  $ 14,556  $126,611                 $11,728        $12,122
                                    ========== =========             ===========   ============

Allowance for loan losses as a
  percentage of receivables              2.8%                             10.2%           9.0%
                                    ==========                       ===========   ============

(a) The allowance for loan losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                              March 31, 2001              March 31, 2000
                                        ---------------------------  --------------------------
                                            Amount       Percent        Amount       Percent
                                        --------------- -----------  -------------- -----------
Delinquent contracts:
  31 to 60 days                               $596,609         6.6%       $360,169         6.0%
  Greater than 60 days                         208,611         2.3         123,936         2.1
                                        --------------- -----------  -------------- -----------

                                               805,220         8.9         484,105         8.1
  In repossession                               93,293         1.0          45,089         0.8
                                        --------------- -----------  -------------- -----------

                                              $898,513         9.9%       $529,194         8.9%
                                        =============== ===========  ============== ===========

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.6% and 4.8% for the three and nine months ended March 31, 2001, respectively, and 4.0% and 4.3% for the three and nine months ended March 31, 2000, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                              Three Months Ended         Nine Months Ended
                                                  March 31,                  March 31,
                                           -------------------------  -------------------------
                                               2001        2000          2001         2000
                                           -------------------------  -------------------------
Net charge-offs:
  Held for sale                                 $ 4,565     $ 2,467      $ 10,788       $5,851
  Serviced                                       72,477      51,530       203,027      149,053
                                           -------------------------  -------------------------

                                                $77,042     $53,997      $213,815     $154,904
                                           =========================  =========================
Net charge-offs as an annualized
  percentage of average managed
  auto receivables outstanding                     3.6%        3.9%          3.6%         4.1%
                                           =========================  =========================

Net recoveries as a percentage of
  gross repossession charge-offs                  51.3%       53.5%         51.5%        53.2%
                                           =========================  =========================

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                                       Nine Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                     2001            2000
                                                                 --------------  --------------
Operating activities                                                  $164,988        $ 35,873
Investing activities                                                  (794,756)       (333,493)
Financing activities                                                   688,363         327,249
                                                                 --------------  --------------

Net increase in cash and
  cash equivalents                                                    $ 58,595        $ 29,629
                                                                 ==============  ==============

The Company's primary sources of cash have been cash flows from operating activities, including cash distributions from the Trusts, borrowings under its warehouse credit facilities and sales of auto receivables to Trusts in securitization transactions. The Company's primary uses of cash have been purchases of receivables and funding credit enhancement requirements for securitization transactions.

The Company required cash of $4,435.5 million and $3,166.7 million for the purchase of auto finance contracts during the nine months ended March 31, 2001 and 2000, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has five separate commercial paper warehouse credit facilities with combined funding capacity of approximately $2.0 billion, which are used to fund domestic auto receivables pending securitization.

The first funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank and provides for up to $500 million of available structured warehouse financing. The facility matures in June 2001. A total of $361.6 million was outstanding under this facility as of March 31, 2001.

The second funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank and provides for up to $300 million of available structured warehouse financing. The facility matures in June 2001. A total of $139.1 million was outstanding under this facility as of March 31, 2001.

The third funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and provides for up to $525 million of available structured warehouse financing. The facility matures in September 2001. A total of $59.6 million was outstanding under this facility as of March 31, 2001.

The fourth funding agreement is with an administrative agent on behalf of an institutionally managed commercial paper conduit and a group of banks and provides for up to $275 million of available structured warehouse financing. The facility matures in September 2001. A total of $69.4 million was outstanding under this facility as of March 31, 2001.

In March 2001, the Company renewed its funding agreement with an administrative agent on behalf of an institutionally managed commercial paper conduit and a bank, increasing the amount that may be borrowed from $375 million to $400 million. The facility matures in March 2002. There were no outstanding balances under this agreement as of March 31, 2001.

The Company also has a funding agreement with an administrative agent on behalf of an institutionally managed medium term note conduit under which $500 million of proceeds are available through the term of the agreement. This facility matures in December 2003. The funding agreement allows for the substitution of auto receivables (subject to an over-collateralization formula) for cash, and vice versa, thus allowing the Company to use the proceeds to finance auto receivables on a revolving basis.

In March 2001, the Company's Canadian subsidiary extended its convertible revolving term credit agreement with a bank. The facility provides for borrowings of up to $30 million Cdn., subject to a defined borrowing base. The Company utilizes this facility to fund Canadian auto lending activities. The facility matures in May 2001. A total of $18.6 million was outstanding under the Canadian facility as of March 31, 2001.

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

The Company has completed twenty-five auto receivable securitization transactions through March 31, 2001. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows (dollars in millions):

                                                      Original                Balance at
  Transaction                  Date                    Amount               March 31, 2001
-----------------    --------------------------   ------------------    -----------------------
1994-A                           December 1994            $    51.0               Paid in full
1995-A                               June 1995                 99.2               Paid in full
1995-B                           December 1995                 65.0               Paid in full
1996-A                              March 1996                 89.4               Paid in full
1996-B                                May 1996                115.9               Paid in full
1996-C                             August 1996                175.0               Paid in full
1996-D                           November 1996                200.0               Paid in full
1997-A                              March 1997                225.0               Paid in full
1997-B                                May 1997                250.0               Paid in full
1997-C                             August 1997                325.0                   $   34.9
1997-D                           November 1997                400.0                       56.8
1998-A                           February 1998                425.0                       76.0
1998-B                                May 1998                525.0                      113.4
1998-C                             August 1998                575.0                      153.8
1998-D                           November 1998                625.0                      196.4
1999-A                           February 1999                700.0                      253.9
1999-B                                May 1999              1,000.0                      438.0
1999-C                             August 1999              1,000.0                      526.4
1999-D                            October 1999                900.0                      514.3
2000-A                           February 2000              1,300.0                      865.1
2000-B                                May 2000              1,200.0                      912.5
2000-C                             August 2000              1,100.0                      929.6
2000-1                           November 2000                495.0                      432.2
2000-D                           November 2000                600.0                      560.1
2001-A                           February 2001              1,400.0                    1,374.4
                                                  ------------------    -----------------------

                                                          $13,840.5                   $7,437.8
                                                  ==================    =======================

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

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Since November 1997, the Company has employed structures that utilize reinsurance and other alternative credit enhancements. Under these structures, the Company expects to begin to receive excess cash flow distributions approximately 14 to 16 months after receivables are securitized. The reinsurance used to reduce the Company's initial cash deposit in a type of structure described above has typically been arranged by the insurer of the asset-backed securities. As of March 31, 2001, the Company had commitments from the insurer for an additional $350.5 million of reinsurance to reduce initial cash deposits in future securitization transactions. These commitments expire in December 2002. In addition, the Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit in future securitization transactions, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility, which matures in October 2001, are collateralized by the Company's credit enhancement assets. A total of $60.8 million was outstanding under this facility at March 31, 2001.

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

For the nine months ended March 31, 2001, initial deposits for credit enhancement purposes were $150.0 million, of which $57.0 million were funded by borrowings under the credit enhancement facility. For the nine months ended March 31, 2000, initial deposits for credit enhancement purposes were $132.8 million, of which $45.0 million were funded by borrowings under the credit enhancement facility. Excess cash flows distributed to the Company were $158.6 million and $79.4 million for the nine months ended March 31, 2001 and 2000, respectively.

Certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of March 31, 2001, none of the Company's securitizations had default or net loss ratios in excess of the targeted levels.

The Company operated 217 auto lending branch offices as of March 31, 2001, and plans to open an additional 10 to 15 branches through the remainder of fiscal 2001 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of March 31, 2001, the Company had $101.5 million in cash and cash equivalents. The Company also had available borrowing capacity of $163.4 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company believes that its existing capital resources along with expected cash flows from operating activities will be sufficient to fund the Company's liquidity needs, exclusive of the purchase of auto finance contracts, through the remainder of fiscal 2001 and fiscal 2002.

However, the Company anticipates that it will require additional external capital in the form of securitization transactions, renewal and expansion of its existing warehouse credit facilities and implementation of new warehouse credit facilities in order to fund auto loan purchases through the remainder of fiscal 2001 and fiscal 2002. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

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

One proceeding in which the Company is a defendant has been brought in the form of a class action complaint. This lawsuit, pending in Superior Court in the State of California, claims that certain loan pricing structures used by the Company violate various California laws. This lawsuit previously included multiple other banks and finance companies as co-defendants; however, in a ruling during the quarter ended March 31, 2001, the Court severed the claims into separate cases against each defendant. In the opinion of management, this lawsuit is without merit and the Company intends to defend vigorously.

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

         Not Applicable

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits:

           10.1 Fourth Amendment to Receivables Financing Agreement and Third Amendment to CSFB Joinder entered into as of March 27, 2001, among AmeriCredit Warehouse Trust, AmeriCredit Financial Services, Inc., individually and as initial Servicer and Custodian, AmeriCredit Funding Corp., AmeriCredit Corporation of California, Credit Suisse First Boston, New York Branch, as agent for the Lenders and as Proposed Lender under the CSFB Joinder, and Bank One, NA, as Backup Servicer and Collateral Agent.

           11.1   Statement Re:  Computation of Per Share Earnings

                  (b)     Reports on Form 8-K

                          A report on Form 8-K was filed January 12, 2001, with the Commission to report under Item 5 the Company's earnings for its quarterly period ended December 31, 2000.

                          A report on Form 8-K was filed January 5, 2001, with the Commission to report the adoption of a Stock Selling Plan by Clifton H. Morris, Jr., the Company's Chairman of the Board. A subsequent report on Form 8-K was filed on March 27, 2001, to report the termination of such Plan by Mr. Morris.

                          Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended March 31, 2001, reporting monthly information related to securitization trusts.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AmeriCredit Corp.
                                  -------------------------------------------
                                                   (Registrant)

Date:  May 15, 2001           By:              /s/ Daniel E. Berce
                                  -------------------------------------------
                                                   (Signature)

                                   Daniel E. Berce
                                   Vice Chairman and
                                   Chief Financial Officer