Form 10-K405
period 2001-06-30
AMERICREDIT CORP
filed 2001-09-25
CIK 804269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    For the fiscal year ended June 30, 2001

                                       OR

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

             Title of each class               Name of each exchange on which registered
        Common Stock, $0.01 par value                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

     9 1/4% Senior Notes due 2004/Guarantee of 9 1/4% Senior Notes due 2004 9.875% Senior Notes due 2006/Guarantee of 9.875% Senior Notes due 2006
                             (Title of each class)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of 76,437,746 shares of the Registrant's Common Stock held by non-affiliates based upon the closing price of the Registrant's Common Stock on the New York Stock Exchange on September 20, 2001, was approximately $2,202,935,840. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

   There were 84,339,085 shares of Common Stock, $0.01 par value, outstanding as of September 20, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Annual Report to Shareholders for the year ended June 30, 2001 ("Annual Report"), furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders ("Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                               AMERICREDIT CORP.

                               INDEX TO FORM 10-K

 Item                                                                     Page
 No.                                                                      No.
 ----                                                                     ----
                                     PART I
 1.   Business..........................................................    4
 2.   Properties........................................................   20
 3.   Legal Proceedings.................................................   20
 4.   Submission of Matters to a Vote of Security Holders...............   21

                                    PART II

 5.   Market for Registrant's Common Equity and Related Stockholder        22
      Matters...........................................................
 6.   Selected Financial Data...........................................   22
 7.   Management's Discussion and Analysis of Financial Condition and      22
      Results of Operations.............................................
 7A.  Quantitative and Qualitative Disclosures About Market Risk........   22
 8.   Financial Statements and Supplementary Data.......................   22
 9.   Changes in and Disagreements with Accountants on Accounting and      22
      Financial Disclosure..............................................

                                    PART III

 10.  Directors and Executive Officers of the Registrant................   23
 11.  Executive Compensation............................................   23
 12.  Security Ownership of Certain Beneficial Owners and Management....   23
 13.  Certain Relationships and Related Transactions....................   23

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   24


                                  SIGNATURES                               34

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

   The Company and its subsidiaries have been operating in the automobile finance business since September 1992. Through its branch network, the Company purchases auto finance contracts without recourse from franchised and select independent automobile dealerships and, to a lesser extent, makes loans directly to consumers buying late model used and new vehicles. The Company targets consumers who are typically unable to obtain financing from traditional sources. Funding for the Company's auto lending activities is obtained primarily through the sale of loans in securitization transactions. The Company services its automobile lending portfolio at regional centers using automated loan servicing and collection systems.

   In November 1996, the Company acquired Americredit Corporation of California, a California corporation ("AMS"), which originated mortgage loans. Such mortgage loans were generally packaged and sold for cash on a servicing released whole-loan basis. Deterioration in the wholesale loan markets caused the premiums received by AMS for the sale of mortgage loans to decrease subsequent to the Company's acquisition of AMS. As a result, during October 1999, Company management assessed various options with respect to the operations of AMS and decided to cease the operations of AMS. The AMS wholesale mortgage loan production and processing offices were closed, and the assets of AMS liquidated.

Automobile Finance Operations

   Target Market. The Company's automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company's typical borrowers have experienced prior credit difficulties or have limited credit histories. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at higher rates than those charged by traditional financing sources. As the Company provides financing in a relatively high risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

   Marketing. Since the Company is primarily an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company selects these dealers based on the type of vehicles sold. Specifically, the Company prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by the Company during the fiscal year ended June 30, 2001, approximately 97% were originated by manufacturer franchised dealers and 3% by select independent dealers. The Company purchased contracts from 16,280 dealers during the fiscal year ended June 30, 2001. No dealer accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

   Prior to entering into a relationship with a dealer, the Company considers the dealer's operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company's relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a customer seeking to finance a vehicle purchase. Branch managers and other branch office personnel regularly telephone and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company's financing programs and capabilities. These personnel explain the Company's underwriting philosophy, including the preference for non-prime quality contracts secured by later model, low mileage vehicles and the Company's practice of underwriting in the local branch office. To increase the effectiveness of these contacts, the branch managers and other branch office personnel have access to the Company's management information systems which detail current information regarding the number of applications submitted by a dealership, the Company's response and the reasons why a particular application was rejected.

   The Company has entered into strategic marketing alliances with certain banks which purchase prime quality auto finance contracts. The largest such relationship is with Chase Automotive Finance. Under these alliances, the Company's branch personnel and representatives from the banks jointly market to automobile dealers with the Company providing non-prime auto financing and the banks providing prime auto financing. The alliances allow the Company and the banks to better service automobile dealers by offering auto financing across a broad credit spectrum. The Company also benefits from being able to market its auto financing programs to automobile dealers who have relationships with the banks.

   Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. To mitigate the risk from potential credit losses, the Company may charge dealers a non-refundable acquisition fee when purchasing finance contracts. Such acquisition fees are assessed on a contract-by-contract basis. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon such representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

   To supplement its indirect lending activities, the Company has introduced certain other automobile finance programs. In its Valued Customer Program, the Company seeks to provide pre-approvals for qualifying existing customers for their next auto loan when they trade-in their vehicle or otherwise payoff their active AmeriCredit account. Additionally, through strategic alliances with certain online lending sources and through the Company's own Web site, the Company processes online credit applications in order to provide direct auto financing via the Internet.

   In 2001, the Company joined J.P. Morgan Chase & Co. and Wells Fargo in providing equity capital to launch a new company, DealerTrack.com. DealerTrack was established to automate the dealer-lender process, allowing dealers to submit consumer credit applications via the Internet to any participating lender. Real-time contract status information and historical data regarding applications and approvals are also available to dealers. The Company is one of the first three lenders to offer services through DealerTrack.

   Branch Office Network. The Company uses a branch office network to market its indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by dealerships. Branch office personnel are responsible for the solicitation, enrollment and education of dealers regarding the Company's financing programs. The Company believes a local presence enables the Company to be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, the regulatory environment and the availability of qualified personnel. Branch offices are typically situated in suburban office buildings which are accessible to local dealers.

   Each branch office solicits dealers for contracts and maintains the Company's relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and several dealer and customer service representatives. Larger branch offices may also have additional assistant managers and/or dealer marketing representatives. The Company believes that the personal relationships its branch managers and other branch personnel establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company's dealer customer base. Branch managers are compensated with base salaries and annual incentives based on overall branch performance including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash and stock-based awards. The branch managers report to regional vice presidents.

   The Company's regional vice presidents monitor branch office compliance with the Company's underwriting guidelines and assist in local branch marketing activities. The Company's management information systems provide the regional vice presidents access to credit application information enabling them to consult with the branch managers on credit decisions and review exceptions to the Company's underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews.

   The following table sets forth information with respect to the number of branches, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

                                                     Years Ended June 30,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                    (dollars in thousands)
     Number of branch offices.................        232        196        176
     Dollar volume of contracts purchased..... $6,378,652 $4,427,945 $2,879,796
     Number of producing dealerships (1)......     16,280     14,076     12,590

    --------
    (1) A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

Underwriting and Purchasing of Contracts

   Proprietary Credit Scoring System and Risk-based Pricing. The Company utilizes a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of the Company's consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to evaluate credit applications for approval and tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, the Company would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the transaction. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of the Company's receivables portfolio.

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

   Indirect Loan Approval Process. The Company purchases individual contracts through its branch offices using a credit approval process tailored to local market conditions. Each branch manager has a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. Contracts may also be purchased through the Company's regional purchasing office for specific dealers requiring centralized service, in certain markets where a branch office is not present or, in some cases, outside of normal branch office working hours. Although the credit approval process is decentralized, the Company's application processing system includes controls designed to ensure that credit decisions comply with the Company's credit scoring strategies and underwriting policies and procedures.

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

   The Company's underwriting and collateral guidelines as well as credit scoring parameters form the basis for the credit decision; however, the qualitative judgment of the personnel with credit authority with respect to the credit quality of an applicant is a significant factor in the final credit decision. Exceptions to credit policies and authorities must be approved by a regional vice president or other designated credit officer. Such exceptions are also monitored by the Company's centralized risk management group.

   Completed loan packages are sent by the automobile dealers to the branch office. Once the loan package is received, a Company customer service representative verifies certain applicant employment and residency information when required by the Company's credit policies. Loan terms and insurance coverages are also generally reverified with the customer. Key loan documentation is scanned to create electronic images and electronically forwarded to the Company's centralized loan processing department. The original documents are subsequently sent to the loan processing department and are stored in a fire resistant vault.

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

   Direct Loan Approval Process. The Company offers its direct loan program to consumers in most states via strategic alliances with certain online lending sources and the Company's own Web site, AmeriCreditOnline.

   An online loan application is completed by prospective obligors via the Internet. The application is transmitted to the Company's automated application processing system, and within seconds, a credit bureau report is accessed and a credit score is computed. Based on this information, the Company's proprietary automated underwriting system approves or declines the applicant and the decision is electronically sent to the applicant. The Company's underwriting and collateral guidelines as well as proprietary credit scoring parameters form the basis for the credit decision. All credit decisions made via the Company's automated application processing system are valid for a 45-day period. Declined applicants are provided with appropriate notification of the decision.

   A package of loan documents is sent to approved applicants explaining the terms and conditions of the loan. The package may be used at an automobile dealer of the applicant's choice to purchase and finance a vehicle. The applicant and dealer complete the loan package and submit the package to either the Company or its online lending partners for funding.

   Direct loan packages received directly by the Company are processed in a manner similar to indirect loans. In the case of loans originated through one of the Company's Internet partners, the dealer deposits a documentary draft that is presented to the partner for funding. Once cleared for funding, AmeriCredit electronically transfers funds to the partner and purchases the loan.

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

   The Company uses monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify the Company of an address change. Approximately 15 days before a customer's first payment due date and each month thereafter, the Company mails the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company's lockbox bank to the Company for posting to the loan accounting system. Payments may also be received directly by the Company from customers. All payment processing and customer account maintenance is performed centrally at the Company's operations center in Arlington, Texas.

   The Company's collections activities are performed at regional centers located in Arlington, Texas, Tempe, Arizona, Charlotte, North Carolina, Jacksonville, Florida and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system which simultaneously dials phone numbers of multiple customers from a file of records extracted from the Company's database. Once a live voice responds to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of accounts daily.

   Once an account reaches a certain level of delinquency, the account moves to the Company's mid-range collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes approximately 90 days past due, the Company typically repossesses the financed vehicle. However, initiation of repossession may occur prior to an account becoming 90 days past due. The Company may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.

   Payment deferrals are at times offered to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move a delinquent payment to the end of the loan, usually by paying a fee (calculated in a manner specified by applicable law). The collector reviews the customer's past payment history and statistically based behavioral score and assesses the customer's desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with the Company's policies and guidelines. Exceptions to the Company's policies and guidelines for deferrals must be approved by a collections officer. While payment deferrals are initiated and approved in the collections department, a separate department in the Company processes authorized deferment transactions. As of June 30, 2001, approximately 15% of the Company's managed receivables had received a deferral.

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

   The risk management department prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated by the Company's management information systems. This information is used to monitor credit quality as well as to refine the structure and mix of new loan originations. The Company reviews portfolio returns on a consolidated basis, as well as at the branch office, dealer and contract levels.

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

   Compliance Audits. The Company's internal audit and quality control departments conduct regular reviews of branch office operations, loan operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with the Company's written policies and procedures as well as regulatory matters. Branch office reviews include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and applicant data investigation. Written reports are distributed to departmental managers and officers for response and follow-up. Results and responses are also reviewed by senior executive management.

Securitization of Loans

   Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2001, the Company had securitized approximately $14.9 billion of automobile receivables since 1994.

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

   The calculation of interest-only receivables from trusts includes estimates of cumulative credit losses and prepayment rates for the remaining term of the receivables sold since these factors impact the amount and timing of future cash collected on the receivables sold. The carrying value of interest-only receivables is reviewed quarterly by the Company for each separate securitization transaction. If future losses or prepayment rates exceed the Company's original estimates, the asset will be adjusted through a charge to operations. Favorable credit loss and prepayment experience compared to the Company's original estimates would result in additional income when realized.

   The Company typically arranges for a financial guaranty insurance policy to achieve a high grade credit rating on the asset-backed securities issued by the securitization trusts. The financial guaranty insurance policies have been provided by Financial Security Assurance Inc. ("FSA"), a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. The Company has limited reimbursement obligations to FSA; however, credit enhancement requirements, including FSA's encumbrance of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse FSA for any claims which may be made under the policies issued with respect to the Company's securitizations.

   The credit enhancement requirements for the Company's securitizations include restricted cash accounts which are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. Funds would be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds generated from securitization transactions insured by FSA are also available to be withdrawn in an event of default to reimburse FSA for draws on its financial guaranty insurance policy. In addition, the restricted cash account for each securitization trust insured by FSA is cross-collateralized to the restricted cash accounts established in connection with the Company's other FSA insured securitization trusts, such that excess cash flow from a performing securitization trust insured by FSA may be used to support cash flow shortfalls from a non-performing securitization trust insured by FSA, thereby further restricting excess cash flow available to the Company. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed predetermined required minimum levels.

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

   During fiscal 2001, the Company completed two securitization transactions involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from losses. The Company also provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the trusts than the amount of asset-backed securities issued by the trusts. Excess cash flows will be used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows will be distributed to the Company. Since these transactions did not involve the issuance of a financial guaranty insurance policy, the credit enhancement assets related to these trusts are not cross-collateralized to the credit enhancement assets established in connection with any of the Company's other securitization trusts. In addition, a wholly-owned subsidiary of the Company other than AFS Funding Corp. owns the credit enhancement assets, and, accordingly, such assets are not pledged to FSA.

Trade Names

   The Company has obtained federal trademark protection for the "AmeriCredit" name and the logo that incorporates the "AmeriCredit" name. Certain other names, logos and phrases used by the Company in its business operations have also been trade marked.

Regulation

   The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

   In most states in which the Company operates, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as the Company. Such rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights. In certain states, the Company is subject to periodic examination by state regulatory authorities. Some states in which the Company operates do not require special licensing or provide extensive regulation of the Company's business.

   The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, the Company is subject to the Gramm-Leach-Bliley Act which requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

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

Risk Factors

   Dependence on Warehouse Credit Facilities. The Company depends on warehouse credit facilities with financial institutions to finance its purchase of contracts pending securitization. At June 30, 2001, the Company has eight domestic warehouse credit facilities with various financial institutions providing for revolving credit borrowings of up to a total of approximately $3,625 million, subject to defined borrowing bases. The Company has $625 million and $250 million commercial paper facilities which mature in September 2001, a $500 million commercial paper facility which matures in March 2002, a $200 million commercial paper facility which matures in May 2002, and $500 million and $300 million commercial paper facilities which mature in June 2002. The Company has two medium term note facilities totaling $500 million and $750 million which mature in December 2003 and June 2004, respectively. The Company also has a $40 million Cdn. bank facility to fund Canadian auto receivables, which matures in May 2002. The Company cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends in part on factors outside of the Company's control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace any of these facilities and arrange new warehouse credit facilities, it will have to curtail contract purchasing activities, which would have a material adverse effect on the Company's financial position, liquidity and results of operations.

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

   Dependence on Credit Enhancement. To date, all but two of the Company's securitizations have utilized credit enhancement in the form of financial guaranty insurance policies issued by FSA in order to achieve AAA/Aaa ratings which may reduce the costs of securitizations relative to alternative forms of financing available to the Company and enhance the marketability of such transactions to investors in asset-backed securities. FSA is not required to insure Company-sponsored securitizations, and there can be no assurance that it will continue to do so or that future Company-sponsored securitizations will be similarly rated. Likewise, the Company is not required to utilize financial guaranty insurance policies issued by FSA or any other form of credit enhancement in connection with its securitizations. The Company utilizes reinsurance and other credit enhancement alternatives to reduce the initial cash deposit related to its securitizations. A downgrading of FSA's credit rating or FSA's withdrawal of credit enhancement or the lack of availability of reinsurance or other alternative credit enhancements for the Company's securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial cash deposit requirements. The absence of a financial guaranty insurance policy may also impair the marketability of the Company's securitizations. These events could have a material adverse effect on the Company's financial position, liquidity and results of operations.

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

   The Company expects to continue to require substantial amounts of cash as the volume of the Company's contract purchases increases and its securitization program grows. The Company's primary cash requirements include the funding of: (i) contract purchases pending their securitization and sale;
(ii) credit enhancement requirements in connection with the securitization and sale of the receivables; (iii) interest and principal payments under warehouse credit facilities, the Company's senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) capital expenditures for technology and facilities; (vi) ongoing operating expenses; and (vii) income tax payments.

   The Company's primary sources of liquidity in the future are expected to be cash flows from operating activities, including excess cash flow received from securitization trusts, borrowings under its warehouse credit facilities, sales of automobile receivables through securitizations and further issuances of debt or equity securities, depending on capital market conditions.

   The type, timing and terms of additional debt or equity financings selected by the Company will be dependent upon the Company's cash needs, the availability of various financing sources and the prevailing conditions in the financial markets. There can be no assurance that any such sources will be available to the Company at any given time or as to whether the terms on which such sources may be available will be acceptable.

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

   If the Company cannot comply with the requirements in its warehouse credit facilities, then the lenders may require it to immediately repay all of the outstanding debt under its facilities. If its debt payments were accelerated, the Company's assets might not be sufficient to fully repay the debt. These lenders may also require the Company to use all of its available cash to repay its debt, foreclose upon their collateral or prevent the Company from making payments to other creditors on certain portions of the Company's outstanding debt.

   The Company may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such a case, the Company's business, results of operations and financial condition would suffer.

   Default and Prepayment Risks. The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of receivables sold to securitization trusts. Obligors under loans acquired by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for loan losses on loans held for sale by the Company, which reflects management's estimates of inherent losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of that allowance, and results of operations could be adversely affected. In addition, under the terms of the warehouse credit facilities, the Company is not able to borrow against defaulted loans and loans greater than 30 days delinquent held by the Company.

   The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain recognized on these sales and the corresponding assets recorded on the Company's balance sheet are credit enhancement assets which are based on the present value of estimated future excess cash flows from the securitized receivables expected to be received by the Company. Accordingly, credit enhancement assets are calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. As of June 30, 2001, credit enhancement assets totaled $1,151 million. Depending on the Company's growth, credit enhancement assets may become a larger share of the Company's overall assets.

   The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company-sponsored securitizations into additional credit enhancement. Credit enhancement assets related to the Company's securitizations that have involved the issuance of financial guaranty insurance policies are pledged to FSA as security for the Company's obligation to reimburse FSA for any amounts which may be paid out on financial guarantee insurance policies. Credit enhancement assets related to the Company's securitizations that have involved the sale of subordinate securities rather than the issuance of financial guaranty insurance policies also cannot be accessed by the Company since such assets are available only as security to protect investors in such securitizations against losses.

   The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its credit enhancement assets, which consist of restricted cash, investments in Trust receivables and interest-only receivables from Trusts, by recording a charge to income and writing down the carrying value of these assets on its balance sheet. Future cash flows from securitization trusts may also be less than expected, and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in defaults or prepayments would reduce the size of the Company's servicing portfolio, which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flow. A material write-down of credit enhancement assets and the corresponding decreases in earnings and cash flow could limit the Company's ability to service debt and to enter into future securitizations and other financings. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed, and other assumptions may be required to be revised upon future events.

   Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing. Generally, the form of agreement the Company enters into with FSA in connection with securitization transactions involving the issuance of financial guaranty insurance policies contains specified limits on the delinquency, default and loss rates on the receivables included in each securitization trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the FSA agreements would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default and loss rates were exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow. Further, the credit enhancement requirements for each securitization trust insured by FSA are cross-collateralized to the credit enhancement requirements established in connection with each of the Company's other securitization trusts insured by FSA so that excess cash flow from a performing securitization trust insured by FSA may be used to support increased credit enhancement requirements for a non-performing securitization trust insured by FSA, which would further restrict excess cash flow available to the Company. The Company has on occasion exceeded these specified limits; however, FSA has either waived each of these occurrences or amended the agreements. The Company can give no assurance that FSA would waive any such future occurrence or amend the agreements. Any refusal of FSA to waive any such future occurrence or amend the agreements could have a material adverse effect on the Company's financial position, liquidity and results of operations.

   The FSA agreements contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher than the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust insured by FSA were to exceed these additional specified limits applicable to that trust, provisions of the agreements permit FSA to terminate the Company's servicing rights to the receivables sold to that trust. In addition, the servicing agreements on FSA insured securitization trusts are cross-defaulted so that a default under one servicing agreement would allow FSA to terminate the Company's servicing rights under all servicing agreements on FSA insured securitization trusts. Although the Company has never exceeded such delinquency, default or loss rates, there can be no assurance that the Company's servicing rights with respect to the automobile receivables in such trusts or any other trust which exceeds the specified limits in future periods will not be terminated. FSA has other rights to terminate the Company as servicer for FSA insured securitization trusts if (i) the Company were to breach its obligations under the servicing agreements, (ii) FSA was required to make payments under its policies or (iii) certain bankruptcy or insolvency events were to occur. As of June 30, 2001, no such termination events have occurred with respect to any of the trusts formed by the Company.

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

   For the year ended June 30, 2001, the Company recognized gains on sale of auto receivables of $302 million or approximately 37% of revenue during that period. If the Company is unable to continue expansion of its loan purchase volume and sell such loans to the trusts, the Company could experience a significant change in the timing of revenue recognition and income reported under generally accepted accounting principles. Further, there can be no assurance that the Company will recognize gains on future sales of receivables to the trusts consistent with the gains on previous sales.

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

   The Company plans to expand its automobile finance business by adding additional branch offices, increasing dealer penetration in the Company's existing markets and establishing and developing new channels to provide auto financing directly to the consumer. The success of this strategy is dependent upon, among other factors, the Company's ability to hire and retain qualified branch managers and other personnel, to develop relationships with more dealers and to expand the Company's current relationships with existing dealer customers. The Company is faced with intense competition in attracting key personnel and establishing relationships with new dealers. Dealers often already have favorable non-prime financing sources, which may restrict the Company's ability to develop dealer relationships and delay the Company's growth. In addition, the competitive conditions in the Company's market may result in a reduction in the profitability of the contracts that the Company purchases or a decrease in contract acquisition volume, which would adversely affect the Company's results of operations.

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

   Economic Conditions. Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the Company focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slow down or recession, the Company's servicing costs may increase without a corresponding increase in its servicing fee income. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company's ability to enter into future securitizations and, correspondingly, its financial position, liquidity and results of operations.

   Interest Rates. The Company's profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread the Company earns on its receivables. As the level of interest rates increase, the Company's gross interest rate spread may decline since the rates charged on the contracts purchased from dealers are limited by statutory maximums, restricting the Company's opportunity to pass on increased interest costs. Furthermore, the Company's future gains recognized upon the securitization of automobile receivables will also be affected by interest rates. The Company recognizes a gain in connection with its securitizations based upon the estimated present value of projected future excess cash flows from the securitization trusts, which is largely dependent upon the gross interest rate spread. The Company believes that its profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree.

   Labor Market Conditions. Low unemployment rates and competition to hire personnel possessing the skills and experience required by the Company could contribute to an increase in the Company's employee turnover rate. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on the Company's delinquency, default and net loss rates and, ultimately, the Company's financial condition, results of operations and liquidity.

   Competition. Reference should be made to Item 1. "Business--Automobile Finance Operations--Competition" for a discussion of competitive risk factors.

   Regulation. Reference should be made to Item 1. "Business--Automobile Finance Operations--Regulation" for a discussion of regulatory risk factors.

Employees

   At June 30, 2001, the Company employed 4,392 persons in 41 states and five Canadian provinces. None of the Company's employees are a part of a collective bargaining agreement, and the Company's relationships with employees are satisfactory.

Executive Officers

   The following sets forth certain data concerning the executive officers of the Company as of September 1, 2001.

      Name                Age                             Position
      ----                ---                             --------
Clifton H. Morris, Jr...   66 Executive Chairman of the Board
Michael R. Barrington...   42 Vice Chairman of the Board, Chief Executive Officer and President
Daniel E. Berce.........   47 Vice Chairman of the Board and Chief Financial Officer
Steven P. Bowman........   34 Executive Vice President, Chief Credit Officer
Chris A. Choate.........   38 Executive Vice President, Chief Legal Officer and Secretary
Edward H. Esstman.......   60 Vice Chairman of the Board
S. Mark Floyd...........   48 President, Dealer Services
Joseph E. McClure.......   54 Executive Vice President, Chief Information Officer
Cheryl L. Miller........   36 President, Consumer Services
Michael T. Miller.......   40 Executive Vice President, Chief Operating Officer
Preston A. Miller.......   37 Executive Vice President, Treasurer
Karl J. Reeb............   43 Executive Vice President, Chief Administration Officer

   CLIFTON H. MORRIS, JR. has been Executive Chairman of the Board since July 2000 and served as Chairman of the Board and Chief Executive Officer from May 1988 to July 2000. He also served as President from May 1988 until April 1991 and from April 1992 to November 1996.

   MICHAEL R. BARRINGTON has been Vice Chairman, Chief Executive Officer and President since July 2000. He served as Vice Chairman, President and Chief Operating Officer from November 1996 to July 2000 and was Executive Vice President and Chief Operating Officer from November 1994 until November 1996. Mr. Barrington joined the Company in 1989.

   DANIEL E. BERCE has been Vice Chairman and Chief Financial Officer since November 1996. He served as Executive Vice President, Chief Financial Officer and Treasurer from November 1994 until November 1996. Mr. Berce joined the Company in 1990.

   STEVEN P. BOWMAN has been Executive Vice President, Chief Credit Officer since March 2000. He served as Senior Vice President, Risk Management from May 1998 until March 2000 and was Vice President, Risk Management from June 1997 until May 1998. From July 1996 until June 1997, Mr. Bowman was Assistant Vice President, Risk Management.

   CHRIS A. CHOATE has been Executive Vice President, Chief Legal Officer and Secretary since November 1999. He served as Senior Vice President, General Counsel and Secretary from November 1996 to November 1999. Mr. Choate was Vice President, General Counsel and Secretary from November 1994 until November 1996 and has been with the Company since 1991.

   EDWARD H. ESSTMAN has been Vice Chairman since August 2001. He served as Executive Vice President, Dealer Services and Co-Chief Operating Officer from October 2000 to August 2001, Executive Vice President, Dealer Services from October 1999 to October 2000, Executive Vice President, Auto Finance Division from November 1996 to October 1999 and Senior Vice President and Chief Credit Officer from November 1994 to November 1996. Mr. Esstman joined the Company in 1992.

   S. MARK FLOYD has been President, Dealer Services since August 2001. He served as Executive Vice President, Dealer Services from November 1999 to August 2001 and was Senior Vice President, Director Strategic Alliance from January 1998 to November 1999. Mr. Floyd was Senior Vice President, Strategic Alliance from September 1997 to January 1998.

   JOSEPH E. McCLURE has been Executive Vice President, Chief Information Officer since April 1999. He served as Senior Vice President, Chief Information Officer from October 1998 until April 1999. Prior to that, Mr. McClure was Executive Vice President and Division Information Officer of Associates First Capital Corp., and was in that position for more than five years.

   CHERYL L. MILLER has been President, Consumer Services since May 2001. She served as Executive Vice President, Director of Collections and Customer Service from June 1998 to May 2001 and was Senior Vice President, Collections and Customer Service from October 1994 to June 1998.

   MICHAEL T. MILLER has been Executive Vice President, Chief Operating Officer since August 2001. He served as Executive Vice President, Co-Chief Operating Officer from October 2000 to August 2001, President, e-Services from March 2000 to October 2000, Executive Vice President, Chief Credit Officer from July 1998 until March 2000, and Senior Vice President, Chief Credit Officer from November 1996 until July 1998. Mr. Miller was Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff from November 1994 until November 1996 and has been with the Company since 1991.

   PRESTON A. MILLER has been Executive Vice President, Treasurer since July 1998. He served as Senior Vice President, Treasurer from November 1996 until July 1998 and Vice President, Controller from November 1994 until November 1996. Mr. Miller joined the Company in 1989.

   KARL J. REEB has been Executive Vice President, Chief Administration Officer since November 1999. Prior to that, Mr. Reeb held various human resource executive positions with Verizon (formerly "Airtouch Communications") for approximately 10 years.

ITEM 2. PROPERTIES

   The Company's executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 238,303 square foot leased office space under a 12 year lease that commenced in July 1999. The Company also leases 67,000 square feet of office space in Tempe, Arizona, under a ten year agreement with renewal options, 76,000 square feet of office space in Charlotte, North Carolina, under a ten year agreement with renewal options and 250,000 square feet of office space in Arlington, Texas, under a five year agreement. In June 2001, the Company commenced a 25 year lease for 85,000 square feet of office space in Peterborough, Ontario and a 10 year lease for 85,000 square feet of office space in Jacksonville, Florida. Additionally, the Company is presently constructing a 250,000 square foot servicing facility in Arlington, Texas that will be completed in 2002.

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

   One proceeding in which the Company is a defendant has been brought in the form of a class action complaint. This lawsuit, pending in Superior Court in the State of California, claims that certain loan pricing structures used by the Company violate various California laws. This lawsuit previously included multiple other banks and finance companies as co-defendants; however, the claims against each bank and finance company have now been severed into separate lawsuits. Discovery has not commenced in this litigation, and no ruling has been made or is pending regarding class certification. In the opinion of management, this lawsuit is without merit and the Company intends to defend vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended June 30, 2001.

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

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2001 and 2000.

    Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2001, 2000 and 1999.

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999.

    Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements

Report of Independent Accountants

(2) Consolidating financial information for AmeriCredit Corp. (on a parent only basis), the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries is included herein in the form of the financial statement schedules.

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

  The consolidating financial statement schedules present consolidating financial data for (i) the Company (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001.

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

(5) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2001. Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the period ended June 30, 2001, reporting monthly information related to securitization trusts.

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                          CONSOLIDATING BALANCE SHEET

                                 June 30, 2001
                             (dollars in thousands)

                         AmeriCredit                  Non-
                            Corp.     Guarantors   Guarantors Eliminations  Consolidated
                         -----------  -----------  ---------- ------------  ------------
ASSETS
Cash and cash
 equivalents............              $    58,954  $   18,099                $   77,053
Receivables held for
 sale, net..............                  390,264   1,531,201                 1,921,465
Interest-only
 receivables from
 Trusts.................                   13,686     374,209                   387,895
Investments in Trust
 receivables............                              493,022                   493,022
Restricted cash.........                              270,358                   270,358
Property and equipment,
 net.................... $      349        67,479                                67,828
Other assets............      9,606       117,058      40,622                   167,286
Due (to) from
 affiliates.............    867,418    (2,171,157)  1,303,739
Investment in
 affiliates.............    605,397     2,286,788      16,995 $(2,909,180)
                         ----------   -----------  ---------- -----------    ----------
  Total assets.......... $1,482,770   $   763,072  $4,048,245 $(2,909,180)   $3,384,907
                         ==========   ===========  ========== ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Warehouse credit
 facilities.............              $    24,085  $1,478,794                $1,502,879
Credit enhancement
 facility...............                               36,319                    36,319
Senior notes............ $  375,000                                             375,000
Other notes payable.....     23,077                                              23,077
Funding payable.........                   60,018         442                    60,460
Accrued taxes and
 expenses...............     15,316        90,271       8,454                   114,041
Interest rate swap and
 cap agreements.........                   82,796                                82,796
Deferred income taxes...      9,181        (8,209)    129,167                   130,139
                         ----------   -----------  ---------- -----------    ----------
  Total liabilities.....    422,574       248,961   1,653,176                 2,324,711
                         ----------   -----------  ---------- -----------    ----------
Shareholders' equity:
Common stock............        899                                                 899
Additional paid-in
 capital................    520,077        51,768   1,699,642 $(1,751,410)      520,077
Accumulated other
 comprehensive income...     73,689       (39,456)    113,145     (73,689)       73,689
Retained earnings.......    484,963       501,799     582,282  (1,084,081)      484,963
                         ----------   -----------  ---------- -----------    ----------
                          1,079,628       514,111   2,395,069  (2,909,180)    1,079,628
Treasury stock..........    (19,432)                                            (19,432)
                         ----------   -----------  ---------- -----------    ----------
  Total shareholders'
   equity...............  1,060,196       514,111   2,395,069  (2,909,180)    1,060,196
                         ----------   -----------  ---------- -----------    ----------
  Total liabilities and
   shareholders'
   equity............... $1,482,770   $   763,072  $4,048,245 $(2,909,180)   $3,384,907
                         ==========   ===========  ========== ===========    ==========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                          CONSOLIDATING BALANCE SHEET

                                 June 30, 2000
                             (dollars in thousands)

                         AmeriCredit                 Non-
                            Corp.     Guarantors  Guarantors Eliminations Consolidated
                         -----------  ----------  ---------- ------------ ------------
ASSETS
Cash and cash
 equivalents............              $  30,705   $   12,211               $   42,916
Receivables held for
 sale, net..............                284,851      586,660                  871,511
Interest-only
 receivables from
 Trusts.................                  1,019      228,040                  229,059
Investments in Trust
 receivables............                             341,707                  341,707
Restricted cash.........                             253,852                  253,852
Property and equipment,
 net.................... $      349      44,186                                44,535
Other assets............     11,529      40,781       26,379                   78,689
Due (to) from
 affiliates.............    676,358    (702,492)      26,134
Investment in
 affiliates.............    318,749     632,534        2,641  $(953,924)
                         ----------   ---------   ----------  ---------    ----------
  Total assets.......... $1,006,985   $ 331,584   $1,477,624  $(953,924)   $1,862,269
                         ==========   =========   ==========  =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Warehouse credit
 facilities.............              $   4,661   $  483,039               $  487,700
Credit enhancement
 facility...............                              66,606                   66,606
Senior notes............ $  375,000                                           375,000
Other notes payable.....     19,691                                            19,691
Funding payable.........                 61,519          145                   61,664
Accrued taxes and
 expenses...............     14,058      49,837        6,732                   70,627
Deferred income taxes...    (90,343)    (60,323)     243,068                   92,402
                         ----------   ---------   ----------  ---------    ----------
  Total liabilities.....    318,406      55,694      799,590                1,173,690
                         ----------   ---------   ----------  ---------    ----------
Shareholders' equity:
Common stock............        837          30               $     (30)          837
Additional paid-in
 capital................    401,979      40,096      267,618   (307,714)      401,979
Accumulated other
 comprehensive income...     44,803                   44,803    (44,803)       44,803
Retained earnings.......    262,111     235,764      365,613   (601,377)      262,111
                         ----------   ---------   ----------  ---------    ----------
                            709,730     275,890      678,034   (953,924)      709,730
Treasury stock..........    (21,151)                                          (21,151)
                         ----------   ---------   ----------  ---------    ----------
  Total shareholders'
   equity...............    688,579     275,890      678,034   (953,924)      688,579
                         ----------   ---------   ----------  ---------    ----------
  Total liabilities and
   shareholders'
   equity............... $1,006,985   $ 331,584   $1,477,624  $(953,924)   $1,862,269
                         ==========   =========   ==========  =========    ==========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                       CONSOLIDATING STATEMENT OF INCOME

                            Year Ended June 30, 2001
                             (dollars in thousands)

                         AmeriCredit               Non-
                            Corp.    Guarantors Guarantors Eliminations  Consolidated
                         ----------- ---------- ---------- ------------  ------------
Revenue
  Finance charge
   income...............              $ 87,901  $  137,309                 $225,210
  Gain on sale of
   receivables..........  $    (58)     46,542     255,284                  301,768
  Servicing fee income..               195,545      85,694                  281,239
  Other income..........    27,839     105,880     740,728 $  (864,440)      10,007
  Equity in income of
   affiliates...........   251,580     257,989                (509,569)
                          --------    --------  ---------- -----------     --------
                           279,361     693,857   1,219,015  (1,374,009)     818,224
                          --------    --------  ---------- -----------     --------
Costs and expenses
  Operating expenses....    34,989     217,556      55,908                  308,453
  Provision for loan
   losses...............                 8,618      22,769                   31,387
  Interest expense......    39,503     220,117     720,844    (864,440)     116,024
                          --------    --------  ---------- -----------     --------
                            74,492     446,291     799,521    (864,440)     455,864
                          --------    --------  ---------- -----------     --------
Income before income
 taxes..................   204,869     247,566     419,494    (509,569)     362,360
Income tax (benefit)
 provision..............   (17,983)     (4,014)    161,505                  139,508
                          --------    --------  ---------- -----------     --------
Net income..............  $222,852    $251,580  $  257,989 $  (509,569)    $222,852
                          ========    ========  ========== ===========     ========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                       CONSOLIDATING STATEMENT OF INCOME

                            Year Ended June 30, 2000
                             (dollars in thousands)

                         AmeriCredit               Non-
                            Corp.    Guarantors Guarantors Eliminations  Consolidated
                         ----------- ---------- ---------- ------------  ------------
Revenue
  Finance charge
   income...............              $ 74,467   $ 49,683                  $124,150
  Gain on sale of
   receivables..........  $   (284)     15,344    194,010                   209,070
  Servicing fee income..               128,589     41,662                   170,251
  Other income..........    45,064     306,556    540,627  $  (886,038)       6,209
  Equity in income of
   affiliates...........   117,148     131,764                (248,912)
                          --------    --------   --------  -----------     --------
                           161,928     656,720    825,982   (1,134,950)     509,680
                          --------    --------   --------  -----------     --------
Costs and expenses
  Operating expenses....     9,724     178,935     34,560                   223,219
  Provision for loan
   losses...............                 8,072      8,287                    16,359
  Interest expense......    39,360     347,103    568,885     (886,038)      69,310
  Charge for closing
   mortgage operations..                10,500                               10,500
                          --------    --------   --------  -----------     --------
                            49,084     544,610    611,732     (886,038)     319,388
                          --------    --------   --------  -----------     --------
Income before income
 taxes..................   112,844     112,110    214,250     (248,912)     190,292
Income tax (benefit)
 provision..............    (1,657)     (5,038)    82,486                    75,791
                          --------    --------   --------  -----------     --------
Net income..............  $114,501    $117,148   $131,764  $  (248,912)    $114,501
                          ========    ========   ========  ===========     ========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                       CONSOLIDATING STATEMENT OF INCOME

                            Year Ended June 30, 1999
                             (dollars in thousands)

                         AmeriCredit               Non-
                            Corp.    Guarantors Guarantors Eliminations Consolidated
                         ----------- ---------- ---------- ------------ ------------
Revenue
  Finance charge
   income...............              $ 42,302   $ 32,986                 $ 75,288
  Gain on sale of
   receivables..........  $ (6,394)      2,400    173,886                  169,892
  Servicing fee income..                77,427      8,539                   85,966
  Other income..........    41,114     211,671    376,000   $(624,475)       4,310
  Equity in income of
   affiliates...........    73,633     105,572               (179,205)
                          --------    --------   --------   ---------     --------
                           108,353     439,372    591,411    (803,680)     335,456
                          --------    --------   --------   ---------     --------
Costs and expenses
  Operating expenses....     7,488     147,583     10,274                  165,345
  Provision for loan
   losses...............                 3,979      5,650                    9,629
  Interest expense......    23,924     239,144    400,199    (624,475)      38,792
                          --------    --------   --------   ---------     --------
                            31,412     390,706    416,123    (624,475)     213,766
                          --------    --------   --------   ---------     --------
Income before income
 taxes..................    76,941      48,666    175,288    (179,205)     121,690
Income tax provision
 (benefit)..............     2,101     (24,967)    69,716                   46,850
                          --------    --------   --------   ---------     --------
Net income..............  $ 74,840    $ 73,633   $105,572   $(179,205)    $ 74,840
                          ========    ========   ========   =========     ========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                            Year Ended June 30, 2001
                             (dollars in thousands)

                          AmeriCredit                 Non-
                             Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                          ----------- -----------  -----------  ------------  ------------
Cash flows from
 operating activities:
 Net income.............   $ 222,852  $   251,580  $   257,989  $  (509,569)  $   222,852
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........                   19,740                                  19,740
   Provision for loan
    losses..............                    8,618       22,769                     31,387
   Deferred income
    taxes...............     162,817       76,814     (156,684)                    82,947
   Accretion of present
    value discount and
    other...............                               (93,449)                   (93,449)
   Non-cash gain on sale
    of auto
    receivables.........                              (243,991)                  (243,991)
 Distributions from
  Trusts................                               214,629                    214,629
 Equity in income of
  affiliates............    (251,580)    (257,989)                  509,569
 Changes in assets and
  liabilities:
   Other assets.........       1,923       (9,960)       2,660                     (5,377)
   Accrued taxes and
    expenses............       1,258       40,434        1,722                     43,414
                           ---------  -----------  -----------  -----------   -----------
 Net cash provided by
  operating
  activities............     137,270      129,237        5,645                    272,152
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 investing activities:
 Purchases of auto
  receivables...........               (6,367,796)  (6,260,175)   6,260,175    (6,367,796)
 Principal collections
  and recoveries on
  receivables...........                   (8,587)     119,399                    110,812
 Net proceeds from sale
  of auto receivables...                6,260,175    5,173,763   (6,260,175)    5,173,763
 Net proceeds from sale
  of mortgage
  receivables...........                      676                                     676
 Initial deposits to
  credit enhancement
  assets................                              (180,008)                  (180,008)
 Borrowings under
  credit enhancement
  facility..............                                57,000                     57,000
 Purchases of property
  and equipment.........                  (34,278)                                (34,278)
 Change in other
  assets................                  (47,677)     (16,903)                   (64,580)
 Net change in
  investment in
  affiliates............      (6,182)  (1,381,810)     (55,674)   1,443,666
                           ---------  -----------  -----------  -----------   -----------
 Net cash used by
  investing
  activities............      (6,182)  (1,579,297)  (1,162,598)   1,443,666    (1,304,411)
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 financing activities:
 Net change in
  warehouse credit
  facilities............                   19,424      995,755                  1,015,179
 Net change in notes
  payable...............      (5,369)                                              (5,369)
 Proceeds from issuance
  of common stock.......      56,586       11,642    1,432,024   (1,443,666)       56,586
 Net change in due (to)
  from affiliates.......    (182,305)   1,447,243   (1,264,938)
                           ---------  -----------  -----------  -----------   -----------
 Net cash (used)
  provided by financing
  activities............    (131,088)   1,478,309    1,162,841   (1,443,666)    1,066,396
                           ---------  -----------  -----------  -----------   -----------
Net increase in cash and
 cash equivalents.......                   28,249        5,888                     34,137
Cash and cash
 equivalents at
 beginning of year......                   30,705       12,211                     42,916
                           ---------  -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year...................   $          $    58,954  $    18,099  $             $    77,053
                           =========  ===========  ===========  ===========   ===========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                            Year Ended June 30, 2000
                             (dollars in thousands)

                          AmeriCredit                 Non-
                             Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                          ----------- -----------  -----------  ------------  ------------
Cash flows from
 operating activities:
  Net income............   $ 114,501  $   117,148  $   131,764  $  (248,912)  $   114,501
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
    Non-cash charge for
     closing mortgage
     operations.........                    6,566                                   6,566
    Depreciation and
     amortization.......                   19,357                                  19,357
    Provision for loan
     losses.............                    8,072        8,287                     16,359
    Deferred income
     taxes..............     (48,997)     (18,307)      82,692                     15,388
    Accretion of present
     value discount and
     other..............                               (44,083)                   (44,083)
    Non-cash gain on
     sale of auto
     receivables........                              (186,176)                  (186,176)
  Distributions from
   Trusts...............                               125,104                    125,104
  Equity in income of
   affiliates...........    (117,148)    (131,764)                  248,912
  Changes in assets and
   liabilities:
    Other assets........         (19)     (15,756)      (8,066)                   (23,841)
    Accrued taxes and
     expenses...........      (2,004)      23,236        6,467                     27,699
                           ---------  -----------  -----------  -----------   -----------
  Net cash (used)
   provided by operating
   activities...........     (53,667)       8,552      115,989                     70,874
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 investing activities:
  Purchases of auto
   receivables..........               (4,425,836)  (4,405,708)   4,405,708    (4,425,836)
  Originations of
   mortgage
   receivables..........                 (109,688)                               (109,688)
  Principal collections
   and recoveries on
   receivables..........                  (10,984)      54,740                     43,756
  Net proceeds from sale
   of auto receivables..                4,405,708    3,955,404   (4,405,708)    3,955,404
  Net proceeds from sale
   of mortgage
   receivables..........                  126,866                                 126,866
  Initial deposits to
   credit enhancement
   assets...............                              (192,000)                  (192,000)
  Borrowings under
   credit enhancement
   facility.............                                72,000                     72,000
  Purchases of property
   and equipment........                   (9,751)                                 (9,751)
  Change in other
   assets...............                   (1,521)      (9,711)                   (11,232)
  Net change in
   investment in
   affiliates...........      20,131     (170,007)      (1,486)     151,362
                           ---------  -----------  -----------  -----------   -----------
  Net cash provided
   (used) by investing
   activities...........      20,131     (195,213)    (526,761)     151,362      (550,481)
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 financing activities:
  Net change in
   warehouse credit
   facilities...........                  (15,629)     388,670                    373,041
  Net change in notes
   payable..............     (11,079)                                             (11,079)
  Proceeds from issuance
   of common stock......     139,372        2,692      148,670     (151,362)      139,372
  Net change in due (to)
   from affiliates......     (94,757)     210,057     (115,300)
                           ---------  -----------  -----------  -----------   -----------
  Net cash provided by
   financing
   activities...........      33,536      197,120      422,040     (151,362)      501,334
                           ---------  -----------  -----------  -----------   -----------
Net increase in cash and
 cash equivalents.......                   10,459       11,268                     21,727
Cash and cash
 equivalents at
 beginning of year......                   20,246          943                     21,189
                           ---------  -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year...................   $          $    30,705  $    12,211  $             $    42,916
                           =========  ===========  ===========  ===========   ===========

                               AMERICREDIT CORP.

                          FINANCIAL STATEMENT SCHEDULE

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                            Year Ended June 30, 1999
                             (dollars in thousands)

                          AmeriCredit                 Non-
                             Corp.    Guarantors   Guarantors   Eliminations  Consolidated
                          ----------- -----------  -----------  ------------  ------------
Cash flows from
 operating activities:
  Net income............   $  74,840  $    73,633  $   105,572  $  (179,205)  $    74,840
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
    Depreciation and
     amortization.......          41       12,604                                  12,645
    Provision for loan
     losses.............                    3,979        5,650                      9,629
    Deferred income
     taxes..............      (1,375)     (25,379)      70,118                     43,364
    Accretion of present
     value discount and
     other..............                               (12,525)                   (12,525)
    Non-cash gain on
     sale of auto
     receivables........                              (157,757)                  (157,757)
  Distributions from
   Trusts...............                                44,531                     44,531
  Equity in income of
   affiliates...........     (73,633)    (105,572)                  179,205
  Changes in assets and
   liabilities:
    Other assets........       3,304      (11,950)       2,469                     (6,177)
    Accrued taxes and
     expenses...........      18,342       13,095        4,803                     36,240
                           ---------  -----------  -----------  -----------   -----------
  Net cash provided
   (used) by operating
   activities...........      21,519      (39,590)      62,861                     44,790
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 investing activities:
  Purchases of auto
   receivables..........               (2,869,776)  (2,783,160)   2,783,160    (2,869,776)
  Originations of
   mortgage
   receivables..........                 (297,535)                               (297,535)
  Principal collections
   and recoveries on
   receivables..........                    6,381       15,143                     21,524
  Net proceeds from sale
   of auto receivables..                2,783,160    2,727,763   (2,783,160)    2,727,763
  Net proceeds from sale
   of mortgage
   receivables..........                  294,096                                 294,096
  Initial deposits to
   credit enhancement
   assets...............                               (82,750)                   (82,750)
  Return of deposits
   from restricted
   cash.................                                23,000                     23,000
  Purchases of property
   and equipment........        (215)     (14,513)                                (14,728)
  Change in other
   assets...............                   (5,514)      (4,948)                   (10,462)
  Net change in
   investment in
   affiliates...........          93     (104,103)      (1,048)     105,058
                           ---------  -----------  -----------  -----------   -----------
  Net cash used by
   investing
   activities...........        (122)    (207,804)    (106,000)     105,058      (208,868)
                           ---------  -----------  -----------  -----------   -----------
Cash flows from
 financing activities:
  Net change in
   warehouse credit
   facilities...........                   (4,610)     (46,339)                   (50,949)
  Net proceeds from
   issuance of senior
   notes................     194,097                                              194,097
  Net change in notes
   payable..............      (3,890)         (26)                                 (3,916)
  Proceeds from issuance
   of common stock......      12,948          139      104,919     (105,058)       12,948
  Net change in due (to)
   from affiliates......    (224,552)     241,980      (17,428)
                           ---------  -----------  -----------  -----------   -----------
  Net cash (used)
   provided by financing
   activities...........     (21,397)     237,483       41,152     (105,058)      152,180
                           ---------  -----------  -----------  -----------   -----------
Net decrease in cash and
 cash equivalents.......                   (9,911)      (1,987)                   (11,898)
Cash and cash
 equivalents at
 beginning of year......                   30,157        2,930                     33,087
                           ---------  -----------  -----------  -----------   -----------
Cash and cash
 equivalents at end of
 year...................   $          $    20,246  $       943  $             $    21,189
                           =========  ===========  ===========  ===========   ===========

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors and Shareholders
AmeriCredit Corp.

   Our audits of the consolidated financial statements referred to in our report dated August 7, 2001 appearing in the 2001 Annual Report to Shareholders of AmeriCredit Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Fort Worth, Texas
August 7, 2001

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2001.

                                                 AmeriCredit Corp.


                                                       /s/ Clifton H. Morris, Jr.
                                                 By: _______________________________________
                                                           Clifton H. Morris, Jr.
                                                       Executive Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                            Title                   Date
                 ---------                            -----                   ----

      /s/ Clifton H. Morris, Jr.            Executive Chairman of the  September 25, 2001
___________________________________________  Board
          Clifton H. Morris, Jr.

       /s/ Michael R. Barrington            Vice Chairman, Chief       September 25, 2001
___________________________________________  Executive Officer and
           Michael R. Barrington             President

          /s/ Daniel E. Berce               Vice Chairman and          September 25, 2001
___________________________________________  Chief Financial Officer
              Daniel E. Berce

         /s/ Edward H. Esstman              Vice Chairman              September 25, 2001
___________________________________________
             Edward H. Esstman

             /s/ A.R. Dike                  Director                   September 25, 2001
___________________________________________
                 A.R. Dike

          /s/ James H. Greer                Director                   September 25, 2001
___________________________________________
              James H. Greer

        /s/ Douglas K. Higgins              Director                   September 25, 2001
___________________________________________
            Douglas K. Higgins

       /s/ Kenneth H. Jones, Jr.            Director                   September 25, 2001
___________________________________________
           Kenneth H. Jones, Jr.


                               INDEX TO EXHIBITS

   The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol "@" under the Exhibit Number column.

 Exhibit No.                             Description
 -----------                             -----------
 3.1 (1)     Articles of Incorporation of the Company, filed May 18, 1988, and
             Articles of Amendment to Articles of Incorporation, filed August
             24, 1988 (Exhibit 3.1)
 3.2 (1)     Amendment to Articles of Incorporation, filed October 18, 1989
             (Exhibit 3.2)
 3.3 (4)     Articles of Amendment to Articles of Incorporation of the Company,
             filed November 12, 1992 (Exhibit 3.3)
 3.4 (7)     Bylaws of the Company, as amended (Exhibit 3.4)
 4.1 (3)     Specimen stock certificate evidencing the Common Stock (Exhibit
             4.1)
 4.2 (9)     Rights Agreement, dated August 28, 1997, between the Company and
             ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)
 4.2.1 (15)  Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C.
             (Exhibit 4.1)
 4.3 (14)    Indenture, dated as of April 20, 1999, between AmeriCredit Corp.
             and subsidiaries and Bank One, Columbus, NA, with form of 9.875%
             Senior Notes due 2006 (Exhibit 4.3)
 10.1 (2)    1990 Stock Option Plan for Non-Employee Directors of the Company
             (Exhibit 10.14)
 10.2 (3)    1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)
 10.3 (21)   2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.
 10.4 (3)    Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)
 10.4.1 (7)  Amendment No. 1 to Executive Employment Agreement, dated May 1,
             1997, between the Company and Clifton H. Morris, Jr. (Exhibit
             10.7.1)
 10.4.2 (17) Amendment No. 2 to Executive Employment Agreement, dated June 15,
             2000, between the Company and Clifton H. Morris, Jr. (Exhibit
             10.6.2)
 10.5 (3)    Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit 10.19)
 10.5.1 (7)  Amendment No. 1 to Executive Employment Agreement, dated May 1,
             1997, between the Company and Michael R. Barrington (Exhibit
             10.8.1)
 10.6 (3)    Executive Employment Agreement, dated January 30, 1991 between the
             Company and Daniel E. Berce (Exhibit 10.20)
 10.6.1 (7)  Amendment No. 1 to Executive Employment Agreement, dated May 1,
             1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)
 10.7 (7)    Amended and Restated Employment Agreement, dated October 15, 1996, between the Company and Edward H. Esstman (Exhibit 10.10)
 10.7.1 (7)  Amendment No. 1 to Amended and Restated Employment Agreement,
             dated May 1, 1997, between the Company and Edward H. Esstman
             (Exhibit 10.10.1)
 10.7.2 (@)  Amendment No. 2 to Amended and Restated Employment Agreement,
             dated August 7, 2001, between the Company and Edward H. Esstman
 10.8 (7)    Amended and Restated Employment Agreement, dated July 1, 1997, between the Company and Michael T. Miller (Exhibit 10.11)

 Exhibit No.                             Description
 -----------                             -----------
 10.8.1 (12)  Amendment No. 1 to Amended and Restated Employment Agreement,
              dated as of August 1, 1998, between the Company and Michael T.
              Miller (Exhibit 10.10.1)
 10.8.2 (17)  Amendment No. 2 to Amended and Restated Employment Agreement,
              dated as of October 1, 1999, between the Company and Michael T.
              Miller (Exhibit 10.10.2)
 10.9 (16)    Security Agreement, dated as of September 30, 1999, among Kitty
              Hawk Funding Corporation, AmeriCredit BOA Trust, AmeriCredit
              Financial Services, Inc., AmeriCredit Funding Corp. II and Bank
              of America, N.A. (Exhibit 10.1)
 10.9.1 (16)  Note Purchase Agreement, dated as of September 30, 1999, among
              AmeriCredit BOA Trust, Kitty Hawk Funding Corporation and Bank of
              America, N.A. (Exhibit 10.2)
 10.10 (16)   Amended and Restated Sale and Servicing Agreement, dated
              September 21, 1999, among CP Funding Corp., Americredit Financial
              Services, Inc. and The Chase Manhattan Bank (Exhibit 10.3)
 10.10.1 (16) Amended and Restated Security Agreement, dated September 21,
              1999, among CP Funding Corp., The Chase Manhattan Bank and the several secured parties and funding agents party thereto from time to time (Exhibit 10.4)
 10.11 (16)   Credit Agreement, dated as of October 14, 1999, among AFS Funding
              Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc.,
              AmeriCredit Management Company, the Financial Institutions from time to time party thereto as lenders, Bankers Trust Company and
              Credit Suisse First Boston, New York Branch (Exhibit 10.5)
 10.11.1 (16) Security and Collateral Agent Agreement, dated as of October 14,
              1999, among Credit Suisse First Boston, New York Branch, Bankers
              Trust Company, AmeriCredit Financial Services, Inc. and AFS
              Funding Corp. (Exhibit 10.6)
 10.11.2 (16) Replacement Cash Collateral Account Agreement, dated as of
              October 14, 1999, among AFS Funding Corp., Financial Security
              Assurance, Inc., Credit Suisse First Boston, New York Branch, and
              Bank One, N.A. (Exhibit 10.7)
 10.11.3 (16) Subordination and Intercreditor Agreement, dated as of October
              14, 1999, among AFS Funding Corp., AFS Funding Trust, the
              AmeriCredit securitization trusts party thereto as Issuers,
              AmeriCredit Financial Services, Inc., AmeriCredit Management
              Company, AmeriCredit Corp., Bankers Trust Company, Bankers Trust
              (Delaware), Credit Suisse First Boston, the Junior Lien Holders
              party thereto, Financial Security Assurance, Inc., Harris Trust and Savings Bank, LaSalle Bank National Association and Bank One,
              N.A. (Exhibit 10.8)
 10.12 (10)   Indenture, dated February 4, 1997, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with respect to Series A and Series B 9 1/4% Senior Notes due 2004 (Exhibit 10.2)
 10.13 (5)    1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.
 10.13.1 (8)  Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for
              AmeriCredit Corp.
 10.14 (6)    1996 Limited Stock Option Plan for AmeriCredit Corp.
 10.14.1 (@)  Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit
              Corp.
 10.15 (11)   Indenture, dated January 29, 1998, between AmeriCredit Corp. and subsidiaries and Bank One, N.A., with respect to Series C and
              Series D 9 1/4% Senior Notes due 2004 (Exhibit 10.24)
 10.16 (13)   1998 Limited Stock Option Plan for AmeriCredit Corp.
 10.16.1 (@)  Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit
              Corp.
 10.17 (14)   Receivables Financing Agreement, dated as of March 31, 1999, among AmeriCredit Warehouse Trust, AmeriCredit Financial
              Services, Inc., AmeriCredit Funding Corp., Americredit
              Corporation of California, Credit Suisse First Boston, New York
              Branch, and Bank One, N.A. (Exhibit 10.24)

 Exhibit No.                             Description
 -----------                             -----------
 10.17.1 (14) Master Receivables Purchase Agreement, dated as of March 31,
              1999, among AmeriCredit Financial Services, Inc., AmeriCredit
              Funding Corp., Americredit Corporation of California and Bank
              One, N.A. (Exhibit 10.25)
 10.17.2 (14) Security and Collateral Agent Agreement, dated as of March 31,
              1999, among Credit Suisse First Boston, New York Branch, Bank
              One, N.A., AmeriCredit Financial Services, Inc. and AmeriCredit
              Warehouse Trust (Exhibit 10.26)
 10.17.3 (17) Commitment Extension Agreement, dated as of March 29, 2000, among
              AmeriCredit Warehouse Trust, AmeriCredit Financial Services, Inc.
              and Credit Suisse First Boston, New York Branch (Exhibit 10.19.3)
 10.18 (17)   Amended and Restated Servicing and Custodian Agreement, dated as of August 31, 2000, between AmeriCredit Financial Services, Inc.,
              AmeriCredit Barclays Trust, Bank One, N.A., and Barclays Bank,
              PLC (Exhibit 10.22)
 10.18.1 (17) Amended and Restated Security Agreement, dated as of August 31,
              2000, between AmeriCredit Financial Services, Inc., AmeriCredit
              Funding Corp. III, AmeriCredit Barclays Trust, Sheffield
              Receivables Corporation, Barclays Bank, PLC, and Bank One, N.A.
              (Exhibit 10.22.1)
 10.18.2 (17) Note Purchase Agreement, dated as of June 30, 2000, between the
              AmeriCredit Barclays Trust, AmeriCredit Financial Services, Inc.,
              Sheffield Receivables Corporation, and Barclays Bank, PLC
              (Exhibit 10.22.2)
 10.19 (17)   Receivables Financing Agreement, dated as of June 30, 2000, among
              AmeriCredit DB Trust, AmeriCredit Financial Services, Inc.,
              AmeriCredit Funding Corp. IV, the lenders party thereto from time to time, Deutsche Bank AG, New York Branch, and Bank One, N.A.
              (Exhibit 10.23)
 10.19.1 (17) Security and Collateral Agent Agreement, dated as of June 30,
              2000, among Deutsche Bank AG, New York Branch, Bank One, N.A.,
              AmeriCredit Financial Services, Inc., and AmeriCredit DB Trust
              (Exhibit 10.23.1)
 10.20 (18)   Second Amendment to Security Agreement and Note Purchase
              Agreement, dated as of September 27, 2000, by and among
              AmeriCredit BOA Trust, AmeriCredit Financial Services, Inc.,
              AmeriCredit Funding Corp. II, Kitty Hawk Funding Corporation, and
              Bank of America, N.A. (Exhibit 10.1)
 10.21 (18)   Third Amendment to Receivables Financing Agreement, dated as of
              October 5, 2000, among AmeriCredit Financial Services, Inc.,
              AmeriCredit Warehouse Trust, AmeriCredit Funding Corp.,
              AmeriCredit Corporation of California, Bank One, N.A., and Credit
              Suisse First Boston, New York Branch (Exhibit 10.2)
 10.22 (18)   Sale and Servicing Agreement, dated as of September 14, 2000, among AmeriCredit Manhattan Trust, AmeriCredit Financial
              Services, Inc., AmeriCredit Funding Corp. V, and The Chase
              Manhattan Bank (Exhibit 10.3)
 10.23 (18)   Security and Funding Agreement, dated as of September 14, 2000, by and among AmeriCredit Manhattan Trust, The Chase Manhattan
              Bank, and the several Secured Parties and Funding Agents party thereto (Exhibit 10.4)
 10.24 (19)   Servicing and Custodian Agreement, dated as of December 18, 2000, by and among AmeriCredit MTN Receivables Trust, AmeriCredit
              Financial Services, Inc., AmeriCredit MTN Corp., and The Chase
              Manhattan Bank (Exhibit 10.1)
 10.25 (19)   Security Agreement, dated as of December 18, 2000, by and among
              AmeriCredit MTN Receivables Trust, AmeriCredit Financial
              Services, Inc., AmeriCredit MTN Corp., and The Chase Manhattan
              Bank (Exhibit 10.2)
 10.26 (19)   Master Receivables Purchase Agreement, dated as of December 18,
              2000, by and among AmeriCredit MTN Receivables Trust, AmeriCredit
              Financial Services, Inc., AmeriCredit MTN Corp., and The Chase
              Manhattan Bank (Exhibit 10.3)

 Exhibit No.                             Description
 -----------                             -----------
 10.27 (20)  Fourth Amendment to Receivables Financing Agreement and Third
             Amendment to CSFB Joinder, dated as of March 27, 2001, among
             AmeriCredit Warehouse Trust, AmeriCredit Financial Services, Inc.,
             AmeriCredit Funding Corp., Americredit Corporation of California,
             Credit Suisse First Boston, New York Branch, and Bank One, NA
             (Exhibit 10.1)
 10.28 (@)   Amendment No. 1, dated as of March 30, 2001, to the Sale and
             Servicing Agreement, by and among AmeriCredit Manhattan Trust,
             AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V,
             and The Chase Manhattan Bank
 10.29 (@)   Amended and Restated Security and Funding Agreement, dated as of
             March 30, 2001, by and among AmeriCredit Manhattan Trust, The
             Chase Manhattan Bank and the several secured parties and funding agents party thereto
 10.30 (@)   Amendment No. 2, dated as of April 27, 2001, to the Sale and
             Servicing Agreement, by and among AmeriCredit Manhattan Trust,
             AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V
             and The Chase Manhattan Bank
 10.31 (@)   Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust,
             The Chase Manhattan Bank and the several secured parties and funding agents party thereto
 10.32 (@)   Third Amendment to Security Agreement and Termination Agreement,
             dated as of May 15, 2001, by and among AmeriCredit BOA Trust,
             AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp.
             II, Kitty Hawk Funding Corporation, and Bank of America, N.A.
 10.33 (@)   Sale and Servicing Agreement, dated as of May 31, 2001 among
             AmeriCredit One Trust, AmeriCredit Financial Services, Inc.,
             AmeriCredit Funding Corp. VI, and Bank One, N.A.
 10.34 (@)   Security and Funding Agreement, dated as of May 31, 2001, by and among AmeriCredit One Trust, Bank One, N.A. and the several secured parties party thereto
 10.35 (@)   Fifth Amendment to Receivables Financing Agreement and Fourth
             Amendment to CSFB Joinder, dated as of June 15, 2001, among
             AmeriCredit Warehouse Trust, AmeriCredit Financial Services, Inc.,
             AmeriCredit Funding Corp., Americredit Corporation of California,
             Credit Suisse First Boston, New York Branch, and Bank One, N.A.
 10.36 (@)   Master Receivables Purchase Agreement, dated as of June 12, 2001, among AmeriCredit MTN Receivables Trust II, The Chase Manhattan
             Bank, and AmeriCredit Financial Services, Inc.
 10.37 (@)   Servicing and Custodian Agreement, dated as of June 12, 2001, by and among AmeriCredit MTN Receivables Trust II, AmeriCredit
             Financial Services, Inc. and The Chase Manhattan Bank
 10.38 (@)   Security Agreement, dated as of June 12, 2001, by and among
             AmeriCredit MTN Receivables Trust II, AmeriCredit Financial
             Services, Inc., AmeriCredit MTN Corp. II, and The Chase Manhattan
             Bank
 10.39 (@)   First Amendment to Receivables Financing Agreement, dated as of
             June 29, 2001, among AmeriCredit DB Trust, AmeriCredit Financial
             Services, Inc., AmeriCredit Funding Corp. IV, Deutsche Bank AG,
             New York Branch, and Bank One, N.A.
 10.40 (@)   Amendment No. 1, dated as of June 27, 2001, to the Amended and
             Restated Security Agreement, by and among AmeriCredit Barclays
             Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding
             Corp. III, Sheffield Receivables Corporation, and Bank One, N.A.
 10.41 (@)   Construction Loan Agreement, dated as of June 29, 2001, between
             ACF Investment Corp. and Wells Fargo Bank, National Association
 11.1 (@)    Statement Re Computation of Per Share Earnings

 Exhibit No.                    Description
 -----------                    -----------
 12.1 (@)    Statement Re Computation of Ratios
 13.1 (@)    2001 Annual Report to Shareholders of the Company
 21.1 (@)    Subsidiaries of the Registrant
 23.1 (@)    Consent of Independent Accountants

--------

 (1) Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
 (2) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
 (3) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
 (4) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
 (5) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
 (6) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
 (7) Incorporated by reference to exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
 (8) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
 (9) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, filed by the Company with the Securities and Exchange Commission.
(11) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form S-4, dated March 26, 1998, filed by the Company with the Securities and Exchange Commission.
(12) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(13) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(14) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form S-4, dated June 15, 1999, filed by the Company with the Securities and Exchange Commission.
(15) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(16) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.
(17) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.

(18) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by the Company with the Securities and Exchange Commission.
(19) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, filed by the Company with the Securities and Exchange Commission.
(20) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed by the Company with the Securities and Exchange Commission.
(21) Incorporated by reference from the Company's Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(@)  Filed herewith