Form 10-Q
period 2001-09-30
AMERICREDIT CORP
filed 2001-11-14
CIK 804269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-10667
                                                -------


                               AmeriCredit Corp.
                               -----------------
             (Exact name of registrant as specified in its charter)


               Texas                                    75-2291093
----------------------------------         ------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                    Identification No.)


            801 Cherry Street, Suite 3900, Fort Worth, Texas  76102
            -------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (817) 302-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 84,343,602 shares of common stock, $0.01 par value outstanding as of October 31, 2001.

                               AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.   FINANCIAL INFORMATION
                                                                                            Page
                                                                                           -------
             Item 1.     Financial Statements (unaudited)

                       Consolidated Balance Sheets - September 30, 2001
                       and June 30, 2001.......................................................  3

                       Consolidated Statements of Income and Comprehensive
                       Income - Three Months Ended September 30, 2001
                       and 2000................................................................  4

                       Consolidated Statements of Cash Flows - Three Months
                       Ended September 30, 2001 and 2000.......................................  5

                       Notes to Consolidated Financial Statements..............................  6

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................................... 18

            Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk............................................................. 31

Part II.    OTHER INFORMATION

            Item 1.    Legal Proceedings....................................................... 32

            Item 2.    Changes in Securities................................................... 33

            Item 3.    Defaults upon Senior Securities......................................... 33

            Item 4.    Submission of Matters to a Vote of Security Holders..................... 33

            Item 5.    Other Information....................................................... 33

            Item 6.    Exhibits and Reports on Form 8-K........................................ 33

SIGNATURE...................................................................................... 35

  Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               AMERICREDIT CORP.
                          Consolidated Balance Sheets
                       (Unaudited, Dollars in Thousands)

                                                                             September 30, 2001   June 30, 2001
                                                                             -------------------  --------------
                                  ASSETS

Cash and cash equivalents                                                          $   92,110        $   77,053
Receivables held for sale, net                                                      2,207,270         1,921,465
Interest-only receivables from Trusts                                                 376,291           387,895
Investments in Trust receivables                                                      514,852           493,022
Restricted cash                                                                       353,674           270,358
Property and equipment, net                                                            84,114            67,828
Other assets                                                                          235,556           167,286
                                                                                -------------     -------------

  Total assets                                                                     $3,863,867        $3,384,907
                                                                                =============     =============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                                      $1,755,121        $1,502,879
  Credit enhancement facility                                                          66,742            36,319
  Senior notes                                                                        375,000           375,000
  Other notes payable                                                                  37,459            23,077
  Funding payable                                                                     116,451            60,460
  Accrued taxes and expenses                                                          129,926           114,041
  Interest rate swap and cap agreements                                               113,070            82,796
  Deferred income taxes                                                               137,250           130,139
                                                                                -------------     -------------

    Total liabilities                                                               2,731,019         2,324,711
                                                                                -------------     -------------

Shareholders' equity:
  Preferred stock, $0.01 par value per share;
    20,000,000 shares authorized, none issued
  Common stock, $0.01 par value per share;
    120,000,000 shares authorized; 90,777,919
    and 89,853,792 shares issued                                                          908               899
  Additional paid-in capital                                                          544,564           520,077
  Accumulated other comprehensive income                                               43,108            73,689
  Retained earnings                                                                   563,700           484,963
                                                                                -------------     -------------

                                                                                    1,152,280         1,079,628

  Treasury stock, at cost (6,439,739 and
    6,439,739 shares)                                                                 (19,432)          (19,432)
                                                                                -------------     -------------

    Total shareholders' equity                                                      1,132,848         1,060,196
                                                                                -------------     -------------

    Total liabilities and shareholders' equity                                     $3,863,867        $3,384,907
                                                                                =============     =============

  The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                 -------------------------------------------
                                                                                        2001                    2000
                                                                                 -------------------    --------------------
Revenue
  Finance charge income                                                                  $    96,797             $    45,400
  Gain on sale of receivables                                                                 92,930                  61,586
  Servicing fee income                                                                        85,235                  59,270
  Other income                                                                                 2,873                   3,085
                                                                                 -------------------    --------------------

                                                                                             277,835                 169,341
                                                                                 -------------------    --------------------

Costs and expenses
  Operating expenses                                                                          99,376                  67,294
  Provision for loan losses                                                                   14,842                   6,054
  Interest expense                                                                            35,590                  27,256
                                                                                 -------------------    --------------------

                                                                                             149,808                 100,604
                                                                                 -------------------    --------------------

Income before income taxes                                                                   128,027                  68,737

Income tax provision                                                                          49,290                  26,464
                                                                                 -------------------    --------------------

  Net income                                                                                  78,737                  42,273
                                                                                 -------------------    --------------------

Other comprehensive income
  Unrealized (losses) gains on
    credit enhancement assets                                                                (18,168)                 30,314
  Unrealized losses on cash flow hedges                                                      (31,557)                (15,961)
  Income tax benefit (provision)                                                              19,144                  (5,525)
                                                                                 -------------------    --------------------

  Comprehensive income                                                                   $    48,156             $    51,101
                                                                                 ===================    ====================


Earnings per share
  Basic                                                                                        $0.94                   $0.55
                                                                                 ===================    ====================

  Diluted                                                                                      $0.88                   $0.51
                                                                                 ===================    ====================


Weighted average shares outstanding                                                       83,888,338              77,253,522
                                                                                 ===================    ====================

Weighted average shares and
  assumed incremental shares                                                              89,836,898              83,358,230
                                                                                 ===================    ====================

  The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
                     Consolidated Statements of Cash Flows
                       (Unaudited, Dollars in Thousands)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                     ---------------------------------------
                                                                                           2001                 2000
                                                                                     ------------------    -----------------
Cash flows from operating activities
  Net income                                                                                $    78,737          $    42,273
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                                 5,895                4,410
    Provision for loan losses                                                                    14,842                6,054
    Deferred income taxes                                                                        41,687                5,296
    Accretion of present value discount                                                         (27,842)             (19,790)
    Non-cash gain on sale of auto receivables                                                   (89,678)             (49,436)
  Distributions from Trusts                                                                      70,733               49,060
  Changes in assets and liabilities:
    Other assets                                                                                (26,799)              (2,356)
    Accrued taxes and expenses                                                                   15,885               24,964
                                                                                     ------------------    -----------------

        Net cash provided by operating activities                                                83,460               60,475
                                                                                     ------------------    -----------------

Cash flows from investing activities
  Purchases of auto receivables                                                              (2,011,026)          (1,402,469)
  Principal collections and recoveries on receivables                                            60,941               17,458
  Net proceeds from sale of auto receivables                                                  1,705,429            1,184,239
  Initial deposits to credit enhancement assets                                                 (80,750)             (63,000)
  Borrowings under credit enhancement facility                                                   46,250               27,000
  Purchases of property and equipment                                                           (10,394)                 157
  Change in other assets                                                                        (42,754)             (26,701)
                                                                                     ------------------    -----------------

        Net cash used by investing activities                                                  (332,304)            (263,316)
                                                                                     ------------------    -----------------

Cash flows from financing activities
  Net change in warehouse credit facilities                                                     252,242              278,495
  Net change in notes payable                                                                     2,595               (2,564)
  Proceeds from issuance of common stock                                                          9,064               12,891
                                                                                     ------------------    -----------------

        Net cash provided by financing activities                                               263,901              288,822
                                                                                     ------------------    -----------------

Net increase in cash and cash equivalents                                                        15,057               85,981

Cash and cash equivalents at beginning of period                                                 77,053               42,916
                                                                                     ------------------    -----------------

Cash and cash equivalents at end of period                                                  $    92,110          $   128,897
                                                                                     ==================    =================

  The accompanying notes are an integral part of these consolidated financial statements

                               AMERICREDIT CORP.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

The consolidated financial statements as of September 30, 2001, and for the three months ended September 30, 2001 and 2000, are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                                                     September 30, 2001              June 30, 2001
                                                                  -----------------------      -----------------------
Auto receivables                                                               $2,268,495                   $1,973,828

Less allowance for loan losses                                                    (61,225)                     (52,363)
                                                                  -----------------------      -----------------------

                                                                               $2,207,270                   $1,921,465
                                                                  =======================      =======================

A summary of the allowance for loan losses is as follows (in thousands):

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                               --------------------------------------------
                                                                                       2001                    2000
                                                                               --------------------    --------------------

Balance at beginning of period                                                             $ 52,363                $ 24,374
Provision for loan losses                                                                    14,842                   6,054
Acquisition fees                                                                             41,174                  32,032
Allowance related to receivables sold to Trusts                                             (38,891)                (28,631)
Net charge-offs                                                                              (8,263)                 (2,835)
                                                                               --------------------    --------------------

Balance at end of period                                                                   $ 61,225                $ 30,994
                                                                               ====================    ====================

NOTE 3 - CREDIT ENHANCEMENT ASSETS

During the three months ended September 30, 2001 and 2000, the Company sold $1,725.0 million and $1,200.0 million, respectively, of auto receivables in securitization transactions and recognized pre-tax gains of $92.9 million and $61.6 million, respectively. The Company retained servicing responsibilities and interests in the receivables in the form of credit enhancement assets. As of September 30, 2001 and June 30, 2001, the Company was servicing $9,057.0 million and $8,229.9 million, respectively, of auto receivables which have been sold to certain special purpose financing trusts (the "Trusts"). The Trusts and the investors in the asset-backed securities sold by the Trusts have no recourse to the Company's assets other than the credit enhancement assets. The credit enhancement assets are subordinate to the interests of the investors in the Trusts and the value of such assets is subject to the credit risks related to the receivables sold to the Trusts.

Credit enhancement assets consist of the following (in thousands):

                                                                     September 30, 2001             June 30, 2001
                                                                  -----------------------     -----------------------
Interest-only receivables from Trusts                                          $  376,291                  $  387,895
Investments in Trust receivables                                                  514,852                     493,022
Restricted cash                                                                   353,674                     270,358
                                                                  -----------------------     -----------------------

                                                                               $1,244,817                  $1,151,275
                                                                  =======================     =======================

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                          -----------------------------------------------
                                                                                  2001                      2000
                                                                          ---------------------     ---------------------

Balance at beginning of period                                                       $1,151,275                  $824,618
Non-cash gain on sale of auto receivables                                                89,678                    49,436
Accretion of present value discount                                                      27,842                    19,790
Initial deposits to credit enhancement assets                                            80,750                    63,000
Payments on credit enhancement facility                                                 (15,827)                  (15,625)
Change in unrealized gain                                                               (18,168)                   30,314
Distributions from Trusts                                                               (70,733)                  (49,060)
                                                                          ---------------------     ---------------------

Balance at end of period                                                             $1,244,817                  $922,473
                                                                          =====================     =====================

A summary of the allowance for loan losses included as a component of the interest-only receivables is as follows (in thousands):

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                           -----------------------------------------------
                                                                                    2001                      2000
                                                                           ---------------------     ---------------------
Balance at beginning of period                                                          $868,184                  $563,102
Assumptions for cumulative credit losses                                                 211,727                   123,353
Net charge-offs                                                                          (95,950)                  (62,712)
                                                                           ---------------------     ---------------------

Balance at end of period                                                                $983,961                  $623,743
                                                                           =====================     =====================

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                                                       September 30, 2001           June 30, 2001
                                                                     ---------------------     ---------------------
Commercial paper facilities                                                     $  465,228                $  228,794
Medium term notes                                                                1,250,000                 1,250,000
Canadian credit agreement                                                           39,893                    24,085
                                                                     ---------------------     ---------------------

                                                                                $1,755,121                $1,502,879
                                                                     =====================     =====================

The Company has six separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2,350.0 million. Two of the commercial paper facilities provide for available structured warehouse financing of $600.0 million and $250.0 million, respectively, through September 2002. An additional facility provides for available structured warehouse financing of $500.0 million through March 2002. Other facilities provide for available structured warehouse financing of $200.0 million through May 2002 and $500.0 million through June 2002. The remaining facility provides for multi-year structured warehouse financing with availability of $300.0 million through June 2004.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of September 30 and June 30, 2001, these restricted cash accounts totaled $9.8 million and $6.0 million, respectively, and are included in other assets in the consolidated balance sheets. As of September 30 and June 30, 2001, $509.4 million and $254.7 million, respectively, of auto receivables held for sale were pledged under these funding agreements.

The Company also has two funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million and $750.0 million, respectively, of proceeds are available through the terms of the agreements. Under these arrangements, the conduits sold medium term notes and delivered the proceeds to special purpose finance subsidiaries of the Company. These subsidiaries in turn issued notes, collateralized by auto receivables and cash, to the agents. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, during the term of the agreements, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The first agreement matures in December 2003 and the second agreement matures in June 2004. While the special purpose finance subsidiaries are included in the Company's consolidated financial statements, the subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by the subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. The notes issued by the subsidiaries under the funding agreements bear interest at LIBOR plus specified fees. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral under the notes. As of September 30 and June 30, 2001, these restricted cash accounts totaled $30.9 million and $28.3 million, respectively, and are included in other assets in the consolidated balance sheets. As of September 30 and June 30, 2001, $1,293.2 million and $1,293.8 million, respectively, of auto receivables held for sale were pledged under these funding agreements.

In August 2001, the Company's Canadian subsidiary replaced its $40.0 million Cdn. convertible revolving term credit agreement with a revolving credit agreement, under which the subsidiary may borrow up to $150.0 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian Bankers Acceptance Rate plus specified fees. The credit agreement, which expires in August 2002, contains various covenants requiring certain minimum financial ratios and results.

NOTE 5 - CREDIT ENHANCEMENT FACILITY

The Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial restricted cash deposit required in its securitization transactions. Borrowings under the credit enhancement facility were available on a revolving basis through October 2001 after which time outstanding borrowings are payable over time based on future excess cash flows from certain of the Trusts. The facility contains covenants requiring certain asset performance ratios. The Company has alternatively utilized reinsurance arrangements to reduce the initial restricted cash deposit. These reinsurance arrangements do not represent funded debt, and therefore are not recorded as such on the Company's consolidated balance sheets.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            -----------------------------------------
                                                                                   2001                   2000
                                                                            -------------------   -------------------
Interest costs (none capitalized)                                                       $36,052               $25,955
Income taxes                                                                                157                    14

During the three months ended September 30, 2001 and 2000, the Company entered into capital lease agreements for property and equipment of $11.8 million and $0.6 million, respectively.

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2001, the Company had interest rate swap agreements with underlying notional amounts of $1,653.9 million and $1,719.2 million, respectively. These agreements had unrealized losses of approximately $95.7 million and $64.2 million as of September 30 and June 30, 2001, respectively. As of September 30, 2001, the ineffectiveness related to the interest rate swap agreements was not material. The Company estimates that unrealized losses included in other comprehensive income that will be reclassified into earnings within the next twelve months will not be significant. Under the terms of the interest rate swap agreements, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the interest rate swap agreements exceed an agreed upon amount. As of September 30 and June 30, 2001, these restricted cash accounts totaled $71.0 million and $41.9 million, respectively, and are included in other assets in the consolidated balance sheets.

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

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                               September 30, 2001
                       (Unaudited, Dollars in Thousands)

                                               AmeriCredit                        Non-
                                                  Corp.        Guarantors     Guarantors     Eliminations     Consolidated
                                           ---------------    ------------    -----------    ------------     ------------
ASSETS
Cash and cash equivalents                                      $    76,246     $   15,864                       $   92,110
Receivables held for sale, net                                     373,579      1,833,691                        2,207,270
Interest-only receivables
  from Trusts                                                                     376,291                          376,291
Investments in Trust
  receivables                                                                     514,852                          514,852
Restricted cash                                                                   353,674                          353,674
Property and equipment, net                     $      349          83,765                                          84,114
Other assets                                         8,225         168,241         59,090                          235,556
Due (to) from affiliates                           882,542      (2,476,427)     1,593,885
Investment in affiliates                           660,604       2,664,947         20,153     $(3,345,704)
                                           ---------------    ------------    -----------    ------------     ------------

    Total assets                                $1,551,720     $   890,351     $4,767,500     $(3,345,704)      $3,863,867
                                           ===============    ============    ===========    ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                  $    39,893     $1,715,228                       $1,755,121
  Credit enhancement facility                                                      66,742                           66,742
  Senior notes                                  $  375,000                                                         375,000
  Other notes payable                               37,459                                                          37,459
  Funding payable                                                  115,810            641                          116,451
  Accrued taxes and expenses                        20,856         102,420          6,650                          129,926
  Interest rate swap and
    cap agreements                                                 113,070                                         113,070
  Deferred income taxes                            (14,443)        (14,774)       166,467                          137,250
                                           ---------------    ------------    -----------    ------------     ------------

    Total liabilities                              418,872         356,419      1,955,728                        2,731,019
                                           ---------------    ------------    -----------    ------------     ------------

Shareholders' equity:
  Common stock                                         908                                                             908
  Additional paid-in capital                       544,564          39,728      2,015,410     $(2,055,138)         544,564
  Accumulated other
    comprehensive income                            43,108         (83,564)       126,672         (43,108)          43,108
  Retained earnings                                563,700         577,768        669,690      (1,247,458)         563,700
                                           ---------------    ------------    -----------    ------------     ------------

                                                 1,152,280         533,932      2,811,772      (3,345,704)       1,152,280

  Treasury stock                                   (19,432)                                                        (19,432)
                                           ---------------    ------------    -----------    ------------     ------------

    Total shareholders' equity                   1,132,848         533,932      2,811,772      (3,345,704)       1,132,848
                                           ---------------    ------------    -----------    ------------     ------------

    Total liabilities and
      shareholders' equity                      $1,551,720     $   890,351     $4,767,500     $(3,345,704)      $3,863,867
                                           ===============    ============    ===========    ============     ============

                               AmeriCredit Corp.
                          Consolidating Balance Sheet
                                 June 30, 2001
                            (Dollars in Thousands)

                                                   AmeriCredit                    Non-
                                                      Corp.       Guarantors   Guarantors  Eliminations   Consolidated
                                                 -------------   -----------   ----------  ------------   ------------
ASSETS
Cash and cash equivalents                                        $    58,954   $   18,099                   $   77,053
Receivables held for sale, net                                       390,264    1,531,201                    1,921,465
Interest-only receivables
  from Trusts                                                         13,686      374,209                      387,895
Investments in Trust receivables                                                  493,022                      493,022
Restricted cash                                                                   270,358                      270,358
Property and equipment, net                         $      349        67,479                                    67,828
Other assets                                             9,606       117,058       40,622                      167,286
Due (to) from affiliates                               867,418    (2,171,157)   1,303,739
Investment in affiliates                               605,397     2,286,788       16,995   $(2,909,180)
                                                 -------------   -----------   ----------   -----------    -----------

    Total assets                                    $1,482,770   $   763,072   $4,048,245   $(2,909,180)    $3,384,907
                                                 =============   ===========   ==========   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                    $    24,085   $1,478,794                   $1,502,879
  Credit enhancement facility                                                      36,319                       36,319
  Senior notes                                      $  375,000                                                 375,000
  Other notes payable                                   23,077                                                  23,077
  Funding payable                                                     60,018          442                       60,460
  Accrued taxes and expenses                            15,316        90,271        8,454                      114,041
  Interest rate swap and
    cap agreements                                                    82,796                                    82,796
  Deferred income taxes                                  9,181        (8,209)     129,167                      130,139
                                                 -------------   -----------   ----------   -----------    -----------

  Total liabilities                                    422,574       248,961    1,653,176                    2,324,711
                                                 -------------   -----------   ----------   -----------    -----------

Shareholders' equity:
  Common stock                                             899                                                     899
  Additional paid-in capital                           520,077        51,768    1,699,642   $(1,751,410)       520,077
  Accumulated other comprehensive
    income                                              73,689       (39,456)     113,145       (73,689)        73,689
  Retained earnings                                    484,963       501,799      582,282    (1,084,081)       484,963
                                                 -------------   -----------   ----------   -----------    -----------

                                                     1,079,628       514,111    2,395,069    (2,909,180)     1,079,628

  Treasury stock                                       (19,432)                                                (19,432)
                                                 -------------   -----------   ----------   -----------    -----------

    Total shareholders' equity                       1,060,196       514,111    2,395,069    (2,909,180)     1,060,196
                                                 -------------   -----------   ----------   -----------    -----------

    Total liabilities and
      shareholders' equity                          $1,482,770   $   763,072   $4,048,245   $(2,909,180)    $3,384,907
                                                 =============   ===========   ==========   ===========    ===========

                               AmeriCredit Corp.
                         Consolidating Income Statement
                     Three Months Ended September 30, 2001
                       (Unaudited, Dollars in Thousands)

                                               AmeriCredit                       Non-
                                                  Corp.        Guarantors     Guarantors    Eliminations     Consolidated
                                           -----------------   ----------     ----------    ------------     ------------
Revenue
  Finance charge income                                          $ 23,208       $ 73,589                         $ 96,797
  Gain on sale of receivables                                       3,855         89,075                           92,930
  Servicing fee income                                             63,000         22,235                           85,235
  Other income                                     $11,263        133,122         79,316       $(220,828)           2,873
  Equity in income of
    affiliates                                      79,523         87,408                       (166,931)
                                           ---------------     ----------     ----------     -----------     ------------

                                                    90,786        310,593        264,215        (387,759)         277,835
                                           ---------------     ----------     ----------     -----------     ------------

Costs and expenses
  Operating expenses                                 2,508         91,003          5,865                           99,376
  Provision for loan losses                                         2,172         12,670                           14,842
  Interest expense                                  10,034        142,831        103,553        (220,828)          35,590
                                           ---------------     ----------     ----------     -----------     ------------

                                                    12,542        236,006        122,088        (220,828)         149,808
                                           ---------------     ----------     ----------     -----------     ------------

Income before income taxes                          78,244         74,587        142,127        (166,931)         128,027

Income tax (benefit) provision                        (493)        (4,936)        54,719                           49,290
                                           ---------------     ----------     ----------     -----------     ------------

Net income                                         $78,737       $ 79,523       $ 87,408       $(166,931)        $ 78,737
                                           ===============     ==========     ==========     ===========     ============

                               AmeriCredit Corp.
                         Consolidating Income Statement
                     Three Months Ended September 30, 2000
                       (Unaudited, Dollars in Thousands)

                                             AmeriCredit                         Non-
                                                Corp.          Guarantors     Guarantors    Eliminations     Consolidated
                                           ---------------    ------------    -----------   ------------     ------------
Revenue
  Finance charge income                                          $ 20,069       $ 25,331                         $ 45,400
  Gain on sale of receivables                      $   (97)         2,639         59,044                           61,586
  Servicing fee income                                             56,991         18,605       $ (16,326)          59,270
  Other income                                      11,263          2,625            460         (11,263)           3,085
  Equity in income of
    affiliates                                      43,038         45,211                        (88,249)
                                           ---------------       --------      ---------       ---------       ----------

                                                    54,204        127,535        103,440        (115,838)         169,341
                                           ---------------       --------      ---------       ---------       ----------

Costs and expenses
  Operating expenses                                    29         83,564             27         (16,326)          67,294
  Provision for loan losses                                         1,949          4,105                            6,054
  Interest expense                                  12,381            344         25,794         (11,263)          27,256
                                           ---------------       --------      ---------       ---------       ----------

                                                    12,410         85,857         29,926         (27,589)         100,604
                                           ---------------       --------      ---------       ---------       ----------

Income before income taxes                          41,794         41,678         73,514         (88,249)          68,737

Income tax (benefit) provision                        (479)        (1,360)        28,303                           26,464
                                           ---------------       --------      ---------       ---------       ----------

Net income                                         $42,273       $ 43,038       $ 45,211       $ (88,249)        $ 42,273
                                           ===============       ========      =========       =========       ==========

                               AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                     Three Months Ended September 30, 2001
                       (Unaudited, Dollars in Thousands)

                                                     AmeriCredit                         Non-
                                                        Corp.         Guarantors      Guarantors     Eliminations     Consolidated
                                                 ----------------   ------------   -------------    --------------   -------------
Cash flow from operating activities:
 Net income                                             $ 78,737     $    79,523     $    87,408      $  (166,931)     $    78,737
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                           5,895                                             5,895
   Provision for loan losses                                               2,172          12,670                            14,842
   Deferred income taxes                                  (8,192)          5,584          44,295                            41,687
   Accretion of present value
    discount                                                                             (27,842)                          (27,842)
   Non-cash gain on sale of
    auto receivables                                                                     (89,678)                          (89,678)
 Distributions from Trusts                                               (12,620)         83,353                            70,733
 Equity in income of affiliates                          (79,523)        (87,408)                         166,931
 Changes in assets and liabilities:
   Other assets                                            1,381         (23,766)         (4,414)                          (26,799)
   Accrued taxes and expenses                              5,540          12,149          (1,804)                           15,885
                                                 ---------------    ------------     -----------      -----------      -----------

     Net cash (used) provided by
      operating activities                                (2,057)        (18,471)        103,988                            83,460
                                                 ---------------    ------------     -----------      -----------      -----------

Cash flows from investing activities:
 Purchase of auto receivables                                         (2,011,026)     (2,086,733)       2,086,733       (2,011,026)
 Principal collections and
  recoveries on receivables                                               (5,402)         66,343                            60,941
 Net proceeds from sale of
  auto receivables                                                     2,086,733       1,705,429       (2,086,733)       1,705,429
 Initial deposits to credit
  enhancement assets                                                                     (80,750)                          (80,750)
 Borrowings under credit
  enhancement facility                                                                    46,250                            46,250
 Purchases of property and
  equipment                                                              (10,394)                                          (10,394)
 Change in other assets                                                  (28,700)        (14,054)                          (42,754)
 Net change in investment in
  affiliates                                              (6,265)       (319,005)         21,542          303,728
                                                 ---------------    ------------     -----------      -----------      -----------

     Net cash used by investing
      activities                                          (6,265)       (287,794)       (341,973)         303,728         (332,304)
                                                 ---------------    ------------     -----------      -----------      -----------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                                       15,808         236,434                           252,242
 Net change in notes payable                               2,595                                                             2,595
 Proceeds from issuance of
  common stock                                             9,064         (12,040)        315,768         (303,728)           9,064
 Net change in due (to) from
  affiliates                                              (3,337)        319,789        (316,452)
                                                 ---------------    ------------     -----------      -----------      -----------


     Net cash provided by
      financing activities                                 8,322         323,557         235,750         (303,728)         263,901
                                                 ---------------    ------------     -----------      -----------      -----------

Net increase in cash and
 cash equivalents                                                         17,292          (2,235)                           15,057

Cash and cash equivalents at
 beginning of period                                                      58,954          18,099                            77,053
                                                 ---------------    ------------     -----------      -----------      -----------

Cash and cash equivalents at
 end of period                                          $            $    76,246     $    15,864      $                $    92,110
                                                 ===============     ===========     ===========      ===========      ===========

                               AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                     Three Months Ended September 30, 2000
                       (Unaudited, Dollars in Thousands)

                                                     AmeriCredit                         Non-
                                                        Corp.         Guarantors      Guarantors     Eliminations     Consolidated
                                                 ----------------   ------------   -------------   --------------    -------------
Cash flow from operating activities:
 Net income                                             $ 42,273     $    43,038     $    45,211      $   (88,249)     $    42,273
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                           4,410                                             4,410
   Provision for loan losses                                               1,949           4,105                             6,054
   Deferred income taxes                                 (21,663)         (1,345)         28,304                             5,296
   Accretion of present value
    discount                                                                             (19,790)                          (19,790)
   Non-cash gain on sale of
    auto receivables                                                                     (49,436)                          (49,436)
 Distributions from Trusts                                                                49,060                            49,060
 Equity in income of affiliates                          (43,038)        (45,211)                          88,249
 Changes in assets and liabilities:
   Other assets                                           (3,532)            181             995                            (2,356)
   Accrued taxes and expenses                             21,989           3,979          (1,004)                           24,964
                                                 ---------------    ------------    ------------    -------------     ------------

     Net cash provided by
      operating activities                                (3,971)          7,001          57,445                            60,475
                                                 ---------------    ------------    ------------    -------------     ------------

Cash flows from investing activities:
 Purchase of auto receivables                                         (1,402,469)     (1,449,291)       1,449,291       (1,402,469)
 Principal collections and
  recoveries on receivables                                               (4,126)         21,584                            17,458
 Net proceeds from sale of
  auto receivables                                                     1,449,291       1,184,239       (1,449,291)       1,184,239
 Initial deposits to credit
  enhancement assets                                                                     (63,000)                          (63,000)
 Borrowings under credit
  enhancement facility                                                                    27,000                            27,000
 Proceeds from sale of property
  and equipment                                                              157                                               157
 Change in other assets                                                   (5,038)        (21,663)                          (26,701)
 Net change in investment in
  affiliates                                              (1,938)       (616,285)         (6,139)         624,362
                                                 ---------------    ------------    ------------    -------------     ------------

     Net cash used by investing
      activities                                          (1,938)       (578,470)       (307,270)         624,362         (263,316)
                                                 ---------------    ------------    ------------    -------------     ------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                                          350         278,145                           278,495
 Net change in notes payable                              (2,564)                                                           (2,564)
 Proceeds from issuance of
  common stock                                            12,891              (6)        624,368         (624,362)          12,891
 Net change in due (to) from
  affiliates                                              (4,418)        662,961        (658,543)
                                                 ---------------    ------------    ------------    -------------     ------------

     Net cash provided by
      financing activities                                 5,909         663,305         243,970         (624,362)         288,822
                                                 ---------------    ------------    ------------    -------------     ------------

Net increase in cash and
 cash equivalents                                                         91,836          (5,855)                           85,981

Cash and cash equivalents at
 beginning of period                                                      30,705          12,211                            42,916
                                                 ---------------    ------------    ------------    -------------     ------------

Cash and cash equivalents at
 end of period                                          $            $   122,541     $     6,356      $                $   128,897
                                                 ===============    ============    ============    =============     ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates earnings and cash flow primarily from the purchase, securitization and servicing of auto receivables. The Company purchases auto finance contracts from franchised and select independent automobile dealerships and, to a lesser extent, makes auto loans directly to consumers. To fund the acquisition of receivables prior to securitization, the Company utilizes borrowings under its warehouse credit facilities. The Company earns finance charge income on its receivables pending securitization ("receivables held for sale") and pays interest expense on borrowings under its warehouse credit facilities.

The Company periodically sells receivables to securitization trusts ("Trusts") that, in turn, sell asset-backed securities to investors. By securitizing its receivables, the Company is able to lock in the gross interest rate spread between the yield on such receivables and the interest rate payable on the asset-backed securities. The Company recognizes a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized ("serviced receivables").

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 as compared to
----------------------------------------------------
   Three Months Ended September 30, 2000
   -------------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                             Three Months Ended
                                                September 30,
                                      ---------------------------------
                                            2001              2000
                                      ---------------   ---------------
Auto:
  Held for sale                           $ 1,962,955        $  800,684
  Serviced                                  8,794,923         6,238,610
                                      ---------------   ---------------

                                           10,757,878         7,039,294
Other                                                             4,011
                                      ---------------   ---------------

                                          $10,757,878        $7,043,305
                                      ===============   ===============

Average managed receivables outstanding increased by 53% as a result of higher loan purchase volume. The Company purchased $2,035.2 million of auto loans during the three months ended September 30, 2001, compared to purchases of $1,406.8 million during the three months ended September 30, 2000. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to September 30, 1999, were 16% higher for the twelve months ended September 30, 2001, versus the twelve months ended September 30, 2000. The Company operated 248 auto lending branch offices as of September 30, 2001, compared to 198 as of September 30, 2000.

The average new loan size was $16,294 for the three months ended September 30, 2001, compared to $15,098 for the three months ended September 30, 2000. The average percentage rate for loans purchased during the three months ended September 30, 2001 was 18.2%, compared to 19.2% during the three months ended September 30, 2000. Decreasing short-term market interest rates have lowered the Company's cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 113% to $96.8 million for the three months ended September 30, 2001, from $45.4 million for the three months ended September 30, 2000. Finance charge income was higher due primarily to an increase of 145% in average auto receivables held for sale in the three months ended September 30, 2001, versus the three months ended September 30, 2000. The Company's effective yield on its auto receivables held for sale decreased to 19.6% for the three months ended September 30, 2001, from 22.5% for the three months ended September 30, 2000. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the three months ended September 30, 2001, due to lower levels of finance charges earned between the origination date and funding date and lower loan pricing.

The gain on sale of receivables rose by 51% to $92.9 million for the three months ended September 30, 2001, from $61.6 million for the three months ended September 30, 2000. The increase in gain on sale of auto receivables resulted from the sale of $1,725.0 million of receivables in the three months ended September 30, 2001, as compared to $1,200.0 million of receivables sold in the three months ended September 30, 2000. The gain as a percentage of the sales proceeds increased to 5.4% for the three months ended September 30, 2001, from 5.1% for the three months ended September 30, 2000, as a result of a decrease in short-term market interest rates.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                         Three Months Ended
                                           September 30,
                                        --------------------
                                          2001        2000
                                        --------    --------
Cumulative credit losses (including
  deferred gains)                           12.5%       10.8%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts   14.0%       14.0%
    Investment in Trust receivables          9.8%        9.8%
    Restricted cash                          9.8%        9.8%

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

The Company increased the cumulative credit losses used in determining the gain on sale of receivables sold during the three months ended September 30, 2001, to incorporate an increase in credit losses which may result from the general decline in the economy.

Servicing fee income increased to $85.2 million, or 3.8% of average serviced auto receivables, for the three months ended September 30, 2001, compared to $59.3 million, or 3.8% of average serviced auto receivables, for the three months ended September 30, 2000. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the

Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.7% for the three months ended September 30, 2001, compared to 3.8% for the three months ended September 30, 2000. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $32.1 million, or 48%, primarily due to the addition of auto branch offices and loan processing and servicing staff.

The provision for loan losses increased to $14.8 million for the three months ended September 30, 2001, from $6.1 million for the three months ended September 30, 2000, due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.0% for the three months ended September 30, 2001 and 2000.

Interest expense increased to $35.6 million for the three months ended September 30, 2001, from $27.3 million for the three months ended September 30, 2000, due to higher debt levels. Average debt outstanding was $2,253.9 million and $1,020.8 million for the three months ended September 30, 2001 and 2000, respectively. The Company's effective rate of interest paid on its debt decreased to 6.3% from 10.6% as a result of lower short-term market interest rates.

The Company's effective income tax rate was 38.5% for the three months ended September 30, 2001 and 2000.

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

The pro forma portfolio-based earnings data presents the Company's operating results under the assumption that securitization transactions are financings and no gain on sale or servicing fee income is recognized. Instead, finance charges and fees are recognized over the life of the securitized receivables as accrued and interest and other costs related to the asset-backed securities are also recognized as accrued. Credit losses are recorded when the Company repossesses and disposes of the collateral or the account is deemed uncollectable.

While the pro forma portfolio-based earnings data does not purport to present the Company's operating results in accordance with GAAP, the Company believes such presentation provides another measure for assessing the Company's performance.

The pro forma portfolio-based earnings data were as follows (in thousands, except per share data):

                                                                           Three Months Ended
                                                                             September 30,
                                                             --------------------------------------------
                                                                       2001                    2000
                                                             ------------------    ----------------------
Finance charge, fee and other income                                  $ 512,544                 $ 355,826
Funding costs                                                          (179,492)                 (142,397)
                                                             --------------------    ---------------------
Net margin                                                              333,052                   213,429

Credit losses                                                          (104,213)                  (65,547)
Operating expenses                                                      (99,376)                  (67,294)
                                                             --------------------    ---------------------
Pre-tax portfolio-based income                                          129,463                    80,588

Income taxes                                                            (49,843)                  (31,026)
                                                             --------------------    ---------------------
Net portfolio-based income                                            $  79,620                 $  49,562
                                                             --------------------    ---------------------
Diluted portfolio-based earnings per share                            $    0.89                 $    0.59
                                                             ====================    =====================

The pro-forma return on managed assets for the Company's auto business was as follows:

                                                                         Three Months Ended
                                                                            September 30,
                                                             ---------------------------------------------
                                                                       2001                     2000
                                                             --------------------    ---------------------
Finance charge, fee and other income                                         18.9%                    20.0%
Funding costs                                                                (6.6)                    (8.0)
                                                             --------------------    ---------------------

Net margin                                                                   12.3                     12.0
Credit losses                                                                (3.8)                    (3.7)
                                                             --------------------    ---------------------

Risk adjusted margin                                                          8.5                      8.3
Operating expenses                                                           (3.7)                    (3.8)
                                                             --------------------    ---------------------

Pre-tax return on managed assets                                              4.8                      4.5

Income taxes                                                                 (1.9)                    (1.7)
                                                             --------------------    ---------------------

Return on managed assets                                                      2.9%                     2.8%
                                                             ====================     ====================

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, charge-offs are anticipated. The Company records a periodic provision for loan losses as a charge to operations and a related allowance for loan losses in the consolidated balance sheets as a reserve against estimated probable losses in the receivables held for sale portfolio prior to the sale of such receivables in securitization transactions. The Company typically purchases individual finance contracts and collects a non-refundable acquisition fee. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for loan losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of cumulative credit losses expected over the life of the auto receivables sold.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses and the timing of such losses, provisions for loan losses and allowance for loan losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the receivables portfolio. These amounts represent management's best estimate based on currently available information.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                                                     September 30, 2001
                                                         -----------------------------------------------------------------------
                                                               Held for                                             Managed
                                                                 Sale                  Serviced                    Portfolio
----------------------------------------------------------------------------    -------------------        ---------------------

Principal amount of receivables                                   $2,268,495             $9,056,981                  $11,325,476
                                                                                ===================        =====================

Allowance for loan losses                                            (61,225)            $ (983,961)  (a)            $(1,045,186)
                                                         -------------------    ===================        =====================

  Receivables, net                                                $2,207,270
                                                         ===================

Number of outstanding contracts                                      144,634                751,968                      896,602
                                                         ===================    ===================        =====================

Average principal amount of
  outstanding contract (in dollars)                               $   15,684             $   12,044                  $    12,632
                                                         ===================    ===================        =====================

Allowance for loan losses as a
  percentage of receivables                                              2.7%                  10.9%                         9.2%
                                                         ===================    ===================        =====================

(a) The allowance for loan losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                                         September 30, 2001                      September 30, 2000
                                               ------------------------------------    ------------------------------------
                                                      Amount              Percent             Amount              Percent
                                               -------------------   --------------    -------------------   --------------
Delinquent contracts:
  31 to 60 days                                         $  869,137              7.7%              $542,041              7.3%
  Greater than 60 days                                     351,001              3.1                178,209              2.4
                                               -------------------   --------------    -------------------   --------------

                                                         1,220,138             10.8                720,250              9.7
  In repossession                                          117,924              1.0                 58,666              0.8
                                               -------------------   --------------    -------------------   --------------

                                                        $1,338,062             11.8%              $778,916             10.5%
                                               ===================   ==============    ===================   ==============

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.7% for the three months ended September 30, 2001 and 2000. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):

                                                                                                    Three Months Ended
                                                                                                       September 30,
                                                                                     ----------------------------------------------
                                                                                               2001                     2000
                                                                                     ---------------------    ---------------------
Net charge-offs:
  Held for sale                                                                                   $  8,263                  $ 2,835
  Serviced                                                                                          95,950                   62,712
                                                                                     ---------------------    ---------------------

                                                                                                  $104,213                  $65,547
                                                                                     =====================    =====================

Net charge-offs as an annualized
  percentage of average managed
  auto receivables outstanding                                                                         3.8%                     3.7%
                                                                                     =====================    =====================

Net recoveries as a percentage of
  gross repossession charge-offs                                                                      49.6%                    52.4%
                                                                                     =====================    =====================

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                            --------------------------------------------
                                                                                     2001                    2000
                                                                            --------------------    --------------------

Operating activities                                                                   $  83,460               $  60,475
Investing activities                                                                    (332,304)               (263,316)
Financing activities                                                                     263,901                 288,822
                                                                            --------------------    --------------------

Net increase in cash and cash equivalents                                              $  15,057               $  85,981
                                                                            ====================    ====================

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

The Company required cash of $2,011.0 million and $1,402.5 million for the purchase of auto finance contracts during the three months ended September 30, 2001 and 2000, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has six separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2,350.0 million. Two of the commercial paper facilities provide for available structured warehouse financing of $600.0 million and $250.0 million, respectively, through September 2002. An additional facility provides for available structured warehouse financing of $500.0 million through March 2002. Other facilities provide for available structured warehouse financing of $200.0 million through May 2002 and $500.0 million through June 2002. The remaining facility provides for multi-year structured warehouse financing with availability of $300.0 million through June 2004. A total of $465.2 million was outstanding under these facilities as of September 30, 2001.

The Company also has two funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million and $750.0 million, respectively, of proceeds are available through the terms of the agreements. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The first agreement matures in December 2003 and the second agreement matures in June 2004. A total of

$1,250.0 million was outstanding under these facilities as of September 30, 2001.

In August 2001, the Company's Canadian subsidiary replaced its $40.0 million Cdn. convertible revolving term credit agreement with a revolving credit agreement, under which the subsidiary may borrow up to $150.0 million Cdn., subject to a defined borrowing base. The credit agreement expires in August 2002. A total of $39.9 million was outstanding under the Canadian facility as of September 30, 2001.

As is customary in the Company's industry, certain of the Company's warehouse credit facilities need to be renewed on an annual basis. The Company has historically been successful in renewing and expanding these facilities on an annual basis. If the Company was unable to renew these facilities on acceptable terms, there could be a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company has completed twenty-eight auto receivable securitization transactions through September 30, 2001. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows (dollars in millions):

                                                                      Original                       Balance at
Transaction (a)                        Date                            Amount                    September 30, 2001
------------------      --------------------------------      -----------------------      -----------------------------

1998-A                                     February 1998                    $   425.0                          $    47.6
1998-B                                          May 1998                        525.0                               75.2
1998-C                                       August 1998                        575.0                              106.4
1998-D                                     November 1998                        625.0                              140.2
1999-A                                     February 1999                        700.0                              186.5
1999-B                                          May 1999                      1,000.0                              330.2
1999-C                                       August 1999                      1,000.0                              407.7
1999-D                                      October 1999                        900.0                              402.0
2000-A                                     February 2000                      1,300.0                              661.0
2000-B                                          May 2000                      1,200.0                              709.0
2000-C                                       August 2000                      1,100.0                              742.3
2000-1                                     November 2000                        495.0                              346.8
2000-D                                     November 2000                        600.0                              463.1
2001-A                                     February 2001                      1,400.0                            1,147.6
2001-1                                        April 2001                      1,089.0                              939.7
2001-B                                         July 2001                      1,850.0                            1,804.4
2001-C                                    September 2001                      1,600.0                            1,592.9
                                                              -----------------------      -----------------------------

                                                                            $16,384.0                          $10,102.6
                                                              =======================      =============================

(a) Transactions 1994-A, 1995-A and B, 1996-A, B, C and D, 1997-A, B, C and D originally totaling $1,995.5 million have been paid off as of September 30, 2001.

In connection with securitization transactions, the Company is required to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust's pool of receivables, excess cash flows are distributed to the Company.

Although the aggregate amount of excess cash flow does not change, the timing of the Company's receipt of excess cash flow distributions is dependent on the type of structure used. Since November 1997, the Company has employed a structure that utilizes reinsurance and other alternative credit enhancements to reduce the required initial credit enhancement deposit. Under this structure, the Company expects to begin to receive excess cash flow distributions approximately 14 to 16 months after receivables are securitized.

The reinsurance used to reduce the Company's initial cash deposit has typically been arranged by the insurer of the asset-backed securities. As of September 30, 2001, the Company had commitments from the insurer for an additional $275.5 million of reinsurance. These commitments expire in December 2002. In addition, the Company has a credit enhancement facility with a financial institution under which the Company may borrow up to $225 million to fund a portion of the initial cash deposit in securitization transactions through October 2001, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility are collateralized by the Company's credit enhancement assets. A total of $66.7 million was outstanding under this facility at September 30, 2001.

During fiscal 2001, the Company completed two securitization transactions (2000-1 and 2001-1) involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The Company's other securitization transactions have included the sale of senior asset-backed securities only and the purchase of a financial guaranty insurance policy for the benefit of investors. The subordinate asset-backed securities replace a portion of the Company's initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance or other alternative credit enhancements described in the preceding paragraph.

Initial deposits for credit enhancement purposes were $80.8 million and $63.0 million for the three months ended September 30, 2001 and 2000, respectively. Borrowings under the credit enhancement facility were $46.3 million and $27.0 million for the three months ended September 30, 2001 and 2000, respectively. Excess cash flows distributed to the Company were $70.7 million and $49.1 million for the three months ended September 30, 2001 and 2000, respectively.

With respect to the Company's securitization transactions covered by a financial guaranty policy, certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of September 30, 2001, none of the Company's securitizations had delinquency, default or net loss ratios in excess of the targeted levels.

The Company operated 248 auto lending branch offices as of September 30, 2001, and plans to open an additional 5 to 9 branches through the remainder of fiscal 2002 and expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of September 30, 2001, the Company had $92.1 million in cash and cash equivalents. The Company also had available borrowing capacity of $154.5 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company believes that its existing capital resources along with expected cash flows from operating activities will be sufficient to fund the Company's liquidity needs, exclusive of the purchase of auto finance contracts, for fiscal 2002.

However, the Company anticipates that it will require additional external capital in the form of securitization transactions, renewal and expansion of its existing warehouse credit facilities and implementation of new warehouse credit facilities in order to fund auto loan purchases in fiscal 2002. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company's ability to manage interest rate risk. First, auto finance contracts are purchased at fixed interest rates, while the amounts borrowed under warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the auto finance contracts purchased by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date receivables are purchased and the completion and pricing of securitization transactions. In addition, the securities issued by the Trusts in the Company's securitization transactions may bear interest at floating rates that are subject to monthly adjustment to reflect prevailing market interest rates.

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

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company's securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates

("LIBOR"). The floating rates on securities issued by the Trusts are indexed to LIBOR. The Company uses Interest Rate Swap agreements to convert the floating rate exposures on these securities to a fixed rate. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company's risk tolerance.

The Company also utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" rate. The interest rate cap agreement purchaser bears no obligation or liability if interest rates fall below the "cap" rate. The Company's special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. The Company simultaneously sells a corresponding interest rate cap agreement in order to offset the purchased interest rate cap agreement.

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

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains several "forward-looking statements". Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company's filings and reports with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended June 30, 2001. It is advisable not to place undue reliance on the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Two proceedings in which the Company is a defendant have been brought in the form of class action complaints. One lawsuit, pending in Superior Court in the State of California, claims that certain loan pricing structures used by the Company violate various California laws. Several other lawsuits with identical or similar claims are pending in the same California court against other banks and finance companies (all such lawsuits were filed by the same plaintiffs' counsel). In one of these companion cases, the Superior Court has recently dismissed the plaintiffs' lawsuit for failure to state claims that are actionable under California law; the Company anticipates that this favorable ruling will be applied by the Superior Court to dismiss the plaintiffs' claims in the other cases, including the case against the Company. The plaintiffs have advised the Company that they plan to appeal the Superior Court's ruling on a consolidated basis following final entry of dismissal in all companion cases, including the case against the Company. Another lawsuit, pending in United States District Court, Southern District of West Virginia, alleges that the Company participated in a scheme with certain automobile dealerships located in West Virginia to provide inaccurate or misleading disclosures that failed to meet the requirements of the Truth in Lending Act and Regulation Z, and imposed hidden or undisclosed finance charges in excess of statutory limitations in West Virginia. Discovery has commenced in this litigation, but no rulings have been made or are pending regarding class certification. In the opinion of management, both of the class action lawsuits described above are without merit and the Company intends to defend vigorously.

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

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits:

               10.1 Amendment No. 3, dated as of September 28, 2001, to the Sale and Servicing Agreement, dated as of September 14, 2000, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank
               10.2 Amendment No. 1, dated as of September 28, 2001, to the Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto from time to time
               10.3 Fourth Amendment to Security Agreement and Note Purchase Agreement, dated as of September 26, 2001, to the Security Agreement and Note Purchase Agreement, dated as of September 30, 1999, by and among AmeriCredit BOA Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. II, Kitty Hawk Funding Corporation, and Bank of America, N.A.
               10.4 Credit Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc.
               10.5 Security Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd. and Merrill Lynch Capital Canada Inc.
               10.6 Release of Security Interest, dated as of August 23, 2001, by the Bank of Nova Scotia in favor of AmeriCredit Financial Services of Canada Ltd. issued in connection with the termination of a credit facility
               11.1  Statement Re:  Computation of Per Share Earnings

                (b)    Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2001.

                Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended September 30, 2001 reporting monthly information related to securitization trusts.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AmeriCredit Corp.
                                       ------------------------------------
                                              (Registrant)

Date:  November 14, 2001        By:     /s/ Daniel E. Berce
                                       ------------------------------------
                                               (Signature)

                                          Daniel E. Berce
                                          Vice Chairman and
                                          Chief Financial Officer