Form 10-Q
period 2001-12-31
AMERICREDIT CORP
filed 2002-02-14
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-10667

                                AmeriCredit Corp.
                                -----------------

             (Exact name of registrant as specified in its charter)

              Texas                                        75-2291093
 ---------------------------------             ---------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                      Identification No.)

             801 Cherry Street, Suite 3900, Fort Worth, Texas 76102
        ----------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (817) 302-7000
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 84,867,794 shares of common stock, $0.01 par value outstanding as of January 31, 2002.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.    FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
         Item 1.   Financial Statements (unaudited)

                Consolidated Balance Sheets - December 31, 2001
                and June 30, 2001 ............................................ 3

                Consolidated Statements of Income and Comprehensive
                Income - Three Months and Six Months Ended December
                31, 2001 and 2000 ............................................ 4

                Consolidated Statements of Cash Flows - Six Months
                Ended December 31, 2001 and 2000 ............................. 5

                Notes to Consolidated Financial Statements ................... 6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...................... 18

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk .............................................. 34

Part II.   OTHER INFORMATION

         Item 1.   Legal Proceedings ........................................ 35

         Item 2.   Changes in Securities .................................... 35

         Item 3.   Defaults upon Senior Securities .......................... 35

         Item 4.   Submission of Matters to a Vote of Security Holders ...... 35

         Item 5.   Other Information ........................................ 36

         Item 6.   Exhibits and Reports on Form 8-K ......................... 36

SIGNATURE ................................................................... 37

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                         December 31, 2001   June 30, 2001
                                                         -----------------   -------------
                             ASSETS

Cash and cash equivalents                                         $ 95,509        $ 77,053
Receivables held for sale, net                                   2,300,486       1,921,465
Interest-only receivables from Trusts                              412,352         387,895
Investments in Trust receivables                                   549,319         493,022
Restricted cash                                                    539,003         270,358
Property and equipment, net                                         99,100          67,828
Other assets                                                       274,543         167,286
                                                           ---------------   -------------
    Total assets                                                $4,270,312      $3,384,907
                                                           ===============   =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                                   $1,929,552      $1,502,879
  Credit enhancement facility                                      193,800          36,319
  Senior notes                                                     375,000         375,000
  Other notes payable                                               52,571          23,077
  Funding payable                                                   99,162          60,460
  Accrued taxes and expenses                                       153,283         114,041
  Interest rate swap and cap agreements                            110,886          82,796
  Deferred income taxes                                            120,770         130,139
                                                           ---------------   -------------
     Total liabilities                                           3,035,024       2,324,711
                                                           ---------------   -------------
Shareholders' equity:
  Preferred stock, $0.01 par value per share;
    20,000,000 shares authorized, none issued
  Common stock, $0.01 par value per share;
    230,000,000 and 120,000,000 shares authorized;
    91,057,552 and 89,853,792 shares issued                            911             899
  Additional paid-in capital                                       549,107         520,077
  Accumulated other comprehensive income                            59,812          73,689
  Retained earnings                                                644,296         484,963
                                                           ---------------   -------------
                                                                 1,254,126       1,079,628
  Treasury stock, at cost (6,242,970 and
    6,439,737 shares)                                              (18,838)        (19,432)
                                                           ---------------   -------------
    Total shareholders' equity                                   1,235,288       1,060,196
                                                           ---------------   -------------
    Total liabilities and shareholders' equity                  $4,270,312      $3,384,907
                                                           ===============   =============

 The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                                Three Months Ended              Six Months Ended
                                                   December 31,                   December 31,
                                                   ------------                   ------------
                                               2001            2000           2001           2000
                                           --------------------------------------------------------
Revenue
  Finance charge income                      $ 80,027       $ 52,095       $176,824        $ 97,495
  Gain on sale of receivables                 108,690         71,173        201,620         132,759
  Servicing fee income                         94,571         63,435        179,806         122,705
  Other income                                  3,377          1,906          6,250           4,991
                                           --------------------------------------------------------
                                              286,665        188,609        564,500         357,950
                                           --------------------------------------------------------
Costs and expenses
  Operating expenses                          108,390         73,201        207,766         140,495
  Provision for loan losses                    16,667          7,271         31,509          13,325
  Interest expense                             30,557         29,370         66,147          56,626
                                           --------------------------------------------------------
                                              155,614        109,842        305,422         210,446
                                           --------------------------------------------------------

Income before income taxes                    131,051         78,767        259,078         147,504

Income tax provision                           50,455         30,325         99,745          56,789
                                           --------------------------------------------------------

  Net income                                   80,596         48,442        159,333          90,715
                                           --------------------------------------------------------

Other comprehensive income
  Unrealized gains on
    credit enhancement assets                  19,146         53,203            978          83,517
  Unrealized gains (losses) on
    cash flow hedges                            8,014        (30,323)       (23,543)        (46,284)
  Income tax (provision) benefit              (10,456)        (8,809)         8,688         (14,334)
                                           --------------------------------------------------------

  Comprehensive income                       $ 97,300       $ 62,513       $145,456        $113,614
                                           ========================================================


Earnings per share
  Basic                                      $   0.95       $   0.62       $   1.89        $   1.17
                                           ========================================================
  Diluted                                    $   0.91       $   0.57       $   1.79        $   1.08
                                           ========================================================


Weighted average shares outstanding        84,546,353     78,261,907     84,217,345      77,757,716
                                           ========================================================
Weighted average shares and
  assumed incremental shares               88,669,914     84,418,806     89,253,406      83,888,520
                                           ========================================================

 The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                            Six Months Ended December 31,
                                                            -----------------------------
                                                                 2001           2000
                                                             ------------   -----------
Cash flows from operating activities
 Net income                                                  $    159,333   $    90,715
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                    11,923         9,997
  Provision for loan losses                                        31,509        13,325
  Deferred income taxes                                            15,299         9,617
  Accretion of present value discount                             (56,266)      (39,532)
  Non-cash gain on sale of receivables                           (189,537)     (103,546)
 Distributions from Trusts                                        127,863       107,069
 Changes in assets and liabilities:
  Other assets                                                    (28,295)      (14,634)
  Accrued taxes and expenses                                       39,242        29,563
                                                             ------------  ------------

      Net cash provided by operating activities                   111,071       102,574
                                                             ------------  ------------

Cash flows from investing activities
  Purchases of receivables                                     (4,068,120)   (2,807,219)
  Principal collections and recoveries on receivables             117,698        36,797
  Net proceeds from sale of receivables                         3,578,594     2,466,523
  Initial deposits to credit enhancement assets                  (255,500)     (106,000)
  Purchases of property and equipment                             (24,652)       (7,056)
  Change in other assets                                          (74,415)       (8,935)
                                                             ------------  ------------

      Net cash used by investing activities                      (726,395)     (425,890)
                                                             ------------  ------------

Cash flows from financing activities
  Net change in warehouse credit facilities                       426,673       268,950
  Borrowings under credit enhancement facility                    182,500        39,000
  Net change in notes payable                                      10,951        (5,373)
  Proceeds from issuance of common stock                           13,656        18,410
                                                             ------------  ------------

      Net cash provided by financing activities                   633,780       320,987
                                                             ------------  ------------

Net increase (decrease) in cash and cash equivalents               18,456       (2,329)

Cash and cash equivalents at beginning of period                   77,053        42,916
                                                             ------------  ------------

Cash and cash equivalents at end of period                   $     95,509   $    40,587
                                                             ============   ===========

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

The consolidated financial statements as of December 31, 2001, and for the six months ended December 31, 2001 and 2000, are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                          December 31, 2001      June 30, 2001
                                          -----------------      -------------

Auto receivables                                 $2,366,256         $1,973,828

Less allowance for loan losses                      (65,770)           (52,363)
                                          -----------------      -------------

                                                 $2,300,486         $1,921,465
                                          =================      =============

A summary of the allowance for loan losses is as follows (in thousands):

                                     Three Months Ended      Six Months Ended
                                        December 31,           December 31,
                                        ------------           ------------
                                       2001      2000        2001       2000
                                    -------------------------------------------

Balance at beginning of period      $ 61,225   $ 30,994    $ 52,363    $ 24,374
Provision for loan losses             16,667      7,271      31,509      13,325
Acquisition fees                      38,774     32,184      79,948      64,216
Allowance related to receivables
  sold to Trusts                     (37,351)   (33,711)    (76,242)    (62,342)
Net charge-offs                      (13,545)    (3,388)    (21,808)     (6,223)
                                    -------------------------------------------

Balance at end of period            $ 65,770   $ 33,350    $ 65,770    $ 33,350
                                    ===========================================

NOTE 3 - CREDIT ENHANCEMENT ASSETS

During the six months ended December 31, 2001 and 2000, the Company sold $3,650.0 million and $2,500.0 million, respectively, of auto receivables in securitization transactions and recognized pre-tax gains of $201.6 million and $132.8 million, respectively. The Company retained servicing responsibilities and interests in the receivables in the form of credit enhancement assets. As of December 31 and June 30, 2001, the Company was servicing $10,014.9 million and $8,229.9 million, respectively, of auto receivables which have been sold to special purpose financing trusts (the "Trusts"). The Trusts and the investors in the asset-backed securities sold by the Trusts have no recourse to the Company's assets other than the credit enhancement assets. The credit enhancement assets are subordinate to the interests of the investors in the Trusts and the value of such assets is subject to the credit risks related to the receivables sold to the Trusts.

Credit enhancement assets consist of the following (in thousands):

                                             December 31, 2001    June 30, 2001
                                             -----------------    -------------

Interest-only receivables from Trusts               $  412,352       $  387,895
Investments in Trust receivables                       549,319          493,022
Restricted cash                                        539,003          270,358
                                             -----------------    -------------

                                                    $1,500,674       $1,151,275
                                             =================    =============

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                               Three Months Ended          Six Months Ended
                                                  December 31,               December 31,
                                                  ------------               ------------
                                               2001         2000          2001          2000
                                            ----------------------------------------------------
Balance at beginning of period              $1,244,817   $  922,473    $1,151,275    $  824,618
Non-cash gain on sale of auto
  receivables                                   99,859       54,110       189,537       103,546
Accretion of present value discount             28,424       19,742        56,266        39,532
Initial deposits to credit enhancement
  assets                                       174,750       43,000       255,500       106,000
Payments on credit enhancement facility         (9,192)     (15,141)      (25,019)      (30,766)
Change in unrealized gain                       19,146       53,203           978        83,517
Distributions from Trusts                      (57,130)     (58,009)     (127,863)     (107,069)
                                            ----------------------------------------------------

Balance at end of period                    $1,500,674   $1,019,378    $1,500,674    $1,019,378
                                            ====================================================

A summary of the allowance for loan losses included as a component of the interest-only receivables is as follows (in thousands):

                                                Three Months Ended          Six Months Ended
                                                   December 31,               December 31,
                                                   ------------               ------------
                                                2001         2000        2001         2000
                                             -----------------------------------------------
Balance at beginning of period               $  983,961    $623,743   $  868,184   $ 563,102
Assumptions for cumulative credit losses        225,650     139,949      437,377     263,302
Net charge-offs                                (116,367)    (67,838)    (212,317)   (130,550)
                                             -----------------------------------------------

Balance at end of period                     $1,093,244    $695,854   $1,093,244   $ 695,854
                                             ===============================================

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                                         December 31, 2001   June 30, 2001
                                         -----------------   -------------

Commercial paper facilities                     $  600,571      $  228,794
Medium term notes                                1,250,000       1,250,000
Canadian credit agreement                           78,981          24,085
                                         -----------------   -------------

                                                $1,929,552      $1,502,879
                                         =================   =============

The Company has seven separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2,850.0 million. Certain of the commercial paper facilities provide for available structured warehouse financing of $600.0 million and $250.0 million, respectively, through September 2002, $500.0 million through March 2002 and $200.0 million through May 2002; these facilities are renewable annually. The remaining facilities provide for multi-year structured warehouse financing with availability of $500.0 million through November 2003, $300.0 million through June 2004 and $500.0 million through December 2004.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of December 31 and June 30, 2001, these restricted cash accounts totaled $17.6 million and $6.0 million, respectively, and are included in other assets in the consolidated balance sheets. As of December 31 and June 30, 2001, $651.4 million and $254.7 million, respectively, of auto receivables held for sale were pledged under these funding agreements.

The Company also has two funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million and $750.0 million, respectively, of proceeds are available through the terms of the agreements. Under these arrangements, the conduits sold medium term notes and delivered the proceeds to special purpose finance subsidiaries of the Company. These subsidiaries in turn issued notes, collateralized by auto receivables and cash, to the agents. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, during the term of the agreements, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The first agreement matures in December 2003 and the second agreement matures in June 2004. While the special purpose finance subsidiaries are included in the Company's consolidated financial statements, the subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by the subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. The notes issued by the subsidiaries under the funding agreements bear interest at LIBOR plus specified fees. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral under the notes. As of December 31 and June 30, 2001, these restricted cash accounts totaled $39.8 million and $28.3 million, respectively, and are included in other assets in the consolidated balance sheets. As of December 31 and June 30, 2001, $1,280.5 million and $1,293.8 million, respectively, of auto receivables held for sale were pledged under these funding agreements.

The Company's Canadian subsidiary has a revolving credit agreement, under which the subsidiary may borrow up to $150.0 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian Bankers Acceptance Rate plus specified fees. The credit agreement, which expires in August 2002, contains various covenants requiring certain minimum financial ratios and results.

NOTE 5 - CREDIT ENHANCEMENT FACILITY

The Company has a credit enhancement facility with a financial institution which the Company used to fund a portion of the initial restricted cash deposit required in certain of its securitization transactions. Borrowings under the credit enhancement facility were available on a revolving basis through October

2001 after which time outstanding borrowings are payable over time based on future excess cash flows from certain of the Trusts. The facility contains covenants requiring certain asset performance ratios. The Company has alternatively utilized reinsurance arrangements to reduce the initial restricted cash deposit on other of its securitization transactions. These reinsurance arrangements do not represent funded debt, and therefore are not recorded as such on the Company's consolidated balance sheets.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                                         Six Months Ended
                                                           December 31,
                                                           ------------
                                                        2001         2000
                                                      ---------------------

Interest costs (none capitalized)                     $ 65,335     $ 55,257
Income taxes                                            40,097       31,897

During the six months ended December 31, 2001 and 2000, the Company entered into capital lease agreements for property and equipment of $18.5 million and $1.1 million, respectively.

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2001, the Company had interest rate swap agreements with underlying notional amounts of $1,697.7 million and $1,719.2 million, respectively. These agreements had unrealized losses of approximately $87.7 million and $64.2 million as of December 31 and June 30, 2001, respectively. As of December 31, 2001, the ineffectiveness related to the interest rate swap agreements was not material. The Company estimates that unrealized losses included in other comprehensive income that will be reclassified into earnings within the next twelve months will not be significant. Under the terms of the interest rate swap agreements, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the interest rate swap agreements exceed an agreed upon amount. As of December 31 and June 30, 2001, these restricted cash accounts totaled $74.7 million and $41.9 million, respectively, and are included in other assets in the consolidated balance sheets.

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

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                December 31, 2001
                        (Unaudited, Dollars in Thousands)


                                      AmeriCredit                         Non-
                                         Corp.         Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
ASSETS

Cash and cash equivalents                              $     89,095      $    6,414                      $   95,509
Receivables held for sale, net                              332,279       1,968,207                       2,300,486
Interest-only receivables
  from Trusts                                                               412,352                         412,352
Investments in Trust
  receivables                                                               549,319                         549,319
Restricted cash                                                             539,003                         539,003
Property and equipment, net              $      349          98,751                                          99,100
Other assets                                  9,179         184,577          80,787                         274,543
Due (to) from affiliates                    860,655      (2,648,770)      1,788,115
Investment in affiliates                    758,349       2,950,651          22,167    $(3,731,167)
                                     --------------- --------------- --------------- --------------- ---------------

    Total assets                         $1,628,532    $  1,006,583      $5,366,364    $(3,731,167)      $4,270,312
                                     =============== =============== =============== =============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                          $     78,981      $1,850,571                      $1,929,552
  Credit enhancement facility                                               193,800                         193,800
  Senior notes                           $  375,000                                                         375,000
  Other notes payable                        52,571                                                          52,571
  Funding payable                                            98,388             774                          99,162
  Accrued taxes and expenses                 58,076          88,431           6,776                         153,283
  Interest rate swap and
    cap agreements                                          110,886                                         110,886
  Deferred income taxes                     (92,403)        (14,705)        227,878                         120,770
                                     --------------- --------------- --------------- --------------- ---------------

    Total liabilities                       393,244         361,981       2,279,799                       3,035,024
                                     --------------- --------------- --------------- --------------- ---------------
Shareholders' equity:
  Common stock                                  911                                                             911
  Additional paid-in capital                549,107          39,308       2,216,804    $(2,256,112)         549,107
  Accumulated other
    comprehensive income                     59,812        (53,936)         113,748        (59,812)          59,812
  Retained earnings                         644,296         659,230         756,013     (1,415,243)         644,296
                                     --------------- --------------- --------------- --------------- ---------------

                                          1,254,126         644,602       3,086,565     (3,731,167)       1,254,126

  Treasury stock                            (18,838)                                                        (18,838)
                                     --------------- --------------- --------------- --------------- ---------------

    Total shareholders' equity            1,235,288         644,602       3,086,565     (3,731,167)       1,235,288
                                     --------------- --------------- --------------- --------------- ---------------
    Total liabilities and
      shareholders' equity               $1,628,532    $  1,006,583      $5,366,364    $(3,731,167)      $4,270,312
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 2001
                             (Dollars in Thousands)

                                           AmeriCredit                    Non-
                                              Corp.     Guarantors    Guarantors    Eliminations     Consolidated
                                          ------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                              $    58,954    $   18,099                     $   77,053
Receivables held for sale, net                             390,264     1,531,201                      1,921,465
Interest-only receivables
  from Trusts                                               13,686       374,209                        387,895
Investments in Trust receivables                                         493,022                        493,022
Restricted cash                                                          270,358                        270,358
Property and equipment, net               $      349        67,479                                       67,828
Other assets                                   9,606       117,058        40,622                        167,286
Due (to) from affiliates                     867,418    (2,171,157)    1,303,739
Investment in affiliates                     605,397     2,286,788        16,995    $(2,909,180)
                                          ------------------------------------------------------------------------

    Total assets                          $1,482,770   $   763,072    $4,048,245    $(2,909,180)     $3,384,907
                                          ========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Warehouse credit facilities                          $    24,085    $1,478,794                     $1,502,879
  Credit enhancement facility                                             36,319                         36,319
  Senior notes                            $  375,000                                                    375,000
  Other notes payable                         23,077                                                     23,077
  Funding payable                                           60,018           442                         60,460
  Accrued taxes and expenses                  15,316        90,271         8,454                        114,041
  Interest rate swap and
    cap agreements                                          82,796                                       82,796
  Deferred income taxes                        9,181        (8,209)      129,167                        130,139
                                          ------------------------------------------------------------------------

  Total liabilities                          422,574       248,961     1,653,176                      2,324,711
                                          ------------------------------------------------------------------------

Shareholders' equity:
  Common stock                                   899                                                        899
  Additional paid-in capital                 520,077        51,768     1,699,642    $(1,751,410)        520,077
  Accumulated other comprehensive
    income                                    73,689       (39,456)      113,145        (73,689)         73,689
  Retained earnings                          484,963       501,799       582,282     (1,084,081)        484,963
                                          ------------------------------------------------------------------------

                                           1,079,628       514,111     2,395,069     (2,909,180)      1,079,628

  Treasury stock                             (19,432)                                                   (19,432)
                                          ------------------------------------------------------------------------

    Total shareholders' equity             1,060,196       514,111     2,395,069     (2,909,180)      1,060,196
                                          ------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity                $1,482,770   $   763,072    $4,048,245    $(2,909,180)     $3,384,907
                                          ========================================================================

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 2001
                        (Unaudited, Dollars in Thousands)


                                       AmeriCredit                        Non-
                                          Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
Revenue
  Finance charge income                                    $ 45,340        $131,484                        $176,824
  Gain on sale of receivables                                15,354         186,266                         201,620
  Servicing fee income                                      134,339          45,467                         179,806
  Other income                             $ 22,526         266,318         159,061      $(441,655)           6,250
  Equity in income of
    affiliates                              160,985         173,731                       (334,716)
                                     --------------- --------------- --------------- --------------- ---------------

                                            183,511         635,082         522,278       (776,371)         564,500
                                     --------------- --------------- --------------- --------------- ---------------
Costs and expenses
  Operating expenses                          5,026         190,985          11,755                         207,766
  Provision for loan losses                                   5,209          26,300                          31,509
  Interest expense                           20,187         285,882         201,733       (441,655)          66,147
                                     --------------- --------------- --------------- --------------- ---------------

                                             25,213         482,076         239,788       (441,655)         305,422
                                     --------------- --------------- --------------- --------------- ---------------

Income before income taxes                  158,298         153,006         282,490       (334,716)         259,078

Income tax (benefit) provision               (1,035)         (7,979)        108,759                          99,745
                                     --------------- --------------- --------------- --------------- ---------------

Net income                                 $159,333        $160,985        $173,731      $(334,716)        $159,333
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                         Consolidating Income Statement
                       Six Months Ended December 31, 2000
                        (Unaudited, Dollars in Thousands)


                                       AmeriCredit                        Non-
                                          Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                     --------------- --------------- --------------- --------------- ---------------
Revenue
  Finance charge income                                    $ 41,009        $ 56,486                        $ 97,495
  Gain on sale of receivables              $   (263)         18,611         114,411                         132,759
  Servicing fee income                                       87,162          35,543                         122,705
  Other income                               22,526         153,446         270,888      $(441,869)           4,991
  Equity in income of
    affiliates                               92,180          88,673                       (180,853)
                                     --------------- --------------- --------------- --------------- ---------------

                                            114,443         388,901         477,328       (622,722)         357,950
                                     --------------- --------------- --------------- --------------- ---------------
Costs and expenses
  Operating expenses                          4,822         118,366          17,307                         140,495
  Provision for loan losses                                   4,054           9,271                          13,325
  Interest expense                           19,823         172,106         306,566       (441,869)          56,626
                                     --------------- --------------- --------------- --------------- ---------------

                                             24,645         294,526         333,144       (441,869)         210,446
                                     --------------- --------------- --------------- --------------- ---------------

Income before income taxes                   89,798          94,375         144,184       (180,853)         147,504

Income tax (benefit) provision                 (917)          2,195          55,511                          56,789
                                     --------------- --------------- --------------- --------------- ---------------
Net income                                 $ 90,715        $ 92,180        $ 88,673      $(180,853)        $ 90,715
                                     =============== =============== =============== =============== ===============

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                       Six Months Ended December 31, 2001
                        (Unaudited, Dollars in Thousands)

                                             AmeriCredit                       Non-
                                                Corp.        Guarantors     Guarantors     Eliminations    Consolidated
                                           --------------- -------------- --------------- --------------- ---------------
Cash flow from operating activities:
 Net income                                     $ 159,333    $   160,985     $   173,731     $  (334,716)    $   159,333
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                  11,923                                          11,923
   Provision for loan losses                                       5,209          26,300                          31,509
   Deferred income taxes                          (85,604)         2,569          98,334                          15,299
   Accretion of present value
    discount                                                                     (56,266)                        (56,266)
   Non-cash gain on sale of
    receivables                                                                 (189,537)                       (189,537)
 Distributions from Trusts                                                       127,863                         127,863
 Equity in income of affiliates                  (160,985)      (173,731)                        334,716
 Changes in assets and liabilities:
   Other assets                                       427        (25,375)         (3,347)                        (28,295)
   Accrued taxes and expenses                      42,760         (1,840)         (1,678)                         39,242
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash (used) provided by
      operating activities                        (44,069)       (20,260)        175,400                         111,071
                                           --------------- -------------- --------------- --------------- ---------------

Cash flows from investing activities:
 Purchase of receivables                                      (4,068,120)     (4,161,160)      4,161,160      (4,068,120)
 Principal collections and
  recoveries on receivables                                       (1,894)        119,592                         117,698
 Net proceeds from sale of
  receivables                                                  4,161,160       3,578,594      (4,161,160)      3,578,594
 Initial deposits to credit
  enhancement assets                                                            (255,500)                       (255,500)
 Purchases of property and
  equipment                                                      (24,652)                                        (24,652)
 Change in other assets                                          (37,597)        (36,818)                        (74,415)
 Net change in investment in
  affiliates                                       (5,844)      (493,688)         (5,170)        504,702
                                           --------------- -------------- --------------- --------------- ---------------
    Net cash used by investing
      activities                                   (5,844)      (464,791)       (760,462)        504,702        (726,395)
                                           --------------- -------------- --------------- --------------- ---------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                               54,896         371,777                         426,673
 Borrowings under credit
  enhancement facility                                                           182,500                         182,500
 Net change in notes payable                       10,951                                                         10,951
 Proceeds from issuance of
  common stock                                     13,656        (12,460)        517,162        (504,702)         13,656
 Net change in due (to) from
  affiliates                                       25,306        472,756        (498,062)
                                           --------------- -------------- --------------- --------------- ---------------
     Net cash provided by
      financing activities                         49,913        515,192         573,377        (504,702)        633,780
                                           --------------- -------------- --------------- --------------- ---------------
Net increase (decrease) in cash
 and cash equivalents                                             30,141         (11,685)                         18,456

Cash and cash equivalents at
 beginning of period                                              58,954          18,099                          77,053
                                           --------------- -------------- --------------- --------------- ---------------
Cash and cash equivalents at
 end of period                                  $            $    89,095     $     6,414     $               $    95,509
                                           =============== ============== =============== =============== ===============

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flows
                       Six Months Ended December 31, 2000
                        (Unaudited, Dollars in Thousands)

                                              AmeriCredit                        Non-
                                                 Corp.        Guarantors      Guarantors     Eliminations    Consolidated
                                             -------------   ------------    ------------    ------------    ------------
Cash flow from operating activities:
 Net income                                      $ 90,715       $ 92,180        $ 88,673      $(180,853)        $ 90,715
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                   9,997                                           9,997
   Provision for loan losses                                       4,054           9,271                          13,325
   Deferred income taxes                         (48,101)          2,206          55,512                           9,617
   Accretion of present value
    discount                                                                    (39,532)                        (39,532)
   Non-cash gain on sale of
    receivables                                                                (103,546)                       (103,546)
 Distributions from Trusts                                                       107,069                         107,069
 Equity in income of affiliates                  (92,180)       (88,673)                         180,853
 Changes in assets and liabilities:
   Other assets                                       215       (16,774)           1,925                        (14,634)
   Accrued taxes and expenses                      15,547         13,240             776                          29,563
                                             -------------   ------------    ------------    ------------    ------------
     Net cash (used) provided by
      operating activities                       (33,804)         16,230         120,148                         102,574
                                             -------------   ------------    ------------    ------------    ------------

Cash flows from investing activities:
 Purchase of receivables                                     (2,807,219)     (2,748,778)       2,748,778     (2,807,219)
 Principal collections and
  recoveries on receivables                                     (14,061)          50,858                          36,797
 Net proceeds from sale of
  receivables                                                  2,749,225       2,466,076     (2,748,778)       2,466,523
 Initial deposits to credit
  enhancement assets                                                           (106,000)                       (106,000)
 Purchases of property and
  equipment                                                      (7,056)                                         (7,056)
 Change in other assets                                         (11,170)           2,235                         (8,935)
 Net change in investment in
  affiliates                                      (1,936)      (628,673)         (6,369)         636,978
                                             -------------   ------------    ------------    ------------    ------------
     Net cash used by investing
      activities                                  (1,936)      (718,954)       (341,978)         636,978       (425,890)
                                             -------------   ------------    ------------    ------------    ------------

Cash flows from financing activities:
 Net change in warehouse
  credit facilities                                                5,674         263,276                         268,950
 Borrowings under credit
  enhancement facility                                                            39,000                          39,000
 Net change in notes payable                      (5,373)                                                        (5,373)
 Proceeds from issuance of
  common stock                                     18,410            (7)         636,985       (636,978)          18,410
 Net change in due (to) from
  affiliates                                       22,703        706,939       (729,642)
                                             -------------   ------------    ------------    ------------    ------------
     Net cash provided by
      financing activities                         35,740        712,606         209,619       (636,978)         320,987
                                             -------------   ------------    ------------    ------------    ------------
Net increase (decrease) in cash
 and cash equivalents                                              9,882        (12,211)                         (2,329)
Cash and cash equivalents at
 beginning of period                                              30,705          12,211                          42,916
                                             -------------   ------------    ------------    ------------    ------------
Cash and cash equivalents at
 end of period                                   $                $40,587      $               $                  $40,587
                                             =============   ============    ============    ============    ============

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 as compared to
---------------------------------------------------
    Three Months Ended December 31, 2000
    ------------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                          Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         2001           2000
                                                     -------------  ------------
Auto:
  Held for sale                                       $ 1,653,046    $  961,780
  Serviced                                             10,232,783     6,894,906
                                                     -------------  ------------

                                                       11,885,829     7,856,686
Other                                                                     3,498
                                                     -------------  ------------

                                                      $11,885,829    $7,860,184
                                                     =============  ============

Average managed receivables outstanding increased by 51% as a result of higher loan purchase volume. The Company purchased $2,035.7 million of auto loans during the three months ended December 31, 2001, compared to purchases of $1,381.0 million during the three months ended December 31, 2000. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to December 31, 1999, were 14% higher for the twelve months ended December 31, 2001, versus the twelve months ended December 31, 2000. The Company operated 254 auto lending branch offices as of December 31, 2001, compared to 202 as of December 31, 2000.

The average new loan size was $16,322 for the three months ended December 31, 2001, compared to $15,307 for the three months ended December 31, 2000. The average annual percentage rate for loans purchased during the three months ended December 31, 2001, was 17.7%, compared to 19.2% during the three months ended December 31, 2000. Decreasing short-term market interest rates have lowered the Company's cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 54% to $80.0 million for the three months ended December 31, 2001, from $52.1 million for the three months ended December 31, 2000. Finance charge income was higher due primarily to an increase of 72% in average auto receivables held for sale in the three months ended December 31, 2001, versus the three months ended December 31, 2000. The Company's effective yield on its auto receivables held for sale decreased to 19.2% for the three months ended December 31, 2001, from 21.5% for the three months ended December 31, 2000. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the three months ended December 31, 2001, due to lower loan pricing.

The gain on sale of receivables increased by 53% to $108.7 million for the three months ended December 31, 2001, from $71.2 million for the three months ended December 31, 2000. The increase in gain on sale of auto receivables resulted from the sale of $1,925.0 million of receivables in the three months ended December 31, 2001, as compared to $1,300.0 million of receivables sold in the three months ended December 31, 2000. The gain as a percentage of the sales proceeds increased to 5.6% for the three months ended December 31, 2001, from 5.5% for the three months ended December 31, 2000, as a result of a decrease in short-term market interest rates which was partially offset by lower loan pricing.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Cumulative credit losses (including
  deferred gains)                                         12.5%         11.0%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts                 14.0%         14.0%
    Investment in Trust receivables                        9.8%          9.8%
    Restricted cash                                        9.8%          9.8%

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

The Company increased the cumulative credit losses used in determining the gain on sale of receivables sold subsequent to June 30, 2001, to incorporate an increase in credit losses which may result from the general decline in the economy.

Servicing fee income increased to $94.6 million, or 3.7% of average serviced auto receivables, for the three months ended December 31, 2001, compared to $63.4 million, or 3.7% of average serviced auto receivables, for the three months ended December 31, 2000. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended December 31, 2001, compared to the three months ended December 31, 2000.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.6% for the three months ended December 31, 2001, compared to 3.7% for the three months ended December 31, 2000. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $35.2 million, or 48%, primarily due to the addition of auto branch offices and loan processing and servicing staff.

The provision for loan losses increased to $16.7 million for the three months ended December 31, 2001, from $7.3 million for the three months ended December 31, 2000, due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 4.0% and 3.0% for the three months ended December 31, 2001 and 2000, respectively.

Interest expense increased to $30.6 million for the three months ended December 31, 2001, from $29.4 million for the three months ended December 31, 2000, due to higher debt levels. Average debt outstanding was $2,260.4 million and $1,177.9 million for the three months ended December 31, 2001 and 2000, respectively. The Company's effective rate of interest paid on its debt decreased to 5.4% for the three months ended December 31, 2001, from 9.9% for the three months ended December 31, 2000, as a result of lower short-term market interest rates.

The Company's effective income tax rate was 38.5% for the three months ended December 31, 2001 and 2000.

Six Months Ended December 31, 2001 as compared to
-------------------------------------------------
      Six Months Ended December 31, 2000
      ----------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                                                          Six Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2001         2000
                                                    -------------  ------------
Auto:
  Held for sale                                      $ 1,808,214    $  881,232
  Serviced                                             9,513,853     6,566,758
                                                    -------------  ------------

                                                      11,322,067     7,447,990
Other                                                                    3,755
                                                    -------------  ------------

                                                     $11,322,067    $7,451,745
                                                    =============  ============

Average managed receivables outstanding increased by 52% as a result of higher loan purchase volume. The Company purchased $4,070.9 million of auto loans during the six months ended December 31, 2001, compared to purchases of $2,787.7 million during the six months ended December 31, 2000. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to December 31, 1999, were 14% higher for the twelve months ended December 31, 2001, versus the twelve months ended December 31, 2000. The Company operated 254 auto lending branch offices as of December 31, 2001, compared to 202 as of December 31, 2000.

The average new loan size was $16,290 for the six months ended December 31, 2001, compared to $15,195 for the six months ended December 31, 2000. The average annual percentage rate for loans purchased during the six months ended December 31, 2001, was 17.9%, compared to 19.2% during the six months ended December 31, 2000. Decreasing short-term market interest rates have lowered the Company's cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 81% to $176.8 million for the six months ended December 31, 2001, from $97.5 million for the six months ended December 31, 2000. Finance charge income was higher due primarily to an increase of 105% in average auto receivables held for sale in the six months ended December 31, 2001, versus the six months ended December 31, 2000. The Company's effective yield on its auto receivables held for sale decreased to 19.4% for the six months ended December 31, 2001, from 22.0% for the six months ended December 31, 2000. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the six months ended December 31, 2001, due to lower loan pricing.

The gain on sale of receivables increased by 52% to $201.6 million for the six months ended December 31, 2001, from $132.8 million for the six months ended December 31, 2000. The increase in gain on sale of auto receivables resulted from the sale of $3,650.0 million of receivables in the six months ended December 31, 2001, as compared to $2,500.0 million of receivables sold in the six months ended December 31, 2000. The gain as a percentage of the sales proceeds increased to 5.5% for the six months ended December 31, 2001, from 5.3% for the six months ended December 31, 2000, as a result of a decrease in short-term market interest rates which was partially offset by lower loan pricing.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                       Six Months Ended
                                                         December 31,
                                                  ---------------------------
                                                      2001          2000
                                                  ------------  -------------
Cumulative credit losses (including
  deferred gains)                                       12.5%          10.9%
Discount rate used to estimate
  present value:
    Interest-only receivables from Trusts               14.0%          14.0%
    Investment in Trust receivables                      9.8%           9.8%
    Restricted cash                                      9.8%           9.8%

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

The Company increased the cumulative credit losses used in determining the gain on sale of receivables sold subsequent to June 30, 2001, to incorporate an increase in credit losses which may result from the general decline in the economy.

Servicing fee income increased to $179.8 million, or 3.7% of average serviced auto receivables, for the six months ended December 31, 2001, as compared to $122.7 million, or 3.7% of average serviced auto receivables, for the six months ended December 31, 2000. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the six months ended December 31, 2001, compared to the six months ended December 31, 2000.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.6% for the six months ended December 31, 2001, compared to 3.7% for the six months ended December 31, 2000. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $67.3 million, or 48%, primarily due to the addition of auto branch offices and loan processing and servicing staff.

The provision for loan losses increased to $31.5 million for the six months ended December 31, 2001, from $13.3 million for the six months ended December 31, 2000, due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.5% and 3.0% for the six months ended December 31, 2001 and 2000, respectively.

Interest expense increased to $66.1 million for the six months ended December 31, 2001, from $56.6 million for the six months ended December 31, 2000, due to higher debt levels. Average debt outstanding was $2,257.1 million and $1,099.4 million for the six months ended December 31, 2001 and 2000, respectively. The Company's effective rate of interest paid on its debt decreased to 5.8% for the six months ended December 31, 2001, from 10.2% for the six months ended December 31, 2000, as a result of lower short-term market interest rates.

The Company's effective income tax rate was 38.5% for the six months ended December 31, 2001 and 2000.

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

The pro forma portfolio-based earnings data presents the Company's operating results under the assumption that securitization transactions are financings and no gain on sale or servicing fee income is recognized. Instead, finance charges and fees are recognized over the life of the securitized receivables as earned and interest and other costs related to the asset-backed securities are also recognized as incurred. Credit losses are recorded when the Company repossesses and disposes of the collateral or the account is deemed uncollectable.

While the pro forma portfolio-based earnings data does not purport to present the Company's operating results in accordance with GAAP, the Company believes such presentation provides another measure for assessing the Company's performance.

The pro forma portfolio-based earnings data were as follows (in thousands, except per share data):

                                               Three Months Ended            Six Months Ended
                                                  December 31,                 December 31,
                                            -------------------------------------------------------
                                                2001         2000            2001           2000
                                            -------------------------------------------------------

Finance charge, fee and other income         $ 552,961    $ 386,749       $1,065,505     $ 742,575
Funding costs                                 (188,309)    (153,701)        (367,801)     (296,098)
                                            -------------------------------------------------------

Net margin                                     364,652      233,048          697,704       446,477

Credit losses                                 (129,912)     (71,226)        (234,125)     (136,773)
Operating expenses                            (108,390)     (73,201)        (207,766)     (140,495)
                                            -------------------------------------------------------

Pre-tax portfolio-based income                 126,350       88,621          255,813       169,209

Income taxes                                   (48,645)     (34,119)         (98,488)      (65,145)
                                            -------------------------------------------------------

Net portfolio-based income                   $  77,705    $  54,502       $  157,325      $104,064
                                            =======================================================

Diluted portfolio-based earnings per share       $0.88        $0.65            $1.76         $1.24
                                            =======================================================

The pro forma return on managed assets was as follows:


                                                        Three Months Ended              Six Months Ended
                                                           December 31,                   December 31,
                                                      -----------------------------------------------------
                                                       2001           2000           2001            2000
                                                      -----------------------------------------------------

Finance charge, fee and other income                   18.5%          19.5%          18.7%           19.8%
Funding costs                                          (6.3)          (7.7)          (6.5)           (7.9)
                                                      -----------------------------------------------------

Net margin                                             12.2           11.8           12.2            11.9
Credit losses                                          (4.3)          (3.6)          (4.1)           (3.6)
                                                      -----------------------------------------------------

Risk adjusted margin                                    7.9            8.2            8.1             8.3
Operating expenses                                     (3.6)          (3.7)          (3.6)           (3.7)
                                                      -----------------------------------------------------

Pre-tax return on managed assets                        4.3            4.5            4.5             4.6

Income taxes                                           (1.7)          (1.7)          (1.7)           (1.8)
                                                      -----------------------------------------------------

Return on managed assets                                2.6%           2.8%           2.8%            2.8%
                                                      =====================================================

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, charge-offs are anticipated. The Company records a periodic provision for loan losses as a charge to operations and a related allowance for loan losses in the consolidated balance sheets as a reserve against probable losses in the receivables held for sale portfolio prior to the sale of such receivables in securitization transactions. The Company typically purchases individual finance contracts and collects a non-refundable acquisition fee. Such acquisition fees are also recorded in the consolidated balance sheets as an allowance for loan losses. When the Company sells auto receivables to the Trusts, the calculation of the gain on sale of receivables is reduced by an estimate of cumulative credit losses expected over the life of the auto receivables sold.

The Company reviews static pool origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the assumptions for cumulative credit losses and the timing of such losses, provisions for loan losses and allowance for loan losses. Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for determining the ultimate losses in the receivables portfolio. These amounts represent management's best estimate based on currently available information.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

                                                                         December 31, 2001
                                                      ------------------------------------------------------
                                                                                                  Managed
                                                       Held for Sale       Serviced              Portfolio
                                                      ----------------  ----------------      --------------

Principal amount of receivables                             $2,366,256      $ 10,014,943        $ 12,381,199
                                                                        ================      ==============

Allowance for loan losses                                      (65,770)     $ (1,093,244)(a)    $ (1,159,014)
                                                      ================  ================      ==============

  Receivables, net                                          $2,300,486
                                                      ================

Number of outstanding contracts                                162,631           804,510             967,141
                                                      ================  ================      ==============
Average principal amount of
  outstanding contract (in dollars)                         $   14,550      $     12,449        $     12,802
                                                      ================  ================      ==============

Allowance for loan losses as a
  percentage of receivables                                        2.8%             10.9%                9.4%
                                                      ================  ================      ==============

(a) The allowance for loan losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets.

The following is a summary of managed auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                                    December 31, 2001         December 31, 2000
                                                 ------------------------  ----------------------
                                                     Amount      Percent      Amount     Percent
                                                 -------------  ---------  -----------  ---------
Delinquent contracts:
  31 to 60 days                                    $1,051,785        8.5%    $642,655        7.8%
  Greater than 60 days                                467,687        3.8      224,634        2.7
                                                 -------------  ---------  -----------  ---------

                                                    1,519,472       12.3      867,289       10.5
  In repossession                                     134,170        1.1       85,422        1.0
                                                 -------------  ---------  -----------  ---------

                                                   $1,653,642       13.4%    $952,711       11.5%
                                                 =============  =========  ===========  =========

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan by paying a fee (approximately the interest portion of the payment deferred). Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 5.0% and 4.9% for the three and six months ended December 31, 2001, respectively, and 4.9% and 4.8% for the three and six months ended December 31, 2000, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed auto receivables portfolio (dollars in thousands):


                                                          Three Months Ended              Six Months Ended
                                                             December 31,                   December 31,
                                                      --------------------------------------------------------
                                                          2001           2000           2001           2000
                                                      --------------------------------------------------------
Net charge-offs:
  Held for sale                                        $ 13,545        $ 3,388       $ 21,808        $  6,223
  Serviced                                              116,367         67,838        212,317         130,550
                                                      --------------------------------------------------------

                                                       $129,912        $71,226       $234,125        $136,773
                                                      ========================================================

Net charge-offs as an annualized
  percentage of average managed
  auto receivables outstanding                              4.3%           3.6%           4.1%            3.6%
                                                      ========================================================

Net recoveries as a percentage of
  gross repossession charge-offs                           44.8%          50.8%          47.0%           51.6%
                                                      ========================================================

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                      -----------------------
                                                                                         2001         2000
                                                                                      -----------  ----------

Operating activities                                                                  $ 111,071    $ 102,574
Investing activities                                                                   (726,395)    (425,890)
Financing activities                                                                    633,780      320,987
                                                                                      -----------  ----------

Net increase (decrease) in cash and
  cash equivalents                                                                    $  18,456    $  (2,329)
                                                                                      ===========  ==========

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

The Company required cash of $4,068.1 million and $2,807.2 million for the purchase of auto finance contracts during the six months ended December 31, 2001 and 2000, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has seven separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $2,850.0 million. Certain of the commercial paper facilities provide for available structured warehouse financing of $600.0 million and $250.0 million, respectively, through September 2002, $500.0 million through March 2002 and $200.0 million through May 2002; these facilities are renewable annually. The remaining facilities provide for multi-year structured warehouse financing with availability of $500.0 million through November 2003, $300.0 million through June 2004 and $500.0 million through December 2004. A total of $600.6 million was outstanding under these facilities as of December 31, 2001.

The Company also has two funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million and $750.0 million, respectively, of proceeds are available through the terms of the agreements. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The first agreement matures in December 2003 and the second agreement matures in June 2004. A total of $1,250.0 million was outstanding under these facilities as of December 31, 2001.

The Company's Canadian subsidiary has a revolving credit agreement, under which the subsidiary may borrow up to $150.0 million Cdn., subject to a defined borrowing base. The credit agreement expires in August 2002. A total of $79.0 million was outstanding under the Canadian facility as of December 31, 2001.

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

The Company has completed twenty-nine auto receivable securitization transactions through December 31, 2001. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows (dollars in millions):

                                      Original          Balance at
Transaction (a)        Date            Amount        December 31, 2001
---------------   ----------------   -----------    -------------------

1998-B                    May 1998     $   525.0                $ 59.1
1998-C                 August 1998         575.0                  86.6
1998-D               November 1998         625.0                 116.6
1999-A               February 1999         700.0                 157.6
1999-B                    May 1999       1,000.0                 283.7
1999-C                 August 1999       1,000.0                 356.6
1999-D                October 1999         900.0                 353.0
2000-A               February 2000       1,300.0                 584.4
2000-B                    May 2000       1,200.0                 632.7
2000-C                 August 2000       1,100.0                 650.2
2000-1               November 2000         495.0                 308.2
2000-D               November 2000         600.0                 414.5
2001-A               February 2001       1,400.0               1,028.4
2001-1                  April 2001       1,089.0                 850.6
2001-B                   July 2001       1,850.0               1,667.9
2001-C              September 2001       1,600.0               1,555.6
2001-D                October 2001       1,800.0               1,766.1
                                     -----------    -------------------

                                       $17,759.0             $10,871.8
                                     ===========    ===================

(a) Transactions 1994-A, 1995-A and B, 1996-A, B, C and D, 1997-A, B, C and D, and 1998-A originally totaling $2,420.5 million have been paid off as of December 31, 2001.

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

The reinsurance used to reduce the Company's initial cash deposit has typically been arranged by the insurer of the asset-backed securities. As of December 31, 2001, the Company had commitments from the insurer for an additional $270.5 million of reinsurance. These commitments expire in December 2002. In addition, the Company has a credit enhancement facility with a financial institution which the Company used to fund a portion of the initial cash deposit in securitization transactions through October 2001, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility are collateralized by the Company's credit enhancement assets. A total of $193.8 million was outstanding under this facility at December 31, 2001.

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

Initial deposits for credit enhancement purposes were $255.5 million and $106.0 million for the six months ended December 31, 2001 and 2000, respectively. Borrowings under the credit enhancement facility were $182.5 million and $39.0 million for the six months ended December 31, 2001 and 2000, respectively. Excess cash flows distributed to the Company were $127.9 million and $107.1 million for the six months ended December 31, 2001 and 2000, respectively.

With respect to the Company's securitization transactions covered by a financial guaranty policy, certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of December 31, 2001, none of the Company's securitizations had delinquency, default or net loss ratios in excess of the targeted levels.

The Company operated 254 auto lending branch offices as of December 31, 2001, and plans to expand loan production capacity at existing auto lending branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of December 31, 2001, the Company had $95.5 million in cash and cash equivalents. The Company also had available borrowing capacity of $111.7 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company believes that its existing capital resources along with expected cash flows from operating activities will be sufficient to fund the Company's liquidity needs, exclusive of the purchase of auto finance contracts, for fiscal 2002.

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

One proceeding in which the Company is a defendant has been brought in the form of a class action complaint. This lawsuit, pending in United States District Court, Southern District of West Virginia, alleges that the Company participated in a scheme with certain automobile dealerships located in West Virginia to provide inaccurate or misleading disclosures that failed to meet the requirements of the Truth in Lending Act and Regulation Z, and imposed hidden or undisclosed finance charges in excess of statutory limitations in West Virginia. Discovery has commenced in this litigation, but no rulings have been made or are pending regarding class certification. In the opinion of management, this lawsuit is without merit and the Company intends to defend vigorously.

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

In the opinion of management, the resolution of the proceeding described in this section will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Item 2.       CHANGES IN SECURITIES

              Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2001, the Company held its Annual Meeting of Shareholders. The Shareholders voted upon the election of three directors, the adoption of an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock, the adoption of an amendment to increase the number of shares reserved under the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") and the ratification of the appointment of the Company's independent auditors. Each of the three nominees identified in the Company's proxy statement filed pursuant to Rule 14a-b of the Securities Exchange Act of 1934, were elected at the meeting to hold office for a three-year term or until their successors are duly elected and qualified. The shareholders approved the amendment to the Company's Articles of Incorporation, with 67,647,029 shares voting in favor, 4,132,710 shares voting against and 66,644 shares withheld. The shareholders adopted the amendment to the Stock Purchase Plan, with 70,643,490 shares voting in favor, 1,101,901 shares voting against and 100,992 shares withheld. The Company's selection of independent auditors was also ratified.

Item 5.        OTHER INFORMATION

               Not Applicable

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits:

               3.1  Articles of Incorporation of the Company, as amended

               3.2  Bylaws of the Company, as amended

               10.1 Credit Agreement, dated as of November 1, 2001, between
                    AmeriCredit ML Trust, AmeriCredit Financial Services, Inc., and Merrill Lynch Mortgage Capital Inc., AmeriCredit Funding Corp. VIII, Bank One, NA, and AmeriCredit Corp.

               10.2 Security Agreement, dated as of November 1, 2001, between
                    AmeriCredit ML Trust and Merrill Lynch Mortgage Capital Inc.

               10.3 Amendment No. 1, dated as of November 12, 2001, to the
                    Credit Agreement, dated as of August 23, 2001, by and among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc.

               11.1 Statement Re: Computation of Per Share Earnings

                    (b)  Report on Form 8-K

                         The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2001.

                         Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended December 31, 2001, reporting monthly information related to securitization trusts.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AmeriCredit Corp.
                                   ---------------------------------------------
                                                   (Registrant)

Date:  February 14, 2002       By:             /s/ Daniel E. Berce
                                   ---------------------------------------------
                                                    (Signature)

                                     Daniel E. Berce
                                     Vice Chairman and
                                     Chief Financial Officer