Form 10-Q
period 2002-03-31
AMERICREDIT CORP
filed 2002-05-15
CIK 804269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission file number 1-10667

                                AmeriCredit Corp.
             (Exact name of registrant as specified in its charter)

                Texas                                75-2291093
 ------------------------------------    -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 85,534,477 shares of common stock, $0.01 par value outstanding as of April 30, 2002.

                                AMERICREDIT CORP.
                               INDEX TO FORM 10-Q

Part I.      FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----
           Item 1.     Financial Statements (unaudited)

                     Consolidated Balance Sheets - March 31, 2002
                     and June 30, 2001 .............................................       3

                     Consolidated Statements of Income and Comprehensive
                     Income - Three Months and Nine Months Ended March
                     31, 2002 and 2001 .............................................       4

                     Consolidated Statements of Cash Flows - Nine Months
                     Ended March 31, 2002 and 2001 .................................       5

                     Notes to Consolidated Financial Statements ....................       6

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .........................      21

           Item 3.     Quantitative and Qualitative Disclosures About
                       Market Risk .................................................      43

Part II.     OTHER INFORMATION

           Item 1.     Legal Proceedings ...........................................      44

           Item 2.     Changes in Securities .......................................      44

           Item 3.     Defaults upon Senior Securities .............................      44

           Item 4.     Submission of Matters to a Vote of Security Holders .........      44

           Item 5.     Other Information ...........................................      44

           Item 6.     Exhibits and Reports on Form 8-K ............................      45

SIGNATURE ..........................................................................      46

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                AMERICREDIT CORP.
                           Consolidated Balance Sheets
                        (Unaudited, Dollars in Thousands)

                                                     March 31, 2002   June 30, 2001
                                                     --------------   -------------
                         ASSETS

Cash and cash equivalents                              $  118,641       $   77,053
Receivables held for sale, net                          2,324,087        1,921,465
Interest-only receivables from Trusts                     515,005          387,895
Investments in Trust receivables                          603,340          493,022
Restricted cash                                           486,301          270,358
Property and equipment, net                               112,675           67,828
Other assets                                              226,931          167,286
                                                       ----------       ----------

      Total assets                                     $4,386,980       $3,384,907
                                                       ==========       ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Warehouse credit facilities                         $1,889,188       $1,502,879
   Credit enhancement facility                            166,976           36,319
   Senior notes                                           375,000          375,000
   Other notes payable                                     58,475           23,077
   Funding payable                                        115,935           60,460
   Accrued taxes and expenses                             210,959          114,041
   Derivative financial instruments                        82,595           82,796
   Deferred income taxes                                  137,635          130,139
                                                       ----------       ----------

      Total liabilities                                 3,036,763        2,324,711
                                                       ----------       ----------

Shareholders' equity:
   Preferred stock, $0.01 par value per share;
     20,000,000 shares authorized, none issued
   Common stock, $0.01 par value per share;
     230,000,000 and 120,000,000 shares authorized;
     91,345,326 and 89,853,792 shares issued                  913              899
   Additional paid-in capital                             559,068          520,077
   Accumulated other comprehensive income                  72,607           73,689
   Retained earnings                                      735,920          484,963
                                                       ----------       ----------

                                                        1,368,508        1,079,628

   Treasury stock, at cost (6,061,959 and
      6,439,737 shares)                                   (18,291)         (19,432)
                                                       ----------       ----------

      Total shareholders' equity                        1,350,217        1,060,196
                                                       ----------       ----------

      Total liabilities and shareholders' equity       $4,386,980       $3,384,907
                                                       ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
           Consolidated Statements of Income and Comprehensive Income
            (Unaudited, Dollars in Thousands, Except Per Share Data)

                                          Three Months Ended            Nine Months Ended
                                               March 31,                    March 31,
                                      --------------------------    --------------------------
                                          2002           2001           2002           2001
                                      --------------------------------------------------------
Revenue
   Finance charge income              $    82,188    $    61,017    $   259,012    $   158,512
   Gain on sale of receivables            124,112         79,674        325,732        212,433
   Servicing fee income                    97,362         74,423        277,168        197,128
   Other income                             3,067          2,038          9,317          7,029
                                      --------------------------------------------------------

                                          306,729        217,152        871,229        575,102
                                      --------------------------------------------------------

Costs and expenses
   Operating expenses                     107,885         79,342        315,651        219,837
   Provision for loan losses               16,739          8,635         48,248         21,960
   Interest expense                        33,123         30,915         99,270         87,541
                                      --------------------------------------------------------

                                          157,747        118,892        463,169        329,338
                                      --------------------------------------------------------

Income before income taxes                148,982         98,260        408,060        245,764

Income tax provision                       57,358         37,830        157,103         94,619
                                      --------------------------------------------------------

   Net income                              91,624         60,430        250,957        151,145
                                      --------------------------------------------------------

Other comprehensive income
   Unrealized (losses) gains on
     credit enhancement assets             (6,807)        18,583         (5,829)       102,100
   Unrealized gains (losses) on
     cash flow hedges                      27,611        (30,189)         4,068        (76,473)
   Income tax (provision) benefit          (8,009)         4,469            679         (9,865)
                                      --------------------------------------------------------

   Comprehensive income               $   104,419    $    53,293    $   249,875    $   166,907
                                      ========================================================

Earnings per share
   Basic                              $      1.08    $      0.75    $      2.97    $      1.92
                                      ========================================================
   Diluted                            $      1.02    $      0.70    $      2.81    $      1.78
                                      ========================================================


Weighted average shares outstanding    84,988,165     80,079,906     84,470,535     78,520,489
                                      ========================================================

Weighted average shares and
   assumed incremental shares          89,509,209     86,709,986     89,334,924     84,817,718
                                      ========================================================

        The accompanying notes are an integral part of these consolidated financial statements

                                AMERICREDIT CORP.
                      Consolidated Statements of Cash Flows
                        (Unaudited, Dollars in Thousands)

                                                         Nine Months Ended March 31,
                                                         ---------------------------
                                                            2002            2001
                                                         -----------    -----------
Cash flows from operating activities
   Net income                                            $   250,957    $   151,145
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                           18,557         14,893
      Provision for loan losses                               48,248         21,960
      Deferred income taxes                                   26,573         36,706
      Accretion of present value discount and other          (82,617)       (64,775)
      Non-cash gain on sale of receivables                  (307,752)      (169,725)
   Distributions from Trusts                                 182,826        158,552
   Changes in assets and liabilities:
      Other assets                                           (45,872)        (7,615)
      Accrued taxes and expenses                             109,376         23,847
   Purchases of receivables                               (6,490,011)    (4,435,454)
   Principal collections and recoveries on receivables       175,099         72,563
   Net proceeds from sale of receivables                   5,919,517      3,725,900
                                                         -----------    -----------

         Net cash used by operating activities              (195,099)      (472,003)
                                                         -----------    -----------

Cash flows from investing activities
   Initial deposits to credit enhancement assets            (303,500)      (149,999)
   Purchases of property and equipment                       (14,724)       (11,283)
   Change in other assets                                    (14,890)       (53,481)
                                                         -----------    -----------

         Net cash used by investing activities              (333,114)      (214,763)
                                                         -----------    -----------

Cash flows from financing activities
   Net change in warehouse credit facilities                 386,309        660,645
   Borrowings under credit enhancement facility              182,500         56,998
   Net change in notes payable                               (12,357)        (9,049)
   Proceeds from issuance of common stock                     13,349         36,767
                                                         -----------    -----------

         Net cash provided by financing activities           569,801        745,361
                                                         -----------    -----------

Net increase in cash and cash equivalents                     41,588         58,595

Cash and cash equivalents at beginning of period              77,053         42,916
                                                         -----------    -----------

Cash and cash equivalents at end of period               $   118,641    $   101,511
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

The consolidated financial statements as of March 31, 2002, and for the nine months ended March 31, 2002 and 2001, are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE 2 - RECEIVABLES HELD FOR SALE

Receivables held for sale consist of the following (in thousands):

                                      March 31, 2002   June 30, 2001
                                      --------------   -------------

Auto receivables                        $2,390,298      $1,973,828
Less nonaccretable acquisition fees        (30,488)        (27,839)
Less allowance for loan losses             (35,723)        (24,524)
                                        ----------      ----------

                                        $2,324,087      $1,921,465
                                        ==========      ==========

Receivables held for sale are carried at the lower of cost or fair value. Fair value is measured on an aggregate basis since the receivables have relatively homogenous obligor, collateral and loan size and structure characteristics and are subject to similar risks. Finance charge income related to receivables held for sale is recognized using the interest method. Accrual of finance charge income is suspended on accounts which are more than 60 days delinquent. Fees and commissions received (other than acquisition fees described below) and direct costs of originating loans are deferred and amortized over the term of the related receivables using the interest method.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. To mitigate the risk from potential credit losses, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company records such acquisition fees as a nonaccretable reduction in the carrying value of the related finance contract. Nonaccretable acquisition fees are removed from the accounts when the related finance contract is sold, charged-off or paid in full.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                      March 31,              March 31,
                                 --------------------    ------------------
                                   2002       2001        2002        2001
                                 ------------------------------------------

Balance at beginning of period   $ 30,772   $ 16,205   $  27,839   $ 14,567
Purchases of receivables           46,386     37,962     126,334    102,178
Nonaccretable acquisition fees
 related to receivables removed   (46,105)   (31,999)   (122,347)   (94,341)
Net charge-offs                      (565)      (179)     (1,338)      (415)
                                 ------------------------------------------

Balance at end of period         $ 30,488   $ 21,989   $  30,488   $ 21,989
                                 ==========================================

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses on receivables that are either currently ineligible for sale or may in the future become ineligible for sale and thus may be held indefinitely by the Company. Receivables are ineligible for sale if they do not meet certain criteria established in connection with securitization transactions, the most significant of which is that receivables must be less than 31 days delinquent at the time of sale. As of March 31, 2002, $108.9 million of receivables held for sale were ineligible for sale. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends and other information in order to make the necessary judgments as to probable credit losses on receivables that may be held indefinitely by the Company and the appropriateness of the related provision for loan losses and the allowance for loan losses. Receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

A summary of the allowance for loan losses is as follows (in thousands):

                                 Three Months Ended    Nine Months Ended
                                      March 31,            March 31,
                                 ------------------   -------------------
                                   2002      2001       2002       2001
                                 ----------------------------------------

Balance at beginning of period   $ 34,998   $17,145   $ 24,524   $  9,807
Provision for loan losses          16,739     8,635     48,248     21,960
Net charge-offs                   (16,014)   (4,386)   (37,049)   (10,373)
                                 ----------------------------------------

Balance at end of period         $ 35,723   $21,394   $ 35,723   $ 21,394
                                 ========================================

NOTE 3 - SECURITIZATIONS

A summary of the Company's securitization activity and cash inflows and outflows from special purpose entities used for securitizations (the "Trusts") is as follows (in thousands):

                                           Three Months Ended        Nine Months Ended
                                                March 31,                 March 31,
                                        -----------------------   -----------------------
                                           2002         2001         2002          2001
                                        -------------------------------------------------
Receivables sold                        $2,400,000   $1,300,005   $6,049,997   $3,800,002

Net proceeds from sale of receivables    2,340,923    1,259,377    5,919,517    3,725,900

Gain on sale of receivables                124,112       79,674      325,732      212,433

Servicing fees                              75,995       49,180      199,535      132,353

Distributions from Trusts                   54,963       51,483      182,826      158,552

The Company retains servicing responsibilities and interests in the receivables sold in the form of credit enhancement assets. As of March 31, 2002, and June 30, 2001, the Company was servicing $11,237.5 million and $8,229.9 million, respectively, of auto receivables which have been sold to the Trusts. The Company earns a monthly base servicing fee of 2.25% per annum on the outstanding principal balance of serviced receivables and any supplemental fee collections (such as late charges) for servicing the receivables sold. The Company believes that its servicing fees would fairly compensate a substitute servicer should one be required, and, accordingly, the Company records neither a servicing asset or a servicing liability.

The Trusts and the investors in the asset-backed securities sold by the Trusts have no recourse to the Company's assets other than the credit enhancement assets. The credit enhancement assets are subordinate to the interests of the investors in the Trusts and the value of such assets is subject to the credit risks related to the receivables sold to the Trusts.

Credit enhancement assets consist of the following (in thousands):

                                        March 31, 2002   June 30, 2001
                                        --------------   -------------

Interest-only receivables from Trusts     $  515,005      $  387,895
Investments in Trust receivables             603,340         493,022
Restricted cash                              486,301         270,358
                                          ----------      ----------
                                          $1,604,646      $1,151,275
                                          ==========      ==========

A summary of activity in the credit enhancement assets is as follows (in thousands):

                                            Three Months Ended         Nine Months Ended
                                                 March 31,                  March 31,
                                          -----------------------   -----------------------
                                            2002           2001         2002         2001
                                          -------------------------------------------------
Balance at beginning of period            $1,500,674   $1,019,378   $1,151,275   $  824,618
Initial deposits to credit enhancement
  assets                                      48,000       43,999      303,500      149,999
Non-cash gain on sale of auto
  receivables                                118,215       66,179      307,752      169,725
Payments on credit enhancement facility      (26,824)     (32,082)     (51,843)     (62,848)
Distributions from Trusts                    (54,963)     (51,483)    (182,826)    (158,552)
Accretion of present value discount
  and other                                   26,351       25,243       82,617       64,775
Change in unrealized gain                     (6,807)      18,583       (5,829)     102,100
                                          -------------------------------------------------

Balance at end of period                  $1,604,646   $1,089,817   $1,604,646   $1,089,817
                                          =================================================

Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash. At the time of sale of receivables, the Company is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged are cash deposited to a restricted account and/or additional receivables delivered to the Trust creating overcollateralization. These assets represent initial deposits to credit enhancement assets. Also at the time of sale of receivables, a non-cash gain on sale of receivables is recognized consisting of interest-only receivables from Trust and a present value discount related to the assets pledged as initial deposits to credit enhancement assets. The interest-only receivables from Trust represent the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization.

The securitization transactions require the percentage of assets pledged to support the transaction to increase thereafter until a specified level is attained. Excess cash flows generated by the securitization trusts are added to the restricted cash account or used to pay down outstanding debt in the securitization trusts creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts and the additional assets pledged represent increases in restricted cash and investments in Trust receivables. Once the targeted percentage of assets is reached, additional excess cash flows generated by the securitization trusts are released to the Company as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level becomes smaller. Assets in excess of the required percentage are released to the Company as distributions from Trusts.

Accretion of present value discount represents accretion of the discount used to estimate the present value of future distributions from Trusts using the interest method over the expected life of the securitization.

Unrealized gains (losses) generally represent changes in the fair value of credit enhancement assets as a result of differences between actual securitization pool performance and the original assumptions for such performance or changes in the assumptions as to future securitization pool performance.

A summary of the allowance for loan losses included as a component of the interest-only receivables is as follows (in thousands):

                                             Three Months Ended      Nine Months Ended
                                                  March 31,              March 31,
                                           ---------------------   ---------------------
                                              2002        2001        2002        2001
                                           ---------------------------------------------
Balance at beginning of period             $1,093,244   $695,854   $  868,184   $563,102
Assumptions for cumulative credit losses      291,074    150,614      728,451    413,916
Net charge-offs                              (138,356)   (72,477)    (350,673)  (203,027)
                                           ---------------------------------------------
Balance at end of period                   $1,245,962   $773,991   $1,245,962   $773,991
                                           =============================================

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                Three Months Ended   Nine Months Ended
                                                    March 31,            March 31,
                                                ------------------   -----------------
                                                  2002       2001     2002     2001
                                                --------------------------------------
Cumulative credit losses (including
 unrealized gains at time of sale)                12.5%      11.7%    12.5%    11.2%

Discount rate used to estimate present value:
  Interest-only receivables
   from Trusts                                    14.0%      14.0%    14.0%    14.0%
  Investment in Trust receivables                  9.8%       9.8%     9.8%     9.8%
  Restricted cash                                  9.8%       9.8%     9.8%     9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets at the balance sheet dates were as follows:

                                                March 31, 2002   June 30, 2001
                                                --------------   -------------

Cumulative credit losses (including remaining
  unrealized gains at time of sale)               9.9%-12.5%       8.7%-11.7%

Discount rate used to estimate present value:
  Interest-only receivables from Trusts                14.0%            14.0%
  Investment in Trust receivables                       9.8%             9.8%
  Restricted cash                                       9.8%             9.8%

The Company has not presented the expected weighted average life and prepayment assumptions used in determining the gain on sale and in measuring the fair value of credit enhancement assets since a significant portion of the Company's prepayment experience relates to defaults. Defaults are considered in the cumulative credit loss assumption. The Company's voluntary prepayment experience on its receivables portfolio typically would not fluctuate with changes in market interest rates and has historically been stable.

NOTE 4 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

                              March 31, 2002   June 30, 2001
                              --------------   -------------

Commercial paper facilities     $   54,999      $  228,794
Medium term notes                1,750,000       1,250,000
Canadian credit agreement           84,189          24,085
                                ----------      ----------

                                $1,889,188      $1,502,879
                                ==========      ==========

The Company has five separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $4,000.0 million. Certain of the commercial paper facilities are renewable annually and provide for available structured warehouse financing of $550.0 million and $250.0 million, respectively, through September 2002 and $200.0 million through May 2002. Another facility provides for multi-year structured warehouse financing with availability of $500.0 million through November 2003. In March 2002, the Company entered into a fifth facility that provides for available structured warehouse financing of $2,500.0 million, of which $370.0 million matures in March 2003 and the remaining $2,130.0 million matures in March 2005.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of March 31, 2002, and June 30, 2001, these restricted cash accounts totaled $4.8 million and $6.0 million, respectively, and are included in other assets in the consolidated balance sheets. As of March 31,

2002, and June 30, 2001, $59.4 million and $254.7 million, respectively, of auto receivables held for sale were pledged under these funding agreements.

The Company also has three funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million, $750.0 million and $500.0 million, respectively, of proceeds are available through the terms of the agreements. Under these arrangements, the conduits sold medium term notes and delivered the proceeds to special purpose finance subsidiaries of the Company. These subsidiaries in turn issued notes, collateralized by auto receivables and cash, to the agents. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, during the term of the agreements, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The agreements mature in December 2003, June 2004 and February 2005, respectively. While the special purpose finance subsidiaries are included in the Company's consolidated financial statements, the subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by the subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. The notes issued by the subsidiaries under the funding agreements bear interest at LIBOR plus specified fees. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral under the notes. As of March 31, 2002, and June 30, 2001, these restricted cash accounts totaled $28.4 million and $28.3 million, respectively, and are included in other assets in the consolidated balance sheets. As of March 31, 2002, and June 30, 2001, $1,833.2 million and $1,293.8 million, respectively, of auto receivables held for sale were pledged under these funding agreements.

The Company's Canadian subsidiary has a revolving credit agreement, under which the subsidiary may borrow up to $200.0 million Cdn., subject to a defined borrowing base. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian Bankers Acceptance Rate plus specified fees. The credit agreement, which expires in August 2002, contains various covenants requiring certain minimum financial ratios and results. As of March 31, 2002, $181.0 million Cdn. of auto receivables held for sale were pledged under this agreement.

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

                                     Nine Months Ended
                                         March 31,
                                    ------------------
                                       2002      2001
                                    ------------------

Interest costs (none capitalized)   $105,187   $84,062
Income taxes                          75,197    60,334

During the nine months ended March 31, 2002 and 2001, the Company entered into capital lease agreements for property and equipment of $47.8 million and $7.7 million, respectively.

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2002, and June 30, 2001, the Company had interest rate swap agreements with underlying notional amounts of $5,245.7 million and $1,719.2 million, respectively. These agreements had unrealized losses of approximately $60.1 million and $64.2 million as of March 31, 2002, and June 30, 2001, respectively. As of March 31, 2002, the ineffectiveness related to the interest rate swap agreements was not material. The Company estimates that unrealized losses included in other comprehensive income that will be reclassified into earnings within the next twelve months will not be significant. Under the terms of the interest rate swap agreements, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the interest rate swap agreements exceed an agreed upon amount. As of March 31, 2002, and June 30, 2001, these restricted cash accounts totaled $52.3 million and $41.9 million, respectively, and are included in other assets in the consolidated balance sheets.

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

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                 March 31, 2002
                        (Unaudited, Dollars in Thousands)

                                       AmeriCredit                     Non-
                                          Corp.      Guarantors     Guarantors    Eliminations    Consolidated
                                       -----------   -----------    ----------    ------------    ------------

ASSETS

Cash and cash equivalents                            $   134,257    $  (15,616)                    $  118,641
Receivables held for sale, net                           499,196     1,824,891                      2,324,087
Interest-only receivables
   from Trusts                                                         515,005                        515,005
Investments in Trust
   receivables                                                         603,340                        603,340
Restricted cash                                                        486,301                        486,301
Property and equipment, net            $      349        112,326                                      112,675
Other assets                                7,348        166,864        52,719                        226,931
Due (to) from affiliates                  800,784     (2,660,598)    1,859,814
Investment in affiliates                  899,394      2,975,633        21,270     $(3,896,297)
                                       ----------    -----------    ----------     -----------     ----------

   Total assets                        $1,707,875    $ 1,227,678    $5,347,724     $(3,896,297)    $4,386,980
                                       ==========    ===========    ==========     ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Warehouse credit facilities                       $    84,189    $1,804,999                     $1,889,188
   Credit enhancement facility                                         166,976                        166,976
   Senior notes                        $  375,000                                                     375,000
   Other notes payable                     55,232          3,243                                       58,475
   Funding payable                                       115,050           885                        115,935
   Accrued taxes and expenses              69,725        133,702         7,532                        210,959
   Derivative financial instruments                       82,595                                       82,595
   Deferred income taxes                 (142,299)        (2,844)      282,778                        137,635
                                       ----------    -----------    ----------     -----------     ----------

   Total liabilities                      357,658        415,935     2,263,170                      3,036,763
                                       ----------    -----------    ----------     -----------     ----------

Shareholders' equity:
   Common stock                               913         44,054                   $   (44,054)           913
   Additional paid-in capital             559,068         51,570     2,127,094      (2,178,664)       559,068
   Accumulated other
      comprehensive income                 72,607        (36,954)      109,561         (72,607)        72,607
   Retained earnings                      735,920        753,073       847,899      (1,600,972)       735,920
                                       ----------    -----------    ----------     -----------     ----------

                                        1,368,508        811,743     3,084,554      (3,896,297)     1,368,508

   Treasury stock                         (18,291)                                                    (18,291)
                                       ----------    -----------    ----------     -----------     ----------

      Total shareholders' equity        1,350,217        811,743     3,084,554      (3,896,297)     1,350,217
                                       ----------    -----------    ----------     -----------     ----------

      Total liabilities and
         shareholders' equity          $1,707,875    $ 1,227,678    $5,347,724     $(3,896,297)    $4,386,980
                                       ==========    ===========    ==========     ===========     ==========

                                AmeriCredit Corp.
                           Consolidating Balance Sheet
                                  June 30, 2001
                             (Dollars in Thousands)

                                       AmeriCredit                    Non-
                                          Corp.      Guarantors    Guarantors    Eliminations   Consolidated
                                       ---------------------------------------------------------------------
ASSETS

Cash and cash equivalents                            $    58,954    $   18,099                   $   77,053
Receivables held for sale, net                           390,264     1,531,201                    1,921,465
Interest-only receivables
   from Trusts                                            13,686       374,209                      387,895
Investments in Trust receivables                                       493,022                      493,022
Restricted cash                                                        270,358                      270,358
Property and equipment, net            $      349         67,479                                     67,828
Other assets                                9,606        117,058        40,622                      167,286
Due (to) from affiliates                  867,418     (2,171,157)    1,303,739
Investment in affiliates                  605,397      2,286,788        16,995   $(2,909,180)
                                       --------------------------------------------------------------------

      Total assets                     $1,482,770    $   763,072    $4,048,245   $(2,909,180)    $3,384,907
                                       ====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Warehouse credit facilities                       $    24,085    $1,478,794                   $1,502,879
   Credit enhancement facility                                          36,319                       36,319
   Senior notes                        $  375,000                                                   375,000
   Other notes payable                     23,077                                                    23,077
   Funding payable                                        60,018           442                       60,460
   Accrued taxes and expenses              15,316         90,271         8,454                      114,041
   Derivative financial instruments                       82,796                                     82,796
   Deferred income taxes                    9,181         (8,209)      129,167                      130,139
                                       --------------------------------------------------------------------

   Total liabilities                      422,574        248,961     1,653,176                    2,324,711
                                       --------------------------------------------------------------------

Shareholders' equity:
   Common stock                               899                                                       899
   Additional paid-in capital             520,077         51,768     1,699,642   $(1,751,410)       520,077
   Accumulated other comprehensive
      income                               73,689        (39,456)      113,145       (73,689)        73,689
   Retained earnings                      484,963        501,799       582,282    (1,084,081)       484,963
                                       --------------------------------------------------------------------

                                        1,079,628        514,111     2,395,069    (2,909,180)     1,079,628

   Treasury stock                         (19,432)                                                  (19,432)
                                       --------------------------------------------------------------------

      Total shareholders' equity        1,060,196        514,111     2,395,069    (2,909,180)     1,060,196
                                       --------------------------------------------------------------------

      Total liabilities and
         shareholders' equity          $1,482,770    $   763,072    $4,048,245   $(2,909,180)    $3,384,907
                                       ====================================================================

                                AmeriCredit Corp.
                         Consolidating Income Statement
                        Nine Months Ended March 31, 2002
                        (Unaudited, Dollars in Thousands)

                                 AmeriCredit                  Non-
                                    Corp.      Guarantors   Guarantors   Eliminations   Consolidated
                                 -----------   ----------   ----------   ------------   ------------
Revenue
   Finance charge income                         $ 74,858     $184,154                      $259,012
   Gain on sale of receivables                     22,474      303,258                       325,732
   Servicing fee income                           214,622       62,546                       277,168
   Other income                     $ 33,789      399,606      238,404    $  (662,482)         9,317
   Equity in income of
     affiliates                      254,828      265,617                    (520,445)
                                    --------     --------     --------    -----------       --------
                                     288,617      977,177      788,362     (1,182,927)       871,229
                                    --------     --------     --------    -----------       --------
Costs and expenses
   Operating expenses                  7,530      290,503       17,618                       315,651
   Provision for loan losses                        9,504       38,744                        48,248
   Interest expense                   32,554      429,094      300,104       (662,482)        99,270
                                    --------     --------     --------    -----------       --------
                                      40,084      729,101      356,466       (662,482)       463,169
                                    --------     --------     --------    -----------       --------
Income before income taxes           248,533      248,076      431,896       (520,445)       408,060
Income tax (benefit) provision        (2,424)      (6,752)     166,279                       157,103
                                    --------     --------     --------    -----------       --------
Net income                          $250,957     $254,828     $265,617    $  (520,445)      $250,957
                                    ========     ========     ========    ===========       ========

                                AmeriCredit Corp.
                         Consolidating Income Statement
                        Nine Months Ended March 31, 2001
                        (Unaudited, Dollars in Thousands)


                                 AmeriCredit                   Non-
                                    Corp.      Guarantors   Guarantors   Eliminations   Consolidated
                                 -----------   ----------   ----------   ------------   ------------
Revenue
   Finance charge income                         $ 63,293     $ 95,219                      $158,512
   Gain on sale of receivables      $   (263)      31,977      180,719                       212,433
   Servicing fee income                           138,171       58,957                       197,128
   Other income                       33,789      229,402      406,535      $(662,697)         7,029
   Equity in income of
     affiliates                      153,222      145,968                    (299,190)
                                    --------     --------     --------      ---------       --------
                                     186,748      608,811      741,430       (961,887)       575,102
                                    --------     --------     --------      ---------       --------
Costs and expenses
   Operating expenses                  7,265      186,603       25,969                       219,837
   Provision for loan losses                        6,260       15,700                        21,960
   Interest expense                   29,636      258,186      462,416       (662,697)        87,541
                                    --------     --------     --------      ---------       --------
                                      36,901      451,049      504,085       (662,697)       329,338
                                    --------     --------     --------      ---------       --------
Income before income taxes           149,847      157,762      237,345       (299,190)       245,764
Income tax (benefit) provision        (1,298)       4,540       91,377                        94,619
                                    --------     --------     --------      ---------       --------
Net income                          $151,145     $153,222     $145,968      $(299,190)      $151,145
                                    ========     ========     ========      =========       ========

                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flow
                        Nine Months Ended March 31, 2002
                        (Unaudited, Dollars in Thousands)

                                         AmeriCredit                    Non-
                                            Corp.       Guarantors   Guarantors    Eliminations   Consolidated
                                         -----------   -----------   -----------   ------------   ------------
Cash flow from operating activities:
   Net income                              $ 250,957   $   254,828   $   265,617    $  (520,445)   $   250,957
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                          18,557                                      18,557
     Provision for loan losses                               9,504        38,744                        48,248
     Deferred income taxes                  (133,082)        3,799       155,856                        26,573
     Accretion of present value
      discount and other                                                 (82,617)                      (82,617)
     Non-cash gain on sale of
      receivables                                                       (307,752)                     (307,752)
   Distributions from Trusts                                             182,826                       182,826
   Equity in income of affiliates           (254,828)     (265,617)                     520,445
   Changes in assets and liabilities:
     Other assets                              2,258       (35,766)      (12,364)                      (45,872)
     Accrued taxes and expenses               54,409        55,889          (922)                      109,376
   Purchase of receivables                              (6,490,011)   (6,412,262)     6,412,262     (6,490,011)
   Principal collections and
    recoveries on receivables                               14,345       160,754                       175,099
   Net proceeds from sale of
    receivables                                          6,412,262     5,919,517     (6,412,262)     5,919,517
                                           ---------   -----------   -----------    -----------    -----------
     Net cash used by
      operating activities                   (80,286)      (22,210)      (92,603)                     (195,099)
                                           ---------   -----------   -----------    -----------    -----------
Cash flows from investing activities:
   Initial deposits to credit
    enhancement assets                                                  (303,500)                     (303,500)
   Purchases of property and
    equipment                                              (14,724)                                    (14,724)
   Change in other assets                                  (15,157)          267                       (14,890)
   Net change in investment in
    affiliates                               (32,777)     (426,782)       (4,275)       463,834
                                           ---------   -----------   -----------    -----------    -----------
     Net cash used by investing
      activities                             (32,777)     (456,663)     (307,508)       463,834       (333,114)
                                           ---------   -----------   -----------    -----------    -----------
Cash flows from financing activities:
   Net change in warehouse
    credit facilities                                       60,104       326,205                       386,309
   Borrowings under credit
    enhancement facility                                                 182,500                       182,500
   Net change in notes payable               (12,357)                                                  (12,357)
   Proceeds from issuance of
    common stock                              13,349        36,382       427,452       (463,834)        13,349
   Net change in due (to) from
    affiliates                               112,071       457,690      (569,761)
                                           ---------   -----------   -----------    -----------    -----------
     Net cash provided by
      financing activities                   113,063       554,176       366,396       (463,834)       569,801
                                           ---------   -----------   -----------    -----------    -----------
Net increase (decrease) in cash
   and cash equivalents                                     75,303       (33,715)                       41,588
Cash and cash equivalents at
   beginning of period                                      58,954        18,099                        77,053
                                           ---------   -----------   -----------    -----------    -----------
Cash and cash equivalents at
   end of period                           $           $   134,257   $   (15,616)   $              $   118,641
                                           =========   ===========   ===========    ===========    ===========


                                AmeriCredit Corp.
                      Consolidating Statement of Cash Flows
                        Nine Months Ended March 31, 2001
                        (Unaudited, Dollars in Thousands)

                                         AmeriCredit                    Non-
                                            Corp.      Guarantors    Guarantors    Eliminations   Consolidated
                                         -----------   -----------   -----------   ------------   ------------
Cash flow from operating activities:
   Net income                              $ 151,145   $   153,222   $   145,968    $  (299,190)   $   151,145
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                          14,893                                      14,893
     Provision for loan losses                               6,260        15,700                        21,960
     Deferred income taxes                   (59,284)        4,611        91,379                        36,706
     Accretion of present value
      discount                                                           (64,775)                      (64,775)
     Non-cash gain on sale of
      auto receivables                                                  (169,725)                     (169,725)
   Distributions from Trusts                                             158,552                       158,552
   Equity in income of affiliates           (153,222)     (145,968)                     299,190
   Changes in assets and liabilities:
    Other assets                               1,053       (11,228)        2,560                        (7,615)
    Accrued taxes and expenses                   543        22,875           429                        23,847
   Purchase of receivables                              (4,435,454)   (4,444,511)     4,444,511     (4,435,454)
   Principal collections and
    recoveries on receivables                              (11,394)       83,957                        72,563
   Net proceeds from sale of
    receivables                                          4,444,958     3,725,453     (4,444,511)     3,725,900
                                           ---------   -----------   -----------    -----------    -----------
     Net cash (used) provided by
      operating activities                   (59,765)       42,775      (455,013)                     (472,003)
                                           ---------   -----------   -----------    -----------    -----------
Cash flows from investing activities:
   Initial deposits to credit
    enhancement assets                                                  (149,999)                     (149,999)
   Purchases of property and
    equipment                                              (11,283)                                    (11,283)
   Change in other assets                                  (44,126)       (9,355)                      (53,481)
   Net change in investment in
    affiliates                                (7,318)   (1,067,754)      (10,680)     1,085,752
                                           ---------   -----------   -----------    -----------    -----------
       Net cash used by investing
         activities                           (7,318)   (1,123,163)     (170,034)     1,085,752       (214,763)
                                           ---------   -----------   -----------    -----------    -----------
Cash flows from financing activities:
   Net change in warehouse
    credit facilities                                       13,959       646,686                       660,645
   Borrowings under credit
    enhancement facility                                                  56,998                        56,998
   Net change in notes payable                (9,049)                                                   (9,049)
   Proceeds from issuance of
    common stock                              36,767         7,301     1,078,451     (1,085,752)        36,767
   Net change in due (to) from
    affiliates                                39,365     1,101,541    (1,140,906)
                                           ---------   -----------   -----------    -----------    -----------
       Net cash provided by
         financing activities                 67,083     1,122,801       641,229     (1,085,752)       745,361
                                           ---------   -----------   -----------    -----------    -----------
Net increase in cash
   and cash equivalents                                     42,413        16,182                        58,595
Cash and cash equivalents at
   beginning of period                                      30,705        12,211                        42,916
                                           ---------   -----------   -----------    -----------    -----------
Cash and cash equivalents at
   end of period                           $           $    73,118   $    28,393    $              $   101,511
                                           =========   ===========   ===========    ===========    ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized ("serviced receivables") and collects other fees such as late charges as servicer for the Trusts.

Since the Company is required to account for the securitization of its receivables as a sale, a substantial portion of the Company's net earnings on it receivables are recognized at the time of sale in a securitization transaction. If the Company did not securitize its receivables or changed the structure of its securitization transactions such that it would not be required to account for securitizations as a sale in accordance with generally accepted accounting principles in the United States of America ("GAAP"), net earnings on its receivables would generally be recognized over the life of the receivables as finance charge and fee income, less related funding costs and a provision for loan losses.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

Gain on sale of receivables

The Company periodically sells receivables to Trusts that, in turn, sell asset-backed securities to investors. The Company recognizes a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company's net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company makes assumptions in order to determine the present value of the estimated future excess cash flows to be generated by the pool of receivables sold. The most significant assumptions made are the cumulative credit losses to be incurred on the pool of receivables sold and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results.

Fair value measurements

Certain of the Company's assets, including the Company's credit enhancement assets and derivative financial instruments are recorded at fair value. Fair values for derivative financial instruments are based on third party quoted market prices, where possible. However, market prices are not readily available for the Company's credit enhancement assets and, accordingly, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative credit losses to be incurred on the pool of receivables sold and the rate at which cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results.

Allowance for Loan Losses

The Company reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. Receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable. The Company believes that the allowance for loan losses is adequate to cover future charge-offs; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 as compared to
------------------------------------------------
     Three Months Ended March 31, 2001
     ---------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                     Three Months Ended
                           March 31,
                  ------------------------
                     2002          2001
                  -----------   ----------
Auto:
  Held for sale   $ 1,697,140   $1,167,508
  Serviced         11,293,534    7,451,125
                  -----------   ----------

                   12,990,674    8,618,633
Other                                2,619
                  -----------   ----------
                  $12,990,674   $8,621,252
                  ===========   ==========

Average managed receivables outstanding increased by 51% as a result of higher loan purchase volume. The Company purchased $2,432.4 million of auto loans during the three months ended March 31, 2002, compared to purchases of $1,653.2 million during the three months ended March 31, 2001. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to March 31, 2000, were 12% higher for the twelve months ended March 31, 2002, versus the twelve months ended March 31, 2001. The Company operated 252 auto lending branch offices as of March 31, 2002, compared to 217 as of March 31, 2001.

The average new loan size was $16,418 for the three months ended March 31, 2002, compared to $15,321 for the three months ended March 31, 2001. The average annual percentage rate for loans purchased during the three months ended March 31, 2002, was 17.6%, compared to 19.1% during the three months ended March 31, 2001. Decreasing short-term market interest rates have lowered the Company's cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 35% to $82.2 million for the three months ended March 31, 2002, from $61.0 million for the three months ended March 31, 2001. Finance charge income was higher due primarily to an increase of 45% in average auto receivables held for sale in the three months ended March 31, 2002, versus the three months ended March 31, 2001. The Company's effective yield on its auto receivables held for sale decreased to 19.6% for the three months ended March 31, 2002, from 21.2% for the three months ended March 31, 2001. The effective yield is higher than the contractual rates of the

Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the three months ended March 31, 2002, due to lower loan pricing.

The gain on sale of receivables increased by 56% to $124.1 million for the three months ended March 31, 2002, from $79.7 million for the three months ended March 31, 2001. The increase in gain on sale of auto receivables resulted from the sale of $2,400.0 million of receivables in the three months ended March 31, 2002, as compared to $1,300.0 million of receivables sold in the three months ended March 31, 2001. The gain as a percentage of the sales proceeds decreased to 5.2% for the three months ended March 31, 2002, from 6.1% for the three months ended March 31, 2001, primarily as a result of utilizing a higher assumption for cumulative credit losses for the three months ended March 31, 2002.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------

                                                   2002      2001
                                                   ----      ----
Cumulative credit losses (including
  unrealized gains at time of sale)                12.5%     11.7%

Discount rate used to estimate present value:
  Interest-only receivables from Trusts            14.0%     14.0%
  Investment in Trust receivables                   9.8%      9.8%
  Restricted cash                                   9.8%      9.8%

The cumulative credit loss assumptions utilized at the time of sale of receivables were determined using a range of possible outcomes based on historical experience, credit attributes for the specific pool of receivables and general economic factors. The Company increased the assumption for cumulative credit losses used in determining the gain on sale of receivables during the three months ended March 31, 2002, to incorporate an expected increase in credit losses resulting from the general decline in the economy, including higher unemployment rates.

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company's carrying value related to such interests when receivables are sold. The cumulative credit loss assumption, including unrealized gains at time of sale, reflects the approximate level that cumulative credit losses could reach (not withstanding other assumptions) in a securitization before the fair value of the related credit enhancement assets would be permanently impaired.

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables represent estimated future excess cash flows in Trusts and have a first loss position to absorb any shortfall in Trust cash flows due to adverse credit loss development or other adverse changes in Trust performance relative to other assumptions. While the Company earns a higher yield on its securitized receivables, the Company utilizes a 14% discount rate for interest-only receivables since undiscounted estimated future excess cash flows already incorporate a default assumption and the receivables underlying the securitization represent a diverse pool of assets. Restricted cash and investment in Trust receivables are backed by cash and receivables and are senior to interest-only receivables for credit enhancement purposes. Accordingly, restricted cash and investment in Trust receivables are assigned a lower discount rate than the interest-only receivables from Trusts.

Servicing fee income increased to $97.4 million, or 3.5% of average serviced auto receivables, for the three months ended March 31, 2002, compared to $74.4 million, or 4.1% of average serviced auto receivables, for the three months ended March 31, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.4% for the three months ended March 31, 2002, compared to 3.7% for the three months ended March 31, 2001. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $28.5 million, or 36%, primarily due to the addition of branch offices and loan processing and servicing staff.

The provision for loan losses increased to $16.7 million for the three months ended March 31, 2002, from $8.6 million for the three months ended March 31, 2001, primarily due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 4.0% and 3.0% for the three months ended March 31, 2002 and 2001, respectively. The increase in the rate of provision for loan losses reflects the general expectation that continuing weakness in the economy, including higher unemployment rates, will cause a higher number of delinquent accounts. Since delinquent accounts are ineligible for securitization, receivables held indefinitely by the Company may increase resulting in higher losses on receivables prior to securitization.

Interest expense increased to $33.1 million for the three months ended March 31, 2002, from $30.9 million for the three months ended March 31, 2001, due to higher debt levels. Average debt outstanding was $2,430.9 million and $1,377.1 million for the three months ended March 31, 2002 and 2001, respectively. The Company's effective rate of interest paid on its debt decreased to 5.5% for the three months ended March 31, 2002, from 9.1% for the three months ended March 31, 2001, as a result of lower short-term market interest rates.

The Company's effective income tax rate was 38.5% for the three months ended March 31, 2002 and 2001.

Other Comprehensive Income:

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

                                    Three Months Ended
                                         March 31,
                                    -------------------
                                      2002        2001
                                    --------    -------

Unrealized gains at time of sale    $ 12,186    $ 7,505
Unrealized holding (losses) gains    (18,993)    11,078
                                    --------    -------

                                    $ (6,807)   $18,583
                                    ========    =======

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company's carrying value related to such interests when receivables are sold. Unrealized gains were higher for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, due to a greater amount of receivables sold in the current period.

The Company recognized unrealized holding losses for the three months ended March 31, 2002, compared to holding gains for the three months ended March 31, 2001. The credit loss assumptions used to measure the fair value of credit enhancement assets were higher as of March 31, 2002, compared to March 31, 2001, reflecting actual credit loss experience and expectations for adverse future credit loss development as a result of continued weakness in the economy, including higher unemployment rates. In addition, short-term market interest rates increased during the three months ended March 31, 2002, which decreased the fair value of credit enhancement assets due to the expectation that interest rates on the floating rate securities issued by the Trusts would rise. Short-term market interest rates decreased during the three months ended March 31, 2001, increasing the fair value of credit enhancement assets due to the expectation that interest rates on the floating rate securities issued by the Trusts would drop. The effect of interest rate fluctuations on the fair value of credit enhancement assets for each period is substantially offset by unrealized gains or losses on cash flow hedges as described below.

Unrealized gains on cash flow hedges were $27.6 million for the three months ended March 31, 2002, compared to unrealized losses of $30.2 million for the three months ended March 31, 2001. Short-term market interest rates increased during the three months ended March 31, 2002, increasing the value of the Company's interest rate swaps, while short-term market interest rates decreased during the three months ended March 31, 2001, decreasing the value of the Company's interest rate swaps.

Net Margin:

A key measure of the Company's performance is net margin. Net margin is the difference between finance charge, fee and other income earned on the Company's receivables and the cost to fund the receivables. Interest expense reflected on the Company's income statement includes the cost of debt used to fund receivables held for sale as well as the cost of debt incurred for general corporate purposes.

An analysis of the Company's net margin as reflected on the income statement is as follows (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                 2002               2001
                                              ----------         ----------

Finance charge, fee and other income           $ 85,255           $ 63,055
Funding costs - receivables held for sale       (12,575)           (15,593)
Funding costs - other                           (20,548)           (15,322)
                                              ----------         ----------

Net margin                                     $ 52,132           $ 32,140
                                              ==========         ==========

The Company evaluates the profitability of its lending activities based upon the net margin related to its managed auto loan portfolio, including receivables held for sale and serviced receivables. The Company routinely securitizes its receivables held for sale and records a gain on the sale of such receivables in the income statement. The net margin on a managed basis presented below assumes that securitized receivables have not been sold and are still on the Company's consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges and fees would be recognized over the life of the securitized receivables as accrued and interest and other costs related to the asset-backed securities also would be recognized as incurred.

Net margin for the Company's managed auto loan portfolio is as follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                 2002                2001
                                              -----------         -----------

Finance charge, fee and other income           $ 589,677           $ 420,673
Funding costs - managed receivables             (172,086)           (149,697)
Funding costs - other                            (20,548)            (15,322)
                                              -----------         -----------

Net margin                                     $ 397,043           $ 255,654
                                              ===========         ===========

Net margin as a percentage of average managed receivables outstanding was as follows ($ in thousands):

Three months ended March 31,                      2002          2001
                                              ---------------------------

Finance charge, fee and other income                 18.4%         19.8%
Funding costs                                        (6.0)         (7.8)
                                              ---------------------------
Net margin as a percentage of
  average managed assets                             12.4%         12.0%
                                              ===========================

Average managed auto receivables              $12,990,674    $8,618,633
                                              ===========================

Nine Months Ended March 31, 2002 as compared to
     Nine Months Ended March 31, 2001
     --------------------------------

Revenue:

The Company's average managed receivables outstanding consisted of the following (in thousands):

                      Nine Months Ended
                          March 31,
                   ------------------------
                      2002          2001
                   -----------   ----------
Auto:
   Held for sale   $ 1,771,980   $  975,265
   Serviced         10,098,419    6,857,243
                   -----------   ----------

                    11,870,399    7,832,508
Other                                 3,379
                   -----------   ----------

                   $11,870,399   $7,835,887
                   ===========   ==========

Average managed receivables outstanding increased by 51% as a result of higher loan purchase volume. The Company purchased $6,503.3 million of auto loans during the nine months ended March 31, 2002, compared to purchases of $4,440.9 million during the nine months ended March 31, 2001. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company's branch network. Loan purchases at branch offices opened prior to March 31, 2000, were 12% higher for the twelve months ended March 31, 2002, versus the twelve months ended March 31, 2001. The Company operated 252 auto lending branch offices as of March 31, 2002, compared to 217 as of March 31, 2001.

The average new loan size was $16,349 for the nine months ended March 31, 2002, compared to $15,219 for the nine months ended March 31, 2001. The average annual percentage rate for loans purchased during the nine months ended March 31, 2002, was 17.8%, compared to 19.2% during the nine months ended March 31, 2001. Decreasing short-term market interest rates have lowered the Company's cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 63% to $259.0 million for the nine months ended March 31, 2002, from $158.5 million for the nine months ended March 31, 2001. Finance charge income was higher due primarily to an increase of 82% in average auto receivables held for sale in the nine months ended March 31, 2002, versus the nine months ended March 31, 2001. The Company's effective yield on its auto receivables held for sale decreased to 19.5% for the nine months ended March 31, 2002, from 21.7% for the nine months ended March 31, 2001. The effective yield is higher than the contractual rates of the Company's auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for the nine months ended March 31, 2002, due to lower loan pricing.

The gain on sale of receivables increased by 53% to $325.7 million for the nine months ended March 31, 2002, from $212.4 million for the nine months ended March 31, 2001. The increase in gain on sale of auto receivables resulted from the sale of $6,050.0 million of receivables in the nine months ended March 31, 2002, as compared to $3,800.0 million of receivables sold in the nine months ended March 31, 2001. The gain as a percentage of the sales proceeds decreased to 5.4% for the nine months ended March 31, 2002, from 5.6% for the nine months ended March 31, 2001, primarily as a result of utilizing a higher assumption for cumulative credit losses for the nine months ended March 31, 2002.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

                                              Nine Months Ended
                                                  March 31,
                                              -----------------
                                                2002    2001
                                              -------  -------
Cumulative credit losses (including
   unrealized gains at time of sale)           12.5%    11.2%

Discount rate used to estimate present value:
   Interest-only receivables from Trusts       14.0%    14.0%
   Investment in Trust receivables              9.8%     9.8%
   Restricted cash                              9.8%     9.8%

The cumulative credit loss assumptions utilized at the time of sale of receivables were determined using a range of possible outcomes based on historical experience, credit attributes for the specific pool of receivables and general economic factors. The Company increased the assumption for cumulative credit losses used in determining the gain on sale of receivables during the nine months ended March 31, 2002, to incorporate an expected increase in credit losses resulting from the general decline in the economy, including higher unemployment rates.

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company's carrying value related to such interests when receivables are sold. The cumulative credit loss assumption, including unrealized gains at time of sale, reflects the approximate level that cumulative credit losses could reach (not withstanding other assumptions) in a securitization before the fair value of the related credit enhancement assets would be permanently impaired.

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables represent estimated future excess cash flows in Trusts and have a first loss position to absorb any shortfall in Trust cash flows due to adverse credit loss development or other adverse changes in Trust performance relative to other assumptions. While the Company earns a higher yield on its securitized receivables, the Company utilizes a 14% discount rate for interest-only receivables since undiscounted estimated future excess cash flows already incorporate a default assumption and the receivables underlying the securitization represent a diverse pool of assets. Restricted cash and investment in Trust receivables are backed by cash and receivables and are senior to interest-only receivables for credit enhancement purposes. Accordingly, restricted cash and investment in Trust receivables are assigned a lower discount rate than the interest-only receivables from Trusts.

Servicing fee income increased to $277.2 million, or 3.7% of average serviced auto receivables, for the nine months ended March 31, 2002, as compared to $197.1 million, or 3.8% of average serviced auto receivables, for the nine months ended March 31, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the auto receivables sold to the Trusts. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.5% for the nine months ended March 31, 2002, compared to 3.7% for the nine months ended March 31, 2001. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $95.8 million, or 44%, primarily due to the addition of branch offices and loan processing and servicing staff.

The provision for loan losses increased to $48.2 million for the nine months ended March 31, 2002, from $22.0 million for the nine months ended March 31, 2001, primarily due to higher average amounts of receivables held for sale. As a percentage of average receivables held for sale, the provision for loan losses was 3.6% and 3.0% for the nine months ended March 31, 2002 and 2001, respectively. The increase in the rate of provision for loan losses reflects the expectation that continuing weakness in the economy, including higher unemployment rates, will cause a higher number of delinquent accounts. Since delinquent accounts are ineligible for securitization, receivables held indefinitely by the Company may increase resulting in higher losses on receivables prior to securitization.

Interest expense increased to $99.3 million for the nine months ended March 31, 2002, from $87.5 million for the nine months ended March 31, 2001, due to higher debt levels. Average debt outstanding was $2,314.2 million and $1,191.4 million for the nine months ended March 31, 2002 and 2001, respectively. The

Company's effective rate of interest paid on its debt decreased to 5.7% for the nine months ended March 31, 2002, from 9.8% for the nine months ended March 31, 2001, as a result of lower short-term market interest rates.

The Company's effective income tax rate was 38.5% for the nine months ended March 31, 2002 and 2001.

Other Comprehensive Income:

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

                                     Nine Months Ended
                                         March 31,
                                    --------------------
                                      2002        2001
                                    --------    --------

Unrealized gains at time of sale    $ 37,291    $ 20,140

Unrealized holding (losses) gains    (43,120)     81,960
                                    --------    --------

                                    $ (5,829)   $102,100
                                    ========    ========

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company's carrying value related to such interests when receivables are sold. Unrealized gains were higher for the nine months ended March 31, 2002, as compared to the nine months ended March 31, 2001, due to a greater amount of receivables sold in the current period.

The Company recognized unrealized holding losses for the nine months ended March 31, 2002, compared to holding gains for the nine months ended March 31, 2001. The credit loss assumptions used to measure the fair value of credit enhancement assets were higher as of March 31, 2002, compared to March 31, 2001, reflecting actual credit loss experience and expectations for adverse future credit loss development as a result of continued weakness in the economy, including higher unemployment rates. In addition, short-term market interest rates increased during the nine months ended March 31, 2002, which decreased the fair value of credit enhancement assets due to the expectation that interest rates on the floating rate securities issued by the Trusts would rise. Short-term market interest rates decreased during the nine months ended March 31, 2001, increasing the fair value of credit enhancement assets due to the expectation that interest rates on the floating rate securities issued by the Trusts would drop. The effect of interest rate fluctuations on the fair value of credit enhancement assets for each period is substantially offset by unrealized gains or losses on cash flow hedges as described below.

Unrealized gains on cash flow hedges were $4.1 million for the nine months ended March 31, 2002, compared to unrealized losses of $76.5 million for the nine months ended March 31, 2001. Short-term market interest rates increased during the nine months ended March 31, 2002, increasing the value of the

Company's interest rate swaps, while short-term market interest rates decreased during the nine months ended March 31, 2001, decreasing the value of the Company's interest rate swaps.

Net Margin:

A key measure of the Company's performance is net margin. Net margin is the difference between finance charge, fee and other income earned on the Company's receivables and the cost to fund the receivables. Interest expense reflected on the Company's income statement includes the cost of debt used to fund receivables held for sale as well as the cost of debt incurred for general corporate purposes.

An analysis of the Company's net margin as reflected on the income statement is as follows (in thousands):

                                                     Nine Months Ended
                                                         March 31,
                                              ------------------------------
                                                 2002              2001
                                              -----------         ----------

Finance charge, fee and other income           $ 268,329           $165,541
Funding costs - receivables held for sale        (45,746)           (39,786)
Funding costs - other                            (53,524)           (47,755)
                                              -----------         ----------

Net margin                                     $ 169,059           $ 78,000
                                              ===========         ==========

The Company evaluates the profitability of its lending activities based upon the net margin related to its managed auto loan portfolio, including receivables held for sale and serviced receivables. The Company routinely securitizes its receivables held for sale and records a gain on the sale of such receivables in the income statement. The net margin on a managed basis presented below assumes that securitized receivables have not been sold and are still on the Company's consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges and fees would be recognized over the life of the securitized receivables as accrued and interest and other costs related to the asset-backed securities also would be recognized as incurred.

Net margin for the Company's managed auto loan portfolio is as follows (in thousands):

                                                      Nine Months Ended
                                                          March 31,
                                              ---------------------------------
                                                  2002                 2001
                                              ------------         ------------

Finance charge, fee and other income           $1,655,182           $1,163,248
Funding costs - managed receivables              (506,911)            (413,362)
Funding costs - other                             (53,524)             (47,755)
                                              ------------         ------------

Net margin                                     $1,094,747             $702,131
                                              ============         ============

Net margin as a percentage of average managed receivables outstanding was as follows ($ in thousands):

Nine months ended March 31,                         2002          2001
                                               ---------------------------

Finance charge, fee and other income                  18.6%         19.8%
Funding costs                                         (6.3)         (7.9)
                                               ---------------------------
Net margin as a percentage of
  average managed assets                              12.3%         11.9%
                                               ===========================

Average managed auto receivables               $11,870,399    $7,832,508
                                               ===========================


CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Receivables purchased by the Company are held on the Company's balance sheet until such loans are sold in a securitization transaction. However, receivables may be ineligible for sale if they do not meet certain criteria established in connection with securitization transactions, the most significant of which is that receivables must be less than 31 days delinquent at the time of sale. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses on receivables that are either currently ineligible for sale or may in the future become ineligible for sale and thus may be held indefinitely by the Company. Receivables held for sale are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

The Company periodically sells receivables in securitization transactions to Trusts and retains an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the Company's balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future cumulative credit losses on the receivables sold. Charge-offs of receivables which have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the Company's estimates of cumulative credit losses utilized to measure the fair value of credit enhancement assets, the fair value of credit enhancement assets could result in a write-down through an impairment charge.

The following table presents certain data related to the Company's managed receivables portfolio (dollars in thousands):

                                                    March 31, 2002
                                      -----------------------------------------
                                       Held for                        Total
                                         Sale       Serviced          Managed
                                      ----------   -----------      -----------
Principal amount of receivables       $2,390,298   $11,237,512      $13,627,810
                                                   ===========      ===========
Nonaccretable acquisition fees           (30,488)

Allowance for loan losses                (35,723)  $(1,245,962)(a)  $(1,312,173)
                                      ----------   ===========      ===========
  Receivables, net                    $2,324,087
                                      ==========

Number of outstanding contracts          165,498       887,122        1,052,620
                                      ==========   ===========      ===========
Average principal amount of
  outstanding contract (in dollars)   $   14,443   $    12,667      $    12,947
                                      ==========   ===========      ===========
Allowance for loan losses and
  nonaccretable acquisition fees
  as a percentage of receivables             2.8%         11.1%             9.6%
                                      ==========   ===========      ===========

(a) The allowance for loan losses related to serviced auto receivables is factored into the valuation of interest-only receivables from Trusts in the Company's consolidated balance sheets. Assumptions for cumulative credit losses are added and charge-offs of receivables which have been sold to Trusts reduce the allowance for loan losses.

The following is a summary of auto receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

                                                 March 31, 2002
                         ---------------------------------------------------------------
                           Held for Sale            Serviced           Total Managed
                         ---------------------------------------------------------------
                          Amount   Percent     Amount     Percent     Amount     Percent
                         -------   -------   ----------   -------   ----------   -------
Delinquent contracts:
  31 to 60 days          $46,967     2.0%    $  869,307     7.7%    $  916,274     6.7%
  Greater than 60 days    35,783     1.5        388,990     3.5        424,773     3.1
                         -------     ---     ----------    ----     ----------    ----
                          82,750     3.5      1,258,297    11.2      1,341,047     9.8
  In repossession         15,877     0.6        137,030     1.2        152,907     1.1
                         -------     ---     ----------    ----     ----------    ----
                         $98,627     4.1%    $1,395,327    12.4%    $1,493,954    10.9%
                         =======     ===     ==========    ====     ==========    ====

                                                 March 31, 2001
                         ---------------------------------------------------------------
                           Held for Sale            Serviced           Total Managed
                         ---------------------------------------------------------------
                          Amount   Percent     Amount     Percent     Amount     Percent
                         -------   -------    --------    -------   ---------    -------
Delinquent contracts:
  31 to 60 days          $21,252     1.4%    $  575,357     7.6%    $  596,609     6.6%
  Greater than 60 days    15,245     1.0        193,366     2.6        208,611     2.3
                         -------     ---     ----------    ----     ----------    ----
                          36,497     2.4        768,723    10.2        805,220     8.9
  In repossession          8,127     0.5         85,166     1.1         93,293     1.0
                         -------     ---     ----------    ----     ----------    ----
                         $44,624     2.9%    $  853,889    11.3%    $  898,513     9.9%
                         =======     ===     ==========    ====     ==========    ====

Delinquencies in the Company's managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to the Company's target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Delinquencies were higher as of March 31, 2002, compared to March 31, 2001, due to continued weakness in the economy, including higher unemployment rates, and, to a lesser extent, an increase in the average age of the Company's managed receivables portfolio.

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan typically by paying a fee (approximately the interest portion of the payment deferred). An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account. Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 4.9% for the three and nine months ended March 31, 2002, and 4.6% and 4.8% for the three and nine months ended March 31, 2001, respectively. Receivables held for sale receiving a payment deferral were less than 3.0% and less than 1.0% of total deferrals for the three and nine months ended March 31, 2002 and 2001, respectively. The Company evaluates the results of its deferment strategies based upon the amount of cash installments that are collected on accounts which have been deferred versus the extent to which the collateral underlying deferred accounts has depreciated over the same period of time. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company's managed receivables portfolio (dollars in thousands):

                                     Three Months Ended      Nine Months Ended
                                         March 31,                March 31,
                                   ---------------------   ---------------------
                                     2002         2001        2002        2001
                                   ---------------------------------------------
Held for sale:
  Repossession charge-offs         $  25,546   $   7,061   $  54,615   $  16,630
  Less: Recoveries                   (12,877)     (3,908)    (27,648)     (8,746)
  Mandatory charge-offs (1)            3,910       1,412      11,420       2,904
                                   ---------------------------------------------

  Net charge-offs                  $  16,579   $   4,565   $  38,387   $  10,788
                                   =============================================

Serviced:
  Repossession charge-offs         $ 200,149   $ 107,400   $ 493,482   $ 297,880
  Less: Recoveries                   (98,720)    (54,850)   (235,485)   (153,226)
  Mandatory charge-offs (1)           36,927      19,927      92,676      58,373
                                   ---------------------------------------------

  Net charge-offs                  $ 138,356   $  72,477   $ 350,673   $ 203,027
                                   =============================================

Total managed:
  Repossession charge-offs         $ 225,695   $ 114,461   $ 548,097   $ 314,510
  Less: Recoveries                  (111,597)    (58,758)   (263,133)   (161,972)
  Mandatory charge-offs (1)           40,837      21,339     104,096      61,277
                                   ---------------------------------------------

  Net charge-offs                  $ 154,935   $  77,042   $ 389,060   $ 213,815
                                   =============================================

Net charge-offs as an annualized
  percentage of average managed
  receivables outstanding                4.8%        3.6%        4.4%        3.6%
                                   =============================================

Net recoveries as a percentage
  percentage of gross
  repossession charge-offs              49.4%       51.3%       48.0%       51.5%
                                   =============================================

(1) Mandatory charge-offs represent accounts charged off in full with no recovery amounts realized at time of charge off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs increased for the periods ended March 31, 2002, compared to the corresponding periods ended March 31, 2001, due to continued weakness in the economy, including higher unemployment rates. In addition, net recoveries as a percentage of gross repossession charge-offs decreased due to a general decline in used car auction values.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows are summarized as follows (in thousands):

                             Nine Months Ended
                                March 31,
                           ---------------------
                             2002        2001
                           ---------   ---------
Operating activities       $(195,099)  $(472,003)
Investing activities        (333,114)   (214,763)
Financing activities         569,801     745,361
                           ---------   ---------

Net increase in cash and
  cash equivalents         $  41,588   $  58,595
                           =========   =========

The Company's primary sources of cash have been borrowings under its warehouse credit facilities and sales of auto receivables to Trusts in securitization transactions. The Company's primary uses of cash have been purchases of receivables and funding credit enhancement requirements for securitization transactions.

The Company required cash of $6,490.0 million and $4,435.5 million for the purchase of auto finance contracts during the nine months ended March 31, 2002 and 2001, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has five separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $4,000.0 million. Certain of the commercial paper facilities are annually renewable and provide for available structured warehouse financing of $550.0 million and $250.0 million, respectively, through September 2002 and $200.0 million through May 2002. Another facility provides for multi-year structured warehouse financing with availability of $500.0 million through November 2003. In March 2002, the Company entered into a fifth facility that provides for available structured warehouse financing of $2,500.0 million, of which $370.0 million matures in March 2003 and the remaining $2,130.0 million matures in March 2005. A total of $55.0 million was outstanding under these facilities as of March 31, 2002.

The Company also has three funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million, $750.0 million and $500.0 million, respectively, of proceeds are available through the terms of the agreements. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The agreements mature in December 2003, June 2004 and February 2005. A total of $1,750.0 million was outstanding under these facilities as of March 31, 2002.

The Company's Canadian subsidiary has a revolving credit agreement, under which the subsidiary may borrow up to $200.0 million Cdn., subject to a defined borrowing base. The credit agreement expires in August 2002. A total of $84.2 million was outstanding under the Canadian facility as of March 31, 2002.

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

The Company has completed thirty auto receivable securitization transactions through March 31, 2002. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company's warehouse credit facilities.

A summary of these transactions is as follows (dollars in millions):

                                    Original     Balance at
Transaction (a)        Date          Amount    March 31, 2002
---------------   --------------   ---------   --------------
1998-C               August 1998   $   575.0           $ 67.6
1998-D             November 1998       625.0             93.8
1999-A             February 1999       700.0            128.3
1999-B                  May 1999     1,000.0            237.6
1999-C               August 1999     1,000.0            304.6
1999-D              October 1999       900.0            304.9
2000-A             February 2000     1,300.0            506.6
2000-B                  May 2000     1,200.0            557.3
2000-C               August 2000     1,100.0            575.1
2000-1             November 2000       495.0            270.0
2000-D             November 2000       600.0            363.8
2001-A             February 2001     1,400.0            905.6
2001-1                April 2001     1,089.0            754.5
2001-B                 July 2001     1,850.0          1,507.1
2001-C            September 2001     1,600.0          1,411.0
2001-D              October 2001     1,800.0          1,626.1
2002-A             February 2002     1,600.0          1,584.1
                                   ---------        ---------
                                   $18,834.0        $11,198.0
                                   =========        =========

(a) Transactions 1994-A, 1995-A and B, 1996-A, B, C and D, 1997-A, B, C and D, and 1998-A and B originally totaling $2,945.5 million have been paid off as of March 31, 2002.

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

The reinsurance used to reduce the Company's initial cash deposit has typically been arranged by the insurer of the asset-backed securities. As of March 31, 2002, the Company had commitments from the insurer for an additional $195.5 million of reinsurance. These commitments expire in December 2002. In addition, the Company has a credit enhancement facility with a financial institution which the Company used to fund a portion of the initial cash deposit in securitization transactions through October 2001, similar to the amount covered by the reinsurance described above. Borrowings under the credit enhancement facility are collateralized by the Company's credit enhancement assets. A total of $167.0 million was outstanding under this facility at March 31, 2002.

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

Initial deposits for credit enhancement purposes were $303.5 million and $150.0 million for the nine months ended March 31, 2002 and 2001, respectively. Borrowings under the credit enhancement facility were $182.5 million and $57.0 million for the nine months ended March 31, 2002 and 2001, respectively. Excess cash flows distributed to the Company were $182.8 million and $158.6 million for the nine months ended March 31, 2002 and 2001, respectively.

With respect to the Company's securitization transactions covered by a financial guaranty policy, certain agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. As of March 31, 2002, none of the Company's securitizations had delinquency, default or net loss ratios in excess of the targeted levels. In addition, the Company believes that it is unlikely that the targeted delinquency, default or net loss ratios will be exceeded in any securitizations during the next twelve months. However, if the targeted ratios were exceeded in any securitization and a waiver was not granted by the insurer, excess cash flows from all of the Company's insured securitizations would be used to increase credit enhancement for the securitizations in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted ratio were exceeded for an extended period of time in larger securitizations requiring a greater amount of additional credit enhancement, there could be a material adverse effect on the Company's liquidity.

The Company operated 252 branch offices as of March 31, 2002, and plans to expand loan production capacity at existing branch offices where appropriate. While the Company has been able to establish and grow its auto finance business thus far, there can be no assurance that future expansion will be successful due to competitive, regulatory, market, economic or other factors.

As of March 31, 2002, the Company had $118.6 million in cash and cash equivalents. The Company also had available borrowing capacity of $219.2 million under its warehouse credit facilities pursuant to the borrowing base requirements of such agreements. The Company believes that its existing capital resources along with expected cash flows from operating activities will be sufficient to fund the Company's liquidity needs, exclusive of the purchase of auto finance contracts, for the next twelve months.

However, the Company anticipates that it will require additional external capital in the form of securitization transactions and renewal of its existing warehouse credit facilities in order to fund auto loan purchases for the next twelve months. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company.

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

        Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against the Company may take the form of class action complaints by consumers. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

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

        Not  Applicable

Item 5. OTHER INFORMATION

        Not  Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

        10.1 Amendment No. 2, dated as of February 1, 2002, to the Credit Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc.
        10.2 Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA
        10.3 Annex A to the Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA
        10.4 Amended and Restated Indenture, dated as of February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Bankers Trust Company
        10.5 Master Receivables Purchase Agreement, dated as of February 25, 2002, among AmeriCredit MTN Receivables Trust III, JPMorgan Chase Bank, AmeriCredit MTN Corp. III, and AmeriCredit Financial Services, Inc.
        10.6 Servicing and Custodian Agreement, dated as of February 25, 2002, between AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust III, and JPMorgan Chase Bank
        10.7 Security Agreement, dated as of February 25, 2002, by and among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. III, and JPMorgan Chase Bank
        10.8 Amendment No. 3, dated as of March 8, 2002, to the Amended and Restated Security Agreement, dated as of August 31, 2000, by and among AmeriCredit Barclays Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. III, Sheffield Receivables Corporation, and Bank One, NA
        11.1 Statement Re: Computation of Per Share Earnings

             (b)  Report on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 2002.

                  Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended March 31, 2002, reporting monthly information related to securitization trusts.

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


                                                       AmeriCredit Corp.
                                                 -------------------------------
                                                          (Registrant)


Date:  May 15, 2002                          By:      /s/ Daniel E. Berce
                                                 -------------------------------
                                                          (Signature)

                                                  Daniel E. Berce
                                                  Vice Chairman and
                                                  Chief Financial Officer