Form 10-K
period 2002-06-30
AMERICREDIT CORP
filed 2002-09-17
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10667

AmeriCredit Corp.
(Exact name of registrant as specified in its charter)

Texas	75-2291093
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 3900, Fort Worth, Texas 76102
(Address of principal executive offices, including Zip Code)

(817) 302-7000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of 36,287,033 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on September 10, 2002, was approximately $531,967,904. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 85,846,076 shares of Common Stock, $0.01 par value, outstanding as of September 10, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Annual Report to Shareholders for the year ended June 30, 2002 (“Annual Report”), furnished to the Commission pursuant to Rule 14a-3(b) and the definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (“Proxy Statement”) and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

AMERICREDIT CORP.

PART I

ITEM 1.    Business

General

AmeriCredit Corp. was incorporated in Texas on May 18, 1988, and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. The Company’s predecessor began operations in March 1987, and the business has been operated continuously since that time. As used herein, the term “Company” refers to the Company, its wholly owned subsidiaries and its predecessor corporation. The Company’s principal executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, 76102 and its telephone number is (817) 302-7000.

The Company and its subsidiaries have been operating in the automobile finance business since September 1992. The Company purchases auto finance contracts without recourse from franchised and select independent automobile dealerships and, to a lesser extent, makes loans directly to consumers buying used and new vehicles. As used herein, “loans” includes auto finance contracts originated by dealers and purchased by the Company and direct extensions of credit made by the Company to consumer borrowers. The Company targets consumers who are typically unable to obtain financing from traditional sources. Funding for the Company’s auto lending activities is obtained primarily through the sale of loans in securitization transactions. The Company services its automobile lending portfolio at regional centers using automated loan servicing and collection systems.

Automobile Finance Operations

Target Market.    The Company’s automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company’s typical borrowers have experienced prior credit difficulties or have modest income. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges interest at higher rates than those charged by traditional financing sources. As the Company provides financing in a relatively high risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

Marketing.    Since the Company is primarily an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company selects these dealers based on the type of vehicles sold. Specifically, the Company prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by the Company during the fiscal year ended June 30, 2002, approximately 97% were originated by manufacturer franchised dealers and 3% by select independent dealers. The Company purchased contracts from 19,401 dealers during the fiscal year ended June 30, 2002. No dealer location accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

Prior to entering into a relationship with a dealer, the Company considers the dealer’s operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company’s underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company’s relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a loan made by the dealership to a customer seeking to make a vehicle purchase. Branch personnel and other marketing representatives regularly telephone and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company’s financing programs and capabilities. These personnel explain the Company’s underwriting philosophy, including the preference for non-prime quality contracts secured by later model, low mileage vehicles. To increase the effectiveness of these contacts, marketing personnel have access to the Company’s management information systems which detail current information regarding the number of applications submitted by a dealership, the Company’s response and the reasons why a particular application was rejected.

The Company has a strategic marketing alliance with Chase Automotive Finance (“Chase”). Under this alliance, the Company’s personnel and representatives from Chase jointly market to automobile dealers with the Company providing non-prime auto financing and Chase providing prime auto financing. The alliance allows the Company and Chase to better service automobile dealers by offering auto financing across a broad credit spectrum. The Company also benefits from being able to market its auto financing programs to automobile dealers who have relationships with Chase.

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

To supplement its indirect lending activities, the Company has introduced certain other automobile finance programs. In its Valued Customer Program, the Company seeks to provide pre-approvals for qualifying existing customers for their next auto loan when they trade-in their vehicle financed by AmeriCredit or purchase an additional vehicle. Additionally, through strategic alliances with certain online lending sources and through the Company’s own website, the Company processes online credit applications in order to provide direct auto financing via the Internet.

In 2001, the Company joined certain other auto finance companies in providing equity capital to launch a new company, DealerTrack Holdings, Inc. (“DealerTrack”). DealerTrack was established to automate the dealer-lender process, allowing dealers to submit consumer credit applications via the Internet to any participating lender. Real-time contract status information and historical data regarding applications and approvals are also available to dealers. The Company is one of the lenders that offers services through DealerTrack.

Branch Office Network.    The Company primarily uses a branch office network to market its indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. Marketing representatives are also utilized in areas not covered by a branch office with support from the Company’s central loan purchasing office. Branch office and marketing personnel are responsible for the solicitation, enrollment and education of dealers regarding the Company’s financing programs. The Company believes a local presence enables the Company to be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, regulatory environment and availability of qualified personnel. Branch offices are typically situated in suburban office buildings that are accessible to local dealers.

Each branch office solicits dealers for contracts and maintains the Company’s relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and several dealer and customer service representatives. Larger branch offices may also have additional assistant managers or dealer marketing representatives. The Company believes that the personal relationships its branch managers and other branch personnel establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company’s dealer customer base. Branch managers are compensated with base salaries and annual incentives based on overall branch performance including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash and stock-based awards. The branch managers report to regional vice presidents.

The Company’s regional vice presidents monitor branch office compliance with the Company’s underwriting guidelines and assist in local branch marketing activities. The Company’s management information systems provide the regional vice presidents access to credit application information enabling them to consult with the branch managers on credit decisions and review exceptions to the Company’s underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews.

The following table sets forth information with respect to the number of branches, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

	Years Ended June 30,
	2002	2001	2000
	(dollars in thousands)
Number of branch offices	251	232	196
Dollar volume of contracts purchased	$8,929,352	$6,378,652	$4,427,945
Number of producing dealerships(1)	19,401	16,280	14,076

(1)	A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

Underwriting and Purchasing of Contracts

Proprietary Credit Scoring System and Risk-based Pricing.    The Company utilizes a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of the Company’s consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to evaluate credit applications for approval and tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, the Company would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the transaction. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of the Company’s receivables portfolio.

The credit scoring system considers data contained in the customer’s credit application and credit bureau report as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether risk is acceptable and the price the Company should charge for that risk. The Company’s credit scorecards are validated on a monthly basis through the comparison of actual versus projected performance by score. The Company endeavors to refine its proprietary scorecards based on new information and identified correlations relating to receivables performance.

Indirect Loan Approval Process.    The Company purchases individual contracts through its branch offices using a credit approval process tailored to local market conditions. Branch personnel have a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. Contracts may also be purchased through the Company’s central loan purchasing office for specific dealers requiring centralized service, in certain markets where a branch office is not present or, in some cases, outside of normal branch office working hours. Although the credit approval process is decentralized, the Company’s application processing system includes controls designed to ensure that credit decisions comply with the Company’s credit scoring strategies and underwriting policies and procedures.

Finance contract application packages completed by prospective obligors are received from dealers via facsimile, electronically, or by telephone. Since the Company is a participating lender in DealerTrack, automobile dealers can send application data to the Company electronically via an Internet connection. Such data automatically interfaces with the Company’s application processing systems providing for faster processing. The Company received 33% of credit applications from dealers via DealerTrack for the fiscal year ended June 30, 2002. Application data received by facsimile or telephone is entered into the Company’s application processing system. A credit bureau report is automatically accessed and a credit score is computed. Company personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. The credit decision is based primarily on the applicant’s credit score. The Company estimates that approximately 60% of applicants are denied credit by the Company typically because of their credit histories or other factors. Dealers are contacted regarding credit decisions electronically, by facsimile or by telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

The Company’s underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by a regional vice president or other designated credit officer. Exceptions are also monitored by the Company’s centralized risk management group.

Completed contract packages are sent by the automobile dealers to the Company. Once the contract package is received, a Company customer service representative verifies certain applicant employment and residency information when required by the Company’s credit policies. Loan terms and insurance coverages may be reverified with the customer. Key loan documentation is scanned to create electronic images and electronically forwarded to the Company’s centralized loan processing department. The original documents are subsequently sent to the loan processing department and are stored in a fire resistant vault.

Upon electronic receipt of loan documentation, the loan processing department reviews the loan packages for proper documentation and regulatory compliance and completes the entry of information into the Company’s loan accounting system. Once cleared for funding, the loan processing department electronically transfers funds to the dealer or issues a check. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of the Company’s contracts are fully amortizing with substantially equal monthly installments.

Direct Loan Approval Process.    The Company offers its direct loan program to consumers in most states via strategic alliances with certain online lending sources and the Company’s own website, www.americredit.com.

An online loan application is completed by prospective obligors via the Internet. The application is transmitted to the Company’s automated application processing system, and within seconds a credit bureau report is accessed and a credit score is computed. The applicant is automatically approved or declined and the decision is electronically sent to the applicant. The Company’s underwriting and collateral guidelines as well as proprietary credit scoring parameters form the basis for the credit decision. All credit decisions made via the Company’s automated application processing system are valid for a 45-day period. Declined applicants are provided with appropriate notification of the decision.

A package of loan documents is provided to approved applicants explaining the terms and conditions of the loan. The package may be used at an automobile dealer of the applicant’s choice to purchase and finance a vehicle. The applicant and dealer complete the loan package and submit the package to either the Company or its online lending partners for funding.

Loan packages received directly by the Company are processed in a manner similar to indirect loans. In the case of loans originated through one of the Company’s Internet partners, the dealer deposits a documentary draft that is presented to the partner for funding. Once cleared for funding, AmeriCredit electronically transfers funds to the partner and purchases the loan.

Servicing and Collections Procedures

General.    The Company’s servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, arranging for the repossession of, and liquidating collateral when necessary.

The Company uses monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify the Company of an address change. Approximately 15 days before a customer’s first payment due date and each month thereafter, the Company mails the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company’s lockbox bank to the Company for posting to the loan accounting system. Payments may also be received directly by the Company from customers. All payment processing and customer account maintenance is performed centrally at the Company’s operations center in Arlington, Texas.

The Company’s collections activities are performed at regional centers located in Arlington, Texas; Tempe, Arizona; Charlotte, North Carolina; Jacksonville, Florida and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from the Company’s database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of accounts daily.

Once an account reaches a certain level of delinquency, the account moves to one of the Company’s mid-range collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes more than 90 days past due, the Company typically repossesses the financed vehicle. However, initiation of repossession may occur prior to an account becoming 90 days past due. The Company may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.

At times, the Company offers payment deferrals to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move a delinquent payment to the end of the loan, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer’s past payment history and statistically based behavioral score and assesses the customer’s desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with the Company’s policies and guidelines. Exceptions to the Company’s policies and guidelines for deferrals must be approved by a collections officer. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. As of June 30, 2002, approximately 17% of the Company’s managed receivables had received a deferral.

Repossessions.    Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company’s ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company and must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company may pursue collection of deficiencies when it deems such action to be appropriate.

Charge-Off Policy.    The Company’s policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. Otherwise, the Company charges-off the account when the vehicle securing the delinquent contract is repossessed and liquidated. The charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts that are more than 60 days contractually delinquent.

Risk Management

Overview.    The Company’s risk management department is responsible for monitoring the contract approval process and supporting the supervisory role of senior operations management. This department tracks via databases key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company’s credit scoring system and is responsible for the development and enhancement of the Company’s credit scorecards.

The risk management department prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated by the Company’s management information systems. This information is used to monitor credit quality as well as to refine the structure and mix of new loan originations. The Company reviews portfolio returns on a consolidated basis, as well as at the branch office, dealer and contract levels.

Behavioral Scoring.    Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default and to validate the credit scoring system after the receivable has aged for a sufficient period of time, generally six months. Default probabilities are calculated for each account independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of the Company’s credit strategies.

Collateral Value Management.    The value of the collateral underlying the Company’s receivables portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data, along with the Company’s own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities as well as for reserve analysis models.

Compliance Audits.    The Company’s internal audit and quality control departments conduct regular reviews of branch office operations, loan operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with the Company’s written policies and procedures as well as regulatory matters. Branch office reviews performed by the Company’s internal dealer quality control department include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and applicant data investigation. Written reports are distributed to departmental managers and officers for response and follow-up. Results and responses are also reviewed by senior executive management.

Securitization of Loans

Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2002, the Company had securitized approximately $24.1 billion of automobile receivables since 1994.

In its securitizations, the Company, through wholly-owned subsidiaries, transfers automobile receivables to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

The Company typically arranges for a financial guaranty insurance policy to achieve a high grade credit rating on the asset-backed securities issued by the securitization trusts. The financial guaranty insurance policies have been provided by Financial Security Assurance Inc. (“FSA”), a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. The Company has limited reimbursement obligations to FSA; however, credit enhancement requirements, including FSA’s encumbrance of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse FSA for any claims which may be made under the policies issued with respect to the Company’s securitizations. The Company is currently seeking to establish relationships with other financial guaranty insurance providers.

The credit enhancement requirements for the Company’s securitizations include restricted cash accounts that are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. Funds would be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds generated from securitization transactions insured by FSA are also available to be withdrawn in an event of default to reimburse FSA for draws on its financial guaranty insurance policy. In addition, the restricted cash account for each securitization trust insured by FSA is cross-collateralized to the restricted cash accounts established in connection with the Company’s other FSA insured securitization trusts, such that excess cash flow from a performing securitization trust insured by FSA may be used to support cash flow shortfalls from a non-performing securitization trust insured by FSA, thereby further restricting excess cash flow available to the Company. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed predetermined required minimum levels.

FSA has a security interest in the restricted cash accounts, interest-only receivables from Trusts and investments in Trust receivables, such that, if the security interest is foreclosed upon in the event of a payment by FSA under one of its insurance policies or certain material adverse changes in the business of the Company, FSA would control all of the restricted cash accounts, interest-only receivables from Trusts and investments in Trust receivables with respect to securitization transactions it has insured. The terms of each insured securitization also provide that, under certain tests relating to delinquencies, defaults and losses, cash may be retained in the restricted cash account and not released to the Company until increased minimum levels of credit enhancement requirements have been reached and maintained.

Since November 2000, the Company has completed three securitization transactions in the United States and one in Canada involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from losses. The Company also provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the trusts than the amount of asset-backed securities issued by the trusts. Excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows are distributed to the Company. Since these transactions did not involve the issuance of a financial guaranty insurance policy, the credit enhancement assets related to these trusts are not cross-collateralized to the credit enhancement assets established in connection with any of the Company’s other securitization trusts.

Trade Names

The Company has obtained federal trademark protection for the “AmeriCredit” name and the logo that incorporates the “AmeriCredit” name. Certain other names, logos and phrases used by the Company in its business operations have also been trademarked.

Regulation

The Company’s operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

In most states in which the Company operates, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as the Company. Such rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, the Company is subject to periodic examination by state regulatory authorities. Some states in which the Company operates do not require special licensing or provide extensive regulation of the Company’s business.

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, the Company is subject to the Gramm-Leach-Bliley Act, which requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters. The Company is also subject to the Soldiers’ and Sailors’ Civil Relief Act, which requires it to reduce the interest rate charged on each loan to customers who have subsequently joined the military.

The dealers who originate automobile finance contracts purchased by the Company also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on the Company.

The Company believes that it maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that the Company will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on its operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on the Company’s business.

Competition

Competition in the field of non-prime automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than the Company. In addition, the Company’s competitors often provide financing on terms more favorable to automobile purchasers or dealers than the Company offers. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by the Company. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealers it serves, the Company competes predominately on the basis of its high level of dealer service and strong dealer relationships and by offering flexible loan terms. There can be no assurance that the Company will be able to compete successfully in this market or against these competitors.

Risk Factors

Dependence on Warehouse Financing.    The Company depends on warehouse facilities with financial institutions to finance its purchase of contracts pending securitization. At June 30, 2002, the Company has four domestic warehouse credit facilities with various financial institutions providing for available borrowings of up to a total of approximately $3,845 million, subject to defined borrowing bases. The Company has $550 million and $250 million commercial paper facilities, both of which mature in September 2002 and which the Company is seeking to renew in whole or in part, a $500 million commercial paper facility which matures in November 2003, and a $2,545 million commercial paper facility of which $380 million matures in March 2003 and the remaining $2,165 million matures in March 2005.

To fund Canadian auto receivables, the Company has a $150 million Cdn. revolving credit agreement that matures in August 2003. The Company also has a $100 million Cdn. warehouse credit facility that matures in May 2003.

At June 30, 2002, the Company also has three medium term note facilities with administrative agents on behalf of institutionally managed medium term note conduits that in the aggregate provide $1,750 million of receivables financing. The Company has a $500 million facility which matures in December 2003, a $750 million facility which matures in June 2004 and a $500 million facility which matures in February 2005.

The Company cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends on factors outside of the Company’s control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace these facilities and arrange new warehouse credit facilities or medium term note facilities, it will have to curtail contract purchasing and originating activities, which would have a material adverse effect on the Company’s financial position and results of operations.

The Company’s warehouse credit and medium term note facilities contain restrictions and covenants that require the Company to maintain specified financial ratios and satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements and restrict the Company’s ability to obtain additional borrowings under these agreements. The Company’s ability to meet those financial ratios and tests can be affected by events beyond its control, and the Company cannot guarantee that it will meet those financial ratios and tests.

Dependence on Securitization Program.    Since December 1994, the Company has relied upon its ability to aggregate and sell receivables in the asset-backed securities market to generate cash proceeds for repayment of warehouse facilities and to purchase additional contracts from automobile dealers. Accordingly, adverse changes in the Company’s asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company’s ability to purchase and resell loans on a timely basis and upon terms reasonably favorable to the Company. Any adverse change or delay would have a material adverse effect on the Company’s liquidity and financial position.

Dependence on Credit Enhancement.    To date, all but three of the Company’s securitizations in the United States have utilized credit enhancement in the form of financial guaranty insurance policies issued by FSA in order to achieve AAA/Aaa ratings. These ratings may reduce the costs of securitizations relative to alternative forms of financing available to the Company and enhance the marketability of such transactions to investors in asset-backed securities. FSA is not required to insure Company-sponsored securitizations, and there can be no assurance that they will continue to do so or that future Company-sponsored securitizations will be similarly rated. FSA’s willingness to insure the Company’s future securitizations is subject to many factors beyond the Company’s control, including concentrations of risk with FSA, FSA’s own rating considerations, FSA’s ability to cede this risk to reinsurers and the performance of the Company’s portfolio for which FSA has provided insurance. Likewise, the Company is not required to utilize financial guaranty insurance policies issued by FSA or any other form of credit enhancement in connection with its securitizations. The Company utilizes reinsurance and other credit enhancement alternatives to reduce the initial cash deposit related to its securitizations. Alternatively, in lieu of relying on a financial guaranty insurance policy, the Company has sold subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and reduce the initial credit enhancement deposit required for the securitization program. A downgrading of FSA’s credit rating, FSA’s withdrawal of credit enhancement, an increase in required credit enhancement levels or the lack of availability of alternative credit enhancements, such as reinsurance or senior subordinated structures, for the Company’s securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial cash deposit requirements. The absence of a financial guaranty insurance policy may also impair the marketability of the Company’s securitizations. These events could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Liquidity and Capital Needs.    The Company’s ability to fund its operations and planned capital expenditures depends on its ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company requires substantial amounts of cash to fund its contract purchase and securitization activities. Although the Company has historically recognized a gain on the sale of receivables upon the closing of a securitization, it typically receives the cash representing that gain over the actual life of the receivables securitized. The Company also incurs significant transaction costs in connection with a securitization. Furthermore, the Company may be required to make substantial estimated federal income tax payments before it receives distributions of excess cash flow from the securitization trusts. Accordingly, the Company’s strategy of securitizing substantially all of its newly purchased receivables requires substantial amounts of cash.

The Company expects to continue to require substantial amounts of cash even as it implements strategies to moderate its growth. The Company’s primary cash requirements include the funding of: (i) contract purchases pending their securitization; (ii) credit enhancement requirements in connection with the securitization of the receivables; (iii) interest and principal payments under warehouse facilities, the Company’s senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) capital expenditures for technology and facilities; (vi) ongoing operating expenses; and (vii) income tax payments.

For the Company’s primary sources of liquidity, it depends on operating items, such as finance charges on loans held prior to securitization, servicing fees and distributions from securitization trusts, borrowings under its warehouse credit facilities, sales of automobile receivables through securitizations and further issuances of debt or equity securities.

On September 12, 2002, Moody’s Investors Service announced its intention to review the Company for a potential credit rating downgrade. In the event of a downgrade, certain of its derivative collateral lines will be reduced. The Company anticipates that the reductions in these derivative collateral lines would require it to pledge an additional $25 million to $40 million in cash to maintain its open derivative positions.

The Company believes that in addition to its existing capital resources, the Company will require at least $150 million of additional external capital in the form of equity capital financing, as well as continued execution of securitization transactions and renewal of its existing warehouse credit facilities, in order to fund its liquidity needs in fiscal 2003. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to it. If the Company is unable to obtain additional equity capital or execute securitization transactions on a regular basis before December 2002, the Company will be required to significantly decrease loan origination activities and implement significant expense reductions, all of which may have a material adverse affect on its ability to achieve its business and financial objectives.

Leverage.    The Company currently has substantial outstanding indebtedness. The Company’s ability to make payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance and its ability to enter into additional securitizations and debt and equity financings, which is subject to economic, financial, competitive and other factors beyond its control.

If the Company is unable to generate sufficient cash flow in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any refinancing would be possible or that any additional financing could be obtained on acceptable terms. The inability to obtain additional financing could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The degree to which the Company is leveraged creates risks including: (i) the Company may be unable to satisfy its obligations under its outstanding indebtedness; (ii) the Company may be more vulnerable to adverse general economic and industry conditions; (iii) the Company may find it more difficult to fund future working capital, capital expenditures, acquisitions and general corporate requirements; and (iv) the Company may have to dedicate a substantial portion of its cash resources to the payment of principal and interest on indebtedness outstanding thereby reducing the funds available for operations and future business opportunities. The Company’s warehouse facilities and its senior note indentures restrict its ability to, among other things: (i) sell or transfer assets; (ii) incur additional debt; (iii) repay other debt; (iv) pay dividends; (v) make certain investments or acquisitions; (vi) repurchase or redeem capital stock; (vii) engage in mergers or consolidations; and (viii) engage in certain transactions with subsidiaries and affiliates.

The warehouse credit facilities and the senior note indentures also require the Company to comply with certain financial ratios, covenants and asset quality maintenance requirements. These restrictions may interfere with the Company’s ability to obtain financing, may reduce its access to cash or interfere in its ability to engage in other necessary or desirable business activities. In addition, certain of the Company’s warehouse credit facilities contain provisions resulting in higher borrowing costs or acceleration of outstanding indebtedness in the event of a downgrade of the Company’s senior unsecured debt.

If the Company cannot comply with the requirements in its warehouse credit facilities and its senior note indentures, or if the Company’s senior debt ratings are downgraded, then the lenders may require it to immediately repay all of the outstanding debt under its facilities or may increase borrowing costs. If its debt payments were accelerated, the Company’s assets might not be sufficient to fully repay the debt. These lenders may also require the Company to use all of its available cash to repay its debt, foreclose upon their collateral or prevent the Company from making payments to other creditors on certain portions of the Company’s outstanding debt.

The Company may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such a case, the Company’s business, results of operations, liquidity and financial condition would suffer.

Default and Prepayment Risks.    The Company’s results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of receivables sold to securitization trusts. Obligors under contracts acquired or originated by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from defaults during such period. The longer the Company holds contracts prior to their sale in a securitization, the longer it is exposed to this risk. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for loan losses on loans held for sale by the Company, which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of that allowance, and results of operations could be adversely affected. In addition, under the terms of the securitizations and the Company’s warehouse facilities, the Company is not able to borrow against or sell defaulted loans and loans greater than 30 days delinquent held by the Company.

The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain historically recognized on these sales and the corresponding assets recorded on the Company’s balance sheet are credit enhancement assets which consist of investments in Trust receivables, or overcollateralization, restricted cash and interest-only receivables from Trusts. Interest-only receivables from Trusts are based on the present value of estimated future excess cash flows from the securitized receivables expected to be received by the Company. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults. Actual defaults may vary from management’s assumptions, possibly to a material degree. As of June 30, 2002, credit enhancement assets totaled $1,549 million.

In connection with the Company’s recent decision to alter the structure of its future securitizations to be accounted for as financings rather than sales, it will bear the full risk of losses from defaults during the term of the contracts, even though these contracts may be securitized.

The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company-sponsored securitizations into additional credit enhancement. Credit enhancement assets related to the Company’s securitizations that have involved the issuance of financial guaranty insurance policies are currently pledged to FSA as security for the Company’s obligation to reimburse FSA for any amounts that may be paid out on financial guaranty insurance policies. Credit enhancement assets related to the Company’s securitizations that have involved the sale of subordinate securities rather than the issuance of financial guaranty insurance policies also cannot be accessed by the Company since such assets are available only as security to protect investors in such securitizations against losses.

The Company regularly measures its default and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults, or that any other material assumptions were inaccurate, the Company would be required to reduce the carrying value of its credit enhancement assets. If the change in assumptions and the impact of the change on the value of the credit enhancement assets were deemed other than temporary, the Company would record a charge to income. Future cash flows from securitization trusts may also be less than expected, and the Company’s results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in defaults would reduce the size of the Company’s servicing portfolio, which would reduce the Company’s servicing fee income, further adversely affecting results of operations and cash flow. A material write-down of credit enhancement assets and the corresponding decreases in earnings and cash flow could limit the Company’s ability to service debt and to enter into future securitizations and other financings. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default may differ from those assumed, and other assumptions may be required to be revised upon future events.

Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing.    Generally, the form of credit enhancement agreement the Company enters into with FSA in connection with securitization transactions contains specified limits on the delinquency, default and loss rates on the receivables included in each securitization trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust, if a waiver was not obtained. During the period in which the specified delinquency, default and loss rates were exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company’s cash flow. Further, the credit enhancement requirements for each securitization trust in which FSA issues a financial guaranty insurance policy are cross-collateralized to the credit enhancement requirements established in connection with each of the Company’s other insured securitization trusts, so that excess cash flow from a performing securitization trust insured by FSA may be used to support increased credit enhancement requirements for a non-performing securitization trust insured by FSA, which would further restrict excess cash flow available to the Company.

As of August 31, 2002, none of the Company’s insured securitizations had delinquency, default or net loss ratios in excess of the targeted levels. However, as a result of expected seasonal increases in delinquency levels through February 2003 and the prospects for continued economic weakness, the Company believes that it is likely that the initially targeted delinquency ratios will be exceeded in certain of its insured securitizations during that period. In September 2002, the insurer agreed to revise the targeted delinquency trigger levels through and including the March 2003 distribution date. As a result, the Company does not expect to exceed the revised targets with respect to any trusts that are insured by its bond insurer. The amount of excess cash flow expected to be received by the Company during this period is approximately $100 million. The Company anticipates that expected seasonal improvements in delinquency levels after February 2003 will result in the ratios being reduced below applicable target levels. However, further deterioration in the economy subsequent to March 2003 could cause targeted ratios to be exceeded, resulting in greater stress on its liquidity position in the event additional waivers are not granted. The Company may be required to significantly decrease loan origination activities and implement other significant expense reductions if securitization distributions to it are materially decreased for a prolonged period of time.
The credit enhancement agreements that the Company enters into with FSA in connection with securitization transactions contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher than the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust insured by FSA were to exceed these additional specified limits applicable to that trust, provisions of the credit enhancement agreements permit FSA to terminate the Company’s servicing rights to the receivables sold to that trust. In addition, the servicing agreements on FSA insured securitization trusts are cross-defaulted so that a default under one servicing agreement would allow FSA to terminate the Company’s servicing rights under all servicing agreements concerning securitization trusts in which FSA issues a financial guaranty insurance policy. Although the Company has never exceeded such delinquency, default or loss rates, and believes that it can manage the portfolio to avoid exceeding the FSA limits, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such trusts or any other trust which exceeds the specified limits in future periods will not be terminated. FSA has other rights to terminate the Company as servicer for FSA insured securitization trusts if (i) the Company were to breach its obligations under the servicing agreements, (ii) FSA was required to make payments under its policies or (iii) certain bankruptcy or insolvency events were to occur. As of August 31, 2002, no such termination events have occurred with respect to any of the trusts formed by the Company.

Implementation of Business Strategy.    The Company’s financial position and results of operations depend on Company management’s ability to execute its business strategy. Key factors involved in the execution of the business strategy include achieving the desired contract purchase volume, continued and successful use of proprietary scoring models for risk assessment and risk-based pricing, the use of sophisticated risk management techniques, continued investment in technology to support operating efficiency and growth, and continued access to significant funding and liquidity sources. The failure or inability of the Company to execute any element of its business strategy could materially adversely affect its financial position, liquidity and results of operations.

Continued expansion of the Company’s loan production capacity depends on the Company’s ability to increase dealer penetration in the Company’s existing markets and on establishing and developing new channels to provide auto financing directly to the consumer. The success of this strategy is dependent upon, among other factors, the Company’s ability to hire and retain qualified personnel, to develop relationships with more dealers and to expand the Company’s current relationships with existing dealer customers. The Company is faced with intense competition in attracting key personnel and establishing relationships with new dealers. Dealers often already have favorable non-prime financing sources, which may restrict the Company’s ability to develop dealer relationships and delay the Company’s growth. In addition, the competitive conditions in the Company’s market may result in a reduction in the profitability of the contracts that the Company purchases or a decrease in contract acquisition volume, which would adversely affect the Company’s results of operations.

The growth of the Company’s managed portfolio has resulted in increased need for additional personnel and expansion of systems capacity. The Company’s ability to support, manage and control growth is dependent upon, among other things, the Company’s ability to hire, train, supervise and manage its growing workforce. There can be no assurance that the Company will have trained personnel and systems adequate to support the Company’s business strategy.

Target Consumer Base.    The Company specializes in purchasing and servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages these risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company’s financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions.    During periods of economic slowdown or recession, such as the United States economy is experiencing, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the Company focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slow down or recession, the Company’s servicing costs may increase without a corresponding increase in its servicing fee income. While the Company seeks to manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company’s financial position, liquidity and results of operations and its ability to enter into future securitizations.

Wholesale Auction Values.    The Company sells repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession, such as the United States economy is experiencing, will result in higher credit losses for the Company. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. The Company’s recoveries as a percentage of repossession charge-offs declined to 48% in fiscal 2002 from 51% in fiscal 2001 and 53% in fiscal 2000, and there can be no assurance that the Company’s recovery rates will stabilize or improve in the future.

Interest Rates.    The Company’s profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread the Company earns on its receivables. As the level of interest rates increase, the Company’s gross interest rate spread on new originations will generally decline since the rates charged on the contracts originated or purchased from dealers are limited by statutory maximums, restricting the Company’s opportunity to pass on increased interest costs. The Company believes that its profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. The Company monitors the interest rate environment and employs pre-funding and other hedging strategies designed to mitigate the impact of changes in interest rates. The Company can provide no assurance, however, that pre-funding or other hedging strategies will mitigate the impact of changes in interest rates.

Labor Market Conditions.    Competition to hire personnel possessing the skills and experience required by the Company could contribute to an increase in the Company’s employee turnover rate. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on the Company’s delinquency, default and net loss rates and, ultimately, the Company’s financial condition, results of operations and liquidity.

Competition.    Reference should be made to Item 1. “Business—Competition” for a discussion of competitive risk factors.

Regulation.    Reference should be made to Item 1. “Business—Regulation” for a discussion of regulatory risk factors.

Employees

At June 30, 2002, the Company employed 5,250 persons in 44 states and eight Canadian provinces. None of the Company’s employees are a part of a collective bargaining agreement, and the Company’s relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning the executive officers of the Company as of June 30, 2002.

Name	Age	Position

Clifton H. Morris, Jr.	67	Executive Chairman of the Board

Michael R. Barrington	43	Vice Chairman of the Board, President and Chief Executive Officer

Daniel E. Berce	48	Vice Chairman of the Board and Chief Financial Officer

Steven P. Bowman	35	Executive Vice President, Chief Credit Officer

Chris A. Choate	39	Executive Vice President, Chief Legal Officer and Secretary

Richard E. Daly	55	Executive Vice President, Chief Learning Officer

Edward H. Esstman	61	Vice Chairman of the Board

S. Mark Floyd	49	President, Dealer Services

Joseph E. McClure	55	Executive Vice President, Chief Information Officer

Cheryl L. Miller	37	President, Consumer Services

Michael T. Miller	41	Executive Vice President, Chief Operating Officer

Preston A. Miller	38	Executive Vice President, Treasurer

Karl J. Reeb	44	Executive Vice President, Chief Administration Officer

CLIFTON H. MORRIS, JR. has been Executive Chairman of the Board since July 2000 and served as Chairman of the Board and Chief Executive Officer from May 1988 to July 2000. He also served as President from May 1988 until April 1991 and from April 1992 to November 1996.

MICHAEL R. BARRINGTON has been Vice Chairman, President and Chief Executive Officer since July 2000. He served as Vice Chairman, President and Chief Operating Officer from November 1996 to July 2000 and was Executive Vice President and Chief Operating Officer from May 1991 until November 1996. Mr. Barrington joined the Company in 1989.

DANIEL E. BERCE has been Vice Chairman and Chief Financial Officer since November 1996. He served as Executive Vice President, Chief Financial Officer and Treasurer from November 1994 until November 1996. Mr. Berce joined the Company in 1990.

STEVEN P. BOWMAN has been Executive Vice President, Chief Credit Officer since March 2000. He served as Senior Vice President, Risk Management from May 1998 until March 2000 and was Vice President, Risk Management from June 1997 until May 1998. From February 1996 until June 1997, Mr. Bowman was Assistant Vice President, Risk Management.

CHRIS A. CHOATE has been Executive Vice President, Chief Legal Officer and Secretary since November 1999. He served as Senior Vice President, General Counsel and Secretary from November 1996 to November 1999. Mr. Choate was Vice President, General Counsel and Secretary from November 1994 until November 1996 and has been with the Company since 1991.

RICHARD E. DALY has been Executive Vice President, Chief Learning Officer since January 2002. He served as Senior Vice President, Learning & Performance from July 2000 until January 2002. Prior to July 2000, Dr. Daly was President of Humanex, Inc., a management consulting firm, serving in that position for over five years.

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

JOSEPH E. McCLURE has been Executive Vice President, Chief Information Officer since April 1999. He served as Senior Vice President, Chief Information Officer from October 1998 until April 1999. Prior to October 1998, Mr. McClure was Executive Vice President and Division Information Officer of Associates First Capital Corp., and was in that position for more than five years.

CHERYL L. MILLER has been President, Consumer Services since May 2001. She served as Executive Vice President, Director of Collections and Customer Service from June 1998 to May 2001 and was Senior Vice President, Collections and Customer Service from October 1994 to June 1998. Ms. Miller is the sister of Michael T. Miller.

MICHAEL T. MILLER has been Executive Vice President, Chief Operating Officer since August 2001. He served as Executive Vice President, Co-Chief Operating Officer from October 2000 to August 2001, President, e-Services from March 2000 to October 2000, Executive Vice President, Chief Credit Officer from July 1998 until March 2000, and Senior Vice President, Chief Credit Officer from November 1996 until July 1998. Mr. Miller was Senior Vice President, Risk Management, Credit Policy and Planning and Chief of Staff from November 1994 until November 1996 and has been with the Company since 1991. Mr. Miller is the brother of Cheryl L. Miller.

PRESTON A. MILLER has been Executive Vice President, Treasurer since July 1998. He served as Senior Vice President, Treasurer from November 1996 until July 1998 and Vice President, Controller from November 1994 until November 1996. Mr. Miller joined the Company in 1989.

KARL J. REEB has been Executive Vice President, Chief Administration Officer since November 1999. Prior to November 1999, Mr. Reeb held various human resource executive positions with Verizon and its predecessor company for approximately 10 years.

ITEM 2.    Properties

The Company’s executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a 12-year lease that commenced in July 1999. The Company also leases 67,000 square feet of office space in Tempe, Arizona, under a ten year agreement with renewal options; 76,000 square feet of office space in Charlotte, North Carolina, under a ten year agreement with renewal options; 250,000 square feet of office space in Arlington, Texas, under a five year agreement; 85,000 square feet of office space in Peterborough, Ontario, under a ten year agreement and 85,000 square feet of office space in Jacksonville, Florida, under a ten year agreement. As provided in the Tempe, Arizona lease agreement, the Company exercised its early termination option in March 2002, which has the effect of terminating that lease as of April 2003. Subsequent to June 30, 2002, the Company entered into a ten year agreement to lease a 150,000 square foot servicing facility, currently under construction in Chandler, Arizona. The lease will commence in March 2003. In addition to the leased facilities, the Company also owns a second 250,000 square foot facility in Arlington, Texas.

The Company’s branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

ITEM 3.    Legal Proceedings

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, breach of contract, fraud and discriminatory treatment of credit applicants, which could take the form of a plaintiffs’ class action complaint. The Company, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

Management believes that the Company has taken prudent steps to address the litigation risks associated with the Company’s business activities. As of June 30, 2002, there were no lawsuits pending or, to the best knowledge of management, threatened against the Company, the outcome of which will have a material affect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended June 30, 2002.

PART II

ITEM 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

The Company has never paid cash dividends on its common stock. The indentures pursuant to which the senior notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

Information contained under the caption “Common Stock Data” in the Annual Report is incorporated herein by reference in further response to this Item 5.

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of June 30, 2002:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	10,564,895	$14.69	1,539,504
Equity compensation plans not approved by shareholders	5,113,838	24.87	948,700

Total	15,678,733	$18.01	2,488,204

The 1989 Stock Option Plan for AmeriCredit Corp., 1990 Stock Option Plan for Non-Employee Directors of AmeriCredit Corp., 1991 Key Employee Stock Option Plan of AmeriCredit Corp., 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp., AmeriCredit Corp. Employee Stock Purchase Plan, 1996 Limited Stock Option Plan for AmeriCredit Corp., 1998 Limited Stock Option Plan for AmeriCredit Corp., and 2000 Limited Omnibus Plan for AmeriCredit Corp., were approved by the Company’s shareholders.

The 1999 Employee Stock Option Plan of AmeriCredit Corp. (“1999 Plan”), FY 2000 Stock Option Plan of AmeriCredit Corp. (“FY 2000 Plan”), Management Stock Option Plan of AmeriCredit Corp. (“Management Plan”), i4 Gold Stock Option Program (“i4 Plan”) and Marketing Representative Stock Option Plan of AmeriCredit Corp. (“Marketing Plan”) have not been approved by the Company’s shareholders.

Description of Plans

1999 Plan

Under the 1999 Plan, adopted by the Board of Directors in fiscal 1999, a total of 1,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 53,290 shares were available for grants as of June 30, 2002. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2002, no shares were granted under the 1999 Plan. Each option is subject to vesting requirements established by the Board of Directors. The 1999 Plan provides for acceleration of vesting of awards in the event of a change in control. The 1999 Plan expires on February 4, 2009, except with respect to options then outstanding.

FY 2000 Plan

Under the FY 2000 Plan, adopted by the Board of Directors in fiscal 2000, a total of 2,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 100,120 shares were available for grants as of June 30, 2002. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2002, 17,800 shares were granted under the FY 2000 Plan, each having an exercise price of $35.00 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The FY 2000 Plan provides for acceleration of vesting of awards in the event of a change in control. The FY 2000 Plan expires on July 1, 2009, except with respect to options then outstanding.

Management Plan

Under the Management Plan, adopted by the Board of Directors in fiscal 2000, a total of 3,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 413,240 shares were available for grants as of June 30, 2002. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2002, 1,592,700 shares were granted under the Management Plan with a weighted average exercise price of $17.96 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The Management Plan provides for acceleration of vesting of awards in the event of a change in control. The Management Plan expires on February 3, 2010, except with respect to options then outstanding.

i4 Plan

Under the i4 Plan, adopted by the Board of Directors in fiscal 2002, a total of 1,200,000 shares have been authorized for grants of options to employees other than directors and officers, of which 172,450 shares were available for grants as of June 30, 2002. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant and shall have a term of three years. In fiscal 2002, 1,166,850 shares were granted under the i4 Plan with a weighted average exercise price of $38.70 per share. Each option has a three-year term and vests over a two-year period, with 50% of the options becoming exercisable one year after the date of grant and 50% becoming exercisable two years after the date of grant. The i4 Plan expires on June 30, 2003, except with respect to options then outstanding.

Marketing Plan

Under the Marketing Plan, adopted by the Board of Directors in fiscal 1994, a total of 300,000 shares have been authorized for grants of options to non-employee marketing representatives of the Company, of which 209,600 shares were available for grants as of June 30, 2002. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2002, no shares were granted under the Marketing Plan. No grants have been made under the Marketing Plan since fiscal 2001, and the Company currently has no non-employee marketing representatives that are eligible for grants under the Marketing Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The Marketing Plan expires on October 12, 2004, except with respect to options then outstanding.

ITEM 6.    Selected Financial Data

Information contained under the caption “Summary Financial and Operating Information” in the Annual Report is incorporated herein by reference in response to this Item 6.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference in response to this Item 7.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” in the Annual Report is incorporated herein by reference in response to this Item 7A.

ITEM 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company included in the Annual Report and information contained under the caption “Quarterly Data” in the Annual Report are incorporated herein by reference in response to this Item 8.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business—Executive Officers” for information concerning executive officers.

ITEM 11.    Executive Compensation

Information contained under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Information contained under the caption “Principal Shareholders and Stock Ownership of Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.    Certain Relationships and Related Transactions

Information contained under the caption “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)  The following Consolidated Financial Statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2002 and 2001.

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

Report of Independent Accountants

(2)  Consolidating financial information for AmeriCredit Corp. (on a parent only basis), the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries is included herein in the form of the financial statement schedules.

The payment of principal, premium, if any, and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the senior notes. The Company believes that the condensed consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The consolidating financial statement schedules present consolidating financial data for (i) the Company (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of the presentation set forth herein. Earnings of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

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

(5)  The Company filed the following reports on Form 8-K during the quarterly period ended June 30, 2002: report filed May 1, 2002; report filed June 6, 2002; and report filed June 17, 2002. Certain subsidiaries and affiliates of the Company also filed reports on Form 8-K during the period ended June 30, 2002, reporting monthly information related to securitization trusts.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING BALANCE SHEET
June 30, 2002
(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$90,806	$28,639		$119,445
Receivables held for sale, net		430,573	1,767,818		2,198,391
Interest-only receivables from Trusts		7,828	506,669		514,497
Investments in Trust receivables		15,609	675,456		691,065
Restricted cash		2,906	340,664		343,570
Property and equipment, net	$349	120,156			120,505
Other assets	16,748	173,383	47,327		237,458
Due (to) from affiliates	985,354	(2,751,456)	1,766,102
Investment in affiliates	966,339	3,181,643	21,269	$(4,169,251)

Total assets	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$1,751,974		$1,751,974
Senior notes	$418,074				418,074
Other notes payable	63,569	$3,242			66,811
Funding payable		126,091	802		126,893
Accrued taxes and expenses	39,925	151,106	3,229		194,260
Derivative financial instruments		85,922			85,922
Deferred income taxes	14,906	20,062	113,713		148,681

Total liabilities	536,474	386,423	1,869,718		2,792,615

Shareholders’ equity:
Common stock	917	32,779	83,408	$(116,187)	917
Additional paid-in capital	573,956	26,237	2,126,942	(2,153,179)	573,956
Accumulated other comprehensive income	42,797	(40,501)	84,864	(44,363)	42,797
Retained earnings	832,446	866,510	989,012	(1,855,522)	832,446

	1,450,116	885,025	3,284,226	(4,169,251)	1,450,116
Treasury stock	(17,800)				(17,800)

Total shareholders’equity	1,432,316	885,025	3,284,226	(4,169,251)	1,432,316

Total liabilities and shareholders’ equity	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING BALANCE SHEET
June 30, 2001
(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents		$58,954	$18,099		$77,053
Receivables held for sale, net		390,264	1,531,201		1,921,465
Interest-only receivables from Trusts		13,686	374,209		387,895
Investments in Trust receivables			493,022		493,022
Restricted cash			270,358		270,358
Property and equipment, net	$349	67,479			67,828
Other assets	9,606	117,058	40,622		167,286
Due (to) from affiliates	867,418	(2,171,157)	1,303,739
Investment in affiliates	605,397	2,286,788	16,995	$(2,909,180)

Total assets	$1,482,770	$763,072	$4,048,245	$(2,909,180)	$3,384,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities		$24,085	$1,478,794		$1,502,879
Credit enhancement facility			36,319		36,319
Senior notes	$375,000				375,000
Other notes payable	23,077				23,077
Funding payable		60,018	442		60,460
Accrued taxes and expenses	15,316	90,271	8,454		114,041
Derivative financial instruments		82,796			82,796
Deferred income taxes	9,181	(8,209)	129,167		130,139

Total liabilities	422,574	248,961	1,653,176		2,324,711

Shareholders’ equity:
Common stock	899				899
Additional paid-in capital	520,077	51,768	1,699,642	$(1,751,410)	520,077
Accumulated other comprehensive income	73,689	(39,456)	113,145	(73,689)	73,689
Retained earnings	484,963	501,799	582,282	(1,084,081)	484,963

	1,079,628	514,111	2,395,069	(2,909,180)	1,079,628
Treasury stock	(19,432)				(19,432)

Total shareholders’ equity	1,060,196	514,111	2,395,069	(2,909,180)	1,060,196

Total liabilities and shareholders’ equity	$1,482,770	$763,072	$4,048,245	$(2,909,180)	$3,384,907

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2002
(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$84,622	$254,808		$339,430
Gain on sale of receivables		23,182	425,362		448,544
Servicing fee income		301,486	87,885		389,371
Other income	$51,148	766,688	1,542,660	$(2,347,609)	12,887
Equity in income of affiliates	368,265	421,831		(790,096)

	419,413	1,597,809	2,310,715	(3,137,705)	1,190,232

Costs and expenses
Operating expenses	38,505	352,378	33,248		424,131
Provision for loan losses		9,738	55,423		65,161
Interest expense	46,435	900,961	1,536,141	(2,347,609)	135,928

	84,940	1,263,077	1,624,812	(2,347,609)	625,220

Income before income taxes	334,473	334,732	685,903	(790,096)	565,012
Income tax (benefit) provision	(13,010)	(33,533)	264,072		217,529

Net income	$347,483	$368,265	$421,831	$(790,096)	$347,483

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2001
(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$87,901	$137,309		$225,210
Gain on sale of receivables	$(58)	46,542	255,284		301,768
Servicing fee income		195,545	85,694		281,239
Other income	27,839	105,880	740,728	$(864,440)	10,007
Equity in income of affiliates	251,580	257,989		(509,569)

	279,361	693,857	1,219,015	(1,374,009)	818,224

Costs and expenses
Operating expenses	34,989	217,556	55,908		308,453
Provision for loan losses		8,618	22,769		31,387
Interest expense	39,503	220,117	720,844	(864,440)	116,024

	74,492	446,291	799,521	(864,440)	455,864

Income before income taxes	204,869	247,566	419,494	(509,569)	362,360
Income tax (benefit) provision	(17,983)	(4,014)	161,505		139,508

Net income	$222,852	$251,580	$257,989	$(509,569)	$222,852

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING STATEMENT OF INCOME
Year Ended June 30, 2000
(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$74,467	$49,683		$124,150
Gain on sale of receivables	$(284)	15,344	194,010		209,070
Servicing fee income		128,589	41,662		170,251
Other income	45,064	306,556	540,627	$(886,038)	6,209
Equity in income of affiliates	117,148	131,764		(248,912)

	161,928	656,720	825,982	(1,134,950)	509,680

Costs and expenses
Operating expenses	9,724	178,935	34,560		223,219
Provision for loan losses		8,072	8,287		16,359
Interest expense	39,360	347,103	568,885	(886,038)	69,310
Charge for closing mortgage operations		10,500			10,500

	49,084	544,610	611,732	(886,038)	319,388

Income before income taxes	112,844	112,110	214,250	(248,912)	190,292
Income tax (benefit) provision	(1,657)	(5,038)	82,486		75,791

Net income	$114,501	$117,148	$131,764	$(248,912)	$114,501

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2002
(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$347,483	$368,265	$421,831		$(790,096)	$347,483
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		4,673	25,368	8,331			38,372
Provision for loan losses			9,738	55,423			65,161
Deferred income taxes		28,029	28,933	4,411			61,373
Accretion of present value discount and other				(111,880)			(111,880)
Non-cash gain on sale of auto receivables			(2,196)	(422,575)			(424,771)
Loss on retirement of senior notes		4,153					4,153
Distributions from Trusts				243,596			243,596
Initial deposits to credit enhancement assets			(17,032)	(351,463)			(368,495)
Discount on issuance of senior notes		(2,135)					(2,135)
Equity in income of affiliates		(368,265)	(421,831)			790,096
Changes in assets and liabilities:
Other assets		(2,040)	(38,919)	(1,020)			(41,979)
Accrued taxes and expenses		24,609	68,641	(5,233)			88,017
Purchases of receivables			(9,055,028)	(9,053,139)		9,053,139	(9,055,028)
Principal collections and recoveries on receivables			18,635	216,688			235,323
Net proceeds from sale of receivables			9,053,139	8,546,229		(9,053,139)	8,546,229

Net cash provided (used) by operating activities		36,507	37,713	(448,801)			(374,581)

Cash flows from investing activities:
Net purchases of property and equipment			(11,559)				(11,559)
Change in other assets			(19,407)	4,308			(15,099)
Net change in investment in affiliates		(14,729)	(473,028)	(19,375)		507,132

Net cash used by investing activities		(14,729)	(503,994)	(15,067)		507,132	(26,658)

Cash flows from financing activities:
Net change in warehouse credit facilities			(23,698)	271,771			248,073
Proceeds from issuance of senior notes		175,000					175,000
Retirement of senior notes		(139,522)					(139,522)
Borrowings under credit enhancement facility				182,500			182,500
Debt issuance costs		(4,197)		(18,321)			(22,518)
Net change in notes payable		(24,580)	3,096				(21,484)
Proceeds from issuance of common stock		20,818	(3,577)	510,709		(507,132)	20,818
Net change in due (to) from affiliates		(49,858)	522,163	(472,305)

Net cash (used) provided by financing activities		(22,339)	497,984	474,354		(507,132)	442,867
Foreign currency translation		561	149	54			764

Net increase in cash and cash equivalents			31,852	10,540			42,392
Cash and cash equivalents at beginning of year			58,954	18,099			77,053

Cash and cash equivalents at end of year	$		$90,806	$28,639	$		$119,445

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2001
(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$222,852	$251,580	$257,989		$(509,569)	$222,852
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization			19,740				19,740
Provision for loan losses			8,618	22,769			31,387
Deferred income taxes		162,817	76,814	(156,684)			82,947
Accretion of present value discount and other				(93,449)			(93,449)
Non-cash gain on sale of auto receivables				(243,991)			(243,991)
Distributions from Trusts				214,629			214,629
Initial deposits to credit enhancement assets				(180,008)			(180,008)
Equity in income of affiliates		(251,580)	(257,989)			509,569
Changes in assets and liabilities:
Other assets		1,923	(9,960)	2,660			(5,377)
Accrued taxes and expenses		1,258	40,434	1,722			43,414
Purchases of auto receivables			(6,367,796)	(6,260,175)		6,260,175	(6,367,796)
Principal collections and recoveries on receivables			(8,587)	119,399			110,812
Net proceeds from sale of receivables			6,260,851	5,173,763		(6,260,175)	5,174,439

Net cash provided (used) by operating activities		137,270	13,705	(1,141,376)			(990,401)

Cash flows from investing activities:
Net purchases of property and equipment			(34,278)				(34,278)
Change in other assets			(47,677)	(16,903)			(64,580)
Net change in investment in affiliates		(6,182)	(1,381,810)	(55,674)		1,443,666

Net cash used by investing activities		(6,182)	(1,463,765)	(72,577)		1,443,666	(98,858)

Cash flows from financing activities:
Net change in warehouse credit facilities			19,424	995,755			1,015,179
Borrowings under credit enhancement facility				57,000			57,000
Net change in notes payable		(5,369)					(5,369)
Proceeds from issuance of common stock		56,586	11,642	1,432,024		(1,443,666)	56,586
Net change in due (to) from affiliates		(182,305)	1,447,243	(1,264,938)

Net cash (used) provided by financing activities		(131,088)	1,478,309	1,219,841		(1,443,666)	1,123,396

Net increase in cash and cash equivalents			28,249	5,888			34,137
Cash and cash equivalents at beginning of year			30,705	12,211			42,916

Cash and cash equivalents at end of year	$		$58,954	$18,099	$		$77,053

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended June 30, 2000
(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$114,501	$117,148	$131,764		$(248,912)	$114,501
Adjustments to reconcile net income to net cash used by operating activities:
Non-cash charge for closing mortgage operations			6,566				6,566
Depreciation and amortization			19,357				19,357
Provision for loan losses			8,072	8,287			16,359
Deferred income taxes		(48,997)	(18,307)	82,692			15,388
Accretion of present value discount and other				(44,083)			(44,083)
Non-cash gain on sale of auto receivables				(186,176)			(186,176)
Distributions from Trusts				125,104			125,104
Initial deposits to credit enhancement assets				(192,000)			(192,000)
Equity in income of affiliates		(117,148)	(131,764)			248,912
Changes in assets and liabilities:
Other assets		(19)	(15,756)	(8,066)			(23,841)
Accrued taxes and expenses		(2,004)	23,236	6,467			27,699
Purchases of receivables			(4,535,524)	(4,405,708)		4,405,708	(4,535,524)
Principal collections and recoveries on receivables			(10,984)	54,740			43,756
Net proceeds from sale of auto receivables			4,532,574	3,955,404		(4,405,708)	4,082,270

Net cash used by operating activities		(53,667)	(5,382)	(471,575)			(530,624)

Cash flows from investing activities:
Net purchases of property and equipment			(9,751)				(9,751)
Change in other assets			(1,521)	(9,711)			(11,232)
Net change in investment in affiliates		20,131	(170,007)	(1,486)		151,362

Net cash provided (used) by investing activities		20,131	(181,279)	(11,197)		151,362	(20,983)

Cash flows from financing activities:
Net change in warehouse credit facilities			(15,629)	388,670			373,041
Borrowings under credit enhancement facility				72,000			72,000
Net change in notes payable		(11,079)					(11,079)
Proceeds from issuance of common stock		139,372	2,692	148,670		(151,362)	139,372
Net change in due (to) from affiliates		(94,757)	210,057	(115,300)

Net cash provided by financing activities		33,536	197,120	494,040		(151,362)	573,334

Net increase in cash and cash equivalents			10,459	11,268			21,727
Cash and cash equivalents at beginning of year			20,246	943			21,189

Cash and cash equivalents at end of year	$		$30,705	$12,211	$		$42,916

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors and Shareholders
AmeriCredit Corp.

Our audits of the consolidated financial statements referred to in our report dated August 6, 2002 appearing in the 2002 Annual Report to Shareholders of AmeriCredit Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Fort Worth, Texas
August 6, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2002.

AMERICREDIT CORP.

BY:	/s/ CLIFTON H. MORRIS, JR.
Clifton H. Morris, Jr. Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLIFTON H. MORRIS, Jr. Clifton H. Morris, Jr.	Executive Chairman of the Board	September 12, 2002

/s/ MICHAEL R. BARRINGTON Michael R. Barrington	Vice Chairman, President and Chief Executive Officer	September 12, 2002

/s/ DANIEL E. BERCE Daniel E. Berce	Vice Chairman and Chief Financial Officer	September 12, 2002

/s/ EDWARD H. ESSTMAN Edward H. Esstman	Vice Chairman	September 12, 2002

/s/ A.R. DIKE A.R. Dike	Director	September 12, 2002

/s/ JAMES H. GREER James H. Greer	Director	September 12, 2002

/s/ DOUGLAS K. HIGGINS Douglas K. Higgins	Director	September 12, 2002

/s/ KENNETH H. JONES, JR. Kenneth H. Jones, Jr.	Director	September 12, 2002

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3(4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(7)	Bylaws of the Company, as amended (Exhibit 3.4)

3.5 (@)	Amendment to Articles of Incorporation

4.1(3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2(9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1(15)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.3(14)	Indenture, dated as of April 20, 1999, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with form of 9.875% Senior Notes due 2006 (Exhibit 4.3)

10.1(2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2(3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3(21)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.4(3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2(17)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.5(3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Michael R. Barrington (Exhibit 10.19)

10.5.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Michael R. Barrington (Exhibit 10.8.1)

10.6(3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.6.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

10.7(7)	Amended and Restated Employment Agreement, dated October 15, 1996, between the Company and Edward H. Esstman (Exhibit 10.10)

10.7.1(7)	Amendment No. 1 to Amended and Restated Employment Agreement, dated May 1, 1997, between the Company and Edward H. Esstman (Exhibit 10.10.1)

10.7.2(22)	Amendment No. 2 to Amended and Restated Employment Agreement, dated August 7, 2001, between the Company and Edward H. Esstman

INDEX TO EXHIBITS
(Continued)

10.8(7)	Amended and Restated Employment Agreement, dated July 1, 1997, between the Company and Michael T. Miller (Exhibit 10.11)

10.8.1(12)	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 1, 1998, between the Company and Michael T. Miller (Exhibit 10.10.1)

10.8.2(17)	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of October 1, 1999, between the Company and Michael T. Miller (Exhibit 10.10.2)

10.9(16)
Security Agreement, dated as of September 30, 1999, among Kitty Hawk Funding Corporation, AmeriCredit BOA Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. II and Bank of America, N.A. (Exhibit 10.1)

10.9.1(16)	Note Purchase Agreement, dated as of September 30, 1999, among AmeriCredit BOA Trust, Kitty Hawk Funding Corporation and Bank of America, N.A. (Exhibit 10.2)

10.10(@)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.10.1(@)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.11(20)	Marketing Representative Stock Option Plan of AmeriCredit Corp.

10.12(10)	Indenture, dated February 4, 1997, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with respect to Series A and Series B 9¼% Senior Notes due 2004 (Exhibit 10.2)

10.13(5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.13.1(8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.14(6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

10.14.1(22)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.15(11)	Indenture, dated January 29, 1998, between AmeriCredit Corp. and subsidiaries and Bank One, N.A., with respect to Series C and Series D 9¼% Senior Notes due 2004 (Exhibit 10.24)

10.16(13)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.16.1(22)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.17(26)	1999 Stock Option Plan of AmeriCredit Corp.

10.18(17)
Amended and Restated Servicing and Custodian Agreement, dated as of August 31, 2000, between AmeriCredit Financial Services, Inc., AmeriCredit Barclays Trust, Bank One, N.A., and Barclays Bank, PLC (Exhibit 10.22)

10.18.1(17)
Amended and Restated Security Agreement, dated as of August 31, 2000, between AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. III, AmeriCredit Barclays Trust, Sheffield Receivables Corporation, Barclays Bank, PLC, and Bank One, N.A. (Exhibit 10.22.1)

10.18.2(17)
Note Purchase Agreement, dated as of June 30, 2000, between the AmeriCredit Barclays Trust, AmeriCredit Financial Services, Inc., Sheffield Receivables Corporation, and Barclays Bank, PLC (Exhibit 10.22.2)

10.19(27)	FY 2000 Stock Option Plan of AmeriCredit Corp.

INDEX TO EXHIBITS
(Continued)

10.20(18)
Second Amendment to Security Agreement and Note Purchase Agreement, dated as of September 27, 2000, by and among AmeriCredit BOA Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. II, Kitty Hawk Funding Corporation, and Bank of America, N.A. (Exhibit 10.1)

10.21(28)	i4 Gold Stock Option Program

10.22(18)
Sale and Servicing Agreement, dated as of September 14, 2000, among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank (Exhibit 10.3)

10.23(18)
Security and Funding Agreement, dated as of September 14, 2000, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank, and the several Secured Parties and Funding Agents party thereto (Exhibit 10.4)

10.24(19)
Servicing and Custodian Agreement, dated as of December 18, 2000, by and among AmeriCredit MTN Receivables Trust, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp., and The Chase Manhattan Bank (Exhibit 10.1)

10.25(19)
Security Agreement, dated as of December 18, 2000, by and among AmeriCredit MTN Receivables Trust, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp., and The Chase Manhattan Bank (Exhibit 10.2)

10.26(19)
Master Receivables Purchase Agreement, dated as of December 18, 2000, by and among AmeriCredit MTN Receivables Trust, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp., and The Chase Manhattan Bank (Exhibit 10.3)

10.27(29)	Management Stock Option Plan of AmeriCredit Corp.

10.28(22)
Amendment No. 1, dated as of March 30, 2001, to the Sale and Servicing Agreement, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank (Exhibit 10.28)

10.29(22)
Amended and Restated Security and Funding Agreement, dated as of March 30, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto (Exhibit 10.29)

10.30(22)
Amendment No. 2, dated as of April 27, 2001, to the Sale and Servicing Agreement, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V and The Chase Manhattan Bank (Exhibit 10.30)

10.31(22)
Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto (Exhibit 10.31)

10.32(22)
Third Amendment to Security Agreement and Termination Agreement, dated as of May 15, 2001, by and among AmeriCredit BOA Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. II, Kitty Hawk Funding Corporation, and Bank of America, N.A. (Exhibit 10.32)

10.33(22)	Sale and Servicing Agreement, dated as of May 31, 2001 among AmeriCredit One Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VI, and Bank One, N.A. (Exhibit 10.33)

10.34(22)	Security and Funding Agreement, dated as of May 31, 2001, by and among AmeriCredit One Trust, Bank One, N.A. and the several secured parties party thereto (Exhibit 10.34)

10.35(30)	AmeriCredit Corp. Employee Stock Purchase Plan

INDEX TO EXHIBITS
(Continued)

10.35.1(31)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.35.2(32)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.36(22)	Master Receivables Purchase Agreement, dated as of June 12, 2001, among AmeriCredit MTN Receivables Trust II, The Chase Manhattan Bank, and AmeriCredit Financial Services, Inc. (Exhibit 10.36)

10.37(22)	Servicing and Custodian Agreement, dated as of June 12, 2001, by and among AmeriCredit MTN Receivables Trust II, AmeriCredit Financial Services, Inc., and The Chase Manhattan Bank (Exhibit 10.37)

10.38(22)
Security Agreement, dated as of June 12, 2001, by and among AmeriCredit MTN Receivables Trust II, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. II, and The Chase Manhattan Bank (Exhibit 10.38)

10.39(@)
Termination Agreement, dated as of May 10, 2002, concerning the Security and Funding Agreement, dated as of May 31, 2001, by and among AmeriCredit One Trust, Bank One, NA (Main Office Chicago), Bank One, NA (Main Office Columbus), and Securities Intermediary, and the several secured parties party thereto

10.40(22)
Amendment No. 1, dated as of June 27, 2001, to the Amended and Restated Security Agreement, by and among AmeriCredit Barclays Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. III, Sheffield Receivables Corporation, and Bank One, N.A. (Exhibit 10.40)

10.41(22)	Construction Loan Agreement, dated as of June 29, 2001, between ACF Investment Corp. and Wells Fargo Bank, National Association (Exhibit 10.41)

10.42(23)
Amendment No. 3, dated as of September 28, 2001, to the Sale and Servicing Agreement, dated as of September 14, 2000, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank (Exhibit 10.1)

10.43(23)
Amendment No. 1, dated as of September 28, 2001, to the Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto from time to time (Exhibit 10.2)

10.44(23)
Fourth Amendment to Security Agreement and Note Purchase Agreement, dated as of September 26, 2001, to the Security Agreement and Note Purchase Agreement, dated as of September 30, 1999, by and among AmeriCredit BOA Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. II, Kitty Hawk Funding Corporation, and Bank of America, N.A. (Exhibit 10.3)

10.45(23)	Credit Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc. (Exhibit 10.4)

10.46(23)	Security Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd. and Merrill Lynch Capital Canada Inc. (Exhibit 10.5)

10.47(@)	Agreement dated May 22, 2002 to extend maturity date of that Construction Loan Agreement dated June 29, 2001, between ACF Investment Corp. and Wells Fargo Bank, N.A.

10.48(24)
Credit Agreement, dated as of November 1, 2001, between AmeriCredit ML Trust, AmeriCredit Financial Services, Inc., and Merrill Lynch Mortgage Capital Inc., AmeriCredit Funding Corp. VIII, Bank One, NA, and AmeriCredit Corp. (Exhibit 10.1)

INDEX TO EXHIBITS
(Continued)

10.49(24)	Security Agreement, dated as of November 1, 2001, between AmeriCredit ML Trust and Merrill Lynch Mortgage Capital Inc. (Exhibit 10.2)

10.50(24)
Amendment No. 1, dated as of November 12, 2001, to the Credit Agreement, dated as of August 23, 2001, by and among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc. (Exhibit 10.3)

10.51(25)
Amendment No. 2, dated as of February 1, 2002, to the Credit Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc. (Exhibit 10.1)

10.52(25)
Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.2)

10.53(25)
Annex A to the Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.3)

10.54(25)	Amended and Restated Indenture, dated as of February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Bankers Trust Company (Exhibit 10.4)

10.55(25)
Master Receivables Purchase Agreement, dated as of February 25, 2002, among AmeriCredit MTN Receivables Trust III, JPMorgan Chase Bank, AmeriCredit MTN Corp. III, and AmeriCredit Financial Services, Inc. (Exhibit 10.5)

10.56(25)	Servicing and Custodian Agreement, dated as of February 25, 2002, between AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust III, and JPMorgan Chase Bank (Exhibit 10.6)

10.57(25)
Security Agreement, dated as of February 25, 2002, by and among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. III, and JPMorgan Chase Bank (Exhibit 10.7)

10.58(25)
Amendment No. 3, dated as of March 8, 2002, to the Amended and Restated Security Agreement, dated as of August 31, 2000, by and among AmeriCredit Barclays Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. III, Sheffield Receivables Corporation, and Bank One, NA (Exhibit 10.8)

10.59(@)
Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.60(@)
Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.61(@)
Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.62(@)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization

INDEX TO EXHIBITS
(Continued)

Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.63(@)
Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.64(@)
Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.65(@)
Loan Agreement, dated as of April 30, 2002, among Congress Financial Corporation (Canada), AmeriCredit Canada Funding Trust I, CIBC Mellon Trust Company and AmeriCredit Financial Services of Canada Ltd.

10.66(@)
Security Agreement, dated as of April 30, 2002, among Congress Financial Corporation (Canada), AmeriCredit Canada Funding Trust I, CIBC Mellon Trust Company and AmeriCredit Financial Services of Canada Ltd.

10.67(@)
Servicing and Custodian Agreement, dated as of April 30, 2002, among Congress Financial Corporation (Canada), AmeriCredit Canada Funding Trust I, CIBC Mellon Trust Company, AmeriCredit Financial Services of Canada Ltd. and AmeriCredit Financial Services, Inc.

10.68(@)
Pooling and Servicing Agreement, dated as of May 17, 2002, between AmeriCredit Canada 2002-A Corp., Merrill Lynch Financial Assets Inc., AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and The Trust Company of Bank of Montreal

10.69(@)
Seller’s Representation and Indemnity Covenant, dated as of May 10, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Corp., Merrill Lynch Financial Assets Inc. and Merrill Lynch Canada Inc.

10.70(@)	Letter of Credit Reimbursement Agreement, dated as of June 7, 2002, by and among AmeriCredit Corp., AmeriCredit Financial Services, Inc. and Deutsche Bank, AG

10.71(@)	Indenture, dated June 19, 2002, between AmeriCredit Corp. and subsidiaries and Bank One, NA, with respect to 9¼% Senior Notes due 2009

10.72(@)	Purchase Agreement, dated June 13, 2002, among AmeriCredit Corp. and subsidiaries and the Initial Purchasers with respect to 9¼% Senior Notes due 2009

10.73(@)	Registration Rights Agreement, dated June 19, 2002, among AmeriCredit Corp. and subsidiaries and the Initial Purchasers with respect to 9¼% Senior Notes due 2009

10.74(@)	Letter Agreement, dated September 14, 2002, between AmeriCredit Corp. and Financial Security Assurance Inc. with forbearance concerning certain delinquency ratios

11.1	Statement Re Computation of Per Share Earnings (contained in Annual Report filed as Exhibit 13.1 herein)

12.1(@)	Statement Re Computation of Ratios

13.1(@)	2002 Annual Report to Shareholders of the Company

21.1(@)	Subsidiaries of the Registrant

23.1(@)	Consent of Independent Accountants

99.1(@)	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2(@)	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.

(3)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.

(4)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.

(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(7)
Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.

(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed by the Company with the Securities and Exchange Commission.

(11)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-4, dated March 26, 1998, filed by the Company with the Securities and Exchange Commission.

(12)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.

(13)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(14)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-4, dated June 15, 1999, filed by the Company with the Securities and Exchange Commission.

(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(16)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.

(17)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.

(18)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by the Company with the Securities and Exchange Commission.

(19)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, filed by the Company with the Securities and Exchange Commission.

(20)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-3, filed on January 1, 1995, as amended by Amendment No. 1 to Form S-3 filed April 7, 1995, by the Company with the Securities and Exchange Commission (Exhibit 4.3)

(21)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(22)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.

(23)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed by the Company with the Securities and Exchange Commission.

(24)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.

(25)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.

(26)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(27)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(28)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(29)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(30)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)

(31)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)

(32)
Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)

(@)	Filed herewith.