Form 10-Q
period 2002-09-30
AMERICREDIT CORP
filed 2002-11-15
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 152,870,245 shares of common stock, $0.01 par value outstanding as of October 31, 2002.

AMERICREDIT CORP.

Part I.    FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

AMERICREDIT CORP.
Consolidated Balance Sheets
(Unaudited, Dollars in Thousands)

	September 30, 2002	June 30, 2002
ASSETS
Cash and cash equivalents	$97,059	$119,445
Finance receivables, net	2,041,316	2,198,391
Interest-only receivables from Trusts	556,285	514,497
Investments in Trust receivables	742,464	691,065
Restricted cash	386,499	343,570
Property and equipment, net	118,874	120,505
Other assets	424,605	237,458

Total assets	$4,367,102	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,820,409	$1,751,974
Senior notes	381,676	418,074
Other notes payable	64,534	66,811
Funding payable	138,508	126,893
Accrued taxes and expenses	228,855	194,260
Derivative financial instruments	85,072	85,922
Deferred income taxes	147,207	148,681

Total liabilities	2,866,261	2,792,615

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 91,749,486 and 91,716,416 shares issued	917	917
Additional paid-in capital	581,448	573,956
Accumulated other comprehensive income	33,610	42,797
Retained earnings	902,666	832,446

	1,518,641	1,450,116
Treasury stock, at cost (5,899,241shares)	(17,800)	(17,800)

Total shareholders’ equity	1,500,841	1,432,316

Total liabilities and shareholders’ equity	$4,367,102	$4,224,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.
Consolidated Statements of Income and Comprehensive Income
(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2002	2001
Revenue
Finance charge income	$90,629	$96,797
Gain on sale of receivables	132,084	92,930
Servicing fee income	108,075	85,235
Other income	5,020	2,873

	335,808	277,835

Costs and expenses
Operating expenses	115,826	99,376
Provision for loan losses	65,784	14,842
Interest expense	40,019	35,590

	221,629	149,808

Income before income taxes	114,179	128,027

Income tax provision	43,959	49,290

Net income	70,220	78,737

Other comprehensive income
Unrealized gains (losses) on credit enhancement assets	95	(18,168)
Unrealized losses on cash flow hedges	(9,462)	(31,557)
Foreign currency translation adjustment	(3,426)	(1,640)
Income tax benefit	3,606	19,144

Other comprehensive income	(9,187)	(32,221)

Comprehensive income	$61,033	$46,516

Earnings per share
Basic	$0.82	$0.94

Diluted	$0.81	$0.88

Weighted average shares outstanding	85,839,717	83,888,338

Weighted average shares and assumed incremental shares	87,063,187	89,836,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.
Consolidated Statements of Cash Flows
(Unaudited, Dollars in Thousands)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$70,220	$78,737
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,153	8,313
Provision for loan losses	65,784	14,842
Deferred income taxes	2,150	41,591
Accretion of present value discount and other	(25,185)	(27,842)
Non-cash gain on sale of auto receivables	(124,831)	(89,678)
Other	6,029
Distributions from Trusts	63,262	70,733
Initial deposits to credit enhancement assets	(58,101)	(80,750)
Changes in assets and liabilities:
Other assets	(24,724)	(27,117)
Accrued taxes and expenses	34,877	15,914
Purchases of auto receivables held for sale	(647,647)	(2,014,193)
Principal collections and recoveries on auto receivables	74,370	61,335
Net proceeds from sale of auto receivables	2,495,353	1,705,429

Net cash provided (used) by operating activities	1,942,710	(242,686)

Cash flows from investing activities
Purchases of finance receivables	(1,822,523)
Purchases of property and equipment	(2,841)	(10,533)
Change in other assets	(165,877)	(42,754)

Net cash used by investing activities	(1,991,241)	(53,287)

Cash flows from financing activities
Net change in warehouse credit facilities	69,332	253,563
Senior notes swap settlement	9,700
Retirement of senior notes	(39,631)
Borrowings under credit enhancement facility		46,250
Debt issuance costs	(9,230)	(1,911)
Net change in notes payable	(4,279)	2,595
Proceeds from issuance of common stock	372	10,509

Net cash provided by financing activities	26,264	311,006

Net (decrease) increase in cash and cash equivalents	(22,267)	15,033
Effect of exchange rate changes on cash and cash equivalents	(119)	24
Cash and cash equivalents at beginning of period	119,445	77,053

Cash and cash equivalents at end of period	$97,059	$92,110

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The consolidated financial statements as of September 30, 2002, and for the three months ended September 30, 2002 and 2001, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Certain prior year amounts, including initial deposits to credit enhancement assets and purchases, sales, and principal collections and recoveries on receivables held for sale in the consolidated statements of cash flows, have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2002	June 30, 2002
Auto receivables	$2,156,471	$2,261,718
Less nonaccretable acquisition fees	(40,259)	(40,618)
Less allowance for loan losses	(74,896)	(22,709)

	$2,041,316	$2,198,391

Because of the Company’s decision to change the structure of its future securitization transactions to no longer meet the criteria for sales of finance receivables (see Note 3), finance receivables are carried at amortized cost at September 30, 2002. At June 30, 2002, finance receivables were classified as “held for sale” and carried at the lower of cost or fair value.

Provision for loan losses is charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses on finance receivables. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

A summary of the nonaccretable acquisition fees and allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Balance at beginning of period	$63,327	$52,363
Provision for loan losses	65,784	14,842
Acquisition fees	44,406	41,174
Allowance and acquisition fees related to receivables sold to Trusts	(44,766)	(38,891)
Net charge-offs	(13,596)	(8,263)

Balance at end of period	$115,155	$61,225

NOTE 3 – SECURITIZATIONS

The Company historically has structured its securitization transactions to meet the criteria for sales of finance receivables under generally accepted accounting principles in the United States of America. Thus, the Company recorded a gain on sale of receivables when it sold auto receivables in a securitization transaction.

The Company has made a decision to change the structure of its future securitization transactions, beginning with transactions closed subsequent to September 30, 2002, to no longer meet the criteria for sale of finance receivables. Accordingly, following a securitization, the receivables and the related securitization indebtedness will remain on the consolidated balance sheet. The Company will recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and will record a provision for loan losses to cover probable losses on the receivables. This change will significantly impact the Company’s future results of operations compared to its historical results.

A summary of the Company’s securitization activity and cash inflows and outflows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Receivables sold	$2,507,906	$1,724,999
Net proceeds from sale of receivables	2,495,353	1,705,429
Gain on sale of receivables	132,084	92,930
Servicing fees	82,890	57,393
Distributions from Trusts	63,262	70,733

The Company retains servicing responsibilities and interests in the receivables sold in the form of credit enhancement assets. As of September 30, 2002, and June 30, 2002, the Company was servicing $13,590.7 million and $12,500.7 million, respectively, of auto receivables that have been sold to the Trusts.

The Trusts and the investors in the asset-backed securities sold by the Trusts have no recourse to the Company’s assets other than the credit enhancement assets. The credit enhancement assets are subordinate to the interests of the investors in the Trusts and the value of such assets is subject to the credit risks related to the receivables sold to the Trusts.

Credit enhancement assets consist of the following (in thousands):

	September 30, 2002	June 30, 2002
Interest-only receivables from Trusts	$556,285	$514,497
Investments in Trust receivables	742,464	691,065
Restricted cash	386,499	343,570

	$1,685,248	$1,549,132

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Balance at beginning of period	$1,549,132	$1,151,275
Initial deposits to credit enhancement assets	58,101	80,750
Non-cash gain on sale of auto receivables	124,831	89,678
Payments on credit enhancement facility		(15,827)
Distributions from Trusts	(63,262)	(70,733)
Accretion of present value discount, net of impairment	19,700	27,842
Change in unrealized loss	(2,232)	(18,168)
Foreign currency translation adjustment	(1,022)

Balance at end of period	$1,685,248	$1,244,817

At the time of sale of receivables, the Company is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged are cash deposited to a restricted account and additional receivables delivered to the Trust, thus creating overcollateralization. These assets represent initial deposits to credit enhancement assets. Also at the time of sale of receivables, a non-cash gain on sale of receivables is recognized consisting of interest-only receivables from Trusts and a present value discount related to the assets pledged as initial deposits to credit enhancement assets. The interest-only receivables from Trust represent the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization.

The securitization transactions require the percentage of assets pledged to support the transaction to increase thereafter until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and the additional assets pledged represent increases in restricted cash and investments in Trust receivables. Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage level are released to the Company as distributions from Trusts.

Accretion of present value discount represents accretion of the excess of the estimated present value of future distributions from Trusts over the book value of the credit enhancement assets using the interest method over the expected life of the securitization and is included in servicing fee income. Accretion of present value discount and other also includes an other than temporary impairment charges of $18.9 million and $6.4 million as of September 30, 2002 and 2001, respectively, since the increase in cumulative credit loss assumptions decreased the present value of anticipated cash flows below the carrying value of the credit enhancement assets.

Unrealized gains (losses) generally represent changes in the fair value of credit enhancement assets as a result of differences between actual securitization pool performance and the original assumptions for such performance or changes in those assumptions as to future securitization pool performance.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

	Three Months Ended September 30,
	2002	2001
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets at the balance sheet dates are as follows:

	September 30, 2002	June 30, 2002
Cumulative credit losses (including remaining unrealized gains at time of sale)	11.1%—12.5%	10.4%—12.7%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

The Company has not presented the expected weighted average life and prepayment assumptions used in determining the gain on sale and in measuring the fair value of credit enhancement assets due to the stability of these two attributes over time. A significant portion of the Company’s prepayment experience relates to defaults that are considered in the cumulative credit loss assumption. The Company’s voluntary prepayment experience on its receivables portfolio typically has not fluctuated with changes in market interest rates or other economic or market factors.

NOTE 4 – WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

	September 30, 2002	June 30, 2002
Medium term notes	$1,750,000	$1,750,000
Canadian credit agreement	70,409	1,974

	$1,820,409	$1,751,974

The Company has three separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $3,295.0 million. One facility provides for available structured warehouse financing of $250.0 million through September 2003. Another facility provides for multi-year structured warehouse financing with availability of $500.0 million through November 2003. The third facility provides for available structured warehouse financing of $2,545.0 million, of which $380.0 million matures in March 2003 and the remaining $2,165.0 million matures in March 2005.

Under these funding agreements, the Company transfers auto receivables to special purpose finance subsidiaries of the Company, and these subsidiaries in turn issue notes, collateralized by such auto receivables, to the agents. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of September 30 and June 30, 2002, these restricted cash accounts totaled $1.0 million and $1.6 million, respectively, and are included in other assets in the consolidated balance sheets. As of September 30 and June 30, 2002, no finance receivables were pledged under these funding agreements.

The Company also has three funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million, $750.0 million and $500.0 million, respectively, of proceeds are available through the terms of the agreements. Under these arrangements, the conduits sold medium term notes and delivered the proceeds to special purpose finance subsidiaries of the Company. These subsidiaries in turn issued notes, collateralized by auto receivables and cash, to the agents. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, during the term of the agreements, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The agreements mature in December 2003, June 2004 and February 2005, respectively. While the special purpose finance subsidiaries are included in the Company’s consolidated financial statements, the subsidiaries are separate legal entities and the auto receivables and other assets held by the subsidiaries are legally owned by the subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. The notes issued by the subsidiaries under the funding agreements bear interest at LIBOR plus specified fees. The funding agreements contain various covenants requiring certain minimum financial ratios and results. The funding agreements also require certain funds to be held in restricted cash accounts to provide additional collateral under the notes. As of September 30 and June 30, 2002, these restricted cash accounts totaled $198.5 million and $27.8 million, respectively, and are included in other assets in the consolidated balance sheets. As of September 30 and June 30, 2002, $1,686.0 million and $1,831.8 million, respectively, of finance receivables were pledged under these funding agreements.

The Company’s Canadian subsidiary has a revolving credit agreement, under which the subsidiary may borrow up to $150.0 million Cdn., subject to a defined borrowing base. This agreement matures in August 2003. Borrowings under the credit agreement are collateralized by certain Canadian auto receivables and bear interest at the Canadian Bankers Acceptance Rate plus specified fees. Additionally, the Company’s Canadian subsidiary has a warehouse credit facility with availability of $100.0 million Cdn. subject to a defined borrowing base. The warehouse credit facility expires in May 2003. The Canadian facilities contain various covenants requiring certain minimum financial ratios and results. As of September 30 and June 30, 2002, $153.2 million Cdn. and $4.0 million Cdn., respectively, of finance receivables were pledged under the credit agreement.

NOTE 5 – SENIOR NOTES

In July 2002, the Company used a portion of the proceeds from the issuance of $175.0 million 9.25% senior notes due in May 2009 to redeem the remaining $39.6 million 9.25% senior notes due in May 2004.

NOTE 6 – WARRANTS

Agreements with the insurer of the Company’s securitization transactions covered by financial guaranty insurance policies provide for an increase in credit enhancement requirements when specified delinquency rates and other portfolio performance measures are exceeded. In September 2002, the Company entered into an agreement with its insurer to raise the specified delinquency levels through and including the March 2003 distribution date. This agreement reduces the likelihood that credit enhancement requirements would increase as a result of expected seasonal and economic impacts on delinquency levels in certain insured securitization transactions. In consideration for this agreement, the Company agreed to issue to the insurer five-year warrants to purchase 1,287,691 shares of the Company’s common stock at $9.00 per share. The Company recorded interest expense of $6.6 million related to this agreement.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2002	2001
Interest costs (none capitalized)	$37,583	$36,052
Income taxes	17,362	157

During the three months ended September 30, 2002 and 2001, the Company entered into capital lease agreements for property and equipment of $2.1 million and $11.8 million, respectively.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2002, the Company had interest rate swap agreements with underlying notional amounts of $1,178.8 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $76.3 million and $66.9 million as of September 30 and June 30, 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the period ended September 30, 2002. The Company estimates approximately $48.2 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the derivative financial instruments exceeds an agreed upon amount. As of September 30 and June 30, 2002, these restricted cash accounts totaled $52.9 million and $56.5 million, respectively, and are included in other assets in the consolidated balance sheets.

NOTE 9 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Weighted average shares outstanding	85,839,717	83,888,338
Incremental shares resulting from assumed conversions:
Stock options	1,208,675	5,948,560
Warrants	14,795

	1,223,470	5,948,560

Weighted average shares and assumed incremental shares	87,063,187	89,836,898

Net Income	$70,220	$78,737

Earnings per Share:
Basic	$0.82	$0.94

Diluted	$0.81	$0.88

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by the weighted average shares and assumed incremental shares. Assumed incremental shares were computed using the treasury stock method. The average common stock market price for the period was used to determine the number of incremental shares.

Options to purchase approximately 8.3 million and 0.4 million shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of earnings per share because the option exercise price was greater than the market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 10 – LIQUIDITY

The Company believes that it will continue to require the execution of securitization transactions in order to fund its liquidity needs in fiscal 2003. There can be no assurance that funding will be available to the Company through this source, if available, that it will be on terms acceptable to it. If the Company is unable to execute securitization transactions on a regular basis, it may be required to significantly decrease loan origination activities and implement expense reductions, all of which may have a material adverse affect on the Company’s ability to achieve its business and financial objectives.

With respect to the Company’s securitization transactions covered by a financial guaranty policy, agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted ratio was exceeded in any insured securitization and a waiver was not granted by the insurer, excess cash flows from all of the Company’s insured securitizations could be used by the insurer to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted ratio was exceeded for an extended period of time in larger securitizations requiring a greater amount of additional credit enhancement, there could be a material adverse effect on the Company’s liquidity.

As of September 30, 2002, none of the Company’s securitizations had delinquency, default or net loss ratios in excess of the targeted levels. However, as a result of expected seasonal increases in delinquency levels through February 2003 and the prospects for continued economic weakness, the Company believes that it is likely that the initially targeted delinquency ratios would have been exceeded in certain of its securitizations during that time period. In September 2002, the insurer agreed to revise the targeted delinquency trigger levels through and including the March 2003 distribution date. As a result, the Company does not expect to exceed the revised delinquency targets with respect to any Trusts. The Company anticipates that expected seasonal improvements in delinquency levels after February 2003 should result in the ratios being reduced below applicable target levels. However, if expected seasonal improvements do not materialize or if there is continued instability or further deterioration in the economy, targeted delinquency levels could be exceeded in certain securitization Trusts. The Company also believes that it is possible that net loss ratios on certain of its securitization Trusts will exceed targeted levels if current economic conditions persist or worsen. If targeted levels were exceeded and a waiver was not granted, the Company estimates that $80.0 million to $100.0 million of cash otherwise distributable from the Trusts would be used to increase credit enhancements for the insurer instead of being released to the Company. Although the Company believes it has sufficient liquidity in the event that cash distributions from the trusts are curtailed as described above, the Company may be required to decrease loan origination activities, and implement other expense reductions, if securitization distributions are materially decreased for a prolonged period of time.

On September 12, 2002, Moody’s Investors Service announced its intention to review the Company for a potential credit rating downgrade. In the event of a downgrade, certain of the Company’s derivative collateral lines would be reduced. The Company anticipates that the reductions in these derivative collateral lines would require it to pledge an additional $18.0 million to $40.0 million in cash to maintain its open derivative positions.

NOTE 11 – LITIGATION

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. As of September 30, 2002, there were no lawsuits pending or, to the best knowledge of the Company, threatened against it, the outcome of which will have a material affect on the Company’s financial condition, results of operations or cash flows.

NOTE 12 – SUBSEQUENT EVENT

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $480.9 million. The Company intends to use the proceeds of the secondary offering for initial credit enhancement deposits in securitization transactions subsequent to September 30, 2002, and for other working capital needs and general corporate purposes.

NOTE 13 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the senior notes. The Company believes that the condensed consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provides information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

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

AmeriCredit Corp.
Consolidating Balance Sheet
September 30, 2002
(Unaudited, Dollars in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$87,159	$9,900		$97,059
Finance receivables, net		335,048	1,706,268		2,041,316
Interest-only receivables from Trusts		4,957	551,328		556,285
Investments in Trust receivables		19,416	723,048		742,464
Restricted cash		2,793	383,706		386,499
Property and equipment, net	$349	118,525			118,874
Other assets	10,237	190,924	223,444		424,605
Due (to) from affiliates	937,996	(2,652,717)	1,714,721
Investment in affiliates	1,035,656	3,223,107	20,465	$(4,279,228)

Total assets	$1,984,238	$1,329,212	$5,332,880	$(4,279,228)	$4,367,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$1,820,409		$1,820,409
Senior notes	$381,676				381,676
Other notes payable	61,580	$2,954			64,534
Funding payable		137,526	982		138,508
Accrued taxes and expenses	69,384	156,528	2,943		228,855
Derivative financial instruments		85,072			85,072
Deferred income taxes	(29,243)	(12,072)	188,522		147,207

Total liabilities	483,397	370,008	2,012,856		2,866,261

Shareholders’ equity:
Common stock	917	32,779	83,408	$(116,187)	917
Additional paid-in capital	581,448	26,237	2,046,619	(2,072,856)	581,448
Accumulated other comprehensive income (loss)	33,610	(47,096)	80,793	(33,697)	33,610
Retained earnings	902,666	947,284	1,109,204	(2,056,488)	902,666

	1,518,641	959,204	3,320,024	(4,279,228)	1,518,641
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,500,841	959,204	3,320,024	(4,279,228)	1,500,841

Total liabilities and shareholders’ equity	$1,984,238	$1,329,212	$5,332,880	$(4,279,228)	$4,367,102

AmeriCredit Corp.
Consolidating Balance Sheet
June 30, 2002
(Unaudited, Dollars in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$90,806	$28,639		$119,445
Receivables held for sale, net		430,573	1,767,818		2,198,391
Interest-only receivables from Trusts		7,828	506,669		514,497
Investments in Trust receivables		15,609	675,456		691,065
Restricted cash		2,906	340,664		343,570
Property and equipment, net	$349	120,156			120,505
Other assets	16,748	173,383	47,327		237,458
Due (to) from affiliates	985,354	(2,751,456)	1,766,102
Investment in affiliates	966,339	3,181,643	21,269	$(4,169,251)

Total assets	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$1,751,974		$1,751,974
Senior notes	$418,074				418,074
Other notes payable	63,569	$3,242			66,811
Funding payable		126,091	802		126,893
Accrued taxes and expenses	39,925	151,106	3,229		194,260
Derivative financial instruments		85,922			85,922
Deferred income taxes	14,906	20,062	113,713		148,681

Total liabilities	536,474	386,423	1,869,718		2,792,615

Shareholders’ equity:
Common stock	917	32,779	83,408	$(116,187)	917
Additional paid-in capital	573,956	26,237	2,126,942	(2,153,179)	573,956
Accumulated other comprehensive income (loss)	42,797	(40,501)	84,864	(44,363)	42,797
Retained earnings	832,446	866,510	989,012	(1,855,522)	832,446

	1,450,116	885,025	3,284,226	(4,169,251)	1,450,116
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,432,316	885,025	3,284,226	(4,169,251)	1,432,316

Total liabilities and shareholders’ equity	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

AmeriCredit Corp.
Consolidating Income Statement
Three Months Ended September 30, 2002
(Unaudited, Dollars in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$18,439	$72,190		$90,629
Gain on sale of receivables		1,737	130,347		132,084
Servicing fee income		93,516	14,559		108,075
Other income	$8,282	136,221	305,776	$(445,259)	5,020
Equity in income of affiliates	76,433	124,533		(200,966)

	84,715	374,446	522,872	(646,225)	335,808

Costs and expenses
Operating expenses	1,416	108,495	5,915		115,826
Provision for loan losses		53,591	12,193		65,784
Interest expense	16,967	158,980	309,331	(445,259)	40,019

	18,383	321,066	327,439	(445,259)	221,629

Income before income taxes	66,332	53,380	195,433	(200,966)	114,179
Income tax (benefit) provision	(3,888)	(27,394)	75,241		43,959

Net income	$70,220	$80,774	$120,192	$(200,966)	$70,220

AmeriCredit Corp.
Consolidating Income Statement
Three Months Ended September 30, 2001
(Unaudited, Dollars in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$23,208	$73,589		$96,797
Gain on sale of receivables		3,855	89,075		92,930
Servicing fee income		63,000	22,235		85,235
Other income	$11,263	133,122	79,316	$(220,828)	2,873
Equity in income of affiliates	79,523	87,408		(166,931)

	90,786	310,593	264,215	(387,759)	277,835

Costs and expenses
Operating expenses	2,508	91,003	5,865		99,376
Provision for loan losses		2,172	12,670		14,842
Interest expense	10,034	142,831	103,553	(220,828)	35,590

	12,542	236,006	122,088	(220,828)	149,808

Income before income taxes	78,244	74,587	142,127	(166,931)	128,027
Income tax (benefit) provision	(493)	(4,936)	54,719		49,290

Net income	$78,737	$79,523	$87,408	$(166,931)	$78,737

AmeriCredit Corp.
Consolidating Statement of Cash Flows
Three Months Ended September 30, 2002
(Unaudited, Dollars in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$70,220	$80,774	$120,192		$(200,966)	$70,220
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,021	6,414	3,718			11,153
Provision for loan losses			53,591	12,193			65,784
Deferred income taxes		(44,037)	(29,053)	75,240			2,150
Accretion of present value discount			6,101	(31,286)			(25,185)
Non-cash gain on sale of auto receivables			160	(124,991)			(124,831)
Other		6,029					6,029
Distributions from Trusts			(15,114)	78,376			63,262
Initial deposit to credit enhancement assets				(58,101)			(58,101)
Equity in income of affiliates		(76,433)	(124,533)			200,966
Changes in assets and liabilities:
Other assets		583	(23,597)	(1,710)			(24,724)
Accrued taxes and expenses		29,459	5,700	(282)			34,877
Purchases of auto receivables held for sale			(647,647)	(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on auto receivables			7,928	66,442			74,370
Net proceeds from sale of auto receivables			2,513,384	2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(13,158)	1,834,108	121,760			1,942,710

Cash flows from investing activities:
Purchases of finance receivables			(1,822,523)				(1,822,523)
Purchases of property and equipment			(2,841)				(2,841)
Change in other assets			3,610	(169,487)			(165,877)
Net change in investment in affiliates		1,356	79,520	803		(81,679)

Net cash provided (used) by investing activities		1,356	(1,742,234)	(168,684)		(81,679)	(1,991,241)

Cash flows from financing activities:
Net change in warehouse credit facilities				69,332			69,332
Net change in senior notes		(39,631)					(39,631)
Senior note swap settlement		9,700					9,700
Debt issuance costs		(581)		(8,649)			(9,230)
Net change in notes payable		(4,115)	(164)				(4,279)
Proceeds from issuance of common stock		372		(80,323)		80,323	372
Net change in due (to) from affiliates		49,484	(95,117)	47,851		(2,218)

Net cash provided (used) by financing activities		15,229	(95,281)	28,211		78,105	26,264

Net increase (decrease) in cash and cash equivalents		3,427	(3,407)	(18,713)		(3,574)	(22,267)
Effect of exchange rate on cash and cash equivalents		(3,427)	(240)	(26)		3,574	(119)
Cash and cash equivalents at beginning of period			90,806	28,639			119,445

Cash and cash equivalents at end of period	$		$87,159	$9,900	$		$97,059

AmeriCredit Corp.
Consolidating Statement of Cash Flows
Three Months Ended September 30, 2001
(Unaudited, Dollars in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$78,737	$79,523	$87,408		$(166,931)	$78,737
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		729	5,937	1,647			8,313
Provision for loan losses			2,172	12,670			14,842
Deferred income taxes		(8,192)	5,488	44,295			41,591
Accretion of present value discount				(27,842)			(27,842)
Non-cash gain on sale of auto receivables				(89,678)			(89,678)
Distributions from Trusts			(12,620)	83,353			70,733
Initial deposits to credit enhancement assets				(80,750)			(80,750)
Equity in income of affiliates		(79,523)	(87,408)			166,931
Changes in assets and liabilities:
Other assets		905	(23,814)	(4,208)			(27,117)
Accrued taxes and expenses		5,540	12,178	(1,804)			15,914
Purchases of auto receivables			(2,014,193)	(2,086,733)		2,086,733	(2,014,193)
Principal collections and recoveries on auto receivables			(5,008)	66,343			61,335
Net proceeds from sale of auto receivables			2,086,733	1,705,429		(2,086,733)	1,705,429

Net cash (used) provided by operating activities		(1,804)	48,988	(289,870)			(242,686)

Cash flows from investing activities:
Purchases of property and equipment			(10,533)				(10,533)
Change in other assets			(28,700)	(14,054)			(42,754)
Net change in investment in affiliates		(6,265)	(319,005)	21,542		303,728

Net cash (used) provided by investing activities		(6,265)	(358,238)	7,488		303,728	(53,287)

Cash flows from financing activities:
Net change in warehouse credit facilities			17,129	236,434			253,563
Borrowings under credit enhancement facility				46,250			46,250
Debt issuance costs		(58)		(1,853)			(1,911)
Net change in notes payable		2,595					2,595
Proceeds from issuance of common stock		10,509	(10,339)	315,768		(305,429)	10,509
Net change in due (to) from affiliates		(3,337)	319,789	(316,452)

Net cash provided by financing activities		9,709	326,579	280,147		(305,429)	311,006

Net increase (decrease) in cash cash and cash equivalents		1,640	17,329	(2,235)		(1,701)	15,033
Effect of exchange rate changes on cash and cash equivalents		(1,640)	(37)			1,701	24
Cash and cash equivalents at beginning of period			58,954	18,099			77,053

Cash and cash equivalents at end of period	$		$76,246	$15,864	$		$92,110

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates earnings and cash flows primarily from the purchase, securitization and servicing of auto receivables. The Company purchases auto finance contracts from franchised and select independent automobile dealerships and, to a lesser extent, makes auto loans directly to consumers. As used herein, “loans” include auto finance contracts originated by dealers and purchased by the Company as well as extensions of credit made directly by the Company to consumer borrowers. To fund the acquisition of receivables prior to securitization, the Company utilizes borrowings under its warehouse credit facilities. The Company earns finance charge income on its receivables pending securitization and pays interest expense on borrowings under its warehouse credit facilities.

The Company periodically sells receivables to securitization trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Historically, the Company has recognized a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized (“serviced receivables”) and collects other fees such as late charges as servicer for those Trusts.

The Company has made a decision to change the structure of its future securitization transactions to no longer meet the criteria for sale of finance receivables. Accordingly, following a securitization, the receivables and the related securitization indebtedness will remain on the consolidated balance sheet. The Company will recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and will record a provision for loan losses to cover probable losses on the receivables. This change will significantly impact the Company’s future results of operations compared to its historical results. Therefore, historical results and management’s discussion of such results may not be indicative of the Company’s future results.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. The accounting policies that the Company believes are the most critical to understanding and evaluating the Company’s reported financial results include the following:

Gain on sale of receivables

The Company periodically sells receivables to Trusts that, in turn, sell asset-backed securities to investors. Historically, the Company has recognized a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company has made assumptions in order to determine the present value of the estimated future excess cash flows to be generated by the pool of receivables sold. The most significant assumptions made are the cumulative credit losses to be incurred on the pool of receivables sold and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions could produce different financial results.

Fair value measurements

Certain of the Company’s assets, including the Company’s derivative financial instruments and credit enhancement assets, are recorded at fair value. Fair values for derivative financial instruments are based on third-party quoted market prices, where possible. However, market prices are not readily available for the Company’s credit enhancement assets and, accordingly, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative credit losses to be incurred on the pool of receivables sold and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions could produce different financial results.

Allowance for loan losses

The Company reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. Receivables are charged-off to the allowance for loan losses when the

Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable. The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 as compared to Three Months Ended September 30, 2001

Revenue:

The Company’s average managed receivables outstanding consisted of the following (in thousands):

	Three Months Ended September 30,
	2002	2001
Owned	$1,958,487	$1,962,955
Serviced	13,339,527	8,794,923

	$15,298,014	$10,757,878

Average managed receivables outstanding increased by 42% as a result of higher loan purchase volume. The Company purchased $2,419.1 million of auto loans during the three months ended September 30, 2002, compared to purchases of $2,035.2 million during the three months ended September 30, 2001. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company’s branch network. Loan purchases at branch offices opened prior to September 30, 2000, were 8% higher for the twelve months ended September 30, 2002, versus the twelve months ended September 30, 2001. The Company operated 251 auto lending branch offices as of September 30, 2002, compared to 248 as of September 30, 2001.

The average new loan size was $16,742 for the three months ended September 30, 2002, compared to $16,294 for the three months ended September 30, 2001. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2002, was 17.3%, compared to 18.2% during the three months ended September 30, 2001. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income decreased by 6% to $90.6 million for the three months ended September 30, 2002, from $96.8 million for the three months ended September 30, 2001. Finance charge income was lower due primarily to lower loan pricing. The Company’s effective yield on its finance receivables owned decreased to 18.4% for the three months ended September 30, 2002, from 19.6% for the three months ended September 30, 2001. The effective yield is higher than the contractual rates of the Company’s finance receivables as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the finance receivable is funded by the Company.

The gain on sale of receivables rose by 42% to $132.1 million for the three months ended September 30, 2002, from $92.9 million for the three months ended September 30, 2001. The increase in gain on sale of auto receivables resulted from the sale of $2,507.9 million of receivables in the three months ended September 30, 2002, as compared to $1,725.0 million of receivables sold in the three months ended September 30, 2001. The gain as a percentage of the sales proceeds remained relatively stable at 5.3% for the three months ended September 30, 2002, as compared to 5.4% for the three months ended September 30, 2001.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

	Three Months Ended September 30,
	2002	2001
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investment in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

The cumulative credit loss assumptions utilized at the time of sale of receivables were determined using a range of possible outcomes based on historical experience, credit attributes for the specific pool of receivables and general economic factors. The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold.

Servicing fee income increased to $108.1 million, or 3.2% of average serviced auto receivables, for the three months ended September 30, 2002, compared to $85.2 million, or 3.8% of average serviced auto receivables, for the three months ended September 30, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other than temporary impairment charges of $18.9 million and $6.4 million for the three months ended September 30, 2002 and 2001, respectively. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

Costs and Expenses:

Operating expenses as an annualized percentage of average managed receivables outstanding decreased to 3.0% for the three months ended September 30, 2002, compared to 3.7% for the three months ended September 30, 2001. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $16.5 million, or 17%, primarily due to the addition of loan processing and servicing staff.

The provision for loan losses increased to $65.8 million for the three months ended September 30, 2002, from $14.8 million for the three months ended September 30, 2001. As a percentage of average finance receivables owned, the provision for loan losses was 13.3% and 3.0% for the three months ended September 30, 2002 and 2001, respectively. Approximately $46.2 million of this increase is due to the Company’s transition to a securitization transaction structure that will be accounted for as a secured financing. Under this new structure, finance receivables will remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables will be charged to the Company’s allowance for loan losses. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will increase the severity of charge-offs.

Interest expense increased to $40.0 million for the three months ended September 30, 2002, from $35.6 million for the three months ended September 30, 2001, due to higher debt levels. Average debt outstanding was $2,800.5 million and $2,253.9 million for the three months ended September 30, 2002 and 2001, respectively. The Company’s effective rate of interest paid on its debt decreased to 5.7% from 6.3% as a result of lower short-term market interest rates.

The Company’s effective income tax rate was 38.5% for the three months ended September 30, 2002 and 2001.

Other Comprehensive Income:

The unrealized gains (losses) on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended September 30,
	2002	2001
Unrealized gains at time of sale	$11,091	$10,066
Unrealized holding losses related to changes in credit loss assumptions	(7,523)	(84,990)
Unrealized holding gains related to changes in interest rates	9,316	59,681
Net reclassification into earnings	(12,789)	(2,925)

	$95	$(18,168)

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold. Unrealized gains at time of sale were higher for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, due to a greater amount of receivables sold in the period ended September 30, 2002.

The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized holding gains or losses in other comprehensive income until realized, or, in the case of unrealized holding losses considered to be other than temporary, as a charge to operations.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 11.1% to 12.5% as of September 30, 2002, from a range of 10.4% to 12.7% as of June 30, 2002, resulting in an unrealized holding loss of $7.5 million for the three months ended September 30, 2002. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to continued weakness in the general economy during the three months ended September 30, 2002.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 9.9% to 12.5% as of September 30, 2001, from a range of 8.7% to 11.7% as of June 30, 2001, resulting in an unrealized holding loss of $85.0 million for the three months ended September 30, 2001. The range of cumulative credit loss assumptions was increased to reflect expectations for higher future losses due to expectations of a general decline in the economy during the three months ended September 30, 2001.

Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

Unrealized holding gains related to changes in interest rates of $9.3 million and $59.7 million for the three months ended September 30, 2002 and 2001, respectively, resulted primarily from an increase in estimated future cash flows from the Trusts due to lower interest rates payable to investors on the floating rate tranches of securitization transactions. This unrealized gain was offset by the unrealized losses on cash flow hedges described below.

Net unrealized gains of $12.8 million and $2.9 million were reclassified into earnings during the three months ended September 30, 2002 and 2001, respectively, and relate primarily to recognition of excess estimated cash flows and actual cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $12.8 million of net unrealized gain recognized during the period is $8.3 million related to fluctuations in interest rates offset by cash flow hedges described below.

Another component of other comprehensive income is unrealized losses on cash flow hedges. Unrealized losses on cash flow hedges were $9.5 million for the three months ended September 30, 2002, compared to $31.6 million for the three months ended September 30, 2001. Expectations that short-term market interest rates will remain lower for an extended period of time during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, resulted in an increase in the liability related to the Company’s interest rate swap agreements. Unrealized losses on cash flow hedges are reclassified into earnings as the Company’s unrealized gains or losses related to interest rate fluctuations on its credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $8.3 million for the three months ended September 30, 2002.

Net Margin:

A key measure of the Company’s performance is net margin. Net margin is the difference between finance charge, fee and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected in the consolidated income statements is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge, fee and other income	$95,649	$99,670
Funding costs	(40,019)	(35,590)

Net margin	$55,630	$64,080

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including owned receivables and serviced receivables. The Company has historically securitized its receivables and recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that securitized receivables have not been sold and are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges and fees would be recognized over the life of the securitized receivables as accrued, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge, fee and other income	$686,728	$512,544
Funding costs	(201,990)	(179,492)

Net margin	$484,738	$333,052

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge, fee and other income	17.8%	18.9%
Funding costs	(5.2)	(6.6)

Net margin as a percentage of average managed finance receivables	12.6%	12.3%

Average managed finance receivables	$15,298,014	$10,757,878

Net margin as a percentage of average managed finance receivables increased for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Historically, receivables purchased by the Company have been held on the Company’s balance sheet until such loans were sold in a securitization transaction. Receivables that were ineligible for sale, because they did not meet certain criteria established in connection with securitization transactions, were retained on the Company’s consolidated balance sheet. Finance receivables securitized under the Company’s new securitization structure will not be removed from the consolidated balance sheet but will remain on the consolidated balance sheet throughout their term. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses on finance receivables. Finance receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

The Company has periodically sold receivables in securitization transactions to Trusts and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the Company’s balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future cumulative credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the Company’s original estimates of cumulative credit losses, the fair value of credit enhancement assets could be written down through an impairment charge to earnings.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2002
	Owned	Serviced		Total Managed
Principal amount of receivables	$2,156,471	$13,590,732		$15,747,203

Nonaccretable acquisition fees	(40,259)			(40,259)
Allowance for loan losses	(74,896)	$(1,488,291	)(a)	$(1,563,187)

Receivables, net	$2,041,316

Number of outstanding contracts	146,782	1,044,048		1,190,830

Average principal amount of outstanding contract (in dollars)	$14,692	$13,017		$13,224

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.3%	11.0%		10.2%

(a)
The allowance for loan losses related to serviced finance receivables is factored into the valuation of interest-only receivables from Trusts in the Company’s consolidated balance sheets. Assumptions for cumulative credit losses are added and charge-offs of receivables that have been sold to Trusts reduce the allowance for loan losses.

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

	September 30, 2002
	Owned		Serviced		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$32,957	1.5%	$1,154,050	8.5%	$1,187,007	7.6%
Greater than 60 days	38,134	1.8	518,219	3.8	556,353	3.5

	71,091	3.3	1,672,269	12.3	1,743,360	11.1
In repossession	14,053	0.6	160,684	1.2	174,737	1.1

	$85,144	3.9%	$1,832,953	13.5%	$1,918,097	12.2%

	September 30, 2001
	Owned		Serviced		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$65,541	2.9%	$803,596	8.9%	$869,137	7.7%
Greater than 60 days	35,271	1.5	315,730	3.5	351,001	3.1

	100,812	4.4	1,119,326	12.4	1,220,138	10.8
In repossession	11,437	0.5	106,487	1.1	117,924	1.0

	$112,249	4.9%	$1,225,813	13.5%	$1,338,062	11.8%

Delinquencies in the Company’s managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to the Company’s target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Delinquencies on a total managed basis were higher as of September 30, 2002, compared to September 30, 2001, due to continued weakness in the economy, including higher unemployment rates, and, to a lesser extent, an increase in the average age of the Company’s managed receivables portfolio.

In accordance with its policies and guidelines, the Company at times offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s securitization transactions, limit the number and frequency of deferments, that may be granted. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account. Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 5.5% and 4.7% for the three months ended September 30, 2002 and 2001, respectively. Finance receivables owned receiving a payment deferral were less than 2.0% of the total amount deferred during the three months ended September 30, 2002 and 2001. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2002	2001
Held for sale:
Repossession charge-offs	$19,561	$12,313
Less: Recoveries	(10,118)	(6,397)
Mandatory charge-offs (1)	4,153	2,347

Net charge-offs	13,596	8,263

Serviced:
Repossession charge-offs	256,474	135,634
Less: Recoveries	(118,365)	(66,997)
Mandatory charge-offs (1)	53,576	27,313

Net charge-offs	191,685	95,950

Total managed:
Repossession charge-offs	276,035	147,947
Less: Recoveries	(128,483)	(73,394)
Mandatory charge-offs (1)	57,729	29,660

Net charge-offs	$205,281	$104,213

Net charge-offs as an annualized percentage of average managed finance receivables outstanding	5.3%	3.8%

Net recoveries as a percentage of repossession charge-offs	46.5%	49.6%

(1)    Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs increased for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, due to continued weakness in the economy, including higher unemployment rates, and due to lower net recoveries on repossessed vehicles. Recoveries as a percentage of repossession charge-offs decreased due to general declines in used car auction values.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of cash have been borrowings under its warehouse credit facilities and sales of auto receivables to Trusts in securitization transactions. The Company’s primary uses of cash have been purchases of receivables and funding credit enhancement requirements for securitization transactions.

The Company required cash of $2,470.2 million and $2,014.2 million for the purchase of auto finance contracts during the three months ended September 30, 2002 and 2001, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of auto receivables in securitization transactions.

The Company has three separate funding agreements with administrative agents on behalf of institutionally managed commercial paper conduits and bank groups with aggregate structured warehouse financing availability of approximately $3,295.0 million. One facility provides for available structured warehouse financing of $250.0 million through September 2003. Another facility provides for multi-year structured warehouse financing with availability of $500.0 million through November 2003. The third facility provides for available structured warehouse financing of $2,545.0 million, of which $380.0 million matures in March 2003 and the remaining $2,165.0 million matures in March 2005. No amounts were outstanding under these facilities as of September 30, 2002.

The Company also has three funding agreements with administrative agents on behalf of institutionally managed medium term note conduits under which $500.0 million, $750.0 million and $500.0 million, respectively, of proceeds are available through the terms of the agreements. The funding agreements allow for the substitution of auto receivables (subject to an overcollateralization formula) for cash, and vice versa, thus allowing the Company to use the medium term note proceeds to finance auto receivables on a revolving basis. The agreements mature in December 2003, June 2004 and February 2005, respectively. A total of $1,750.0 million was outstanding under these facilities as of September 30, 2002.

The Company’s Canadian subsidiary has a revolving credit agreement, under which the subsidiary may borrow up to $150.0 million Cdn., subject to a defined borrowing base. This facility matures in August 2003. A total of $70.4 million was outstanding under the Canadian revolving credit agreement as of September 30, 2002. Additionally, the Company’s Canadian subsidiary has a warehouse credit facility with availability of $100.0 million Cdn., subject to a defined borrowing base. The warehouse credit facility expires in May 2003. No amounts were outstanding under the warehouse credit facility as of September 30, 2002.

As is customary in the Company’s industry, certain of the Company’s warehouse credit facilities need to be renewed on an annual basis. If the Company was unable to renew these facilities on acceptable terms, there could be a material adverse effect on the Company’s financial position, results of operations and liquidity.

The Company has completed thirty-five auto receivable securitization transactions through September 30, 2002. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of these transactions is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at September 30, 2002
1999-A	February 1999	$700.0	$82.0
1999-B	May 1999	1,000.0	160.4
1999-C	August 1999	1,000.0	215.0
1999-D	October 1999	900.0	219.0
2000-A	February 2000	1,300.0	374.9
2000-B	May 2000	1,200.0	423.9
2000-C	August 2000	1,100.0	444.4
2000-1	November 2000	495.0	202.8
2000-D	November 2000	600.0	282.2
2001-A	February 2001	1,400.0	701.8
2001-1	April 2001	1,089.0	578.8
2001-B	July 2001	1,850.0	1,182.7
2001-C	September 2001	1,600.0	1,126.7
2001-D	October 2001	1,800.0	1,306.6
2002-A	February 2002	1,600.0	1,323.8
2002-1	April 2002	990.0	838.7
2002-A Canada (b)	May 2002	158.9	141.8
2002-B	June 2002	1,200.0	1,105.2
2002-C	August 2002	1,300.0	1,253.5
2002-D	September 2002	600.0	590.7

		$21,882.9	$12,554.9

(a)	Transactions 1994-A, 1995-A and B, 1996-A, B, C and D, 1997-A, B, C and D, and 1998-A, B, C and D originally totaling $4,145.5 million have been paid off as of September 30, 2002.

(b)	The balance at September 30, 2002, reflects fluctuations in foreign currency translation rates and principal pay downs.

In connection with securitization transactions, the Company is required to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust’s pool of receivables, excess cash flows are distributed to the Company. The Company generally expects to begin to receive excess cash flow distributions from its insured securitization transactions approximately 15 to 18 months after receivables are securitized, although the timing of cash flow distributions is dependent upon the structure of the securitization transaction.

The Company employs two types of securitization structures. The structure the Company utilizes most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities and the use of reinsurance and other alternative credit enhancements to reduce the required initial deposit to the restricted cash account. The reinsurance used to reduce the Company’s initial cash deposit has typically been arranged by the insurer of the asset-backed securities. As of September 30, 2002, the Company had commitments from the insurer for an additional $0.5 million of reinsurance that expires in December 2002. In August 2002, the Company obtained an additional $200.0 million of reinsurance commitments that will expire in December 2003. The new reinsurance commitments increase the Company’s initial cash deposit requirement to a level of 3%, compared to 2% under the previous commitments, which will require an additional $50.0 million of cash deposits over the term of the new commitments. Also, in August 2002, the Company entered into a revolving credit enhancement facility that provides for borrowing up to $290.0 million for the financing of bonds rated BBB- and BB- by Standard and Poor’s in connection with securitization transactions. This credit facility provides additional liquidity for credit enhancement in the future. The Company relies on these reinsurance arrangements and credit facility to supplement the amount of cash the Company would otherwise require to support its securitization program. If the Company was unable to access reinsurance or alternative credit enhancements on acceptable terms, there could be a material adverse effect on the Company’s liquidity.

The Company had a credit enhancement facility with a financial institution which the Company used to find a portion of the initial cash deposit for securitization transactions through October 2001, similar to the amount covered by the reinsurance as described above. In June 2002, the Company replaced the credit enhancement facility with a $130.0 million letter of credit from a financial institution. This letter of credit does not represent funded debt and, therefore, is not recorded as debt on the Company’s consolidated balance sheet. A total of $46.7 million was outstanding under this letter of credit as of September 30, 2002.

The Company’s second securitization structure involves the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinate asset-backed securities replace a portion of the Company’s initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance or other alternative credit enhancements described in the preceding paragraphs.

Initial deposits for credit enhancement purposes were $58.1 million and $80.8 million for the three months ended September 30, 2002 and 2001, respectively.

Borrowings under the credit enhancement facility were $46.3 million for the three months ended September 30, 2001. Excess cash flows distributed to the Company were $63.3 million and $70.7 million for the three months ended September 30, 2002 and 2001, respectively.

With respect to the Company’s securitization transactions covered by a financial guaranty policy, agreements with the insurer provide that if delinquency, default and net loss ratios in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted ratio were exceeded in any insured securitization and a waiver were not granted by the insurer, excess cash flows from all of the Company’s insured securitizations could be used by the insurer to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted ratio were exceeded for an extended period of time in larger securitizations requiring a greater amount of additional credit enhancement, there could be a material adverse effect on the Company’s liquidity.

As of September 30, 2002, none of the Company’s securitizations had delinquency, default or net loss ratios in excess of the targeted levels. However, as a result of expected seasonal increases in delinquency levels through February 2003 and the prospects for continued economic weakness, the Company believes that it is likely that the initially targeted delinquency ratios would have been exceeded in certain of its securitizations during that time period. In September 2002, the insurer agreed to revise the targeted delinquency trigger levels through and including the March 2003 distribution date. As a result, the Company does not expect to exceed the revised delinquency targets with respect to any Trusts. The Company anticipates that expected seasonal improvements in delinquency levels after February 2003 should result in the ratios being reduced below applicable target levels. However, if expected seasonal improvements do not materialize or if there is continued instability or further deterioration in the economy, targeted delinquency levels could be exceeded in certain securitization Trusts. The Company also believes that it is possible that net loss ratios on certain of its securitization Trusts will exceed target levels if current economic conditions persist or worsen. If targeted levels were exceeded and a waiver was not granted, the Company estimates that $80.0 million to $100.0 million of cash otherwise distributable from the Trusts will be used to increase credit enhancements for the insurer rather than being released to the Company. Although the Company believes it has sufficient liquidity in the event that cash distributions from the Trusts are curtailed as described above, the Company may be required to decrease loan origination activities, and implement other expense reductions, if securitization distributions are materially decreased for a prolonged period of time.

On September 12, 2002, Moody’s Investors Service announced its intention to review the Company for a potential credit rating downgrade. In the event of a downgrade, certain of the Company’s derivative collateral lines will be reduced. The Company anticipates that the reductions in these derivative collateral lines would require it to pledge an additional $18.0 million to $40.0 million in cash to maintain its open derivative positions.

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On October 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $480.9 million. The Company intends to use the proceeds of the secondary offering for initial credit enhancement deposits in securitization transactions subsequent to September 30, 2002, and for other working capital needs.

The Company believes that it will continue to require the execution of securitization transactions in order to fund its liquidity needs in fiscal 2003. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to it. If the Company is unable to execute securitization transactions on a regular basis, it may be required to significantly decrease loan origination activities and implement expense reductions, all of which may have a material adverse affect on the Company’s ability to achieve its business and financial objectives.

INTEREST RATE RISK

The Company’s earnings are affected by changes in interest rates as a result of its dependence upon the issuance of interest-bearing securities and the incurrence of debt to fund its lending activities. Several factors can influence the Company’s ability to manage interest rate risk. First, auto finance contracts are purchased at fixed interest rates, while the amounts borrowed under warehouse credit facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing market interest rates. Second, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the auto finance contracts purchased by the Company have fixed interest rates, the Company bears the risk of smaller gross interest rate spreads in the event interest rates increase during the period between the date receivables are purchased and the completion and pricing of securitization transactions. In addition, the securities issued by the Trusts in the Company’s securitization transactions may bear interest at floating rates that are subject to monthly adjustment to reflect prevailing market interest rates.

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

Derivative financial instruments are utilized to manage the gross interest rate spread on the Company’s securitization transactions. The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”). The floating rates on securities issued by the Trusts are indexed to LIBOR. The Company uses interest rate swap agreements to convert the floating rate exposures on these securities to a fixed rate, hedging the variability in future excess cash flows to be received by the Company over the life of the securitization attributable to interest rate risk. The Company utilizes these derivative financial instruments to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance.

The Company also used an interest rate swap agreement to hedge the fair value of certain of its fixed rate senior notes. In August 2002, the Company terminated this interest rate swap agreement. The fair value of the agreement at termination date of $9.7 million is reflected as a premium in the carrying value of the senior notes and is being amortized into interest expense over the expected term of the senior notes.

In addition, the Company also utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The interest rate cap agreement purchaser bears no obligation or liability if interest rates fall below the “cap” rate. The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. The Company simultaneously sells a correspending interest rate cap agreement in order to offset the purchased interest rate cap agreement. The fair value of the interest rate cap agreements purchased and sold by the Company is included in other assets and liabilities on the Company’s consolidated balance sheets. The fair value of the interest rate cap agreements purchased by the Trusts is considered in the valuation of the credit enhancement assets.

Management monitors the Company’s hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading. There have been no material changes in the Company’s interest rate risk exposure since June 30, 2002.

being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading.

There can be no assurance that the Company’s strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company’s profitability.

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements”. Forward-looking statements are those that use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “may”, “will”, “likely”, “should”, “estimate”, “continue”, “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company’s funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company’s profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Interest Rate Risk” for additional information regarding such market risks.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Executive Chairman of the Board (the “Chairman”), Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.

The Chairman, CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within ninety days before the filing date of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. As of September 30, 2002, there were no lawsuits pending or, to the best knowledge of the Company, threatened against it, the outcome of which will have a material affect on the Company’s financial condition, results of operations or cash flows.

Item 2.     CHANGES IN SECURITIES

Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.     OTHER INFORMATION

Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1
Supplement No. 1 to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated July 31, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.2
Supplement No. 2 to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated October 15, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

(b)    Reports on Form 8-K

A report on Form 8-K was filed September 17, 2002, with the Commission to report the Company’s intent to structure future securitizations as on-balance sheet financings, to announce the public offering of common stock and to disclose the Company’s agreement with its insurer on securitization triggers.

A report on Form 8-K was filed on September 30, 2002, with the Commission to report the pricing of the Company’s public offering of common stock.

Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended September 30, 2002, reporting monthly information related to securitization trusts.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICREDIT CORP. (Registrant)

Date: November 14, 2002	By:	/s/ DANIEL E. BERCE
(Signature)

Daniel E. Berce Vice Chairman and Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

We, the undersigned Clifton H. Morris, Jr., Executive Chairman, Michael R. Barrington, Vice Chairman of AmeriCredit Corp. (the “Company”), Chief Executive Officer and President of the Company and Daniel E. Berce, Vice Chairman and Chief Financial Officer of the Company, do hereby each certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	We have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the “Report”);

(2)
Based on our knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)
Based on our knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)
We (i) are responsible for establishing and maintaining disclosure controls and procedures for the Company; (ii) have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was prepared; (iii) have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and (iv) have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on such evaluation.

(5)
We have disclosed to the Company’s independent accountants and to the Audit Committee of the Board of Directors: (i) any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s independent accountants any material weaknesses in internal controls; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)
We have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ CLIFTON H. MORRIS, JR.
Clifton H. Morris, Jr. Executive Chairman

/s/ MICHAEL R. BARRINGTON
Michael R. Barrington Vice Chairman, Chief Executive Officer and President

/s/ DANIEL E. BERCE
Daniel E. Berce Vice Chairman and Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

We, the undersigned Clifton H. Morris, Jr., Executive Chairman of AmeriCredit Corp. (the”Company”), Michael R. Barrington, Vice Chairman, Chief Executive Officer and President of the Company and Daniel E. Berce, Vice Chairman and Chief Financial Officer of the Company, do hereby each certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

/s/ CLIFTON H. MORRIS, JR.
Clifton H. Morris, Jr. Executive Chairman

/s/ MICHAEL R. BARRINGTON
Michael R. Barrington Vice Chairman, Chief Executive Officer and President

/s/ DANIEL E. BERCE
Daniel E. Berce Vice Chairman and Chief Financial Officer