Form 10-Q
period 2002-12-31
AMERICREDIT CORP
filed 2003-02-14
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒         No    ☐

There were 154,705,177 shares of common stock, $0.01 par value outstanding as of January 31, 2003.

AMERICREDIT CORP.

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2002	June 30, 2002

ASSETS
Cash and cash equivalents	$215,826	$119,445
Finance receivables, net	3,779,648	2,198,391
Interest-only receivables from Trusts	356,805	514,497
Investments in Trust receivables	791,343	691,065
Restricted cash – gain on sale Trusts	356,138	343,570
Restricted cash – securitization notes payable	57,883
Restricted cash – warehouse credit facilities	267,377	29,383
Property and equipment, net	121,320	120,505
Other assets	343,681	208,075

Total assets	$6,290,021	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,750,000	$1,751,974
Securitization notes payable	1,792,399
Senior notes	379,668	418,074
Other notes payable	69,683	66,811
Funding payable	122,278	126,893
Accrued taxes and expenses	163,210	194,260
Derivative financial instruments	88,020	85,922
Deferred income taxes	34,123	148,681

Total liabilities	4,399,381	2,792,615

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 160,269,486 and 91,716,416 shares issued	1,603	917
Additional paid-in capital	1,063,852	573,956
Accumulated other comprehensive (loss) income	(15,996)	42,797
Retained earnings	857,970	832,446

	1,907,429	1,450,116

Treasury stock, at cost (5,564,309 and 5,899,241 shares)	(16,789)	(17,800)

Total shareholders’ equity	1,890,640	1,432,316

Total liabilities and shareholders’ equity	$6,290,021	$4,224,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Revenue
Finance charge income	$133,943	$80,027	$224,572	$176,824
Servicing fee income	23,786	94,571	131,861	179,806
Gain on sale of receivables		108,690	132,084	201,620
Other income	5,613	3,377	10,633	6,250

	163,342	286,665	499,150	564,500

Costs and expenses
Operating expenses	109,242	108,390	225,068	207,766
Provision for loan losses	86,892	16,667	152,676	31,509
Interest expense	39,884	30,557	79,903	66,147

	236,018	155,614	457,647	305,422

(Loss) income before income taxes	(72,676)	131,051	41,503	259,078
Income tax (benefit) provision	(27,980)	50,455	15,979	99,745

Net (loss) income	(44,696)	80,596	25,524	159,333

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(75,984)	19,146	(75,889)	978
Unrealized (losses) gains on cash flow hedges	(5,173)	8,014	(14,635)	(23,543)
Canadian currency translation adjustment	305	(421)	(3,121)	(2,061)
Income tax benefit (provision)	31,245	(10,456)	34,851	8,688

Other comprehensive (loss) income	(49,607)	16,283	(58,794)	(15,938)

Comprehensive (loss) income	$(94,303)	$96,879	$(33,270)	$143,395

(Loss) earnings per share
Basic	$(0.29)	$0.95	$0.21	$1.89

Diluted	$(0.29)	$0.91	$0.21	$1.79

Weighted average shares outstanding	153,001,207	84,546,353	119,420,462	84,217,345

Weighted average shares and assumed incremental shares	153,001,207	88,669,914	120,032,197	89,253,406

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Six Months Ended December 31,
	2002	2001

Cash flows from operating activities
Net income	$25,524	$159,333
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	22,536	16,469
Provision for loan losses	152,676	31,509
Deferred income taxes	(79,061)	15,178
Accretion of present value discount	(62,855)	(70,235)
Impairment of credit enhancement assets	91,834	13,969
Non-cash gain on sale of receivables	(124,831)	(189,537)
Other	4,240
Distributions from Trusts	111,118	127,863
Initial deposits to credit enhancement assets	(58,101)	(255,500)
Changes in assets and liabilities:
Other assets	(16,549)	(29,465)
Accrued taxes and expenses	(28,695)	43,225
Purchases of receivables held for sale	(647,647)	(4,072,045)
Principal collections and recoveries on receivables held for sale	74,370	117,895
Net proceeds from sale of receivables	2,495,353	3,578,594

Net cash provided (used) by operating activities	1,959,912	(512,747)

Cash flows from investing activities
Purchases of receivables	(3,804,650)
Principal collections and recoveries on receivables	143,872
Purchases of property and equipment	(2,333)	(24,839)
Change in restricted cash – securitization notes payable	(57,913)
Change in restricted cash – warehouse credit facilities	(237,994)	(28,081)
Change in other assets	(124,764)	(46,334)

Net cash used by investing activities	(4,083,782)	(99,254)

Cash flows from financing activities
Net change in warehouse credit facilities	(1,465)	428,655
Issuance of securitization notes	1,837,591
Payments on securitization notes	(45,132)
Senior notes swap settlement	9,700
Retirement of senior notes	(39,631)
Borrowings under credit enhancement facility		182,500
Debt issuance costs	(13,683)	(2,857)
Net change in notes payable	(8,226)	10,951
Net proceeds from issuance of common stock	481,317	11,245

Net cash provided by financing activities	2,220,471	630,494

Net increase in cash and cash equivalents	96,601	18,493
Effect of Canadian exchange rate changes on cash and cash equivalents	(220)	(37)
Cash and cash equivalents at beginning of period	119,445	77,053

Cash and cash equivalents at end of period	$215,826	$95,509

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The consolidated financial statements as of December 31, 2002, and for the six months ended December 31, 2002 and 2001, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Certain prior year amounts, including initial deposits to credit enhancement assets as well as purchases, sales, and principal collections and recoveries on receivables held for sale on the consolidated statements of cash flows, have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE 2 — LIQUIDITY

With respect to the Company’s securitization transactions covered by a financial guaranty policy, agreements with the insurers provide that if delinquency, default or net loss ratios in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted ratio was exceeded in any Financial Security Assurance, Inc. (“FSA”) insured securitization and a waiver was not granted by FSA, excess cash flows from all of the Company’s FSA insured securitizations could be used by the insurer to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted ratio was exceeded for an extended period of time in larger or multiple securitizations requiring a greater amount of additional credit enhancement, there would be a material adverse effect on the Company’s liquidity.

The Company believes that it is probable that net loss ratios on certain of its FSA insured securitization Trusts will exceed targeted levels during the March and June 2003 quarters.

As a result of expected seasonal increases in delinquency levels through February 2003 and the prospects for continued economic weakness, the Company believed it was likely that the initially targeted delinquency ratios would have been exceeded in certain of its FSA insured securitizations. Therefore, in September 2002, FSA agreed to revise the targeted delinquency ratios through and including the March 2003 distribution date. As of December 31, 2002, none of the Company’s securitizations had delinquency ratios in excess of the revised targeted levels. The Company anticipates that expected seasonal improvements in delinquency levels after February 2003 should result in the ratios being reduced below applicable initially targeted levels. However, if expected seasonal improvements do not materialize or if there is continued instability or further deterioration in the economy, initially targeted delinquency levels could be exceeded in certain FSA insured securitization Trusts.

The Company does not expect waivers to be granted if targeted net loss or delinquency levels are exceeded and estimates that $100.0 million to $150.0 million of cash otherwise distributable by the Trusts during the remainder of the fiscal year will be used to increase credit enhancement for FSA rather than being released to the Company.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of December 31, 2002, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels. Additionally, the Company’s funding agreements that mature in August, September and November 2003 contain default covenants requiring minimum credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Service. In the event of a one-notch downgrade from the Company’s current credit ratings, the Company would not have access to funds provided by these warehouse credit facilities.

Within the next twelve months, $1,789.1 million of the Company’s warehouse credit facilities are up for renewal. In order to realign the Company’s warehouse capacity with lower future loan origination volume, the Company anticipates that certain warehouse facilities will not be renewed. In addition, the Company may negotiate with its credit providers to modify the terms of other facilities that could result in release of some of its existing warehouse capacity. However, the Company believes the capacity available under the remaining warehouse credit facilities will be sufficient to meet the Company’s warehouse funding needs for calendar 2003.

The financing arrangement for one of the Company’s loan servicing centers is structured as a synthetic lease such that the Company is considered to lease the property for accounting purposes but is considered to own the property, subject to the indebtedness incurred to acquire and construct the property, for federal income tax and other purposes. This arrangement provides for rental payments to be made through the amended termination date in February 2003, at which time the Company will be required to purchase the property from the lessor for a purchase price equal to the amount of the outstanding debt. As of December 31, 2002, the amount of net outstanding debt under this lease financing arrangement was $29.4 million. The Company is currently negotiating a sale-leaseback agreement to refinance the obligation due upon the termination of the synthetic lease. If the Company does not execute the sale-leaseback agreement, it will be required to repay the outstanding debt to acquire the loan servicing center.

In January 2003, Standard & Poor’s Rating Services, Fitch Ratings and Moody’s Investors Service downgraded the Company’s credit rating to ‘B+’, ‘B+’ and ‘B1’, respectively. These downgrades resulted in additional postings of $22.5 million to a restricted cash account for the Company’s derivative collateral lines.

On February 12, 2003, the Company announced an operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan includes a decrease in loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. A restructuring charge of $40.0 million to $50.0 million is expected to be incurred in the March 2003 quarter in connection with the plan. Subject to continued access to the securitization markets, the Company believes that it has sufficient liquidity to operate under its new plan through calendar 2003.

The Company believes that it will continue to require the execution of securitization transactions in order to operate under its new plan in calendar 2003. In addition, the Company believes that it must utilize a securitization structure involving the purchase of a financial guaranty insurance policy in order to execute a transaction based on current market conditions. FSA has indicated to the Company that it is unlikely to provide insurance for the Company’s securitizations for the first half of calendar 2003. Accordingly, the Company must seek to purchase financial guaranty insurance policies from other providers. The Company also anticipates that required credit enhancement levels will increase on its future securitization transactions, requiring the use of additional liquidity to support the Company’s securitization program. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, it would not have sufficient funds to meet its liquidity needs and, in such event, the Company would be required to further revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse affect on the Company’s ability to achieve its business and financial objectives.

NOTE 3 — SECURITIZATIONS

Prior to October 1, 2002, the Company structured its securitization transactions to meet the criteria for sales of finance receivables under GAAP and, accordingly, recorded a gain on sale of receivables when it sold auto receivables in a securitization transaction.

The Company has changed the structure of its securitization transactions, beginning with transactions closed subsequent to September 30, 2002, to no longer meet the criteria for sale of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheet. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s December 2002 results of operations compared to its historical results because there is no gain on sale of receivables in the quarter ended December 31, 2002.

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Receivables securitized:
Sold		$1,924,998	$2,507,906	$3,649,997
Secured financing	$2,032,287		2,032,287
Net proceeds from securitization:
Sold		1,873,165	2,495,353	3,578,594
Secured financing	1,837,591		1,837,591
Gain on sale of receivables		108,690	132,084	201,620
Servicing fees:
Sold	77,950	66,147	160,840	123,540
Secured financing	8,641		8,641
Distributions from Trusts:
Sold	47,856	57,130	111,118	127,863
Secured financing	27,096		27,096

The Company retains an interest in the receivables sold in the form of credit enhancement assets. The Company also retains servicing responsibilities for receivables transferred to the Trusts. The Company earns a monthly base servicing fee of 2.25% per annum on the outstanding principal balance of its domestic serviced receivables and supplemental fees (such as late charges) for servicing the receivables sold. The Company believes that servicing fees received on its domestic securitization pools would fairly compensate a substitute servicer should one be required, and, accordingly, the Company records neither a servicing asset nor a servicing liability. The Company recorded a servicing liability related to the servicing of its Canadian securitization pool because it does not receive a monthly servicing fee for its servicing obligations. The servicing liability is included in accrued taxes and expenses on the Company’s consolidated balance sheet. As of December 31 and June 30, 2002, the Company was servicing $14,191.3 million and $12,500.7 million, respectively, of finance receivables that have been transferred to the Trusts.

NOTE 4 — FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2002	June 30, 2002

Finance receivables owned	$2,017,242	$2,261,718
Finance receivables securitized	1,980,839
Less nonaccretable acquisition fees	(75,350)	(40,618)
Less allowance for loan losses	(143,083)	(22,709)

	$3,779,648	$2,198,391

Because of the Company’s decision to change the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables (see Note 3), finance receivables are carried at amortized cost at December 31, 2002. At June 30, 2002, finance receivables were classified as held for sale and carried at the lower of cost or fair value.

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

A summary of the nonaccretable acquisition fees and allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Balance at beginning of period	$115,155	$61,225	$63,327	$52,363
Provision for loan losses	86,892	16,667	152,676	31,509
Acquisition fees	35,091	38,774	79,497	79,948
Allowance related to receivables sold to Trusts		(37,351)	(44,766)	(76,242)
Net charge-offs	(18,705)	(13,545)	(32,301)	(21,808)

Balance at end of period	$218,433	$65,770	$218,433	$65,770

NOTE 5 — CREDIT ENHANCEMENT ASSETS

The investors in and insurers of the asset-backed securities sold by the Trusts have no recourse to the Company’s assets other than the credit enhancement assets. The credit enhancement assets are subordinate to the interests of the investors in and insurers of the Trusts, and the value of such assets is subject to the credit risks related to the receivables sold to the Trusts. Credit enhancement assets would be drawn down to cover monthly principal and interest payments to the investors and administrative fees in the event that cash generated from the securitization Trusts was not sufficient to cover these payments.

Credit enhancement assets consist of the following (in thousands):

	December 31, 2002	June 30, 2002

Gain on sale Trusts:
Interest-only receivables from Trusts	$356,805	$514,497
Investments in Trust receivables	791,343	691,065
Restricted cash	356,138	343,570

	$1,504,286	$1,549,132

Secured financing Trusts:
Restricted cash	$57,883

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Balance at beginning of period	$1,685,248	$1,244,817	$1,549,132	$1,151,275
Initial deposits to credit enhancement assets		174,750	58,101	255,500
Non-cash gain on sale of receivables		99,859	124,831	189,537
Payments on credit enhancement facility		(9,192)		(25,019)
Distributions from Trusts	(47,856)	(57,130)	(111,118)	(127,863)
Accretion of present value discount	14,990	35,997	53,634	70,235
Other-than-temporary impairment	(72,890)	(7,573)	(91,834)	(13,969)
(Decrease) increase in unrealized gain	(75,323)	19,146	(77,555)	978
Canadian currency translation adjustment	117		(905)

Balance at end of period	$1,504,286	$1,500,674	$1,504,286	$1,500,674

At the time of securitization of finance receivables, the Company is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. These assets represent initial deposits to credit enhancement assets. If the securitization is accounted for as a sale of receivables, a non-cash gain on sale of receivables is recognized consisting of interest-only receivables from Trusts net of the present value discount related to the assets pledged as initial deposits to credit enhancement assets. The interest-only receivables from Trusts represent the present value of the estimated excess cash flows expected to be received by the Company over the life of the securitization.

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and are retained by the Trust to increase restricted cash or investments in Trust receivables. Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts. The required percentage level of assets will increase if targeted delinquency and net loss ratios are exceeded (see Note 2). Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced.

Accretion of present value discount represents accretion of the excess of the estimated future distributions from Trusts over the book value of the credit enhancement assets using the interest method over the expected life of the securitization; the accretion of present value discount is included in servicing fee income. The Company does not accrete the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Unrealized gains generally represent changes in the fair value of credit enhancement assets as a result of favorable differences between actual securitization pool performance and the original assumptions for such performance or changes in those assumptions as to future securitization pool performance. An other-than-temporary impairment results when the present value of anticipated cash flows is below the carrying value of the credit enhancement assets.

Significant assumptions used in determining the gain on sale of receivables were as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2001	2002	2001

Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%	9.8%
Restricted cash	9.8%	9.8%	9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	December 31, 2002	June 30, 2002

Cumulative credit losses (including remaining unrealized gains at time of sale)	10.7%—13.6%	10.4%—12.7%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

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

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheet as restricted cash – securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset but will be recognized through earnings in future periods.

NOTE 6 — WAREHOUSE CREDIT FACILITIES

As of December 31, 2002, warehouse credit facilities consist of the following (in millions):

Maturity	Facility Amount		Advances Outstanding	Finance Receivables Pledged

U.S.:
September 2003 (a)		$250.0
November 2003 (a)		500.0
December 2003 (a)(b)		500.0	$500.0	$519.4
June 2004 (a)(b)		750.0	750.0	756.5
February 2005 (a)(b)		500.0	500.0	338.3
March 2005 (a)(c)		2,545.0

		$5,045.0	$1,750.0	$1,614.2

Canada:
May 2003 (a)	CDN $	100.0
August 2003 (a)		150.0

	CDN $	250.0

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$380.0 million of this facility matures in March 2003, and the remaining $2,165.0 million matures in March 2005.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of December 31, 2002, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels. In addition, the Company’s funding agreements that mature in August, September and November 2003 contain default covenants requiring minimum credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Service. In the event of a one-notch downgrade from the Company’s current credit ratings, the Company would not have access to funds provided by these warehouse credit facilities. The Company is also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. As of December 31 and June 30, 2002, these restricted cash accounts totaled $267.4 million and $29.4 million, respectively.

NOTE 7 — SECURITIZATION NOTES PAYABLE

The Company has changed the structure of its securitization transactions to no longer meet the criteria for sale of finance receivables. Accordingly, following a securitization, the finance receivables and related securitization notes payable remain on the consolidated balance sheet.

Securitization transactions structured as secured financings are as follows (dollars in millions):

Transaction	Date	Original Amount	Original Weighted Average Interest Rate	Balance at December 31, 2002

2002-EM	October 2002	$1,700.0	3.2%	$1,654.8
C2002-1 Canada (a)	November 2002	137.0	5.5%	137.6

		$1,837.0		$1,792.4

(a)	Amounts do not include the $19.0 million of asset-backed securities issued that were retained by the Company.

NOTE 8 — SENIOR NOTES

In July 2002, the Company used a portion of the proceeds from the issuance of $175.0 million 9.25% senior notes due in May 2009 to redeem the remaining $39.6 million 9.25% senior notes due in May 2004.

NOTE 9 — COMMON STOCK

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $481.0 million. The Company intends to use the proceeds from the secondary offering for initial credit enhancement deposits in securitization transactions as well as for other working capital needs and general corporate purposes.

NOTE 10 — WARRANTS

Agreements with FSA, an insurer of certain of the Company’s securitization transactions, provide for an increase in credit enhancement requirements when specified delinquency ratios or other portfolio performance measures are exceeded. In September 2002, the Company entered into an agreement with FSA to raise the specified delinquency levels through and including the March 2003 distribution date. In consideration for this agreement, the Company issued to FSA five-year warrants to purchase 1,287,691 shares of the Company’s common stock at $9.00 per share. The Company recorded interest expense of $6.6 million related to this agreement.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2002	2001

Interest costs (none capitalized)	$79,275	$65,335
Income taxes	110,286	40,097

During the six months ended December 31, 2002 and 2001, the Company entered into capital lease agreements for property and equipment of $11.2 million and $18.5 million, respectively.

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2002, the Company had interest rate swap agreements with underlying notional amounts of $2,173.0 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $81.5 million and $66.9 million as of December 31 and June 30, 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the three and six month periods ended December 31, 2002. The Company estimates approximately $42.0 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the derivative financial instruments exceeds an agreed upon amount. As of December 31 and June 30, 2002, these restricted cash accounts totaled $56.5 million and are included in other assets on the consolidated balance sheets.

NOTE 13 — EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Weighted average shares outstanding	153,001,207	84,546,353	119,420,462	84,217,345
Incremental shares resulting from assumed conversions:
Stock options		4,123,561	604,337	5,036,061
Warrants			7,398

		4,123,561	611,735	5,036,061

Weighted average shares and assumed incremental shares	153,001,207	88,669,914	120,032,197	89,253,406

Net (loss) income	$(44,696)	$80,596	$25,524	$159,333

(Loss) earnings per share:
Basic	$(0.29)	$0.95	$0.21	$1.89

Diluted	$(0.29)	$0.91	$0.21	$1.79

Basic (loss) earnings per share have been computed by dividing net (loss) income by weighted average shares outstanding.

Diluted (loss) earnings per share have been computed by dividing net (loss) income by the weighted average shares and assumed incremental shares. Assumed incremental shares were computed using the treasury stock method. The average common stock market price for the period was used to determine the number of incremental shares.

Options to purchase approximately 15.6 million and 1.6 million shares of common stock were outstanding at December 31, 2002 and 2001, respectively, but were not included in the computation of diluted (loss) earnings per share because the option exercise price was greater than the average market price of the common shares or a net loss was incurred during the period and, therefore, the effect of including these options would be antidilutive.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E tranches of the asset-backed securities issued in its 2000-1, 2001-1 and 2002-1 securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $51.2 million and $78.3 million at December 31 and June 30, 2002, respectively. Subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheet to reflect estimates of future cash flows for settlement of the guarantees.

The Company also guarantees the payment of outstanding debt under one of its Canadian warehouse facilities. As of December 31, 2002, there were no outstanding borrowings under the facility.

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (see Note 15). As of December 31, 2002, the carrying value of the senior notes was $379.7 million.

The Company guarantees the principal and interest payments under the synthetic lease financing agreement. As of December 31, 2002, the amount of net outstanding debt under this synthetic lease financing agreement was $29.4 million. If the Company were required to perform under this guarantee, the Company believes it would be able to recover the amount paid under the guarantee by selling the property. Neither the property, the outstanding debt incurred to acquire and construct the property nor the guarantee is recorded on the Company’s consolidated balance sheets.

Additionally, the Company and its primary operating subsidiary, AmeriCredit Financial Services, Inc., guarantee the payment of principal and interest under a construction loan for one of the Company’s loan servicing centers. As of December 31, 2002, the amount of outstanding debt under this loan was $24.7 million and is reflected as a liability on the Company’s consolidated balance sheets.

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

Following the Company’s earnings announcement on January 16, 2003, several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These lawsuits, which seek class action status, all contend that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flow, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied at all times with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, these lawsuits are without merit and the Company intends to vigorously defend against them.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. In the opinion of management, the resolution of the litigation pending or threatened against the Company, including the proceedings specifically described in this section, will not have a material affect on the Company’s financial condition, results of operations or cash flows.

NOTE 15 — GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Cash and cash equivalents		$208,580	$7,246		$215,826
Finance receivables, net		529,136	3,250,512		3,779,648
Interest-only receivables from Trusts		1,054	355,751		356,805
Investments in Trust receivables		20,719	770,624		791,343
Restricted cash—gain on sale Trusts		2,805	353,333		356,138
Restricted cash—securitization notes payable		3,499	54,384		57,883
Restricted cash—warehouse credit facilities			267,377		267,377
Property and equipment, net	$349	120,971			121,320
Other assets	9,324	260,713	73,644		343,681
Due (to) from affiliates	1,324,385	(4,844,772)	3,520,387
Investment in affiliates	944,772	4,907,226	37,393	$(5,889,391)

Total assets	$2,278,830	$1,209,931	$8,690,651	$(5,889,391)	$6,290,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,750,000		$1,750,000
Securitization notes payable			1,811,416	$(19,017)	1,792,399
Senior notes	$379,668				379,668
Other notes payable	66,882	$2,801			69,683
Funding payable		121,191	1,087		122,278
Accrued taxes and expenses	22,955	132,794	7,461		163,210
Derivative financial instruments		88,020			88,020
Deferred income taxes	(81,315)	(38,507)	153,945		34,123

Total liabilities	388,190	306,299	3,723,909	(19,017)	4,399,381

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,063,852	26,237	3,739,421	(3,765,658)	1,063,852
Accumulated other comprehensive (loss) income	(15,996)	(59,794)	44,166	15,628	(15,996)
Retained earnings	857,970	899,470	1,090,989	(1,990,459)	857,970

	1,907,429	903,632	4,966,742	(5,870,374)	1,907,429
Treasury stock	(16,789)				(16,789)

Total shareholders’ equity	1,890,640	903,632	4,966,742	(5,870,374)	1,890,640

Total liabilities and shareholders’ equity	$2,278,830	$1,209,931	$8,690,651	$(5,889,391)	$6,290,021

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non— Guarantors	Eliminations	Consolidated

ASSETS

Cash and cash equivalents		$90,806	$28,639		$119,445
Receivables held for sale, net		430,573	1,767,818		2,198,391
Interest-only receivables from Trusts		7,828	506,669		514,497
Investments in Trust receivables		15,609	675,456		691,065
Restricted cash—gain on sale Trusts		2,906	340,664		343,570
Restricted cash—warehouse credit facilities			29,383		29,383
Property and equipment, net	$349	120,156			120,505
Other assets	16,748	173,383	17,944		208,075
Due (to) from affiliates	985,354	(2,751,456)	1,766,102
Investment in affiliates	966,339	3,181,643	21,269	$(4,169,251)

Total assets	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,751,974		$1,751,974
Senior notes	$418,074				418,074
Other notes payable	63,569	$3,242			66,811
Funding payable		126,091	802		126,893
Accrued taxes and expenses	39,925	151,106	3,229		194,260
Derivative financial instruments		85,922			85,922
Deferred income taxes	14,906	20,062	113,713		148,681

Total liabilities	536,474	386,423	1,869,718		2,792,615

Shareholders’ equity:
Common stock	917	32,779	83,408	$(116,187)	917
Additional paid-in capital	573,956	26,237	2,126,942	(2,153,179)	573,956
Accumulated other comprehensive income (loss)	42,797	(40,501)	84,864	(44,363)	42,797
Retained earnings	832,446	866,510	989,012	(1,855,522)	832,446

	1,450,116	885,025	3,284,226	(4,169,251)	1,450,116
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,432,316	885,025	3,284,226	(4,169,251)	1,432,316

Total liabilities and shareholders’ equity	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

AmeriCredit Corp.

Consolidating Income Statement

Six Months Ended December 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$45,022	$179,550		$224,572
Servicing fee income		187,590	(55,729)		131,861
Gain on sale of receivables		1,737	130,347		132,084
Other income	$23,964	359,176	814,698	$(1,187,205)	10,633
Equity in income of affiliates	30,346	104,591		(134,937)

	54,310	698,116	1,068,866	(1,322,142)	499,150

Costs and expenses
Operating expenses	5,000	207,321	12,747		225,068
Provision for loan losses		78,276	74,400		152,676
Interest expense	26,804	424,401	815,903	(1,187,205)	79,903

	31,804	709,998	903,050	(1,187,205)	457,647

Income (loss) before income taxes	22,506	(11,882)	165,816	(134,937)	41,503
Income tax (benefit) provision	(3,018)	(44,842)	63,839		15,979

Net income	$25,524	$32,960	$101,977	$(134,937)	$25,524

AmeriCredit Corp.

Consolidating Income Statement

Six Months Ended December 31, 2001

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non— Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$45,340	$131,484		$176,824
Servicing fee income		134,339	45,467		179,806
Gain on sale of receivables		15,354	186,266		201,620
Other income	$22,526	266,318	159,061	$(441,655)	6,250
Equity in income of affiliates	160,985	173,731		(334,716)

	183,511	635,082	522,278	(776,371)	564,500

Costs and expenses
Operating expenses	5,026	190,985	11,755		207,766
Provision for loan losses		5,209	26,300		31,509
Interest expense	20,187	285,882	201,733	(441,655)	66,147

	25,213	482,076	239,788	(441,655)	305,422

Income before income taxes	158,298	153,006	282,490	(334,716)	259,078
Income tax (benefit) provision	(1,035)	(7,979)	108,759		99,745

Net income	$159,333	$160,985	$173,731	$(334,716)	$159,333

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non— Guarantors	Eliminations		Consolidated

Cash flows from operating activities:
Net income		$25,524	$32,960	$101,977		$(134,937)	$25,524
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,015	13,233	7,288			22,536
Provision for loan losses			78,276	74,400			152,676
Deferred income taxes		(95,487)	(47,412)	63,838			(79,061)
Accretion of present value discount			4,706	(67,561)			(62,855)
Impairment of credit enhancement assets				91,834			91,834
Non-cash gain on sale of receivables			160	(124,991)			(124,831)
Other		3,932	347	(39)			4,240
Distributions from Trusts			(27,180)	138,298			111,118
Initial deposits to credit enhancement assets				(58,101)			(58,101)
Equity in income of affiliates		(30,346)	(104,591)			134,937
Changes in assets and liabilities:
Other assets		1,088	(18,719)	1,082			(16,549)
Accrued taxes and expenses		(14,835)	(18,102)	4,242			(28,695)
Purchases of receivables held for sale			(647,647)	(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928	66,442			74,370
Net proceeds from sale of receivables			2,513,384	2,495,353		(2,513,384)	2,495,353

Net cash used by operating activities		(108,109)	1,787,343	280,678			1,959,912

Cash flows from investing activities:
Purchases of receivables			(3,804,650)	(1,734,691)		1,734,691	(3,804,650)
Principal collections and recoveries on receivables			12,332	131,540			143,872
Net proceeds from sale of receivables			1,734,691			(1,734,691)
Purchases of property and equipment			(2,333)				(2,333)
Change in restricted cash—securitization notes payable			(3,529)	(54,384)			(57,913)
Change in restricted cash—warehouse credit facilities				(237,994)			(237,994)
Change in other assets			(73,456)	(51,308)			(124,764)
Net change in investment in affiliates		(3,758)	(1,624,129)	(16,126)		1,644,013

Net cash (used) provided by investing activities		(3,758)	(3,761,074)	(1,962,963)		1,644,013	(4,083,782)

Cash flows from financing activities:
Net change in warehouse credit facilities				(1,465)			(1,465)
Issuance of securitization notes				1,856,612		(19,021)	1,837,591
Payments on securitization notes				(45,132)			(45,132)
Senior note swap settlement		9,700					9,700
Retirement of senior notes		(39,631)					(39,631)
Debt issuance costs		(679)	(234)	(12,770)			(13,683)
Net change in notes payable		(7,896)	(330)				(8,226)
Net proceeds from issuance of common stock		481,317	4,940	1,621,237		(1,626,177)	481,317
Net change in due (to) from affiliates		(327,822)	2,087,376	(1,757,581)		(1,973)

Net cash provided by financing activities		114,989	2,091,752	1,660,901		(1,647,171)	2,220,471

Net increase (decrease) in cash and cash equivalents		3,122	118,021	(21,384)		(3,158)	96,601
Effect of Canadian exchange rate changes on cash and cash equivalents		(3,122)	(247)	(9)		3,158	(220)
Cash and cash equivalents at beginning of period			90,806	28,639			119,445

Cash and cash equivalents at end of period	$		$208,580	$7,246	$		$215,826

AmeriCredit Corp.

Consolidating Statement of Cash Flow

Six Months Ended December 31, 2001

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non— Guarantors	Eliminations		Consolidated

Cash flow from operating activities:
Net income		$159,333	$160,985	$173,731		$(334,716)	$159,333

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,606	11,923	2,940			16,469
Provision for loan losses			5,209	26,300			31,509
Deferred income taxes		(85,604)	2,448	98,334			15,178
Accretion of present value discount				(70,235)			(70,235)
Impairment of credit enhancement assets				13,969			13,969
Non-cash gain on sale of receivables				(189,537)			(189,537)
Distributions from Trusts				127,863			127,863
Initial deposits to credit enhancement assets				(255,500)			(255,500)
Equity in income of affiliates		(160,985)	(173,731)			334,716
Changes in assets and liabilities:
Other assets		(485)	(25,382)	(3,598)			(29,465)
Accrued taxes and expenses		42,760	2,143	(1,678)			43,225
Purchase of receivables held for sale			(4,072,045)	(4,161,160)		4,161,160	(4,072,045)
Principal collections and recoveries on receivables held for sale			(1,697)	119,592			117,895
Net proceeds from sale of receivables			4,161,160	3,578,594		(4,161,160)	3,578,594

Net cash (used) provided by operating activities		(43,375)	71,013	(540,385)			(512,747)

Cash flows from investing activities:
Purchases of property and equipment			(24,839)				(24,839)
Change in restricted cash—warehouse credit facilities				(28,081)			(28,081)
Change in other assets			(37,597)	(8,737)			(46,334)
Net change in investment in affiliates		(5,844)	(493,688)	(5,170)		504,702

Net cash used by investing activities		(5,844)	(556,124)	(41,988)		504,702	(99,254)

Cash flows from financing activities:
Net change in warehouse credit facilities			56,878	371,777			428,655
Borrowings under credit enhancement facility				182,500			182,500
Debt issuance costs		(168)		(2,689)			(2,857)
Net change in notes payable		10,951					10,951
Net proceeds from issuance of common stock		11,245	(12,460)	517,162		(504,702)	11,245
Net change in due (to) from affiliates		25,306	472,756	(498,062)

Net cash provided by financing activities		47,334	517,174	570,688		(504,702)	630,494

Net increase (decrease) in cash and cash equivalents		(1,885)	32,063	(11,685)			18,493
Effect of Canadian exchange rate changes on cash and cash equivalents		1,885	(1,922)				(37)
Cash and cash equivalents at beginning of period			58,954	18,099			77,053

Cash and cash equivalents at end of period	$		$89,095	$6,414	$		$95,509

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company generates revenue and cash flows primarily from finance charge income earned on finance receivables held on its balance sheet and from servicing securitized finance receivables accounted for as a sale. The Company purchases auto finance receivables from franchised and select independent automobile dealerships and, to a lesser extent, makes auto loans directly to consumers. As used herein, “loans” include auto finance receivables originated by dealers and purchased by the Company as well as extensions of credit made directly by the Company to consumer borrowers. To fund the acquisition of finance receivables prior to securitization, the Company utilizes borrowings under its warehouse credit facilities. The Company earns finance charge income on the finance receivables and pays interest expense on borrowings under its warehouse credit facilities.

The Company periodically transfers receivables to securitization trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, the Company recognized a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted delinquency or net loss ratios are exceeded (see Liquidity and Capital Resources section). In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees such as late charges as servicer for those Trusts.

The Company has changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheet. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s December 2002 results of operations compared to its historical results because there is no gain on sale of receivables in the quarter ended December 31, 2002. Historical results may not be indicative of the Company’s future results.

RECENT DEVELOPMENTS

On February 12, 2003, the Company announced an operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan includes a decrease in loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. A restructuring charge of $40.0 million to $50.0 million is expected to be incurred in the March 2003 quarter in connection with the plan. Subject to continued access to the securitization markets, the Company believes that it has sufficient liquidity to operate under its new plan through calendar 2003.

Attached to this filing on Form 10-Q, as exhibit 99.2, is a press release dated February 12, 2003, announcing the Company’s operating plan.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates, and those differences may be material. The accounting estimates that the Company believes are the most critical to understanding and evaluating the Company’s reported financial results include the following:

Gain on sale of receivables

The Company periodically transfers receivables to Trusts that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, the Company recognized a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company has made assumptions in order to determine the present value of the estimated future excess cash flows to be generated by the pool of receivables sold. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions could produce different financial results.

Fair value measurements

Certain of the Company’s assets, including the Company’s derivative financial instruments and credit enhancement assets related to gain on sale Trusts, are recorded at fair value. Fair values for derivative financial instruments are based on third-party quoted market prices, where possible. However, market prices are not readily available for the Company’s credit enhancement assets and, accordingly, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and a change in the accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of operations.

Allowance for loan losses

The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable. As of December 31, 2002, the Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 as compared to Three Months Ended December 31, 2001

Revenue:

The Company’s average managed receivables outstanding consisted of the following (in thousands):

	Three Months Ended December 31,
	2002	2001

On book	$3,136,066	$1,653,046
Serviced	12,930,404	10,232,783

	$16,066,470	$11,885,829

Average managed receivables outstanding increased by 35% as a result of the purchase of loans in excess of collections and charge-offs. The Company purchased $1,887.0 million of auto loans during the three months ended December 31, 2002, compared to purchases of $2,035.7 million during the three months ended December 31, 2001. This decrease resulted from a reduction of the Company’s branch network in November 2002 offset by a slight increase in loan production at branches open during both periods. Loan purchases at branch offices opened prior to December 31, 2000, were 2% higher for the twelve months ended December 31, 2002, versus the twelve months ended December 31, 2001. The Company operated 232 auto lending branch offices as of December 31, 2002, compared to 254 as of December 31, 2001.

The average new loan size was $16,706 for the three months ended December 31, 2002, compared to $16,322 for the three months ended December 31, 2001. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2002, was 16.6%, compared to 17.7% during the three months ended December 31, 2001. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 67% to $133.9 million for the three months ended December 31, 2002, from $80.0 million for the three months ended December 31, 2001. Finance charge income was higher due to an increase in average on book receivables that resulted primarily from the Company’s decision to change the structure of securitization transactions to no longer meet the criteria for sales of finance receivables. The Company’s effective yield on its on book finance receivables decreased to 16.9% for the three months ended December 31, 2002, from 19.2% for the three months ended December 31, 2001. The effective yield decreased due to lower loan pricing.

In the three months ended December 31, 2002, the Company’s securitization transactions were structured as secured financings. Therefore, no gain on sale was recorded for finance receivables securitized. The gain on sale of receivables was $108.7 million, or 5.6% of receivables securitized, for the three months ended December 31, 2001.

Significant assumptions used in determining the gain on sale of receivables for the three months ended December 31, 2001, were as follows:

Cumulative credit losses (including unrealized gains at time of sale)	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%
Investments in Trust receivables	9.8%
Restricted cash	9.8%

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

Servicing fee income decreased to $23.8 million, or 0.7% of average serviced auto receivables, for the three months ended December 31, 2002, compared to $94.6 million, or 3.7% of average serviced auto receivables, for the three months ended December 31, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the

Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $72.9 million and $7.6 million for the three months ended December 31, 2002 and 2001, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future cash distributions from securitization trusts. The expected delay in cash distributions from FSA insured securitizations reduces the present value of such cash distributions and results in further other-than-temporary impairments.

Costs and Expenses:

Operating expenses increased to $109.2 million for the three months ended December 31, 2002, from $108.4 million for the three months ended December 31, 2001. As an annualized percentage of average managed receivables outstanding, operating expenses decreased to 2.7% for the three months ended December 31, 2002, compared to 3.6% for the three months ended December 31, 2001. The ratio improved as a result of economies of scale realized from a growing receivables portfolio when compared to the three months ended December 31, 2001, and automation of loan origination, processing and servicing functions. The slight increase in operating expenses resulted primarily from a $6.9 million charge incurred by the Company related to its November 2002 reduction in workforce. The Company eliminated approximately 6.5% of its workforce to align the Company’s cost structure with planned lower loan origination growth. The charge was offset by operating expense savings subsequent to the reduction in workforce.

The provision for loan losses increased to $86.9 million for the three months ended December 31, 2002, from $16.7 million for the three months ended December 31, 2001. As an annualized percentage of average on book finance receivables, the provision for loan losses was 11.0% and 4.0% for the three months ended December 31, 2002 and 2001, respectively. Approximately $55.3 million of the increase in the provision for loan losses is due to the Company’s new securitization transaction structure that results in the securitization being accounted for as a secured financing. Under this new structure, finance receivables remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables are provided for as a charge to operations. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will increase the amount charged-off per loan.

Interest expense increased to $39.9 million for the three months ended December 31, 2002, from $30.6 million for the three months ended December 31, 2001, due to higher debt levels. Average debt outstanding was $3,482.3 million and $2,260.4 million for the three months ended December 31, 2002 and 2001, respectively. The increase in average debt outstanding reflects the accounting for securitization transactions subsequent to September 30, 2002, as secured financings. The Company’s effective rate of interest paid on its debt decreased to 4.5% from 5.4% as a result of lower short-term market interest rates.

The Company’s effective income tax rate was 38.5% for the three months ended December 31, 2002 and 2001.

Other Comprehensive Loss:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended December 31,
	2002	2001

Unrealized (losses) gains on credit enhancement assets	$(75,984)	$19,146
Unrealized (losses) gains on cash flow hedges	(5,173)	8,014
Canadian currency translation adjustment	305	(421)
Income tax benefit (expense)	31,245	(10,456)

	$(49,607)	$16,283

Credit Enhancement Assets

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended December 31,
	2002	2001

Unrealized gains at time of sale		$15,039
Unrealized holding (losses) gains related to changes in credit loss assumptions	$(61,117)	12,773
Unrealized holding losses related to changes in interest rates	(511)	(5,268)
Net reclassification of unrealized gains into earnings	(14,356)	(3,398)

	$(75,984)	$19,146

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold. No unrealized gain at time of sale was recorded for the three months ended December 31, 2002, due to the change in the structure of securitization transactions entered into subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized holding gains or losses in other comprehensive (loss) income until realized, or, in the case of unrealized holding losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.7% to 13.6% as of December 31, 2002, from a range of 11.1% to 12.5% as of September 30, 2002, which, together with the expected delay in cash distributions from FSA insured securitizations, caused an other-than-temporary impairment charge of $72.9 million and an unrealized holding loss of $61.1 million for the three months ended December 31, 2002. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy during the three months ended December 31, 2002. Unrealized holding gains of $12.8 million for the three months ended December 31, 2001, resulted from a decline in cumulative credit loss assumptions for certain securitization Trusts where actual credit performance was better than expected.

Unrealized holding losses related to changes in interest rates of $0.5 million and $5.3 million for the three months ended December 31, 2002 and 2001, respectively, resulted primarily from a decrease in estimated future cash flows from the Trusts due to lower interest income earned on the investment of restricted cash and collections accounts. The lower earnings were partially offset by a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $14.4 million and $3.4 million were reclassified into earnings during the three months ended December 31, 2002 and 2001, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $14.4 million of net unrealized gain recognized during the period is $13.9 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized losses on cash flow hedges were $5.2 million for the three months ended December 31, 2002, compared to unrealized gains of $8.0 million for the three months ended December 31, 2001. Expectations that short-term market interest rates will remain lower for an extended period of time during the three months ended December 31, 2002, resulted in an increase in the liability related to the Company’s interest rate swap agreements. Unrealized losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $13.9 million for the three months ended December 31, 2002.

Net Margin:

Net margin is the difference between finance charge, fee and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001

Finance charge, fee and other income	$139,556	$83,404
Funding costs	(39,884)	(30,557)

Net margin	$99,672	$52,847

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including on book receivables and serviced receivables. The Company has historically securitized its receivables and, prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges and fees would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001

Finance charge, fee and other income	$704,516	$552,961
Funding costs	(195,011)	(188,309)

Net margin	$509,505	$364,652

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Three Months Ended December 31,
	2002	2001

Finance charge, fee and other income	17.4%	18.5%
Funding costs	(4.8)	(6.3)

Net margin as a percentage of average managed finance receivables	12.6%	12.2%

Average managed finance receivables	$16,066,470	$11,885,829

Net margin as a percentage of average managed finance receivables increased for the three months ended December 31, 2002, compared to the three months ended December 31, 2001, as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

Six Months Ended December 31, 2002 as compared to Six Months Ended December 31, 2001

Revenue:

The Company’s average managed receivables outstanding consisted of the following (in thousands):

	Six Months Ended December 31,
	2002	2001

On book	$2,547,350	$1,808,214
Serviced	13,134,949	9,513,853

	$15,682,299	$11,322,067

Average managed receivables outstanding increased by 39% as a result of the purchase of loans in excess of collections and charge-offs. The Company purchased $4,306.1 million of auto loans during the six months ended December 31, 2002, compared to purchases of $4,070.9 million during the six months ended December 31, 2001.

The average new loan size was $16,724 for the six months ended December 31, 2002, compared to $16,290 for the six months ended December 31, 2001. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2002, was 17.0%, compared to 17.9% during the six months ended December 31, 2001. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 27% to $224.6 million for the six months ended December 31, 2002, from $176.8 million for the six months ended December 31, 2001. Finance charge income was higher due to an increase in average on book receivables that resulted primarily from the Company’s decision to change the structure of securitization transactions to no longer meet the criteria for sales of finance receivables. The Company’s effective yield on its on book finance receivables decreased to 17.5% for the six months ended December 31, 2002, from 19.4% for the six months ended December 31, 2001. The effective yield decreased due to lower loan pricing.

The gain on sale of receivables decreased by 34% to $132.1 million for the six months ended December 31, 2002, from $201.6 million for the six months ended December 31, 2001. The decrease in gain on sale of receivables resulted from the Company’s decision to structure securitization transactions closed subsequent to September 30, 2002, as secured financings. During the six months ended December 31, 2002, $2,507.9 million of finance receivables securitized were accounted for as sales of receivables as compared to $3,650.0 million during the six months ended December 31, 2001. The gain as a percentage of the receivables securitized in gain on sale Trusts remained relatively stable at 5.3% for the six months ended December 31, 2002, as compared to 5.5% for the six months ended December 31, 2001.

Significant assumptions used in determining the gain on sale of receivables were as follows:

	Six Months Ended December 31,
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

Servicing fee income decreased to $131.9 million, or 2.0% of average serviced auto receivables, for the six months ended December 31, 2002, compared to $179.8 million, or 3.7% of average serviced auto receivables, for the six months ended December 31, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $91.8 million and $14.0 million for the six months ended December 31, 2002 and 2001, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future cash distributions from securitization trusts. The expected delay in cash distributions from FSA insured securitizations reduces the present value of such cash distributions and results in further other-than-temporary impairment.

Costs and Expenses:

Operating expenses increased to $225.1 million for the six months ended December 31, 2002, from $207.8 million for the six months ended December 31, 2001. As an annualized percentage of average managed receivables outstanding, operating expenses decreased to 2.8% for the six months ended December 31, 2002, compared to 3.6% for the six months ended December 31, 2001. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $17.3 million, or 8%, primarily due to a $6.9 million charge related to a 6.5% reduction in the Company’s workforce during the month of November 2002.

The provision for loan losses increased to $152.7 million for the six months ended December 31, 2002, from $31.5 million for the six months ended December 31, 2001. As an annualized percentage of average on book finance receivables, the provision for loan losses was 11.9% and 3.5% for the six months ended December 31, 2002 and 2001, respectively. Approximately $101.3 million of the increase in the provision for loan losses is due to the Company’s new securitization transaction structure that results in the securitization being accounted for as a secured financing. Under this new structure, finance receivables remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables are provided for as a charge to operations. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will increase the amount charged-off per loan.

Interest expense increased to $79.9 million for the six months ended December 31, 2002, from $66.1 million for the six months ended December 31, 2001, due to higher debt levels. Average debt outstanding was $3,141.4 million and $2,257.1 million for the six months ended December 31, 2002 and 2001, respectively. The increase in average debt outstanding reflects the accounting for securitization transactions subsequent to September 30, 2002, as secured financings. The Company’s effective rate of interest paid on its debt decreased to 5.0% from 5.8% as a result of lower short-term market interest rates.

The Company’s effective income tax rate was 38.5% for the six months ended December 31, 2002 and 2001.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Six Months Ended December 31,
	2002	2001

Unrealized (losses) gains on credit enhancement assets	$(75,889)	$978
Unrealized losses on cash flow hedges	(14,635)	(23,543)
Canadian currency translation adjustment	(3,121)	(2,061)
Income tax benefit	34,851	8,688

	$(58,794)	$(15,938)

Credit Enhancement Assets

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Six Months Ended December 31,
	2002	2001

Unrealized gains at time of sale	$11,091	$25,105
Unrealized holding losses related to changes in credit loss assumptions	(60,481)	(6,140)
Unrealized holding gains (losses) related to changes in interest rates	646	(11,664)
Net reclassification of unrealized gains into earnings	(27,145)	(6,323)

	$(75,889)	$978

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold. Unrealized gains at time of sale were lower for the six months ended December 31, 2002, as compared to the six months ended December 31, 2001, due to the change in the structure of securitization transactions entered into subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized holding gains or losses in other comprehensive (loss) income until realized, or, in the case of unrealized holding losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.7% to 13.6% as of December 31, 2002, from a range of 10.4% to 12.7% as of June 30, 2002, which, together with the expected delay in cash distributions from FSA insured securitizations, caused an other-than-temporary impairment charge of $91.8 million and an unrealized holding loss of $60.5 million for the six months ended December 31, 2002. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy during the six months ended December 31, 2002. Unrealized holding losses of $6.1 million for the six months ended December 31, 2001, resulted from an increase in cumulative credit loss assumptions for certain securitization Trusts due to expectations of a general decline in the economy.

Unrealized holding gains related to changes in interest rates of $0.6 million for the six months ended December 31, 2002, resulted primarily from an increase in estimated future cash flows from the Trusts due to lower interest rates payable to investors on the floating rate tranches of securitization transactions. Unrealized holding losses related to changes in interest rates of $11.7 million for the six months ended December 31, 2001, resulted primarily from a decrease in estimated future cash flows from the Trusts due to lower interest income earned on the investment of restricted cash and collections accounts. The lower earnings were partially offset by a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $27.1 million and $6.3 million were reclassified into earnings during the six months ended December 31, 2002 and 2001, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $27.1 million of net unrealized gain recognized during the period is $20.6 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized losses on cash flow hedges were $14.6 million for the six months ended December 31, 2002, compared to $23.5 million for the six months ended December 31, 2001. Expectations that short-term market interest rates will remain lower for an extended period of time during the six months ended December 31, 2002 and 2001, resulted in an increase in the liability related to the Company’s interest rate swap agreements. Unrealized losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $20.6 million for the six months ended December 31, 2002.

Net Margin:

Net margin is the difference between finance charge, fee and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Six Months Ended December 31,
	2002	2001

Finance charge, fee and other income	$235,205	$183,074
Funding costs	(79,903)	(66,147)

Net margin	$155,302	$116,927

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including on book receivables and serviced receivables. The Company has historically securitized its receivables and, prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges and fees would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Six Months Ended December 31,
	2002	2001

Finance charge, fee and other income	$1,391,244	$1,065,505
Funding costs	(397,001)	(367,801)

Net margin	$994,243	$697,704

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Six Months Ended December 31,
	2002	2001

Finance charge, fee and other income	17.6%	18.7%
Funding costs	(5.0)	(6.5)

Net margin as a percentage of average managed finance receivables	12.6%	12.2%

Average managed finance receivables	$15,682,299	$11,322,067

Net margin as a percentage of average managed finance receivables increased for the six months ended December 31, 2002, compared to the six months ended December 31, 2001, as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Finance receivables on the Company’s balance sheets include receivables purchased but not yet securitized and receivables securitized by the Company after September 30, 2002. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses on finance receivables at December 31, 2002. Finance receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

Prior to October 1, 2002, the Company periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the Company’s balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the Company’s original estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2002
	On Book	Serviced		Total Managed

Principal amount of receivables	$3,998,081	$12,210,492		$16,208,573

Nonaccretable acquisition fees	(75,350)			(75,350)
Allowance for loan losses	(143,083)	(1,347,496	)(a)	(1,490,579)

Receivables, net	$3,779,648

Number of outstanding contracts	267,283	957,653		1,224,936

Average principal amount of outstanding contract (in dollars)	$14,958	$12,750		$13,232

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.5%	11.0%		9.7%

(a)	The allowance for loan losses related to serviced finance receivables is factored into the valuation of interest-only receivables from Trusts on the Company’s consolidated balance sheets. Assumptions for cumulative credit losses are added and charge-offs of receivables that have been sold to Trusts reduce the allowance for loan losses.

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

	December 31, 2002
	On Book		Serviced		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent

Delinquent contracts:
31 to 60 days	$147,513	3.7%	$1,341,599	11.0%	$1,489,112	9.2%
Greater than 60 days	61,701	1.5	601,038	4.9	662,739	4.1

	209,214	5.2	1,942,637	15.9	2,151,851	13.3
In repossession	16,793	0.4	213,687	1.8	230,480	1.4

	$226,007	5.6%	$2,156,324	17.7%	$2,382,331	14.7%

	December 31, 2001
	On Book		Serviced		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent

Delinquent contracts:
31 to 60 days	$76,357	3.2%	$975,428	9.7%	$1,051,785	8.5%
Greater than 60 days	40,625	1.7	427,062	4.3	467,687	3.8

	116,982	4.9	1,402,490	14.0	1,519,472	12.3
In repossession	17,896	0.8	116,274	1.2	134,170	1.1

	$134,878	5.7%	$1,518,764	15.2%	$1,653,642	13.4%

Delinquencies in the Company’s managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to the Company’s target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Delinquencies on a total managed basis were higher as of December 31, 2002, compared to December 31, 2001, due to continued weakness in the economy, including higher unemployment rates, and, to a lesser extent, an increase in the average age of the Company’s managed receivables portfolio.

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s securitization transactions, limit the number and frequency of deferments that may be granted. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account. Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 6.0% and 5.7% for the three and six months ended December 31, 2002, respectively, and 5.0% and 4.9% for the three and six months ended December 31, 2001, respectively. Of the total amount deferred, on book finance receivables receiving a payment deferral were 1.4% and 1.2% for the three and six months ended December 31, 2002, respectively, and 2.7% and 2.3% for the three and six months ended December 31, 2001, respectively. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

On Book:
Repossession charge-offs	$21,578	$16,755	$41,139	$29,068
Less: Recoveries	(8,492)	(8,373)	(18,610)	(14,770)
Mandatory charge-offs (1)	5,619	5,163	9,772	7,510

Net charge-offs	$18,705	$13,545	$32,301	$21,808

Serviced:
Repossession charge-offs	$256,761	$157,700	$513,235	$293,334
Less: Recoveries	(103,867)	(69,769)	(222,232)	(136,766)
Mandatory charge-offs (1)	65,003	28,436	118,579	55,749

Net charge-offs	$217,897	$116,367	$409,582	$212,317

Total managed:
Repossession charge-offs	$278,339	$174,455	$554,374	$322,402
Less: Recoveries	(112,359)	(78,142)	(240,842)	(151,536)
Mandatory charge-offs (1)	70,622	33,599	128,351	63,259

Net charge-offs	$236,602	$129,912	$441,883	$234,125

Net charge-offs as an annualized percentage of average managed receivables outstanding	5.8%	4.3%	5.6%	4.1%

Net recoveries as a percentage of gross repossession charge-offs	40.4%	44.8%	43.4%	47.0%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs increased for the periods ended December 31, 2002, compared to the periods ended

December 31, 2001, due to continued weakness in the economy, including higher unemployment rates, and due to lower net recoveries on repossessed vehicles. Recoveries as a percentage of repossession charge-offs decreased due to general declines in used car auction values.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of cash have been borrowings under its warehouse credit facilities and transfers of finance receivables to Trusts in securitization transactions. The Company’s primary uses of cash have been purchases of finance receivables and funding credit enhancement requirements for securitization transactions.

The Company used cash of $4,452.3 million and $4,072.0 million for the purchase of finance receivables during the six months ended December 31, 2002 and 2001, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through either the sale of finance receivables or the long-term financing of finance receivables in securitization transactions.

As of December 31, 2002, warehouse credit facilities consisted of the following (in millions):

Maturity	Facility Amount		Advances Outstanding

U.S.:
September 2003 (a)		$250.0
November 2003 (a)		500.0
December 2003 (a)(b)		500.0	$500.0
June 2004 (a)(b)		750.0	750.0
February 2005 (a)(b)		500.0	500.0
March 2005 (a)(c)		2,545.0

		$5,045.0	$1,750.0

Canada:
May 2003 (a)	CDN $	100.0
August 2003 (a)		150.0

	CDN $	250.0

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$380.0 million of this facility matures in March 2003, and the remaining $2,165.0 million matures in March 2005.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of December 31, 2002, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels. Additionally, the Company’s funding agreements that mature in August, September and November 2003 contain default covenants requiring minimum credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Service. In the event of a one-notch downgrade from the Company’s current credit ratings, the Company would not have access to funds provided by these warehouse credit facilities.

Within the next twelve months, $1,789.1 million of the Company’s warehouse credit facilities are up for renewal. In order to realign the Company’s warehouse capacity with lower future loan origination volume, the Company anticipates that certain warehouse facilities will not be renewed. In addition, the Company may negotiate with its credit providers to modify the terms of other facilities that could result in release of some of its existing warehouse capacity. However, the Company believes the capacity available under the remaining warehouse credit facilities will be sufficient to meet the Company’s warehouse funding needs for calendar 2003.

The Company has completed thirty-seven auto receivable securitization transactions through December 31, 2002. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of these transactions is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at December 31, 2002
1999-B	May 1999	$1,000.0	$130.3
1999-C	August 1999	1,000.0	179.4
1999-D	October 1999	900.0	185.6
2000-A	February 2000	1,300.0	320.2
2000-B	May 2000	1,200.0	367.3
2000-C	August 2000	1,100.0	387.0
2000-1	November 2000	495.0	175.5
2000-D	November 2000	600.0	248.5
2001-A	February 2001	1,400.0	621.1
2001-1	April 2001	1,089.0	504.7
2001-B	July 2001	1,850.0	1,044.5
2001-C	September 2001	1,600.0	999.8
2001-D	October 2001	1,800.0	1,156.1
2002-A	February 2002	1,600.0	1,185.6
2002-1	April 2002	990.0	755.4
2002-A Canada(b)	May 2002	145.0	113.8
2002-B	June 2002	1,200.0	1,003.7
2002-C	August 2002	1,300.0	1,148.6
2002-D	September 2002	600.0	545.9
2002-EM	October 2002	1,700.0	1,654.8
C2002-1 Canada(b)(c)	November 2002	137.0	137.6

		$23,006.0	$12,865.4

(a)	Transactions originally totaling $4,845.5 million have been paid off as of December 31, 2002.
(b)	The balance at December 31, 2002, reflects fluctuations in foreign currency translation rates and principal pay downs.
(c)	Amounts do not include the $19.0 million of asset-backed securities issued that were retained by the Company.

Prior to October 1, 2002, the Company structured its securitization transactions to meet the criteria for sales of finance receivables under generally accepted accounting principles in the United States of America. The Company changed the structure of securitization transactions completed subsequent to September 30, 2002, to no longer meet the criteria for sale of finance receivables. This change in securitization structure does not change the Company’s requirement to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and transfers finance receivables in excess of the amount of asset-backed securities issued to create initial overcollateralization. The Company subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thereby creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust’s pool of receivables, excess cash flows are distributed to the Company.

The Company’s initial cash deposit and overcollateralization transfer for its 2002-EM securitization transaction equaled the full credit enhancement amount required by the financial guaranty policy provider. Therefore, excess cash flows from 2002-EM were distributed to the Company beginning the first month after the receivables were securitized. The Company intends to fund only the initial deposit requirement in future securitization transactions rather than funding the full credit enhancement amount as was the case in the 2002-EM transaction.

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities as well as the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. The reinsurance used to reduce the Company’s initial cash deposit has typically been arranged by an insurer of the asset-backed securities. However, outstanding reinsurance commitments of $200.0 million from Financial Security Assurance, Inc. (“FSA”) were cancelled by the Company in January 2003. Accordingly, the Company must provide the required initial credit enhancement deposit in future securitization transactions from its existing capital resources.

The Company had a credit enhancement facility with a financial institution which the Company used to fund a portion of the initial cash deposit for securitization transactions through October 2001, similar to the amount covered by the reinsurance as described above. In June 2002, the Company replaced the credit enhancement facility with a $130.0 million letter of credit from a financial institution. This letter of credit does not represent funded debt and, therefore, is not recorded as debt on the Company’s consolidated balance sheet. A total of $2.5 million was outstanding under this letter of credit as of December 31, 2002.

The Company’s second securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of the Company’s initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance or other alternative credit enhancements described in the preceding paragraphs. In August 2002, the Company entered into a revolving credit enhancement facility that provides for borrowing up to $290.0 million for the financing of bonds rated BBB- and BB- by the rating agencies in connection with subordinated securitization transactions. The Company has not utilized this facility and believes that it is unlikely this facility will be utilized prior to its expiration in August 2003 since current market conditions for execution of a senior subordinated securitization transaction by the Company are unfavorable.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2002	2001

Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash	$50.2	$255.5
Overcollateralization	7.9
Borrowings under credit enhancement facility		182.5
Secured financing Trusts:
Restricted cash	59.2
Overcollateralization	176.4
Distributions from Trusts:
Gain on sale Trusts	111.1	127.9
Secured financing Trusts	27.1

With respect to the Company’s securitization transactions covered by a financial guaranty policy, agreements with the insurers provide that if delinquency, default or net loss ratios in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted ratio was exceeded in any FSA insured securitization and a waiver was not granted by FSA, excess cash flows from all of the Company’s FSA insured securitizations could be used by the insurer to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted ratio was exceeded for an extended period of time in larger or multiple securitizations requiring a greater amount of additional credit enhancement, there would be a material adverse effect on the Company’s liquidity.

The Company believes that it is probable that net loss ratios on certain of its FSA insured securitization Trusts will exceed targeted levels during the March and June 2003 quarters.

As a result of expected seasonal increases in delinquency levels through February 2003 and the prospects for continued economic weakness, the Company believed it was likely that the initially targeted delinquency ratios would have been exceeded in certain of its FSA insured securitizations. Therefore, in September 2002, FSA agreed to revise the targeted delinquency ratios through and including the March 2003 distribution date. As of December 31, 2002, none of the Company’s securitizations had delinquency ratios in excess of the revised targeted levels. The Company anticipates that expected seasonal improvements in delinquency levels after February 2003 should result in the ratios being reduced below applicable initially targeted levels. However, if expected seasonal improvements do not materialize or if there is continued instability or further deterioration in the economy, initially targeted delinquency levels could be exceeded in certain FSA insured securitization Trusts.

The Company does not expect waivers to be granted if targeted net loss or delinquency levels are exceeded and estimates that $100.0 million to $150.0 million of cash otherwise distributable by the Trusts during the remainder of the fiscal year will be used to increase credit enhancement for FSA rather than being released to the Company.

The financing arrangement for one of the Company’s loan servicing centers is structured as a synthetic lease such that the Company is considered to lease the property for accounting purposes but is considered to own the property, subject to the indebtedness incurred to acquire and construct the property, for federal income tax and other purposes. This arrangement provides for rental payments to be made through the amended termination date in February 2003, at which time the Company will be required to purchase the property from the lessor for a purchase price equal to the amount of the outstanding debt. As of December 31, 2002, the amount of net outstanding debt under this lease financing arrangement was $29.4 million. The Company is currently negotiating a sale-leaseback agreement to refinance the obligation due upon the termination of the synthetic lease. If the Company does not execute the sale-leaseback agreement, it will be required to repay the outstanding debt to acquire the loan servicing center.

In January 2003, Standard & Poor’s Rating Services, Fitch Ratings and Moody’s Investors Service downgraded the Company’s credit rating to ‘B+’, ‘B+’ and ‘B1’, respectively. These downgrades resulted in additional postings of $22.5 million to a restricted cash account for the Company’s derivative collateral lines.

On February 12, 2003, the Company announced an operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan includes a decrease in loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. A restructuring charge of $40.0 million to $50.0 million is expected to be incurred in the March 2003 quarter in connection with the plan. Subject to continued access to the securitization markets, the Company believes that it has sufficient liquidity to operate under its new plan through calendar 2003.

The Company believes that it will continue to require the execution of securitization transactions in order to operate under its new plan in calendar 2003. In addition, the Company believes that it must utilize a securitization structure involving the purchase of a financial guaranty insurance policy in order to execute a transaction based on current market conditions. FSA has indicated to the Company that it is unlikely to provide insurance for the Company’s securitizations for the first half of calendar 2003. Accordingly, the Company must seek to purchase financial guaranty insurance policies from other providers. The Company also anticipates that required credit enhancement levels will increase on its future securitization transactions, requiring the use of additional liquidity to support the Company’s securitization program. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that it will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, it would not have sufficient funds to meet its liquidity needs and, in such event, the Company would be required to further revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse affect on the Company’s ability to achieve its business and financial objectives.

INTEREST RATE RISK

Fluctuations in market interest rates impact the Company’s warehouse credit facilities and securitization transactions. The Company’s gross interest rate spread, which is the difference between interest earned on its finance receivables and interest paid, is affected by changes in interest rates as a result of its dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund its purchases of finance receivables.

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s hedging strategy, the Company simultaneously sells a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased and sold is included in other assets and derivative financial instruments on the Company’s consolidated balance sheets.

Securitizations

The interest rate demanded by investors in the Company’s securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. Therefore, securities issued under the Company’s securitization transactions may bear fixed or variable interest rates. The Company utilizes several strategies to minimize the impact of interest rate fluctuations in its gross interest rate margin, including the use of derivative financial instruments, the sale or pledging of auto receivables to securitization trusts and pre-funding of securitization transactions.

The securitization of finance receivables allows the Company to lock in an interest rate on the funding for specific pools of receivables, thereby ensuring a gross interest rate spread throughout the term of the finance receivables. Pre-funding securitizations is the practice of issuing more asset-backed securities than needed to cover finance receivables initially sold or pledged to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional receivables are delivered to the Trust in amounts up to the pre-funded balance held in the escrow account. The use of pre-funded securitizations allows the Company to lock in borrowing costs with respect to the finance receivables subsequently delivered to the Trust. However, the Company incurs an expense in pre-funded securitizations during the period between the initial securitization and the subsequent delivery of finance receivables equal to the difference between the interest earned on the proceeds held in the escrow account and the interest rate paid on the asset-backed securities outstanding.

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various LIBOR and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on these securities to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk if less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancements on its floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. The Company simultaneously sells a corresponding interest rate cap agreement to offset the premium paid to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements sold by the Company is included in derivative financial instruments on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense.

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

Management monitors the Company’s hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that the Company’s strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company’s profitability. All transactions are entered into for purposes other than trading. There have been no material changes in the Company’s interest rate risk exposure since June 30, 2002.

CURRENT ACCOUNTING PROUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and certain costs associated with those activities. SFAS 146 guidance will be applied to costs related to the Company’s revised operating plan.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation clarifies the disclosures required in quarterly and annual financial statements about obligations under certain guarantees issues. FIN 45 also provides guidance on when a guarantor is required to recognize a liability for the obligation taken in issuing the guarantee. The Company does not anticipate that the adoption of this interpretation will have a significant impact on the Company’s financial position or results of operations. This interpretation is effective for guarantees issued or modified after December 15, 2002. The required disclosures are effective for and are included in the Company’s December 31, 2002, quarterly financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends disclosure requirements of SFAS 123 to require disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the adoption of this statement will have any impact on the Company’s financial position or results of operations. This statement is effective for the Company’s March 31, 2003, quarterly financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective beginning with the September 30, 2003 quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The Company does not anticipate that the adoption of this interpretation will have any impact on the Company’s financial position or results of operations as the Company’s securitization transactions accounted for as sales of finance receivables were structured using qualified special purpose entities, which are excluded from the scope of this interpretation.

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements”. Forward-looking statements are those that use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “may”, “will”, “likely”, “should”, “estimate”, “continue”, “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Executive Chairman of the Board (the “Chairman”), Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.

The Chairman, CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within ninety days before the filing date of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Following the Company’s earnings announcement on January 16, 2003, several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These lawsuits, which seek class action status, all contend that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flow, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied at all times with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, these lawsuits are without merit and the Company intends to vigorously defend against them.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. In the opinion of management, the resolution of the litigation pending or threatened against the Company, including the proceedings specifically described in this section, will not have a material affect on the Company’s financial condition, results of operations or cash flows.

Item 2.    CHANGES IN SECURITIES

Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.     OTHER INFORMATION

Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee

10.2	Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee

10.3	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company

10.4	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust

10.5	Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd.

10.6	Supplement No. 2, dated October 15, 2002, to Amended and Restated Indenture dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

10.7	Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated December 18, 2000

10.8	Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN II Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated June 12, 2001

10.9	Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN III Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated February 25, 2002

10.10	Seventh Letter Modification Agreement, dated December 13, 2002, between Wells Fargo Bank Texas, National Association and ACF Investment Corp., to Construction Loan Agreement dated June 29, 2001 (“Loan Agreement”)

10.11	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc.

99.1	Press release dated February 12, 2003, related to revised net loss for the quarter ended December 31, 2002

99.2	Press release dated February 12, 2003, related to revised operating plan to preserve and strengthen liquidity position

(b)	Reports on Form 8-K

A report on Form 8-K was filed with the Commission on October 15, 2002, announcing a $1.7 billion asset-backed securitization. Reports on Form 8-K were filed with the Commission on October 23, 2002, and January 17, 2003, to report the Company’s press releases dated October 18, 2002, announcing first quarter earnings and January 16, 2003, announcing second quarter earnings, respectively.

Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended December 31, 2002, reporting monthly information related to securitization trusts.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.

(Registrant)

Date: February 14, 2003	By:	/S/ DANIEL E. BERCE

(Signature)
Daniel E. Berce Vice Chairman and Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Clifton H. Morris, Jr., Executive Chairman of AmeriCredit Corp. (the “Company”), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002 (the “Report”);

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)	I (i) am responsible for establishing and maintaining disclosure controls and procedures for the Company; (ii) have designed such disclosure controls and procedures to ensure that material information is made known to me, particularly during the period in which the Report was prepared; (iii) have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and (iv) have presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on such evaluation.

(5)	I have disclosed to the Company’s independent accountants and to the Audit Committee of the Board of Directors: (i) any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s independent accountants any material weaknesses in internal controls; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    February 14, 2003

/S/ CLIFTON H. MORRIS, JR.

Clifton H. Morris, Jr. Executive Chairman

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Michael R. Barrington, Vice Chairman, Chief Executive Officer and President of AmeriCredit Corp. (the “Company”), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002 (the “Report”);

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)	I (i) am responsible for establishing and maintaining disclosure controls and procedures for the Company; (ii) have designed such disclosure controls and procedures to ensure that material information is made known to me, particularly during the period in which the Report was prepared; (iii) have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and (iv) have presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on such evaluation.

(5)	I have disclosed to the Company’s independent accountants and to the Audit Committee of the Board of Directors: (i) any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s independent accountants any material weaknesses in internal controls; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    February 14, 2003

/S/ MICHAEL R. BARRINGTON

Michael R. Barrington Vice Chairman, Chief Executive Officer and President

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Daniel E. Berce, Vice Chairman and Chief Financial Officer of AmeriCredit Corp. (the “Company”), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002 (the “Report”);

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)	I (i) am responsible for establishing and maintaining disclosure controls and procedures for the Company; (ii) have designed such disclosure controls and procedures to ensure that material information is made known to me, particularly during the period in which the Report was prepared; (iii) have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and (iv) have presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on such evaluation.

(5)	I have disclosed to the Company’s independent accountants and to the Audit Committee of the Board of Directors: (i) any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s independent accountants any material weaknesses in internal controls; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)	I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    February 14, 2003

/S/ DANIEL E. BERCE

Daniel E. Berce Vice Chairman and Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Clifton H. Morris, Jr., Executive Chairman of AmeriCredit Corp. (the “Company”), do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    February 14, 2003

/S/ CLIFTON H. MORRIS, JR.

Clifton H. Morris, Jr. Executive Chairman

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Michael R. Barrington, Vice Chairman, Chief Executive Officer and President of AmeriCredit Corp. (the “Company”), do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    February 14, 2003

/S/ MICHAEL R. BARRINGTON

Michael R. Barrington Vice Chairman, Chief Executive Officer and President

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Daniel E. Berce, Vice Chairman and Chief Financial Officer of AmeriCredit Corp. (the “Company”), do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    February 14, 2003

/S/ DANIEL E. BERCE

Daniel E. Berce Vice Chairman and Chief Financial Officer