Form 10-Q
period 2003-03-31
AMERICREDIT CORP
filed 2003-05-15
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 156,281,125 shares of common stock, $0.01 par value outstanding as of April 30, 2003.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2003	June 30, 2002
ASSETS
Cash and cash equivalents	$238,133	$92,349
Finance receivables, net	4,742,859	2,198,391
Interest-only receivables from Trusts	375,590	514,497
Investments in Trust receivables	769,492	691,065
Restricted cash—gain on sale Trusts	334,124	343,570
Restricted cash—securitization notes payable	54,688
Restricted cash—warehouse credit facilities	538,561	56,479
Property and equipment, net	130,147	120,505
Other assets	337,725	208,075

Total assets	$7,521,319	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$2,263,547	$1,751,974
Whole loan purchase facility	875,000
Securitization notes payable	1,675,106
Senior notes	379,050	418,074
Other notes payable	65,914	66,811
Funding payable	23,082	126,893
Accrued taxes and expenses	193,534	194,260
Derivative financial instruments	82,962	85,922
Deferred income taxes	50,567	148,681

Total liabilities	5,608,762	2,792,615

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 160,269,486 and 91,716,416 shares issued	1,603	917
Additional paid-in capital	1,062,982	573,956
Accumulated other comprehensive (loss) income	(12,515)	42,797
Retained earnings	872,519	832,446

	1,924,589	1,450,116

Treasury stock, at cost (3,989,361 and 5,899,241 shares)	(12,032)	(17,800)

Total shareholders’ equity	1,912,557	1,432,316

Total liabilities and shareholders’ equity	$7,521,319	$4,224,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue
Finance charge income	$185,857	$82,188	$410,429	$259,012
Servicing fee income	96,646	97,362	228,507	277,168
Gain on sale of receivables		124,112	132,084	325,732
Other income	5,230	3,067	15,863	9,317

	287,733	306,729	786,883	871,229

Costs and expenses
Operating expenses	82,347	107,885	300,516	315,651
Provision for loan losses	77,109	16,739	229,785	48,248
Interest expense	51,550	33,123	131,453	99,270
Restructuring charges	53,071		59,970

	264,077	157,747	721,724	463,169

Income before income taxes	23,656	148,982	65,159	408,060

Income tax provision	9,107	57,358	25,086	157,103

Net income	14,549	91,624	40,073	250,957

Other comprehensive income (loss)
Unrealized losses on credit enhancement assets	(9,071)	(6,807)	(84,960)	(5,829)
Unrealized gains (losses) on cash flow hedges	4,291	27,611	(10,344)	4,068
Canadian currency translation adjustment	6,421	53	3,300	(2,008)
Income tax benefit (provision)	1,841	(8,009)	36,692	679

Other comprehensive income (loss)	3,482	12,848	(55,312)	(3,090)

Comprehensive income (loss)	$18,031	$104,472	$(15,239)	$247,867

Earnings per share
Basic	$0.09	$1.08	$0.31	$2.97

Diluted	$0.09	$1.02	$0.30	$2.81

Weighted average shares outstanding	155,492,651	84,988,165	131,268,991	84,470,535

Weighted average shares and assumed incremental shares	155,494,768	89,509,209	131,677,520	89,334,924

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, Dollars in Thousands)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$40,073	$250,957
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	36,353	27,875
Provision for loan losses	229,785	48,248
Deferred income taxes	(61,008)	26,446
Accretion of present value discount	(89,271)	(121,535)
Impairment of credit enhancement assets	96,738	38,918
Non-cash gain on sale of receivables	(124,831)	(307,752)
Non-cash restructuring charges	38,546
Other	3,860
Distributions from Trusts	144,602	182,826
Initial deposits to credit enhancement assets	(58,101)	(303,500)
Changes in assets and liabilities:
Other assets	3,386	(38,809)
Accrued taxes and expenses	(7,614)	109,415
Purchases of receivables held for sale	(647,647)	(6,494,174)
Principal collections and recoveries on receivables held for sale	74,370	175,365
Net proceeds from sale of receivables	2,495,353	5,919,517

Net cash provided (used) by operating activities	2,174,594	(486,203)

Cash flows from investing activities
Purchases of receivables	(5,223,167)
Principal collections and recoveries on receivables	435,976
Purchases of property and equipment	(38,898)	(14,916)
Change in restricted cash—securitization notes payable	(54,469)
Change in restricted cash—warehouse credit facilities	(482,090)	(10,667)
Change in other assets	(131,714)	(15,991)

Net cash used by investing activities	(5,494,362)	(41,574)

Cash flows from financing activities
Net change in warehouse credit facilities	511,886	388,328
Proceeds from whole loan purchase facility	875,000
Issuance of securitization notes	1,837,591
Payments on securitization notes	(171,720)
Senior notes swap settlement	9,700
Retirement of senior notes	(39,631)
Borrowings under credit enhancement facility		182,500
Debt issuance costs	(23,267)	(16,386)
Net change in notes payable	(14,006)	(12,340)
Net proceeds from issuance of common stock	479,748	15,357

Net cash provided by financing activities	3,465,301	557,459

Net increase in cash and cash equivalents	145,533	29,682
Effect of Canadian exchange rate changes on cash and cash equivalents	251	190

Cash and cash equivalents at beginning of period	92,349	45,016

Cash and cash equivalents at end of period	$238,133	$74,888

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The consolidated financial statements as of March 31, 2003, and for the nine months ended March 31, 2003 and 2002, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation, including the reclassification of: certain cash accounts on the consolidated balance sheets and initial deposits to credit enhancement assets as well as purchases, sales, and principal collections and recoveries on receivables held for sale on the consolidated statements of cash flows. The results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 2—LIQUIDITY

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, default or net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted portfolio performance ratio was exceeded in any Financial Security Assurance, Inc. (“FSA”) insured securitization and a waiver was not granted by FSA, excess cash flows from all of the Company’s FSA-insured securitizations could be used by the insurer to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted portfolio performance ratio was exceeded for an extended period of time in larger or multiple securitizations requiring a greater amount of additional credit enhancement, there would be a material adverse effect on the Company’s liquidity.

In March 2003, the Company exceeded its targeted net loss triggers in three FSA-insured securitization transactions. A waiver was not granted by FSA. Accordingly, $19.0 million of cash generated by FSA-insured securitization transactions otherwise distributable by the Trusts in March 2003 was used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. The Company believes that it is probable that net loss triggers on additional FSA-insured securitization Trusts will exceed targeted levels during calendar 2003 and possible that net loss performance triggers may be exceeded in 2004 on additional FSA-insured securitization Trusts.

The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach net loss triggers and estimates that cash otherwise distributable by the Trusts on FSA-insured securitization transactions will continue to be used to increase credit enhancement for FSA-insured transactions through fiscal 2004 rather than released to the Company.

The prolonged weakness in the economy has resulted in the Company experiencing lower payment rates in late-stage delinquencies. Accordingly, the Company has implemented a more aggressive strategy for repossessing and liquidating these delinquent accounts. The Company anticipates that its new strategy should result in delinquency ratios being maintained below targeted levels. If there is continued instability or further deterioration in the economy, targeted delinquency levels could be exceeded in certain FSA-insured securitization Trusts. However, should targeted delinquency levels be exceeded, there would be further increases in required credit enhancement levels only for securitization transactions that have not yet breached their net loss triggers.

Agreements with the Company’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios which are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured trust were to exceed these additional levels, provisions of the agreements permit the Company’s financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements concerning securitization Trusts in which they issued a financial guaranty insurance policy. Although the Company has never exceeded these additional targeted portfolio performance ratios, nor does it believe that the portfolio will exceed these limits, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trust which exceeds the specified levels in future periods will not be terminated.

In February 2003, the Company implemented an operating plan designed to preserve and strengthen its capital and liquidity position. The plan includes a decrease in targeted loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. Subject to continued access to the whole loan sale and securitization markets, the Company believes that it has sufficient liquidity to operate under its new plan through calendar 2003.

In April 2003, Fitch Ratings downgraded the Company’s credit rating to ‘B’. This downgrade did not have an impact on the Company’s financial or liquidity position.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of March 31, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Within the next twelve months, $950.0 million of the Company’s warehouse credit facilities are up for renewal. In order to realign the Company’s warehouse capacity with lower future loan origination volume, the Company anticipates that certain warehouse facilities will not be renewed or will be cancelled. In accordance with this strategy, the Company intends to repay the facility and exercise its right to cancel its $500.0 million warehouse credit facility that matures in December 2003 during the quarter ending June 30, 2003. The Company believes the capacity available under the remaining warehouse credit facilities will be sufficient to meet the Company’s warehouse funding needs for calendar 2003.

In March 2003, the Company entered into a whole loan purchase facility under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875 million. Under the purchase facility, during a revolving period ending in September 2003, the Company will transfer additional receivables to the special purpose finance subsidiary to replenish the amount of principal amortized and to replace delinquent receivables. Subsequent to the revolving period, the noteholders will determine the ultimate disposition of the receivables; under certain circumstances, the Company has the right, but not the obligation, to repurchase the receivables.

In April 2003, the Company entered into a $1.0 billion securitization transaction involving the purchase of a financial guaranty insurance policy. Initial credit enhancement for this transaction was 10.5% of the original receivable pool balance and credit enhancement levels must reach 18% of the receivable pool balance before cash is distributed to the Company. Initial and targeted required credit enhancement levels are higher than the Company’s prior securitization transactions. The Company believes that additional securitizations completed in calendar 2003 will require these higher credit enhancement levels.

The Company will continue to require the execution of additional securitization or whole loan purchase transactions in order to fund its lending activities through calendar 2003. In addition, the Company believes that it must utilize a securitization structure involving the purchase of a financial guaranty insurance policy in order to execute such securitization transactions based on current market conditions. FSA has indicated to the Company that it is unlikely to provide insurance for the Company’s securitizations for the first half of calendar 2003. Accordingly, the Company will continue to purchase financial guaranty insurance policies from other providers as it did for its April 2003 securitization transaction. There can be no assurance that funding will be available to the Company through the execution of securitization or whole loan purchase transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization or whole loan purchase transactions on a regular basis, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to further revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

NOTE 3—SECURITIZATIONS

Prior to October 1, 2002, the Company structured its securitization transactions to meet the criteria for sales of finance receivables under GAAP and, accordingly, recorded a gain on sale of receivables when it sold auto receivables in a securitization transaction.

The Company has changed the structure of its securitization transactions, beginning with transactions closed subsequent to September 30, 2002, to no longer meet the criteria for sale of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheet. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s results of operations compared to its historical results because no gain on sale was recorded for receivables securitized after September 30, 2002.

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Receivables securitized:
Sold		$2,400,000	$2,507,906	$6,049,997
Secured financing			2,032,287
Net proceeds from securitization:
Sold		2,340,923	2,495,353	5,919,517
Secured financing			1,837,591
Gain on sale of receivables		124,112	132,084	325,732
Servicing fees:
Sold	$75,134	75,995	235,974	199,535
Secured financing	10,494		19,135
Distributions from Trusts:
Sold	33,484	54,963	144,602	182,826
Secured financing	48,385		75,481

The Company retains an interest in the receivables sold in the form of credit enhancement assets. The Company also retains servicing responsibilities for receivables transferred to the Trusts. The Company earns a monthly base servicing fee of 2.25% per annum on the outstanding principal balance of its domestic serviced receivables and supplemental fees (such as late charges) for servicing the receivables sold. The Company believes that servicing fees received on its domestic securitization pools would fairly compensate a substitute servicer should one be required, and, accordingly, the Company records neither a servicing asset nor a servicing liability. The Company recorded a servicing liability related to the servicing of its Canadian securitization pool because it does not receive a monthly servicing fee for its servicing obligations. The servicing liability is included in accrued taxes and expenses on the Company’s consolidated balance sheet. As of March 31, 2003 and June 30, 2002, the Company was servicing $12,662.9 million and $12,500.7 million, respectively, of finance receivables that have been transferred to the Trusts.

NOTE 4—FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2003	June 30, 2002
Finance receivables owned	$3,185,974	$2,261,718
Finance receivables securitized	1,842,757
Less nonaccretable acquisition fees	(98,376)	(40,618)
Less allowance for loan losses	(187,496)	(22,709)

	$4,742,859	$2,198,391

Because of the Company’s decision to change the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables (see Note 3), finance receivables are carried at amortized cost at March 31, 2003. At June 30, 2002, finance receivables were classified as held for sale and carried at the lower of cost or fair value.

Finance receivables securitized represent receivables transferred to the Company’s securitization Trusts in transactions accounted for as secured borrowings. Finance receivables owned includes $2,027.0 million pledged under the Company’s warehouse credit facilities and $999.6 million transferred to the whole loan purchase facility.

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

A summary of the nonaccretable acquisition fees and allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Balance at beginning of period	$218,433	$65,770	$63,327	$52,363
Provision for loan losses	77,109	16,739	229,785	48,248
Nonaccretable acquisition fees	23,026	46,386	102,523	126,334
Allowance related to receivables sold to Trusts		(46,105)	(44,766)	(122,347)
Net charge-offs	(32,696)	(16,579)	(64,997)	(38,387)

Balance at end of period	$285,872	$66,211	$285,872	$66,211

NOTE 5—CREDIT ENHANCEMENT ASSETS

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

Credit enhancement assets consist of the following (in thousands):

	March 31, 2003	June 30, 2002
Gain on sale Trusts:
Interest-only receivables from Trusts	$375,590	$514,497
Investments in Trust receivables	769,492	691,065
Restricted cash	334,124	343,570

	$1,479,206	$1,549,132

Secured financing Trusts:
Restricted cash	$54,688

Finance receivables—securitized	$1,842,757
Less: Securitization notes payable	1,675,106

Overcollateralization	$167,651

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Balance at beginning of period	$1,504,286	$1,500,674	$1,549,132	$1,151,275
Initial deposits to credit enhancement assets		48,000	58,101	303,500
Non-cash gain on sale of receivables		118,215	124,831	307,752
Payments on credit enhancement facility		(26,824)		(51,843)
Distributions from Trusts	(33,484)	(54,963)	(144,602)	(182,826)
Accretion of present value discount	30,476	51,300	84,110	121,535
Other-than-temporary impairment	(4,904)	(24,949)	(96,738)	(38,918)
Decrease in unrealized gain	(18,855)	(6,807)	(96,410)	(5,829)
Canadian currency translation adjustment	1,687		782

Balance at end of period	$1,479,206	$1,604,646	$1,479,206	$1,604,646

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

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and are retained by the Trusts to increase restricted cash or investments in Trust receivables (overcollateralization). Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts. The required percentage level of assets will increase if targeted portfolio performance ratios are exceeded (see Note 2). Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced.

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

Unrealized gains generally represent changes in the fair value of credit enhancement assets as a result of favorable differences between actual securitization pool performance and the original assumptions for such performance or changes in those assumptions as to future securitization pool performance. An other-than-temporary impairment results when the present value of anticipated cash flows is below the carrying value of the credit enhancement assets. Other-than-temporary impairments are included in servicing fee income on the consolidated statements of income.

Significant assumptions used in determining the gain on sale of receivables were as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2002	2003	2002
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%	12.5%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%	9.8%
Restricted cash	9.8%	9.8%	9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	March 31, 2003	June 30, 2002
Cumulative credit losses (including remaining unrealized gains at time of sale)	10.9%–13.9%	10.4%–12.7%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

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

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Accordingly, credit enhancement assets are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheet as restricted cash – securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset but will be recognized through earnings in future periods.

NOTE 6—WAREHOUSE CREDIT FACILITIES

As of March 31, 2003, warehouse credit facilities consist of the following (in millions):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (e)
September 2003 (a)	$250.0			$0.5
December 2003 (a)(b)(d)	500.0	$500.0	$521.8	31.3
June 2004 (a)(b)	750.0	750.0	789.2	47.0
February 2005 (a)(b)	500.0	500.0	143.0	373.6
March 2005 (a)(c)	1,950.0	513.5	573.0	17.5

	$3,950.0	$2,263.5	$2,027.0	$469.9

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$200.0 million of this facility matures in March 2004, and the remaining $1,750.0 million matures in March 2005.
(d)	The Company intends to repay this facility and exercise its right to cancel this facility during the quarter ending June 30, 2003.
(e)	These amounts do not include cash collected on finance receivables pledged of $68.7 million which is also included in restricted cash—warehouse credit facilities on the consolidated balance sheet.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of auto receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus specified fees depending upon the source of funds provided by the agents. The funding agreements contain various covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of March 31, 2003, none of the

Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels. The Company is also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities.

NOTE 7—WHOLE LOAN PURCHASE FACILITY

In March 2003, the Company entered into a whole loan purchase facility under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million. Under the purchase facility, during a revolving period ending in September 2003, the Company will transfer additional receivables to the special purpose finance subsidiary to replenish the amount of principal amortized and to replace delinquent receivables. Subsequent to the revolving period, the noteholders will determine the ultimate disposition of the receivables. Amounts outstanding on the whole loan purchase facility bear interest at the prime rate plus specified fees. Prior to the ultimate disposition of the receivables, the Company retains certain rights to the receivables which causes the transaction to be accounted for as a secured financing.

NOTE 8—SECURITIZATION NOTES PAYABLE

The Company has changed the structure of its securitization transactions to no longer meet the criteria for sale of finance receivables. Accordingly, following a securitization, the finance receivables, transferred to special purpose finance subsidiaries of the Company, and related securitization notes payable remain on the consolidated balance sheet. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by them are legally owned by these subsidiaries and not available to creditors of AmeriCredit Corp. or its other subsidiaries.

Securitization transactions structured as secured financings are as follows (dollars in millions):

Transaction	Date	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at March 31, 2003	Note Balance at March 31, 2003
2002-EM	October 2002	$1,700.0	3.2%	$1,669.7	$1,545.1
C2002-1 Canada (a)	November 2002	137.0	5.5%	173.1	130.0

		$1,837.0		$1,842.8	$1,675.1

(a)	Note balances do not include $20.4 million of asset-backed securities issued and retained by the Company.

NOTE 9—SENIOR NOTES

In July 2002, the Company used a portion of the proceeds from the issuance of $175.0 million 9.25% senior notes due in May 2009 to redeem the remaining $39.6 million 9.25% senior notes due in May 2004.

NOTE 10—RESTRUCTURING CHARGES

In February 2003, the Company announced a revised operating plan designed to preserve and strengthen its capital and liquidity position. The plan included a decrease in targeted loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. The workforce reduction eliminated approximately 850 positions and resulted in the closing/consolidation of 141 branch offices. The Company also vacated certain floor space in its corporate headquarters as part of the revised operating plan.

A restructuring charge of $53.1 million representing the total incurred costs associated with the plan was recorded during the three months ended March 31, 2003. Personnel-related costs consisted primarily of severance costs of identified workforce reductions related to the consolidation/closing of branch offices including the closing of the Company’s Canadian lending operations. Contract termination costs included expenses incurred to terminate facility and equipment leases prior to their termination date. Contract termination costs also included estimated costs that will continue to be incurred under facility and equipment contracts for their remaining terms without economic benefit to the Company. The Company estimated this cost by discounting the future cash to be paid under the contracts, net of any assumed proceeds on sublease rentals. As part of the revised operating plan, the Company discontinued the development of its customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment. The discontinuation of this project resulted in a charge of $20.8 million, which was included in other associated costs. As of March 31, 2003, total costs incurred to date in connection with the restructuring includes $16.4 million in personnel-related costs, $12.5 million in contract termination costs and $24.2 million in other associated costs.

As of March 31, 2003, all affected employees have been notified of their termination. Certain contractual payments associated with the revised operating plan will extend through the remaining terms of leases that have not been terminated. A liability of $12.8 million related to the restructuring charge is recorded in accrued taxes and expenses on the Company’s consolidated balance sheet as of March 31, 2003.

A summary of the liability for the restructure charge for the three months ended March 31, 2003, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Restructuring charges	$16,451	$12,467	$24,153	$53,071
Cash settlements	(15,619)	(686)	(88)	(16,393)
Non cash settlements		(214)	(23,688)	(23,902)

Balance at end of period	$832	$11,567	$377	$12,776

NOTE 11—COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E tranches of the asset-backed securities issued in its 2000-1, 2001-1 and 2002-1 securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $39.6 million and $78.3 million at March 31, 2003 and June 30, 2002, respectively. Subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheet to reflect estimates of future cash flows for settlement of the guarantees.

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (see Note 18). As of March 31, 2003, the carrying value of the senior notes was $379.1 million.

Additionally, the Company and its primary operating subsidiary, AmeriCredit Financial Services, Inc., guarantee the payment of principal and interest under a construction loan for one of the Company’s loan servicing centers. As of March 31, 2003, the amount of outstanding debt under this loan was $24.7 million and is recorded in other notes payable on the Company’s consolidated balance sheets. The construction loan was repaid in full in April 2003.

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

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court located in Fort Worth, Texas. The consolidated lawsuit claims that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flow, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied at all times with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

Additionally, on February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. This lawsuit alleges that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations are essentially the same as those in the above-referenced class actions.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. In the opinion of management, the resolution of the litigation pending or threatened against the Company, including the proceedings specifically described in this section, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 12—STOCK OPTIONS

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers. The Company has elected not to adopt the fair value-based method of accounting for stock-based awards and, accordingly, no compensation expense has been recognized for options granted under these plans.

The following table illustrates the effect on net income and earnings per share had compensation expense for the Company’s plans been determined using the fair value-based method (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income, as reported	$14,549	$91,624	$40,073	$250,957
Deduct: Stock-based compensation expense, determined under fair value-based method, net of related tax effects	(5,527)	(6,423)	(16,551)	(17,442)

Pro forma net income	$9,022	$85,201	$23,522	$233,515

Earnings per share:
Basic—as reported	$0.09	$1.08	$0.31	$2.97

Basic—pro forma	$0.06	$1.00	$0.18	$2.76

Diluted—as reported	$0.09	$1.02	$0.30	$2.81

Diluted—pro forma	$0.06	$0.95	$0.18	$2.61

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Expected dividends	0	0	0	0
Expected volatility	78.5%	101.0%	78.7%	101.0%
Risk-free interest rate	2.91%	4.28%	2.97%	4.28%
Expected life	5 years	5 years	5 years	5 years

NOTE 13—COMMON STOCK

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $481.0 million.

NOTE 14—WARRANTS

Agreements with FSA, an insurer of certain of the Company’s securitization transactions, provide for an increase in credit enhancement requirements when specified delinquency ratios or other portfolio performance measures are exceeded. In September 2002, the Company entered into an agreement with FSA to raise the specified delinquency levels through and including the March 2003 distribution date. In consideration for this agreement, the Company issued to FSA five-year warrants to purchase 1,287,691 shares of the Company’s common stock at $9.00 per share. The Company recorded interest expense of $6.6 million related to this agreement during the three months ended September 30, 2002.

NOTE 15—EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Weighted average shares outstanding	155,492,651	84,988,165	131,268,991	84,470,535

Incremental shares resulting from assumed conversions:
Stock options	2,117	4,521,044	403,597	4,864,389
Warrants			4,932

	2,117	4,521,044	408,529	4,864,389

Weighted average shares and assumed incremental shares	155,494,768	89,509,209	131,677,520	89,334,924

Net income	$14,549	$91,624	$40,073	$250,957

Earnings per share:
Basic	$0.09	$1.08	$0.31	$2.97

Diluted	$0.09	$1.02	$0.30	$2.81

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

Options to purchase approximately 11.1 million and 8.0 million shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2003	2002
Interest costs ($345 capitalized in 2002)	$119,626	$105,187
Income taxes	110,648	75,197

During the nine months ended March 31, 2003 and 2002, the Company entered into capital lease agreements for property and equipment of $13.0 million and $47.8 million, respectively.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2003 and June 30, 2002, the Company had interest rate swap agreements with underlying notional amounts of $2,011.2 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $77.2 million and $66.9 million as of March 31, 2003 and June 30, 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the three and nine month periods ended March 31, 2003. The Company estimates approximately $38.4 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The fair market value of the Company’s interest rate cap assets of $33.8 million and $16.7 million as of March 31, 2003 and June 30, 2002, respectively, are included in other assets on the consolidated balance sheets. The fair market value of the Company’s interest rate cap liabilities of $16.8 million and $19.1 million as of March 31, 2003 and June 30, 2002, respectively, are included in derivative financial instruments on the consolidated balance sheets. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the derivative financial instruments exceeds an agreed upon amount. As of March 31, 2003 and June 30, 2002, these restricted cash accounts totaled $77.1 million and $56.5 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 18—GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$238,133			$238,133
Finance receivables, net		103,245	$4,639,614		4,742,859
Interest-only receivables from Trusts		4,062	371,528		375,590
Investments in Trust receivables		17,095	752,397		769,492
Restricted cash—gain on sale Trusts		2,843	331,281		334,124
Restricted cash—securitization notes payable			54,688		54,688
Restricted cash—warehouse credit facilities			538,561		538,561
Property and equipment, net	$349	129,798			130,147
Other assets	8,743	202,188	126,794		337,725
Due (to) from affiliates	1,339,506	(6,118,328)	4,778,822
Investment in affiliates	957,662	6,522,882	52,426	$(7,532,970)

Total assets	$2,306,260	$1,101,918	$11,646,111	$(7,532,970)	$7,521,319

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$2,263,547		$2,263,547
Whole loan purchase facility			875,000		875,000
Securitization notes payable			1,695,479	$(20,373)	1,675,106
Senior notes	$379,050				379,050
Other notes payable	63,094	$2,820			65,914
Funding payable		21,886	1,196		23,082
Accrued taxes and expenses	19,148	162,426	11,960		193,534
Derivative financial instruments		82,962			82,962
Deferred income taxes	(67,589)	(99,882)	218,038		50,567

Total liabilities	393,703	170,212	5,065,220	(20,373)	5,608,762

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,062,982	26,237	5,242,581	(5,268,818)	1,062,982
Accumulated other comprehensive (loss) income	(12,515)	(45,159)	36,684	8,475	(12,515)
Retained earnings	872,519	912,909	1,209,460	(2,122,369)	872,519

	1,924,589	931,706	6,580,891	(7,512,597)	1,924,589
Treasury stock	(12,032)				(12,032)

Total shareholders’ equity	1,912,557	931,706	6,580,891	(7,512,597)	1,912,557

Total liabilities and shareholders’ equity	$2,306,260	$1,101,918	$11,646,111	$(7,532,970)	$7,521,319

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$90,806	$1,543		$92,349
Receivables held for sale, net		430,573	1,767,818		2,198,391
Interest-only receivables from Trusts		7,828	506,669		514,497
Investments in Trust receivables		15,609	675,456		691,065
Restricted cash—gain on sale Trusts		2,906	340,664		343,570
Restricted cash—warehouse credit facilities			56,479		56,479
Property and equipment, net	$349	120,156			120,505
Other assets	16,748	173,383	17,944		208,075
Due (to) from affiliates	985,354	(2,751,456)	1,766,102
Investment in affiliates	966,339	3,181,643	21,269	$(4,169,251)

Total assets	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,751,974		$1,751,974
Senior notes	$418,074				418,074
Other notes payable	63,569	$3,242			66,811
Funding payable		126,091	802		126,893
Accrued taxes and expenses	39,925	151,106	3,229		194,260
Derivative financial Instruments		85,922			85,922
Deferred income taxes	14,906	20,062	113,713		148,681

Total liabilities	536,474	386,423	1,869,718		2,792,615

Shareholders’ equity:
Common stock	917	32,779	83,408	$(116,187)	917
Additional paid-in capital	573,956	26,237	2,126,942	(2,153,179)	573,956
Accumulated other comprehensive income (loss)	42,797	(40,501)	84,864	(44,363)	42,797
Retained earnings	832,446	866,510	989,012	(1,855,522)	832,446

	1,450,116	885,025	3,284,226	(4,169,251)	1,450,116
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,432,316	885,025	3,284,226	(4,169,251)	1,432,316

Total liabilities and shareholders’ equity	$1,968,790	$1,271,448	$5,153,944	$(4,169,251)	$4,224,931

AmeriCredit Corp.

Consolidating Income Statement

Nine Months Ended March 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$56,009	$354,420		$410,429
Servicing fee income		248,624	(20,117)		228,507
Gain on sale of receivables		1,737	130,347		132,084
Other income	$40,199	597,898	1,356,443	$(1,978,677)	15,863
Equity in income of affiliates	43,785	223,062		(266,847)

	83,984	1,127,330	1,821,093	(2,245,524)	786,883

Costs and expenses
Operating expenses	7,483	274,165	18,868		300,516
Provision for loan losses		133,048	96,737		229,785
Interest expense	38,752	724,342	1,347,036	(1,978,677)	131,453
Restructuring charges		59,970			59,970

	46,235	1,191,525	1,462,641	(1,978,677)	721,724

Income (loss) before income taxes	37,749	(64,195)	358,452	(266,847)	65,159

Income tax (benefit) provision	(2,324)	(110,594)	138,004		25,086

Net income	$40,073	$46,399	$220,448	$(266,847)	$40,073

AmeriCredit Corp.

Consolidating Income Statement

Nine Months Ended March 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$74,858	$184,154		$259,012
Servicing fee income		214,622	62,546		277,168
Gain on sale of receivables		22,474	303,258		325,732
Other income	$33,789	399,606	238,404	$(662,482)	9,317
Equity in income of affiliates	254,828	265,617		(520,445)

	288,617	977,177	788,362	(1,182,927)	871,229

Costs and expenses
Operating expenses	7,530	290,503	17,618		315,651
Provision for loan losses		9,504	38,744		48,248
Interest expense	32,554	429,094	300,104	(662,482)	99,270

	40,084	729,101	356,466	(662,482)	463,169

Income before income taxes	248,533	248,076	431,896	(520,445)	408,060

Income tax (benefit) provision	(2,424)	(6,752)	166,279		157,103

Net income	$250,957	$254,828	$265,617	$(520,445)	$250,957

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$40,073	$46,399		$220,448		$(266,847)	$40,073
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,027	20,011		13,315			36,353
Provision for loan losses			133,048		96,737			229,785
Deferred income taxes		(82,279)	(115,483)		136,754			(61,008)
Accretion of present value discount			29,661		(118,932)			(89,271)
Impairment of credit enhancement assets					96,738			96,738
Non-cash gain on sale of receivables			160		(124,991)			(124,831)
Non-cash restructuring charges			38,546					38,546
Other		3,226	673		(39)			3,860
Distributions from Trusts			(36,551)		181,153			144,602
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(43,785)	(223,062)				266,847
Changes in assets and liabilities:
Other assets		1,256	17,944		(15,814)			3,386
Accrued taxes and expenses		(13,067)	(3,148)		8,601			(7,614)
Purchases of receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928		66,442			74,370
Net proceeds from sale of receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(91,549)	1,781,863		484,280			2,174,594

Cash flows from investing activities:
Purchases of receivables			(5,223,167)		(3,409,809)		3,409,809	(5,223,167)
Principal collections and recoveries on receivables			25,014		410,962			435,976
Net proceeds from sale of receivables			3,409,809				(3,409,809)
Purchases of property and equipment			(38,898)					(38,898)
Change in restricted cash—securitization notes payable					(54,469)			(54,469)
Change in restricted cash—warehouse credit facilities					(482,090)			(482,090)
Change in other assets			(42,061)		(89,653)			(131,714)
Net change in investment in affiliates		(6,150)	(3,112,261)		(31,157)		3,149,568

Net cash used by investing activities		(6,150)	(4,981,564)		(3,656,216)		3,149,568	(5,494,362)

Cash flows from financing activities:
Net change in warehouse credit facilities					511,886			511,886
Proceeds from whole loan purchase facility					875,000			875,000
Issuance of securitization notes					1,856,612		(19,021)	1,837,591
Payments on securitization notes					(171,720)			(171,720)
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(791)	(6,508)		(15,968)			(23,267)
Net change in notes payable		(13,500)	(506)					(14,006)
Net proceeds from issuance of common stock		479,748	4,940		3,124,397		(3,129,337)	479,748
Net change in due (to) from affiliates		(341,127)	3,348,966		(3,009,778)		1,939

Net cash provided by financing activities		94,399	3,346,892		3,170,429		(3,146,419)	3,465,301

Net (decrease) increase in cash and cash equivalents		(3,300)	147,191		(1,507)		3,149	145,533

Effect of Canadian exchange rate changes on cash and cash equivalents		3,300	136		(36)		(3,149)	251

Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$238,133	$		$		$238,133

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$250,957	$254,828		$265,617		$(520,445)	$250,957
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization		4,727	17,870		5,278			27,875
Provision for loan losses			9,504		38,744			48,248
Deferred income taxes		(133,082)	3,672		155,856			26,446
Accretion of present value discount					(121,535)			(121,535)
Impairment of credit enhancement assets					38,918			38,918
Non-cash gain on sale of receivables					(307,752)			(307,752)
Distributions from Trusts					182,826			182,826
Initial deposits to credit enhancement assets					(303,500)			(303,500)
Equity in income of affiliates		(254,828)	(265,617)				520,445
Changes in assets and liabilities:
Other assets		(1,291)	(35,607)		(1,911)			(38,809)
Accrued taxes and expenses		54,409	55,928		(922)			109,415
Purchases of receivables held for sale			(6,494,174)		(6,412,262)		6,412,262	(6,494,174)
Principal collections and recoveries on receivables held for sale			14,611		160,754			175,365
Net proceeds from sale of receivables			6,412,262		5,919,517		(6,412,262)	5,919,517

Net cash used by operating activities		(79,108)	(26,723)		(380,372)			(486,203)

Cash flows from investing activities:
Purchases of property and
equipment			(14,916)					(14,916)
Change in restricted cash—warehouse credit facilities					(10,667)			(10,667)
Change in other assets			(15,157)		(834)			(15,991)
Net change in investment in affiliates		(33,702)	(424,774)		(4,275)		462,751

Net cash used by investing activities		(33,702)	(454,847)		(15,776)		462,751	(41,574)

Cash flows from financing activities:
Net change in warehouse credit facilities			62,123		326,205			388,328
Borrowings under credit enhancement facility					182,500			182,500
Debt issuance costs		(253)	(402)		(15,731)			(16,386)
Net change in notes payable		(12,357)	17					(12,340)
Net proceeds from issuance of common stock		15,357	36,382		427,452		(463,834)	15,357
Net change in due (to) from affiliates		112,071	412,259		(524,330)

Net cash provided by financing activities		114,818	510,379		396,096		(463,834)	557,459

Net increase (decrease) in cash and cash equivalents		2,008	28,809		(52)		(1,083)	29,682

Effect of Canadian exchange rate changes on cash and cash equivalents		(2,008)	1,063		52		1,083	190

Cash and cash equivalents at beginning of period			45,016					45,016

Cash and cash equivalents at end of period	$		$74,888	$		$		$74,888

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded (see Liquidity and Capital Resources section). In addition to excess cash flows, the Company earns monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees, such as late charges, as servicer for those Trusts.

The Company has changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheet. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s reported results of operations compared to its historical results because there is no gain on sale of receivables subsequent to September 30, 2002. Historical results may not be indicative of the Company’s future results.

RECENT DEVELOPMENTS

On April 23, 2003, the Board of Directors of the Company announced the reorganization of the Company’s executive management team. Michael R. Barrington stepped down as president and chief executive officer and Michael T. Miller stepped down as chief operating officer. Clifton H. Morris, Jr., chairman of the Board, assumed the chief executive officer position. Daniel E. Berce was promoted from chief financial officer to president. Preston A. Miller was promoted to chief financial officer and Mark Floyd was promoted to chief operating officer.

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

Gain on sale of receivables

The Company periodically transfers receivables to Trusts that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, the Company recognized a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company has made assumptions in order to determine the present value of the estimated future excess cash flows to be generated by the pool of receivables sold. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions would produce different financial results.

Fair value measurements

Certain of the Company’s assets, including the Company’s derivative financial instruments and credit enhancement assets related to gain on sale Trusts, are recorded at fair value. Fair values for derivative financial instruments are based on third-party quoted market prices, where possible. However, market prices are not readily available for the Company’s credit enhancement assets and, accordingly, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and a change in the accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. Additionally, if actual cumulative net credit losses exceed the Company’s estimate, additional impairment of credit enhancement assets could result.

Allowance for loan losses

The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable. As of March 31, 2003, the Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 as compared to Three Months Ended March 31, 2002

Revenue:

The Company’s average managed receivables outstanding consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
On-book	$4,651,309	$1,697,140
Gain on sale	11,551,091	11,293,534

Total managed	$16,202,400	$12,990,674

Average managed receivables outstanding increased by 25% as a result of the purchase of loans in excess of collections and charge-offs. The Company purchased $1,317.6 million of auto loans during the three months ended March 31, 2003, compared to purchases of $2,432.4 million during the three months ended March 31, 2002. This decrease resulted from a reduction in the number of the Company’s branch offices in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 91 auto lending branch offices as of March 31, 2003, compared to 252 as of March 31, 2002.

The average new loan size was $17,011 for the three months ended March 31, 2003, compared to $16,418 for the three months ended March 31, 2002. The increase in average new loan size was due to a change in the mix of business towards financing later model vehicles. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2003, was 16.2%, compared to 17.6% during the three months ended March 31, 2002. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 126% to $185.9 million for the three months ended March 31, 2003, from $82.2 million for the three months ended March 31, 2002. Finance charge income was higher due to an increase in average on-book receivables that resulted primarily from the Company’s decision to change the structure of securitization transactions to no longer meet the criteria for sales of finance receivables. The Company’s effective yield on its on-book finance receivables decreased to 16.2% for the three months ended March 31, 2003, from 19.6% for the three months ended March 31, 2002. The effective yield decreased due to lower loan pricing.

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Therefore, no gain on sale was recorded for finance receivables securitized. The gain on sale of receivables was $124.1 million, or 5.2% of receivables securitized, for the three months ended March 31, 2002.

Significant assumptions used in determining the gain on sale of receivables for the three months ended March 31, 2002, were as follows:

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

Servicing fee income was $96.6 million, or 3.4% of average gain on sale auto receivables, for the three months ended March 31, 2003, compared to $97.4 million, or 3.5% of average gain on sale auto receivables, for the three months ended March 31, 2002. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $4.9 million and $24.9 million for the three months ended March 31, 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future.

Costs and Expenses:

Operating expenses decreased to $82.3 million for the three months ended March 31, 2003, from $107.9 million for the three months ended March 31, 2002. As an annualized percentage of average managed receivables outstanding, operating expenses decreased to 2.1% for the three months ended March 31, 2003, compared to 3.4% for the three months ended March 31, 2002. Operating expenses improved primarily as a result of a reduction in workforce in November 2002 and implementation of a revised operating plan in February 2003.

The Company recognized a $53.1 million restructuring charge related to the implementation of its revised operating plan. The revised operating plan included a decrease in the Company’s targeted loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. The restructuring charge consisted primarily of severance costs of identified workforce reductions of approximately 850 positions related to the consolidation/closing of 141 branch offices including the closing of the Company’s Canadian lending operations, costs incurred to terminate facility and equipment leases prior to their termination date as well as estimated costs that will continue to be incurred under the contracts for their remaining terms without economic benefit to the Company. The restructuring charge also includes $20.8 million for discontinuation of the development of the Company’s customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment.

The provision for loan losses increased to $77.1 million for the three months ended March 31, 2003, from $16.7 million for the three months ended March 31, 2002. As an annualized percentage of average on-book finance receivables, the provision for loan losses was 6.7% and 4.0% for the three months ended March 31, 2003 and 2002, respectively. Subsequent to September 30, 2002, the Company changed the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables. Under this new structure, finance receivables remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables are provided for as a charge to operations. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will increase the amount charged-off per loan.

Interest expense increased to $51.6 million for the three months ended March 31, 2003, from $33.1 million for the three months ended March 31, 2002, due to higher debt levels. Average debt outstanding was $4,575.0 million and $2,430.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase in average debt outstanding reflects the accounting for securitization transactions subsequent to September 30, 2002, as secured financings. The Company’s effective rate of interest paid on its debt decreased to 4.6% from 5.5% as a result of lower market interest rates.

The Company’s effective income tax rate was 38.5% for the three months ended March 31, 2003 and 2002.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Unrealized losses on credit enhancement assets	$(9,071)	$(6,807)
Unrealized gains on cash flow hedges	4,291	27,611
Canadian currency translation adjustment	6,421	53
Income tax benefit (provision)	1,841	(8,009)

	$3,482	$12,848

Credit Enhancement Assets

The unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Unrealized gains at time of sale		$12,186
Unrealized holding losses related to changes in credit loss assumptions	$(1,521)	(11,605)
Unrealized holding losses related to changes in interest rates	(2,843)	(3,048)
Net reclassification of unrealized gains into earnings	(4,707)	(4,340)

	$(9,071)	$(6,807)

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold. No unrealized gain at time of sale was recorded for the three months ended March 31, 2003, since securitization transactions entered into subsequent to September 30, 2002, were structured as secured financings.

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

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.9% to 13.9% as of March 31, 2003, from a range of 10.7% to 13.6% as of December 31, 2002, which caused an other-than-temporary impairment charge of $4.9 million and unrealized holding losses of $1.5 million for the three months ended March 31, 2003. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy. Unrealized holding losses of $11.6 million for the three months ended March 31, 2002, resulted from an increase in cumulative credit loss assumptions for securitization Trusts, reflecting actual credit loss experience and expectations for adverse future credit loss development as a result of continued weakness in the economy, including higher unemployment rates.

Unrealized holding losses related to changes in interest rates of $2.8 million and $3.0 million for the three months ended March 31, 2003 and 2002, respectively, resulted primarily from a decrease in estimated future cash flows from the Trusts due to lower interest income earned on the investment of restricted cash and collections accounts. The lower earnings were partially offset by a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $4.7 million and $4.3 million were reclassified into earnings during the three months ended March 31, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $4.7 million of net unrealized gain recognized during the period is net unrealized gains of $8.1 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized gains on cash flow hedges were $4.3 million for the three months ended March 31, 2003, compared to $27.6 million for the three months ended March 31, 2002. Unrealized gains and losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $8.1 million for the three months ended March 31, 2003.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $6.4 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively, were included in other comprehensive income. This unrealized gain is due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the period.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Finance charge and other income	$191,087	$85,255
Interest expense	(51,550)	(33,123)

Net margin	$139,537	$52,132

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including on-book and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as a sale. The Company routinely securitizes its receivables and prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables have not been sold and are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Finance charge and other income	$688,382	$589,677
Interest expense	(189,069)	(192,634)

Net margin	$499,313	$397,043

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Finance charge and other income	17.2%	18.4%
Interest expense	(4.7)	(6.0)

Net margin as a percentage of average managed finance receivables	12.5%	12.4%

Average managed finance receivables	$16,202,400	$12,990,674

Net margin as a percentage of average managed finance receivables increased for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income:

	Three Months Ended March 31,
	2003	2002
Finance charge and other income per consolidated statements of income	$191,087	$85,255
Adjustments to reflect income earned on receivables in gain on sale Trusts	497,295	504,422

Managed basis finance charge and other income	$688,382	$589,677

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Three Months Ended March 31,
	2003	2002
Interest expense per consolidated statements of income	$51,550	$33,123
Adjustments to reflect expenses incurred by gain on sale Trusts	137,519	159,511

Managed basis interest expense	$189,069	$192,634

Nine Months Ended March 31, 2003 as compared to Nine Months Ended March 31, 2002

Revenue:

The Company’s average managed receivables outstanding consisted of the following (in thousands):

	Nine Months Ended March 31,
	2003	2002
On-book	$3,237,909	$1,771,980
Gain on sale	12,614,872	10,098,419

Total managed	$15,852,781	$11,870,399

Average managed receivables outstanding increased by 34% as a result of the purchase of loans in excess of collections and charge-offs. The Company purchased $5,623.7 million of auto loans during the nine months ended March 31, 2003, compared to purchases of $6,503.3 million during the nine months ended March 31, 2002. This decrease resulted from a reduction in the number of the

Company’s branch offices in connection with the Company’s revised operating plan implemented in February 2003.

The average new loan size was $16,791 for the nine months ended March 31, 2003, compared to $16,349 for the nine months ended March 31, 2002. The increase in average new loan size was due to a change in the mix of business towards financing later model vehicles. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2003, was 16.8%, compared to 17.8% during the nine months ended March 31, 2002. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 58% to $410.4 million for the nine months ended March 31, 2003, from $259.0 million for the nine months ended March 31, 2002. Finance charge income was higher due to an increase in average on-book receivables that resulted primarily from the Company’s decision to change the structure of securitization transactions to no longer meet the criteria for sales of finance receivables. The Company’s effective yield on its on-book finance receivables decreased to 16.9% for the nine months ended March 31, 2003, from 19.5% for the nine months ended March 31, 2002. The effective yield decreased due to lower loan pricing.

The gain on sale of receivables decreased by 59% to $132.1 million for the nine months ended March 31, 2003, from $325.7 million for the nine months ended March 31, 2002. The decrease in gain on sale of receivables resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings. During the nine months ended March 31, 2003, $2,507.9 million of finance receivables securitized were accounted for as sales of receivables as compared to $6,050.0 million during the nine months ended March 31, 2002. The gain as a percentage of the receivables securitized in gain on sale Trusts remained relatively stable at 5.3% for the nine months ended March 31, 2003, as compared to 5.4% for the nine months ended March 31, 2002.

Significant assumptions used in determining the gain on sale of receivables were as follows:

	Nine Months Ended March 31,
	2003	2002
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

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

Servicing fee income was to $228.5 million, or 2.4% of average gain on sale auto receivables, for the nine months ended March 31, 2003, compared to $277.2 million, or 3.7% of average gain on sale auto receivables, for the nine months ended March 31, 2002. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $96.7 million and $38.9 million for the nine months ended March 31, 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future cash distributions from securitization Trusts. The delay in cash distributions from FSA-insured securitizations reduced the present value of such cash distributions and resulted in further other-than-temporary impairment.

Costs and Expenses:

Operating expenses decreased to $300.5 million for the nine months ended March 31, 2003, from $315.7 million for the nine months ended March 31, 2002. As an annualized percentage of average managed receivables outstanding, operating expenses decreased to 2.5% for the nine months ended March 31, 2003, compared to 3.5% for the nine months ended March 31, 2002. Operating expenses improved primarily as a result of a reduction in workforce in November 2002 and implementation of a revised operating plan in February 2003.

The Company recognized $60.0 million in restructuring charges related to the reduction in the Company’s workforce in November 2002 and the implementation of its revised operating plan in February 2003. The Company recognized a $6.9 million restructuring charge for its November 2002 reduction in workforce and a $53.1 million restructuring charge related to the implementation of its revised operating plan. The revised operating plan included a decrease in the Company’s targeted loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. The restructuring charges recognized during the nine months ended March 31, 2003, consisted primarily of severance costs of identified workforce reductions of approximately 1,200 positions related to the consolidation/closing of 161 branch offices including the closing of the Company’s Canadian lending activities, costs incurred to terminate facility and equipment leases prior to their termination date as well as estimated costs that will continue to be incurred under the contracts for their remaining terms without economic benefit to the Company. The restructuring charge also includes $20.8 million for discontinuation of the development of the Company’s customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment.

The provision for loan losses increased to $229.8 million for the nine months ended March 31, 2003, from $48.2 million for the nine months ended March 31, 2002. As an annualized percentage of average on-book finance receivables, the provision for loan losses was 9.5% and 3.6% for the nine months ended March 31, 2003 and 2002, respectively. Subsequent to September 30, 2002, the Company changed the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables. Under this new structure, finance receivables remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables are provided for as a charge to operations. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will increase the amount charged-off per loan.

Interest expense increased to $131.5 million for the nine months ended March 31, 2003, from $99.3 million for the nine months ended March 31, 2002, due to higher debt levels. Average debt outstanding was $3,612.3 million and $2,314.2 million for the nine months ended March 31, 2003 and 2002, respectively. The increase in average debt outstanding reflects the accounting for securitization transactions subsequent to September 30, 2002, as secured financings. The Company’s effective rate of interest paid on its debt decreased to 4.8% from 5.7% as a result of lower market interest rates.

The Company’s effective income tax rate was 38.5% for the nine months ended March 31, 2003 and 2002.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Nine Months Ended March 31,
	2003	2002
Unrealized losses on credit enhancement assets	$(84,960)	$(5,829)
Unrealized (losses) gains on cash flow hedges	(10,344)	4,068
Canadian currency translation adjustment	3,300	(2,008)
Income tax benefit	36,692	679

	$(55,312)	$(3,090)

Credit Enhancement Assets

The unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Nine Months Ended March 31,
	2003	2002
Unrealized gains at time of sale	$11,091	$37,291
Unrealized holding losses related to changes in credit loss assumptions	(62,002)	(17,745)
Unrealized holding losses related to changes in interest rates	(2,197)	(14,712)
Net reclassification of unrealized gains into earnings	(31,852)	(10,663)

	$(84,960)	$(5,829)

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold. Unrealized gains at time of sale were lower for the nine months ended March 31, 2003, as compared to the nine months ended March 31, 2002, due to the change in the structure of securitization transactions entered into subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized holding gains or losses in other comprehensive loss until realized, or, in the case of unrealized holding losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.9% to 13.9% as of March 31, 2003, from a range of 10.4% to 12.7% as of June 30, 2002, which, together with the expected delay in cash distributions from FSA-insured securitizations, caused an other-than-temporary impairment charge of $96.7 million and an unrealized holding loss of $62.0 million for the nine months ended March 31, 2003. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy. Unrealized holding losses of $17.7 million for the nine months ended March 31, 2002, resulted from an increase in cumulative credit loss assumptions for certain securitization Trusts due to expectations of a general decline in the economy.

Unrealized holding losses related to changes in interest rates of $2.2 million and $14.7 million for the nine months ended March 31, 2003 and 2002, respectively, resulted primarily from a decrease in estimated future cash flows from the Trusts due to lower interest income earned on the investment of restricted cash and collections accounts. The lower earnings were partially offset by a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $31.9 million and $10.7 million were reclassified into earnings during the nine months ended March 31, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $31.9 million of net unrealized gain recognized during the period is net unrealized gains of $28.7 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized losses on cash flow hedges were $10.3 million for the nine months ended March 31, 2003, compared to unrealized gains of $4.1 million for the nine months ended March 31, 2002. Unrealized losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $28.7 million for the nine months ended March 31, 2003.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gain of $3.3 million offset losses included in other comprehensive loss for the nine months ended March 31, 2003. This unrealized gain is due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the period. Canadian currency translation adjustment loss of $2.0 million was included in other comprehensive loss for the nine months ended March 31, 2002. This unrealized loss is due to the decline in the value of the Company’s Canadian dollar denominated assets related to the increased strength in the U.S. dollar to Canadian dollar conversion rates during the period.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Nine Months Ended March 31,
	2003	2002
Finance charge and other income	$426,292	$268,329
Interest expense	(131,453)	(99,270)

Net margin	$294,839	$169,059

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including on-book and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as a sale. The Company routinely securitizes its receivables and prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables have not been sold and are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charges would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Nine Months Ended March 31,
	2003	2002
Finance charge and other income	$2,079,626	$1,655,182
Interest expense	(586,070)	(560,435)

Net margin	$1,493,556	$1,094,747

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Nine Months Ended March 31,
	2003	2002
Finance charge and other income	17.5%	18.6%
Interest expense	(4.9)	(6.3)

Net margin as a percentage of average managed finance receivables	12.6%	12.3%

Average managed finance receivables	$15,852,781	$11,870,399

Net margin as a percentage of average managed finance receivables increased for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income:

	Nine Months Ended March 31,
	2003	2002
Finance charge and other income per consolidated statements of income	$426,292	$268,329
Adjustments to reflect income earned on receivables in gain on sale Trusts	1,653,334	1,386,853

Managed basis finance charge and other income	$2,079,626	$1,655,182

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Nine Months Ended March 31,
	2003	2002
Interest expense per consolidated statements of income	$131,453	$99,270
Adjustments to reflect expenses incurred by gain on sale Trusts	454,617	461,165

Managed basis interest expense	$586,070	$560,435

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Finance receivables on the Company’s balance sheets include receivables purchased but not yet securitized and receivables securitized by the Company after September 30, 2002. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses on finance receivables at March 31, 2003. Finance receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2003
	On-Book	Gain on Sale		Total Managed
Principal amount of receivables	$5,028,731	$10,820,142		$15,848,873

Nonaccretable acquisition fees	(98,376)			(98,376)
Allowance for loan losses	(187,496)	(1,094,660	)(a)	(1,282,156)

Receivables, net	$4,742,859

Number of outstanding contracts	330,730	882,792		1,213,522

Average principal amount of outstanding contract (in dollars)	$15,205	$12,257		$13,060

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.7%	10.1%		8.7%

(a)	The allowance for loan losses related to gain on sale finance receivables is factored into the valuation of interest-only receivables from Trusts on the Company’s consolidated balance sheets. Assumptions for cumulative credit losses are added and charge-offs of receivables that have been sold to Trusts reduce the allowance for loan losses.

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

	March 31, 2003
	On-Book		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$190,969	3.8%	$957,461	8.9%	$1,148,430	7.3%
Greater than 60 days	68,899	1.4	357,180	3.3	426,079	2.7

	259,868	5.2	1,314,641	12.2	1,574,509	10.0
In repossession	31,287	0.6	196,556	1.8	227,843	1.4

	$291,155	5.8%	$1,511,197	14.0%	$1,802,352	11.4%

	March 31, 2002
	On-Book		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$46,967	2.0%	$869,307	7.7%	$916,274	6.7%
Greater than 60 days	35,783	1.5	388,990	3.5	424,773	3.1

	82,750	3.5	1,258,297	11.2	1,341,047	9.8
In repossession	15,877	0.6	137,030	1.2	152,907	1.1

	$98,627	4.1%	$1,395,327	12.4%	$1,493,954	10.9%

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

Finance receivables that are 31 to 60 days delinquent on a total managed basis were higher as of March 31, 2003, compared to March 31, 2002, due to continued weakness in the economy, including higher unemployment rates, and an increase in the average age of the Company’s managed receivables portfolio. Finance receivables that are greater than 60 days delinquent on a total managed basis were lower as of March 31, 2003, compared to March 31, 2002, due to the Company implementing a more aggressive repossession and liquidation strategy for late-stage delinquent accounts in early calendar 2003.

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s securitization transactions, limit the number and frequency of deferments that may be granted. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account. Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 7.3% and 6.3% for the three and nine months ended March 31, 2003, respectively, and 4.9% for each of the three and nine months ended March 31, 2002. Of the total amount deferred, on-book finance receivables receiving a payment deferral were 5.2% and 2.8% for the three and nine months ended March 31, 2003, respectively, and 2.5% and 2.4% for the three and nine months ended March 31, 2002, respectively. The percentage of contracts receiving a payment deferral increased during the periods ended March 31, 2003, due to higher delinquency levels in the portfolio. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
On-Book:
Repossession charge-offs	$41,519	$25,546	$82,658	$54,615
Less: Recoveries	(17,991)	(12,877)	(36,601)	(27,648)
Mandatory charge-offs (1)	9,168	3,910	18,940	11,420

Net charge-offs	$32,696	$16,579	$64,997	$38,387

Gain on Sale:
Repossession charge-offs	$363,437	$200,149	$876,672	$493,482
Less: Recoveries	(144,279)	(98,720)	(366,511)	(235,485)
Mandatory charge-offs (1)	50,310	36,927	168,889	92,676

Net charge-offs	$269,468	$138,356	$679,050	$350,673

Total managed:
Repossession charge-offs	$404,956	$225,695	$959,330	$548,097
Less: Recoveries	(162,270)	(111,597)	(403,112)	(263,133)
Mandatory charge-offs (1)	59,478	40,837	187,829	104,096

Net charge-offs	$302,164	$154,935	$744,047	$389,060

Net charge-offs as an annualized percentage of average managed receivables outstanding	7.6%	4.8%	6.3%	4.4%

Net recoveries as a percentage of gross repossession charge-offs	40.1%	49.4%	42.0%	48.0%

(1)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs increased for the periods ended March 31, 2003, compared to the periods ended March 31, 2002, due to continued weakness in the economy, including higher unemployment rates, and lower net recoveries on repossessed vehicles. Recoveries as a percentage of repossession charge-offs decreased due to general declines in used car auction values. In addition, the Company implemented a more aggressive strategy for repossessing and liquidating late-stage delinquent accounts in early calendar 2003 resulting in a higher level of charge-offs in the periods ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of cash have been borrowings under its warehouse credit facilities and transfers of finance receivables to its whole loan purchase facility and to Trusts in securitization transactions. The Company’s primary uses of cash have been purchases of finance receivables and funding credit enhancement requirements for securitization transactions.

The Company used cash of $5,870.8 million and $6,494.2 million for the purchase of finance receivables during the nine months ended March 31, 2003 and 2002, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through either the sale of finance receivables or the long-term financing of finance receivables in securitization or whole loan purchase transactions.

As of March 31, 2003, warehouse credit facilities consisted of the following (in millions):

Maturity	Facility Amount	Advances Outstanding
September 2003 (a)	$250.0
December 2003 (a)(b)(d)	500.0	$500.0
June 2004 (a)(b)	750.0	750.0
February 2005 (a)(b)	500.0	500.0
March 2005 (a)(c)	1,950.0	513.5

	$3,950.0	$2,263.5

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$200.0 million of this facility matures in March 2004, and the remaining $1,750.0 million matures in March 2005.
(d)	The Company intends to repay this facility and exercise its right to cancel this facility during the quarter ending June 30, 2003.

The Company terminated its $500.0 million warehouse credit facility that was scheduled to mature in November 2003 and both of its Canadian warehouse credit facilities to realign the Company’s warehouse capacity with lower future loan origination volume.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of March 31, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Within the next twelve months, $950.0 million of the Company’s warehouse credit facilities are up for renewal. In order to realign the Company’s warehouse capacity with lower future loan origination volume, the Company anticipates that certain warehouse facilities will not be renewed or will be cancelled. In accordance with this strategy, the Company intends to repay the facility and exercise its right to cancel its $500.0 million warehouse credit facility that matures in December 2003 during the quarter ending June 30, 2003. The Company believes the capacity available under the remaining warehouse credit facilities will be sufficient to meet the Company’s warehouse funding needs for calendar 2003.

In March 2003, the Company entered into a whole loan purchase facility under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million. Under the purchase facility, during a revolving period ending in September 2003, the Company will transfer additional receivables to the special purpose finance subsidiary to replenish the amount of principal amortized and to replace delinquent receivables. Subsequent to the revolving period, the noteholders will determine the ultimate disposition of the receivables; under certain circumstances, the Company has the right, but not the obligation, to repurchase the receivables.

The Company has completed thirty-seven auto receivable securitization transactions through March 31, 2003. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of these transactions is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at March 31, 2003
1999-B	May 1999	$1,000.0	$100.7
1999-C	August 1999	1,000.0	145.0
1999-D	October 1999	900.0	151.8
2000-A	February 2000	1,300.0	266.7
2000-B	May 2000	1,200.0	311.9
2000-C	August 2000	1,100.0	333.7
2000-1	November 2000	495.0	149.4
2000-D	November 2000	600.0	216.9
2001-A	February 2001	1,400.0	542.2
2001-1	April 2001	1,089.0	432.7
2001-B	July 2001	1,850.0	918.8
2001-C	September 2001	1,600.0	876.3
2001-D	October 2001	1,800.0	1,024.5
2002-A	February 2002	1,600.0	1,043.1
2002-1	April 2002	990.0	668.8
2002-A Canada (b)	May 2002	145.0	121.9
2002-B	June 2002	1,200.0	894.8
2002-C	August 2002	1,300.0	1,026.1
2002-D	September 2002	600.0	490.7
2002-EM	October 2002	1,700.0	1,545.1
C2002-1 Canada (b)(c)	November 2002	137.0	130.0

		$23,006.0	$11,391.1

(a)	Transactions originally totaling $4,845.5 million have been paid off as of March 31, 2003.
(b)	The balance at March 31, 2003, reflects fluctuations in foreign currency translation rates and principal pay downs.
(c)	Amounts do not include $20.4 million of asset-backed securities issued and retained by the Company.

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

The Company’s initial cash deposit and overcollateralization transfer for its 2002-EM securitization transaction equaled the full credit enhancement amount required by the financial guaranty insurance policy provider. Therefore, excess cash flows from 2002-EM were distributed to the Company beginning the first month after the receivables were securitized. The Company intends to fund only the initial deposit requirement in future securitization transactions rather than funding the full credit enhancement amount as was the case in the 2002-EM transaction.

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

The Company had a credit enhancement facility with a financial institution which the Company used to fund a portion of the initial cash deposit for securitization transactions through October 2001, similar to the amount covered by the reinsurance as described above. In June 2002, the Company replaced the credit enhancement facility with a $130.0 million letter of credit from a financial institution. There was no balance outstanding under this letter of credit as of March 31, 2003, and the letter of credit has been retired.

The Company’s second securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of the Company’s initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance or other alternative credit enhancements described in the preceding paragraphs. The Company has a revolving credit enhancement facility that provides for borrowings up to $145.0 million for the financing of bonds rated BBB- and BB- by the rating agencies in connection with subordinated securitization transactions. The Company has not utilized this facility and believes that it is unlikely this facility will be utilized prior to its expiration in August 2003 since current market conditions for execution of a senior subordinated securitization transaction by the Company are unfavorable.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2003	2002
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash	$50.2	$303.5
Overcollateralization	7.9
Borrowings under credit enhancement facility		182.5
Secured financing Trusts:
Restricted cash	59.2
Overcollateralization	176.4
Distributions from Trusts:
Gain on sale Trusts	144.6	182.8
Secured financing Trusts	75.5

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, default or net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted portfolio performance ratio was exceeded in any FSA-insured securitization and a waiver was not granted by FSA, excess cash flows from all of the Company’s FSA-insured securitizations could be used by the insurer to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company. If a targeted portfolio performance ratio was exceeded for an extended period of time in larger or multiple securitizations requiring a greater amount of additional credit enhancement, there would be a material adverse effect on the Company’s liquidity.

In March 2003, the Company exceeded its targeted net loss triggers in three FSA-insured securitization transactions. A waiver was not granted by FSA. Accordingly, $19.0 million of cash generated by FSA-insured securitization transactions otherwise distributable by the Trusts in March 2003 was used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. The Company believes that it is probable that net loss triggers on additional FSA-insured securitization Trusts will exceed targeted levels during calendar 2003 and possible that net loss performance triggers may be exceeded in 2004 on additional FSA-insured securitization Trusts.

The prolonged weakness in the economy has resulted in the Company experiencing lower payment rates in late-stage delinquencies. Accordingly, the Company has implemented a more aggressive strategy for repossessing and liquidating these delinquent accounts. The Company anticipates that its new strategy should result in delinquency ratios being maintained below targeted levels. If there is continued instability or further deterioration in the economy, targeted delinquency levels could be exceeded in certain FSA-insured securitization Trusts. However, should targeted delinquency levels be exceeded, there would be further increases in required credit enhancement levels only for securitization transactions that have not yet breached their net loss triggers.

The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach net loss triggers and estimates that cash otherwise distributable by the Trusts on FSA-insured securitization transactions will be used to increase credit enhancement for FSA-insured transactions through fiscal 2004 rather than released to the Company.

Agreements with the Company’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios which are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured trust were to exceed these additional levels, provisions of the agreements permit the Company’s financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements concerning securitization Trusts in which they issued a financial guaranty insurance policy. Although the Company has never exceeded these additional targeted portfolio performance ratios, nor does it believe that the portfolio will exceed these limits, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trust which exceeds the specified levels in future periods will not be terminated.

In April 2003, Fitch Ratings downgraded the Company’s credit rating to ‘B’. This downgrade did not have an impact on the Company’s financial or liquidity position.

In April 2003, the Company entered into a $1.0 billion securitization transaction involving the purchase of a financial guaranty insurance policy. Initial credit enhancement for this transaction was 10.5% of the original receivable pool balance and credit enhancement levels must reach 18% of the receivable pool balance before cash is distributed to the Company. Initial and targeted required credit enhancement levels are higher than the Company’s prior securitization transactions. The Company believes that additional securitizations completed in calendar 2003 will require these higher credit enhancement levels.

In February 2003, the Company implemented an operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan includes a decrease in targeted loan origination volume to approximately $750.0 million per quarter by June 2003 and a reduction of operating expenses through downsizing its workforce and consolidating its branch office network. Subject to continued access to the whole loan sale and securitization markets, the Company believes that it has sufficient liquidity to operate under its new plan through calendar 2003.

The Company will continue to require the execution of additional securitization or whole loan purchase transactions in order to fund its lending activities through calendar 2003. In addition, the Company believes that it must utilize a securitization structure involving the purchase of a financial guaranty insurance policy in order to execute such securitization or whole loan purchase transactions based on current market conditions. FSA has indicated to the Company that it is unlikely to provide insurance for the Company’s securitizations for the first half of calendar 2003. Accordingly, the Company will continue to purchase financial guaranty insurance policies from other providers as it did for its April 2003 securitization transaction. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization or whole loan purchase transactions on a regular basis, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to further revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s hedging strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased and sold is included in other assets and derivative financial instruments on the Company’s consolidated balance sheets.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on these securities to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk if less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancements on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. When economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements sold by the Company is included in derivative financial instruments on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and certain costs associated with those activities. SFAS 146 guidance was applied to restructuring charges associated with the Company’s revised operating plan implemented in February 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation clarifies the disclosures required in quarterly and annual financial statements about obligations under certain guarantees issues. FIN 45 also provides guidance on when a guarantor is required to recognize a liability for the obligation taken in issuing the guarantee. The adoption of this interpretation did not have a significant impact on the Company’s financial position or results of operations. This interpretation is effective for guarantees issued or modified after December 15, 2002. The required disclosures are effective for and are included in the Company’s March 31, 2003, quarterly financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends disclosure requirements of SFAS 123 to require disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the adoption of this statement will have any impact on the Company’s financial position or results of operations. This statement is effective for the Company’s March 31, 2003, quarterly financial statements and the required disclosures are included in such financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective beginning with the September 30, 2003, quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The Company does not anticipate that the adoption of this interpretation will have any impact on the Company’s financial position or results of operations as the Company’s securitization transactions which were accounted for as sales of finance receivables were structured using qualified special purpose entities, which are excluded from the scope of this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain decisions made as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

FORWARD LOOKING STATEMENTS

The preceding Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections contain several “forward-looking statements”. Forward-looking statements are those that use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “may”, “will”, “likely”, “should”, “estimate”, “continue”, “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company’s funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company’s profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Interest Rate Risk” for additional information regarding such market risks.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (the “CEO”), the President (the “President”) and the Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within ninety days before the filing date of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court located in Fort Worth, Texas. The consolidated lawsuit claims that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flow, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied at all times with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

Additionally, on February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. This lawsuit alleges that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations are essentially the same as those in the above-referenced class actions.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. In the opinion of management, the resolution of the litigation pending or threatened against the Company, including the proceedings specifically described in this section, will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 2. CHANGES IN SECURITIES

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Eighth Letter Modification Agreement, dated January 27, 2003, between ACF Investment Corp. and Wells Fargo Bank Texas

10.2

Amendment No. 4, dated as of February 18, 2003, to the Credit Agreement dated as of August 23, 2001, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc. and Merrill Lynch Capital Canada Ltd.

10.3

Amendment No. 1, dated as of February 18, 2003, to the Credit Agreement dated as of November 1, 2001, among AmeriCredit ML Trust, AmeriCredit Financial Services, Inc., Merrill Lynch Mortgage Capital Inc., AmeriCredit Funding Corp. VIII, Bank One, NA and AmeriCredit Corp.

10.4

Amendment No. 1, dated as of February 27, 2003, to the Loan Agreement dated as of April 30, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Canada Funding Trust, CIBC Mellon Trust Company and Congress Financial Corporation (Canada)

10.5

Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of December 18, 2000, among AmeriCredit MTN Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.6

Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.7

Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of December 18, 2000, among AmeriCredit MTN Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.8

Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.9

Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.10

Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.11

Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.12

Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.13

Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.14

Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas

10.15

First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas

10.16

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Sale and Servicing Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; Supplement No. 3, dated March 5, 2003, to Amended and Restated Indenture, dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas; Amendment No. 2, dated March 5, 2003, to Annex A to the Amended and Restated Indenture and the Amended and Restated Sale and Servicing Agreement; and Amendment No. 1, dated March 5, 2003, to the Amended and Restated Custodian Agreement, dated February 22, 2002

10.17

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG

10.18

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG

10.19

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG

10.20

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG

10.21

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG

10.22

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG

10.23

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG

99.1	Clifton H. Morris, Jr.’s Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Daniel E. Berce’s Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.3	Preston A. Miller’s Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed with the Commission on April 3, 2003, announcing the transfer of $1.0 billion of auto receivables into a whole loan purchase facility. A report on Form 8-K was filed with the Commission on April 23, 2003, to report the Company’s press releases dated April 23, 2003, announcing a reorganization of the Company’s executive management team and third quarter earnings.

Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended March 31, 2003, reporting monthly information related to securitization trusts.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp. (Registrant)

Date: May 15, 2003	By:	/s/ Preston A. Miller (Signature)

Preston A. Miller Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Clifton H. Morris, Jr., Chairman of the Board and Chief Executive Officer of AmeriCredit Corp. (the “Company”), certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the “Report”);
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;
(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 5d-14) for the Company and we have (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the Audit Committee of the Board of Directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(6)	The Company’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ Clifton H. Morris, Jr.
Clifton H. Morris, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned Daniel E. Berce, President of AmeriCredit Corp. (the “Company”), certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the “Report”);
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;
(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 5d-14) for the Company and we have (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the Audit Committee of the Board of Directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(6)	The Company’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ Daniel E. Berce
Daniel E. Berce President

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 302

OF SARBANES-OXLEY ACT OF 2002

I, the undersigned, Preston A. Miller, Executive Vice President, Chief Financial Officer and Treasurer of AmeriCredit Corp. (the “Company”), certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the “Report”);
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;
(4)	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 5d-14) for the Company and we have (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the Audit Committee of the Board of Directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(6)	The Company’s other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ Preston A. Miller
Preston A. Miller Executive Vice President, Chief Financial Officer and Treasurer