Form 10-Q/A
period 2002-09-30
AMERICREDIT CORP
filed 2003-09-29
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were 152,870,245 shares of common stock, $0.01 par value outstanding as of October 31, 2002.

EXPLANATORY NOTE

AmeriCredit Corp. (the “Company”) hereby amends the Company’s Quarterly Report on the Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

The financial information for the three months ended September 30, 2002, has been restated. A review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain interest rate swap agreements that were entered into prior to fiscal 2001 and used to hedge interest rate risk on a portion of the Company’s cash flows from credit enhancement assets indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. See Note 2 to the Consolidated Financial Statements.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2002	June 30, 2002
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$70,087	$92,349
Finance receivables, net	2,041,316	2,198,391
Interest-only receivables from Trusts	556,285	506,583
Investments in Trust receivables	742,464	691,065
Restricted cash	386,499	343,570
Restricted cash – warehouse credit facilities	226,465	56,479
Property and equipment, net	118,874	120,505
Other assets	225,112	208,075

Total assets	$4,367,102	$4,217,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,820,409	$1,751,974
Senior notes	381,676	418,074
Other notes payable	64,534	66,811
Funding payable	138,508	126,893
Accrued taxes and expenses	228,855	194,260
Derivative financial instruments	85,072	85,922
Deferred income taxes	147,207	145,634

Total liabilities	2,866,261	2,789,568

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 91,749,486 and 91,716,416 shares issued	917	917
Additional paid-in capital	581,448	573,956
Accumulated other comprehensive income	61,075	70,843
Retained earnings	875,201	799,533

	1,518,641	1,445,249

Treasury stock, at cost (5,899,241 shares)	(17,800)	(17,800)

Total shareholders’ equity	1,500,841	1,427,449

Total liabilities and shareholders’ equity	$4,367,102	$4,217,017

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2002	2001
	(Restated)	(Restated)
Revenue
Finance charge income	$90,629	$96,797
Gain on sale of receivables	132,084	92,930
Servicing fee income	116,934	81,121
Other income	5,020	2,873

	344,667	273,721

Costs and expenses
Operating expenses	115,826	99,376
Provision for loan losses	65,784	14,842
Interest expense	40,019	35,590

	221,629	149,808

Income before income taxes	123,038	123,913

Income tax provision	47,370	47,707

Net income	75,668	76,206

Other comprehensive loss
Unrealized gains (losses) on credit enhancement assets	513	(5,222)
Unrealized losses on cash flow hedges	(10,825)	(40,388)
Foreign currency translation adjustment	(3,426)	(1,640)
Income tax benefit	3,970	17,560

Other comprehensive loss	(9,768)	(29,690)

Comprehensive income	$65,900	$46,516

Earnings per share
Basic	$0.88	$0.91

Diluted	$0.87	$0.85

Weighted average shares outstanding	85,839,717	83,888,338

Weighted average shares and assumed incremental shares	87,063,187	89,836,898

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2002	2001
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$75,668	$76,206
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,153	8,313
Provision for loan losses	65,784	14,842
Deferred income taxes	5,561	40,008
Accretion of present value discount	(52,353)	(32,864)
Impairment of credit enhancement assets	18,309	9,136
Non-cash gain on sale of auto receivables	(124,831)	(89,678)
Other	6,029
Distributions from Trusts, net of swap payments	63,262	70,733
Initial deposits to credit enhancement assets	(58,101)	(80,750)
Changes in assets and liabilities:
Other assets	(24,724)	(27,117)
Accrued taxes and expenses	34,877	15,914
Purchases of auto receivables held for sale	(647,647)	(2,014,193)
Principal collections and recoveries on auto receivables	74,370	61,335
Net proceeds from sale of auto receivables	2,495,353	1,705,429

Net cash provided (used) by operating activities	1,942,710	(242,686)

Cash flows from investing activities
Purchases of finance receivables	(1,822,523)
Purchases of property and equipment	(2,841)	(10,533)
Change in restricted cash – warehouse credit facilities	(170,010)	(10,650)
Change in other assets	4,233	(36,423)

Net cash used by investing activities	(1,991,141)	(57,606)

Cash flows from financing activities
Net change in warehouse credit facilities	69,332	253,563
Senior notes swap settlement	9,700
Retirement of senior notes	(39,631)
Borrowings under credit enhancement facility		46,250
Debt issuance costs	(9,230)	(1,911)
Net change in notes payable	(4,279)	2,595
Proceeds from issuance of common stock	372	10,509

Net cash provided by financing activities	26,264	311,006

Net (decrease) increase in cash and cash equivalents	(22,167)	10,714

Effect of exchange rate changes on cash and cash equivalents	(95)	38

Cash and cash equivalents at beginning of period	92,349	45,016

Cash and cash equivalents at end of period	$70,087	$55,768

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

The consolidated financial statements as of September 30, 2002, and for the three months ended September 30, 2002 and 2001, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Certain prior year amounts, including reclassification of certain cash accounts on the consolidated balance sheets as well as initial deposits to credit enhancement assets and purchases, sales, and principal collections and recoveries on receivables held for sale in the consolidated statements of cash flows, have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended June 30, 2002 that are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

NOTE 2 – RESTATEMENT

On August 25, 2003, the Company issued a press release reporting a restatement of its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, as a result of a review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain interest rate swap agreements that were entered into prior to 2001 and used to hedge interest rate risk on a portion of its cash flows from credit enhancement assets.

The Company enters into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income.

Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. Additionally, in conjunction with the reclassification of unrealized losses to net income, the Company also recorded an other-than-temporary impairment during the June 2002 quarter that resulted in a write down of credit enhancement assets and a $4.9 million, net of tax, decrease in shareholders’ equity at June 30, 2002. The restatement had no effect on the cash flows of such transactions.

The restatement resulted in the following changes to prior period financial statements (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Servicing fee income:
Previous	$108,075	$85,235
As restated	116,934	81,121
Income before income taxes:
Previous	$114,179	$128,027
As restated	123,038	123,913
Net income:
Previous	$70,220	$78,737
As restated	75,668	76,206
Diluted earnings per share:
Previous	$0.81	$0.88
As restated	0.87	0.85

	September 30, 2002	June 30, 2002
Credit enhancement assets:
Previous	$1,685,248	$1,549,132
As restated	1,685,248	1,541,218
Accumulated other comprehensive income:
Previous	$33,610	$42,797
As restated	61,075	70,843
Shareholder’s equity:
Previous	$1,500,841	$1,432,316
As restated	1,500,841	1,427,449

NOTE 3 – FINANCE RECEIVABLE

Finance receivables consist of the following (in thousands):

	September 30, 2002	June 30, 2002
Auto receivables	$2,156,471	$2,261,718
Less nonaccretable acquisition fees	(40,259)	(40,618)
Less allowance for loan losses	(74,896)	(22,709)

	$2,041,316	$2,198,391

Because of the Company’s decision to change the structure of its future securitization transactions to no longer meet the criteria for sales of finance receivables (see Note 4), finance receivables are carried at amortized cost at September 30, 2002. At June 30, 2002, finance receivables were classified as “held for sale” and carried at the lower of cost or fair value.

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

NOTE 4 – SECURITIZATIONS

The Company has historically structured its securitization transactions to meet the criteria for sales of finance receivables under generally accepted accounting principles in the United States of America. Thus, the Company recorded a gain on sale of receivables when it sold auto receivables in a securitization transaction.

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

Credit enhancement assets consist of the following (in thousands):

	September 30, 2002	June 30, 2002

Interest-only receivables from Trusts	$556,285	$506,583

Investments in Trust receivables	742,464	691,065

Restricted cash	386,499	343,570

	$1,685,248	$1,541,218

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Balance at beginning of period	$1,541,218	$1,151,275
Initial deposits to credit enhancement assets	58,101	80,750
Non-cash gain on sale of auto receivables	124,831	89,678
Payments on credit enhancement facility		(15,827)
Distributions from Trusts	(78,376)	(83,353)
Accretion of present value discount	53,772	15,217
Other-than-temporary impairment	(18,309)	(9,136)
Change in unrealized gain	5,033	16,213
Foreign currency translation adjustment	(1,022)

Balance at end of period	$1,685,248	$1,244,817

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

Accretion of present value discount and other also includes other than temporary impairment charges of $18.3 million and $9.1 million as of September 30, 2002 and 2001, respectively, since the increase in cumulative credit loss assumptions decreased the present value of anticipated cash flows below the carrying value of the credit enhancement assets.

Unrealized gains (losses) generally represent changes in the fair value of credit enhancement assets as a result of differences between actual securitization pool performance and the original assumptions for such performance or changes in those assumptions as to future securitization pool performance.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

	Three Months Ended September 30,
	2002	2001
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets at the balance sheet dates are as follows:

	September 30, 2002	June 30, 2002
Cumulative credit losses (including remaining unrealized gains at time of sale)	11.1% – 12.5%	10.4% – 12.7%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

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

NOTE 5 – WAREHOUSE CREDIT FACILITIES

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

NOTE 6 – SENIOR NOTES

In July 2002, the Company used a portion of the proceeds from the issuance of $175.0 million 9.25% senior notes due in May 2009 to redeem the remaining $39.6 million 9.25% senior notes due in May 2004.

NOTE 7 – WARRANTS

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

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2002	2001
Interest costs (none capitalized)	$37,583	$36,052

Income taxes	17,362	157

During the three months ended September 30, 2002 and 2001, the Company entered into capital lease agreements for property and equipment of $2.1 million and $11.8 million, respectively.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2002, the Company had interest rate swap agreements with underlying notional amounts of $1,178.8 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $52.0 million and $41.2 million as of September 30 and June 30, 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the period ended September 30, 2002. The Company estimates approximately $22.6 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the derivative financial instruments exceeds an agreed upon amount. As of September 30 and June 30, 2002, these restricted cash accounts totaled $52.9 million and $56.5 million, respectively, and are included in other assets in the consolidated balance sheets.

NOTE 10 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Weighted average shares outstanding	85,839,717	83,888,338

Incremental shares resulting from assumed conversions:
Stock options	1,208,675	5,948,560
Warrants	14,795

	1,223,470	5,948,560

Weighted average shares and assumed incremental shares	87,063,187	89,836,898

Net income	$75,668	$76,206

Earnings per share:

Basic	$0.88	$0.91

Diluted	$0.87	$0.85

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

Options to purchase approximately 8.3 million and 0.4 million shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of earnings per share because the option exercise price was greater than the market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 11 – LIQUIDITY

The Company believes that it will continue to require the execution of securitization transactions in order to fund its liquidity needs in fiscal 2003. There can be no assurance that funding will be available to the Company through this source or, if available, that it will be on terms acceptable to it. If the Company is unable to execute securitization transactions on a regular basis, it may be required to significantly decrease loan origination activities and implement expense reductions, all of which may have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

NOTE 12 – LITIGATION

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

NOTE 13 – SUBSEQUENT EVENT

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

NOTE 14 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non– Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$70,087			$70,087
Finance receivables, net		335,048	$1,706,268		2,041,316
Interest-only receivables from Trusts		4,957	551,328		556,285
Investments in Trust receivables		19,416	723,048		742,464
Restricted cash		2,793	383,706		386,499
Restricted cash – warehouse credit facilities			226,465		226,465
Property and equipment, net	$349	118,525			118,874
Other assets	10,237	190,924	23,951		225,112
Due from affiliates	937,996		1,697,649	$(2,635,645)
Investment in affiliates	1,035,656	3,223,107	20,465	(4,279,228)

Total assets	$1,984,238	$3,964,857	$5,332,880	$(6,914,873)	$4,367,102

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,820,409		$1,820,409
Senior notes	$381,676				381,676
Other notes payable	61,580	$2,954			64,534
Funding payable		137,526	982		138,508
Accrued taxes and expenses	69,384	156,528	2,943		228,855
Derivative financial instruments		85,072			85,072
Due to affiliates		2,635,645		$(2,635,645)
Deferred income taxes	(29,243)	(12,072)	188,522		147,207

Total liabilities	483,397	3,005,653	2,012,856	(2,635,645)	2,866,261

Shareholders’ equity:
Common stock	917	32,779	83,408	(116,187)	917
Additional paid-in capital	581,448	26,237	2,046,619	(2,072,856)	581,448
Accumulated other comprehensive income (loss)	61,075	(19,631)	108,258	(88,627)	61,075
Retained earnings	875,201	919,819	1,081,739	(2,001,558)	875,201

	1,518,641	959,204	3,320,024	(4,279,228)	1,518,641
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,500,841	959,204	3,320,024	(4,279,228)	1,500,841

Total liabilities and shareholders’ equity	$1,984,238	$3,964,857	$5,332,880	$(6,914,873)	$4,367,102

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non– Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$90,806	$1,543		$92,349
Receivables held for sale, net		430,573	1,767,818		2,198,391
Interest-only receivables from Trusts		7,828	498,755		506,583
Investments in Trust receivables		15,609	675,456		691,065
Restricted cash		2,906	340,664		343,570
Restricted cash—warehouse credit facilities			56,479		56,479
Property and equipment, net	$349	120,156			120,505
Other assets	16,748	173,383	17,944		208,075
Due from affiliates	985,354		1,766,102	$(2,751,456)
Investment in affiliates	961,472	3,181,643	21,269	(4,164,384)

Total assets	$1,963,923	$4,022,904	$5,146,030	$(6,915,840)	$4,217,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,751,974		$1,751,974
Senior notes	$418,074				418,074
Other notes payable	63,569	$3,242			66,811
Funding payable		126,091	802		126,893
Accrued taxes and expenses	39,925	151,106	3,229		194,260
Derivative financial instruments		85,922			85,922
Due to affiliates		2,751,456		$(2,751,456)
Deferred income taxes	14,906	20,062	110,666		145,634

Total liabilities	536,474	3,137,879	1,866,671	(2,751,456)	2,789,568

Shareholders’ equity:
Common stock	917	32,779	83,408	(116,187)	917
Additional paid-in capital	573,956	26,237	2,126,942	(2,153,179)	573,956
Accumulated other comprehensive income (loss)	70,843	(7,588)	112,910	(105,322)	70,843
Retained earnings	799,533	833,597	956,099	(1,789,696)	799,533

	1,445,249	885,025	3,279,359	(4,164,384)	1,445,249
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,427,449	885,025	3,279,359	(4,164,384)	1,427,449

Total liabilities and shareholders’ equity	$1,963,923	$4,022,904	$5,146,030	$(6,915,840)	$4,217,017

AmeriCredit Corp.

Consolidating Income Statement

Three Months Ended September 30, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non– Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$18,439	$72,190		$90,629
Gain on sale of receivables		1,737	130,347		132,084
Servicing fee income		93,516	23,418		116,934
Other income	$8,282	136,221	305,776	$(445,259)	5,020
Equity in income of affiliates	81,881	129,981		(211,862)

	90,163	379,894	531,731	(657,121)	344,667

Costs and expenses
Operating expenses	1,416	108,495	5,915		115,826
Provision for loan losses		53,591	12,193		65,784
Interest expense	16,967	158,980	309,331	(445,259)	40,019

	18,383	321,066	327,439	(445,259)	221,629

Income before income taxes	71,780	58,828	204,292	(211,862)	123,038

Income tax (benefit) provision	(3,888)	(27,394)	78,652		47,370

Net income	$75,668	$86,222	$125,640	$(211,862)	$75,668

AmeriCredit Corp.

Consolidating Income Statement

Three Months Ended September 30, 2001

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non– Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$23,208	$73,589		$96,797
Gain on sale of receivables		3,855	89,075		92,930
Servicing fee income		63,000	18,121		81,121
Other income	$11,263	133,122	79,316	$(220,828)	2,873
Equity in income of affiliates	76,992	84,877		(161,869)

	88,255	308,062	260,101	(382,697)	273,721

Costs and expenses
Operating expenses	2,508	91,003	5,865		99,376
Provision for loan losses		2,172	12,670		14,842
Interest expense	10,034	142,831	103,553	(220,828)	35,590

	12,542	236,006	122,088	(220,828)	149,808

Income before income taxes	75,713	72,056	138,013	(161,869)	123,913

Income tax (benefit) provision	(493)	(4,936)	53,136		47,707

Net income	$76,206	$76,992	$84,877	$(161,869)	$76,206

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non– Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$75,668	$86,222		$125,640		$(211,862)	$75,668
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,021	6,414		3,718			11,153
Provision for loan losses			53,591		12,193			65,784
Deferred income taxes		(44,037)	(29,053)		78,651			5,561
Accretion of present value discount			6,101		(58,454)			(52,353)
Impairment of credit enhancement assets					18,309			18,309
Non-cash gain on sale of auto receivables			160		(124,991)			(124,831)
Other		6,029						6,029
Distributions from Trusts, net of swap payments			(15,114)		78,376			63,262
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(81,881)	(129,981)				211,862
Changes in assets and liabilities:
Other assets		583	(23,597)		(1,710)			(24,724)
Accrued taxes and expenses		29,459	5,700		(282)			34,877
Purchases of auto receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on auto receivables			7,928		66,442			74,370
Net proceeds from sale of auto receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(13,158)	1,834,108		121,760			1,942,710

Cash flows from investing activities:
Purchases of finances receivables			(1,822,523)					(1,822,523)
Purchases of property and equipment			(2,841)					(2,841)
Change in restricted cash—warehouse credit facilities					(170,010)			(170,010)
Change in other assets			3,610		623			4,233
Net change in investment in affiliates		1,356	79,520		803		(81,679)

Net cash provided (used) by investing activities		1,356	(1,742,234)		(168,584)		(81,679)	(1,991,141)

Cash flows from financing activities:
Net change in warehouse credit facilities					69,332			69,332
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(581)			(8,649)			(9,230)
Net change in notes payable		(4,115)	(164)					(4,279)
Proceeds from issuance of common stock		372			(80,323)		80,323	372
Net change in due (to) from affiliates		49,484	(112,189)		64,923		(2,218)

Net cash provided (used) by financing activities		15,229	(112,353)		45,283		78,105	26,264

Net increase (decrease) in cash and cash equivalents		3,427	(20,479)		(1,541)		(3,574)	(22,167)

Effect of exchange rate changes on cash and cash equivalents		(3,427)	(240)		(2)		3,574	(95)

Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$70,087	$		$		$70,087

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2001

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non– Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$76,206	$76,992		$84,877		$(161,869)	$76,206
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		729	5,937		1,647			8,313
Provision for loan losses			2,172		12,670			14,842
Deferred income taxes		(8,192)	5,488		42,712			40,008
Accretion of present value discount					(32,864)			(32,864)
Impairment of credit enhancement assets					9,136			9,136
Non-cash gain on sale of auto receivables					(89,678)			(89,678)
Distributions from Trusts, net of swap payments			(12,620)		83,353			70,733
Initial deposits to credit enhancement assets					(80,750)			(80,750)
Equity in income of affiliates		(76,992)	(84,877)				161,869
Changes in assets and liabilities:
Other assets		905	(23,814)		(4,208)			(27,117)
Accrued taxes and expenses		5,540	12,178		(1,804)			15,914
Purchases of auto receivables			(2,014,193)		(2,086,733)		2,086,733	(2,014,193)
Principal collections and recoveries on auto receivables			(5,008)		66,343			61,335
Net proceeds from sale of auto receivables			2,086,733		1,705,429		(2,086,733)	1,705,429

Net cash (used) provided by operating activities		(1,804)	48,988		(289,870)			(242,686)

Cash flows from investing activities:
Purchases of property and equipment			(10,533)					(10,533)
Change in restricted cash— warehouse credit facilities			(1,749)		(8,901)			(10,650)
Change in other assets			(28,701)		(7,722)			(36,423)
Net change in investment in affiliates		(6,265)	(319,005)		21,542		303,728

Net cash (used) provided by investing activities		(6,265)	(359,988)		4,919		303,728	(57,606)

Cash flows from financing activities:
Net change in warehouse credit facilities			17,129		236,434			253,563
Borrowings under credit enhancement facility					46,250			46,250
Debt issuance costs		(58)			(1,853)			(1,911)
Net change in notes payable		2,595						2,595
Proceeds from issuance of common stock		10,509	(10,339)		315,768		(305,429)	10,509
Net change in due (to) from affiliates		(3,337)	314,985		(311,648)

Net cash provided by financing activities		9,709	321,775		284,951		(305,429)	311,006

Net increase (decrease) in cash cash and cash equivalents		1,640	10,775				(1,701)	10,714
Effect of exchange rate changes on cash and cash equivalents		(1,640)	(23)				1,701	38
Cash and cash equivalents at beginning of period			45,016					45,016

Cash and cash equivalents at end of period	$		$55,768	$		$		$55,768

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

On August 25, 2003, the Company issued a press release reporting a restatement of its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, as a result of a review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain interest rate swap agreements that were entered into prior to 2001 and used to hedge interest rate risk on a portion of its cash flows from credit enhancement assets.

The Company enters into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. Additionally, in conjunction with the reclassification of unrealized losses to net income, the Company also recorded an other-than-temporary impairment during the June 2002 quarter that resulted in a write down of credit enhancement assets and a $4.9 million, net of tax, decrease in shareholders’ equity at June 30, 2002. The restatement had no effect on the cash flows of such transactions.

The restatement resulted in the following changes to prior period financial statements (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Servicing fee income:
Previous	$108,075	$85,235
As restated	116,934	81,121
Income before income taxes:
Previous	$114,179	$128,027
As restated	123,038	123,913
Net income:
Previous	$70,220	$78,737
As restated	75,668	76,206
Diluted earnings per share:
Previous	$0.81	$0.88
As restated	0.87	0.85

	September 30, 2002	June 30, 2002
Credit enhancement assets:
Previous	$1,685,248	$1,549,132
As restated	1,685,248	1,541,218
Accumulated other comprehensive income:
Previous	$33,610	$42,797
As restated	61,075	70,843
Shareholder’s equity:
Previous	$1,500,841	$1,432,316
As restated	1,500,841	1,427,449

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

Derivative financial instruments

The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), on July 1, 2000. Unrealized gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted. Accordingly, the Company did not record a transition adjustment from the adoption of SFAS 133.

The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The interest rates on the floating rate securities issued by the Trusts are indexed to various London Interbank Offered Rates (“LIBOR”). The Company utilizes interest rate swap agreements to convert floating rate exposures on securities issued by the Trusts to fixed rates, hedging the variability in future excess cash flows to be received by the Company over the life of the securitization attributable to interest rate risk. These interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging the Company’s exposure to interest rate risk from both an accounting and economic perspective.

The fair value of the interest rate swap agreements is included in the Company’s consolidated balance sheets, and the related unrealized gains or losses on these agreements are deferred and included in shareholders’ equity as a component of accumulated other comprehensive income. These unrealized gains or losses are recognized as an adjustment to income over the same period in which cash flows from the related credit enhancement assets affect earnings. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged asset, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in income.

During fiscal 2002, the Company also utilized an interest rate swap agreement to hedge the change in fair value of certain of its fixed rate senior notes. The change in fair value of the interest rate swap agreement and the senior notes were recognized in income. The interest rate swap agreement has been terminated and the previous adjustments to the carrying value of the senior notes are being amortized into interest expense over the expected life of the senior notes on an effective yield basis.

The Company formally documents all relationships between interest rate swap agreements and the underlying asset, liability or cash flows being hedged, as well as its risk management objective and strategy for undertaking the hedge transactions. At hedge inception and at least quarterly, the Company also formally assesses whether the interest rate swap agreements that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair value of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be highly effective as a hedge.

The Company also utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The Trusts and the Company’s wholly-owned special purpose finance subsidiaries typically purchase interest rate cap agreements to limit variability in excess cash flows from receivables sold to the Trusts or financed under warehouse credit facilities due to potential increases in interest rates. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The interest rate cap agreement purchaser bears no obligation or liability if interest rates fall below the “cap” rate. The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreements purchased and sold by the Company is included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets. The intrinsic value of the interest rate cap agreements purchased by the Trusts is reflected in the valuation of the credit enhancement assets.

The Company does not hold any interest rate cap or swap agreements for trading purposes.

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

Servicing fee income increased to $116.9 million, or 3.5% of average serviced auto receivables, for the three months ended September 30, 2002, compared to $81.1 million, or 3.7% of average serviced auto receivables, for the three months ended September 30, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other than temporary impairment charges of $18.3 million and $9.1 million for the three months ended September 30, 2002 and 2001, respectively. The growth in servicing fee income is attributable to the increase in average serviced auto receivables outstanding for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

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

The provision for loan losses increased to $65.8 million for the three months ended September 30, 2002, from $14.8 million for the three months ended September 30, 2001. As a percentage of average finance receivables owned, the provision for loan losses was 13.3% and 3.0% for the three months ended September 30, 2002 and 2001, respectively. Approximately $46.2 million of this increase is due to the Company’s transition to a securitization transaction structure that will be accounted for as a secured financing. Under this new structure, finance receivables will remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables will be charged to the Company’s allowance for loan losses. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will increase the severity of charge-offs.

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

Other Comprehensive Income:

The unrealized gains (losses) on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended September 30,
	2002	2001
Unrealized gains at time of sale	$11,091	$10,066
Unrealized holding losses related to changes in credit loss assumptions	(15,374)	(50,608)
Unrealized holding gains related to changes in interest rates	9,316	59,681
Net reclassification into earnings	(4,520)	(24,361)

	$513	$(5,222)

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

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 11.1% to 12.5% as of September 30, 2002, from a range of 10.4% to 12.7% as of June 30, 2002, resulting in an unrealized holding loss of $15.4 million for the three months ended September 30, 2002. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to continued weakness in the general economy during the three months ended September 30, 2002.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 9.9% to 12.5% as of September 30, 2001, from a range of 8.7% to 11.7% as of June 30, 2001, resulting in an unrealized holding loss of $50.6 million for the three months ended September 30, 2001. The range of cumulative credit loss assumptions was increased to reflect expectations for higher future losses due to expectations of a general decline in the economy during the three months ended September 30, 2001.

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

Net unrealized gains of $4.5 million and $24.4 million were reclassified into earnings during the three months ended September 30, 2002 and 2001, respectively, and relate primarily to recognition of excess estimated cash flows and actual cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $4.5 million of net unrealized gains recognized during the period is $6.3 million related to fluctuations in interest rates offset by cash flow hedges described below.

Another component of other comprehensive income is unrealized losses on cash flow hedges. Unrealized losses on cash flow hedges were $10.8 million for the three months ended September 30, 2002, compared to $40.4 million for the three months ended September 30, 2001. Expectations that short-term market interest rates will remain lower for an extended period of time during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, resulted in an increase in the liability related to the Company’s interest rate swap agreements. Unrealized losses on cash flow hedges are reclassified into earnings as the Company’s unrealized gains or losses related to interest rate fluctuations on its credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $8.6 million and $3.8 million for the three months ended September 30, 2002 and 2001, respectively.

Net Margin:

A key measure of the Company’s performance is net margin. Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected in the consolidated income statements is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge and other income	$95,649	$99,670
Interest expense	(40,019)	(35,590)

Net margin	$55,630	$64,080

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including on-book and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Analysis of net margin on a managed basis allows the Company to determine which origination channels and loan products are most profitable, guides the Company in making pricing decisions for loan products and indicates if sufficient spread exists between the Company’s revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as a sale.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge and other income	$686,728	$512,544
Interest expense	(201,990)	(179,492)

Net margin	$484,738	$333,052

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge and other income	17.8%	18.9%
Interest expense	(5.2)	(6.6)

Net margin as a percentage of average managed finance receivables	12.6%	12.3%

Average managed finance receivables	$15,298,014	$10,757,878

Net margin as a percentage of average managed finance receivables increased for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income (in thousands):

	Three Months Ended September 30,
	2002	2001
Finance charge and other income per consolidated statements of income	$95,649	$99,670
Adjustments to reflect income earned on receivables in gain on sale Trusts	591,079	412,874

Managed basis finance charge and other income	$686,728	$512,544

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

	Three Months Ended September 30,
	2002	2001
Interest expense per consolidated statements of income	$40,019	$35,590
Adjustments to reflect interest expense incurred on receivables in gain on sale Trusts	161,971	143,902

Managed basis interest expense	$201,990	$179,492

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2002
	Owned	Serviced	Total Managed
Principal amount of receivables	$2,156,471	$13,590,732	$15,747,203

Allowance for loan losses and nonaccretable acquisition fees	(115,155)

Receivables, net	$2,041,316

Number of outstanding contracts	146,782	1,044,048	1,190,830

Average principal amount of outstanding contract (in dollars)	$14,692	$13,017	$13,224

Allowance for loan losses and nonaccretable acquisition fees as a Percentage of receivables	5.3%

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

The Company believes that it will continue to require the execution of securitization transactions in order to fund its liquidity needs in fiscal 2003. There can be no assurance that funding will be available to the Company through this source or, if available, that it will be on terms acceptable to it. If the Company is unable to execute securitization transactions on a regular basis, it may be required to significantly decrease loan origination activities and implement expense reductions, all of which may have a material adverse affect on the Company’s ability to achieve its business and financial objectives.

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

In addition, the Company utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The interest rate cap agreement purchaser bears no obligation or liability if interest rates fall below the “cap” rate. The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. The Company simultaneously sells a corresponding interest rate cap agreement in order to offset the purchased interest rate cap agreement. The fair value of the interest rate cap agreements purchased and sold by the Company is included in other assets and liabilities on the Company’s consolidated balance sheets. The fair value of the interest rate cap agreements purchased by the Trusts is considered in the valuation of the credit enhancement assets.

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

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

*10.1	Supplement No. 1 to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated July 31, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company
*10.2	Supplement No. 2 to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated October 15, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company
31.1	Officers’ Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Previously filed

(b)	Reports on Form 8-K

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

AmeriCredit Corp. (Registrant)

Date:	September 29, 2003	By:	/s/ Preston A. Miller
(Signature) Preston A. Miller Executive Vice President, Chief Financial Officer and Treasurer