Form 10-Q/A
period 2002-12-31
AMERICREDIT CORP
filed 2003-09-29
CIK 804269

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

EXPLANATORY NOTE

AmeriCredit Corp. (the “Company”) hereby amends the Company’s Quarterly Report on the Form 10-Q for the six months ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003.

The financial information for the six months ended December 31, 2002, has been restated. A review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain interest rate swap agreements that were entered into prior to fiscal 2001 and used to hedge interest rate risk on a portion of the Company’s cash flows from credit enhancement assets indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. See Note 2 to the Consolidated Financial Statements.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2002	June 30, 2002
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$179,783	$92,349
Finance receivables, net	3,779,648	2,198,391
Interest-only receivables from Trusts	356,805	506,583
Investments in Trust receivables	791,343	691,065
Restricted cash - gain on sale Trusts	356,138	343,570
Restricted cash - securitization notes payable	117,205
Restricted cash - warehouse credit facilities	303,420	56,479
Property and equipment, net	121,320	120,505
Other assets	284,359	208,075

Total assets	$6,290,021	$4,217,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,750,000	$1,751,974
Securitization notes payable	1,792,399
Senior notes	379,668	418,074
Other notes payable	69,683	66,811
Funding payable	122,278	126,893
Accrued taxes and expenses	163,210	194,260
Derivative financial instruments	88,020	85,922
Deferred income taxes	34,123	145,634

Total liabilities	4,399,381	2,789,568

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 160,269,486 and 91,716,416 shares issued	1,603	917
Additional paid-in capital	1,063,852	573,956
Accumulated other comprehensive (loss) income	23,077	70,843
Retained earnings	818,897	799,533

	1,907,429	1,445,249
Treasury stock, at cost (5,564,309 and 5,899,241 shares)	(16,789)	(17,800)

Total shareholders’ equity	1,890,640	1,427,449

Total liabilities and shareholders’ equity	$6,290,021	$4,217,017

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Finance charge income	$133,943	$80,027	$224,572	$176,824
Servicing fee income	4,910	73,132	121,844	154,253
Gain on sale of receivables		108,690	132,084	201,620
Other income	5,613	3,377	10,633	6,250

	144,466	265,226	489,133	538,947

Costs and expenses
Operating expenses	109,242	108,390	225,068	207,766
Provision for loan losses	86,892	16,667	152,676	31,509
Interest expense	39,884	30,557	79,903	66,147

	236,018	155,614	457,647	305,422

(Loss) income before income taxes	(91,552)	109,612	31,486	233,525
Income tax (benefit) provision	(35,248)	42,200	12,122	89,907

Net (loss) income	(56,304)	67,412	19,364	143,618

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(95,037)	22,947	(94,524)	17,725
Unrealized gains (losses) on cash flow hedges	32,756	25,651	21,931	(14,737)
Canadian currency translation adjustment	305	(421)	(3,121)	(2,061)
Income tax benefit (provision)	23,978	(18,710)	27,948	(1,150)

Other comprehensive (loss) income	(37,998)	29,467	(47,766)	(223)

Comprehensive (loss) income	$(94,302)	$96,879	$(28,402)	$143,395

(Loss) earnings per share
Basic	$(0.37)	$0.80	$0.16	$1.71

Diluted	$(0.37)	$0.76	$0.16	$1.61

Weighted average shares outstanding	153,001,207	84,546,353	119,420,462	84,217,345

Weighted average shares and assumed incremental shares	153,001,207	88,669,914	120,032,197	89,253,406

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2002	2001
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$19,364	$143,618
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	22,536	16,469
Provision for loan losses	152,676	31,509
Deferred income taxes	(82,918)	5,340
Accretion of present value discount	(49,962)	(47,154)
Impairment of credit enhancement assets	88,958	16,441
Non-cash gain on sale of receivables	(124,831)	(189,537)
Other	4,240
Distributions from Trusts, net of swap payments	111,118	127,863
Initial deposits to credit enhancement assets	(58,101)	(255,500)
Changes in assets and liabilities:
Other assets	(16,549)	(29,465)
Accrued taxes and expenses	(28,695)	43,225
Purchases of receivables held for sale	(647,647)	(4,072,045)
Principal collections and recoveries on receivables held for sale	74,370	117,895
Net proceeds from sale of receivables	2,495,353	3,578,594

Net cash provided (used) by operating activities	1,959,912	(512,747)

Cash flows from investing activities
Purchases of receivables	(3,804,650)
Principal collections and recoveries on receivables	143,872
Purchases of property and equipment	(2,333)	(24,839)
Change in restricted cash - securitization notes payable	(117,205)
Change in restricted cash - warehouse credit facilities	(246,947)	(38,154)
Change in other assets	(65,587)	(46,334)

Net cash used by investing activities	(4,092,850)	(109,327)

Cash flows from financing activities
Net change in warehouse credit facilities	(1,465)	428,655
Issuance of securitization notes	1,837,591
Payments on securitization notes	(45,132)
Senior notes swap settlement	9,700
Retirement of senior notes	(39,631)
Borrowings under credit enhancement facility		182,500
Debt issuance costs	(13,683)	(2,857)
Net change in notes payable	(8,226)	10,951
Net proceeds from issuance of common stock	481,317	11,245

Net cash provided by financing activities	2,220,471	630,494

Net increase in cash and cash equivalents	87,533	8,420
Effect of Canadian exchange rate changes on cash and cash equivalents	(99)	11
Cash and cash equivalents at beginning of period	92,349	45,016

Cash and cash equivalents at end of period	$179,783	$53,447

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

The consolidated financial statements as of December 31, 2002, and for the six months ended December 31, 2002 and 2001, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Certain prior year amounts, including the reclassification of certain cash accounts on the consolidated balance sheets as well as initial deposits to credit enhancement assets and purchases, sales, and principal collections and recoveries on receivables held for sale on the consolidated statements of cash flows, have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 2 - RESTATEMENT

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

The restatement resulted in the following changes to prior period financial statements (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Servicing fee income:
Previous	$23,786	$94,571	$131,861	$179,806
As restated	4,910	73,132	121,844	154,253
(Loss) income before taxes:
Previous	$(72,676)	$131,051	$41,503	$259,078
As restated	(91,552)	109,612	31,486	233,525
Net (loss) income:
Previous	$(44,696)	$80,596	$25,524	$159,333
As restated	(56,304)	67,412	19,364	143,618
Diluted (loss) earnings per share:
Previous	$(0.29)	$0.91	$0.21	$1.79
As restated	(0.37)	0.76	0.16	1.61

	December 31, 2002	June 30, 2002
Credit enhancement assets:
Previous	$1,504,286	$1,549,132
As restated	1,504,286	1,541,218
Accumulated other comprehensive (loss) income:
Previous	$(15,996)	$42,797
As restated	23,077	70,843
Shareholder’s equity:
Previous	$1,890,640	$1,432,316
As restated	1,890,640	1,427,449

NOTE 3 - LIQUIDITY

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

NOTE 4 – SECURITIZATIONS

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
Distributions from Trusts, net of swap payments:
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

NOTE 5 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2002	June 30, 2002
Finance receivables owned	$2,017,242	$2,261,718
Finance receivables securitized	1,980,839
Less nonaccretable acquisition fees	(75,350)	(40,618)
Less allowance for loan losses	(143,083)	(22,709)

	$3,779,648	$2,198,391

Because of the Company’s decision to change the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables (see Note 4), finance receivables are carried at amortized cost at December 31, 2002. At June 30, 2002, finance receivables were classified as held for sale and carried at the lower of cost or fair value.

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

NOTE 6 - CREDIT ENHANCEMENT ASSETS

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

Credit enhancement assets consist of the following (in thousands):

	December 31, 2002	June 30, 2002
Gain on sale Trusts:
Interest-only receivables from Trusts	$356,805	$506,583
Investments in Trust receivables	791,343	691,065
Restricted cash	356,138	343,570

	$1,504,286	$1,541,218

Secured financing Trusts:
Restricted cash	$117,205

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Balance at beginning of period	$1,685,248	$1,244,817	$1,541,218	$1,151,275
Initial deposits to credit enhancement assets		174,750	58,101	255,500
Non-cash gain on sale of receivables		99,859	124,831	189,537
Payments on credit enhancement facility		(9,192)		(25,019)
Distributions from Trusts	(61,567)	(75,630)	(139,943)	(158,983)
Accretion of present value discount	20,391	28,424	74,163	43,641
Other-than-temporary impairment	(70,649)	(7,305)	(88,958)	(16,441)
(Decrease) increase in unrealized gain	(69,254)	44,951	(64,221)	61,164
Canadian currency translation adjustment	117		(905)

Balance at end of period	$1,504,286	$1,500,674	$1,504,286	$1,500,674

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

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and are retained by the Trust to increase restricted cash or investments in Trust receivables. Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts. The required percentage level of assets will increase if targeted delinquency and net loss ratios are exceeded (see Note 3). Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced.

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

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	December 31, 2002	June 30, 2002
Cumulative credit losses (including remaining unrealized gains at time of sale)	10.7% - 13.6%	10.4% - 12.7%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

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

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheet as restricted cash - securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset but will be recognized through earnings in future periods.

NOTE 7 - WAREHOUSE CREDIT FACILITIES

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

NOTE 8 - SECURITIZATION NOTES PAYABLE

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

NOTE 9 - SENIOR NOTES

In July 2002, the Company used a portion of the proceeds from the issuance of $175.0 million 9.25% senior notes due in May 2009 to redeem the remaining $39.6 million 9.25% senior notes due in May 2004.

NOTE 10 - COMMON STOCK

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

NOTE 11 - WARRANTS

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2002	2001
Interest costs (none capitalized)	$79,275	$65,335
Income taxes	110,286	40,097

During the six months ended December 31, 2002 and 2001, the Company entered into capital lease agreements for property and equipment of $11.2 million and $18.5 million, respectively.

NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2002, the Company had interest rate swap agreements with underlying notional amounts of $2,173.0 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $19.3 million and $41.2 million as of December 31 and June 30, 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the three and six month periods ended December 31, 2002. The Company estimates approximately $14.3 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the derivative financial instruments exceeds an agreed upon amount. As of December 31 and June 30, 2002, these restricted cash accounts totaled $56.5 million and are included in other assets on the consolidated balance sheets.

NOTE 14 - EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Weighted average shares outstanding	153,001,207	84,546,353	119,420,462	84,217,345
Incremental shares resulting from assumed conversions:
Stock options		4,123,561	604,337	5,036,061
Warrants			7,398

		4,123,561	611,735	5,036,061

Weighted average shares and assumed incremental shares	153,001,207	88,669,914	120,032,197	89,253,406

Net (loss) income	$(56,304)	$67,412	$19,364	$143,618

(Loss) earnings per share:
Basic	$(0.37)	$0.80	$0.16	$1.71

Diluted	$(0.37)	$0.76	$0.16	$1.61

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (see Note 16). As of December 31, 2002, the carrying value of the senior notes was $379.7 million.

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

NOTE 16 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$179,783			$179,783
Finance receivables, net		529,136	$3,250,512		3,779,648
Interest-only receivables from Trusts		1,054	355,751		356,805
Investments in Trust receivables		20,719	770,624		791,343
Restricted cash - gain on sale Trusts		2,805	353,333		356,138
Restricted cash - securitization notes payable		10,890	106,315		117,205
Restricted cash - warehouse credit facilities			303,420		303,420
Property and equipment, net	$349	120,971			121,320
Other assets	9,324	253,322	21,713		284,359
Due from affiliates	1,324,385		3,491,590	$(4,815,975)
Investment in affiliates	944,772	4,907,226	37,393	(5,889,391)

Total assets	$2,278,830	$6,025,906	$8,690,651	$(10,705,366)	$6,290,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,750,000		$1,750,000
Securitization notes payable			1,811,416	$(19,017)	1,792,399
Senior notes	$379,668				379,668
Other notes payable	66,882	$2,801			69,683
Funding payable		121,191	1,087		122,278
Accrued taxes and expenses	22,955	132,794	7,461		163,210
Derivative financial instruments		88,020			88,020
Due to affiliates		4,815,975		(4,815,975)
Deferred income taxes	(81,315)	(38,507)	153,945		34,123

Total liabilities	388,190	5,122,274	3,723,909	(4,834,992)	4,399,381

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,063,852	26,237	3,739,421	(3,765,658)	1,063,852
Accumulated other comprehensive income (loss)	23,077	(20,721)	83,239	(62,518)	23,077
Retained earnings	818,897	860,397	1,051,916	(1,912,313)	818,897

	1,907,429	903,632	4,966,742	(5,870,374)	1,907,429
Treasury stock	(16,789)				(16,789)

Total shareholders’ equity	1,890,640	903,632	4,966,742	(5,870,374)	1,890,640

Total liabilities and shareholders’ equity	$2,278,830	$6,025,906	$8,690,651	$(10,705,366)	$6,290,021

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non - Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$90,806	$1,543		$92,349
Receivables held for sale, net		430,573	1,767,818		2,198,391
Interest-only receivables from Trusts		7,828	498,755		506,583
Investments in Trust receivables		15,609	675,456		691,065
Restricted cash		2,906	340,664		343,570
Restricted cash - warehouse credit facilities			56,479		56,479
Property and equipment, net	$349	120,156			120,505
Other assets	16,748	173,383	17,944		208,075
Due from affiliates	985,354		1,766,102	$(2,751,456)
Investment in affiliates	961,472	3,181,643	21,269	(4,164,384)

Total assets	$1,963,923	$4,022,904	$5,146,030	$(6,915,840)	$4,217,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$1,751,974		$1,751,974
Senior notes	$418,074				418,074
Other notes payable	63,569	$3,242			66,811
Funding payable		126,091	802		126,893
Accrued taxes and expenses	39,925	151,106	3,229		194,260
Derivative financial instruments		85,922			85,922
Due to affiliates		2,751,456		$(2,751,456)
Deferred income taxes	14,906	20,062	110,666		145,634

Total liabilities	536,474	3,137,879	1,866,671	(2,751,456)	2,789,568

Shareholders’ equity:
Common stock	917	32,779	83,408	(116,187)	917
Additional paid-in capital	573,956	26,237	2,126,942	(2,153,179)	573,956
Accumulated other comprehensive income (loss)	70,843	(7,588)	112,910	(105,322)	70,843
Retained earnings	799,533	833,597	956,099	(1,789,696)	799,533

	1,445,249	885,025	3,279,359	(4,164,384)	1,445,249
Treasury stock	(17,800)				(17,800)

Total shareholders’ equity	1,427,449	885,025	3,279,359	(4,164,384)	1,427,449

Total liabilities and shareholders’ equity	$1,963,923	$4,022,904	$5,146,030	$(6,915,840)	$4,217,017

AmeriCredit Corp.

Consolidating Income Statement

Six Months Ended December 31, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$45,022	$179,550		$224,572
Servicing fee income (loss)		187,590	(65,746)		121,844
Gain on sale of receivables		1,737	130,347		132,084
Other income	$23,964	359,176	814,698	$(1,187,205)	10,633
Equity in income of affiliates	24,186	98,431		(122,617)

	48,150	691,956	1,058,849	(1,309,822)	489,133

Costs and expenses
Operating expenses	5,000	207,321	12,747		225,068
Provision for loan losses		78,276	74,400		152,676
Interest expense	26,804	424,401	815,903	(1,187,205)	79,903

	31,804	709,998	903,050	(1,187,205)	457,647

Income (loss) before income taxes	16,346	(18,042)	155,799	(122,617)	31,486
Income tax (benefit) provision	(3,018)	(44,842)	59,982		12,122

Net income	$19,364	$26,800	$95,817	$(122,617)	$19,364

AmeriCredit Corp.

Consolidating Income Statement

Six Months Ended December 31, 2001

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$45,340	$131,484		$176,824
Servicing fee income		134,339	19,914		154,253
Gain on sale of receivables		15,354	186,266		201,620
Other income	$22,526	266,318	159,061	$(441,655)	6,250
Equity in income of affiliates	145,270	158,016		(303,286)

	167,796	619,367	496,725	(744,941)	538,947

Costs and expenses
Operating expenses	5,026	190,985	11,755		207,766
Provision for loan losses		5,209	26,300		31,509
Interest expense	20,187	285,882	201,733	(441,655)	66,147

	25,213	482,076	239,788	(441,655)	305,422

Income before income taxes	142,583	137,291	256,937	(303,286)	233,525

Income tax (benefit) provision	(1,035)	(7,979)	98,921		89,907

Net income	$143,618	$145,270	$158,016	$(303,286)	$143,618

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$19,364	$26,800		$95,817		$(122,617)	$19,364
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,015	13,233		7,288			22,536
Provision for loan losses			78,276		74,400			152,676
Deferred income taxes		(95,487)	(47,412)		59,981			(82,918)
Accretion of present value discount			4,706		(54,668)			(49,962)
Impairment of credit enhancement assets					88,958			88,958
Non-cash gain on sale of receivables			160		(124,991)			(124,831)
Other		3,932	347		(39)			4,240
Distributions from Trusts, net of swap payments			(27,180)		138,298			111,118
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(24,186)	(98,431)				122,617
Changes in assets and liabilities:
Other assets		1,088	(18,719)		1,082			(16,549)
Accrued taxes and expenses		(14,835)	(18,102)		4,242			(28,695)
Purchases of receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries receivables held for sale			7,928		66,442			74,370
Net proceeds from sale of receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(108,109)	1,787,343		280,678			1,959,912

Cash flows from investing activities:
Purchases of receivables			(3,804,650)		(1,734,691)		1,734,691	(3,804,650)
Principal collections and recoveries on receivables			12,332		131,540			143,872
Net proceeds from sale of receivables			1,734,691				(1,734,691)
Purchases of property and equipment			(2,333)					(2,333)
Change in restricted cash - securitization notes payable			(10,773)		(106,432)			(117,205)
Change in restricted cash - warehouse credit facilities					(246,947)			(246,947)
Change in other assets			(66,212)		625			(65,587)
Net change in investment in affiliates		(3,758)	(1,624,129)		(16,126)		1,644,013

Net cash used by investing activities		(3,758)	(3,761,074)		(1,972,031)		1,644,013	(4,092,850)

Cash flows from financing activities:
Net change in warehouse credit facilities					(1,465)			(1,465)
Issuance of securitization notes					1,856,612		(19,021)	1,837,591
Payments on securitization notes					(45,132)			(45,132)
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(679)	(234)		(12,770)			(13,683)
Net change in notes payable		(7,896)	(330)					(8,226)
Net proceeds from issuance of common stock		481,317	4,940		1,621,237		(1,626,177)	481,317
Net change in due (to) from affiliates		(327,822)	2,058,579		(1,728,784)		(1,973)

Net cash provided by financing activities		114,989	2,062,955		1,689,698		(1,647,171)	2,220,471

Net increase (decrease) in cash and cash equivalents		3,122	89,224		(1,655)		(3,158)	87,533
Effect of Canadian exchange rate changes on cash and cash equivalents		(3,122)	(247)		112		3,158	(99)
Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$179,783	$		$		$179,783

AmeriCredit Corp.

Consolidating Statement of Cash Flow

Six Months Ended December 31, 2001

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flow from operating activities:
Net income		$143,618	$145,270		$158,016		$(303,286)	$143,618
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,606	11,923		2,940			16,469
Provision for loan losses			5,209		26,300			31,509
Deferred income taxes		(85,604)	2,448		88,496			5,340
Accretion of present value discount					(47,154)			(47,154)
Impairment of credit enhancement assets					16,441			16,441
Non-cash gain on sale of receivables					(189,537)			(189,537)
Distributions from Trusts, net of swap payments					127,863			127,863
Initial deposits to credit enhancement assets					(255,500)			(255,500)
Equity in income of affiliates		(145,270)	(158,016)				303,286
Changes in assets and liabilities:
Other assets		(485)	(25,382)		(3,598)			(29,465)
Accrued taxes and expenses		42,760	2,143		(1,678)			43,225
Purchase of receivables held for sale			(4,072,045)		(4,161,160)		4,161,160	(4,072,045)
Principal collections and recoveries on receivables held for sale			(1,697)		119,592			117,895
Net proceeds from sale of receivables			4,161,160		3,578,594		(4,161,160)	3,578,594

Net cash (used) provided by operating activities		(43,375)	71,013		(540,385)			(512,747)

Cash flows from investing activities:
Purchases of property and equipment			(24,839)					(24,839)
Change in restricted cash - warehouse credit facilities			(3,241)		(34,913)			(38,154)
Change in other assets			(37,599)		(8,735)			(46,334)
Net change in investment in affiliates		(5,844)	(493,688)		(5,170)		504,702

Net cash used by investing activities		(5,844)	(559,367)		(48,818)		504,702	(109,327)

Cash flows from financing activities:
Net change in warehouse credit facilities			56,878		371,777			428,655
Borrowings under credit enhancement facility					182,500			182,500
Debt issuance costs		(168)			(2,689)			(2,857)
Net change in notes payable		10,951						10,951
Net proceeds from issuance of common stock		11,245	(12,460)		517,162		(504,702)	11,245
Net change in due (to) from affiliates		25,306	454,241		(479,547)

Net cash provided by financing activities		47,334	498,659		589,203		(504,702)	630,494

Net (decrease) increase in cash and cash equivalents		(1,885)	10,305					8,420
Effect of Canadian exchange rate changes on cash and cash equivalents		1,885	(1,874)					11
Cash and cash equivalents at beginning of period			45,016					45,016

Cash and cash equivalents at end of period	$		$53,447	$		$		$53,447

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

The restatement resulted in the following changes to prior period financial statements (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Servicing fee income:
Previous	$23,786	$94,571	$131,861	$179,806
As restated	4,910	73,132	121,844	154,253
(Loss) income before taxes:
Previous	$(72,676)	$131,051	$41,503	$259,078
As restated	(91,552)	109,612	31,486	233,525
Net (loss) income:
Previous	$(44,696)	$80,596	$25,524	$159,333
As restated	(56,304)	67,412	19,364	143,618
Diluted (loss) earnings per share:
Previous	$(0.29)	$0.91	$0.21	$1.79
As restated	(0.37)	0.76	0.16	1.61

	December 31, 2002	June 30, 2002
Credit enhancement assets:
Previous	$1,504,286	$1,549,132
As restated	1,504,286	1,541,218
Accumulated other comprehensive (loss) income:
Previous	$(15,996)	$42,797
As restated	23,077	70,843
Shareholder’s equity:
Previous	$1,890,640	$1,432,316
As restated	1,890,640	1,427,449

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

Servicing fee income decreased to $4.9 million, or 0.2% of average serviced auto receivables, for the three months ended December 31, 2002, compared to $73.1 million, or 2.8% of average serviced auto receivables, for the three months ended December 31, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $70.6 million and $7.3 million for the three months ended December 31, 2002 and 2001, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future cash distributions from securitization trusts. The expected delay in cash distributions from FSA insured securitizations reduces the present value of such cash distributions and results in further other-than-temporary impairment.

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

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended December 31,
	2002	2001
Unrealized (losses) gains on credit enhancement assets	$(95,037)	$22,947
Unrealized gains on cash flow hedges	32,756	25,651
Canadian currency translation adjustment	305	(421)
Income tax benefit (expense)	23,978	(18,710)

	$(37,998)	$29,467

Credit Enhancement Assets

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended December 31,
	2002	2001
Unrealized gains at time of sale		$15,039
Unrealized holding (losses) gains related to changes in credit loss assumptions	$(68,742)	38,577
Unrealized holding losses related to changes in interest rates	(511)	(5,268)
Net reclassification of unrealized gains into earnings	(25,784)	(25,401)

	$(95,037)	$22,947

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

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.7% to 13.6% as of December 31, 2002, from a range of 11.1% to 12.5% as of September 30, 2002, which, together with the expected delay in cash distributions from FSA insured securitizations, caused an other-than-temporary impairment charge of $70.6 million and an unrealized holding loss of $68.7 million for the three months ended December 31, 2002. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy during the three months ended December 31, 2002. Unrealized holding gains of $38.6 million for the three months ended December 31, 2001, resulted from a decline in cumulative credit loss assumptions for certain securitization Trusts where actual credit performance was better than expected.

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

Net unrealized gains of $25.8 million and $25.4 million were reclassified into earnings during the three months ended December 31, 2002 and 2001, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $25.8 million of net unrealized gain recognized during the period is net unrealized gain of $6.0 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized gains on cash flow hedges were $32.8 million for the three months ended December 31, 2002, compared to $25.7 million for the three months ended December 31, 2001. Expectations that short-term market interest rates will remain lower for an extended period of time during the three months ended December 31, 2002, resulted in an increase in the liability related to the Company’s interest rate swap agreements. Unrealized losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $51.8 million for the three months ended December 31, 2002.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Finance charge and other income	$139,556	$83,404
Interest expense	(39,884)	(30,557)

Net margin	$99,672	$52,847

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

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Finance charge and other income	$704,516	$552,961
Interest expense	(195,011)	(188,309)

Net margin	$509,505	$364,652

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Three Months Ended December 31,
	2002	2001
Finance charge and other income	17.4%	18.5%
Interest expense	(4.8)	(6.3)

Net margin as a percentage of average managed finance receivables	12.6%	12.2%

Average managed finance receivables	$16,066,470	$11,885,829

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

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income (in thousands):

	Three Months Ended December 31,
	2002	2001
Finance charge and other income per consolidated statements of income	$139,556	$83,404
Adjustments to reflect income earned on receivables in gain on sale Trusts	564,960	469,557

Managed basis finance charge and other income	$704,516	$552,961

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

	Three Months Ended December 31,
	2002	2001
Interest expense per consolidated statements of income	$39,884	$30,557
Adjustments to reflect interest expense incurred on receivables in gain on sale Trusts	155,127	157,752

Managed basis interest expense	$195,011	$188,309

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

Servicing fee income decreased to $121.8 million, or 1.8% of average serviced auto receivables, for the six months ended December 31, 2002, compared to $154.3 million, or 3.2% of average serviced auto receivables, for the six months ended December 31, 2001. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $89.0 million and $16.4 million for the six months ended December 31, 2002 and 2001, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future cash distributions from securitization trusts. The expected delay in cash distributions from FSA insured securitizations reduces the present value of such cash distributions and results in further other-than-temporary impairment.

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

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Six Months Ended December 31,
	2002	2001
Unrealized (losses) gains on credit enhancement assets	$(94,524)	$17,725
Unrealized gains (losses) on cash flow hedges	21,931	(14,737)
Canadian currency translation adjustment	(3,121)	(2,061)
Income tax benefit (provision)	27,948	(1,150)

	$(47,766)	$(223)

Credit Enhancement Assets

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Six Months Ended December 31,
	2002	2001
Unrealized gains at time of sale	$11,091	$25,105
Unrealized holding (losses) gains related to changes in credit loss assumptions	(75,957)	54,046
Unrealized holding gains (losses) related to changes in interest rates	646	(11,664)
Net reclassification of unrealized gains into earnings	(30,304)	(49,762)

	$(94,524)	$17,725

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

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.7% to 13.6% as of December 31, 2002, from a range of 10.4% to 12.7% as of June 30, 2002, which, together with the expected delay in cash distributions from FSA insured securitizations, caused an other-than-temporary impairment charge of $89.0 million and an unrealized holding loss of $76.0 million for the six months ended December 31, 2002. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy during the six months ended December 31, 2002. Unrealized holding losses of $54.0 million for the six months ended December 31, 2001, resulted from an increase in cumulative credit loss assumptions for certain securitization Trusts due to expectations of a general decline in the economy.

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

Net unrealized gains of $30.3 million and $49.8 million were reclassified into earnings during the six months ended December 31, 2002 and 2001, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $30.3 million of net unrealized gain recognized during the period is $12.3 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized gains on cash flow hedges were $21.9 million for the six months ended December 31, 2002, compared to unrealized losses of $14.7 million for the six months ended December 31, 2001. Expectations that short-term market interest rates will remain lower for an extended period of time during the six months ended December 31, 2002 and 2001, resulted in an increase in the liability related to the Company’s interest rate swap agreements. This increase in the liability was offset by the reclassification of unrealized losses into earnings. Unrealized losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $60.4 million for the six months ended December 31, 2002.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Six Months Ended December 31,
	2002	2001
Finance charge and other income	$235,205	$183,074
Interest expense	(79,903)	(66,147)

Net margin	$155,302	$116,927

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

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Six Months Ended December 31,
	2002	2001
Finance charge and other income	$1,391,244	$1,065,505
Interest expense	(397,001)	(367,801)

Net margin	$994,243	$697,704

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Six Months Ended December 31,
	2002	2001
Finance charge and other income	17.6%	18.7%
Interest expense	(5.0)	(6.5)

Net margin as a percentage of average managed finance receivables	12.6%	12.2%

Average managed finance receivables	$15,682,299	$11,322,067

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

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income (in thousands):

	Six Months Ended December 31,
	2002	2001
Finance charge and other income per consolidated statements of income	$235,205	$183,074
Adjustments to reflect income earned on receivables in gain on sale Trusts	1,156,039	882,431

Managed basis finance charge and other income	$1,391,244	$1,065,505

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

	Six Months Ended December 31,
	2002	2001
Interest expense per consolidated statements of income	$79,903	$66,147
Adjustments to reflect interest expense incurred on receivables in gain on sale Trusts	317,098	301,654

Managed basis interest expense	$397,001	$367,801

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2002
	On Book	Serviced	Total Managed
Principal amount of receivables	$3,998,081	$12,210,492	$16,208,573

Allowance for loan losses and nonaccretable acquisition fees	(218,433)

Receivables, net	$3,779,648

Number of outstanding contracts	267,283	957,653	1,224,936

Average principal amount of outstanding contract (in dollars)	$14,958	$12,750	$13,232

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.5%

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

A summary of these transactions is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at December 31, 2002
1999-B	May 1999	$1,000.0	$130.3
1999-C	August 1999	1,000.0	179.4
1999-D	October 1999	900.0	185.6
2000-A	February 2000	1,300.0	320.2
2000-B	May 2000	1,200.0	367.3
2000-C	August 2000	1,100.0	387.0
2000-1	November 2000	495.0	175.5
2000-D	November 2000	600.0	248.5
2001-A	February 2001	1,400.0	621.1
2001-1	April 2001	1,089.0	504.7
2001-B	July 2001	1,850.0	1,044.5
2001-C	September 2001	1,600.0	999.8
2001-D	October 2001	1,800.0	1,156.1
2002-A	February 2002	1,600.0	1,185.6
2002-1	April 2002	990.0	755.4
2002-A Canada (b)	May 2002	145.0	113.8
2002-B	June 2002	1,200.0	1,003.7
2002-C	August 2002	1,300.0	1,148.6
2002-D	September 2002	600.0	545.9
2002-EM	October 2002	1,700.0	1,654.8
C2002-1 Canada (b)(c)	November 2002	137.0	137.6

		$23,006.0	$12,865.4

(a)	Transactions originally totaling $4,845.5 million have been paid off as of December 31, 2002.
(b)	The balance at December 31, 2002, reflects fluctuations in foreign currency translation rates and principal pay downs.
(c)	Amounts do not include the $19.0 million of asset-backed securities issued that were retained by the Company.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends disclosure requirements of SFAS 123 to require disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the adoption of this statement will have any impact on the Company’s financial position or results of operations. This statement is effective for the Company’s March 31, 2003, quarterly financial statements.

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

Because the Company’s funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company’s profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Interest Rate Risk” for additional information regarding such market risks.

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

Item	2. CHANGES IN SECURITIES

Not Applicable

Item	3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item	5. OTHER INFORMATION

Not Applicable

Item	6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

*10.1	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee

*10.2	Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee

*10.3	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company

*10.4	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust

*10.5	Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd.

*10.6	Supplement No. 2, dated October 15, 2002, to Amended and Restated Indenture dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

*10.7	Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated December 18, 2000

*10.8	Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN II Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated June 12, 2001

*10.9	Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN III Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated February 25, 2002

*10.10	Seventh Letter Modification Agreement, dated December 13, 2002, between Wells Fargo Bank Texas, National Association and ACF Investment Corp., to Construction Loan Agreement dated June 29, 2001 (“Loan Agreement”)

*10.11	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc.

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*99.1	Press release dated February 12, 2003, related to revised net loss for the quarter ended December 31, 2002

*99.2	Press release dated February 12, 2003, related to revised operating plan to preserve and strengthen liquidity position

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