Form 10-Q/A
period 2003-03-31
AMERICREDIT CORP
filed 2003-09-29
CIK 804269

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

EXPLANATORY NOTE

AmeriCredit Corp. (the “Company”) hereby amends the Company’s Quarterly Report on the Form 10-Q for the nine months ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003.

The financial information for the nine months ended March 31, 2003, has been restated. A review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain interest rate swap agreements that were entered into prior to fiscal 2001 and used to hedge interest rate risk on a portion of the Company’s cash flows from credit enhancement assets indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. See Note 2 to the Consolidated Financial Statements.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2003	June 30, 2002
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$238,133	$92,349
Finance receivables, net	4,742,859	2,198,391
Interest-only receivables from Trusts	375,590	506,583
Investments in Trust receivables	769,492	691,065
Restricted cash—gain on sale Trusts	334,124	343,570
Restricted cash—securitization notes payable	125,301
Restricted cash—warehouse credit facilities	538,561	56,479
Property and equipment, net	130,147	120,505
Other assets	294,233	208,075

Total assets	$7,548,440	$4,217,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$2,263,547	$1,751,974
Whole loan purchase facility	902,121
Securitization notes payable	1,675,106
Senior notes	379,050	418,074
Other notes payable	65,914	66,811
Funding payable	23,082	126,893
Accrued taxes and expenses	193,534	194,260
Derivative financial instruments	82,962	85,922
Deferred income taxes	50,567	145,634

Total liabilities	5,635,883	2,789,568

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued Common stock, $0.01 par value per share; 230,000,000 shares authorized; 160,269,486 and 91,716,416 shares issued	1,603	917
Additional paid-in capital	1,062,982	573,956
Accumulated other comprehensive (loss) income	22,207	70,843
Retained earnings	837,797	799,533

	1,924,589	1,445,249
Treasury stock, at cost (3,989,361 and 5,899,241 shares)	(12,032)	(17,800)

Total shareholders’ equity	1,912,557	1,427,449

Total liabilities and shareholders’ equity	$7,548,440	$4,217,017

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Finance charge income	$185,857	$82,188	$410,429	$259,012
Servicing fee income	103,722	78,682	225,566	232,935
Gain on sale of receivables		124,112	132,084	325,732
Other income	5,230	3,067	15,863	9,317

	294,809	288,049	783,942	826,996

Costs and expenses
Operating expenses	82,347	107,885	300,516	315,651
Provision for loan losses	77,109	16,739	229,785	48,248
Interest expense	51,550	33,123	131,453	99,270
Restructuring charges	53,071		59,970

	264,077	157,747	721,724	463,169

Income before income taxes	30,732	130,302	62,218	363,827
Income tax provision	11,832	50,167	23,954	140,074

Net income	18,900	80,135	38,264	223,753

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(9,661)	3,901	(104,185)	21,626
Unrealized (losses) gains on cash flow hedges	(2,195)	35,585	19,736	20,848
Canadian currency translation adjustment	6,421	53	3,300	(2,008)
Income tax benefit (provision)	4,565	(15,202)	32,513	(16,352)

Other comprehensive income (loss)	(870)	24,337	(48,636)	24,114

Comprehensive income (loss)	$18,030	$104,472	$(10,372)	$247,867

Earnings per share
Basic	$0.12	$0.94	$0.29	$2.65

Diluted	$0.12	$0.90	$0.29	$2.50

Weighted average shares outstanding	155,492,651	84,988,165	131,268,991	84,470,535

Weighted average shares and assumed incremental shares	155,494,768	89,509,209	131,677,520	89,334,924

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2003	2002
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$38,264	$223,753
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	36,353	27,875
Provision for loan losses	229,785	48,248
Deferred income taxes	(62,140)	9,417
Accretion of present value discount	(85,370)	(80,298)
Impairment of credit enhancement assets	95,778	41,914
Non-cash gain on sale of receivables	(124,831)	(307,752)
Non-cash restructuring charges	38,546
Other	3,860
Distributions from Trusts	144,602	182,826
Initial deposits to credit enhancement assets	(58,101)	(303,500)
Changes in assets and liabilities:
Other assets	3,386	(38,809)
Accrued taxes and expenses	(7,614)	109,415
Purchases of receivables held for sale	(647,647)	(6,494,174)
Principal collections and recoveries on receivables held for sale	74,370	175,365
Net proceeds from sale of receivables	2,495,353	5,919,517

Net cash provided (used) by operating activities	2,174,594	(486,203)

Cash flows from investing activities
Purchases of receivables	(5,223,167)
Principal collections and recoveries on receivables	435,976
Purchases of property and equipment	(38,898)	(14,916)
Change in restricted cash—securitization notes payable	(124,666)
Change in restricted cash—warehouse credit facilities	(482,090)	(10,667)
Change in other assets	(61,517)	(15,991)

Net cash used by investing activities	(5,494,362)	(41,574)

Cash flows from financing activities
Net change in warehouse credit facilities	511,886	388,328
Proceeds from whole loan purchase facility	875,000
Issuance of securitization notes	1,837,591
Payments on securitization notes	(171,720)
Senior notes swap settlement	9,700
Retirement of senior notes	(39,631)
Borrowings under credit enhancement facility		182,500
Debt issuance costs	(23,267)	(16,386)
Net change in notes payable	(14,006)	(12,340)
Net proceeds from issuance of common stock	479,748	15,357

Net cash provided by financing activities	3,465,301	557,459

Net increase in cash and cash equivalents	145,533	29,682
Effect of Canadian exchange rate changes on cash and cash equivalents	251	190
Cash and cash equivalents at beginning of period	92,349	45,016

Cash and cash equivalents at end of period	$238,133	$74,888

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

The consolidated financial statements as of March 31, 2003, and for the nine months ended March 31, 2003 and 2002, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation, including the reclassification of certain cash accounts on the consolidated balance sheets as well as initial deposits to credit enhancement assets and purchases, sales, and principal collections and recoveries on receivables held for sale on the consolidated statements of cash flows. The results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 2—RESTATEMENT

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

The Company enters into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income.

Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. Additionally, in conjunction with the reclassification of unrealized losses to net income, the Company also recorded an other-than-temporary impairment during the June 2002 quarter that resulted in a write down of credit enhancement assets and a $4.9 million, net of tax, decrease in shareholders’ equity at June 30, 2002. The Company also recorded an adjustment to the whole loan purchase facility as of March 31, 2003, to reflect the issuance of a $30.0 million note representing debt issuance costs in the form of a residual interest in the finance receivables transferred. The note was recorded at fair value on the consolidated balance sheet. The restatement had no effect on the cash flows of such transactions.

The restatement resulted in the following changes to prior period financial statements (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Servicing fee income:
Previous	$96,646	$97,362	$228,507	$277,168
As restated	103,722	78,682	225,566	232,935
Income before income taxes:
Previous	$23,656	$148,982	$65,159	$408,060
As restated	30,732	130,302	62,218	363,827
Net income:
Previous	$14,549	$91,624	$40,073	$250,957
As restated	18,900	80,135	38,264	223,753
Diluted earnings per share:
Previous	$0.09	$1.02	$0.30	$2.81
As restated	0.12	0.90	0.29	2.50

	March 31, 2003	June 30, 2002
Credit enhancement assets:
Previous	$1,479,206	$1,549,132
As restated	1,479,206	1,541,218
Total assets:
Previous	$7,521,319	$4,217,017
As restated	7,548,440	4,224,931
Whole loan purchase facility:
Previous	$875,000
As restated	902,121
Accumulated other comprehensive (loss) income:
Previous	$(12,515)	$42,797
As restated	22,207	70,843
Shareholder’s equity:
Previous	$1,912,557	$1,432,316
As restated	1,912,557	1,427,449

NOTE 3—LIQUIDITY

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

NOTE 4—SECURITIZATIONS

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

NOTE 5—FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2003	June 30, 2002
Finance receivables owned	$3,185,974	$2,261,718
Finance receivables securitized	1,842,757
Less nonaccretable acquisition fees	(98,376)	(40,618)
Less allowance for loan losses	(187,496)	(22,709)

	$4,742,859	$2,198,391

Because of the Company’s decision to change the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables (see Note 4), finance receivables are carried at amortized cost at March 31, 2003. At June 30, 2002, finance receivables were classified as held for sale and carried at the lower of cost or fair value.

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

NOTE 6—CREDIT ENHANCEMENT ASSETS

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

Credit enhancement assets consist of the following (in thousands):

	March 31, 2003	June 30, 2002
Gain on sale Trusts:
Interest-only receivables from Trusts	$375,590	$506,583
Investments in Trust receivables	769,492	691,065
Restricted cash	334,124	343,570

	$1,479,206	$1,541,218

Secured financing Trusts:
Restricted cash	$125,301

Finance receivables—securitized	$1,842,757
Less: Securitization notes payable	1,675,106

Overcollateralization	$167,651

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Balance at beginning of period	$1,504,286	$1,500,674	$1,541,218	$1,151,275
Initial deposits to credit enhancement assets		48,000	58,101	303,500
Non-cash gain on sale of receivables		118,215	124,831	307,752
Payments on credit enhancement facility		(26,824)		(51,843)
Distributions from Trusts	(46,637)	(73,246)	(186,580)	(232,229)
Accretion of present value discount	32,400	31,351	106,563	74,992
Other-than-temporary impairment	(6,820)	(25,473)	(95,778)	(41,914)
(Decrease) increase in unrealized gain	(5,710)	31,949	(69,931)	93,113
Canadian currency translation adjustment	1,687		782

Balance at end of period	$1,479,206	$1,604,646	$1,479,206	$1,604,646

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

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and are retained by the Trusts to increase restricted cash or investments in Trust receivables (overcollateralization). Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts. The required percentage level of assets will increase if targeted portfolio performance ratios are exceeded (see Note 3). Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced.

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

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	March 31, 2003	June 30, 2002
Cumulative credit losses (including remaining unrealized gains at time of sale)	10.9% – 13.9%	10.4% – 12.7%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

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

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Accordingly, credit enhancement assets are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheet as restricted cash—securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset but will be recognized through earnings in future periods.

NOTE 7—WAREHOUSE CREDIT FACILITIES

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

NOTE 8—WHOLE LOAN PURCHASE FACILITY

In March 2003, the Company entered into a whole loan purchase facility under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. The note was recorded at fair value on the consolidated balance sheets. Under the purchase facility, during a revolving period ending in September 2003, the Company will transfer additional receivables to the special purpose finance subsidiary to replenish the amount of principal amortized and to replace delinquent receivables. Subsequent to the revolving period, the noteholders will determine the ultimate disposition of the receivables. Amounts outstanding on the whole loan purchase facility bear interest at the prime rate plus specified fees. Prior to the ultimate disposition of the receivables, the Company retains certain rights to the receivables which causes the transaction to be accounted for as a secured financing.

NOTE 9—SECURITIZATION NOTES PAYABLE

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

NOTE 10—SENIOR NOTES

In July 2002, the Company used a portion of the proceeds from the issuance of $175.0 million 9.25% senior notes due in May 2009 to redeem the remaining $39.6 million 9.25% senior notes due in May 2004.

NOTE 11—RESTRUCTURING CHARGES

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (see Note 19). As of March 31, 2003, the carrying value of the senior notes was $379.1 million.

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

NOTE 13—STOCK OPTIONS

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

The following table illustrates the effect on net income and earnings per share had compensation expense for the Company’s plans been determined using the fair value-based method (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income, as reported	$18,900	$80,135	$38,264	$223,753
Deduct: Stock-based compensation expense, determined under fair value-based method, net of related tax effects	(5,527)	(6,423)	(16,551)	(17,442)

Pro forma net income	$13,373	$73,712	$21,713	$206,311

Earnings per share:
Basic—as reported	$0.12	$0.94	$0.29	$2.65

Basic—pro forma	$0.09	$0.87	$0.17	$2.44

Diluted—as reported	$0.12	$0.90	$0.29	$2.50

Diluted—pro forma	$0.09	$0.82	$0.16	$2.31

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Expected dividends	0	0	0	0
Expected volatility	78.5%	101.0%	78.7%	101.0%
Risk-free interest rate	2.91%	4.28%	2.97%	4.28%
Expected life	5 years	5 years	5 years	5 years

NOTE 14—COMMON STOCK

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $481.0 million.

NOTE 15—WARRANTS

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

NOTE 16—EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Weighted average shares outstanding	155,492,651	84,988,165	131,268,991	84,470,535
Incremental shares resulting from assumed conversions:
Stock options	2,117	4,521,044	403,597	4,864,389
Warrants			4,932

	2,117	4,521,044	408,529	4,864,389

Weighted average shares and assumed incremental shares	155,494,768	89,509,209	131,677,520	89,334,924

Net income	$18,900	$80,135	$38,264	$223,753

Earnings per share:
Basic	$0.12	$0.94	$0.29	$2.65

Diluted	$0.12	$0.90	$0.29	$2.50

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 18—DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2003 and June 30, 2002, the Company had interest rate swap agreements with underlying notional amounts of $2,011.2 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $21.5 million and $41.2 million as of March 31, 2003 and June 30, 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the three and nine month periods ended March 31, 2003. The Company estimates approximately $15.0 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The fair market value of the Company’s interest rate cap assets of $33.8 million and $16.7 million as of March 31, 2003 and June 30, 2002, respectively, are included in other assets on the consolidated balance sheets. The fair market value of the Company’s interest rate cap liabilities of $16.8 million and $19.1 million as of March 31, 2003 and June 30, 2002, respectively, are included in derivative financial instruments on the consolidated balance sheets. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts if the market value of the derivative financial instruments exceeds an agreed upon amount. As of March 31, 2003 and June 30, 2002, these restricted cash accounts totaled $77.1 million and $56.5 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 19—GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2003

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$238,133			$238,133
Finance receivables, net		103,245	$4,639,614		4,742,859
Interest-only receivables from Trusts		4,062	371,528		375,590
Investments in Trust receivables		17,095	752,397		769,492
Restricted cash—gain on sale Trust		2,843	331,281		334,124
Restricted cash—securitization notes payable			125,301		125,301
Restricted cash—warehouse credit facilities			538,561		538,561
Property and equipment, net	$349	129,798			130,147
Other assets	8,743	202,188	83,302		294,233
Due from affiliates	1,339,506		4,778,822	$(6,118,328)
Investment in affiliates	957,662	6,522,882	52,426	(7,532,970)

Total assets	$2,306,260	$7,220,246	$11,673,232	$(13,651,298)	$7,548,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$2,263,547		$2,263,547
Whole loan purchase facility			902,121		902,121
Securitization notes payable			1,695,479	$(20,373)	1,675,106
Senior notes	$379,050				379,050
Other notes payable	63,094	$2,820			65,914
Funding payable		21,886	1,196		23,082
Accrued taxes and expenses	19,148	162,426	11,960		193,534
Derivative financial instruments		82,962			82,962
Due to affiliates		6,118,328		(6,118,328)
Deferred income taxes	(67,589)	(99,882)	218,038		50,567

Total liabilities	393,703	6,288,540	5,092,341	(6,138,701)	5,635,883

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,062,982	26,237	5,242,581	(5,268,818)	1,062,982
Accumulated other comprehensive income (loss)	22,207	(10,437)	71,406	(60,969)	22,207
Retained earnings	837,797	878,187	1,174,738	(2,052,925)	837,797

	1,924,589	931,706	6,580,891	(7,512,597)	1,924,589
Treasury stock	(12,032)				(12,032)

Total shareholders’ equity	1,912,557	931,706	6,580,891	(7,512,597)	1,912,557

Total liabilities and shareholders’ equity	$2,306,260	$7,220,246	$11,673,232	$(13,651,298)	$7,548,440

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

AmeriCredit Corp.

Consolidating Income Statement

Nine Months Ended March 31, 2003

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$56,009	$354,420		$410,429
Servicing fee income (loss)		248,624	(23,058)		225,566
Gain on sale of receivables		1,737	130,347		132,084
Other income	$40,199	597,898	1,356,443	$(1,978,677)	15,863
Equity in income of affiliates	41,976	221,253		(263,229)

	82,175	1,125,521	1,818,152	(2,241,906)	783,942

Costs and expenses
Operating expenses	7,483	274,165	18,868		300,516
Provision for loan losses		133,048	96,737		229,785
Interest expense	38,752	724,342	1,347,036	(1,978,677)	131,453
Restructuring charges		59,970			59,970

	46,235	1,191,525	1,462,641	(1,978,677)	721,724

Income (loss) before income taxes	35,940	(66,004)	355,511	(263,229)	62,218
Income tax (benefit) provision	(2,324)	(110,594)	136,872		23,954

Net income	$38,264	$44,590	$218,639	$(263,229)	$38,264

AmeriCredit Corp.

Consolidating Income Statement

Nine Months Ended March 31, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$74,858	$184,154		$259,012
Servicing fee income		214,622	18,313		232,935
Gain on sale of receivables		22,474	303,258		325,732
Other income	$33,789	399,606	238,404	$(662,482)	9,317
Equity in income of affiliates	227,624	238,413		(466,037)

	261,413	949,973	744,129	(1,128,519)	826,996

Costs and expenses
Operating expenses	7,530	290,503	17,618		315,651
Provision for loan losses		9,504	38,744		48,248
Interest expense	32,554	429,094	300,104	(662,482)	99,270

	40,084	729,101	356,466	(662,482)	463,169

Income before income taxes	221,329	220,872	387,663	(466,037)	363,827
Income tax (benefit) provision	(2,424)	(6,752)	149,250		140,074

Net income	$223,753	$227,624	$238,413	$(466,037)	$223,753

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2003

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$38,264	$44,590		$218,639		$(263,229)	$38,264
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,027	20,011		13,315			36,353
Provision for loan losses			133,048		96,737			229,785
Deferred income taxes		(82,279)	(115,483)		135,622			(62,140)
Accretion of present value discount			29,661		(115,031)			(85,370)
Other-than-temporary impairment					95,778			95,778
Non-cash gain on sale of receivables			160		(124,991)			(124,831)
Non-cash restructuring charges			38,546					38,546
Other		3,226	673		(39)			3,860
Distributions from Trusts, net of swap payments			(36,551)		181,153			144,602
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(41,976)	(221,253)				263,229
Changes in assets and liabilities:
Other assets		1,256	17,944		(15,814)			3,386
Accrued taxes and expenses		(13,067)	(3,148)		8,601			(7,614)
Purchases of receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928		66,442			74,370
Net proceeds from sale of receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(91,549)	1,781,863		484,280			2,174,594

Cash flows from investing activities:
Purchases of receivables			(5,223,167)		(3,409,809)		3,409,809	(5,223,167)
Principal collections and recoveries on receivables			25,014		410,962			435,976
Net proceeds from sale of receivables			3,409,809				(3,409,809)
Purchases of property and equipment			(38,898)					(38,898)
Change in restricted cash—securitization notes payable					(124,666)			(124,666)
Change in restricted cash—warehouse credit facilities					(482,090)			(482,090)
Change in other assets			(42,061)		(19,456)			(61,517)
Net change in investment in affiliates		(6,150)	(3,112,261)		(31,157)		3,149,568

Net cash used by investing activities		(6,150)	(4,981,564)		(3,656,216)		3,149,568	(5,494,362)

Cash flows from financing activities:
Net change in warehouse credit facilities					511,886			511,886
Proceeds from whole loan purchase facility					875,000			875,000
Issuance of securitization notes					1,856,612		(19,021)	1,837,591
Payments on securitization notes					(171,720)			(171,720)
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(791)	(6,508)		(15,968)			(23,267)
Net change in notes payable		(13,500)	(506)					(14,006)
Net proceeds from issuance of common stock		479,748	4,940		3,124,397		(3,129,337)	479,748
Net change in due (to) from affiliates		(341,127)	3,348,966		(3,009,778)		1,939

Net cash provided by financing activities		94,399	3,346,892		3,170,429		(3,146,419)	3,465,301

Net (decrease) increase in cash and cash equivalents		(3,300)	147,191		(1,507)		3,149	145,533
Effect of Canadian exchange rate changes on cash and cash equivalents		3,300	136		(36)		(3,149)	251
Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$238,133	$		$		$238,133

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2002

(Restated)

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$223,753	$227,624		$238,413		$(466,037)	$223,753
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization		4,727	17,870		5,278			27,875
Provision for loan losses			9,504		38,744			48,248
Deferred income taxes		(133,082)	3,672		138,827			9,417
Accretion of present value discount					(80,298)			(80,298)
Other-than-temporary impairment					41,914			41,914
Non-cash gain on sale of receivables					(307,752)			(307,752)
Distributions from Trusts, net of swap payments					182,826			182,826
Initial deposits to credit enhancement assets					(303,500)			(303,500)
Equity in income of affiliates		(227,624)	(238,413)				466,037
Changes in assets and liabilities:
Other assets		(1,291)	(35,607)		(1,911)			(38,809)
Accrued taxes and expenses		54,409	55,928		(922)			109,415
Purchases of receivables held for sale			(6,494,174)		(6,412,262)		6,412,262	(6,494,174)
Principal collections and recoveries on receivables held for sale			14,611		160,754			175,365
Net proceeds from sale of receivables			6,412,262		5,919,517		(6,412,262)	5,919,517

Net cash used by operating activities		(79,108)	(26,723)		(380,372)			(486,203)

Cash flows from investing activities:
Purchases of property and equipment			(14,916)					(14,916)
Change in restricted cash—warehouse credit facilities			(2,341)		(8,326)			(10,667)
Change in other assets			(15,158)		(833)			(15,991)
Net change in investment in affiliates		(33,702)	(424,774)		(4,275)		462,751

Net cash used by investing activities		(33,702)	(457,189)		(13,434)		462,751	(41,574)

Cash flows from financing activities:
Net change in warehouse credit facilities			62,123		326,205			388,328
Borrowings under credit enhancement facility					182,500			182,500
Debt issuance costs		(253)	(402)		(15,731)			(16,386)
Net change in notes payable		(12,357)	17					(12,340)
Net proceeds from issuance of common stock		15,357	36,382		427,452		(463,834)	15,357
Net change in due (to) from affiliates		112,071	414,549		(526,620)

Net cash provided by financing activities		114,818	512,669		393,806		(463,834)	557,459

Net increase (decrease) in cash and cash equivalents		2,008	28,757				(1,083)	29,682
Effect of Canadian exchange rate changes on cash and cash equivalents		(2,008)	1,115				1,083	190
Cash and cash equivalents at beginning of period			45,016					45,016

Cash and cash equivalents at end of period	$		$74,888	$		$		$74,888

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company enters into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. Additionally, in conjunction with the reclassification of unrealized losses to net income, the Company also recorded an other-than-temporary impairment during the June 2002 quarter that resulted in a write down of credit enhancement assets and a $4.9 million, net of tax, decrease in shareholders’ equity at June 30, 2002. The Company also recorded an adjustment to the whole loan purchase facility as of March 31, 2003, to reflect the issuance of a $30.0 million note representing debt issuance costs in the form of a residual interest in the finance receivables transferred. The note was recorded at fair value on the consolidated balance sheet. The restatement had no effect on the cash flows of such transactions.

The restatement resulted in the following changes to prior period financial statements (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Servicing fee income:
Previous	$96,646	$97,362	$228,507	$277,168
As restated	103,722	78,682	225,566	232,935
Income before income taxes:
Previous	$23,656	$148,982	$65,159	$408,060
As restated	30,732	130,302	62,218	363,827
Net income:
Previous	$14,549	$91,624	$40,073	$250,957
As restated	18,900	80,135	38,264	223,753
Diluted earnings per share:
Previous	$0.09	$1.02	$0.30	$2.81
As restated	0.12	0.90	0.29	2.50

	March 31, 2003	June 30, 2002
Credit enhancement assets:
Previous	$1,479,206	$1,549,132
As restated	1,479,206	1,541,218
Total assets:
Previous	$7,521,319	$4,217,017
As restated	7,548,440	4,224,931
Whole loan purchase facility:
Previous	$875,000
As restated	902,121
Accumulated other comprehensive (loss) income:
Previous	$(12,515)	$42,797
As restated	22,207	70,843
Shareholder’s equity:
Previous	$1,912,557	$1,432,316
As restated	1,912,557	1,427,449

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

Servicing fee income was $103.7 million, or 3.6% of average gain on sale auto receivables, for the three months ended March 31, 2003, compared to $78.7 million, or 2.8% of average gain on sale auto receivables, for the three months ended March 31, 2002. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $6.8 million and $25.5 million for the three months ended March 31, 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future.

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

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Unrealized (losses) gains on credit enhancement assets	$(9,661)	$3,901
Unrealized (losses) gains on cash flow hedges	(2,195)	35,585
Canadian currency translation adjustment	6,421	53
Income tax benefit (provision)	4,565	(15,202)

	$(870)	$24,337

Credit Enhancement Assets

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Unrealized gains at time of sale		$12,186
Unrealized holding (losses) gains related to changes in credit loss assumptions	$(2,867)	27,151
Unrealized holding losses related to changes in interest rates	(2,843)	(3,048)
Net reclassification of unrealized gains into earnings	(3,951)	(32,388)

	$(9,661)	$3,901

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

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.9% to 13.9% as of March 31, 2003, from a range of 10.7% to 13.6% as of December 31, 2002, which caused an other-than-temporary impairment charge of $6.8 million and unrealized holding losses of $2.9 million for the three months ended March 31, 2003. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy. Unrealized holding gains of $27.2 million for the three months ended March 31, 2002, resulted from the reclassification of unrealized gains and losses between credit enhancement assets and cash flow hedges. This was partially offset by an increase in the range of cumulative credit loss assumptions for securitization Trusts to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to economic weakness.

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

Net unrealized gains of $4.0 million and $32.4 million were reclassified into earnings during the three months ended March 31, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $4.0 million of net unrealized gains recognized during the period is net unrealized gains of $0.7 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized losses on cash flow hedges were $2.2 million for the three months ended March 31, 2003, compared to unrealized gains of $35.6 million for the three months ended March 31, 2002. Unrealized gains and losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $1.6 million for the three months ended March 31, 2003.

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

Servicing fee income was to $225.6 million, or 2.4% of average gain on sale auto receivables, for the nine months ended March 31, 2003, compared to $232.9 million, or 3.1% of average gain on sale auto receivables, for the nine months ended March 31, 2002. Servicing fee income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing fee income also includes other-than-temporary impairment charges of $95.8 million and $41.9 million for the nine months ended March 31, 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future cash distributions from securitization Trusts. The delay in cash distributions from FSA-insured securitizations reduced the present value of such cash distributions and resulted in further other-than-temporary impairment.

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

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Nine Months Ended March 31,
	2003	2002
Unrealized (losses) gains on credit enhancement assets	$(104,185)	$21,626
Unrealized gains (losses) on cash flow hedges	19,736	20,848
Canadian currency translation adjustment	3,300	(2,008)
Income tax benefit (provision)	32,513	(16,352)

	$(48,636)	$24,114

Credit Enhancement Assets

The unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Nine Months Ended March 31,
	2003	2002
Unrealized gains at time of sale	$11,091	$37,291
Unrealized holding (losses) gains related to changes in credit loss assumptions	(78,824)	81,197
Unrealized holding losses related to changes in interest rates	(2,197)	(14,712)
Net reclassification of unrealized gains into earnings	(34,255)	(82,150)

	$(104,185)	$21,626

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

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 10.9% to 13.9% as of March 31, 2003, from a range of 10.4% to 12.7% as of June 30, 2002, which, together with the expected delay in cash distributions from FSA-insured securitizations, caused an other-than-temporary impairment charge of $95.8 million and an unrealized holding loss of $78.8 million for the nine months ended March 31, 2003. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions primarily due to lower than anticipated recovery values as well as expectations for higher future losses due to continued weakness in the general economy. Unrealized holding gains of $81.2 million for the nine months ended March 31, 2002, resulted from the reclassification of unrealized gains and losses between credit enhancement assets and cash flow hedges. This was partially offset by an increase in the range of cumulative credit loss assumptions for securitization Trusts to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to economic weakness.

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

Net unrealized gains of $34.3 million and $82.2 million were reclassified into earnings during the nine months ended March 31, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the $34.3 million of net unrealized gains recognized during the period is net unrealized gains of $13.0 million related to fluctuations in interest rates offset by cash flow hedges described below.

Cash flow hedges

Unrealized gains on cash flow hedges were $19.7 million for the nine months ended March 31, 2003, compared to $20.8 million for the nine months ended March 31, 2002. Unrealized losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified into earnings. Net unrealized losses reclassified into earnings were $62.0 million for the nine months ended March 31, 2003.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2003
	On-Book	Gain on Sale	Total Managed
Principal amount of receivables	$5,028,731	$10,820,142	$15,848,873

Allowance for loan losses and nonaccretable acquisition fees	(285,872)

Receivables, net	$4,742,859

Number of outstanding contracts	330,730	882,792	1,213,522

Average principal amount of outstanding contract (in dollars)	$15,205	$12,257	$13,060

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.7%

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

Item 2.	CHANGES IN SECURITIES

Not Applicable

I tem 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

*10.1	Eighth Letter Modification Agreement, dated January 27, 2003, between ACF Investment Corp. and Wells Fargo Bank Texas

*10.2	Amendment No. 4, dated as of February 18, 2003, to the Credit Agreement dated as of August 23, 2001, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc. and Merrill Lynch Capital Canada Ltd.

*10.3	Amendment No. 1, dated as of February 18, 2003, to the Credit Agreement dated as of November 1, 2001, among AmeriCredit ML Trust, AmeriCredit Financial Services, Inc., Merrill Lynch Mortgage Capital Inc., AmeriCredit Funding Corp. VIII, Bank One, NA and AmeriCredit Corp.

*10.4	Amendment No. 1, dated as of February 27, 2003, to the Loan Agreement dated as of April 30, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Canada Funding Trust, CIBC Mellon Trust Company and Congress Financial Corporation (Canada)

*10.5	Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of December 18, 2000, among AmeriCredit MTN Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.6	Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.7	Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of December 18, 2000, among AmeriCredit MTN Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.8	Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.9	Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.10	Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.11	Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.12	Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.13	Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

*10.14	Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas

*10.15	First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas

*10.16	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Sale and Servicing Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; Supplement No. 3, dated March 5, 2003, to Amended and Restated Indenture, dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas; Amendment No. 2, dated March 5, 2003, to Annex A to the Amended and Restated Indenture and the Amended and Restated Sale and Servicing Agreement; and Amendment No. 1, dated March 5, 2003, to the Amended and Restated Custodian Agreement, dated February 22, 2002

*10.17	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG

*10.18	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG

*10.19	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG

*10.20	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG

*10.21	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG

*10.22	Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG

*10.23	Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Previously filed

(b)	Reports on Form 8-K

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