Form 10-K
period 2003-06-30
AMERICREDIT CORP
filed 2003-09-29
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

9.875% Senior Notes due 2006/Guarantee of 9.875% Senior Notes due 2006

9 1/4% Senior Notes due 2009/Guarantee of 9 1/4% Senior Notes due 2009

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

The aggregate market value of 101,666,778 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2002, was approximately $786,900,862. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 156,453,979 shares of Common Stock, $0.01 par value, outstanding as of September 12, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

AMERICREDIT CORP.

PART I

ITEM 1.    Business

General

AmeriCredit Corp. was incorporated in Texas on May 18, 1988, and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. The Company’s predecessor began operations in March 1987, and the business has been operated continuously since that time. As used herein, the term “Company” refers to the Company, its wholly-owned subsidiaries and its predecessor corporation. The Company’s principal executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, 76102 and its telephone number is (817) 302-7000.

The Company and its subsidiaries have been operating in the automobile finance business since September 1992. The Company purchases auto finance contracts without recourse from franchised and select independent automobile dealerships. As used herein, “loans” includes auto finance contracts originated by dealers and purchased by the Company. The Company targets consumers who are typically unable to obtain financing from traditional sources. Funding for the Company’s auto lending activities is obtained primarily through the transfer of loans in securitization transactions. The Company services its automobile lending portfolio at regional centers using automated loan servicing and collection systems.

The Company reduced its workforce in November 2002 and implemented a revised operating plan in February 2003 in an effort to preserve and strengthen its capital and liquidity position. The revised operating plan included a decrease in the Company’s targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities.

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

Automobile Finance Operations

Target Market.    The Company’s automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company’s typical borrowers have experienced prior credit difficulties or have modest income. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges higher interest rates than those charged by traditional financing sources. As the Company provides financing in a relatively high risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

Marketing.    As an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by the Company during the fiscal year ended June 30, 2003, approximately 97% were originated by manufacturer franchised dealers and 3% by select independent dealers. The Company purchased contracts from 18,942 dealers during the fiscal year ended June 30, 2003. No dealer location accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

Prior to entering into a relationship with a dealer, the Company considers the dealer’s operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company’s underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company’s relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a loan made by the dealership to a customer seeking to make a vehicle purchase. Company representatives regularly telephone and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company’s financing programs and capabilities. These personnel explain the Company’s underwriting philosophy, including the preference for non-prime quality contracts secured by later model, low mileage vehicles. To increase the effectiveness of these contacts, marketing personnel have access to the Company’s management information systems which detail current information regarding the number of applications submitted by a dealership, the Company’s response and the reasons why a particular application was rejected.

The Company has strategic alliances with several dealer groups and with Chase Automotive Finance (“Chase”). Under the Chase alliance, the Company’s personnel and representatives from Chase jointly market to automobile dealers with the Company providing non-prime auto financing and Chase providing prime auto financing. The alliance allows the Company and Chase to better service automobile dealers by offering auto financing across a broad credit spectrum. The Company also benefits from being able to market its auto financing programs to automobile dealers who have relationships with Chase.

Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. To mitigate the risk from credit losses, the Company may charge dealers a non-refundable acquisition fee when purchasing finance contracts. These acquisition fees are assessed on a contract-by-contract basis. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

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

Branch Office Network.    The Company primarily uses a branch office network to market its indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. Branch office and marketing personnel are responsible for the solicitation, enrollment and education of dealers regarding the Company’s financing programs. The Company believes a local presence enables it to be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, regulatory environment and availability of qualified personnel. Branch offices are typically situated in suburban office buildings that are accessible to local dealers.

Each branch office solicits dealers for contracts and maintains the Company’s relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and several dealer and customer service representatives. Larger branch offices may also have additional assistant managers or dealer marketing representatives. The Company believes that the personal relationships its branch managers and other branch personnel establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company’s dealer customer base. Branch managers are compensated with base salaries and annual incentives based on overall branch performance, including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash and stock-based awards. The branch managers report to regional vice presidents.

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

	Years Ended June 30,
	2003	2002	2001
	(dollars in thousands)
Number of branch offices(a)	90	251	232
Dollar volume of contracts purchased	$6,310,584	$8,929,352	$6,378,652
Number of producing dealerships(b)	18,942	19,401	16,280

(a)	The decrease in branch offices in fiscal 2003 as compared to fiscal 2002 is due to the implementation of the Company’s revised operating plan in February 2003 which included the closing/consolidation of branch offices.
(b)	A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

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

The credit scoring system considers data contained in the customer’s credit application and credit bureau report as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether the risk is acceptable and the price the Company should charge for that risk. The Company’s credit scorecards are monitored through monthly comparison of actual versus projected performance by score. The Company endeavors to refine its proprietary scorecards based on new information and identified correlations relating to receivables performance.

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

Finance contract application packages completed by prospective obligors are received from dealers via facsimile, electronically or by telephone. Since the Company is a participating lender in DealerTrack, automobile dealers can send application data to the Company electronically via an Internet connection. Such data automatically interfaces with the Company’s application processing systems providing for faster processing. The Company received 64% of credit applications from dealers via DealerTrack for the fiscal year ended June 30, 2003. Application data received by facsimile or telephone is entered into the Company’s application processing system. A credit bureau report is automatically accessed and a credit score is computed. Company personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. The credit decision is based primarily on the applicant’s credit score. The Company estimates that approximately 66% of applicants are denied credit by the Company typically because of their credit histories. Dealers are contacted regarding credit decisions electronically, by facsimile or by telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

The Company’s underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by designated individuals with appropriate credit authority. Exceptions are also monitored by the Company’s centralized risk management and corporate governance departments.

Completed contract packages are sent by the automobile dealers to the Company. Once the contract package is received, a customer service representative in the branch verifies certain applicant employment, income and residency information when required by the Company’s credit policies. Loan terms, insurance coverages and other information may be reverified or confirmed with the customer. Key loan documentation is scanned to create electronic images and electronically forwarded to the Company’s centralized loan processing department. The original documents are subsequently sent to the loan processing department and are stored in a fire resistant vault.

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

The Company uses monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify the Company of an address change. Approximately 15 days before a customer’s first payment due date and each month thereafter, the Company mails the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from the Company’s lockbox bank to the

Company for posting to the loan accounting system. Payments may also be received directly by the Company from customers or via electronic transmission of funds. All payment processing and customer account maintenance is performed centrally at the Company’s operations center in Arlington, Texas.

The Company’s collections activities are performed at regional centers located in Arlington, Texas; Chandler, Arizona; Charlotte, North Carolina; Jacksonville, Florida and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from the Company’s database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of borrowers daily.

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

At times, the Company offers payment deferrals to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the loan, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer’s past payment history and statistically based behavioral score and assesses the customer’s desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with the Company’s policies and guidelines. Certain exceptions to the Company’s policies and guidelines for deferrals must be approved by a collections officer. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions.

Repossessions.    Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company’s ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company. All repossessions, other than bankruptcy or previously charged-off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. The Company pursues collection of deficiencies when it deems such action to be appropriate.

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

Risk Management

Overview.    The Company’s risk management department is responsible for monitoring the contract approval process and supporting the supervisory role of senior operations management. This department tracks key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The risk management department also regularly reviews the performance of the Company’s credit scoring system and is responsible for the development and enhancement of the Company’s credit scorecards.

The risk management department prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. The Company reviews portfolio returns on a consolidated basis, as well as at the branch office, dealer and contract levels.

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

Compliance Audits.    The Company’s internal audit and corporate governance departments conduct regular reviews of branch office operations, loan operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with the Company’s written policies and procedures as well as regulatory matters. Branch office reviews performed by the Company’s corporate governance department include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and applicant data investigation. Written reports are distributed to departmental managers and officers for response and follow-up. Results and responses are also reviewed by senior management.

Securitization of Loans

Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The Company applies the net proceeds from securitizations to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2003, the Company had securitized approximately $30.1 billion of automobile receivables since 1994.

In its securitizations, the Company, through wholly-owned subsidiaries, transfers automobile receivables to newly-formed securitization Trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

The Company typically arranges for a financial guaranty insurance policy from one of several monoline insurers to achieve a high grade credit rating on the asset-backed securities issued by the securitization Trusts. The financial guaranty insurance policies insure the payment of principal and interest due on the asset-backed securities. The Company has limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to the Company’s securitizations.

The credit enhancement requirements for the Company’s securitizations include restricted cash accounts that are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. Funds would be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds generated from insured securitization transactions are also available to be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, default or net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified enhancement levels would be increased. Cash would be retained in the restricted cash account and not released to the Company until increased minimum levels of credit enhancement requirements have been reached and maintained. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required minimum levels.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”) and are referred to herein as the “FSA Program.” The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from a performing securitization Trust may be used to fund increased minimum credit enhancement requirements with respect to securitization Trusts in which specified portfolio performance ratios have been exceeded.

FSA has a security interest in the restricted cash accounts, interest-only receivables from Trusts and investments in Trust receivables related to Trusts that are part of the FSA Program, such that, if the security interest is foreclosed upon in the event of a payment by FSA under one of its insurance policies or the occurrence of other events of default in an FSA Program securitization, FSA would control all of the restricted cash accounts, interest-only receivables from Trusts and investments in Trust receivables with respect to securitization transactions it has insured.

The Company’s securitization transactions insured by financial guaranty insurance providers since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original minimum credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In addition, excess cash flows from certain securitization transactions would be utilized to satisfy any increased minimum credit enhancement requirements resulting from a breach of portfolio performance ratios in other transactions insured by the same insurance provider if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy).

Since November 2000, the Company has completed three securitization transactions in the United States and two in Canada involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from potential losses. The Company provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows are distributed to the Company. Since these transactions did not involve the issuance of a financial guaranty insurance policy, the credit enhancement assets related to these Trusts are not cross-collateralized to the credit enhancement assets established in connection with any of the Company’s other securitization Trusts and do not contain limitations on portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, the Company is subject to the Gramm-Leach-Bliley Act, which requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters. The Company is also subject to the Soldiers’ and Sailors’ Civil Relief Act, which requires it to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

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

Risk Factors

Dependence on Warehouse Financing.    The Company depends on warehouse credit facilities with financial institutions to finance its purchase of contracts pending a whole loan sale or securitization. At June 30, 2003, the Company has two warehouse credit facilities with various financial institutions providing for available borrowings of up to a total of approximately $2,200.0 million, subject to defined borrowing bases. The Company’s primary facility is a $1,950.0 million commercial paper facility of which $200.0 million matures in March 2004 and the remaining $1,750.0 million matures in March 2005. Subsequent to June 30, 2003, the Company terminated a $250.0 million commercial paper facility that was scheduled to mature in September 2003.

At June 30, 2003, the Company also has two medium term note facilities with administrative agents on behalf of institutionally managed medium term note conduits that in the aggregate provide $1,250.0 million of receivables financing. The Company has a $750.0 million facility that matures in June 2004 and a $500.0 million facility that matures in February 2005.

The Company cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends on factors outside of the Company’s control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace these facilities and arrange new warehouse credit facilities, medium term note facilities or other types of interim financing, it will have to curtail contract purchasing and originating activities, which would have a material adverse effect on the Company’s financial position and results of operations.

The Company’s warehouse credit and medium term note facilities contain restrictions and covenants that require the Company to maintain specified financial ratios and satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. The Company’s ability to meet those financial ratios and tests can be affected by events beyond its control, and the Company cannot guarantee that it will meet those financial ratios and tests.

Dependence on Securitization Program.    Since December 1994, the Company has relied upon its ability to aggregate and finance receivables in the asset-backed securities market to generate cash proceeds for repayment of warehouse credit facilities and to purchase additional contracts from automobile dealers. Accordingly, adverse changes in the Company’s asset-backed securities program or in the asset-backed securities market for automobile receivables, in general, could materially adversely affect the Company’s ability to purchase and finance loans on a timely basis and upon terms reasonably favorable to the Company. Any adverse change or delay would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company will continue to require the execution of securitization transactions in order to fund the Company’s future liquidity needs. There can be no assurance that funding will be available to the Company through this source or, if available, that it will be on terms acceptable to the Company. If securitizations are not available to the Company on a regular basis, it will be required to seek other possibly more costly forms of financing or to further decrease loan originations and implement additional expense reductions, all of which may have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

Dependence on Credit Enhancement.    To date, all but three of the Company’s securitizations in the United States have utilized credit enhancement in the form of financial guaranty insurance policies provided by various monoline insurance providers in order to achieve AAA/Aaa ratings. These ratings may reduce the costs of securitizations relative to alternative forms of financing available to the Company and enhance the marketability of these transactions to investors in asset-backed securities. All but three of these insured transactions have been insured by FSA. The Company has committed to utilizing specific financial guaranty insurance providers in connection with certain of its future securitizations. However, the financial guaranty insurance providers are not required to insure Company-sponsored securitizations, and there can be no assurance that they will continue to do so or that future Company-sponsored securitizations will be similarly rated. The Company’s insurance providers’ willingness to insure the Company’s future securitizations is subject to many factors beyond the Company’s control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of the Company’s portfolio for which the insurer has provided insurance. Alternatively, in lieu of relying on a financial guaranty insurance policy, in three of its securitizations, the Company has sold subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and reduce the initial credit enhancement deposit required for the securitization program.

The Company’s securitization transactions entered into in calendar year 2003 required higher initial and target enhancement levels than previous transactions. The Company anticipates that credit enhancement requirements will be at these higher levels on additional securitization transactions completed during fiscal 2004 and possibly beyond, requiring the use of additional liquidity to support its securitization program. A downgrading of any of the Company’s insurance provider’s credit ratings, an increase in required credit enhancement levels or the lack of availability of alternative credit enhancements, such as reinsurance or senior subordinated structures, for the Company’s securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial cash deposit requirements. The absence of a financial guaranty insurance policy may also impair the marketability of the Company’s securitizations. These events could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Liquidity and Capital Needs.    The Company’s ability to make payments on or to refinance its indebtedness and to fund its operations and planned capital expenditures depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company requires substantial amounts of cash to fund its contract purchase activities, whole loan purchase facilities and securitization activities. Although the Company must fund certain credit enhancement requirements upon the closing of a securitization, it typically receives the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. The Company also incurs significant transaction costs in connection with a whole loan purchase facility or securitization. Accordingly, the Company’s strategy of securitizing or transferring into a whole loan purchase facility substantially all of its newly purchased receivables will require substantial amounts of cash.

The Company expects to continue to require substantial amounts of cash. The Company’s primary cash requirements include the funding of: (i) contract purchases pending their securitization or transfer to a whole loan purchase facility; (ii) credit enhancement requirements in connection with the securitization or whole loan transfers of the receivables; (iii) interest and principal payments under the Company’s warehouse credit facilities, its senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) capital expenditures for technology and facilities; (vi) ongoing operating expenses; and (vii) any required income tax payments.

The Company’s primary sources of future liquidity are expected to be: (i) excess cash flows received from securitization Trusts; (ii) interest and principal payments on loans not yet securitized; (iii) servicing fees; (iv) borrowings under its warehouse credit facilities, whole loan purchase facilities or through securitizations; and (v) further issuances of debt or equity securities, depending on capital market conditions.

In addition, because the Company expects to continue to require substantial amounts of cash for the foreseeable future, it anticipates that it will require recurring securitizations or whole loan sales and may choose to enter into debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There is no assurance that any of these sources will be available to it at any given time or that the terms on which these sources may be available will be favorable.

Leverage.    The Company currently has a substantial amount of outstanding indebtedness. The Company’s ability to make payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance, including the performance of receivables transferred to securitization Trusts, and its ability to enter into additional securitizations, whole loan purchase facilities and debt and equity financings, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond its control.

If the Company is unable to generate sufficient cash flows in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to obtain additional financing could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The degree to which the Company is leveraged creates risks including: (i) the Company may be unable to satisfy its obligations under its outstanding indebtedness; (ii) the Company may find it more difficult to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iii) the Company may have to dedicate a substantial portion of its cash resources to the payments on its outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and (iv) the Company may be more vulnerable to adverse general economic and industry conditions. The Company’s existing outstanding indebtedness restricts its ability to, among other things: (i) sell or transfer assets; (ii) incur additional debt; (iii) repay other debt; (iv) pay dividends; (v) make certain investments or acquisitions; (vi) repurchase or redeem capital stock; (vii) engage in mergers or consolidations; and (viii) engage in certain transactions with subsidiaries and affiliates.

The Company’s warehouse credit facilities, medium term note facilities and senior note indentures require the Company to comply with certain financial ratios and covenants. Additionally, the Company’s warehouse credit facilities and medium term note facilities have minimum asset quality maintenance requirements. These restrictions may interfere with the Company’s ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2003, the Company was in compliance with all financial and portfolio performance covenants on its warehouse credit facilities, medium term note facilities and senior note indentures.

If the Company cannot comply with the requirements in its warehouse credit facilities, medium term note facilities and/or its senior note indentures, then the lenders may increase the Company’s borrowing costs or require it to repay immediately all of the outstanding debt under them. If its debt payments were accelerated, the

Company’s assets might not be sufficient to fully repay the debt. These lenders may require the Company to use all of its available cash to repay its debt, foreclose upon their collateral or prevent the Company from making payments to other creditors on certain portions of the Company’s outstanding debt.

The Company may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such a case, the Company’s financial condition, liquidity and results of operations would suffer.

Default and Prepayment Risks.    The Company’s results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased. Obligors under contracts acquired or originated by the Company may default or prepay during the period prior to their transfer in a securitization transaction. The Company bears the full risk of losses resulting from defaults during such period. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for loan losses on loans held on the Company’s balance sheet, which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of that allowance, and results of operations could be adversely affected.

The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it transfers pursuant to Company-sponsored securitizations. A large component of the gains previously recognized on these transactions and the corresponding assets recorded on the Company’s balance sheet are credit enhancement assets which consist of investments in Trust receivables, or overcollateralization, restricted cash and interest-only receivables from Trusts. Interest-only receivables from Trusts are based on the present value of estimated future excess cash flows from the securitized receivables expected to be received by the Company. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults and recovery rates on repossessed vehicles. Actual defaults and recovery rates may vary from management’s assumptions, possibly to a material degree. As of June 30, 2003, credit enhancement assets totaled $1,360.6 million.

The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company-sponsored securitizations into additional credit enhancement. Credit enhancement assets related to the Company’s securitizations that have involved the issuance of a financial guaranty insurance policy are currently pledged to financial guaranty insurance providers as security for the Company’s obligations to reimburse them for any amounts that may be paid out on financial guaranty insurance policies. Credit enhancement assets related to the Company’s securitizations that have involved the sale of subordinate securities also cannot be accessed by the Company since these assets are available only as security to protect investors in such securitizations against losses.

The Company regularly measures its default, recovery and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults, overestimated recoveries or that any other material assumptions changed adversely, the Company would be required to reduce the carrying value of its credit enhancement assets. If the change in assumptions and the impact of the change on the value of the credit enhancement assets were deemed other-than-temporary, the Company would record a charge to income. Additionally, for securitization transactions accounted for as financing transactions, an allowance for loan losses is maintained to reflect inherent losses in these loans. If losses were higher than estimated, the Company would be required to adjust its allowance for loan losses through a charge to income. Future cash flows from securitization Trusts may also be less than expected, and the Company’s results of operations and liquidity would be adversely affected, possibly to a material degree. Furthermore, an increase in defaults would reduce the size of the Company’s servicing portfolio, which would reduce the Company’s servicing income, further adversely affecting results of operations and cash flows. A material write-down of credit enhancement assets and the corresponding decreases in earnings and cash flows could limit the Company’s ability to service debt and to enter into future securitizations and other financings. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default and recovery rates on repossessed vehicles may differ from those assumed, or other assumptions may be required to be revised upon future events.

Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing.    Generally, the form of credit enhancement agreements the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain specified limits on portfolio performance ratios (delinquency, default and net loss triggers) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust, if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company’s cash flows. Further, the credit enhancement requirements for each securitization Trust in the FSA Program are cross-collateralized to the credit enhancement requirements established in connection with each of the Company’s FSA Program securitization Trusts, such that excess cash flows from a performing securitization Trust in the FSA Program may be used to fund increased minimum credit enhancement requirements with respect to securitization Trusts in the FSA Program in which specified portfolio performance ratios have been exceeded, which would have an adverse effect on the Company’s cash flows.

The Company’s securitization transactions insured by financial guaranty insurance providers since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original minimum credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In addition, excess cash flows from certain securitization transactions would be utilized to satisfy any increased minimum credit enhancement requirements resulting from a breach of portfolio performance ratios in other transactions insured by the same insurance provider if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy).

Since March 2003, the Company has exceeded its targeted net loss triggers in five FSA Program securitization transactions. A waiver was not granted by FSA. Accordingly, as of June 30, 2003, $82.0 million in cash generated by FSA Program securitization transactions otherwise distributable to the Company has been used to fund increased credit enhancement levels for the FSA Program securitizations that breached their net loss triggers. The Company believes that it is probable that net loss triggers on additional FSA Program securitization Trusts will exceed targeted levels during fiscal 2004. The Company does not expect waivers to be granted by FSA in the future with respect to FSA Program securitizations that have breached net loss triggers and therefore cash otherwise distributable to the Company by Trusts in the FSA Program will continue to be used to increase credit enhancement for FSA Program transactions rather than released to the Company.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios on the receivables included in each Trust that are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted such that a default under one servicing agreement would allow the financial guaranty insurance providers to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. The Company amended the cumulative net loss event of default triggers for all of the Company’s FSA Program transactions completed in 2000, 2001 and 2002 in exchange for increased insurance premiums due to FSA. The amendment was effective July 1, 2003. Although the Company has never exceeded these additional targeted portfolio performance ratios, and with the amendment does not anticipate violating any event of default triggers for its FSA Program securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2003, no such termination events have occurred with respect to any of the Trusts formed by the Company. The termination of any or all of the Company’s servicing rights would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Implementation of Business Strategy.    The Company’s financial position, liquidity and results of operations depend on management’s ability to execute its business strategy. Key factors involved in the execution of the business strategy include achieving the desired contract purchase volume, continued and successful use of proprietary scoring models for risk assessment and risk-based pricing, the use of effective risk management techniques and collection methods, continued investment in technology to support operating efficiency, and continued access to significant funding and liquidity sources. The failure or inability of the Company to execute any element of its business strategy could materially adversely affect its financial position, liquidity and results of operations.

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

Economic Conditions.    During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on the Company’s loans and increases the amount of a loss the Company would experience in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the Company focuses on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company’s servicing costs may increase without a corresponding increase in its servicing income. While the Company seeks to manage the higher risk inherent in loans made to non-prime borrowers through the underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company’s financial position, liquidity and results of operations and its ability to enter into future securitizations.

Wholesale Auction Values.    The Company sells repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for the Company. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. The Company’s recoveries as a percentage of repossession charge-offs declined to 42% in fiscal 2003 from 48% in fiscal 2002 and 51% in fiscal 2001, and there can be no assurance that the Company’s recovery rates will be maintained or improve in the future.

Interest Rates.    The Company’s profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread the Company earns on its receivables. As the level of interest rates increase, the Company’s gross interest rate spread on new originations will generally decline since the rates charged on the contracts originated or purchased from dealers are limited by statutory maximums, restricting the Company’s opportunity to pass on increased interest costs. The Company believes that its profitability and liquidity could be adversely affected during a period of higher interest rates, possibly to a material degree. The Company monitors the interest rate environment and employs pre-funding and other hedging strategies designed to mitigate the impact of changes in interest rates. The Company can provide no assurance, however, that pre-funding or other hedging strategies will mitigate the impact of changes in interest rates.

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

Litigation.    As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court for the Northern District of Texas Fort Worth Division. The consolidated lawsuit claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

Additionally, a complaint has been filed against the Company and certain of its officers and directors in the 48th Judicial District Court of Tarrant County, Texas alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. This lawsuit, which seeks class action status on behalf of all persons who purchased in such secondary offering, alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading. The shares issued by the Company in the secondary offering were priced at $7.50 per share; at the time this lawsuit was filed, the Company’s stock price was $7.88. This lawsuit has been removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, where a motion filed by the plaintiff seeking remand to the state district court is presently pending. In the opinion of management, this lawsuit is without merit and the Company intends to vigorously defend against it.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions.

The Company believes that it has taken prudent steps to address the litigation risks associated with its business activities. However, an adverse resolution of the litigation pending or threatened against the Company, including the proceedings specifically described in this section, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Employees

At June 30, 2003, the Company employed 3,639 persons in 31 states and one Canadian province. None of the Company’s employees are a part of a collective bargaining agreement, and the Company’s relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning the executive officers of the Company as of June 30, 2003.

Name	Age	Position
Clifton H. Morris, Jr.	67	Chairman of the Board and Chief Executive Officer

Daniel E. Berce	49	President

Steven P. Bowman	36	Executive Vice President, Chief Credit Officer

Chris A. Choate	40	Executive Vice President, Chief Legal Officer and Secretary

Richard E. Daly	56	Executive Vice President, Chief Learning Officer

Edward H. Esstman	62	Executive Vice President

S. Mark Floyd	50	Executive Vice President, Chief Operating Officer

Joseph E. McClure	55	Executive Vice President, Chief Information Officer

Cheryl L. Miller	38	Executive Vice President, Consumer Services

Preston A. Miller	39	Executive Vice President, Chief Financial Officer and Treasurer

Karl J. Reeb	45	Executive Vice President, Chief Administration Officer

CLIFTON H. MORRIS, JR. has been Chairman of the Board since May 1988 and has served as Chief Executive Officer from April 2003 to the present and from May 1988 to July 2000. He also served as President from May 1988 until April 1991 and from April 1992 to November 1996.

DANIEL E. BERCE has been President since April 2003. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. He served as Executive Vice President, Chief Financial Officer and Treasurer from November 1994 until November 1996.

STEVEN P. BOWMAN has been Executive Vice President, Chief Credit Officer since March 2000. He served as Senior Vice President, Risk Management from May 1998 until March 2000 and was Vice President, Risk Management from June 1997 until May 1998. From February 1996 until June 1997, Mr. Bowman was Assistant Vice President, Risk Management.

CHRIS A. CHOATE has been Executive Vice President, Chief Legal Officer and Secretary since November 1999. He served as Senior Vice President, General Counsel and Secretary from November 1996 to November 1999. Mr. Choate was Vice President, General Counsel and Secretary from November 1994 until November 1996.

RICHARD E. DALY has been Executive Vice President, Chief Learning Officer since January 2002. He served as Senior Vice President, Learning & Performance from July 2000 until January 2002. Prior to July 2000, Dr. Daly was President of Humanex, Inc., a management consulting firm, serving in that position for over five years.

EDWARD H. ESSTMAN has been an Executive Vice President since April 2003 and was Vice Chairman from August 2001 until April 2003. Mr. Esstman served as Executive Vice President, Dealer Services and Co-Chief Operating Officer from October 2000 to August 2001, Executive Vice President, Dealer Services from October 1999 to October 2000, Executive Vice President, Auto Finance Division from November 1996 to October 1999 and Senior Vice President and Chief Credit Officer from November 1994 to November 1996.

S. MARK FLOYD has been Executive Vice President, Chief Operating Officer since April 2003. He served as President, Dealer Services from August 2001 until April 2003. Mr. Floyd served as Executive Vice President, Dealer Services from November 1999 to August 2001 and was Senior Vice President, Director Strategic Alliance from January 1998 to November 1999. He was Senior Vice President, Strategic Alliance from September 1997 to January 1998.

JOSEPH E. McCLURE was Executive Vice President, Chief Information Officer from April 1999 to June 2003. He served as Senior Vice President, Chief Information Officer from October 1998 until April 1999. Prior to October 1998, Mr. McClure was Executive Vice President and Division Information Officer of Associates First Capital Corp. and was in that position for more than five years. In July 2003, Mr. McClure was reassigned to a non-executive officer position.

CHERYL L. MILLER was Executive Vice President, Consumer Services from April 2003 to June 2003 and was President, Consumer Services from May 2001 until April 2003. She served as Executive Vice President, Director of Collections and Customer Service from June 1998 to May 2001 and was Senior Vice President, Collections and Customer Service from October 1994 to June 1998. In July 2003, Ms. Miller was reassigned to a non-executive officer position.

PRESTON A. MILLER has been Executive Vice President, Chief Financial Officer and Treasurer since April 2003. Mr. Miller was Executive Vice President, Treasurer from July 1998 until April 2003. He served as Senior Vice President, Treasurer from November 1996 until July 1998 and Vice President, Controller from November 1994 until November 1996.

KARL J. REEB has been Executive Vice President, Chief Administration Officer since November 1999. Prior to November 1999, Mr. Reeb held various human resource executive positions with Verizon and its predecessor company for approximately 10 years.

Available Information

The Company makes available free of charge through its website, www.americredit.com, securitization portfolio performance measures and all materials that it files electronically with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after filing or furnishing such material with the SEC.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.    Properties

The Company’s executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a 12-year lease that commenced in July 1999. The Company also leases 150,000 square feet of office space in Chandler, Arizona, under a ten-year agreement with renewal options; 76,000 square feet of office space in Charlotte, North Carolina, under a ten-year agreement with renewal options; 85,000 square feet of office space in Peterborough, Ontario, under a ten-year agreement with renewal options; and 85,000 square feet of office space in Jacksonville, Florida, under a ten-year agreement with renewal options. The Company also owns two 250,000 square foot servicing facilities in Arlington, Texas.

The Company’s branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,000 and 2,000 square feet of space.

ITEM 3.    Legal Proceedings

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court for the Northern District of Texas Fort Worth Division. The consolidated lawsuit claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

Additionally, a complaint has been filed against the Company and certain of its officers and directors in the 48th Judicial District Court of Tarrant County, Texas alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. This lawsuit, which seeks class action status on behalf of all persons who purchased in such secondary offering, alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading. The shares issued by the Company in the secondary offering were priced at $7.50 per share; at the time this lawsuit was filed, the Company’s stock price was $7.88. This lawsuit has been removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, where a motion filed by the plaintiff seeking remand to the state district court is presently pending. In the opinion of management, this lawsuit is without merit and the Company intends to vigorously defend against it.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended June 30, 2003.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on the New York Stock Exchange under the symbol ACF. As of September 12, 2003, there were 156,453,979 shares of common stock outstanding and approximately 300 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for the Company’s common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2003
First Quarter	$28.34	$6.04	$8.07
Second Quarter	9.19	5.90	7.74
Third Quarter	9.65	1.55	3.30
Fourth Quarter	11.35	3.34	8.55

Fiscal year ended June 30, 2002
First Quarter	$64.90	$26.75	$31.62
Second Quarter	36.90	14.00	31.55
Third Quarter	40.30	18.50	37.99
Fourth Quarter	46.93	24.70	28.05

The Company has never paid cash dividends on its common stock. The indentures pursuant to which the Company’s senior notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    Selected Financial Data

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2003	2002(a)	2001	2000(b)	1999
	(dollars in thousands, except per share data)
Operating Data
Finance charge income	$613,225	$339,430	$225,210	$124,150	$75,288
Gain on sale of receivables	132,084	448,544	301,768	209,070	169,892
Servicing income	211,330	335,855	281,239	170,251	85,966
Total revenue	981,281	1,136,716	818,224	509,680	335,456
Net income	21,209	314,570	222,852	114,501	74,840
Basic earnings per share	0.15	3.71	2.80	1.57	1.19
Diluted earnings per share	0.15	3.50	2.60	1.48	1.11
Weighted average shares and assumed incremental shares	137,807,775	89,800,621	85,852,086	77,613,652	67,191,235
Auto loan originations	6,310,584	8,929,352	6,378,652	4,427,945	2,879,796

June 30,	2003	2002(a)	2001	2000	1999
	(dollars in thousands)
Balance Sheet Data
Finance receivables, net	$4,996,616	$2,198,391	$1,921,465	$871,511	$456,009
Credit enhancement assets(c)	1,360,618	1,541,218	1,151,275	824,618	494,862
Total assets	8,108,029	4,217,017	3,384,907	1,862,269	1,063,487
Medium term notes(d)	1,250,000	1,750,000	1,250,000
Securitization notes payable	3,281,370
Senior notes	378,432	418,074	375,000	375,000	375,000
Total liabilities	6,227,400	2,789,568	2,324,711	1,173,690	663,757
Shareholders’ equity	1,880,629	1,427,449	1,060,196	688,579	399,730
Receivables held on balance sheet	5,326,314	2,261,718	1,973,828	891,672	444,128
Gain-on-sale receivables	9,562,464	12,500,743	8,229,918	5,758,309	3,661,340

Managed auto receivables	14,888,778	14,762,461	10,203,746	6,649,981	4,105,468

(a)	Servicing income, total revenue, net income, basic earnings per share, diluted earnings per share, credit enhancement assets, total assets and shareholders’ equity were restated for fiscal 2002. (See Note 2 to the Consolidated Financial Statements.)
(b)	The Company closed its mortgage operations in fiscal 2000 and recorded a related charge of $9.0 million, or $0.11 per share, net of income tax benefits.
(c)	Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash.
(d)	Medium term notes are included in warehouse credit facilities on the Company’s consolidated balance sheets.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a consumer finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. The Company generates revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by the Company. To fund the acquisition of receivables prior to securitization, the Company uses borrowings under its warehouse credit facilities. The Company earns finance charge income on the finance receivables and pays interest expense on borrowings under its warehouse credit facilities.

The Company periodically transfers receivables to securitization Trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. The Company retains an interest in the securitization transactions in the form of credit enhancement assets, including the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded (see Liquidity and Capital Resources section). In addition to excess cash flows, the Company earns monthly base servicing income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees, such as late charges, as servicer for those Trusts.

The Company has changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s reported results of operations compared to its historical results because there is no gain on sale of receivables subsequent to September 30, 2002. Accordingly, historical results may not be indicative of the Company’s future results.

The Company reduced its workforce in November 2002 and implemented a revised operating plan in February 2003 in an effort to preserve and strengthen its capital and liquidity position. The revised operating plan included a decrease in the Company’s targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities.

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

The Company enters into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. Additionally, in conjunction with the reclassification of unrealized losses to net income, the Company also recorded an other-than-temporary impairment during the June 2002 quarter that resulted in a write down of credit enhancement assets and a $4.9 million, net of tax, decrease in shareholders’ equity at June 30, 2002. The restatement had no effect on the cash flows of such transactions. The Company has been contacted by the staff of the Securities and Exchange Commission (“SEC”) and informally requested to provide the staff with certain documents and other information related to the restatement. The Company intends to voluntarily cooperate with this request and to assist the SEC in its review of the restatement. See additional discussion in Note 2 to the Consolidated Financial Statements.

The restatement resulted in the following changes to the financial statements for the year ended June 30, 2002 (in thousands, except per share data):

Year Ended June 30, 2002
Servicing income:
Previous	$389,371
As restated	335,855
Income before income taxes:
Previous	$565,012
As restated	511,496
Net income:
Previous	$347,483
As restated	314,570
Diluted earnings per share:
Previous	$3.87
As restated	3.50

June 30, 2002
Credit enhancement assets:
Previous	$1,549,132
As restated	1,541,218
Accumulated other comprehensive income:
Previous	$42,797
As restated	70,843
Shareholders’ equity:
Previous	$1,432,316
As restated	1,427,449

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

Gain on sale of receivables

The Company periodically transfers receivables to Trusts that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, the Company recognized a gain on the sale of receivables to the Trusts, which represents the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company has made assumptions in order to determine the present value of the estimated future excess cash flows to be generated by the pool of receivables sold. The most significant assumptions made are the cumulative credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which the estimated future excess cash flows are discounted.

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

Years Ended June 30,	2003	2002	2001
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%	11.3%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%	9.8%
Restricted cash	9.8%	9.8%	9.8%

The cumulative credit loss assumptions utilized at the time of sale of receivables were determined using a range of possible outcomes based on historical experience, credit attributes for the specific pool of receivables and general economic factors. The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s carrying value related to such interests when receivables are sold. The cumulative credit loss assumption, including unrealized gains at time of sale, reflects the approximate level that cumulative credit losses could reach (notwithstanding other assumptions) in a securitization pool before the credit enhancement assets would suffer an other-than-temporary impairment.

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables from Trusts represent estimated future excess cash flows in the Trusts and have a first loss position to absorb any shortfall in Trust cash flows due to adverse credit loss development or adverse changes in Trust performance relative to other assumptions. While the Company earns a higher yield on its securitized receivables, the Company utilizes a 14% discount rate for interest-only receivables from Trusts since net undiscounted estimated future excess cash flows already incorporate a default assumption and the receivables underlying the securitization represent a diverse pool of assets. Restricted cash and investments in Trust receivables are backed by cash and receivables and are senior to interest-only receivables from Trusts for credit enhancement purposes. Accordingly, restricted cash and investments in Trust receivables are assigned a lower discount rate than the interest-only receivables from Trusts. The assumptions used represent the Company’s best estimates. The use of different assumptions would produce different financial results. See additional discussion regarding sensitivity analysis surrounding assumptions used in Note 5 to the Consolidated Financial Statements.

Fair value measurements

Certain of the Company’s assets, including the Company’s derivative financial instruments and credit enhancement assets related to gain on sale Trusts, are recorded at fair value. Fair values for derivative financial instruments are based on third-party quoted market prices, where possible. However, market prices are not readily available for the Company’s credit enhancement assets and, accordingly, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and changes in the accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. Additionally, if actual cumulative net credit losses exceed the Company’s estimate, additional impairment of credit enhancement assets could result.

Allowance for loan losses

The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables, including accrued interest, are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable. As of June 30, 2003, the Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations. See additional discussion in Note 3 to the Consolidated Financial Statements.

Derivative financial instruments

The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), on July 1, 2000. Unrealized gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted. Accordingly, the Company did not record a transition adjustment from the adoption of SFAS 133.

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

The Company also utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The Trusts and the Company’s wholly- owned special purpose finance subsidiaries typically purchase interest rate cap agreements to limit variability in excess cash flows from receivables sold to the Trusts or financed under warehouse credit facilities due to potential increases in interest rates. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The interest rate cap agreement purchaser bears no obligation or liability if interest rates fall below the “cap” rate. The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreements purchased and sold by the Company is included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets. The intrinsic value of the interest rate cap agreements purchased by the Trusts is reflected in the valuation of the credit enhancement assets.

The Company does not hold any interest rate cap or swap agreements for trading purposes.

RESULTS OF OPERATIONS

Year Ended June 30, 2003 as compared to Year Ended June 30, 2002

Revenue

The Company’s average managed receivables outstanding consisted of the following (in thousands):

Years Ended June 30,	2003	2002
Auto:
On-book	$3,723,023	$1,753,182
Gain on sale	12,013,489	10,711,164

Total managed	$15,736,512	$12,464,346

Average managed receivables outstanding increased by 26% as a result of the purchase of loans in excess of collections and charge-offs. The Company purchased $6,310.6 million of auto loans during fiscal 2003, compared to purchases of $8,929.4 million during fiscal 2002. This decrease resulted from a reduction in the number of the Company’s branch offices in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 90 auto lending branch offices as of June 30, 2003, compared to 251 as of June 30, 2002.

The average new loan size was $16,833 for fiscal 2003, compared to $16,428 for fiscal 2002. The increase in average new loan size was due to a change in the mix of business towards financing later model vehicles. The average annual percentage rate for finance receivables purchased during fiscal 2003 was 16.7%, compared to 17.7% during fiscal 2002. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 81% to $613.2 million for fiscal 2003 from $339.4 million for fiscal 2002. Finance charge income was higher due to an increase in average on-book receivables that resulted primarily from the Company’s decision to structure securitization transactions as secured financings. The Company’s effective yield on its on-book finance receivables decreased to 16.5% for fiscal 2003 from 19.4% for fiscal 2002. The effective yield is higher than the contractual rates of the Company’s auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for fiscal 2003 due to lower levels of finance charges earned between the origination date and funding date as well as lower loan pricing.

The gain on sale of receivables decreased by 71% to $132.1 million for fiscal 2003 from $448.5 million for fiscal 2002. The decrease in gain on sale of receivables resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables. During fiscal 2003, $2,507.9 million of finance receivables securitized were accounted for as sales of receivables as compared to $8,608.9 million during fiscal 2002. The gain as a percentage of the receivables securitized in gain on sale Trusts remained relatively stable at 5.3% for fiscal 2003 as compared to 5.2% for fiscal 2002.

Servicing income was $211.3 million, or 1.8% of average gain on sale auto receivables, for fiscal 2003, compared to $335.9 million, or 3.1% of average gain on sale auto receivables, for fiscal 2002. Servicing income represents accretion of the present value discount, base servicing fees, and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing income also includes other-than-temporary impairment charges of $189.5 million and $53.9 million for fiscal 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future excess cash flows to be received by the Company from securitization Trusts. In fiscal 2003, the expected delay in cash distributions from the FSA Program securitizations due to breaches of certain portfolio performance ratios and, to a lesser extent, additional insurance fees payable to FSA in connection with the amendment to the event of default net loss ratios reduced the present value of such cash distributions and resulted in other-than-temporary impairment.

Other income was $24.6 million for fiscal 2003, compared to $12.9 million for fiscal 2002. The increase in other income is primarily due to investment income earned on higher average cash and restricted cash balances, an increase in late fees collected on finance receivables held by the Company and additional other fees received.

Costs and Expenses

Operating expenses decreased to $373.7 million for fiscal 2003 from $424.1 million for fiscal 2002. As a percentage of average managed receivables outstanding, operating expenses decreased to 2.4% for fiscal 2003, compared to 3.4% for fiscal 2002. Operating expenses declined primarily as a result of a reduction in workforce in November 2002 and implementation of a revised operating plan in February 2003.

The Company recognized $63.3 million in restructuring charges including $6.9 million for its November 2002 reduction in workforce and $56.4 million related to the implementation of a revised operating plan in February 2003. The revised operating plan included a decrease in the Company’s targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses. The restructuring charges consisted primarily of severance costs of identified workforce reductions of approximately 1,200 positions related to the consolidation/closing of 161 branch offices including the closing of the Company’s Canadian lending activities, costs incurred to terminate facility and equipment leases prior to their expiration date as well as estimated costs that will continue to be incurred under the contracts for their remaining terms without economic benefit to the Company. The restructuring charges also include $20.8 million of previously capitalized costs for discontinuation of the development of the Company’s customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment.

The provision for loan losses increased to $307.6 million for fiscal 2003 from $65.2 million for fiscal 2002. As an annualized percentage of average on-book receivables, the provision for loan losses was 8.3% and 3.7% for fiscal 2003 and 2002, respectively. Subsequent to September 30, 2002, the Company changed the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables. Under this new structure, finance receivables remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables are provided for as a charge to operations. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will result in a higher amount charged-off per loan.

Interest expense increased to $202.2 million for fiscal 2003 from $135.9 million for fiscal 2002 due to higher debt levels. Average debt outstanding was $4,167.8 million and $2,366.3 million for fiscal 2003 and 2002, respectively. The increase in average debt outstanding results from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings. The Company’s effective rate of interest paid on its debt decreased to 4.9% from 5.7% as a result of lower short-term market interest rates.

The Company’s effective income tax rate was 38.5% for fiscal 2003 and 2002.

Other Comprehensive Loss

Other comprehensive loss consisted of the following (in thousands):

Years Ended June 30,	2003	2002
Decrease in unrealized gains on credit enhancement assets	$(140,905)	$(30,864)
Decrease in unrealized losses on cash flow hedges	13,960	22,948
Canadian currency translation adjustment	12,396	2,022
Income tax benefit	48,874	3,048

	$(65,675)	$(2,846)

Credit Enhancement Assets

The decrease in unrealized gains on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2003	2002
Unrealized gains at time of sale	$11,091	$47,634
(Decrease) increase in unrealized gains related to changes in credit loss assumptions	(96,901)	59,478
Decrease in unrealized gains related to changes in interest rates	(19,533)	(22,276)
Reclassification of unrealized gains into earnings through accretion	(35,562)	(115,700)

	$(140,905)	$(30,864)

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s allocated carrying value related to such interests when receivables are sold. Unrealized gains at time of sale were lower for fiscal 2003 as compared to fiscal 2002 due to the change in the structure of securitization transactions entered into subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive loss until realized, or, in the case of unrealized losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets to a range of 11.3% to 14.7% as of June 30, 2003, from a range of 10.4% to 12.7% as of June 30, 2002, which, together with the expected delay in cash distributions from the FSA Program, caused an other-than-temporary impairment charge of $189.5 million and a decrease in unrealized gains of $96.9 million for fiscal 2003. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to continued weakness in the general economy. The increase in unrealized gains of $59.5 million for fiscal 2002 was due to the decline in the carrying value of credit enhancement assets resulting from the reclassification of unrealized gains and losses between credit enhancement assets and cash flow hedges. This was partially offset by an increase in the range of cumulative credit loss assumptions for securitization Trusts to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to economic weakness. Cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets ranged from 10.4% to 12.7% as of June 30, 2002, as compared to 8.7% to 11.7% as of June 30, 2001.

Decreases in unrealized gains related to changes in interest rates of $19.5 million and $22.3 million for fiscal 2003 and 2002, respectively, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to lower interest rates. The lower earnings were partially offset by an increase in value associated with a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $35.6 million and $115.7 million were reclassified into earnings through accretion during fiscal 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during fiscal 2003 and 2002, are net unrealized gains of $13.5 million and $53.7 million, respectively, related to fluctuations in interest rates during the respective periods which are offset by cash flow hedges described below.

Cash Flow Hedges

Unrealized losses on cash flow hedges decreased by $14.0 million and $22.9 million for fiscal 2003 and 2002, respectively. Unrealized gains or losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Net unrealized losses reclassified into earnings were $66.6 million and $92.2 million for fiscal 2003 and 2002, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $12.4 million and $2.0 million for fiscal 2003 and 2002, respectively, were included in other comprehensive loss. This unrealized gain is due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the years. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

Years Ended June 30,	2003	2002
Finance charge and other income	$637,867	$352,317
Interest expense	(202,225)	(135,928)

Net margin	$435,642	$216,389

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

The Company routinely securitizes its receivables and prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables have not been sold and are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing income would have been recognized. Instead, finance charges would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

Years Ended June 30,	2003	2002
Finance charge and other income	$2,732,043	$2,298,439
Interest expense	(779,862)	(759,324)

Net margin	$1,952,181	$1,539,115

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

Years Ended June 30,	2003	2002
Finance charge and other income	17.4%	18.4%
Interest expense	(5.0)	(6.1)

Net margin as a percentage of average managed auto receivables	12.4%	12.3%

Average managed auto receivables	$15,736,512	$12,464,346

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income (in thousands):

Years Ended June 30,	2003	2002
Finance charge and other income per consolidated statements of income	$637,867	$352,317
Adjustments to reflect income earned on receivables in gain on sale Trusts	2,094,176	1,946,122

Managed basis finance charge and other income	$2,732,043	$2,298,439

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

Years Ended June 30,	2003	2002
Interest expense per consolidated statements of income	$202,225	$135,928
Adjustments to reflect interest expense incurred on receivables in gain on sale Trusts	577,637	623,396

Managed basis interest expense	$779,862	$759,324

Year Ended June 30, 2002 as compared to Year Ended June 30, 2001

Revenue

The Company’s average managed receivables outstanding consisted of the following (in thousands):

Years Ended June 30,	2002	2001
Auto:
On-book	$1,753,182	$1,046,306
Gain on sale	10,711,164	7,245,330

	12,464,346	8,291,636
Other		2,969

Total managed	$12,464,346	$8,294,605

Average managed receivables outstanding increased by 50% as a result of the purchase of loans in excess of collections and charge-offs. The Company purchased $8,929.4 million of auto loans during fiscal 2002, compared to purchases of $6,378.7 million during fiscal 2001. This growth resulted from increased loan production at branches open during both periods as well as expansion of the Company’s branch network. Loan purchases at branch offices opened prior to June 30, 2000, were 10% higher in fiscal 2002 versus fiscal 2001. The Company operated 251 auto lending branch offices as of June 30, 2002, compared to 232 as of June 30, 2001.

The average new loan size was $16,428 for fiscal 2002, compared to $15,430 for fiscal 2001. The average annual percentage rate for finance receivables purchased during fiscal 2002 was 17.7%, compared to 19.0% during fiscal 2001. Decreasing short-term market interest rates have lowered the Company’s cost of funds, allowing the Company to pass along some of this benefit to consumers in the form of lower loan pricing.

Finance charge income increased by 51% to $339.4 million for fiscal 2002 from $225.2 million for fiscal 2001. Finance charge income was higher due primarily to an increase of 68% in average on-book receivables in fiscal 2002 versus fiscal 2001. The Company’s effective yield on its on-book finance receivables decreased to 19.4% for fiscal 2002 from 21.5% for fiscal 2001. The effective yield is higher than the contractual rates of the Company’s auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased for fiscal 2002 due to lower loan pricing.

The gain on sale of receivables increased by 49% to $448.5 million for fiscal 2002 from $301.8 million for fiscal 2001. The increase in gain on sale of receivables resulted from the sale of $8,608.9 million of receivables in fiscal 2002 as compared to $5,300.0 million of receivables sold in fiscal 2001. The gain as a percentage of the receivables securitized in gain on sale Trusts decreased to 5.2% for fiscal 2002 from 5.7% for fiscal 2001 primarily due to the use of higher cumulative credit loss assumptions. The Company increased the assumption for cumulative credit losses used in determining the gain on sale of receivables from 11.3% for fiscal 2001 to 12.5% for fiscal 2002 to incorporate an expected increase in credit losses resulting from the general decline in the economy, including higher unemployment rates.

Servicing income increased to $335.9 million, or 3.1% of average gain on sale auto receivables, for fiscal 2002, compared to $281.2 million, or 3.9% of average gain on sale auto receivables, for fiscal 2001. Servicing income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing income also includes other-than-temporary impairment charges of $53.9 million for fiscal 2002. Other-than-temporary impairment resulted from increased default rates caused by continued weakness in the economy and lower than expected recovery proceeds caused by depressed used car values. The growth in servicing income is primarily attributable to the increase in average gain on sale auto receivables outstanding for fiscal 2002 compared to fiscal 2001.

Costs and Expenses

Operating expenses as a percentage of average managed receivables outstanding decreased to 3.4% for fiscal 2002, compared to 3.7% for fiscal 2001. The ratio improved as a result of economies of scale realized from a growing receivables portfolio and automation of loan origination, processing and servicing functions. The dollar amount of operating expenses increased by $115.7 million, or 38%, primarily due to the addition of branch offices and loan processing and servicing staff.

The provision for loan losses increased to $65.2 million for fiscal 2002 from $31.4 million for fiscal 2001 primarily due to higher average amounts of on-book receivables and the use of a higher provision for loan loss rate. As a percentage of average on-book receivables, the provision for loan losses was 3.7% and 3.0% for fiscal 2002 and 2001, respectively. The increase in the rate of provision for loan losses reflects the general expectation that continuing weakness in the economy, including an increase in unemployment rates, will cause a higher number of delinquent accounts. Since accounts delinquent for greater than 30 days are ineligible for securitization, receivables held indefinitely by the Company may increase, resulting in higher losses on receivables prior to securitization.

Interest expense increased to $135.9 million for fiscal 2002 from $116.0 million for fiscal 2001 due to higher debt levels. Average debt outstanding was $2,366.3 million and $1,255.0 million for fiscal 2002 and 2001, respectively. The Company’s effective rate of interest paid on its debt decreased to 5.7% from 9.2% as a result of lower short-term market interest rates.

The Company’s effective income tax rate was 38.5% for fiscal 2002 and 2001.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income consisted of the following (in thousands):

Years Ended June 30,	2002	2001
(Decrease) increase in unrealized gains on credit enhancement assets	$(30,864)	$111,125
Decrease (increase) in unrealized losses on cash flow hedges	22,948	(64,156)
Canadian currency translation adjustment	2,022
Income tax benefit (provision)	3,048	(18,083)

	$(2,846)	$28,886

Credit Enhancement Assets

The (decrease) increase in unrealized gains on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2002	2001
Unrealized gains at time of sale	$47,634	$27,424
Increase in unrealized gains related to changes in credit loss assumptions	59,478	36,056
(Decrease) increase in unrealized gains related to changes in interest rates	(22,276)	55,191
Reclassification of unrealized gains into earnings through accretion	(115,700)	(7,546)

	$(30,864)	$111,125

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s allocated carrying value related to such interests when receivables are sold. Unrealized gains at time of sale were higher for fiscal 2002 as compared to fiscal 2001 due to a greater amount of receivables sold in fiscal 2002.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income until realized, or, in the case of unrealized losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

Unrealized gains increased by $59.5 million for fiscal 2002 due to the decline in the carrying value of credit enhancement assets resulting from the reclassification of unrealized gains and losses between credit enhancement assets and cash flow hedges. This was partially offset by an increase in the range of cumulative credit loss assumptions for securitization Trusts to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to economic weakness. Cumulative credit loss assumptions (including remaining unrealized gains at time of sale) used in measuring the fair value of credit enhancement assets ranged from 10.4% to 12.7% as of June 30, 2002, as compared to 8.7% to 11.7% as of June 30, 2001.

The Company decreased the cumulative credit loss assumptions (including remaining unrealized gain at time of sale) used in measuring the fair value of credit enhancement assets to a range of 8.7% to 11.7% as of June 30, 2001, from a range of 9.4% to 12.6% as of June 30, 2000, resulting in an increase in unrealized holding gains of $36.1 million for fiscal 2001. The range of cumulative credit loss assumptions was decreased to reflect favorable actual credit performance compared to previous assumptions.

The decrease in unrealized gains related to changes in interest rates of $22.3 million for fiscal 2002 resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on restricted cash and Trust cash collection accounts due to lower short-term market interest rates. Unrealized holding gains related to changes in interest rates of $55.2 million for fiscal 2001 resulted primarily from an increase in estimated future cash flows from the Trusts due to lower interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $115.7 million and $7.5 million were reclassified into earnings through accretion during fiscal 2002 and 2001, respectively, and relate primarily to the recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. The increase in amounts reclassified into earnings was due to the reclassification of unrealized gains and losses between credit enhancement assets and cash flow hedges resulting from the restatement.

Cash Flow Hedges

Unrealized losses on cash flow hedges decreased by $22.9 million in fiscal 2002 and increased by $64.2 million in fiscal 2001. Short-term market interest rates decreased during fiscal 2002 and 2001, resulting in an increase in the liability related to the Company’s interest rate swap agreements. The increase in liability was reduced by the decline in the amount of interest rate swap agreements held by the Company. The unrealized losses decreased in fiscal 2002, since, commencing in January 2001, interest rate swap agreements have been executed within the Trusts, thus neutralizing the impact of changes in interest rates (except relative to investment income) on the fair value of credit enhancement assets for Trusts established thereafter. Unrealized gains or losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged asset, the loss is reclassified to earnings for the amount that is not expected to be recovered. Net unrealized losses reclassified into earnings were $92.2 million for fiscal 2002.

Net Margin

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

Years Ended June 30,	2002	2001
Finance charge and other income	$352,317	$235,217
Interest expense	(135,928)	(116,024)

Net margin	$216,389	$119,193

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

The Company routinely securitizes its receivables and prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables have not been sold and are still on the Company’s consolidated balance sheet. Accordingly, no gain on sale or servicing income would have been recognized. Instead, finance charges would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

Years Ended June 30,	2002	2001
Finance charge and other income	$2,298,439	$1,628,483
Interest expense	(759,324)	(630,982)

Net margin	$1,539,115	$997,501

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

Years Ended June 30,	2002	2001
Finance charge and other income	18.4%	19.6%
Interest expense	(6.1)	(7.6)

Net margin as a percentage of average managed auto receivables	12.3%	12.0%

Average managed auto receivables	$12,464,346	$8,291,636

Net margin as a percentage of average managed auto receivables increased for fiscal 2002 compared to fiscal 2001 as the Company was able to retain some of the benefit of declining interest rates in its loan pricing strategies.

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income (in thousands):

Years Ended June 30,	2002	2001
Finance charge and other income per consolidated statements of income	$352,317	$235,217
Adjustments to reflect income earned on receivables in gain on sale Trusts	1,946,122	1,393,266

Managed basis finance charge and other income	$2,298,439	$1,628,483

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

Years Ended June 30,	2002	2001
Interest expense per consolidated statements of income	$135,928	$116,024
Adjustments to reflect interest expense incurred on receivables in gain on sale Trusts	623,396	514,958

Managed basis interest expense	$759,324	$630,982

Credit Quality

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Finance receivables on the Company’s balance sheets include receivables purchased but not yet securitized and receivables securitized by the Company after September 30, 2002. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses on finance receivables at June 30, 2003. Finance receivables are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

Prior to October 1, 2002, the Company periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the Company’s balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the Company’s original estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings to the extent the write-down exceeds any unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

June 30, 2003	On-Book	Gain on Sale	Total Managed
Principal amount of receivables	$5,326,314	$9,562,464	$14,888,778

Allowance for loan losses and nonaccretable acquisition fees	(329,698)

Receivables, net	$4,996,616

Number of outstanding contracts	351,359	808,980	1,160,339

Average principal amount of outstanding contract (in dollars)	$15,159	$11,820	$12,831

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

June 30, 2002	On-Book	Gain on Sale	Total Managed
Principal amount of receivables	$2,261,718	$12,500,743	$14,762,461

Allowance for loan losses and nonaccretable acquisition fees	(63,327)

Receivables, net	$2,198,391

Number of outstanding contracts	148,826	975,562	1,124,388

Average principal amount of outstanding contract (in dollars)	$15,197	$12,814	$13,129

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	2.8%

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

June 30, 2003	On-Book		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$251,682	4.7%	$968,381	10.1%	$1,220,063	8.2%
Greater than 60 days	96,784	1.8	398,814	4.2	495,598	3.3

	348,466	6.5	1,367,195	14.3	1,715,661	11.5
In repossession	36,693	0.7	136,244	1.4	172,937	1.2

	$385,159	7.2%	$1,503,439	15.7%	$1,888,598	12.7%

June 30, 2002	On-Book		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$41,512	1.8%	$1,000,753	8.0%	$1,042,265	7.0%
Greater than 60 days	34,084	1.5	450,934	3.6	485,018	3.3

	75,596	3.3	1,451,687	11.6	1,527,283	10.3
In repossession	14,257	0.7	147,272	1.2	161,529	1.1

	$89,853	4.0%	$1,598,959	12.8%	$1,688,812	11.4%

Delinquencies in the Company’s managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to the Company’s target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Delinquencies were higher as of June 30, 2003, compared to June 30, 2002, due to continued weakness in the economy, including higher unemployment rates, and an increase in the average age of the Company’s managed receivables portfolio.

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account. Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 6.6%, 4.9% and 4.7% for fiscal 2003, 2002 and 2001, respectively. Of the total amount deferred, on-book finance receivables receiving a payment deferral were 6.6%, 2.0% and 0.9% for fiscal 2003, 2002 and 2001, respectively. The percentage of contracts receiving a payment deferral increased during fiscal 2003, compared to fiscal 2002 and 2001 due to the Company providing deferments to an increased number of consumers who were temporarily unable to make monthly payments as originally contracted due to weak economic conditions.

The following is a summary of total deferrals as a percentage of managed receivables outstanding:

June 30,	2003	2002
Never deferred	74.7%	84.4%
Deferred:
1-2 times	23.5	14.8
2-4 times	1.7	0.7
Greater than 4 times	0.1	0.1

Total deferred	25.3	15.6

Total	100.0%	100.0%

The Company evaluates the results of its deferment strategies based upon the amount of cash installments that are collected on accounts that have been deferred versus the extent to which the collateral underlying deferred accounts has depreciated over the same period of time. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2003	2002	2001
On-Book:
Repossession charge-offs	$149,841	$76,799	$26,554
Less: Recoveries	(68,004)	(39,520)	(13,850)
Mandatory charge-offs(a)	29,529	17,141	4,630

Net charge-offs	$111,366	$54,420	$17,334

Gain on Sale:
Repossession charge-offs	$1,222,325	$740,016	$432,590
Less: Recoveries	(503,350)	(355,252)	(220,565)
Mandatory charge-offs(a)	196,316	134,634	72,332

Net charge-offs	$915,291	$519,398	$284,357

Total managed:
Repossession charge-offs	$1,372,166	$816,815	$459,144
Less: Recoveries	(571,354)	(394,772)	(234,415)
Mandatory charge-offs(a)	225,845	151,775	76,962

Net charge-offs	$1,026,657	$573,818	$301,691

Net charge-offs as a percentage of average managed receivables outstanding	6.5%	4.6%	3.6%

Recoveries as a percentage of repossession charge-offs	41.6%	48.3%	51.1%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs increased for fiscal 2003 and fiscal 2002 compared to fiscal 2001 due to continued weakness in the economy, including higher unemployment rates, and lower net recoveries on repossessed vehicles. Recoveries as a percentage of repossession charge-offs decreased due to general declines in used car auction values. In addition, the Company implemented a more aggressive strategy for repossessing and liquidating late-stage delinquent accounts in early calendar 2003 resulting in a higher level of charge-offs for fiscal 2003.

Liquidity and Capital Resources

General

The Company’s primary sources of cash have been borrowings under its warehouse credit facilities and transfers of finance receivables to its whole loan purchase facility and to Trusts in securitization transactions. The Company’s primary uses of cash have been purchases of finance receivables and funding credit enhancement requirements for securitization transactions.

The Company used cash of $6,559.6 million, $9,055.0 million and $6,367.8 million for the purchase of finance receivables during fiscal 2003, 2002 and 2001, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through either the sale of finance receivables or the long-term financing of finance receivables in securitization or whole loan purchase transactions.

Warehouse Credit Facilities

As of June 30, 2003, warehouse credit facilities consisted of the following (in millions):

Maturity	Facility Amount	Advances Outstanding
September 2003(a)(b)	$250.0
June 2004(a)(c)	750.0	$750.0
February 2005(a)(c)	500.0	500.0
March 2005(a)(d)	1,950.0	22.4

	$3,450.0	$1,272.4

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	Subsequent to June 30, 2003, the Company terminated this facility.
(c)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	$200.0 million of this facility matures in March 2004, and the remaining $1,750.0 million matures in March 2005.

The Company did not renew a $250.0 million facility that matured in September 2002. Additionally, the Company terminated a $500.0 million warehouse credit facility that was scheduled to mature in November 2003, a $500.0 million medium term note facility that was scheduled to mature in December 2003 and on both of its Canadian warehouse credit facilities to realign the Company’s warehouse capacity with lower loan origination volume.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of June 30, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Within the next twelve months, $1,200.0 million of the Company’s warehouse credit facilities are up for renewal. To continue to realign the Company’s warehouse capacity with lower future loan origination volume, the Company anticipates that certain warehouse facilities will not be renewed or will be cancelled. The Company believes the capacity available under the remaining warehouse credit facilities will be sufficient to meet the Company’s warehouse funding needs for fiscal 2004.

Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. Under the purchase facility, during a revolving period ending in September 2003, the Company is required to transfer additional receivables to the special purpose finance subsidiary to replenish the amount of principal amortized and to replace delinquent receivables. On September 18, 2003, the Company repurchased the receivables and terminated the facility. The deferred debt issuance costs associated with the facility will be expensed during the quarter ending September 30, 2003.

Long-Term Debt Obligations

The following table summarizes the expected scheduled payments under the Company’s contractual long-term debt obligations (in thousands):

Years Ending June 30,	2004	2005	2006	2007	2008	After 2008	Total
Operating leases	$18,977	$16,427	$14,629	$12,998	$12,382	$41,113	$116,526
Other notes payable	13,829	8,152	5,571	3,148	350	3,549	34,599
Medium term notes	750,000	500,000					1,250,000
Securitization notes payable	1,255,420	829,929	615,646	580,375			3,281,370
Senior notes			200,000			175,000	375,000

Total	$2,038,226	$1,354,508	$835,846	$596,521	$12,732	$219,662	$5,057,495

Securitizations

The Company has completed thirty-nine auto receivables securitization transactions through June 30, 2003. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse facilities.

A summary of the active transactions through June 30, 2003, is as follows (in millions):

Transaction(a)	Date	Original Amount	Balance at June 30, 2003
1999-B	May 1999	$1,000.0	$77.6
1999-C	August 1999	1,000.0	115.9
1999-D	October 1999	900.0	123.7
2000-A	February 2000	1,300.0	221.2
2000-B	May 2000	1,200.0	262.4
2000-C	August 2000	1,100.0	282.4
2000-1	November 2000	495.0	127.2
2000-D	November 2000	600.0	186.3
2001-A	February 2001	1,400.0	468.0
2001-1	April 2001	1,089.0	374.0
2001-B	July 2001	1,850.0	811.2
2001-C	September 2001	1,600.0	765.5
2001-D	October 2001	1,800.0	911.0
2002-A	February 2002	1,600.0	915.1
2002-1	April 2002	990.0	589.7
2002-A Canada(b)	May 2002	145.0	132.8
2002-B	June 2002	1,200.0	790.4
2002-C	August 2002	1,300.0	910.7
2002-D	September 2002	600.0	437.4
2002-E-M	October 2002	1,700.0	1,403.9
C2002-1 Canada(b)(c)	November 2002	137.0	121.3
2003-A-M	April 2003	1,000.0	944.6
2003-B-X	May 2003	825.0	811.6

		$24,831.0	$11,783.9

(a)	Transactions originally totaling $4,845.5 million have been paid off as of June 30, 2003.
(b)	Balances at June 30, 2003, reflect fluctuations in foreign currency translation rates and principal pay downs.
(c)	Amounts do not include $22.2 million of asset-backed securities issued and retained by the Company.

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

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities as well as the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. However, the Company currently has no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely be required to provide initial credit enhancement deposits in future securitization transactions from its existing capital resources.

The Company’s second type of securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of the Company’s initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance or other alternative credit enhancements described in the preceding paragraphs. The Company has a revolving credit enhancement facility that provides for borrowings up to $145.0 million for the financing of bonds rated BBB- and BB- by the rating agencies in connection with subordinated securitization transactions. In August 2003, the Company reduced available borrowings under this facility to $5.0 million and extended its expiration date to November 2003.

The initial cash deposit and overcollateralization transfer as well as the targeted levels of credit enhancement required in the Company’s recent securitization transactions were higher than the levels required in the Company’s prior securitization transactions. Initial cash deposit and overcollateralization levels were raised to 10.5% from 7% of the original receivable pool balance and credit enhancement levels now must reach 18% compared to the previous requirement of 12% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company expects to begin to receive cash distributions approximately 9 to 12 months after receivables are securitized. The Company believes that additional securitizations completed in fiscal 2004 will require these higher credit enhancement levels.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2003	2002
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash	$50.2	$344.6
Overcollateralization	7.9	23.9
Borrowings under credit enhancement facility		182.5
Secured financing Trusts:
Restricted cash	117.6
Overcollateralization	299.1
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	140.8	243.6
Secured financing Trusts	117.7

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, default or net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. If a targeted portfolio performance ratio was exceeded in any securitization that is part of the FSA Program and a waiver was not granted by FSA, excess cash flows from all of the Company’s FSA Program securitizations could be used by FSA to increase credit enhancement for the securitization in which a ratio was exceeded to higher specified levels rather than being distributed to the Company.

The Company has exceeded its targeted net loss triggers in five FSA Program securitization transactions. Waivers were not granted by FSA. Accordingly, $82.0 million of cash generated by FSA Program securitization transactions otherwise distributable by the Trusts from March to June 2003 has been used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. The Company believes that it is probable that net loss triggers on additional FSA Program securitization Trusts will exceed targeted levels during fiscal 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions rather than released to the Company.

The Company’s securitization transactions insured by financial guaranty insurance providers since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original minimum credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In addition, excess cash flows from certain securitization transactions would be utilized to satisfy any increased minimum credit enhancement requirements resulting from a breach of portfolio performance ratios in other transactions insured by the same insurance provider if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy).

Agreements with the Company’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted such that a default under one servicing agreement would allow the financial guaranty insurance providers to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. In July 2003, the Company amended the cumulative net loss event of default triggers for all of the Company’s FSA Program transactions completed in 2000, 2001 and 2002 in exchange for an increase in the related insurance premium. Although the Company has never exceeded these additional targeted portfolio performance ratios, and with the amendment does not anticipate violating any event of default triggers for its FSA Program securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2003, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Secondary Offering

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $481.0 million. The Company used the proceeds of the secondary offering for initial credit enhancement deposits in securitization transactions subsequent to September 30, 2002, and for other working capital needs.

Credit Ratings

During fiscal 2003, Standard & Poor’s Rating Services, Fitch Ratings and Moody’s Investors Service downgraded the Company’s credit rating to ‘B+’, ‘B’ and ‘B1’, respectively. These downgrades resulted in decreased limits on derivative collateral lines and lower advance rates on certain warehouse credit facilities. In August 2003, Standard & Poor’s Rating Services downgraded the Company’s credit rating to ‘B’. This downgrade did not have an impact on the Company’s financial or liquidity position.

Operating Plan

In February 2003, the Company implemented a revised operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan included a decrease in targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing the Canadian lending activities. During the quarter ended June 30, 2003, the Company increased its cash balances by $78.8 million largely due to the origination volume and cost reductions made under the revised operating plan. Subject to continued access to the whole loan and securitization markets, the Company believes that it has sufficient liquidity to operate under its new plan through fiscal 2004.

The Company will continue to require the execution of additional securitization or whole loan purchase transactions in order to fund its lending activities through fiscal 2004. In addition, the Company believes that it must utilize a securitization structure involving the purchase of a financial guaranty insurance policy in order to execute such securitization transactions based on current market conditions. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization or whole loan purchase transactions on a regular basis, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to further revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

Off-Balance Sheet Arrangements

Prior to October 1, 2002, the Company structured its securitization transactions to meet the criteria for sales of finance receivables. Under this structure, notes issued by the Company’s unconsolidated qualified special purpose finance subsidiaries are not recorded as a liability on the Company’s consolidated balance sheets. See Liquidity and Capital Resources—Securitization for a detailed discussion of the Company’s securitization transactions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Fluctuations in market interest rates impact the Company’s warehouse credit facilities and securitization transactions. The Company’s gross interest rate spread, which is the difference between interest earned on its finance receivables and interest paid, is affected by changes in interest rates as a result of the Company’s dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund its purchases of finance receivables.

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreements purchased and sold is included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets.

Securitizations

The interest rate demanded by investors in the Company’s securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. Securities issued under the Company’s securitization transactions may bear fixed or variable interest rates. The Company utilizes several strategies to minimize the impact of interest rate fluctuations on its gross interest rate margin, including the use of derivative financial instruments, the regular sale or pledging of auto receivables to securitization Trusts and pre-funding of securitization transactions.

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on these securities to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. When economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements sold by the Company is included in derivative financial instruments on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense.

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

Senior Notes

The Company also used an interest rate swap agreement to hedge the fair value of certain of its fixed rate senior notes. In August 2002, the Company terminated this interest rate swap agreement. The fair value of the agreement at the termination date of $9.7 million is reflected as a premium in the carrying value of the senior notes and is being amortized into interest expense over the expected term of the senior notes.

The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of June 30, 2003 (dollars in thousands):

Years Ending June 30,	2004	2005	2006	2007	2008	Thereafter	Fair Value
Assets:
Finance receivables	$1,720,650	$1,404,071	$1,053,112	$745,070	$380,991	$22,420	$5,429,420
Interest-only receivables from Trusts	$84,277	$94,905	$32,925	$977			$213,084
Interest rate caps purchased
Notional amounts	$2,677,104	$1,604,436	$783,817	$438,465	$285,585	$108,115	$11,506
Average strike rate	5.60%	5.57%	5.69%	5.07%	4.52%	4.51%

Liabilities:
Warehouse credit facilities
Principal amounts	$772,438	$500,000					$1,272,438
Weighted average effective interest rate	2.07%	3.46%
Whole loan purchase facility(a)
Principal amounts	$902,873						$902,873
Weighted average effective interest rate	8.22%
Securitization notes payable
Principal amounts	$1,255,420	$829,929	$615,646	$580,375			$3,296,269
Weighted average effective interest rate	2.27%	2.90%	3.81%	4.45%
Senior notes
Principal amounts			$200,000			$175,000	$356,500
Weighted average effective interest rate			9.88%			9.36%
Interest rate swaps
Notional amounts	$1,833,117	$979,140	$469,738	$160,316			$64,793
Average pay rate	3.92%	3.99%	4.02%	3.04%
Average receive rate	1.88%	2.47%	3.15%	3.93%
Interest rate caps sold
Notional amounts	$1,013,535	$665,293	$220,779	$109,559	$68,289	$25,559	$1,738
Average strike rate	6.39%	6.39%	6.39%	5.45%	4.53%	4.53%

(a)	On September 18, 2003, the Company terminated this facility.

The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of June 30, 2002 (dollars in thousands):

Years Ending June 30,	2003	2004	2005	2006	2007	Thereafter	Fair Value
Assets:
Finance receivables	$2,198,391						$2,315,010
Interest-only receivables from Trusts	$130,834	$177,201	$167,402	$31,146			$506,583
Interest rate swaps
Notional amounts	$200,000	$200,000	$200,000	$166,667			$5,548
Average pay rate	6.95%	8.68%	9.73%	10.21%
Average receive rate	9.88%	9.88%	9.88%	9.88%
Interest rate caps purchased
Notional amounts	$1,668,864	$1,444,276	$1,192,558	$911,248	$595,942	$242,017	$16,741
Average strike rate	6.61%	6.60%	6.60%	6.59%	6.59%	6.59%

Liabilities:
Warehouse credit facilities
Principal amounts	$1,974	$1,250,000	$500,000				$1,751,974
Weighted average effective interest rate	2.78%	4.57%	5.58%
Senior notes
Principal amounts	$39,631			$200,000		$175,000	$403,798
Weighted average effective interest rate	9.25%			9.88%		9.36%
Interest rate swaps
Notional amounts	$1,086,341	$535,780	$162,288	$9,655			$66,869
Average pay rate	7.08%	7.13%	7.07%	6.86%
Average receive rate	2.50%	4.26%	5.48%	5.91%
Interest rate caps sold
Notional amounts	$3,016,192	$2,273,768	$1,561,615	$980,597	$600,015	$242,017	$19,053
Average strike rate	6.77%	6.81%	6.84%	6.66%	6.60%	6.59%

As of June 30, 2002, the Company’s finance receivables were held for sale and were assumed to be sold within one year of origination. As of June 30, 2003, finance receivables and interest-only receivables from Trusts are estimated to be realized by the Company in future periods using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Warehouse credit facilities, whole loan purchase facility, securitization notes payable and senior notes principal amounts have been classified based on expected payoff.

Notional amounts, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company’s exposure to loss through its use of these agreements.

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

Forward-Looking Statements

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2003. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.    Financial Statements and Supplementary Data

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2003	2002
		(Restated)
Assets
Cash and cash equivalents	$316,921	$92,349
Finance receivables, net	4,996,616	2,198,391
Interest-only receivables from Trusts	213,084	506,583
Investments in Trust receivables	760,528	691,065
Restricted cash—gain on sale Trusts	387,006	343,570
Restricted cash—securitization notes payable	229,917
Restricted cash—warehouse credit facilities	764,832	56,479
Property and equipment, net	123,713	120,505
Other assets	315,412	208,075

Total assets	$8,108,029	$4,217,017

Liabilities and Shareholders’ Equity
Liabilities:
Warehouse credit facilities	$1,272,438	$1,751,974
Whole loan purchase facility	902,873
Securitization notes payable	3,281,370
Senior notes	378,432	418,074
Other notes payable	34,599	66,811
Funding payable	25,562	126,893
Accrued taxes and expenses	162,433	194,260
Derivative financial instruments	66,531	85,922
Deferred income taxes	103,162	145,634

Total liabilities	6,227,400	2,789,568

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued Common stock, $.01 par value per share, 230,000,000 shares authorized; 160,272,366 and 91,716,416 shares issued	1,603	917
Additional paid-in capital	1,064,641	573,956
Accumulated other comprehensive income	5,168	70,843
Retained earnings	820,742	799,533

	1,892,154	1,445,249
Treasury stock, at cost (3,821,495 and 5,899,241 shares)	(11,525)	(17,800)

Total shareholders’ equity	1,880,629	1,427,449

Total liabilities and shareholders’ equity	$8,108,029	$4,217,017

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

Years Ended June 30,	2003	2002	2001
		(Restated)
Revenue
Finance charge income	$613,225	$339,430	$225,210
Gain on sale of receivables	132,084	448,544	301,768
Servicing income	211,330	335,855	281,239
Other income	24,642	12,887	10,007

	981,281	1,136,716	818,224

Costs and expenses
Operating expenses	373,739	424,131	308,453
Provision for loan losses	307,570	65,161	31,387
Interest expense	202,225	135,928	116,024
Restructuring charges	63,261

	946,795	625,220	455,864

Income before income taxes	34,486	511,496	362,360
Income tax provision	13,277	196,926	139,508

Net income	21,209	314,570	222,852

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(140,905)	(30,864)	111,125
Unrealized gains (losses) on cash flow hedges	13,960	22,948	(64,156)
Foreign currency translation adjustment	12,396	2,022
Income tax benefit (provision)	48,874	3,048	(18,083)

Other comprehensive (loss) income	(65,675)	(2,846)	28,886

Comprehensive (loss) income	$(44,466)	$311,724	$251,738

Earnings per share
Basic	$0.15	$3.71	$2.80

Diluted	$0.15	$3.50	$2.60

Weighted average shares outstanding	137,501,378	84,748,033	79,562,495

Weighted average shares and assumed incremental shares	137,807,775	89,800,621	85,852,086

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 30, 2000	83,726,534	$837	$401,979	$44,803	$262,111	7,008,859	$(21,151)
Common stock issued on exercise of options	6,075,558	61	49,313			(200,000)	604
Income tax benefit from exercise of options			63,293
Other comprehensive income, net of income taxes of $18,083				28,886
Common stock issued for employee benefit plans	51,700	1	5,492			(369,122)	1,115
Net income					222,852

Balance at June 30, 2001	89,853,792	899	520,077	73,689	484,963	6,439,737	(19,432)
Common stock issued on exercise of options	1,710,451	17	20,800
Income tax benefit from exercise of options			22,304
Other comprehensive loss, net of income tax benefit of $3,048 (Restated)				(2,846)
Common stock issued for employee benefit plans	152,173	1	10,775			(540,496)	1,632
Net income (Restated)					314,570

Balance at June 30, 2002 (Restated)	91,716,416	917	573,956	70,843	799,533	5,899,241	(17,800)
Common stock issued on exercise of options	55,950	1	441
Income tax benefit from exercise of options			268
Common stock issued in public offering	68,500,000	685	480,324
Issuance of warrants			6,609
Other comprehensive loss, net of income tax benefit of $48,874				(65,675)
Common stock issued for employee benefit plans			3,043			(2,077,746)	6,275
Net income					21,209

Balance at June 30, 2003	160,272,366	$1,603	$1,064,641	$5,168	$820,742	3,821,495	$(11,525)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended June 30,	2003	2002	2001
		(Restated)
Cash flows from operating activities
Net income	$21,209	$314,570	$222,852
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	56,677	38,372	19,740
Provision for loan losses	307,570	65,161	31,387
Deferred income taxes	7,441	40,770	82,947
Accretion of present value discount	(99,351)	(112,261)	(93,449)
Impairment of credit enhancement assets	189,520	53,897
Non-cash gain on sale of auto receivables	(124,831)	(424,771)	(243,991)
Non-cash restructuring charges	41,251
Other	3,182	2,018
Distributions from Trusts, net of swap payments	140,836	243,596	214,629
Initial deposits to credit enhancement assets	(58,101)	(368,495)	(180,008)
Changes in assets and liabilities:
Other assets	(55,884)	(41,979)	(5,377)
Accrued taxes and expenses	(48,015)	88,017	43,414
Purchases of receivables held for sale	(647,647)	(9,055,028)	(6,367,796)
Principal collections and recoveries on receivables held for sale	74,370	235,323	110,812
Net proceeds from sale of receivables	2,495,353	8,546,229	5,174,439

Net cash provided (used) by operating activities	2,303,580	(374,581)	(990,401)

Cash flows from investing activities
Purchase of receivables	(5,911,952)
Principal collections and recoveries on receivables	812,825
Purchases of property and equipment	(40,670)	(11,559)	(34,278)
Change in restricted cash—securitization notes payable	(228,184)
Change in restricted cash—warehouse credit facilities	(708,361)	9,926	(38,362)
Change in other assets	(31,370)	(20,030)	(46,528)

Net cash used by investing activities	(6,107,712)	(21,663)	(119,168)

Cash flows from financing activities
Net change in warehouse credit facilities	(479,223)	248,073	1,015,179
Proceeds from whole loan purchase facility	875,000
Issuance of securitization notes	3,689,554
Payments on securitization notes	(428,324)
Senior notes swap settlement	9,700
Proceeds from issuance of senior notes		175,000
Retirement of senior notes	(39,631)	(139,522)
Borrowings under credit enhancement facility		182,500	57,000
Debt issuance costs	(35,511)	(22,518)
Net change in notes payable	(45,568)	(21,484)	(5,369)
Proceeds from issuance of common stock	482,345	20,818	56,586

Net cash provided by financing activities	4,028,342	442,867	1,123,396

Net increase in cash and cash equivalents	224,210	46,623	13,827
Effect of Canadian exchange rate changes on cash and cash equivalents	362	710
Cash and cash equivalents at beginning of year	92,349	45,016	31,189

Cash and cash equivalents at end of year	$316,921	$92,349	$45,016

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

History and Operations

AmeriCredit Corp. (“Company”) was formed on August 1, 1986, and, since September 1992, has been in the business of purchasing and servicing automobile sales finance contracts. The Company operated 90 auto lending branch offices in 31 states as of June 30, 2003.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s investment in DealerTrack Holdings, Inc. (“DealerTrack”), a company that provides an auto finance transaction processing channel, is accounted for using the cost method since the Company owns less than a 20% voting interest in DealerTrack and does not otherwise exercise significant influence over DealerTrack. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of certain cash accounts on the consolidated balance sheets.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, assumptions for cumulative credit losses, timing of cash flows and discount rates on receivables sold in securitization transactions and the determination of the allowance for loan losses on finance receivables held on the Company’s consolidated balance sheets.

Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Finance Receivables

The Company’s securitization transactions have been structured as secured financings since September 30, 2002. Accordingly, finance receivables are carried at amortized cost at June 30, 2003. Prior to October 1, 2002, finance receivables were classified as held for sale and carried at the lower of cost or fair value. Fair value is measured on an aggregate basis since the receivables have relatively homogenous obligors, collateral, loan size and structure characteristics and are subject to similar risks.

Finance charge income related to finance receivables is recognized using the interest method. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent. Fees and commissions received (other than acquisition fees described below) and direct costs of originating loans are deferred and amortized over the term of the related receivables using the interest method and are removed from the consolidated balance sheets when the related finance contract is sold, charged-off or paid in full.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. To mitigate the risk from credit losses, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company records such acquisition fees as a nonaccretable reduction in the carrying value of the related finance contract.

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses on finance receivables. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables, including accrued interest, are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable.

Credit Enhancement Assets

The Company periodically transfers receivables to certain special purpose financing Trusts (“Trusts”), and the Trusts, in turn, issue asset-backed securities to investors in securitization transactions. Prior to October 1, 2002, the Company retained an interest in the receivables in the form of a residual or interest-only receivables from Trusts and also retained other subordinated interests in the receivables transferred to the Trusts. The residual or interest-only receivables from Trusts represents the present value of future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses.

Prior to October 1, 2002, the Company structured its securitization transactions to meet the criteria for sales of finance receivables. For securitization transactions structured as sales of receivables, the Company removes the net book value of the receivables sold from its consolidated balance sheet upon the transfer of receivables to the Trusts and allocates such carrying value between the assets transferred and the interests retained, based upon their relative fair values at the settlement date. The difference between the sales proceeds, net of transaction costs, and the allocated basis of the assets transferred is recognized as a gain on sale of receivables.

The allocated basis of the interests retained is classified as either interest-only receivables from Trusts, investments in Trust receivables or restricted cash in the Company’s consolidated balance sheets depending upon the form of interest retained by the Company. These interests are collectively referred to as credit enhancement assets.

Since auto receivables held by the Trusts can be contractually prepaid or otherwise settled in such a way that the Company would not recover all of its recorded investment in the retained interests, credit enhancement assets are classified as available for sale and are measured at fair value. Unrealized gains or temporary losses are reported net of income tax effects as accumulated other comprehensive income that is a separate component of shareholders’ equity until realized. If a decline in fair value is deemed other than temporary, the assets are written down through an impairment charge to operations.

The fair value of credit enhancement assets is estimated by calculating the present value of the excess cash flows from the Trusts using discount rates commensurate with the risks involved. Such calculations include estimates of cumulative credit losses for the remaining term of the receivables transferred to the Trusts since this factor most impacts the amount and timing of future excess cash flows. If cumulative credit losses exceed the Company’s original estimates, the credit enhancement assets could be written down through a charge to operations as an other than temporary impairment. Favorable credit loss experience compared to the Company’s original estimates could result in additional earnings when realized. The discount used to estimate the present value of future excess cash flows is accreted into income using the interest method over the expected life of the securitization and is recorded as part of servicing income.

In connection with securitization transactions, the Company is required to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes a deposit to a restricted cash account and may also retain a subordinated interest in the receivables sold to the Trusts to establish initial credit enhancement levels. Monthly cash collections from the pools of receivables in excess of required principal and interest payments on the asset-backed securities and servicing fees and other expenses are either added to the restricted cash accounts or used to repay the outstanding asset-backed securities on an accelerated basis, thus creating additional credit enhancement through overcollateralization in the Trusts. This overcollateralization, as well as any initial retained interest in the receivables sold to the Trusts, is recorded as investments in Trust receivables in the Company’s consolidated balance sheets. When the credit enhancement levels reach specified percentages of the pools of receivables, excess cash flows are distributed to the Company. In the event that monthly cash collections are insufficient to make required principal and interest payments to the investors and pay servicing fees and other expenses, any shortfall would be first drawn from the restricted cash accounts. Funds generated from insured securitization transactions are also available to be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, default or net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified enhancement levels would be increased. Cash would be retained in the restricted cash account and not released to the Company until increased minimum levels of credit enhancement requirements have been reached and maintained. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required minimum levels.

Subsequent to September 30, 2002, the Company structured its securitization transactions to no longer meet the criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. Credit enhancement assets are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheet as restricted cash—securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset but will be recognized through earnings in future periods.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), on July 1, 2000. Unrealized gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted. Accordingly, the Company did not record a transition adjustment from the adoption of SFAS 133.

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

The Company also utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The Trusts and the Company’s wholly- owned special purpose finance subsidiaries typically purchase interest rate cap agreements to limit variability in excess cash flows from receivables sold to the Trusts or financed under warehouse credit facilities due to potential increases in interest rates. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The interest rate cap agreement purchaser bears no obligation or liability if interest rates fall below the “cap” rate. The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreements purchased and sold by the Company is included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets. The intrinsic value of the interest rate cap agreements purchased by the Trusts is reflected in the valuation of the credit enhancement assets.

The Company does not hold any interest rate cap or swap agreements for trading purposes.

Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, the Company’s credit exposure is limited to the uncollected interest and contract market value related to the contracts that have become favorable to the Company. The Company manages the credit risk of such contracts by using highly rated counterparties, establishing risk limits and monitoring the credit ratings of the counterparties.

Income Taxes

Deferred income taxes are provided in accordance with the asset and liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting. Valuation allowances for deferred tax assets are provided when realization of such assets are not likely.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” (“SFAS 148”) encourages, but does not require, companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123 and SFAS 148, the Company has elected to continue to report stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, no compensation expense has been recognized for options granted.

The following table illustrates the effect on net income and earnings per share had compensation expense for the Company’s plans been determined using the fair value-based method (in thousands, except per share data):

Years Ended June 30,	2003	2002	2001
Net income, as reported	$21,209	$314,570	$222,852
Deduct: Stock-based compensation expense, determined under fair value-based method, net of related tax effects	22,578	24,265	16,310

Pro forma net (loss) income	$(1,369)	$290,305	$206,542

Earnings (loss) per share:
Basic—as reported	$0.15	$3.71	$2.80

Basic—pro forma	$(0.01)	$3.43	$2.60

Diluted—as reported	$0.15	$3.50	$2.60

Diluted—pro forma	$(0.01)	$3.23	$2.41

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2003	2002	2001
Expected dividends	0	0	0
Expected volatility	111%	101%	51%
Risk-free interest rate	1.75%	4.28%	5.31%
Expected life	3.2 years	5 years	5 years

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation clarifies the disclosures required in quarterly and annual financial statements about obligations under certain guarantees issues. FIN 45 also provides guidance on when a guarantor is required to recognize a liability for the obligation taken in issuing the guarantee. The adoption of this interpretation did not have a significant impact on the Company’s financial position or results of operations. This interpretation is effective for guarantees issued or modified after December 15, 2002. The required disclosures are effective for and are included in these financial statements.

In December 2002, the FASB issued SFAS 148. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends disclosure requirements of SFAS 123 to require disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have any impact on the Company’s financial position or results of operations. This statement is effective for and is included in these financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003, and is effective beginning with the September 30, 2003, quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The adoption of this interpretation did not have any impact on the Company’s financial position or results of operations as the Company’s securitization transactions that were accounted for as sales of finance receivables were structured using qualified special purpose entities, which are excluded from the scope of this interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain decisions made as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS 149 will have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective for all affected financial instruments beginning with the September 30, 2003, quarterly financial statements. The Company does not anticipate that the adoption of this statement will have any impact on the Company’s financial position or results of operations.

2.    Restatement

On August 25, 2003, the Company issued a press release reporting a restatement of its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, as a result of a review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain interest rate swap agreements that were entered into prior to 2001 and used to hedge interest rate risk on a portion of its cash flows from credit enhancement assets.

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

The restatement resulted in the following changes to the financial statements for the year ended June 30, 2002 (in thousands, except per share data):

Year Ended June 30, 2002
Servicing income:
Previous	$389,371
As restated	335,855
Income before income taxes:
Previous	$565,012
As restated	511,496
Net income:
Previous	$347,483
As restated	314,570
Diluted earnings per share:
Previous	$3.87
As restated	3.50

June 30, 2002
Credit enhancement assets:
Previous	$1,549,132
As restated	1,541,218
Accumulated other comprehensive income:
Previous	$42,797
As restated	70,843
Shareholders’ equity:
Previous	$1,432,316
As restated	1,427,449

3.    Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2003	2002
Finance receivables unsecuritized	$1,755,529	$2,261,718
Finance receivables securitized	3,570,785
Less nonaccretable acquisition fees	(102,719)	(40,618)
Less allowance for loan losses	(226,979)	(22,709)

	$4,996,616	$2,198,391

Finance receivables securitized represent receivables transferred to the Company’s securitization Trusts in transactions accounted for as secured financings. Finance receivables unsecuritized include $604.1 million pledged under the Company’s warehouse credit facilities and $989.1 million transferred to the whole loan purchase facility.

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on approximately $214.7 million and $79.1 million of delinquent finance receivables as of June 30, 2003 and 2002, respectively.

A summary of the nonaccretable acquisition fees and allowance for loan losses is as follows (in thousands):

Years Ended June 30,	2003	2002	2001
Balance at beginning of year	$63,327	$52,363	$24,374
Provision for loan losses	307,570	65,161	31,387
Nonaccretable acquisition fees	114,933	171,537	144,403
Allowance related to receivables sold to Trusts	(44,766)	(171,314)	(130,467)
Net charge-offs	(111,366)	(54,420)	(17,334)

Balance at end of year	$329,698	$63,327	$52,363

4.    Securitizations

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

June 30,	2003	2002	2001
Receivables securitized:
Sold	$2,507,906	$8,608,909	$5,300,004
Secured financing	3,979,967
Net proceeds from securitization:
Sold	2,495,353	8,546,229	5,173,763
Secured financing	3,689,554
Gain on sale of receivables	132,084	448,544	301,768
Servicing fees:
Sold	301,499	277,491	187,790
Secured financing(a)	37,074
Distributions from Trusts, net of swap payments:
Sold	140,836	243,596	214,629
Secured financing	117,651

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

The Company retains an interest in the receivables sold in the form of credit enhancement assets and servicing responsibilities for receivables transferred to the Trusts. The Company earns a monthly base servicing fee of 2.25% per annum on the outstanding principal balance of its domestic securitized receivables and supplemental fees (such as late charges) for servicing the receivables. The Company believes that servicing fees received on its domestic securitization pools would fairly compensate a substitute servicer should one be required, and, accordingly, the Company records neither a servicing asset nor a servicing liability. The Company recorded a servicing liability related to the servicing of its Canadian securitization pools because it does not receive a servicing fee for its servicing obligations. The servicing liability is included in accrued taxes and expenses on the Company’s consolidated balance sheets. As of June 30, 2003 and 2002, the Company was servicing $13,133.2 million and $12,500.7 million, respectively, of finance receivables that have been transferred to the Trusts.

5.    Credit Enhancement Assets

The investors in and insurers of the asset-backed securities sold by the Trusts have no recourse to the Company’s assets other than the credit enhancement assets. The credit enhancement assets are subordinate to the interests of the investors in and insurers of the Trusts, and the value of such assets is subject to the credit risks related to the receivables transferred to the Trusts. Credit enhancement assets would be drawn down to cover monthly principal and interest payments to the investors and administrative fees in the event that cash generated from the securitization Trusts was not sufficient to cover these payments.

Credit enhancement assets consist of the following (in thousands):

June 30,	2003	2002
Gain on sale Trusts:
Interest-only receivables from Trusts	$213,084	$506,583
Investments in Trust receivables	760,528	691,065
Restricted cash	387,006	343,570

	$1,360,618	$1,541,218

Secured financing Trusts:
Restricted cash	$229,917

Finance receivables—securitized	$3,570,785
Less: Securitization notes payable	3,281,370

Overcollateralization	$289,415

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

June 30,	2003	2002	2001
Balance at beginning of year	$1,541,218	$1,151,275	$824,618
Initial deposits	58,101	368,495	180,008
Non-cash gain on sale of receivables	124,831	430,243	243,991
Payments on credit enhancement facility		(218,819)	(87,287)
Distributions from Trusts	(194,648)	(310,094)	(214,629)
Accretion of present value discount	123,150	100,033	93,449
Other-than-temporary impairment	(189,520)	(53,897)
Change in unrealized gain	(105,343)	73,523	111,125
Canadian currency translation adjustment	2,829	459

Balance at end of year	$1,360,618	$1,541,218	$1,151,275

At the time of securitization of finance receivables, the Company is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. These assets represent initial deposits to credit enhancement assets. If the securitization is structured to meet the criteria for sales of receivables, a non-cash gain on sale of receivables is recognized consisting of interest-only receivables from Trusts, net of the present value discount related to the assets pledged as initial deposits to credit enhancement assets. The interest-only receivables from Trusts represent the present value of the estimated excess cash flows expected to be received by the Company over the life of the securitization.

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and are retained by the Trusts to increase restricted cash or investments in Trust receivables.

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, default or net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified levels of assets pledged as credit enhancement would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”) and are referred to herein as the “FSA Program.” The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from a performing securitization Trust may be used to fund increased minimum credit enhancement requirements with respect to securitization Trusts in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

The Company’s securitization transactions insured by financial guaranty insurance providers since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original minimum credit enhancement requirement for any securitization Trust after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In addition, excess cash flows from certain securitization transactions would be utilized to satisfy any increased minimum credit enhancement requirements resulting from a breach of portfolio performance ratios in other transactions insured by the same insurance provider if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy).

The Company has exceeded its targeted net loss triggers in five FSA Program securitization transactions. Waivers were not granted by FSA. Accordingly, $82.0 million of cash generated by FSA Program securitization transactions otherwise distributable by the Trusts from March to June 2003 has been used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. The Company believes that it is probable that net loss triggers on additional FSA program securitization Trusts will exceed targeted levels during fiscal 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions rather than released to the Company.

Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are released to the Company as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also released to the Company as distributions from Trusts.

Agreements with the Company’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted such that a default under one servicing agreement would allow the guaranty insurance providers to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. In July 2003, the Company amended the cumulative net loss event of default triggers for all of the Company’s FSA Program transactions completed in 2000, 2001 and 2002 in exchange for an increase in the related insurance premium. Although the Company has never exceeded these additional targeted portfolio performance ratios, and with the amendment does not anticipate violating any event of default triggers for its FSA Program securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements,

(iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2003, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Accretion of present value discount represents accretion of the excess of the estimated future distributions from Trusts over the book value of the credit enhancement assets using the interest method over the expected life of the securitization. The accretion of present value discount is included in servicing income. The Company does not accrete the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Unrealized gains (losses) generally represent changes in the fair value of credit enhancement assets as a result of differences between actual securitization pool performance and the original assumptions for such performance or changes in the assumptions as to future securitization pool performance. An other-than-temporary impairment results when the present value of anticipated cash flows is below the carrying value of the credit enhancement assets. Other-than-temporary impairments are included in servicing income on the consolidated statements of income.

Significant assumptions used in determining the gain on sale of receivables were as follows:

Years Ended June 30,	2003	2002	2001
Cumulative credit losses (including unrealized gains at time of sale)	12.5%	12.5%	11.3%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%	9.8%
Restricted cash	9.8%	9.8%	9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

June 30,	2003	2002
Cumulative credit losses (including remaining unrealized gains at time of sale)	11.3% – 14.7%	10.4% – 12.7%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

The Company has not presented the expected weighted average life and prepayment assumptions used in determining the gain on sale and in measuring the fair value of credit enhancement assets due to the stability of these two attributes over time. A significant portion of the Company’s prepayment experience relates to defaults that are considered in the cumulative credit loss assumption. The Company’s voluntary prepayment experience on its receivables portfolio typically has not fluctuated significantly with changes in market interest rates or other economic or market factors.

The sensitivity to an immediate 10% and 20% unfavorable change in the assumptions used to measure the fair value of the credit enhancement assets related to the gain on sale Trusts as of June 30, 2003, is as follows (in thousands):

	Expected Cumulative Credit Losses	Discount Rate
Impact on fair value of
10% adverse change	$(100,728)	$(22,342)
20% adverse change	(204,500)	(44,148)

The adverse changes to the key assumptions and estimates are hypothetical. The change in fair value based on a 10% variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on fair value is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another, which might magnify or counteract the sensitivities. Furthermore, due to potential changes in current economic conditions, the estimated fair values as disclosed should not be considered indicative of the future performance of these assets. The sensitivities do not reflect actions management might take to offset the impact of any adverse change.

Expected future cumulative static pool credit losses on receivables that have been sold to the Trusts are shown below:

	Securitizations Completed in Years Ended June 30,
	2003	2002	2001
Estimated cumulative credit losses as of: (a)
June 30, 2003	13.6%	13.2%	14.3%
June 30, 2002		11.6%	11.4%
June 30, 2001			10.3%

(a)	Cumulative credit losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown for each year is a weighted average for all securitizations during the period.

6.    Warehouse Credit Facilities

Warehouse credit facilities consist of the following (in thousands):

June 30,	2003	2002
Commercial paper facilities	$22,438
Medium term note facilities	1,250,000	$1,750,000
Canadian facilities		1,974

	$1,272,438	$1,751,974

Further detail regarding terms and availability of the warehouse credit facilities as of June 30, 2003, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged(e)
Commercial paper facilities:
March 2005(a)(b)	$1,950,000	$22,438	$26,184	$1,000
September 2003(a)(c)	250,000			500
Medium term notes:
June 2004(a)(d)	750,000	750,000	179,534	597,987
February 2005(a)(b)	500,000	500,000	398,417	153,993

	$3,450,000	$1,272,438	$604,135	$753,480

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$200.0 million of this facility matures in March 2004, and the remaining $1,750.0 million matures in March 2005.
(c)	Subsequent to June 30, 2003, the Company terminated this facility.
(d)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(e)	These amounts do not include cash collected on finance receivables pledged of $11.4 million which is also included in restricted cash—warehouse credit facilities on the consolidated balance sheets.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of finance receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $7.7 million and $15.2 million as of June 30, 2003 and 2002, respectively, are included in other assets on the consolidated balance sheets.

7.    Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. The note was recorded at fair value on the consolidated balance sheets. Under the purchase facility, during a revolving period ending in September 2003, the Company is required to transfer additional receivables to the special purpose finance subsidiary to replenish the amount of principal amortized and to replace delinquent receivables. Debt issuance costs are being amortized over the expected term of the purchase facility; accordingly, unamortized costs of $26.9 million as of June 30, 2003, are included in other assets on the consolidated balance sheets. On September 18, 2003, the Company repurchased the receivables and terminated the facility. The deferred debt issuance costs associated with the facility will be expensed during the quarter ending September 30, 2003.

8.    Securitization Notes Payable

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $17.2 million as of June 30, 2003, are included in other assets on the consolidated balance sheets.

Securitization notes payable are as follows (dollars in thousands):

Transaction	Maturity Date(c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2003	Note Balance at June 30, 2003
2002-E-M	June 2009	$1,700,000	3.2%	$1,516,771	$1,403,883
C2002-1 Canada(a)(b)	December 2006	137,000	5.5%	169,443	121,294
2003-A-M	November 2009	1,000,000	2.6%	1,031,983	944,643
2003-B-X	January 2010	825,000	2.3%	852,588	811,550

		$3,662,000		$3,570,785	$3,281,370

(a)	Note balances do not include $22.2 million of asset-backed securities issued and retained by the Company.
(b)	The balance at June 30, 2003, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected payments are $1,255.4 million in fiscal 2004, $829.9 million in fiscal 2005, $615.7 million in fiscal 2006 and $580.4 million in fiscal 2007.

9.    Senior Notes

In June 2002, the Company issued $175.0 million of senior notes that are due in May 2009. Interest on the notes is payable semiannually at a rate of 9.25% per annum. The notes, which are uncollateralized, may be redeemed at the option of the Company after May 2006 at a premium declining to par in May 2008. The proceeds from the senior note issuance were used to redeem the $175.0 million 9.25% senior notes that were due in May 2004. As of June 30, 2002, $135.4 million of the senior notes due in May 2004 were tendered and redeemed. The remainder of the senior notes due in May 2004 was redeemed during the quarter ended September 30, 2002.

Additionally, the Company has outstanding $200.0 million of senior notes that are due in April 2006. Interest on the notes is payable semiannually at a rate of 9.875% per annum. In April 2002, the Company entered into an interest rate swap agreement to hedge the fair value of these senior notes. At June 30, 2002, the carrying value of the senior notes was adjusted by $5.5 million to reflect the effective use of the fair value hedge. On August 2, 2002, the Company terminated the interest rate swap agreement. The fair value of the interest rate swap was $9.7 million at termination date. This amount is reflected as a premium in the carrying value of the senior notes and is being amortized into interest expense over the expected term of the senior notes. The notes, which are uncollateralized, may be redeemed at the option of the Company after April 2003 at a premium declining to par in April 2005.

The Indentures pursuant to which the senior notes were issued contain restrictions including limitations on the Company’s ability to incur additional indebtedness other than certain collateralized indebtedness, pay cash dividends and repurchase common stock. Debt issuance costs and original issue discounts are being amortized over the expected term of the notes; accordingly, unamortized costs of $5.1 million and $6.3 million as of June 30, 2003 and 2002, respectively, are included in other assets in the consolidated balance sheets.

10.    Other Notes Payable

Other notes payable consists primarily of capital leases. Maturities of other notes payable for years ending June 30 are as follows (in thousands):

2004	$13,829
2005	8,152
2006	5,571
2007	3,148
2008	350
Thereafter	3,549

$34,599

11.    Derivative Financial Instruments and Hedging Activities

As of June 30, 2003 and 2002, the Company had interest rate swap agreements with underlying notional amounts of $2,385.6 million and $1,595.7 million, respectively. These agreements had unrealized losses of approximately $27.2 million and $41.2 million as of June 30, 2003 and 2002, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the years ended June 30, 2003, 2002 and 2001. The Company estimates approximately $18.2 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The fair market value of the Company’s interest rate cap assets of $11.5 million and $16.7 million as of June 30, 2003 and 2002, respectively, are included in other assets on the consolidated balance sheets. The fair market value of the Company’s interest rate cap liabilities of $1.7 million and $19.1 million as of June 30, 2003 and 2002, respectively, are included in derivative financial instruments on the consolidated balance sheets.

The Company maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. When the Company is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty, the net mark-to-market exposure represents the netting of the positive and negative exposures with that counterparty. When there is a net negative exposure, the Company regards its credit exposure to the counterparty as being zero. The net mark-to-market position with a particular counterparty represents a reasonable measure of credit risk when there is a legally enforceable master netting agreement (i.e. a legal right of a setoff of receivable and payable derivative contracts) between the Company and the counterparty. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts representing the market value of the derivative financial instruments. As of June 30, 2003 and 2002, these restricted cash accounts totaled $57.8 million and $56.5 million, respectively, and are included in other assets on the consolidated balance sheets.

12.    Commitments and Contingencies

Leases

Branch lending offices are generally leased for terms of up to five years with certain rights to extend for additional periods. The Company also leases space for its administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $35.5 million, $24.4 million and $17.3 million for the years ended June 30, 2003, 2002 and 2001, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2004	$18,977
2005	16,427
2006	14,629
2007	12,998
2008	12,382
Thereafter	41,113

$116,526

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and managed finance receivables, which include finance receivables held on the Company’s consolidated balance sheets and finance receivables serviced by the Company on behalf of the Trusts. The Company’s cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to the Company’s derivative financial instruments are various major financial institutions. Managed finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in California and Texas each accounting for 13% of the managed auto receivables portfolio as of June 30, 2003. No other state accounted for more than 10% of managed finance receivables.

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E tranches of the asset-backed securities issued in its 2000-1, 2001-1 and 2002-1 securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $29.4 million and $78.3 million at June 30, 2003 and 2002, respectively. The Class E tranche of the asset-backed securities issued in its 2001-1 securitization transaction matured in fiscal 2003. The remaining subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheet to reflect estimates of future cash flows for settlement of the guarantees. See guarantor consolidating financial statements in Note 25.

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries. As of June 30, 2003, the carrying value of the senior notes was $378.4 million.

Financial Guaranty Insurance Commitments

The Company has committed to utilizing specific financial guaranty insurance providers in connection with certain of its future securitizations. The Company’s commitment to one insurer provides for specified proportion of financial guaranty insurance usage during defined periods of time over the next four fiscal years.

Legal Proceedings

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court for the Northern District of Texas Fort Worth Division. The consolidated lawsuit claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

Additionally, a complaint has been filed against the Company and certain of its officers and directors in the 48th Judicial District Court of Tarrant County, Texas alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. This lawsuit, which seeks class action status on behalf of all persons who purchased in such secondary offering, alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading. The shares issued by the Company in the secondary offering were priced at $7.50 per share; at the time this lawsuit was filed, the Company’s stock price was $7.88. This lawsuit has been removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, where a motion filed by the plaintiff seeking remand to the state district court is presently pending. In the opinion of management, this lawsuit is without merit and the Company intends to vigorously defend against it.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions.

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

13.    Common Stock

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $481.0 million.

14.    Warrants

Agreements with Financial Security Assurance, Inc., an insurer of certain of the Company’s securitization transactions, provide for an increase in credit enhancement requirements if certain portfolio performance measures (delinquency, default or net loss ratios) are exceeded with respect to securitization transactions insured by FSA. In September 2002, the Company entered into an agreement with FSA to raise the specified delinquency levels through and including the March 2003 distribution date. In consideration for this agreement, the Company issued to FSA five-year warrants to purchase 1,287,691 shares of the Company’s common stock at $9.00 per share. The Company recorded interest expense of $6.6 million during the year ended June 30, 2003, related to this agreement.

15.    Stock Options

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

A total of 28,500,000 shares have been authorized for grants of options and other stock-based awards under the employee plans, of which 2,000,000 shares are available for grants to non-employee directors as well as employees. As of June 30, 2003, 5,648,728 shares remain available for future grants. The exercise price of each option must equal the market price of the Company’s stock on the date of grant, and the maximum term of each option is ten years. The vesting period is typically four years, although certain options granted to non-officers vest over a two-year period. A committee of the Company’s Board of Directors establishes policies and procedures for option grants, vesting periods and the term of each option.

A total of 1,500,000 shares have been authorized for grants of options under the non-employee director plans. These plans have expired and no shares remain available for future grants. Option grants, vesting periods and the term of each option are established by the terms of the plans.

A total of 6,300,000 shares have been authorized for grants of options under the key executive officer plans, none of which remain available for future grants. Option grants, vesting periods and the exercise price and term of each option are established by the terms of the plans.

Employee Plans

A summary of stock option activity under the Company’s employee plans is as follows (shares in thousands):

Years Ended June 30,	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,319	$21.40	8,303	$19.40	10,582	$12.22
Granted	5,199	9.11	3,906	24.18	2,319	32.54
Exercised	(36)	11.42	(1,290)	15.25	(4,411)	9.14
Canceled	(2,442)	24.15	(600)	24.96	(187)	17.60

Outstanding at end of year	13,040	$16.02	10,319	$21.40	8,303	$19.40

Options exercisable at end of year	5,583	$18.81	4,695	$17.57	3,823	$15.69

Weighted average fair value of options granted during year		$6.20		$18.58		$16.50

A summary of options outstanding under employee plans as of June 30, 2003, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.75 to 10.00	5,474	4.92	$8.61	443	$7.32
$10.01 to 15.00	1,569	4.99	12.59	1,464	12.45
$15.01 to 20.00	4,080	6.72	16.72	2,618	16.90
$20.01 to 25.00	381	7.07	21.83	167	21.35
$25.01 to 30.00	387	7.13	27.97	304	28.12
$30.01 to 35.00	57	8.13	34.86	25	34.84
$35.01 to 40.00	161	7.59	35.79	94	35.79
$40.01 to 45.00	68	5.31	42.17	17	42.22
$45.01 to 55.00	610	7.85	45.77	359	45.61
$55.01 to 65.00	253	1.09	63.63	92	63.63

	13,040			5,583

Restricted stock with an approximate aggregate market value of $2.4 million and $2.3 million at the time of grant was also issued under the employee plans during the years ended June 30, 2002 and 2001, respectively. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the restriction period. As of June 30, 2003 and 2002, unamortized compensation expense related to the restricted stock awards was $1.6 million and $3.3 million, respectively.

Non-Employee Director Plans

A summary of stock option activity under the Company’s non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	360	$11.94	480	$9.75	1,380	$4.33
Exercised	(20)	1.56	(120)	3.18	(900)	1.44

Outstanding at end of year	340	$12.55	360	$11.94	480	$9.75

Options exercisable at end of year	340	$12.55	360	$11.94	480	$9.75

A summary of options outstanding under non-employee director plans as of June 30, 2003, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$3.25 to 3.75	40	0.87	$3.50
$3.76 to 10.00	80	2.92	7.92
$10.01 to 15.00	140	4.92	14.77
$15.01 to 20.00	80	6.35	17.81

	340

Key Executive Officer Plans

A summary of stock option activity under the Company’s key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,000	$11.44	5,300	$11.25	6,200	$10.90
Exercised			(300)	8.00	(900)	8.89

Outstanding at end of year	5,000	$11.44	5,000	$11.44	5,300	$11.25

Options exercisable at end of year	5,000	$11.44	3,850	$11.27	3,000	$10.67

A summary of options outstanding under key executive officer plans as of June 30, 2003, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$8.00	700	2.81	$8.00
$12.00	4,300	4.58	12.00

	5,000

16.    Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. The Company’s contributions to the plan were $2.8 million, $5.0 million and $2.4 million for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company also has an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the market value at specified dates. A total of 3,000,000 shares have been reserved for issuance under the plan. Shares purchased under the plan were 1,574,948, 359,485 and 322,015 for the years ended June 30, 2003, 2002 and 2001, respectively.

17.    Related Party Transactions

The Company has provided interest-bearing loans, at market interest rates, to certain current and former executive officers and directors. These loans in the aggregate were $1.4 million and $5.7 million at June 30, 2003 and 2002, respectively. All loans are due and payable to the Company by December 31, 2003.

18.    Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2003	2002	2001
Current	$5,836	$156,156	$56,561
Deferred	7,441	40,770	82,947

	$13,277	$196,926	$139,508

The Company’s effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2003	2002	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	3.5	3.5	3.5

	38.5%	38.5%	38.5%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2003	2002
Deferred tax liabilities:
Gains on sale of receivables	$(144,928)	$(103,245)
Unrealized gains on credit enhancement assets	(4,749)	(58,949)
Other	(28,089)	(17,422)

	(177,766)	(179,616)

Deferred tax assets:
Unrealized losses on cash flow hedges	10,491	15,865
Allowance for loan losses	29,984
Net operating loss carryforward—Canadian	6,724	1,869
Other	27,405	16,248

	74,604	33,982

Net deferred tax liability	$(103,162)	$(145,634)

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $17.1 million for Canadian income tax reporting purposes that expires between June 30, 2006 and June 30, 2010. The Company expects to generate sufficient income to utilize the net operating loss carryforward; accordingly, no tax valuation allowance has been recorded.

19.    Restructuring Charges

The Company recognized restructuring charges of $63.3 million during the year ended June 30, 2003, including a $6.9 million charge for its November 2002 reduction in workforce and a $56.4 million charge related to the implementation of a revised operating plan.

A restructuring charge of $53.1 million representing the costs associated with the revised operating plan was recorded in March 2003. Personnel-related costs consisted primarily of severance costs of identified workforce reductions related to the consolidation/closing of branch offices including the closing of the Company’s Canadian lending operations. All affected employees have been notified of their termination. Contract termination costs included expenses incurred to terminate facility and equipment leases prior to their termination date. Contract termination costs also included estimated costs that will continue to be incurred under facility and equipment contracts for their remaining terms without economic benefit to the Company. The Company estimated this cost by discounting the future cash to be paid under the contracts, net of any assumed proceeds on sublease rentals. As part of the revised operating plan, the Company discontinued the development of its customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment. The discontinuation of this project resulted in a charge of $20.8 million of previously capitalized costs, which was included in other associated costs. In June 2003, the Company recorded increases to its restructuring liability of $3.3 million due to changes in sublease rental income, increased costs incurred to terminate facility and equipment leases and reductions in the estimated realizable value of assets held for sale. As of June 30, 2003, total costs incurred to date in connection with the restructuring includes $16.8 million in personnel-related costs, $13.6 million in contract termination costs and $26.0 million in other associated costs.

Certain contractual payments associated with the revised operating plan will extend through the remaining terms of leases that have not been terminated. A liability of $10.5 million related to the restructuring charges is recorded in accrued taxes and expenses on the Company’s consolidated balance sheet as of June 30, 2003.

A summary of the liability for the restructuring charges related to the revised operating plan for the year ended June 30, 2003, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Restructuring charges	$16,451	$12,467	$24,153	$53,071
Cash settlements	(16,353)	(5,521)	(271)	(22,145)
Non cash settlements		243	(23,944)	(23,701)
Adjustments	371	1,121	1,799	3,291

Balance at end of year	$469	$8,310	$1,737	$10,516

20.    Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

Years Ended June 30,	2003	2002	2001
Net income	$21,209	$314,570	$222,852

Weighted average shares outstanding	137,501,378	84,748,033	79,562,495
Incremental shares resulting from assumed conversions:
Stock options	302,698	5,052,588	6,289,591
Warrants	3,699

	306,397	5,052,588	6,289,591

Weighted average shares and assumed incremental shares	137,807,775	89,800,621	85,852,086

Earnings per share:
Basic	$0.15	$3.71	$2.80

Diluted	$0.15	$3.50	$2.60

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by the weighted average shares and assumed incremental shares. Assumed incremental shares were computed using the treasury stock method. The average common stock market prices for the periods were used to determine the number of incremental shares.

Options to purchase approximately 12.3 million, 1.7 million and 0.8 million shares of common stock for the years ended June 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

21.    Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2003	2002	2001
Interest costs ($345 capitalized in 2002)	$227,361	$152,031	$113,923
Income taxes	112,330	122,682	59,733

During the years ended June 30, 2003, 2002 and 2001, the Company entered into capital lease agreements for property and equipment of $13.0 million, $65.1 million and $8.8 million, respectively.

In September 2002, the Company issued warrants to FSA in consideration for increases in specified delinquency levels on FSA Program securitization transactions. The Company recorded non-cash interest expense of $6.6 million related to this agreement.

In March 2003, in connection with its whole loan purchase facility, the Company issued a $30.0 million note to the purchaser as payment for costs associated with the structuring of the facility.

22.    Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

Years Ended June 30,	2003	2002	2001
		(Restated)
Net unrealized gains on credit enhancement assets:
Balance at beginning of year	$94,164	$113,145	$44,803
Unrealized (losses) gains, net of taxes of $(40,557), $32,662 and $45,688, respectively	(64,786)	52,174	72,983
Reclassification into earnings, net of taxes of $(13,692), $(44,545) and $(2,905), respectively	(21,870)	(71,155)	(4,641)

Balance at end of year	7,508	94,164	113,145

Unrealized losses on cash flow hedges:
Balance at beginning of year	(25,343)	(39,456)
Change in fair value associated with current period hedging activities, net of taxes of $(20,265), $(26,646) and $(24,700), respectively	(32,372)	(42,564)	(39,456)
Reclassification into earnings, net of taxes of $25,640 and $35,481, for 2003 and 2002, respectively	40,957	56,677

Balance at end of year	(16,758)	(25,343)	(39,456)

Accumulated foreign currency translation adjustment:
Balance at beginning of year	2,022
Translation gain	12,396	2,022

Balance at end of year	14,418	2,022

Total accumulated other comprehensive income	$5,168	$70,843	$73,689

23.    Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether recognized or not in the Company’s consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company’s financial instruments are set forth below (in thousands):

	June 30,
	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents(a)	$316,921	$316,921	$92,349	$92,349
Finance receivables, net(b)	4,996,616	5,429,420	2,198,391	2,315,010
Interest-only receivables from Trusts(c)	213,084	213,084	506,583	506,583
Investments in Trust receivables(c)	760,528	760,528	691,065	691,065
Restricted cash—gain on sale Trusts(c)	387,006	387,006	343,570	343,570
Interest rate swap agreements(e)			5,548	5,548
Interest rate cap agreements purchased(e)	11,506	11,506	16,741	16,741
Financial liabilities:
Warehouse credit facilities(d)	1,272,438	1,272,438	1,751,974	1,751,974
Whole loan purchase facility(d)	902,873	902,873
Securitization notes payable(e)	3,281,370	3,296,269
Senior notes(e)	378,432	356,500	418,074	403,798
Other notes payable(f)	34,599	34,599	66,811	66,811
Interest rate swap agreements(e)	64,793	64,793	66,869	66,869
Interest rate cap agreements sold(e)	1,738	1,738	19,053	19,053

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables at June 30, 2002, is estimated by discounting future net cash flows expected to be realized from the sale of the receivables using discount rate, prepayment and net credit loss assumptions similar to the Company’s historical experience. The fair value of finance receivables at June 30, 2003, is estimated by discounting future net cash flows expected to be collected using a risk-adjusted risk free rate.
(c)	The fair value of interest-only receivables from Trusts, investments in Trust receivables and restricted cash-gain on sale Trusts is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience.
(d)	Warehouse credit facilities and whole loan purchase facility have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(e)	The fair values of the securitization notes payable, senior notes and interest rate cap and swap agreements are based on quoted market prices.
(f)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

24.    Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results. Quarterly financial results for fiscal 2002 and the nine months ended March 31, 2003, have been restated (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2003
Finance charge income	$90,629	$133,943	$185,857	$202,796
Gain on sale of receivables	132,084
Servicing income (loss)	116,934	4,910	103,722	(14,236)
Restructuring charge		(6,899)	(53,071)	(3,291)
Income (loss) before income taxes	123,038	(91,552)	30,732	(27,732)
Net income (loss)	75,668	(56,304)	18,900	(17,055)
Basic earnings (loss) per share	0.88	(0.37)	0.12	(0.11)
Diluted earnings (loss) per share	0.87	(0.37)	0.12	(0.11)
Weighted average shares and assumed incremental shares	87,063,187	153,001,207	155,494,768	156,230,422

Fiscal year ended June 30, 2002
Finance charge income	$96,797	$80,027	$82,188	$80,418
Gain on sale of receivables	92,930	108,690	124,112	122,812
Servicing income	81,121	73,132	78,682	102,920
Income before income taxes	123,913	109,612	130,302	147,669
Net income	76,206	67,412	80,135	90,817
Basic earnings per share	0.91	0.80	0.94	1.06
Diluted earnings per share	0.85	0.76	0.90	1.00
Weighted average shares and assumed incremental shares	89,836,898	88,669,914	89,509,209	91,200,763

The following is a reconciliation of quarterly financial results as previously reported to as restated. See Note 2 for additional information.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
AS PREVIOUSLY REPORTED:

Fiscal year ended June 30, 2003
Servicing income	$108,075	$23,786	$96,646
Income (loss) before income taxes	114,179	(72,676)	23,656
Net income (loss)	70,220	(44,696)	14,549
Basic earnings (loss) per share	0.82	(0.29)	0.09
Diluted earnings (loss) per share	0.81	(0.29)	0.09

Fiscal year ended June 30, 2002
Servicing income	$85,235	$94,571	$97,362	$112,203
Income before income taxes	128,027	131,051	148,982	156,952
Net income	78,737	80,596	91,624	96,526
Basic earnings per share	0.94	0.95	1.08	1.13
Diluted earnings per share	0.88	0.91	1.02	1.06

RESTATEMENT ADJUSTMENTS:

Fiscal year ended June 30, 2003
Servicing income	$8,859	$(18,876)	$7,076
Income (loss) before income taxes	8,859	(18,876)	7,076
Net income (loss)	5,448	(11,608)	4,351
Basic earnings (loss) per share	0.06	(0.08)	0.03
Diluted earnings (loss) per share	0.06	(0.08)	0.03

Fiscal year ended June 30, 2002
Servicing income	$(4,114)	$(21,439)	$(18,680)	$(9,283)
Income before income taxes	(4,114)	(21,439)	(18,680)	(9,283)
Net income	(2,531)	(13,184)	(11,489)	(5,709)
Basic earnings per share	(0.03)	(0.15)	(0.14)	(0.07)
Diluted earnings per share	(0.03)	(0.15)	(0.12)	(0.06)

AS RESTATED:

Fiscal year ended June 30, 2003
Servicing income	$116,934	$4,910	$103,722
Income (loss) before income taxes	123,038	(91,552)	30,732
Net income (loss)	75,668	(56,304)	18,900
Basic earnings (loss) per share	0.88	(0.37)	0.12
Diluted earnings (loss) per share	0.87	(0.37)	0.12

Fiscal year ended June 30, 2002
Servicing income	$81,121	$73,132	$78,682	$102,920
Income before income taxes	123,913	109,612	130,302	147,669
Net income	76,206	67,412	80,135	90,817
Basic earnings per share	0.91	0.80	0.94	1.06
Diluted earnings per share	0.85	0.76	0.90	1.00

25.    Guarantor Consolidating Financial Statements

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

The consolidating financial statement schedules present consolidating financial data for (i) the Company (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of the presentation set forth herein. Earnings of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2003

(in thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$312,497	$4,424		$316,921
Finance receivables, net		193,402	4,803,214		4,996,616
Interest-only receivables from Trusts		956	212,128		213,084
Investments in Trust receivables		15,197	745,331		760,528
Restricted cash—gain on sale Trusts		3,550	383,456		387,006
Restricted cash—securitization notes payable			229,917		229,917
Restricted cash—warehouse credit facilities			764,832		764,832
Property and equipment, net	$349	123,359	5		123,713
Other assets	88,814	126,586	102,890	$(2,878)	315,412
Due from affiliates	1,320,732		3,570,652	(4,891,384)
Investment in affiliates	912,643	5,184,507	38,620	(6,135,770)

Total assets	$2,322,538	$5,960,054	$10,855,469	$(11,030,032)	$8,108,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$1,272,438		$1,272,438
Whole loan purchase facility			902,873		902,873
Securitization notes payable			3,303,567	$(22,197)	3,281,370
Senior notes	$378,432				378,432
Other notes payable	31,727	$2,872			34,599
Funding payable		24,319	1,243		25,562
Accrued taxes and expenses	10,035	129,266	26,010	(2,878)	162,433
Derivative financial instruments		66,419	112		66,531
Due to affiliates		4,891,384		(4,891,384)
Deferred income taxes	21,715	(62,660)	144,107		103,162

Total liabilities	441,909	5,051,600	5,650,350	(4,916,459)	6,227,400

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,064,641	26,237	3,862,238	(3,888,475)	1,064,641
Accumulated other comprehensive income (loss)	5,168	(11,188)	25,459	(14,271)	5,168
Retained earnings	820,742	855,686	1,225,256	(2,080,942)	820,742

	1,892,154	908,454	5,205,119	(6,113,573)	1,892,154
Treasury stock	(11,525)				(11,525)

Total shareholders’ equity	1,880,629	908,454	5,205,119	(6,113,573)	1,880,629

Total liabilities and shareholders’ equity	$2,322,538	$5,960,054	$10,855,469	$(11,030,032)	$8,108,029

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2002

(Restated)

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2003

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$66,238	$546,987		$613,225
Gain on sale of receivables		1,737	130,347		132,084
Servicing income (loss)		294,712	(83,382)		211,330
Other income	$63,726	972,033	2,172,237	$(3,183,354)	24,642
Equity in income of affiliates	19,475	207,329		(226,804)

	83,201	1,542,049	2,766,189	(3,410,158)	981,281

Costs and expenses
Operating expenses	12,529	302,919	58,291		373,739
Provision for loan losses		91,034	216,536		307,570
Interest expense	48,378	1,178,709	2,158,492	(3,183,354)	202,225
Restructuring charges		63,261			63,261

	60,907	1,635,923	2,433,319	(3,183,354)	946,795

Income (loss) before income taxes	22,294	(93,874)	332,870	(226,804)	34,486
Income tax provision (benefit)	1,085	(115,963)	128,155		13,277

Net income	$21,209	$22,089	$204,715	$(226,804)	$21,209

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2002

(Restated)

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$84,622	$254,808		$339,430
Gain on sale of receivables		23,182	425,362		448,544
Servicing income		301,486	34,369		335,855
Other income	$51,148	766,688	1,542,660	$(2,347,609)	12,887
Equity in income of affiliates	335,352	388,918		(724,270)

	386,500	1,564,896	2,257,199	(3,071,879)	1,136,716

Costs and expenses
Operating expenses	38,505	352,378	33,248		424,131
Provision for loan losses		9,738	55,423		65,161
Interest expense	46,435	900,961	1,536,141	(2,347,609)	135,928

	84,940	1,263,077	1,624,812	(2,347,609)	625,220

Income before income taxes	301,560	301,819	632,387	(724,270)	511,496
Income tax (benefit) provision	(13,010)	(33,533)	243,469		196,926

Net income	$314,570	$335,352	$388,918	$(724,270)	$314,570

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2001

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$87,901	$137,309		$225,210
Gain on sale of receivables	$(58)	46,542	255,284		301,768
Servicing income		195,545	85,694		281,239
Other income	27,839	105,880	740,728	$(864,440)	10,007
Equity in income of affiliates	251,580	257,989		(509,569)

	279,361	693,857	1,219,015	(1,374,009)	818,224

Costs and expenses
Operating expenses	34,989	217,556	55,908		308,453
Provision for loan losses		8,618	22,769		31,387
Interest expense	39,503	220,117	720,844	(864,440)	116,024

	74,492	446,291	799,521	(864,440)	455,864

Income before income taxes	204,869	247,566	419,494	(509,569)	362,360
Income tax (benefit) provision	(17,983)	(4,014)	161,505		139,508

Net income	$222,852	$251,580	$257,989	$(509,569)	$222,852

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2003

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$21,209	$22,089	$204,715		$(226,804)	$21,209
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,765	34,523	18,389			56,677
Provision for loan losses			91,034	216,536			307,570
Deferred income taxes		7,077	(55,865)	56,229			7,441
Accretion of present value discount			64,372	(163,723)			(99,351)
Impairment of credit enhancement assets			761	188,759			189,520
Non-cash gain on sale of auto receivables			160	(124,991)			(124,831)
Non-cash restructuring charges			41,251				41,251
Other		2,467	796	(81)			3,182
Distributions from Trusts, net of swap payments			(44,364)	185,200			140,836
Initial deposits to credit enhancement assets				(58,101)			(58,101)
Equity in income of affiliates		(19,475)	(207,329)			226,804
Changes in assets and liabilities:
Other assets		(79,296)	30,875	(10,341)		2,878	(55,884)
Accrued taxes and expenses		(22,755)	(39,571)	17,189		(2,878)	(48,015)
Purchases of receivables held for sale			(647,647)	(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928	66,442			74,370
Net proceeds from sale of receivables			2,513,384	2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(87,008)	1,812,397	578,191			2,303,580

Cash flows from investing activities:
Purchases of receivables			(5,911,952)	(4,031,762)		4,031,762	(5,911,952)
Principal collections and recoveries on receivables			48,837	763,988			812,825
Net proceeds from sale of receivables			4,031,762			(4,031,762)
Purchases of property and equipment			(40,663)	(7)			(40,670)
Change in restricted cash—securitization notes payable				(228,184)			(228,184)
Change in restricted cash—warehouse credit facilities				(708,361)			(708,361)
Change in other assets			1,820	(33,190)			(31,370)
Net change in investment in affiliates		(9,771)	(1,745,720)	1,137,334		618,157

Net cash used by investing activities		(9,771)	(3,615,916)	(3,100,182)		618,157	(6,107,712)

Cash flows from financing activities:
Net change in warehouse credit facilities				(479,223)			(479,223)
Proceeds from whole loan purchase facility				875,000			875,000
Issuance of securitization notes				3,708,575		(19,021)	3,689,554
Payments on securitization notes				(429,298)		974	(428,324)
Senior note swap settlement		9,700					9,700
Retirement of senior notes		(39,631)					(39,631)
Debt issuance costs		(815)	(8,249)	(26,447)			(35,511)
Net change in notes payable		(44,868)	(700)				(45,568)
Net proceeds from issuance of common stock		482,345	4,940	589,366		(594,306)	482,345
Net change in due (to) from affiliates		(322,353)	2,029,221	(1,713,055)		6,187

Net cash provided by financing activities		84,378	2,025,212	2,524,918		(606,166)	4,028,342

Net (decrease) increase in cash and cash equivalents		(12,401)	221,693	2,927		11,991	224,210
Effect of Canadian exchange rate changes on cash and cash equivalents		12,401	(2)	(46)		(11,991)	362
Cash and cash equivalents at beginning of year			90,806	1,543			92,349

Cash and cash equivalents at end of year	$		$312,497	$4,424	$		$316,921

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2002

(Restated)

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$314,570	$335,352	$388,918		$(724,270)	$314,570
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		4,673	25,368	8,331			38,372
Provision for loan losses			9,738	55,423			65,161
Deferred income taxes		28,029	28,933	(16,192)			40,770
Accretion of present value discount				(112,261)			(112,261)
Impairment of credit enhancement assets				53,897			53,897
Non-cash gain on sale of auto receivables			(2,196)	(422,575)			(424,771)
Other		2,018					2,018
Distributions from Trusts, net of swap payments				243,596			243,596
Initial deposits to credit enhancement assets			(17,032)	(351,463)			(368,495)
Equity in income of affiliates		(335,352)	(388,918)			724,270
Changes in assets and liabilities:
Other assets		(2,040)	(38,919)	(1,020)			(41,979)
Accrued taxes and expenses		24,609	68,641	(5,233)			88,017
Purchases of receivables held for sale			(9,055,028)	(9,053,139)		9,053,139	(9,055,028)
Principal collections and recoveries on receivables held for sale			18,635	216,688			235,323
Net proceeds from sale of receivables			9,053,139	8,546,229		(9,053,139)	8,546,229

Net cash provided (used) by operating activities		36,507	37,713	(448,801)			(374,581)

Cash flows from investing activities:
Purchases of property and equipment			(11,559)				(11,559)
Change in restricted cash—warehouse credit facilities				9,926			9,926
Change in other assets			(19,407)	(623)			(20,030)
Net change in investment in affiliates		(14,729)	(473,028)	(19,375)		507,132

Net cash used by investing activities		(14,729)	(503,994)	(10,072)		507,132	(21,663)

Cash flows from financing activities:
Net change in warehouse credit facilities			(23,698)	271,771			248,073
Proceeds from issuance of senior notes		175,000					175,000
Retirement of senior notes		(139,522)					(139,522)
Borrowings under credit enhancement facility				182,500			182,500
Debt issuance costs		(4,197)		(18,321)			(22,518)
Net change in notes payable		(24,580)	3,096				(21,484)
Net proceeds from issuance of common stock		20,818	(3,577)	510,709		(507,132)	20,818
Net change in due (to) from affiliates		(49,858)	536,101	(486,243)

Net cash (used) provided by financing activities		(22,339)	511,922	460,416		(507,132)	442,867

Net (decrease) increase in cash and cash equivalents		(561)	45,641	1,543			46,623
Effect of Canadian exchange rate changes on cash and cash equivalents		561	149				710
Cash and cash equivalents at beginning of year			45,016				45,016

Cash and cash equivalents at end of year	$		$90,806	$1,543	$		$92,349

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2001

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$222,852	$251,580		$257,989		$(509,569)	$222,852
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization			19,740					19,740
Provision for loan losses			8,618		22,769			31,387
Deferred income taxes		162,817	76,814		(156,684)			82,947
Accretion of present value discount					(93,449)			(93,449)
Non-cash gain on sale of auto receivables					(243,991)			(243,991)
Distributions from Trusts, net of swap payments					214,629			214,629
Initial deposits to credit enhancement assets					(180,008)			(180,008)
Equity in income of affiliates		(251,580)	(257,989)				509,569
Changes in assets and liabilities:
Other assets		1,923	(9,960)		2,660			(5,377)
Accrued taxes and expenses		1,258	40,434		1,722			43,414
Purchases of auto receivables held for sale			(6,367,796)		(6,260,175)		6,260,175	(6,367,796)
Principal collections and recoveries on receivables held for sale			(8,587)		119,399			110,812
Net proceeds from sale of receivables			6,260,851		5,173,763		(6,260,175)	5,174,439

Net cash provided (used) by operating activities		137,270	13,705		(1,141,376)			(990,401)

Cash flows from investing activities:
Purchases of property and equipment			(34,278)					(34,278)
Change in restricted cash—warehouse credit facilities					(38,362)			(38,362)
Change in other assets			(47,677)		1,149			(46,528)
Net change in investment in affiliates		(6,182)	(1,381,810)		(55,674)		1,443,666

Net cash used by investing activities		(6,182)	(1,463,765)		(92,887)		1,443,666	(119,168)

Cash flows from financing activities:
Net change in warehouse credit facilities			19,424		995,755			1,015,179
Borrowings under credit enhancement facility					57,000			57,000
Net change in notes payable		(5,369)						(5,369)
Net proceeds from issuance of common stock		56,586	11,642		1,432,024		(1,443,666)	56,586
Net change in due (to) from affiliates		(182,305)	1,433,305		(1,251,000)

Net cash (used) provided by financing activities		(131,088)	1,464,371		1,233,779		(1,443,666)	1,123,396

Net increase (decrease) in cash and cash equivalents			14,311		(484)			13,827
Cash and cash equivalents at beginning of year			30,705		484			31,189

Cash and cash equivalents at end of year	$		$45,016	$		$		$45,016

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

OF AMERICREDIT CORP.

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. and its subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriCredit Corp. and its subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended June 30, 2002.

PricewaterhouseCoopers LLP

Houston, Texas

August 25, 2003, except for Note 7  which is as of September 18, 2003

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (the “CEO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. However, the Company restated its financial statements for the year ended June 30, 2002, and for the nine months ended March 31, 2003, due to a misinterpretation of the accounting standards and related interpretations governing derivatives. The Company intends to address this matter by enhancing policies and procedures surrounding the accounting for derivative transactions. No changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of June 30, 2003:

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders	12,633,630	$13.46	5,339,933
Equity compensation plans not approved by shareholders	5,746,353	17.50	308,795

Total	18,379,983	$14.72	5,648,728

The 1989 Stock Option Plan for AmeriCredit Corp., 1990 Stock Option Plan for Non-Employee Directors of AmeriCredit Corp., 1991 Key Employee Stock Option Plan of AmeriCredit Corp., 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp., AmeriCredit Corp. Employee Stock Purchase Plan, 1996 Limited Stock Option Plan for AmeriCredit Corp., 1998 Limited Stock Option Plan for AmeriCredit Corp. and 2000 Limited Omnibus Plan for AmeriCredit Corp. were approved by the Company’s shareholders.

The 1999 Employee Stock Option Plan of AmeriCredit Corp. (“1999 Plan”), FY 2000 Stock Option Plan of AmeriCredit Corp. (“FY 2000 Plan”), Management Stock Option Plan of AmeriCredit Corp. (“Management Plan”), i4 Gold Stock Option Program (“i4 Plan”) and Marketing Representative Stock Option Plan of AmeriCredit Corp. (“Marketing Plan”) have not been approved by the Company’s shareholders.

Description of Plans Not Approved by Shareholders

1999 Plan

Under the 1999 Plan, adopted by the Board of Directors in fiscal 1999, a total of 1,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 12,555 shares were available for grants as of June 30, 2003. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2003, 190,000 shares were granted under the 1999 Plan, each having an exercise price of $8.79 per share. Each option is subject to vesting requirements established by the Board of Directors. The 1999 Plan provides for acceleration of vesting of awards in the event of a change in control. The 1999 Plan expires on February 4, 2009, except with respect to options then outstanding.

FY 2000 Plan

Under the FY 2000 Plan, adopted by the Board of Directors in fiscal 2000, a total of 2,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 14,935 shares were available for grants as of June 30, 2003. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2003, 470,000 shares were granted under the FY 2000 Plan, each having an exercise price of $8.79 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The FY 2000 Plan provides for acceleration of vesting of awards in the event of a change in control. The FY 2000 Plan expires on July 1, 2009, except with respect to options then outstanding.

Management Plan

Under the Management Plan, adopted by the Board of Directors in fiscal 2000, a total of 3,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 66,045 shares were available for grants as of June 30, 2003. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2003, 1,411,500 shares were granted under the Management Plan with a weighted average exercise price of $9.47 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The Management Plan provides for acceleration of vesting of awards in the event of a change in control. The Management Plan expires on February 3, 2010, except with respect to options then outstanding.

i4 Plan

Under the i4 Plan, adopted by the Board of Directors in fiscal 2002, a total of 1,200,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan), of which 2,300 shares were available for grants as of June 30, 2003. In order to align the i4 Plan with the Company’s current stock option plans, in fiscal 2003, the Board of Directors amended the i4 Plan to, among other things, provide terms and conditions substantially similar to its other stock option plans and to extend the term of the i4 Plan through October 31, 2007. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2003, 623,325 shares were granted under the i4 Plan with a weighted average exercise price of $9.76 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The i4 Plan provides for acceleration of vesting of awards in the event of a change in control. The i4 Plan expires on October 31, 2007, except with respect to options then outstanding.

Marketing Plan

Under the Marketing Plan, adopted by the Board of Directors in fiscal 1994, a total of 300,000 shares have been authorized for grants of options to non-employee marketing representatives of the Company, of which 212,960 shares were available for grants as of June 30, 2003. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2003, no shares were granted under the Marketing Plan. No grants have been made under the Marketing Plan since fiscal 2001, and the Company currently has no non-employee marketing representatives that are eligible for grants under the Marketing Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The Marketing Plan expires on October 12, 2004, except with respect to options then outstanding.

For additional information on equity compensation plans, see Note 15 to the Consolidated Financial Statements.

ITEM 13.    Certain Relationships and Related Transactions

Information contained under the caption “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.    Principal Accounting Fees and Services

Information contained under the caption “Report of the Audit Committee” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)	The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2003 and 2002.

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

Report of Independent Auditors

(2)	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements and incorporated herein by reference.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

(4)	The Company filed the following reports on Form 8-K:

A report on Form 8-K was filed with the Commission on June 3, 2003, to report the Company’s press release announcing the appointment of two new independent directors to the Board of Directors and also report an amendment to the Bylaws of AmeriCredit Corp.

A report on Form 8-K was filed with the Commission on August 7, 2003, to report the Company’s press release dated August 6, 2003, announcing the delay of the release of the Company’s operating results for the quarter and fiscal year ended June 30, 2003.

Certain subsidiaries and affiliates of the Company also filed reports on Form 8-K during the period ended June 30, 2003, reporting monthly information related to securitization Trusts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2003.

AMERICREDIT CORP.

BY:	/s/ CLIFTON H. MORRIS, JR.

Clifton H. Morris, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLIFTON H. MORRIS, JR. Clifton H. Morris, Jr.	Director, Chairman of the Board and Chief Executive Officer	September 29, 2003

/s/ DANIEL E. BERCE Daniel E. Berce	Director and President	September 29, 2003

/s/ PRESTON A. MILLER Preston A. Miller	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	September 29, 2003

/s/ EDWARD H. ESSTMAN Edward H. Esstman	Executive Vice President and Director	September 29, 2003

/s/ MICHAEL R. BARRINGTON Michael R. Barrington	Director	September 29, 2003

/s/ JOHN R. CLAY John R. Clay	Director	September 29, 2003

/s/ A.R. DIKE A.R. Dike	Director	September 29, 2003

/s/ GERALD J. FORD Gerald J. Ford	Director	September 29, 2003

/s/ JAMES H. GREER James H. Greer	Director	September 29, 2003

/s/ DOUGLAS K. HIGGINS Douglas K. Higgins	Director	September 29, 2003

/s/ KENNETH H. JONES, JR. Kenneth H. Jones, Jr.	Director	September 29, 2003

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3(4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(@)	Bylaws of the Company, as amended through June 30, 2003

4.1(3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2(9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1(12)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.3(11)	Indenture, dated as of April 20, 1999, between AmeriCredit Corp. and subsidiaries and Bank One, Columbus, NA, with form of 9.875% Senior Notes due 2006 (Exhibit 4.3)

10.1(2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2(3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3(16)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.3.1(30)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.4(3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2(13)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.5(3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.5.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

10.6(@)	Employment Agreement, dated July 1, 1997, between the Company and Chris A. Choate, as amended by Amendment No. 1, dated July 1, 1998

10.7(@)	Employment Agreement, dated March 25, 1998, between the Company and Mark Floyd

10.8(27)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.8.1(27)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.9(15)	Marketing Representative Stock Option Plan of AmeriCredit Corp.

10.10(5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

INDEX TO EXHIBITS

(Continued)

10.10.1(8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.11(6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

10.11.1(17)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.12(10)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.12.1(17)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.13(31)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.14(21)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.15(22)	i4 Gold Stock Option Program

10.15.1(30)	Amended and Restated i4 Gold Stock Option Program

10.16(14)

Sale and Servicing Agreement, dated as of September 14, 2000, among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank (Exhibit 10.3)

10.16.1(17)

Amendment No. 1, dated as of March 30, 2001, to the Sale and Servicing Agreement, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank (Exhibit 10.28)

10.16.2(17)

Amendment No. 2, dated as of April 27, 2001, to the Sale and Servicing Agreement, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V and The Chase Manhattan Bank (Exhibit 10.30)

10.16.3(18)

Amendment No. 3, dated as of September 28, 2001, to the Sale and Servicing Agreement, dated as of September 14, 2000, by and among AmeriCredit Manhattan Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. V, and The Chase Manhattan Bank (Exhibit 10.1)

10.17(14)

Security and Funding Agreement, dated as of September 14, 2000, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank, and the several Secured Parties and Funding Agents party thereto (Exhibit 10.4)

10.17.1(17)

Amended and Restated Security and Funding Agreement, dated as of March 30, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto (Exhibit 10.29)

10.17.2(17)

Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto (Exhibit 10.31)

10.17.3(18)

Amendment No. 1, dated as of September 28, 2001, to the Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, The Chase Manhattan Bank and the several secured parties and funding agents party thereto from time to time (Exhibit 10.2)

10.17.4(@)

Amendment No. 2, dated as of September 27, 2002, to the Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, JPMorgan Chase Bank and the several secured parties and funding agents party thereto from time to time

10.17.5(@)

Amendment No. 3, dated as of April 24, 2003, to the Second Amended and Restated Security and Funding Agreement, dated as of April 27, 2001, by and among AmeriCredit Manhattan Trust, JPMorgan Chase and the several secured parties and funding agents party thereto from time to time

INDEX TO EXHIBITS

(Continued)

10.18(23)	Management Stock Option Plan of AmeriCredit Corp.

10.19(24)	AmeriCredit Corp. Employee Stock Purchase Plan

10.19.1(25)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.19.2(26)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.20(17)	Master Receivables Purchase Agreement, dated as of June 12, 2001, among AmeriCredit MTN Receivables Trust II, The Chase Manhattan Bank, and AmeriCredit Financial Services, Inc. (Exhibit 10.36)

10.20.1(@)

Amendment No. 1, dated as of June 20, 2003, to the Master Receivables Purchase Agreement, dated as of June 12, 2001, among AmeriCredit MTN Receivables Trust II, The Chase Manhattan Bank, and AmeriCredit Financial Services, Inc.

10.21(17)	Servicing and Custodian Agreement, dated as of June 12, 2001, by and among AmeriCredit MTN Receivables Trust II, AmeriCredit Financial Services, Inc., and The Chase Manhattan Bank (Exhibit 10.37)

10.22(17)

Security Agreement, dated as of June 12, 2001, by and among AmeriCredit MTN Receivables Trust II, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. II, and The Chase Manhattan Bank (Exhibit 10.38)

10.22.1(28)

Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN II Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated June 12, 2001 (Exhibit 10.8)

10.22.2(29)

Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.8)

10.22.3(29)

Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.9)

10.22.4(29)

Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.10)

10.22.5(@)

Amendment No. 4, dated as of April 1, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.22.6(@)

Amendment No. 5, dated as of June 20, 2003, to the Security Agreement dated as of June 12, 2001, among AmeriCredit MTN Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.23(18)	Credit Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc. (Exhibit 10.4)

10.23.1(19)

Amendment No. 1, dated as of November 12, 2001, to the Credit Agreement, dated as of August 23, 2001, by and among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc. (Exhibit 10.3)

10.23.2(20)

Amendment No. 2, dated as of February 1, 2002, to the Credit Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc., and Merrill Lynch Capital Canada Inc. (Exhibit 10.1)

INDEX TO EXHIBITS

(Continued)

10.23.3(29)

Amendment No. 4, dated as of February 18, 2003, to the Credit Agreement dated as of August 23, 2001, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Financial Services, Inc. and Merrill Lynch Capital Canada Ltd. (Exhibit 10.2)

10.24(18)	Security Agreement, dated as of August 23, 2001, between AmeriCredit Financial Services of Canada Ltd. and Merrill Lynch Capital Canada Inc. (Exhibit 10.5)

10.25(19)	Security Agreement, dated as of November 1, 2001, between AmeriCredit ML Trust and Merrill Lynch Mortgage Capital Inc. (Exhibit 10.2)

10.25.1(29)

Amendment No. 1, dated as of February 18, 2003, to the Credit Agreement dated as of November 1, 2001, among AmeriCredit ML Trust, AmeriCredit Financial Services, Inc., Merrill Lynch Mortgage Capital Inc., AmeriCredit Funding Corp. VIII, Bank One, NA and AmeriCredit Corp. (Exhibit 10.3)

10.26(20)

Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.2)

10.26.1(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Sale and Servicing Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; Supplement No. 3, dated March 5, 2003, to Amended and Restated Indenture, dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas; Amendment No. 2, dated March 5, 2003, to Annex A to the Amended and Restated Indenture and the Amended and Restated Sale and Servicing Agreement; and Amendment No. 1, dated March 5, 2003, to the Amended and Restated Custodian Agreement, dated February 22, 2002 (Exhibit 10.16)

10.27(20)

Annex A to the Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.3)

10.28(20)	Amended and Restated Indenture, dated as of February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Bankers Trust Company (Exhibit 10.4)

10.28.1(28)

Supplement No. 2, dated October 15, 2002, to Amended and Restated Indenture dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.6)

10.28.2(28)

Supplement to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated July 31, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.1)

10.28.3(28)

Supplement No. 2 to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated October 15, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.2)

10.29(@)

Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG

INDEX TO EXHIBITS

(Continued)

10.29.1(27)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.59)

10.29.2(27)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.60)

10.29.3(29)

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.22)

10.29.4(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.29.5(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.30(@)

Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG

10.30.1(27)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.61)

10.30.2(27)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.62)

10.30.3(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.18)

10.30.4(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10,18)

INDEX TO EXHIBITS

(Continued)

10.31(@)

Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG

10.31.1(27)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.63)

10.31.2(27)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.64)

10.31.3(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 10.19)

10.32(@)

Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG

10.32.1(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.20)

10.33(@)

Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG

10.33.1(29)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.21)

10.33.2(29)

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.23)

10.34(20)

Master Receivables Purchase Agreement, dated as of February 25, 2002, among AmeriCredit MTN Receivables Trust III, JPMorgan Chase Bank, AmeriCredit MTN Corp. III, and AmeriCredit Financial Services, Inc. (Exhibit 10.5)

10.34.1(@)

Amendment No. 1, dated as of June 20, 2003, to the Master Receivables Purchase Agreement, dated as of February 25, 2002, among AmeriCredit MTN Receivables Trust III, JPMorgan Chase Bank, and AmeriCredit Financial Services, Inc.

10.35(20)	Servicing and Custodian Agreement, dated as of February 25, 2002, between AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust III, and JPMorgan Chase Bank (Exhibit 10.6)

INDEX TO EXHIBITS

(Continued)

10.36(20)

Security Agreement, dated as of February 25, 2002, by and among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. III, and JPMorgan Chase Bank (Exhibit 10.7)

10.36.1(28)

Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN III Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated February 25, 2002 (Exhibit 10.9)

10.36.2(29)

Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.11)

10.36.3(29)

Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.12)

10.36.4(29)

Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.36.5(@)

Amendment No. 4, dated as of April 1, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.36.6(@)

Amendment No. 5, dated as of June 20, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.37(27)

Loan Agreement, dated as of April 30, 2002, among Congress Financial Corporation (Canada), AmeriCredit Canada Funding Trust I, CIBC Mellon Trust Company and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.65)

10.37.1(29)

Amendment No. 1, dated as of February 27, 2003, to the Loan Agreement dated as of April 30, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Canada Funding Trust, CIBC Mellon Trust Company and Congress Financial Corporation (Canada) (Exhibit 10.4)

10.38(27)

Security Agreement, dated as of April 30, 2002, among Congress Financial Corporation (Canada), AmeriCredit Canada Funding Trust I, CIBC Mellon Trust Company and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.66)

10.39(27)

Servicing and Custodian Agreement, dated as of April 30, 2002, among Congress Financial Corporation (Canada), AmeriCredit Canada Funding Trust I, CIBC Mellon Trust Company, AmeriCredit Financial Services of Canada Ltd. and AmeriCredit Financial Services, Inc. (Exhibit 10.67)

10.40(27)

Pooling and Servicing Agreement, dated as of May 17, 2002, between AmeriCredit Canada 2002-A Corp., Merrill Lynch Financial Assets Inc., AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and The Trust Company of Bank of Montreal (Exhibit 10.68)

10.41(27)

Seller’s Representation and Indemnity Covenant, dated as of May 10, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Corp., Merrill Lynch Financial Assets Inc. and Merrill Lynch Canada Inc. (Exhibit 10.69)

10.42(27)	Letter of Credit Reimbursement Agreement, dated as of June 7, 2002, by and among AmeriCredit Corp., AmeriCredit Financial Services, Inc. and Deutsche Bank, AG (Exhibit 10.70)

INDEX TO EXHIBITS

(Continued)

10.43(27)	Indenture, dated June 19, 2002, between AmeriCredit Corp. and subsidiaries and Bank One, NA, with respect to 9 ¼% Senior Notes due 2009 (Exhibit 10.71)

10.44(27)	Purchase Agreement, dated June 13, 2002, among AmeriCredit Corp. and subsidiaries and the Initial Purchasers with respect to 9 ¼ Senior Notes due 2009 (Exhibit 10.72)

10.45(27)	Registration Rights Agreement, dated June 19, 2002, among AmeriCredit Corp. and subsidiaries and the Initial Purchasers with respect to 9 ¼ Senior Notes due 2009 (Exhibit 10.73)

10.46(27)	Letter Agreement, dated September 14, 2002, between AmeriCredit Corp. and Financial Security Assurance Inc. with forbearance concerning certain delinquency ratios (Exhibit 10.74)

10.47(28)	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.1)

10.48(28)

Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.2)

10.49(28)	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company (Exhibit 10.3)

10.50(28)	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust (Exhibit 10.4)

10.51(28)

Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.5)

10.52(28)	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc. (Exhibit 10.11)

10.53(@)

Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas

10.53.1(29)

Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.14)

10.54(@)	Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas

10.54.1(29)

First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.15)

10.55(@)	Separation Agreement, dated April 22, 2003, between AmeriCredit Corp. and Michael R. Barrington

INDEX TO EXHIBITS

(Continued)

10.56(@)	Separation Agreement, dated April 22, 2003, between AmeriCredit Corp. and Michael T. Miller

12.1(@)	Statement Re Computation of Ratios

21.1(@)	Subsidiaries of the Registrant

23.1(@)	Consent of Independent Accountants

31.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-4, dated June 15, 1999, filed by the Company with the Securities and Exchange Commission.
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(13)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed by the Company with the Securities and Exchange Commission.
(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-3, filed on January 1, 1995, as amended by Amendment No. 1 to Form S-3 filed April 7, 1995, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(16)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.

(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.
(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed by the Company with the Securities and Exchange Commission.
(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.
(20)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(22)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(24)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(25)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(26)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(27)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.
(28)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.
(29)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the Company with the Securities and Exchange Commission.
(30)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission
(31)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(@)	Filed herewith.