Form 10-Q
period 2003-09-30
AMERICREDIT CORP
filed 2003-11-10
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 156,497,365 shares of common stock, $0.01 par value outstanding as of October 31, 2003.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2003	June 30, 2003
ASSETS
Cash and cash equivalents	$357,985	$316,921
Finance receivables, net	5,404,569	4,996,616
Interest-only receivables from Trusts	214,949	213,084
Investments in Trust receivables	684,144	760,528
Restricted cash – gain on sale Trusts	383,557	387,006
Restricted cash – securitization notes payable	272,468	229,917
Restricted cash – warehouse credit facilities	327,376	764,832
Property and equipment, net	117,681	123,713
Other assets	236,742	315,412

Total assets	$7,999,471	$8,108,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,373,616	$1,272,438
Whole loan purchase facility		902,873
Securitization notes payable	3,848,446	3,281,370
Senior notes	370,634	378,432
Other notes payable	31,941	34,599
Funding payable	122,053	25,562
Accrued taxes and expenses	158,371	162,433
Derivative financial instruments	58,091	66,531
Deferred income taxes	110,849	103,162

Total liabilities	6,074,001	6,227,400

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 160,315,446 and 160,272,366 shares issued	1,603	1,603
Additional paid-in capital	1,064,985	1,064,641
Accumulated other comprehensive income	16,340	5,168
Retained earnings	854,067	820,742

	1,936,995	1,892,154
Treasury stock, at cost (3,821,495 and 3,821,495 shares)	(11,525)	(11,525)

Total shareholders’ equity	1,925,470	1,880,629

Total liabilities and shareholders’ equity	$7,999,471	$8,108,029

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2003	2002
Revenue
Finance charge income	$211,772	$90,629
Servicing income	68,992	116,934
Gain on sale of receivables		132,084
Other income	7,481	5,020

	288,245	344,667

Costs and expenses
Operating expenses	80,984	115,826
Provision for loan losses	64,243	65,784
Interest expense	88,744	40,019
Restructuring charges	739

	234,710	221,629

Income before income taxes	53,535	123,038

Income tax provision	20,210	47,370

Net income	33,325	75,668

Other comprehensive income (loss)
Unrealized gains on credit enhancement assets	11,602	513
Unrealized gains (losses) on cash flow hedges	7,541	(10,825)
Foreign currency translation adjustment	(601)	(3,426)
Income tax (provision) benefit	(7,370)	3,970

Other comprehensive income (loss)	11,172	(9,768)

Comprehensive income	$44,497	$65,900

Earnings per share
Basic	$0.21	$0.88

Diluted	$0.21	$0.87

Weighted average shares outstanding	156,467,588	85,839,717

Weighted average shares and assumed incremental shares	156,844,007	87,063,187

The accompanying notes are an integral part of these consolidated financial statements

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$33,325	$75,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,319	11,153
Provision for loan losses	64,243	65,784
Deferred income taxes	401	5,561
Accretion of present value discount	(24,706)	(52,353)
Impairment of credit enhancement assets	13,255	18,309
Non-cash gain on sale of receivables		(124,831)
Other	1,950	6,029
Distributions from gain on sale Trusts, net of swap payments	82,292	63,262
Initial deposits to credit enhancement assets		(58,101)
Changes in assets and liabilities:
Other assets	21,568	(24,724)
Accrued taxes and expenses	(2,482)	34,877
Purchases of receivables held for sale		(647,647)
Principal collections and recoveries on receivables held for sale		74,370
Net proceeds from sale of receivables		2,495,353

Net cash provided by operating activities	232,165	1,942,710

Cash flows from investing activities
Purchases of receivables	(821,265)	(1,822,523)
Principal collections and recoveries on receivables	453,639
Purchases of property and equipment	(1,454)	(2,841)
Change in restricted cash – securitization notes payable	(42,578)
Change in restricted cash – warehouse credit facilities	437,456	(170,010)
Change in other assets	36,850	4,233

Net cash provided (used) by investing activities	62,648	(1,991,141)

Cash flows from financing activities
Net change in warehouse credit facilities	101,178	69,332
Repayment of whole loan purchase facility	(905,000)
Issuance of securitization notes	915,000
Payments on securitization notes	(347,078)
Senior notes swap settlement		9,700
Retirement of senior notes	(7,250)	(39,631)
Debt issuance costs	(7,954)	(9,230)
Net change in notes payable	(2,640)	(4,279)
Net proceeds from issuance of common stock	309	372

Net cash (used) provided by financing activities	(253,435)	26,264

Net increase (decrease) in cash and cash equivalents	41,378	(22,167)

Effect of Canadian exchange rate changes on cash and cash equivalents	(314)	(95)

Cash and cash equivalents at beginning of period	316,921	92,349

Cash and cash equivalents at end of period	$357,985	$70,087

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

The consolidated financial statements as of September 30, 2003, and for the three months ended September 30, 2003 and 2002, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock - Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $75,000 ($47,000 net of tax) during the three months ended September 30, 2003, for options granted subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method (in thousands, except per share):

	Three Months Ended September 30,
	2003	2002
Net income, as reported	$33,325	$75,668
Add: Stock-based compensation expense, included in reported net income, net of related tax effects	47
Deduct: Stock-based compensation expense, determined under fair value-based method, net of related tax effects	(4,752)	(5,497)

Pro forma net income	$28,620	$70,171

Earnings per share:
Basic – as reported	$0.21	$0.88

Basic – pro forma	$0.18	$0.82

Diluted – as reported	$0.21	$0.87

Diluted – pro forma	$0.18	$0.81

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2003	2002
Expected dividends	0	0
Expected volatility	122%	79%
Risk-free interest rate	1.48%	3.07%
Expected life	2.5 years	5 years

NOTE 2 – RESTATEMENT

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

Three Months Ended September 30, 2002
Servicing income:
Previous	$108,075
As restated	116,934
Income before income taxes:
Previous	$114,179
As restated	123,038
Net income:
Previous	$70,220
As restated	75,668
Diluted earnings per share:
Previous	$0.81
As restated	0.87

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2003	June 30, 2003
Finance receivables unsecuritized	$1,511,161	$1,755,529
Finance receivables securitized	4,251,839	3,570,785
Less nonaccretable acquisition fees	(122,546)	(102,719)
Less allowance for loan losses	(235,885)	(226,979)

	$5,404,569	$4,996,616

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $1,233.5 million and $604.1 million pledged under the Company’s warehouse credit facilities as of September 30 and June 30, 2003, respectively. Additionally, $989.1 million of finance receivables was transferred to the whole loan purchase facility as of June 30, 2003.

The accrual of finance charge income has been suspended on $255.0 million and $214.7 million of delinquent finance receivables as of September 30 and June 30, 2003, respectively.

A summary of the nonaccretable acquisition fees and allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Balance at beginning of period	$329,698	$63,327
Provision for loan losses	64,243	65,784
Nonaccretable acquisition fees	20,910	44,406
Allowance related to receivables sold to gain on sale Trusts		(44,766)
Net charge-offs	(56,420)	(13,596)

Balance at end of period	$358,431	$115,155

NOTE 4 – SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Receivables securitized:
Sold		$2,507,906
Secured financing	$1,011,050
Net proceeds from securitization:
Sold		2,495,353
Secured financing	915,000
Gain on sale of receivables		132,084
Servicing fees:
Sold	57,541	82,890
Secured financing	21,142
Distributions from Trusts, net of swap payments:
Sold	82,292	63,262
Secured financing	37,362

As of September 30 and June 30, 2003, the Company was servicing $12,426.7 million and $13,133.2 million, respectively, of finance receivables that have been transferred to the Trusts.

NOTE 5 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets consist of the following (in thousands):

	September 30, 2003	June 30, 2003
Gain on sale Trusts:
Interest-only receivables from Trusts	$214,949	$213,084
Investments in Trust receivables	684,144	760,528
Restricted cash	383,557	387,006

	$1,282,650	$1,360,618

Secured financing Trusts:
Restricted cash	$272,468	$229,917

Finance receivables - securitized	$4,251,839	$3,570,785
Less: Securitization notes payable	3,848,446	3,281,370

Overcollateralization	$403,393	$289,415

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Balance at beginning of period	$1,360,618	$1,541,218
Initial deposits to credit enhancement assets		58,101
Non-cash gain on sale of receivables		124,831
Distributions from Trusts	(92,452)	(78,376)
Accretion of present value discount	13,964	53,772
Other-than-temporary impairment	(13,255)	(18,309)
Change in unrealized gain	13,952	5,033
Foreign currency translation adjustment	(177)	(1,022)

Balance at end of period	$1,282,650	$1,685,248

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

The Company has exceeded its targeted net loss triggers in six FSA Program securitization transactions. Waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization transactions otherwise distributable by the Trusts was used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. In August and September 2003, the higher targeted credit enhancement levels were reached and maintained in the six FSA Program securitization transactions that had breached targeted net loss triggers. Accordingly, excess cash of $86.3 million were distributed to the Company from the FSA Program during the three months ended September 30, 2003. However, the targeted net loss triggers are expected to be breached on two more FSA Program securitization Trusts during the three months ended December 31, 2003, and the Company believes that it is probable that net loss triggers on additional FSA Program securitization Trusts will exceed targeted levels during fiscal 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions rather than be released to the Company for the remainder of fiscal 2004.

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	September 30, 2003	June 30, 2003
Cumulative credit losses	12.1% - 14.8%	11.3% - 14.7%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 6 - WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

	September 30, 2003	June 30, 2003
Commercial paper facilities	$123,616	$22,438
Medium term note facilities	1,250,000	1,250,000

	$1,373,616	$1,272,438

Further detail regarding terms and availability of the warehouse credit facilities as of September 30, 2003, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facilities:
March 2005 (a)(b)	$1,950,000	$123,616	$143,247	$1,408
Medium term notes:
June 2004 (a)(c)(e)	750,000	750,000	566,629	257,689
February 2005 (a)(c)	500,000	500,000	523,589	41,766

	$3,200,000	$1,373,616	$1,233,465	$300,863

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	Subsequent to September 30, 2003, this facility was renewed and extended. Accordingly, $150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.
(c)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $26.5 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheet.
(e)	Subsequent to September 30, 2003, the Company exercised its right to cancel this facility.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of finance receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $8.9 million and $7.7 million as of September 30 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets.

In November 2003, the Company renewed and extended the terms of its $1,950.0 million warehouse credit facility. Accordingly, $150.0 million of this warehouse credit facility will mature in November 2004 and the remaining $1,800.0 will mature in November 2006. Additionally, the Company amended certain covenants provided under this facility and medium term note facility, including an increase in the maximum annualized portfolio net loss ratio.

NOTE 7 – WHOLE LOAN PURCHASE FACILITY

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, the Company terminated the whole loan purchase facility and recognized deferred debt issuance costs of $29.0 million associated with the facility as a component of interest expense on the consolidated statement of income.

NOTE 8 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $18.2 million and $17.2 million as of September 30 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets.

As of September 30, 2003, securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$1,361,840	$1,261,831
C2002-1 Canada (a)(b)	December 2006	137,000	5.5%	154,210	105,104
2003-A-M	November 2009	1,000,000	2.6%	939,801	833,061
2003-B-X	January 2010	825,000	2.3%	790,105	733,506
2003-C-F	May 2010	915,000	2.8%	1,005,883	914,944

		$4,577,000		$4,251,839	$3,848,446

(a)	Note balances do not include $22.1 million of asset-backed securities issued and retained by the Company.
(b)	The balance at September 30, 2003, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2003, the Company had interest rate swap agreements with underlying notional amounts of $2,145.9 million and $2,385.6 million, respectively. These agreements had unrealized losses of approximately $19.7 million and $27.2 million as of September 30 and June 30, 2003, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the three month periods ended September 30, 2003 and 2002. The Company estimates approximately $16.5 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The fair value of the Company’s interest rate cap assets of $20.0 million and $11.5 million as of September 30 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap liabilities of $10.1 million and $1.7 million as of September 30 and June 30, 2003, respectively, are included in derivative financial instruments on the consolidated balance sheets. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts representing the fair value of the derivative financial instruments. As of September 30 and June 30, 2003, these restricted cash accounts totaled $54.5 million and $57.8 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E tranches of the asset-backed securities issued in its 2000-1 and

2002-1 securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $24.0 million and $29.4 million at September 30 and June 30, 2003, respectively. The remaining subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheets to reflect estimates of future cash flows for settlement of the guarantees.

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries. As of September 30, 2003, the carrying value of the senior notes was $370.6 million. See guarantor consolidating financial statements in Note 14.

Financial Guaranty Insurance Commitments

The Company has committed to utilizing specific financial guaranty insurance providers in connection with certain of its future securitizations. The Company’s commitment to one insurer provides for a specified proportion of financial guaranty insurance usage during defined periods of time over the next four fiscal years.

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

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court for the Northern District of Texas, Fort Worth Division. The consolidated lawsuit claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows to incorrectly report  charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

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

NOTE 11 – RESTRUCTURING CHARGES

The Company recorded restructuring charges during the year ended June 30, 2003, related to the implementation of a revised operating plan.

A summary of the liability, which is included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges related to the revised operating plan for the three months ended September 30, 2003, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at beginning of period	$469	$8,310	$1,737	$10,516
Cash settlements	(276)	(1,408)	399	(1,285)
Non-cash settlements			(534)	(534)
Adjustments	(6)	734	11	739

Balance at end of period	$187	$7,636	$1,613	$9,436

NOTE 12 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
	2003	2002
Net income	$33,325	$75,668

Weighted average shares outstanding	156,467,588	85,839,717

Incremental shares resulting from assumed conversions:
Stock options	338,640	1,208,675
Warrants	37,779	14,795

	376,419	1,223,470

Weighted average shares and assumed incremental shares	156,844,007	87,063,187

Earnings per share:
Basic	$0.21	$0.88

Diluted	$0.21	$0.87

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

Options to purchase approximately 11.7 million and 8.3 million shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2003	2002
Interest costs (none capitalized)	$56,770	$37,583
Income taxes	11,413	17,362

The Company received a tax refund of $70.0 million in July 2003.

In September 2002, the Company issued warrants to FSA in consideration for increases in specific delinquency levels on securitizations insured by FSA prior to September 30, 2002. The Company recorded non-cash interest expense of $6.6 million related to this agreement.

During the three months ended September 30, 2002, the Company entered into capital lease agreements for property and equipment of $2.1 million. No capital lease agreements were entered into during the three months ended September 30, 2003.

NOTE 14 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal and interest on the Company’s senior notes is guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the senior notes. The Company believes that the consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provides information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$357,590	$395		$357,985
Finance receivables, net		270,512	5,134,057		5,404,569
Interest-only receivables from Trusts			214,949		214,949
Investments in Trust receivables		11,168	672,976		684,144
Restricted cash - gain on sale Trusts		3,535	380,022		383,557
Restricted cash - securitization notes payable			272,468		272,468
Restricted cash - warehouse credit facilities			327,376		327,376
Property and equipment, net	$349	117,328	4		117,681
Other assets	5,040	197,419	38,862	$(4,579)	236,742
Due from affiliates	1,324,100		2,845,525	(4,169,625)
Investment in affiliates	952,950	4,440,098	211,012	(5,604,060)

Total assets	$2,282,439	$5,397,650	$10,097,646	$(9,778,264)	$7,999,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,373,616		$1,373,616
Securitization notes payable			3,895,977	$(47,531)	3,848,446
Senior notes	$370,634				370,634
Other notes payable	29,283	$2,658			31,941
Funding payable		121,270	783		122,053
Accrued taxes and expenses	(44,347)	178,630	28,667	(4,579)	158,371
Derivative financial instruments		57,999	92		58,091
Due to affiliates		4,144,202		(4,144,202)
Deferred income taxes	1,399	(53,966)	163,416		110,849

Total liabilities	356,969	4,450,793	5,462,551	(4,196,312)	6,074,001

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,064,985	26,237	3,251,945	(3,278,182)	1,064,985
Accumulated other comprehensive income (loss)	16,340	(6,855)	31,950	(25,095)	16,340
Retained earnings	854,067	889,756	1,259,034	(2,148,790)	854,067

	1,936,995	946,857	4,635,095	(5,581,952)	1,936,995
Treasury stock	(11,525)				(11,525)

Total shareholders’ equity	1,925,470	946,857	4,635,095	(5,581,952)	1,925,470

Total liabilities and shareholders’ equity	$2,282,439	$5,397,650	$10,097,646	$(9,778,264)	$7,999,471

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2003

(in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$312,497	$4,424		$316,921
Finance receivables, net		193,402	4,803,214		4,996,616
Interest-only receivables from Trusts		956	212,128		213,084
Investments in Trust receivables		15,197	745,331		760,528
Restricted cash - gain on sale Trusts		3,550	383,456		387,006
Restricted cash - securitization notes payable			229,917		229,917
Restricted cash - warehouse credit facilities			764,832		764,832
Property and equipment, net	$349	123,359	5		123,713
Other assets	88,814	126,586	102,890	$(2,878)	315,412
Due from affiliates	1,320,732		3,570,652	(4,891,384)
Investment in affiliates	912,643	5,184,507	38,620	(6,135,770)

Total assets	$2,322,538	$5,960,054	$10,855,469	$(11,030,032)	$8,108,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,272,438		$1,272,438
Whole loan purchase facility			902,873		902,873
Securitization notes payable			3,303,567	$(22,197)	3,281,370
Senior notes	$378,432				378,432
Other notes payable	31,727	$2,872			34,599
Funding payable		24,319	1,243		25,562
Accrued taxes and expenses	10,035	129,266	26,010	(2,878)	162,433
Derivative financial instruments		66,419	112		66,531
Due to affiliates		4,891,384		(4,891,384)
Deferred income taxes	21,715	(62,660)	144,107		103,162

Total liabilities	441,909	5,051,600	5,650,350	(4,916,459)	6,227,400

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,064,641	26,237	3,862,238	(3,888,475)	1,064,641
Accumulated other comprehensive income (loss)	5,168	(11,188)	25,459	(14,271)	5,168
Retained earnings	820,742	855,686	1,225,256	(2,080,942)	820,742

	1,892,154	908,454	5,205,119	(6,113,573)	1,892,154
Treasury stock	(11,525)				(11,525)

Total shareholders’ equity	1,880,629	908,454	5,205,119	(6,113,573)	1,880,629

Total liabilities and shareholders’ equity	$2,322,538	$5,960,054	$10,855,469	$(11,030,032)	$8,108,029

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$14,303	$197,469		$211,772
Servicing income		63,208	5,784		68,992
Other income	$10,023	99,882	293,848	$(396,272)	7,481
Equity in income of affiliates	34,070	33,778		(67,848)

	44,093	211,171	497,101	(464,120)	288,245

Costs and expenses
Operating expenses	1,855	62,505	16,624		80,984
Provision for loan losses		(7,250)	71,493		64,243
Interest expense	9,364	120,930	354,722	(396,272)	88,744
Restructuring charges		739			739

	11,219	176,924	442,839	(396,272)	234,710

Income before income taxes	32,874	34,247	54,262	(67,848)	53,535

Income tax (benefit) provision	(451)	177	20,484		20,210

Net income	$33,325	$34,070	$33,778	$(67,848)	$33,325

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$18,439	$72,190		$90,629
Servicing income		93,516	23,418		116,934
Gain on sale of receivables		1,737	130,347		132,084
Other income	$8,282	136,221	305,776	$(445,259)	5,020
Equity in income of affiliates	81,881	129,981		(211,862)

	90,163	379,894	531,731	(657,121)	344,667

Costs and expenses
Operating expenses	1,416	108,495	5,915		115,826
Provision for loan losses		53,591	12,193		65,784
Interest expense	16,967	158,980	309,331	(445,259)	40,019

	18,383	321,066	327,439	(445,259)	221,629

Income before income taxes	71,780	58,828	204,292	(211,862)	123,038

Income tax (benefit) provision	(3,888)	(27,394)	78,652		47,370

Net income	$75,668	$86,222	$125,640	$(211,862)	$75,668

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$33,325	$34,070	$33,778		$(67,848)	$33,325
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		528	7,956	33,835			42,319
Provision for loan losses			(7,250)	71,493			64,243
Deferred income taxes		(20,216)	5,648	14,969			401
Accretion of present value discount			2,862	(27,568)			(24,706)
Impairment of credit enhancement assets			1,550	11,705			13,255
Other		(748)	1,141	1,557			1,950
Distributions from gain on sale Trusts, net of swap payments			(6,887)	89,179			82,292
Equity in income of affiliates		(34,070)	(33,778)			67,848
Changes in assets and liabilities:
Other assets		84,827	(65,897)	2,638			21,568
Accrued taxes and expenses		(56,062)	50,103	3,477			(2,482)

Net cash provided (used) by operating activities		7,584	(10,482)	235,063			232,165

Cash flows from investing activities:
Purchases of receivables			(821,265)	(807,763)		807,763	(821,265)
Principal collections and recoveries on receivables			36,934	416,705			453,639
Net proceeds from sale of receivables			807,763			(807,763)
Purchases of property and equipment			(1,454)				(1,454)
Change in restricted cash - securitization notes payable				(42,578)			(42,578)
Change in restricted cash - warehouse credit facilities				437,456			437,456
Change in other assets			2,827	34,023			36,850
Net change in investment in affiliates		5,536	777,473	(1,318,270)		535,261

Net cash provided (used) by investing activities		5,536	802,278	(1,280,427)		535,261	62,648

Cash flows from financing activities:
Net change in warehouse credit facilities				101,178			101,178
Repayment of whole loan purchase facility				(905,000)			(905,000)
Issuance of securitization notes				915,000			915,000
Payments on securitization notes				(347,078)			(347,078)
Retirement of senior notes		(7,250)					(7,250)
Debt issuance costs		(13)		(7,941)			(7,954)
Net change in notes payable		(2,444)	(196)				(2,640)
Net proceeds from issuance of common stock		309		544,395		(544,395)	309
Net change in due (to) from affiliates		(3,116)	(746,320)	740,785		8,651

Net cash (used) provided by financing activities		(12,514)	(746,516)	1,041,339		(535,744)	(253,435)

Net increase (decrease) in cash and cash equivalents		606	45,280	(4,025)		(483)	41,378

Effect of Canadian exchange rate changes on cash and cash equivalents		(606)	(187)	(4)		483	(314)

Cash and cash equivalents at beginning of period			312,497	4,424			316,921

Cash and cash equivalents at end of period	$		$357,590	$395	$		$357,985

AmeriCredit Corp

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$75,668	$86,222		$125,640		$(211,862)	$75,668
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,021	6,414		3,718			11,153
Provision for loan losses			53,591		12,193			65,784
Deferred income taxes		(44,037)	(29,053)		78,651			5,561
Accretion of present value discount			6,101		(58,454)			(52,353)
Impairment of credit enhancement assets					18,309			18,309
Non-cash gain on sale of receivables			160		(124,991)			(124,831)
Other		6,029						6,029
Distributions from gain on sale Trusts, net of swap payments			(15,114)		78,376			63,262
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(81,881)	(129,981)				211,862
Changes in assets and liabilities:
Other assets		583	(23,597)		(1,710)			(24,724)
Accrued taxes and expenses		29,459	5,700		(282)			34,877
Purchases of receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928		66,442			74,370
Net proceeds from sale of receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(13,158)	1,834,108		121,760			1,942,710

Cash flows from investing activities:
Purchases of finances receivables			(1,822,523)					(1,822,523)
Purchases of property and equipment			(2,841)					(2,841)
Change in restricted cash - warehouse credit facilities					(170,010)			(170,010)
Change in other assets			3,610		623			4,233
Net change in investment in affiliates		1,356	79,520		803		(81,679)

Net cash provided (used) by investing activities		1,356	(1,742,234)		(168,584)		(81,679)	(1,991,141)

Cash flows from financing activities:
Net change in warehouse credit facilities					69,332			69,332
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(581)			(8,649)			(9,230)
Net change in notes payable		(4,115)	(164)					(4,279)
Proceeds from issuance of common stock		372			(80,323)		80,323	372
Net change in due (to) from affiliates		49,484	(112,189)		64,923		(2,218)

Net cash provided (used) by financing activities		15,229	(112,353)		45,283		78,105	26,264

Net increase (decrease) in cash and cash equivalents		3,427	(20,479)		(1,541)		(3,574)	(22,167)

Effect of Canadian exchange rate changes on cash and cash equivalents		(3,427)	(240)		(2)		3,574	(95)

Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$70,087	$		$		$70,087

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

The Company changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s reported results of operations compared to its historical results because there is no gain on sale of receivables subsequent to September 30, 2002. Accordingly, historical results may not be indicative of the Company’s future results.

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

Credit Enhancement Assets

The Company’s credit enhancement assets related to gain on sale Trusts are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and changes in the accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. Additionally, if actual cumulative net credit losses exceed the Company’s estimate, additional impairment of credit enhancement assets could result.

Allowance for loan losses

The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables, including accrued interest, are charged-off to the allowance for loan losses when the Company repossesses and disposes of the collateral or the account is otherwise deemed uncollectable. As of September 30, 2003, the Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

Derivative financial instruments

The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The interest rates on the floating rate securities issued by the Trusts are indexed to various London Interbank Offered Rates (“LIBOR”). The Company utilizes interest rate swap agreements to convert floating rate exposures on securities issued by the Trusts to fixed rates, hedging the variability in future excess cash flows to be received by the Company over the life of the securitization attributable to interest rate risk. These interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging the Company’s exposure to interest rate risk from both an accounting and economic perspective. The fair value of the interest rate swap agreements are based on third-party quoted market prices, where possible, or discounted cash flow analysis, and is included in the Company’s consolidated balance sheets. The related unrealized gains or losses on these agreements are deferred and included in shareholders’ equity as a component of accumulated other comprehensive income. These unrealized gains or losses are recognized as an adjustment to income over the same period in which cash flows from the related credit enhancement assets affect earnings. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged asset, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in income.

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

Stock-based employee compensation

Effective July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) prospectively for all awards granted, modified, or settled after June 30, 2003. The Company recognized compensation expense of $75,000 ($47,000 net of tax) during the three months ended September 30, 2003, for options granted subsequent to June 30, 2003. Prior to July 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of Accounting Practices Board Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB 25”). No stock-based compensation was recognized during the quarter ended September 30, 2002, for options granted as those grants were accounted for under APB 25 and had an exercise price equal to the market value of the underlying common stock on the date of grant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 as compared to Three Months Ended September 30, 2002

Revenue:

The Company’s average managed receivables outstanding, which consists of finance receivables held on-book and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales, are as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
On-book	$5,485,801	$1,958,487
Gain on sale	8,946,712	13,339,527

Total managed	$14,432,513	$15,298,014

Average managed receivables outstanding decreased by 6% as a result of the excess of collections and charge-offs over the purchases of loans. The Company purchased $745.1 million of auto loans during the three months ended September 30, 2003, compared to purchases of $2,419.1 million during the three months ended September 30, 2002. This decrease resulted from a reduction in the number of the Company’s branch offices in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 89 auto lending branch offices as of September 30, 2003, compared to 251 as of September 30, 2002.

The average new loan size was $16,963 for the three months ended September 30, 2003, compared to $16,742 for the three months ended September 30, 2002. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2003, was 15.8%, compared to 17.3% during the three months ended September 30, 2002. In conjunction with the Company’s revised operating plan, the Company reduced originations through various strategies including a tightening of credit standards which resulted in a lower average annual percentage rate.

Finance charge income increased by 134% to $211.8 million for the three months ended September 30, 2003, from $90.6 million for the three months ended September 30, 2002. Finance charge income was higher due to an increase in average on-book receivables that resulted primarily from the Company’s decision to structure securitization transactions as secured financings. The Company’s effective yield on its on-book finance receivables decreased to 15.3% for the three months ended September 30, 2003, from 18.4% for the three months ended September 30, 2002. For the three months ended September 30, 2002, the effective yield is higher than the contractual rates of the Company’s auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased due to lower levels of finance charges earned between the origination date and funding date as well as lower loan pricing.

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Therefore, no gain on sale was recorded for finance receivables securitized. The gain on sale of receivables was $132.1 million, or 5.3% of receivables securitized, for the three months ended September 30, 2002.

Servicing income was $69.0 million, or 3.1% of average gain on sale auto receivables, for the three months ended September 30, 2003, compared to $116.9 million, or 3.5% of average gain on sale auto receivables, for the three months ended September 30, 2002. Servicing income represents accretion of the present value discount on estimated future excess cash flows from the Trusts, base servicing fees and other fees earned by the Company as servicer of the receivables sold to the Trusts. Servicing income also includes other-than-temporary impairment charges of $13.3 million and $18.3 million for the three months ended September 30, 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by the weakness in the economy and the expectation that current economic conditions will continue for the foreseeable future.

Other income was $7.5 million for the three months ended September 30, 2003, compared to $5.0 million for the three months ended September 30, 2002. The increase in other income is primarily due to an increase in late fees and other fees collected with respect to on-book receivables.

Costs and Expenses:

Operating expenses decreased to $81.0 million for the three months ended September 30, 2003, from $115.8 million for the three months ended September 30, 2002. As an annualized percentage of average managed receivables outstanding, operating expenses decreased to 2.2% for the three months ended September 30, 2003, compared to 3.0% for the three months ended September 30, 2002. Operating expenses improved primarily as a result of a reduction in workforce in November 2002 and implementation of the revised operating plan, which included an additional reduction in workforce, in February 2003.

Provision for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable inherent losses in the portfolio of on-book receivables. The provision for loan losses decreased to $64.2 million for the three months ended September 30, 2003, from $65.8 million for the three months ended September 30, 2002. As an annualized percentage of average on-book receivables, the provision for loan losses was 4.6% and 13.3% for the three months ended September 30, 2003 and 2002, respectively. The provision for loan losses recorded for the three months ended September 30, 2003, reflected inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on receivables originated prior to July 1, 2003.

The provision for loan losses as a percentage of average on-book receivables was higher for the three months ended September 30, 2002, due to the Company’s transition to structuring securitization transactions as secured financings. The provision for loan losses recorded for the three months ended September 30, 2002, reflected inherent losses on receivables originated in the quarter as well as on all other on-book receivables as of September 30, 2003.

Interest expense increased to $88.7 million for the three months ended September 30, 2003, from $40.0 million for the three months ended September 30, 2002. Average debt outstanding was $5,648.8 million and $2,800.5 million for the three months ended September 30, 2003 and 2002, respectively. The Company’s effective rate of interest paid on its debt increased to 6.2% from 5.7% due to the recognition of $29.0 million of deferred debt issuance costs related to the whole loan purchase facility which was repaid in September 2003 and higher debt levels. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% and 38.5% for the three months ended September 30, 2003 and 2002, respectively. The decrease resulted from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,
	2003	2002
Increase in unrealized gains on credit enhancement assets	$11,602	$513
Decrease (increase) in unrealized losses on cash flow hedges	7,541	(10,825)
Canadian currency translation adjustment	(601)	(3,426)
Income tax (provision) benefit	(7,370)	3,970

	$11,172	$(9,768)

Credit Enhancement Assets

The increase in unrealized gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended September 30,
	2003	2002
Unrealized gains at time of sale		$11,091
Increase (decrease) in unrealized gains related to changes in credit loss assumptions	$11,379	(15,374)
Increase in unrealized gains related to changes in interest rates	2,573	9,316
Reclassification of unrealized gains into earnings through accretion	(2,350)	(4,520)

	$11,602	$513

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s allocated carrying value related to such interests when receivables are sold. No unrealized gain at time of sale was recorded for the three months ended September 30, 2003, since securitization transactions entered into subsequent to September 30, 2002, were structured as secured financings.

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

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.1% to 14.8% as of September 30, 2003, from a range of 11.3% to 14.7% as of June 30, 2003. On a Trust by Trust basis, certain Trusts experienced worse than expected credit performance for the three months ended September 30, 2003, and increased cumulative credit loss assumptions, which caused an other-than-temporary impairment charge of $13.3 million related to those securitization Trusts. Certain other Trusts experienced better than expected credit performance for the three months ended September 30, 2003, and decreased cumulative credit loss assumptions resulting in unrealized gains of $11.4 million for those securitization Trusts. The unrealized loss of $15.4 million for the three months ended September 30, 2002, resulted from an increase in the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 11.1% to 12.5% as of September 30, 2002, from a range of 10.4% to 12.7% as of June 30, 2002.

Increases in unrealized gains related to changes in interest rates of $2.6 million and $9.3 million for the three months ended September 30, 2003 and 2002, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to higher interest rates. The higher earnings were partially offset by an increase in value associated with an increase in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $2.4 million and $4.5 million were reclassified into earnings through accretion during the three months ended September 30, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during the three months ended September 30, 2003 and 2002, are net unrealized gains of $0.1 million and $6.3 million, respectively, related to fluctuations in interest rates during the respective periods which are offset by changes in the cash flow hedges described below.

Cash Flow Hedges

Unrealized losses on cash flow hedges decreased by $7.5 million for the three months ended September 30, 2003, and increased by $10.8 million for the three months ended September 30, 2002. The decrease in unrealized losses for the three months ended September 30, 2003, was due primarily to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by declining notional balances. The increase in unrealized losses for the three months ended September 30, 2002, was due primarily to the change in fair value of interest rate swap agreements designated as cash flow hedges caused by a decline in forward interest rate expectations. Unrealized gains or losses on cash flow hedges are reclassified into earnings as unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Net unrealized losses reclassified into earnings were $0.1 million and $8.6 million for the three months ended September 30, 2003 and 2002, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $0.6 million and $3.4 million for the three months ended September 30, 2003 and 2002, respectively, were included in other comprehensive income (loss). The translation adjustment losses are due to the decrease in the value of the Company’s Canadian dollar denominated assets related to the increase in the U.S. dollar to Canadian dollar conversion rates during the periods. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Finance charge and other income	$219,253	$95,649
Interest expense	(88,744)	(40,019)

Net margin	$130,509	$55,630

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

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Finance charge and other income	$609,256	$686,728
Interest expense	(198,834)	(201,990)

Net margin	$410,422	$484,738

Net margin as a percentage of average managed finance receivables outstanding is as follows (dollars in thousands):

	Three Months Ended September 30,
	2003	2002
Finance charge and other income	16.8%	17.8%
Interest expense	(5.5)	(5.2)

Net margin as a percentage of average managed finance receivables	11.3%	12.6%

Average managed finance receivables	$14,432,513	$15,298,014

Net margin as a percentage of average managed finance receivables decreased for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily as a result of the termination of the whole loan purchase facility and expensing of the related debt issuance costs.

The following is a reconciliation of finance charge and other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge and other income:

	Three Months Ended September 30,
	2003	2002
Finance charge and other income per consolidated statements of income	$219,253	$95,649
Adjustments to reflect income earned on receivables in gain on sale Trusts	390,003	591,079

Managed basis finance charge and other income	$609,256	$686,728

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Three Months Ended September 30,
	2003	2002
Interest expense per consolidated statements of income	$88,744	$40,019
Adjustments to reflect expenses incurred on receivables in gain on sale Trusts	110,090	161,971

Managed basis interest expense	$198,834	$201,990

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2003
	On-Book	Gain on Sale	Total Managed
Principal amount of receivables	$5,763,000	$8,174,857	$13,937,857

Allowance for loan losses and nonaccretable acquisition fees	(358,431)

Receivables, net	$5,404,569

Number of outstanding contracts	410,108	700,260	1,110,368

Average principal amount of outstanding contract (in dollars)	$14,052	$11,674	$12,552

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession (dollars in thousands):

	September 30, 2003
	On-Book		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$273,603	4.7%	$777,193	9.5%	$1,050,796	7.6%
Greater than 60 days	102,038	1.8	306,724	3.8	408,762	2.9

	375,641	6.5	1,083,917	13.3	1,459,558	10.5
In repossession	50,425	0.9	136,054	1.6	186,479	1.3

	$426,066	7.4%	$1,219,971	14.9%	$1,646,037	11.8%

	September 30, 2002
	On-Book		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$32,957	1.5%	$1,154,050	8.5%	$1,187,007	7.6%
Greater than 60 days	38,134	1.8	518,219	3.8	556,353	3.5

	71,091	3.3	1,672,269	12.3	1,743,360	11.1
In repossession	14,053	0.6	160,684	1.2	174,737	1.1

	$85,144	3.9%	$1,832,953	13.5%	$1,918,097	12.2%

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

Finance receivables that are greater than 60 days delinquent were lower as of September 30, 2003, compared to September 30, 2002, due to the Company’s implementation of more aggressive repossession and liquidation strategies on late-stage delinquent accounts in early calendar 2003. These strategies also resulted in a higher level of accounts in repossession at September 30, 2003.

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account. Contracts receiving a payment deferral as an average quarterly percentage of average managed auto receivables outstanding were 6.7% and 5.5% for the three months ended September 30, 2003 and 2002, respectively. Of the total amount deferred, on-book finance receivables receiving a payment deferral were 25.2% and 0.9% for the three months ended September 30, 2003 and 2002, respectively. The percentage of contracts receiving a payment deferral increased during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, due to the Company providing deferments to an increased number of consumers who were temporarily unable to make monthly payments as originally contracted due to weak economic conditions. The increase in on-book finance receivables receiving a payment deferral as a percentage of total loans deferred is a result of the Company’s change in structuring securitization transactions from sales to secured financings and the resulting increase in overall seasoning of the on-book receivables.

The following is a summary of total deferrals as a percentage of managed receivables outstanding:

	September 30, 2003	June 30, 2003
Never deferred	73.2%	74.7%

Deferred:
1-2 times	24.6	23.5
3-4 times	2.1	1.7
Greater than 4 times	0.1	0.1

Total deferred	26.8	25.3

Total	100.0%	100.0%

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

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2003	2002
On-Book:
Repossession charge-offs	$88,447	$19,561
Less: Recoveries	(42,460)	(10,118)
Mandatory charge-offs (1)	10,433	4,153

Net charge-offs	$56,420	$13,596

Gain on Sale:
Repossession charge-offs	$312,920	$256,474
Less: Recoveries	(123,471)	(118,365)
Mandatory charge-offs (1)	31,964	53,576

Net charge-offs	$221,413	$191,685

Total managed:
Repossession charge-offs	$401,367	$276,035
Less: Recoveries	(165,931)	(128,483)
Mandatory charge-offs (1)	42,397	57,729

Net charge-offs	$277,833	$205,281

Net charge-offs as an annualized percentage of average managed receivables outstanding	7.6%	5.3%

Net recoveries as a percentage of gross repossession charge-offs	41.3%	46.5%

(1)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs increased for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, due to continued weakness in the economy, including higher unemployment rates, and lower net recoveries on repossessed vehicles. Recoveries as a percentage of repossession charge-offs decreased due to general declines in used car auction values. In addition, the Company implemented a more aggressive strategy for repossessing and liquidating late-stage delinquent accounts in early calendar 2003 resulting in a higher level of charge-offs in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash have been borrowings under its warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and principal collections and recoveries on receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of the whole loan purchase facility and securitization notes payable and funding credit enhancement requirements for securitization transactions.

The Company used cash of $821.3 million and $2,470.2 million for the purchase of finance receivables during the three months ended September 30, 2003 and 2002, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of finance receivables or the long-term financing of finance receivables in securitization transactions.

Warehouse Credit Facilities

As of September 30, 2003, warehouse credit facilities consisted of the following (in millions):

Maturity	Facility Amount	Advances Outstanding
June 2004 (a)(b)(d)	$750.0	$750.0
February 2005 (a)(b)	500.0	500.0
March 2005 (a)(c)	1,950.0	123.6

	$3,200.0	$1,373.6

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	These facilities are revolving facilities through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	Subsequent to September 30, 2003, this facility was renewed and extended. Accordingly, $150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.
(d)	Subsequent to September 30, 2003, the Company exercised its right to cancel this facility.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss,

delinquency and repossession ratios. As of September 30, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

To continue to realign the Company’s warehouse capacity with lower future loan origination targets, the Company anticipates that certain warehouse facilities will not be renewed or will be cancelled. In accordance with this strategy, the Company exercised its right to cancel its $750.0 million warehouse credit facility that matures in June 2004 during the quarter ending December 31, 2003. The Company believes the capacity available under the remaining warehouse credit facilities will be sufficient to meet the Company’s warehouse funding needs for fiscal 2004.

In November 2003, the Company renewed and extended the terms of its $1,950.0 million warehouse credit facility. Accordingly, $150.0 million of this warehouse credit facility will mature in November 2004 and the remaining $1,800.0 will mature in November 2006. Additionally, the Company amended certain covenants provided under this facility and medium term note facility, including an increase in the maximum annualized portfolio net loss ratio.

Given the effect of the termination of one facility and the renewal and extension of another facility as discussed in the preceding paragraphs, the Company has no warehouse credit facilities up for renewal through September 30, 2004.

Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, the Company terminated the whole loan purchase facility and recognized deferred debt issuance costs of $29.0 million associated with the facility as a component of interest expense on the consolidated statement of income.

Securitizations

The Company has completed 40 auto receivable securitization transactions through September 30, 2003. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at September 30, 2003
1999-D	October 1999	$900.0	$97.6
2000-A	February 2000	1,300.0	179.8
2000-B	May 2000	1,200.0	217.3
2000-C	August 2000	1,100.0	236.8
2000-1	November 2000	495.0	105.0
2000-D	November 2000	600.0	159.2
2001-A	February 2001	1,400.0	401.9
2001-1	April 2001	1,089.0	316.8
2001-B	July 2001	1,850.0	704.8
2001-C	September 2001	1,600.0	671.4
2001-D	October 2001	1,800.0	801.7
2002-A	February 2002	1,600.0	809.2
2002-1	April 2002	990.0	512.6
2002-A Canada (b)	May 2002	145.0	132.3
2002-B	June 2002	1,200.0	691.7
2002-C	August 2002	1,300.0	797.3
2002-D	September 2002	600.0	384.1
2002-E-M	October 2002	1,700.0	1,261.8
C2002-1 Canada (b)(c)	November 2002	137.0	105.1
2003-A-M	April 2003	1,000.0	833.1
2003-B-X	May 2003	825.0	733.5
2003-C-F	September 2003	915.0	914.9

		$23,746.0	$11,067.9

(a)	Transactions originally totaling $6,845.5 million have been paid off as of September 30, 2003.
(b)	The balance at September 30, 2003, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $22.1 million of asset-backed securities issued and retained by the Company.

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables under generally accepted accounting principles in the United States of America. The Company changed the structure of securitization transactions completed subsequent to September 30, 2002, to no longer meet the accounting criteria for sale of finance receivables. This change in securitization structure does not change the Company’s requirement to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and transfers finance receivables in excess of the amount of asset-backed securities issued to create initial overcollateralization. The Company subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thereby creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust’s pool of receivables, excess cash flows are distributed to the Company.

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

The Company’s second type of securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of the Company’s initial credit enhancement deposit otherwise required in a securitization transaction in a manner similar to the utilization of reinsurance or other alternative credit enhancements described in the preceding paragraphs. The Company has a revolving credit enhancement facility that provides for borrowings up to $5.0 million for the financing of bonds rated BBB- and BB- by the rating agencies in connection with subordinated securitization transactions. The Company intends to reduce available borrowings under this facility to $1.0 million and extend its expiration date to May 2004 during the three months ended December 31, 2003.

The initial cash deposit and overcollateralization transfer as well as the targeted levels of credit enhancement required in the Company’s securitization transactions completed since January 1, 2003, were higher than the levels required in the Company’s prior securitization transactions. Initial cash deposit and overcollateralization levels were raised to approximately 10.5% from 7% of the original receivable pool balance and credit enhancement levels now must reach approximately 18% compared to the previous requirement of 12% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company expects to begin to receive cash distributions approximately 9 to 12 months after receivables are securitized. The Company believes that additional securitizations completed in fiscal 2004 will require these higher credit enhancement levels.

Cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2003	2002
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash		$50.2
Overcollateralization		7.9
Secured financing Trusts:
Restricted cash	$20.2
Overcollateralization	96.0
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	82.3	63.3
Secured financing Trusts	37.4

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

The Company has exceeded its targeted net loss triggers in six FSA Program securitization transactions. Waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization transactions otherwise distributable by the Trusts was used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. In August and September 2003, the higher targeted credit enhancement levels were reached and maintained in the six FSA Program securitization transactions that had breached targeted net loss triggers. Accordingly, excess cash of $86.3 million were distributed to the Company from the FSA Program during the three months ended September 30, 2003. However, the targeted net loss triggers are expected to be breached on two more FSA Program Trusts during the three months ended December 31, 2003, and the Company believes that it is probable that net loss triggers on additional FSA Program securitization Trusts will exceed targeted levels during fiscal 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions rather than be released to the Company for the remainder of fiscal 2004.

Agreements with the Company’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted such that a default under one servicing agreement would allow the financial guaranty insurance providers to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers in the future, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur.

Operating Plan

In February 2003, the Company implemented a revised operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan included a decrease in targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing the Canadian lending activities. During the quarter ended September 30, 2003, the Company increased its cash balances by $41.1 million largely due to the origination volume and cost reductions made under the revised operating plan. Subject to continued access to the securitization market, the Company believes that it has sufficient liquidity to operate under its new plan through fiscal 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. Under this structure, notes issued by the Company’s unconsolidated qualified special purpose finance subsidiaries are not recorded as a liability on the Company’s consolidated balance sheets. See Liquidity and Capital Resources – Securitization for a detailed discussion of the Company’s securitization transactions.

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

Management monitors the Company’s hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that the Company’s strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company’s profitability. All transactions are entered into for purposes other than trading. There have been no material changes in the Company’s interest rate risk exposure since June 30, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company’s funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company’s profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” for additional information regarding such market risks.

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

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Several complaints have been filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The lawsuits, all of which seek class action status, have been consolidated into one action pending in the United States District Court for the Northern District of Texas Fort Worth Division. The consolidated lawsuit claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. In the opinion of management, the consolidated lawsuit is without merit and the Company intends to vigorously defend against it.

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

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Amendment No. 2 to Credit Agreement, dated August 13, 2003, among AFS Funding Corp. and AFS SenSub Corp., as Borrowers, AmeriCredit Corp. and AmeriCredit Financial Services, Inc., as Contingent Obligors, the Financial Institutions from time to time party thereto, as Lenders, Deutsche Bank AG, New York Branch, as an Agent, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas, as Lender Collateral Agent and as Administrative Agent

10.2	Amendment No. 6, dated August 18, 2003, to the Security Agreement dated as of February 25, 2002 (the “Security Agreement”), among the Debtor, AFS, AmeriCredit MTN Corp. III and The Chase Manhattan Bank (predecessor to JPMorgan Chase Bank), as Collateral Agent and Securities Intermediary

10.3	Amendment No. 6, dated August 18, 2003, to the Security Agreement dated as of June 12, 2001 (the “Security Agreement”), among the Debtor, AFS, AmeriCredit MTN Corp. II and The Chase Manhattan Bank (predecessor to JPMorgan Chase Bank), as Collateral Agent and Securities Intermediary

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed with the Commission on August 7, 2003, to report the Company’s press release announcing the delay of the release of the Company’s operating results for the quarter and fiscal year ended June 30, 2003.

A report on Form 8-K was filed with the Commission on August 25, 2003, to report the Company’s press release dated August 25, 2003, announcing the Company’s operating results for the quarter and fiscal year ended June 30, 2003 and the restatement of its operating results for fiscal year 2002 and the first nine months of fiscal year 2003.

Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended September 30, 2003, reporting monthly information related to securitization trusts.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 10, 2003	By:	/s/ Preston A. Miller
(Signature)

Preston A. Miller
Executive Vice President, Chief Financial Officer and Treasurer