Form 10-Q
period 2003-12-31
AMERICREDIT CORP
filed 2004-02-17
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

There were 157,087,734 shares of common stock, $0.01 par value outstanding as of January 31, 2004.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2003	June 30, 2003
ASSETS

Cash and cash equivalents	$524,765	$316,921
Finance receivables, net	5,618,639	4,996,616
Interest-only receivables from Trusts	168,359	213,084
Investments in Trust receivables	644,979	760,528
Restricted cash—gain on sale Trusts	455,468	387,006
Restricted cash—securitization notes payable	338,982	229,917
Restricted cash—warehouse credit facilities	65,335	764,832
Property and equipment, net	112,366	123,713
Other assets	175,957	315,412

Total assets	$8,104,850	$8,108,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities	$705,235	$1,272,438
Whole loan purchase facility		902,873
Securitization notes payable	4,556,267	3,281,370
Senior notes	358,611	378,432
Convertible senior notes	200,000
Other notes payable	28,212	34,599
Funding payable	25,857	25,562
Accrued taxes and expenses	125,249	162,433
Derivative financial instruments	40,060	66,531
Deferred income taxes	107,948	103,162

Total liabilities	6,147,439	6,227,400

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 160,511,147 and 160,272,366 shares issued	1,605	1,603
Additional paid-in capital	1,041,820	1,064,641
Accumulated other comprehensive income	23,584	5,168
Retained earnings	901,235	820,742

	1,968,244	1,892,154
Treasury stock, at cost (3,592,491 and 3,821,495 shares)	(10,833)	(11,525)

Total shareholders’ equity	1,957,411	1,880,629

Total liabilities and shareholders’ equity	$8,104,850	$8,108,029

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue
Finance charge income	$225,014	$133,943	$436,786	$224,572
Servicing income	47,959	4,910	116,951	121,844
Gain on sale of receivables				132,084
Other income	8,511	5,613	15,992	10,633

	281,484	144,466	569,729	489,133

Costs and expenses
Operating expenses	88,340	102,343	169,324	218,169
Provision for loan losses	61,356	86,892	125,599	152,676
Interest expense	56,287	39,884	145,031	79,903
Restructuring charges, net	(271)	6,899	468	6,899

	205,712	236,018	440,422	457,647

Income (loss) before income taxes	75,772	(91,552)	129,307	31,486

Income tax provision (benefit)	28,604	(35,248)	48,814	12,122

Net income (loss)	47,168	(56,304)	80,493	19,364

Other comprehensive income (loss)
Unrealized (losses) gains on credit enhancement assets	(4,458)	(95,037)	7,144	(94,524)
Unrealized gains on cash flow hedges	8,710	32,756	16,251	21,931
Foreign currency translation adjustment	4,566	305	3,965	(3,121)
Income tax (provision) benefit	(1,574)	23,978	(8,944)	27,948

Other comprehensive income (loss)	7,244	(37,998)	18,416	(47,766)

Comprehensive income (loss)	$54,412	$(94,302)	$98,909	$(28,402)

Earnings (loss) per share
Basic	$0.30	$(0.37)	$0.51	$0.16

Diluted	$0.30	$(0.37)	$0.51	$0.16

Weighted average shares outstanding	156,600,326	153,001,207	156,533,957	119,420,462

Weighted average shares and assumed incremental shares	158,735,017	153,001,207	157,789,512	120,032,197

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net income	$80,493	$19,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,275	22,536
Provision for loan losses	125,599	152,676
Deferred income taxes	(3,232)	(82,918)
Accretion of present value discount	(41,511)	(49,962)
Impairment of credit enhancement assets	31,569	88,958
Non-cash gain on sale of receivables		(124,831)
Other	907	6,108
Distributions from gain on sale Trusts, net of swap payments	78,069	111,118
Initial deposits to credit enhancement assets		(58,101)
Changes in assets and liabilities:
Other assets	98,605	(16,549)
Accrued taxes and expenses	(32,558)	(30,563)
Purchases of receivables held for sale		(647,647)
Principal collections and recoveries on receivables held for sale		74,370
Net proceeds from sale of receivables		2,495,353

Net cash provided by operating activities	392,216	1,959,912

Cash flows from investing activities
Purchases of receivables	(1,719,041)	(3,804,650)
Principal collections and recoveries on receivables	968,408	143,872
Purchases of property and equipment	(2,137)	(2,333)
Change in restricted cash—securitization notes payable	(108,585)	(117,205)
Change in restricted cash—warehouse credit facilities	699,497	(246,947)
Change in other assets	47,903	(65,587)

Net cash used by investing activities	(113,955)	(4,092,850)

Cash flows from financing activities
Net change in warehouse credit facilities	(567,203)	(1,465)
Repayment of whole loan purchase facility	(905,000)
Issuance of securitization notes	2,115,000	1,837,591
Payments on securitization notes	(843,431)	(45,132)
Senior notes swap settlement		9,700
Issuance of convertible senior notes	200,000
Retirement of senior notes	(18,430)	(39,631)
Debt issuance costs	(20,526)	(13,683)
Net change in notes payable	(6,479)	(8,226)
Sale of warrants	34,441
Purchase of call option on common stock	(61,490)
Net proceeds from issuance of common stock	2,640	481,317

Net cash (used) provided by financing activities	(70,478)	2,220,471

Net increase in cash and cash equivalents	207,783	87,533

Effect of Canadian exchange rate changes on cash and cash equivalents	61	(99)

Cash and cash equivalents at beginning of period	316,921	92,349

Cash and cash equivalents at end of period	$524,765	$179,783

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The consolidated financial statements as of December 31, 2003, and for the six months ended December 31, 2003 and 2002, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Stock-based Employee Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards
No. 123, “Accounting for Stock –Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $241,000 ($150,000 net of tax) and $316,000 ($197,000 net of tax) during the three and six month periods ended December 31, 2003, respectively, for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$47,168	$(56,304)	$80,493	$19,364
Add: Stock-based compensation expense included in reported net income, net of related tax effects	150		197
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(4,854)	(5,527)	(9,606)	(11,024)

Pro forma net income (loss)	$42,464	$(61,831)	$71,084	$8,340

Earnings (loss) per share:
Basic—as reported	$0.30	$(0.37)	$0.51	$0.16

Basic—pro forma	$0.27	$(0.40)	$0.45	$0.07

Diluted—as reported	$0.30	$(0.37)	$0.51	$0.16

Diluted—pro forma	$0.27	$(0.40)	$0.45	$0.07

The fair value of each option grant during the three and six month periods was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Expected dividends	0	0	0	0
Expected volatility	94.1%	78.5%	107.7%	78.7%
Risk-free interest rate	3.4%	2.9%	2.5%	3.0%
Expected life	5 years	5 years	3.8 years	5 years

Charge-off Policy

During the three months ended December 31, 2003, the Company changed its repossession charge-off policy. The Company will now charge-off accounts when the automobile is repossessed and legally available for disposition. Previously, the Company charged off accounts at the time the automobile was repossessed and disposed of at auction. In implementing this new policy, the Company incurred additional charge-offs of $18.3 million to the allowance for loan losses related to the acceleration of charge-off timing for certain accounts already repossessed. The charge-off accounts have been removed from finance receivables and the related repossessed automobiles, aggregating $13.3 million at December 31, 2003, are now included in other assets on the consolidated balance sheet.

NOTE 2—RESTATEMENT

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

The Company enters into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. In August 2003, the Company was contacted by the staff of the Securities and Exchange Commission (“SEC”) and informally requested to provide the staff with certain documents and other information related to the restatement. The Company voluntarily cooperated with this request and intends to further cooperate in the event of additional inquiries from the SEC related to the restatement.

	Three Months Ended December 31, 2002	Six Months Ended December 31, 2002
Servicing income:
Previous	$23,786	$131,861
As restated	4,910	121,844
(Loss) income before income taxes:
Previous	$(72,676)	$41,503
As restated	(91,552)	31,486
Net (loss) income:
Previous	$(44,696)	$25,524
As restated	(56,304)	19,364
Diluted (loss) earnings per share:
Previous	$(0.29)	$0.21
As restated	(0.37)	0.16

NOTE 3—FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2003	June 30, 2003
Finance receivables unsecuritized	$894,236	$1,755,529
Finance receivables securitized	5,078,201	3,570,785
Less nonaccretable acquisition fees	(139,964)	(102,719)
Less allowance for loan losses	(213,834)	(226,979)

	$5,618,639	$4,996,616

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $754.1 million and
$604.1 million pledged under the Company’s warehouse credit facilities as of December 31 and June 30, 2003, respectively. Additionally, finance receivables of $989.1 million were transferred to the whole loan purchase facility as of June 30, 2003.

The accrual of finance charge income has been suspended on $248.5 million and $214.7 million of delinquent finance receivables as of December 31 and June 30, 2003, respectively.

A summary of the nonaccretable acquisition fees and allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Balance at beginning of period	$358,431	$115,155	$329,698	$63,327
Provision for loan losses	61,356	86,892	125,599	152,676
Nonaccretable acquisition fees	17,418	35,091	38,328	79,497
Allowance related to receivables sold to gain on sale Trusts				(44,766)
Net charge-offs	(83,407)	(18,705)	(139,827)	(32,301)

Balance at end of period	$353,798	$218,433	$353,798	$218,433

NOTE 4—SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Receivables securitized:
Sold				$2,507,906
Secured financing	$1,311,477	$2,032,287	$2,322,527	2,032,287
Net proceeds from securitization:
Sold				2,495,353
Secured financing	1,200,000	1,837,591	2,115,000	1,837,591
Gain on sale of receivables				132,084
Servicing fees:
Sold	49,468	77,950	107,009	160,840
Secured financing	30,901	8,641	52,043	8,641
Distributions from Trusts, net of swap payments:
Sold	(4,223)	47,856	78,069	111,118
Secured financing	38,300	27,096	75,662	27,096

As of December 31 and June 30, 2003, the Company was servicing $12,094.1 million and $13,133.2 million, respectively, of finance receivables that have been transferred to the Trusts.

NOTE 5—CREDIT ENHANCEMENT ASSETS

Credit enhancement assets consist of the following (in thousands):

	December 31, 2003	June 30, 2003
Gain on sale Trusts:
Interest-only receivables from Trusts	$168,359	$213,084
Investments in Trust receivables	644,979	760,528
Restricted cash	455,468	387,006

	$1,268,806	$1,360,618

Secured financing Trusts:
Restricted cash	$338,982	$229,917

Finance receivables—securitized	$5,078,201	$3,570,785
Less: Securitization notes payable	4,556,267	3,281,370

Overcollateralization	$521,934	$289,415

A summary of activity in the credit enhancement assets related to the gain on sale Trusts is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Balance at beginning of period	$1,282,650	$1,685,248	$1,360,618	$1,541,218
Initial deposits to credit enhancement assets				58,101
Non-cash gain on sale of receivables				124,831
Distributions from Trusts	(4,662)	(61,567)	(97,114)	(139,943)
Accretion of present value discount	9,998	20,391	23,962	74,163
Other-than-temporary impairment	(18,314)	(70,649)	(31,569)	(88,958)
Change in unrealized gain	(1,464)	(69,254)	12,488	(64,221)
Foreign currency translation adjustment	598	117	421	(905)

Balance at end of period	$1,268,806	$1,504,286	$1,268,806	$1,504,286

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

As of December 31, 2003, the Company had exceeded its targeted net loss triggers in seven of the twelve remaining FSA Program securitization transactions. Waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization transactions otherwise distributable by the Trusts was used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. In August and September 2003, the higher targeted credit enhancement levels were reached and maintained in the FSA Program securitization transactions that had breached targeted net loss triggers at the end of each of the respective months. Accordingly, excess cash of $86.3 million was distributed to the Company from the FSA Program for August and September 2003. However, the targeted net loss triggers were exceeded on additional FSA Program securitization Trusts subsequent to September 2003 and the targeted net loss triggers are expected to be breached on additional FSA Program securitization Trusts during the three months ended March 31, 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions, delaying and reducing the amount to be released to the Company during the remainder of the fiscal year ending June 30, 2004.

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	December 31, 2003	June 30, 2003
Cumulative credit losses	13.2% – 14.9%	11.3% – 14.7%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 6—WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

	December 31, 2003	June 30, 2003
Commercial paper facilities	$205,235	$22,438
Medium term note facilities	500,000	1,250,000

	$705,235	$1,272,438

Further detail regarding terms and availability of the warehouse credit facilities as of December 31, 2003, is as follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged(d)
Commercial paper facility:
November 2006(a)(b)	$1,950,000	$205,235	$237,949	$2,342
Medium term notes:
February 2005(a)(c)	500,000	500,000	516,235	42,105

	$2,450,000	$705,235	$754,184	$44,447

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $20.9 million which is also included in restricted cash—warehouse credit facilities on the consolidated balance sheet.

In October 2003, the Company exercised its right to cancel its medium term note facility that was scheduled to mature in
June 2004.

In November 2003, the Company renewed and extended the terms of its $1,950.0 million warehouse credit facility. Accordingly, $150.0 million of this warehouse credit facility will mature in November 2004 and the remaining $1,800.0 million will mature in November 2006. Additionally, the Company amended certain covenants provided under this facility and the medium term note facility, including an increase in the maximum annualized portfolio net loss ratio.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of finance receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of
$10.6 million and $7.7 million as of December 31 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets.

NOTE 7—WHOLE LOAN PURCHASE FACILITY

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, the Company terminated the whole loan purchase facility and recognized deferred debt issuance costs of $29.0 million associated with the facility as a component of interest expense on the consolidated statement of operations.

NOTE 8—SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $19.3 million and $17.2 million as of December 31 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets.

As of December 31, 2003, securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date(c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$1,211,218	$1,124,255
C2002-1 Canada(a)(b)	December 2006	137,000	5.5%	139,009	92,828
2003-A-M	November 2009	1,000,000	2.6%	843,250	734,023
2003-B-X	January 2010	825,000	2.3%	719,917	648,842
2003-C-F	May 2010	915,000	2.8%	908,940	821,150
2003-D-M	August 2010	1,200,000	2.3%	1,255,867	1,135,169

		$5,777,000		$5,078,201	$4,556,267

(a)	Note balances do not include $23.0 million of asset-backed securities issued and retained by the Company.
(b)	The balance at December 31, 2003, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 9—CONVERTIBLE SENIOR NOTES

In November 2003, the Company issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, may be converted prior to maturity into shares of the Company’s common stock at $18.68 per share, subject to certain conditions including a requirement that the Company’s stock be above $22.42 per share for a specified period of time. Additionally, the Company may exercise its option to repurchase the notes, or holders of the convertible senior notes may require the Company to repurchase the notes, on November 15, 2008, at a premium of 100.25% of the principal amount of the notes redeemed, or on November 15, 2013, or 2018 at par. In conjunction with the issuance of the convertible senior notes, the Company purchased a call option that entitles it to purchase shares of the Company’s stock in an amount equal to the number of shares converted at $18.68 per share. This call option allows the Company to offset the dilution of its shares if the conversion feature of the senior convertible notes is exercised. The Company also sold warrants to purchase 10,705,205 shares of the Company’s common stock at $28.20 per share. Both the cost of the call option and the proceeds of the warrants are reflected in additional paid in capital on the Company’s consolidated balance sheet.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2003, the Company had interest rate swap agreements with underlying notional amounts of $1,950.2 million and $2,385.6 million, respectively. These agreements had unrealized losses of approximately $11.0 million and $27.2 million as of December 31 and June 30, 2003, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the six month periods ended December 31, 2003 and 2002. The Company estimates approximately $11.0 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The fair value of the Company’s interest rate cap assets of $9.7 million and $11.5 million as of December 31 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap liabilities of $9.5 million and $1.7 million as of December 31 and June 30, 2003, respectively, are included in derivative financial instruments on the consolidated balance sheets. Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31 and June 30, 2003, these restricted cash accounts totaled $43.4 million and $57.8 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E tranches of the asset-backed securities issued in its 2000-1 and 2002-1 securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $19.0 million and $29.4 million at December 31 and June 30, 2003, respectively. The remaining subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheets to reflect estimates of future cash flows for settlement of the guarantees.

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of December 31, 2003, the carrying value of the senior notes and convertible senior notes were
$358.6 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 15.

Financial Guaranty Insurance Commitments

The Company has committed to utilizing specific financial guaranty insurance providers in connection with certain of its future securitizations. The Company’s commitment to one insurer provides for a specified proportion of financial guaranty insurance usage during defined periods of time over the next four fiscal years.

Legal Proceedings

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company believes that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. The Company believes that the claims alleged in the Pierce lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time. The Company does not expect this litigation to have a material impact on its financial position, operations or liquidity.

Additionally, a complaint was filed in fiscal 2003 against the Company and certain of its officers and directors in the 48th Judicial District Court of Tarrant County, Texas alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. This lawsuit, styled Lewis v. AmeriCredit Corp., et al., has been removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division. In Lewis, which seeks class action status on behalf of all persons who purchased in such secondary offering, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading. The Company believes that the claims alleged in the Lewis lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time. The Company does not expect this litigation to have a material impact on its financial position, operations or liquidity.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

NOTE 12—RESTRUCTURING CHARGES

The Company recorded restructuring charges during the year ended June 30, 2003, related to the implementation of a revised operating plan.

A summary of the liability, which is included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges related to the revised operating plan for the six months ended December 31, 2003, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at beginning of period	$469	$8,310	$1,737	$10,516
Cash settlements	(349)	(2,505)	399	(2,455)
Non-cash settlements			(624)	(624)
Adjustments	(15)	472	11	468

Balance at end of period	$105	$6,277	$1,523	$7,905

NOTE 13—EARNINGS (LOSS) PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings (loss) per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$47,168	$(56,304)	$80,493	$19,364

Weighted average shares outstanding	156,600,326	153,001,207	156,533,957	119,420,462

Incremental shares resulting from assumed conversions:
Stock options	1,728,588		1,033,614	604,337
Warrants	406,103		221,941	7,398

	2,134,691		1,255,555	611,735

Weighted average shares and assumed incremental shares	158,735,017	153,001,207	157,789,512	120,032,197

Earnings (loss) per share:
Basic	$0.30	$(0.37)	$0.51	$0.16

Diluted	$0.30	$(0.37)	$0.51	$0.16

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings (loss) per share have been computed by dividing net income (loss) by the weighted average shares and assumed incremental shares. Assumed incremental shares were computed using the treasury stock method. The average common stock market prices for the periods were used to determine the number of incremental shares.

Options to purchase approximately 8.5 million and 15.6 million shares of common stock at December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The Company’s convertible senior notes, which may be converted into 10.7 million shares of common stock if certain conditions are met, were not included in the computation of diluted earnings per share because the contingent conversion conditions have not been met.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2003	2002
Interest costs (none capitalized)	$128,891	$79,275
Income taxes	48,424	110,286

The Company received a tax refund of $70.0 million in July 2003.

In September 2002, the Company issued warrants to FSA in consideration for increases in specific delinquency trigger levels on securitizations insured by FSA prior to September 30, 2002. The Company recorded non-cash interest expense of $6.6 million related to this agreement.

During the six months ended December 31, 2002, the Company entered into capital lease agreements for property and equipment of $11.2 million. No capital lease agreements were entered into during the six months ended December 31, 2003.

NOTE 15—GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the senior notes and convertible senior notes. The Company believes that the consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provides information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$524,765			$524,765
Finance receivables, net		99,563	5,519,076		5,618,639
Interest-only receivables
from Trusts		164	168,195		168,359
Investments in Trust receivables		10,007	634,972		644,979
Restricted cash—gain on sale Trusts		3,685	451,783		455,468
Restricted cash—securitization notes payable			338,982		338,982
Restricted cash—warehouse credit facilities			65,335		65,335
Property and equipment, net	$349	112,014	3		112,366
Other assets	9,461	130,927	41,007	$(5,438)	175,957
Due from affiliates	1,491,357		2,334,726	(3,826,083)
Investment in affiliates	989,126	4,024,119	205,639	(5,218,884)

Total assets	$2,490,293	$4,905,244	$9,759,718	$(9,050,405)	$8,104,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$705,235		$705,235
Securitization notes payable			4,605,819	$(49,552)	4,556,267
Senior notes	$358,611				358,611
Convertible senior notes	200,000				200,000
Other notes payable	25,657	$2,555			28,212
Funding payable		25,053	804		25,857
Accrued taxes and expenses	(21,536)	120,592	31,631	(5,438)	125,249
Derivative financial instruments		39,968	92		40,060
Due to affiliates		3,799,579		(3,799,579)
Deferred income taxes	(29,850)	(82,172)	219,970		107,948

Total liabilities	532,882	3,905,575	5,563,551	(3,854,569)	6,147,439

Shareholders’ equity:
Common stock	1,605	37,719	92,166	(129,885)	1,605
Additional paid-in capital	1,041,820	26,237	2,714,615	(2,740,852)	1,041,820
Accumulated other comprehensive income	23,584	1,322	33,627	(34,949)	23,584
Retained earnings	901,235	934,391	1,355,759	(2,290,150)	901,235

	1,968,244	999,669	4,196,167	(5,195,836)	1,968,244
Treasury stock	(10,833)				(10,833)

Total shareholders’ equity	1,957,411	999,669	4,196,167	(5,195,836)	1,957,411

Total liabilities and shareholders’ equity	$2,490,293	$4,905,244	$9,759,718	$(9,050,405)	$8,104,850

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

AmeriCredit Corp.

Consolidating Statement of Operations

Six Months Ended December 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$31,382	$405,404		$436,786
Servicing income		108,419	8,532		116,951
Other income	$26,645	307,275	799,574	$(1,117,502)	15,992
Equity in income of affiliates	78,705	130,503		(209,208)

	105,350	577,579	1,213,510	(1,326,710)	569,729

Costs and expenses
Operating expenses	4,761	118,230	46,333		169,324
Provision for loan losses		46,534	79,065		125,599
Interest expense	19,011	365,053	878,469	(1,117,502)	145,031
Restructuring charges		468			468

	23,772	530,285	1,003,867	(1,117,502)	440,422

Income before income taxes	81,578	47,294	209,643	(209,208)	129,307
Income tax provision (benefit)	1,085	(31,411)	79,140		48,814

Net income	$80,493	$78,705	$130,503	$(209,208)	$80,493

AmeriCredit Corp.

Consolidating Statement of Operations

Six Months Ended December 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$45,022	$179,550		$224,572
Servicing income (loss)		187,590	(65,746)		121,844
Gain on sale of receivables		1,737	130,347		132,084
Other income	$23,964	359,176	814,698	$(1,187,205)	10,633
Equity in income of affiliates	24,186	98,431		(122,617)

	48,150	691,956	1,058,849	(1,309,822)	489,133

Costs and expenses
Operating expenses	5,000	200,422	12,747		218,169
Provision for loan losses		78,276	74,400		152,676
Interest expense	26,804	424,401	815,903	(1,187,205)	79,903
Restructuring charges		6,899			6,899

	31,804	709,998	903,050	(1,187,205)	457,647

Income (loss) before income taxes	16,346	(18,042)	155,799	(122,617)	31,486
Income tax (benefit) provision	(3,018)	(44,842)	59,982		12,122

Net income	$19,364	$26,800	$95,817	$(122,617)	$19,364

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$80,493	$78,705		$130,503		$(209,208)	$80,493
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		1,533	14,307		38,435			54,275
Provision for loan losses			46,534		79,065			125,599
Deferred income taxes		(50,995)	(25,864)		73,627			(3,232)
Accretion of present value discount			10,042		(51,553)			(41,511)
Impairment of credit enhancement assets			1,551		30,018			31,569
Other		(1,450)	869		1,488			907
Distributions from gain on sale Trusts, net of swap payments			(13,236)		91,305			78,069
Equity in income of affiliates		(78,705)	(130,503)				209,208
Changes in assets and liabilities:
Other assets		77,130	599		20,876			98,605
Accrued taxes and expenses		(24,154)	(15,425)		7,021			(32,558)

Net cash provided (used) by operating activities		3,852	(32,421)		420,785			392,216

Cash flows from investing activities:
Purchases of receivables			(1,719,041)		(1,789,924)		1,789,924	(1,719,041)
Principal collections and recoveries on receivables			(25,061)		993,469			968,408
Net proceeds from sale of receivables			1,789,924				(1,789,924)
Dividends		136	(25,919)				25,783
Purchases of property and equipment			(2,138)		1			(2,137)
Change in restricted cash—securitization notes payable					(108,585)			(108,585)
Change in restricted cash—warehouse credit facilities					699,497			699,497
Change in other assets			13,880		34,023			47,903
Net change in investment in affiliates		16,673	1,322,776		(1,312,897)		(26,552)

Net cash provided (used) by investing activities		16,809	1,354,421		(1,484,416)		(769)	(113,955)

Cash flows from financing activities:
Net change in warehouse credit facilities					(567,203)			(567,203)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes					2,115,000			2,115,000
Payments on securitization notes					(843,431)			(843,431)
Issuance of convertible senior notes		200,000						200,000
Retirement of senior notes		(18,430)						(18,430)
Debt issuance costs		(4,973)			(15,553)			(20,526)
Net change in notes payable		(6,069)	(410)					(6,479)
Sale of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Net proceeds from issuance of common stock		2,640			7,065		(7,065)	2,640
Net change in due (to) from affiliates		(170,742)	(1,109,065)		1,268,317		11,490

Net cash (used) provided by financing activities		(24,623)	(1,109,475)		1,059,195		4,425	(70,478)

Net (decrease) increase in cash and cash equivalents		(3,962)	212,525		(4,436)		3,656	207,783
Effect of Canadian exchange rate changes on cash and cash equivalents		3,962	(257)		12		(3,656)	61
Cash and cash equivalents at beginning of period			312,497		4,424			316,921

Cash and cash equivalents at end of period	$		$524,765	$		$		$524,765

AmeriCredit Corp

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2002

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$19,364	$26,800		$95,817		$(122,617)	$19,364
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,015	13,233		7,288			22,536
Provision for loan losses			78,276		74,400			152,676
Deferred income taxes		(95,487)	(47,412)		59,981			(82,918)
Accretion of present value discount			4,706		(54,668)			(49,962)
Impairment of credit enhancement assets					88,958			88,958
Non-cash gain on sale of receivables			160		(124,991)			(124,831)
Other		3,932	2,215		(39)			6,108
Distributions from gain on sale
Trusts, net of swap payments			(27,180)		138,298			111,118
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(24,186)	(98,431)				122,617
Changes in assets and liabilities:
Other assets		1,088	(18,719)		1,082			(16,549)
Accrued taxes and expenses		(14,835)	(19,970)		4,242			(30,563)
Purchases of receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928		66,442			74,370
Net proceeds from sale of receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(108,109)	1,787,343		280,678			1,959,912

Cash flows from investing activities:
Purchases of receivables			(3,804,650)		(1,734,691)		1,734,691	(3,804,650)
Principal collections and recoveries on receivables			12,332		131,540			143,872
Net proceeds from sale of receivables			1,734,691				(1,734,691)
Purchases of property and equipment			(2,333)					(2,333)
Change in restricted cash—securitization notes payable			(10,773)		(106,432)			(117,205)
Change in restricted cash—warehouse credit facilities					(246,947)			(246,947)
Change in other assets			(66,212)		625			(65,587)
Net change in investment in affiliates		(3,758)	(1,624,129)		(16,126)		1,644,013

Net cash used by investing activities		(3,758)	(3,761,074)		(1,972,031)		1,644,013	(4,092,850)

Cash flows from financing activities:
Net change in warehouse credit facilities					(1,465)			(1,465)
Issuance of securitization notes					1,856,612		(19,021)	1,837,591
Payments on securitization notes					(45,132)			(45,132)
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(679)	(234)		(12,770)			(13,683)
Net change in notes payable		(7,896)	(330)					(8,226)
Net proceeds from issuance of common stock		481,317	4,940		1,621,237		(1,626,177)	481,317
Net change in due (to) from affiliates		(327,822)	2,058,579		(1,728,784)		(1,973)

Net cash provided by financing activities		114,989	2,062,955		1,689,698		(1,647,171)	2,220,471

Net increase (decrease) in cash and cash equivalents		3,122	89,224		(1,655)		(3,158)	87,533
Effect of Canadian exchange rate changes on cash and cash equivalents		(3,122)	(247)		112		3,158	(99)
Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$179,783	$		$		$179,783

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

The Company periodically transfers receivables to securitization Trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables”. The Company retains an interest in the securitization transactions in the form of credit enhancement assets, including the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

The Company reduced its workforce in November 2002 and implemented a revised operating plan in February 2003 in an effort to preserve and strengthen its capital and liquidity position. The revised operating plan included a decrease in the Company’s targeted loan origination volume and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities.

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

Allowance for loan losses

The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on finance receivables. Receivables, including accrued interest, are charged-off to the allowance for loan losses when the account is deemed uncollectable or when the automobile is repossessed and legally available for disposition. As of December 31, 2003, the Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to operations.

Derivative financial instruments

The Company sells fixed rate auto receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The interest rates on the floating rate securities issued by the Trusts are indexed to various London Interbank Offered Rates (“LIBOR”). The Company utilizes interest rate swap agreements to convert floating rate exposures on securities issued by the Trusts to fixed rates, hedging a portion of the variability in future excess cash flows to be received by the Company over the life of the securitization attributable to interest rate risk. The majority of these interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging the Company’s exposure to interest rate risk from both an accounting and economic perspective. The fair value of the interest rate swap agreements are based on third-party quoted market prices, where possible, or discounted cash flow analysis, and is included in the Company’s consolidated balance sheets. For interest rate swap agreements designated as hedges, the related unrealized gains or losses on these agreements are deferred and included in shareholders’ equity as a component of accumulated other comprehensive income. These unrealized gains or losses are recognized as an adjustment to income over the same period in which cash flows from the related credit enhancement assets or securitization notes payable affect earnings. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged asset, the loss is reclassified to earnings for the amount that is not expected to be recovered. Any changes in fair value relating to the ineffective portion of these contracts are recognized in income to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged. Additionally, changes in the fair value of interest rate swap agreements not designated as hedges are recognized in income.

The Company formally documents all relationships between interest rate swap agreements and the underlying asset, liability or cash flows being hedged, as well as its risk management objective and strategy for undertaking the hedge transactions. For interest rate swap agreements designated as hedges, at hedge inception and at least quarterly, the Company also formally assesses whether the interest rate swap agreements that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair value of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be highly effective as a hedge.

The Company also utilizes interest rate cap agreements as part of its interest rate risk management strategy for securitization transactions as well as for warehouse credit facilities. The Trusts and the Company’s wholly-owned special purpose finance subsidiaries typically purchase interest rate cap agreements to limit variability in excess cash flows from receivables sold to or financed by the Trusts due to potential increases in interest rates. The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with warehouse credit facilities. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with the Company’s warehouse credit facilities or securitization transactions structured as secured financings are included in other assets on the Company’s consolidated balance sheets. The fair value of the interest rate cap agreements sold by the Company is included in derivative financial instruments on the Company’s consolidated balance sheets. The intrinsic value of the interest rate cap agreements purchased by the gain on sale Trusts is reflected in the valuation of the credit enhancement assets.

All transactions are entered into for purposes other than trading.

Stock-based employee compensation

Effective July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) prospectively for all awards granted, modified, or settled after June 30, 2003. The Company recognized compensation expense of $241,000 ($150,000 net of tax) and $316,000 ($197,000 net of tax) during the three and six month periods ended December 31, 2003, respectively, for options granted or modified subsequent to June 30, 2003. Prior to July 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of Accounting Practices Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). No stock-based compensation was recognized during the six months ended December 31, 2002, for options granted as those grants were accounted for under APB 25 and had an exercise price equal to the market value of the underlying common stock on the date of grant.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 as compared to Three Months Ended December 31, 2002

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Balance at beginning of period	$5,763,000	$2,156,471
Loans purchased	700,041	1,887,003
Liquidations and other	(490,604)	(45,393)

Balance at end of period	$5,972,437	$3,998,081

Average finance receivables	$5,870,265	$3,136,066

The overall growth in finance receivables as of December 31, 2003, compared to December 31, 2002, resulted primarily from the Company’s decision to structure securitization transactions as secured financings. The decrease in loans purchased resulted from a reduction in the number of the Company’s branch offices and a tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 89 auto lending branch offices as of December 31, 2003, compared to 232 as of December 31, 2002. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and seasoning of the portfolio caused by the change in the structure of the Company’s securitization transactions.

The average new loan size was $16,734 for the three months ended December 31, 2003, compared to $16,706 for the three months ended December 31, 2002. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2003, was 16.0%, compared to 16.6% during the three months ended December 31, 2002. The Company’s tightening of credit standards resulted in a lower average annual percentage rate.

Finance charge income increased by 68% to $225.0 million for the three months ended December 31, 2003, from $133.9 million for the three months ended December 31, 2002, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables decreased to 15.2% for the three months ended December 31, 2003, from 16.9% for the three months ended December 31, 2002. For the three months ended December 31, 2002, the effective yield is higher than the contractual rates of the Company’s auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased due to lower levels of finance charges earned between the origination date and funding date as well as lower loan pricing.

Servicing income consists of the following (in thousands):

	Three Months Ended December 31,
	2003	2002
Servicing fees	$49,468	$77,950
Other-than-temporary impairment	(18,314)	(70,649)
Accretion	16,805	(2,391)

	$47,959	$4,910

Average gain on sale receivables	$7,622,491	$12,930,404

Servicing fees are earned from servicing finance receivables sold to securitization Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.6% and 2.4% of average gain on sale receivables for the three months ended December 31, 2003 and 2002, respectively.

Other-than-temporary impairment of $18.3 million for the three months ended December 31, 2003, resulted from higher than forecasted default rates in certain Trusts and the expectation that Trust performance for the foreseeable future will be substantially similar to recent experience. Other-than-temporary impairment of $70.6 million for the three months ended December 31, 2002, resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions would continue for the foreseeable future, as well as the expected delay in cash distributions from FSA Program securitizations which reduces the present value of such cash distributions.

Accretion primarily represents accretion of present value discount on credit enhancement assets and unrealized gains on credit enhancement assets. Accretion of $16.8 million during the three months ended December 31, 2003, resulted from fewer securitization transactions incurring other-than-temporary impairments during the period as the Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion of $(2.4) million during the three months ended December 31, 2002, was impacted primarily by the impairment taken on the credit enhancement assets during the period.

Other income was $8.5 million for the three months ended December 31, 2003, compared to $5.6 million for the three months ended December 31, 2002. The increase in other income is primarily due to an increase in late fees and other fees collected with respect to finance receivables.

Costs and Expenses:

Operating expenses decreased to $88.3 million for the three months ended December 31, 2003, from $102.3 million for the three months ended December 31, 2002. As an annualized percentage of average managed receivables outstanding, the operating expense ratio increased to 2.6% for the three months ended December 31, 2003, compared to 2.5% for the three months ended December 31, 2002. Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. Operating expenses declined primarily as a result of a reduction in workforce in November 2002 and implementation of the revised operating plan, which included an additional reduction in workforce, in February 2003.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable inherent losses in the portfolio of finance receivables. The provision for loan losses decreased to $61.4 million for the three months ended December 31, 2003, from $86.9 million for the three months ended December 31, 2002. As an annualized percentage of average finance receivables, the provision for loan losses was 4.1% and 11.0% for the three months ended December 31, 2003 and 2002, respectively. The provision for loan losses recorded for the three months ended December 31, 2003 and 2002, reflected inherent losses on receivables originated during the respective quarter and changes in the amount of inherent losses on receivables originated prior to that quarter. The provision for loan losses as a percentage of average finance receivables was lower for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002, due to the decrease in origination volume during the quarter and better than forecasted credit performance on receivables originated prior to such quarter.

Interest expense increased to $56.3 million for the three months ended December 31, 2003, from $39.9 million for the three months ended December 31, 2002. Average debt outstanding was $5,967.8 million and $3,482.3 million for the three months ended December 31, 2003 and 2002, respectively. The Company’s effective rate of interest paid on its debt decreased to 3.7% from 4.5% as a result of lower short-term interest rates. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% and 38.5% for the three months ended December 31, 2003 and 2002, respectively. The decrease resulted from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended December 31,
	2003	2002
Decrease in unrealized gains on credit enhancement assets	$(4,458)	$(95,037)
Decrease in unrealized losses on cash flow hedges	8,710	32,756
Canadian currency translation adjustment	4,566	305
Income tax (provision) benefit	(1,574)	23,978

	$7,244	$(37,998)

Credit Enhancement Assets

The decrease in unrealized gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended December 31,
	2003	2002
Decrease in unrealized gains related to changes in credit loss assumptions	$(3,403)	$(68,742)
Increase (decrease) in unrealized gains related to changes in interest rates	2,296	(511)
Reclassification of unrealized gains into earnings through accretion	(1,241)	(25,784)

	$(4,458)	$(95,037)

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized, or, in the case of unrealized losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.2% to 14.9% as of

December 31, 2003, from a range of 12.1% to 14.8% as of September 30, 2003. On a Trust by Trust basis, certain Trusts experienced worse than expected credit performance for the three months ended December 31, 2003, and increased cumulative credit loss assumptions, which caused unrealized gains to decrease by $3.4 million and an other-than-temporary impairment charge of $18.3 million. The decrease in unrealized gains of $68.7 million for the three months ended December 31, 2002, resulted from an increase in the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 10.7% to 13.6% as of December 31, 2002, from a range of 11.1% to 12.5% as of September 30, 2002, and the expected delay in cash distributions from FSA Program securitizations.

The increase in unrealized gains related to changes in interest rates of $2.3 million for the three months ended December 31, 2003, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to higher forward interest rate expectations. The higher earnings were partially offset by an increase in interest rates payable to investors on the floating rate tranches of securitization transactions. The decrease in unrealized gains related to changes in interest rates of $0.5 million for the three months ended December 31, 2002, resulted primarily from a decrease in estimated future cash flows from Trusts due to lower interest income earned on the investment of restricted cash and Trust collection accounts.

Net unrealized gains of $1.2 million and $25.8 million were reclassified into earnings through accretion during the three months ended December 31, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during the three months ended December 31, 2002, are net unrealized gains of $6.0 million related to fluctuations in interest rates during the respective periods which are offset by changes in the cash flow hedges described below. The reclassification of net unrealized gains into earnings during the three months ended December 31, 2003, related to fluctuations in interest rates were not offset by changes in cash flow hedges.

Cash Flow Hedges

Unrealized losses on cash flow hedges decreased by $8.7 million and $32.8 million for the three months ended December 31, 2003 and 2002, respectively. The decrease in unrealized losses for the three months ended December 31, 2003, was due primarily to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by declining notional balances. The decrease in unrealized losses for the three months ended December 31, 2002, was due primarily to the change in fair value of interest rate swap agreements designated as cash flow hedges caused by an increase in forward interest rate expectations. Unrealized gains or losses on cash flow hedges are reclassified into earnings when 1) unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified or 2) interest rate fluctuations on securitization notes payable affect earnings. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Net unrealized losses reclassified into earnings were $5.6 million and $51.8 million for the three months ended December 31, 2003 and 2002, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $4.6 million and $0.3 million for the three months ended December 31, 2003 and 2002, respectively, were included in other comprehensive income (loss). The translation adjustment gains are due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the periods. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

The Company’s average managed receivables outstanding are as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Finance receivables	$5,870,265	$3,136,066
Gain on sale receivables	7,622,491	12,930,404

Total managed receivables	$13,492,756	$16,066,470

Average managed receivables outstanding decreased by 16% as a result of the excess of collections and charge-offs over the purchases of loans.

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Finance charge income	$225,014	$133,943
Other income	8,511	5,613
Interest expense	(56,287)	(39,884)

Net margin	$177,238	$99,672

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including finance receivables and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Analysis of net margin on a managed basis allows the Company to determine which origination channels and loan products are most profitable, guides the Company in making pricing decisions for loan products and indicates if sufficient spread exists between the Company’s revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as a sale.

The Company routinely securitizes its receivables and prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables have not been sold and are still on the Company’s consolidated balance sheets. Accordingly, no gain on sale or servicing income would have been recognized. Instead, finance charges would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Finance charge income	$561,642	$687,909
Other income	17,175	16,607
Interest expense	(149,497)	(195,011)

Net margin	$429,320	$509,505

Net margin as a percentage of average managed finance receivables outstanding is as follows:

	Three Months Ended December 31,
	2003	2002
Finance charge income	16.5%	17.0%
Other income	0.5	0.4
Interest expense	(4.4)	(4.8)

Net margin as a percentage of average managed finance receivables	12.6%	12.6%

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of operations to the Company’s managed basis finance charge income:

	Three Months Ended December 31,
	2003	2002
Finance charge income per consolidated statements of operations	$225,014	$133,943
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	336,628	553,966

Managed basis finance charge income	$561,642	$687,909

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of operations to the Company’s managed basis other income:

	Three Months Ended December 31,
	2003	2002
Other income per consolidated statements of operations	$8,511	$5,613
Adjustments to reflect investment income earned on cash in gain on sale Trusts	1,947	2,920
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	6,717	8,074

Managed basis other income	$17,175	$16,607

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of operations to the Company’s managed basis interest expense:

	Three Months Ended December 31,
	2003	2002
Interest expense per consolidated statements of operations	$56,287	$39,884
Adjustments to reflect interest expense incurred by gain on sale Trusts	93,210	155,127

Managed basis interest expense	$149,497	$195,011

Six Months Ended December 31, 2003 as compared to Six Months Ended December 31, 2002

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2003	2002
Balance at beginning of period	$5,326,314	$2,261,718
Loans purchased	1,445,117	4,306,087
Loans sold to gain on sale Trusts		(2,507,906)
Liquidations and other	(798,994)	(61,818)

Balance at end of period	$5,972,437	$3,998,081

Average finance receivables	$5,678,328	$2,547,350

The overall growth in finance receivables as of December 31, 2003, compared to December 31, 2002, resulted primarily from the Company’s decision to structure securitization transactions as secured financings. The decrease in loans purchased resulted from a reduction in the number of the Company’s branch offices and a tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and seasoning of the portfolio caused by the change in the structure of the Company’s securitization transactions.

The average new loan size was $16,788 for the six months ended December 31, 2003, compared to $16,724 for the six months ended December 31, 2002. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2003, was 15.9%, compared to 17.0% during the six months ended December 31, 2002. The Company’s tightening of credit standards resulted in a lower average annual percentage rate.

Finance charge income increased by 94% to $436.8 million for the six months ended December 31, 2003, from $224.6 million for the six months ended December 31, 2002, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables decreased to 15.3% for the six months ended December 31, 2003, from 17.5% for the six months ended

December 31, 2002. For the six months ended December 31, 2002, the effective yield is higher than the contractual rates of the Company’s auto finance contracts as a result of finance charge income earned between the date the auto finance contract is originated by the automobile dealership and the date the auto finance contract is funded by the Company. The effective yield decreased due to lower levels of finance charges earned between the origination date and funding date as well as lower loan pricing.

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Therefore, no gain on sale was recorded for finance receivables securitized for the six months ended December 31, 2003. The gain on sale of receivables was $132.1 million, or 5.3% of receivables securitized, for the six months ended December 31, 2002.

Servicing income consists of the following (in thousands):

	Six Months Ended December 31,
	2003	2002
Servicing fees	$107,009	$160,840
Other-than-temporary impairment	(31,569)	(88,958)
Accretion	41,511	49,962

	$116,951	$121,844

Average gain on sale receivables	$8,284,781	$13,134,949

Servicing fees are earned from servicing finance receivables sold to securitization Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.6% and 2.4% of average gain on sale receivables for the six months ended December 31, 2003 and 2002, respectively.

Other-than-temporary impairment of $31.6 million for the six months ended December 31, 2003, resulted from higher than forecasted default rates in certain Trusts and the expectation that Trust performance for the foreseeable future will be substantially similar to recent experience. Other-than-temporary impairment of $89.0 million for the six months ended December 31, 2002, resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future, as well as the expected delay in cash distributions from FSA Program securitizations which reduces the present value of such cash distributions.

Accretion primarily represents accretion of present value discount on credit enhancement assets and unrealized gains on credit enhancement assets. Accretion of $41.5 million during the six months ended December 31, 2003, resulted from fewer securitization transactions incurring other-than-temporary impairments during the period as the Company does not record accretion in a period when such accretion would cause as other-than-temporary impairment in a securitization pool Accretion of $50.0 million during the six months ended December 31, 2002, was impacted primarily by the impairment taken on the credit enhancement assets during the period.

Other income was $16.0 million for the six months ended December 31, 2003, compared to $10.6 million for the six months ended December 31, 2002. The increase in other income is primarily due to an increase in late fees and other fees collected with respect to finance receivables.

Costs and Expenses:

Operating expenses decreased to $169.3 million for the six months ended December 31, 2003, from $218.2 million for the six months ended December 31, 2002. As an annualized percentage of average managed receivables outstanding, operating expenses decreased to 2.4% for the six months ended December 31, 2003, compared to 2.8% for the six months ended December 31, 2002. Operating expenses declined primarily as a result of a reduction in workforce in November 2002 and implementation of the revised operating plan, which included an additional reduction in workforce, in February 2003.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable inherent losses in the portfolio of finance receivables. The provision for loan losses decreased to $125.6 million for the six months ended December 31, 2003, from $152.7 million for the six months ended December 31, 2002. As an annualized percentage of average finance receivables, the provision for loan losses was 4.4% and 11.9% for the six months ended December 31, 2003 and 2002, respectively. The provision for loan losses recorded for the six months ended December 31, 2003, reflected inherent losses on receivables originated during the period and changes in the amount of inherent losses on receivables originated prior to July 1, 2003. The provision for loan losses as a percentage of average finance receivables was higher for the six months ended December 31, 2002, due to the Company’s transition to structuring securitization transactions as secured financings. The provision for loan losses recorded for the six months ended December 31, 2002, reflected inherent losses on receivables originated in the period as well as on finance receivable balances as of September 30, 2002.

Interest expense increased to $145.0 million for the six months ended December 31, 2003, from $79.9 million for the six months ended December 31, 2002. Average debt outstanding was $5,808.8 million and $3,141.4 million for the six months ended December 31, 2003 and 2002, respectively. The Company’s effective rate of interest paid on its debt remained stable at 5.0%. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% and 38.5% for the six months ended December 31, 2003 and 2002, respectively. The decrease resulted from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Six Months Ended December 31,
	2003	2002
Increase (decrease) in unrealized gains on credit enhancement assets	$7,144	$(94,524)
Decrease in unrealized losses on cash flow hedges	16,251	21,931
Canadian currency translation adjustment	3,965	(3,121)
Income tax (provision) benefit	(8,944)	27,948

	$18,416	$(47,766)

Credit Enhancement Assets

The increase (decrease) in unrealized gains on credit enhancement assets consisted of the following (in thousands):

	Six Months Ended December 31,
	2003	2002
Unrealized gains at time of sale		$11,091
Increase (decrease) in unrealized gains related to changes in credit loss assumptions	$6,946	(75,957)
Increase in unrealized gains related to changes in interest rates	3,789	646
Reclassification of unrealized gains into earnings through accretion	(3,591)	(30,304)

	$7,144	$(94,524)

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s allocated carrying value related to such interests when receivables are sold. No unrealized gain at time of sale was recorded for the six months ended December 31, 2003, since securitization transactions entered into subsequent to September 30, 2002, were structured as secured financings.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized, or, in the case of unrealized losses considered to be other-than-temporary, as a charge to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.2% to 14.9% as of December 31, 2003, from a range of 11.3% to 14.7% as of June 30, 2003. On a Trust by Trust basis, certain Trusts experienced worse than expected credit performance for the six months ended December 31, 2003, and increased cumulative credit loss assumptions, which caused an other-than-temporary impairment charge of $31.6 million related to those securitization Trusts. Certain other Trusts experienced better than expected credit performance for the six months ended December 31, 2003, and decreased cumulative credit loss assumptions resulting in unrealized gains of $6.9 million for those securitization Trusts. The decrease in unrealized gains of $76.0 million for the six months ended December 31, 2002, resulted from an increase in the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 10.7% to 13.6% as of December 31, 2002, from a range of 10.4% to 12.7% as of June 30, 2002, and the expected delay in cash distributions from FSA Program securitizations.

Increases in unrealized gains related to changes in interest rates of $3.8 million and $0.6 million for the six months ended December 31, 2003 and 2002, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to higher forward interest rate expectations. The higher earnings were partially offset by an increase in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $3.6 million and $30.3 million were reclassified into earnings through accretion during the six months ended December 31, 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during the six months ended December 31, 2003 and 2002, are net unrealized gains of $0.1 million and $12.3 million, respectively, related to fluctuations in interest rates during the respective periods which are offset by changes in the cash flow hedges described below.

Cash Flow Hedges

Unrealized losses on cash flow hedges decreased by $16.3 million and $21.9 million for the six months ended December 31, 2003 and 2002, respectively.

The decrease in unrealized losses for the six months ended December 31, 2003, was due primarily to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by declining notional balances. The decrease in unrealized losses for the six months ended December 31, 2002, was due primarily to the change in fair value of interest rate swap agreements designated as cash flow hedges caused by an increase in forward interest rate expectations. Unrealized gains or losses on cash flow hedges are reclassified into earnings when 1) unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified or 2) interest rate fluctuations on securitization notes payable affects earnings. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Net unrealized losses reclassified into earnings were $5.7 million and $60.4 million for the six months ended December 31, 2003 and 2002, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gain of $4.0 million and loss of $3.1 million for the six months ended December 31, 2003 and 2002, respectively, were included in other comprehensive income (loss). The translation adjustment gain is due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2003. The translation adjustment loss is due to the decrease in the value of the Company’s Canadian dollar denominated assets related to the increase in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2002. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

The Company’s average managed receivables outstanding are as follows (in thousands):

	Six Months Ended December 31,
	2003	2002
Finance receivables	$5,678,328	$2,547,350
Gain on sale receivables	8,284,781	13,134,949

Total managed receivables	$13,963,109	$15,682,299

Average managed receivables outstanding decreased by 11% as a result of the excess of collections and charge-offs over the purchases of loans.

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Six Months Ended December 31,
	2003	2002
Finance charge income	$436,786	$224,572
Other income	15,992	10,633
Interest expense	(145,031)	(79,903)

Net margin	$307,747	$155,302

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including finance receivables and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Analysis of net margin on a managed basis allows the Company to determine which origination channels and loan products are most profitable, guides the Company in making pricing decisions for loan products and indicates if sufficient spread exists between the Company’s revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as a sale.

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

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Six Months Ended December 31,
	2003	2002
Finance charge income	$1,154,106	$1,358,164
Other income	33,967	33,080
Interest expense	(348,331)	(397,001)

Net margin	$839,742	$994,243

Net margin as a percentage of average managed finance receivables outstanding is as follows:

	Six Months Ended December 31,
	2003	2002
Finance charge income	16.4%	17.2%
Other income	0.5	0.4
Interest expense	(5.0)	(5.0)

Net margin as a percentage of average managed finance receivables	11.9%	12.6%

Net margin as a percentage of average managed finance receivables decreased for the six months ended December 31, 2003, compared to the six months ended December 31, 2002, primarily as a result of lower average annual percentage rates on the Company’s new loan purchases. Additionally, although decreasing short-term market interest rates have lowered the Company’s cost of funds, this decrease was offset by the expensing of debt issuance costs related to the termination of the whole loan purchase facility.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of operations to the Company’s managed basis finance charge income:

	Six Months Ended December 31,
	2003	2002
Finance charge income per consolidated statements of operations	$436,786	$224,572
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	717,320	1,133,592

Managed basis finance charge income	$1,154,106	$1,358,164

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of operations to the Company’s managed basis other income:

	Six Months Ended December 31,
	2003	2002
Other income per consolidated statements of operations	$15,992	$10,633
Adjustments to reflect investment income earned on cash in gain on sale Trusts	3,904	6,338
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	14,071	16,109

Managed basis other income	$33,967	$33,080

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of operations to the Company’s managed basis interest expense:

	Six Months Ended December 31,
	2003	2002
Interest expense per consolidated statements of operations	$145,031	$79,903
Adjustments to reflect interest expense incurred by gain on sale Trusts	203,300	317,098

Managed basis interest expense	$348,331	$397,001

CREDIT QUALITY

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Finance receivables on the Company’s balance sheets include receivables securitized by the Company after September 30, 2002, and receivables purchased but not yet securitized. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses inherent in finance receivables. Prior to October 1, 2003, finance receivables were charged off to the allowance for loan losses when the Company repossessed and disposed of the automobile or the account was otherwise deemed uncollectable. During the three months ended December 31, 2003, the Company changed its charge-off policy to charge off repossessed accounts when the account is deemed uncollectable or when the automobile is legally available for disposition.

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2003
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$5,972,437	$7,015,902	$12,988,339

Allowance for loan losses and nonaccretable acquisition fees	(353,798)

Receivables, net	$5,618,639

Number of outstanding contracts	439,064	627,131	1,066,195

Average principal amount of outstanding contract (in dollars)	$13,603	$11,187	$12,182

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.9%

	June 30, 2003
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$5,326,314	$9,562,464	$14,888,778

Allowance for loan losses and nonaccretable acquisition fees	(329,698)

Receivables, net	$4,996,616

Number of outstanding contracts	351,359	808,980	1,160,339

Average principal amount of outstanding contract (in dollars)	$15,159	$11,820	$12,831

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses as a percentage of finance receivables decreased from 6.2% as of June 30, 2003, to 5.9% as of December 31, 2003, due to the change in the Company’s repossession charge-off policy.

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2003
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$295,401	5.0%	$683,279	9.8%	$978,680	7.5%
Greater than 60 days	109,514	1.8	261,243	3.7	370,757	2.9

	404,915	6.8	944,522	13.5	1,349,437	10.4
In repossession	21,058	0.3	47,249	0.6	68,307	0.5

	$425,973	7.1%	$991,771	14.1%	$1,417,744	10.9%

	June 30, 2003
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$147,513	3.7%	$1,341,599	11.0%	$1,489,112	9.2%
Greater than 60 days	61,701	1.5	601,038	4.9	662,739	4.1

	209,214	5.2	1,942,637	15.9	2,151,851	13.3
In repossession	16,793	0.4	213,687	1.8	230,480	1.4

	$226,007	5.6%	$2,156,324	17.7%	$2,382,331	14.7%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies in the Company’s managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to the Company’s target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Total managed finance receivables 31-60 days and greater than 60 days delinquent were lower as of December 31, 2003, compared to December 31, 2002, due to the Company’s implementation of more aggressive repossession and liquidation strategies on late-stage delinquent accounts in early calendar 2003 as well as improved credit performance on loans originated in 2003. The decline in the level of accounts in repossession is due to the Company’s change in its repossession charge-off policy to charge off accounts when the automobile is repossessed and legally available for disposition.

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to the relative lower overall seasoning of such finance receivables as well as improved credit performance on loans originated in 2003. Delinquencies in finance receivables were higher as of December 31, 2003, compared to December 31, 2002, primarily due to an increase in the seasoning of such portfolio.

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move a delinquent payment to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. The Company’s policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Finance receivables	2.1%	0.1%	1.9%	0.1%
Gain on sale receivables	4.8	5.9	4.9	5.6

	6.9%	6.0%	6.8%	5.7%

The percentage of contracts receiving a payment deferral increased during the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002, due to the Company providing deferments to an increased number of consumers who were temporarily unable to make monthly payments as originally contracted due to weak economic conditions. The increase in finance receivables receiving a payment deferral as a percentage of total loans deferred is a result of an increase in the seasoning of such finance receivables.

The following is a summary of deferrals as a percentage of managed receivables outstanding:

	December 31, 2003
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	86.3%	56.0%	70.0%
Deferred:
1-2 times	12.4	39.7	27.1
3-4 times	1.1	4.2	2.8
Greater than 4 times	0.2	0.1	0.1

Total deferred	13.7	44.0	30.0

Total	100.0%	100.0%	100.0%

	June 30, 2003
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	94.9%	62.9%	74.7%
Deferred:
1-2 times	4.7	34.4	23.5
3-4 times	0.4	2.6	1.7
Greater than 4 times	0.0	0.1	0.1

Total deferred	5.1	37.1	25.3

Total	100.0%	100.0%	100.0%

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

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Finance receivables:
Repossession charge-offs	$100,813	$21,578	$189,260	$41,139
Less: Recoveries	(44,673)	(8,492)	(87,133)	(18,610)
Adjustment for change in charge-off policy	18,320		18,320
Mandatory charge-offs(a)	8,947	5,619	19,380	9,772

Net charge-offs	$83,407	$18,705	$139,827	$32,301

Gain on sale:
Repossession charge-offs	$257,888	$256,761	$570,808	$513,235
Less: Recoveries	(95,594)	(103,867)	(219,065)	(222,232)
Adjustment for change in charge-off policy	41,107		41,107
Mandatory charge-offs(a)	21,493	65,003	53,457	118,579

Net charge-offs	$224,894	$217,897	$446,307	$409,582

Total managed:
Repossession charge-offs	$358,701	$278,339	$760,068	$554,374
Less: Recoveries	(140,267)	(112,359)	(306,198)	(240,842)
Adjustment for change in charge-off policy	59,427		59,427
Mandatory charge-offs(a)	30,440	70,622	72,837	128,351

Net charge-offs	$308,301	$236,602	$586,134	$441,883

Net charge-offs as an annualized percentage of average managed receivables outstanding	9.1%	5.8%	8.3%	5.6%

Net recoveries as a percentage of gross repossession charge-offs	39.1%	40.4%	40.3%	43.4%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for the six months ended December 31, 2003, as compared to the six months ended December 31, 2002, resulted from the Company’s change in repossession charge-off policy during the quarter ended December 31, 2003, and continued weakness in the economy, including higher unemployment rates, as well as lower net recoveries on repossessed vehicles. In implementing this new policy, the Company incurred additional charge-offs of $59.4 million related to the acceleration of charge-off timing for certain accounts already repossessed. Recoveries as a percentage of repossession charge-offs decreased due to general seasonal declines in used car auction values. In addition, the Company implemented a more aggressive strategy for repossessing and liquidating late-stage delinquent accounts in early calendar 2003 resulting in a higher level of charge-offs in the periods ended December 31, 2003, as compared to the periods ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2003, the Company had cash of $524.8 million. The Company’s primary sources of cash have been servicing fees, issuance of senior notes, convertible senior notes and equity, borrowings under its warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and principal collections and recoveries on receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of the whole loan purchase facility and securitization notes payable and funding credit enhancement requirements for securitization transactions.

The Company used cash of $1,719.0 million and $4,452.3 million for the purchase of finance receivables during the six months ended December 31, 2003 and 2002, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of finance receivables or the long-term financing of finance receivables in securitization transactions.

Warehouse Credit Facilities

As of December 31, 2003, warehouse credit facilities consisted of the following (in millions):

Maturity	Facility Amount	Advances Outstanding
February 2005(a)(b)	$500.0	$500.0
November 2006(a)(c)	1,950.0	205.2

	$2,450.0	$705.2

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.

In October 2003, the Company exercised its right to cancel its medium term note facility that was scheduled to mature in June 2004.

In November 2003, the Company renewed and extended the terms of its $1,950.0 million warehouse credit facility. Accordingly, $150.0 million of this warehouse credit facility will mature in November 2004 and the remaining $1,800.0 million will mature in November 2006. Additionally, the Company amended certain covenants provided under this facility and the medium term note facility, including an increase in the maximum annualized portfolio net loss ratio.

The Company’s warehouse credit facilities contain various default covenants requiring certain minimum financial ratios and cumulative net loss, delinquency and repossession ratios. As of December 31, 2003, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, the Company terminated the whole loan purchase facility and recognized deferred debt issuance costs of $29.0 million associated with the facility as a component of interest expense on the consolidated statement of operations.

Convertible Senior Notes

In November 2003, the Company issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, may be converted prior to maturity into shares of the Company’s common stock at $18.68 per share, subject to certain conditions including a requirement that the Company’s stock be above $22.42 per share for a specified period of time. Additionally, the Company may exercise its option to repurchase the notes, or holders of the convertible senior notes may require the Company to repurchase the notes, on November 15, 2008, at a premium of 100.25% of the principal amount of notes redeemed, or on November 15, 2013, or 2018 at par. In conjunction with the issuance of the convertible senior notes, the Company purchased a call option that entitles it to purchase shares of the Company’s stock in an amount equal to the number of shares converted at $18.68 per share. This call option allows the Company to offset the dilution of its shares if the conversion feature of the senior convertible notes is exercised. The Company also sold warrants to purchase 10,705,205 shares of the Company’s common stock at $28.20 per share.

Securitizations

The Company has completed 41 auto receivable securitization transactions through December 31, 2003. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction(a)	Date	Original Amount	Balance at December 31, 2003
2000-A	February 2000	$1,300.0	$143.3
2000-B	May 2000	1,200.0	178.9
2000-C	August 2000	1,100.0	198.5
2000-1	November 2000	495.0	86.5
2000-D	November 2000	600.0	135.4
2001-A	February 2001	1,400.0	345.0
2001-1	April 2001	1,089.0	266.9
2001-B	July 2001	1,850.0	615.3
2001-C	September 2001	1,600.0	591.1
2001-D	October 2001	1,800.0	704.7
2002-A	February 2002	1,600.0	717.9
2002-1	April 2002	990.0	445.9
2002-A Canada(b)	May 2002	145.0	137.9
2002-B	June 2002	1,200.0	615.9
2002-C	August 2002	1,300.0	703.6
2002-D	September 2002	600.0	343.4
2002-E-M	October 2002	1,700.0	1,124.3
C2002-1 Canada(b)(c)	November 2002	137.0	92.8
2003-A-M	April 2003	1,000.0	734.0
2003-B-X	May 2003	825.0	648.8
2003-C-F	September 2003	915.0	821.2
2003-D-M	October 2003	1,200.0	1,135.2

		$24,046.0	$10,786.5

(a)	Transactions originally totaling $7,745.5 million have been paid off as of December 31, 2003.
(b)	The balance at December 31, 2003, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $23.0 million of asset-backed securities issued and retained by the Company.

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

The initial cash deposit and overcollateralization transfer as well as the targeted levels of credit enhancement required in the Company’s securitization transactions completed since January 1, 2003, were higher than the levels required in the Company’s prior securitization transactions. Initial cash deposit and overcollateralization levels were raised to approximately 10.5% from 7% of the original receivable pool balance and target credit enhancement levels now must reach approximately 18% compared to the previous requirement of 12% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company expects to begin to receive cash distributions approximately 7 to 12 months after receivables are securitized. The Company believes that additional securitizations completed in fiscal 2004 will require initial cash and overcollateralization levels and target credit enhancement levels similar to securitization transactions completed in 2003.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2003	2002
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash		$50.2
Overcollateralization		7.9
Secured financing Trusts:
Restricted cash	$46.5	59.2
Overcollateralization	207.5	176.4
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	78.1	111.1
Secured financing Trusts	75.7	27.1

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from a performing securitization Trust may be used to fund increased minimum credit enhancement requirements with respect to securitization Trusts in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

The Company’s securitization transactions insured by financial guaranty insurance providers since October 2002, including FSA, are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for any securitization Trust after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy such shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target enhancement requirements.

As of December 31, 2003, the Company had exceeded its targeted net loss triggers in seven of the twelve remaining FSA Program securitization transactions. Waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization transactions otherwise distributable by the Trusts was used to fund increased credit enhancement levels for the securitizations that breached their net loss triggers. In August and September 2003, the higher targeted credit enhancement levels were reached and maintained in the FSA Program securitization transactions that had breached targeted net loss triggers as of each month end. Accordingly, excess cash of $86.3 million was distributed to the Company from the FSA Program for August and September 2003. However, the targeted net loss triggers were exceeded on additional FSA Program securitization Trusts subsequent to September 2003 and the targeted net loss triggers are expected to be breached on additional FSA Program securitization Trusts during the three months ended March 31, 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions, delaying and reducing the amount to be released to the Company during the remainder of the fiscal year ended June 30, 2004.

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

Operating Plan

In February 2003, the Company implemented a revised operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan included a decrease in targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing the Canadian lending activities. During the six months ended December 31, 2003, the Company increased its cash balances by $207.8 million largely due to the origination volume and cost reductions made under the revised operating plan. Subject to continued access to the securitization market, the Company believes that it has sufficient liquidity to operate under its new plan through fiscal 2004.

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

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries and sold by the Company is included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on these securities to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the

Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary may purchase an interest rate cap agreement. When economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings and sold by the Company are included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense.

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

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chairman of the Board and the Chief Executive Officer (the “CEO”), the President (the “President”) and the Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages. The Company believes that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers. The Company believes that the claims alleged in the Pierce lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time. The Company does not expect this litigation to have a material impact on its financial position, operations or liquidity.

Additionally, a complaint was filed in fiscal 2003 against the Company and certain of its officers and directors in the 48th Judicial District Court of Tarrant County, Texas alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. This lawsuit, styled Lewis v. AmeriCredit Corp., et al., has been removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division.

In Lewis, which seeks class action status on behalf of all persons who purchased in such secondary offering, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading. The Company believes that the claims alleged in the Lewis lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time. The Company does not expect this litigation to have a material impact on its financial position, operations or liquidity.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

Item 2.     CHANGES IN SECURITIES

Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 5, 2003.

The following proposals were adopted by the margins indicated:

1. Election of four directors to terms of office expiring at the Annual Meeting of Shareholders in 2006, or until their successors are elected and qualified and the election of two directors to a term of office expiring at the Annual Meeting of Shareholders in 2005, or until their successors are elected and qualified.

Nominees for Terms Expiring in 2006	For	Withheld
Daniel E. Berce	140,463,017	1,745,061
Edward H. Esstman	140,457,221	1,750,857
James H. Greer	135,867,502	6,304,576
Gerald J. Ford	140,561,813	1,646,265

Nominees for Terms Expiring in 2005	For	Withheld
John R. Clay	140,404,082	1,803,996
B.J. McCombs	140,440,825	1,767,253

2. Approval of the proposal to amend the Company’s Employee Stock Purchase Plan.

For	Against	Withheld
99,279,529	3,043,663	50,591

3. Ratification of the appointment of independent auditors for fiscal 2004.

For	Against	Withheld
135,308,736	6,866,428	32,914

Item 5.     OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Amendment No. 7, dated October 16, 2003, among AmeriCredit MTN Receivables Trust II, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated June 12, 2001

10.2	Amendment No. 1, dated November 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, Meridian Funding Corporation, LLC and JPMorgan Chase Bank, to the Servicing and Custodian Agreement dated February 25, 2002

10.3	Amendment No. 8, dated November 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated February 25, 2002

10.4	Second Amended and Restated Class A-1 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas

10.5	Second Amended and Restated Class A-2 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas

10.6	Second Amended and Restated Class B Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas

10.7	Second Amended and Restated Class C Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas

10.8	Second Amended and Restated Class S Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas

10.9	Second Amended and Restated Indenture, dated as of November 5, 2003, between Bank One, NA and Deutsche Bank Trust Company Americas

10.10	Second Amended and Restated Sale and Servicing Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA

10.11	Amendment No. 3 to Credit Agreement, dated November 12, 2003, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc., the Financial Institutions from time to time party thereto, Deutsche Bank AG, New York Branch, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas

10.12	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA

10.13	Indenture, dated as of March 18, 2003, between AmeriCredit Owner Trust 2003-1 and Bank One, NA

10.14	Sale and Servicing Agreement, dated as of March 18, 2003, among AmeriCredit Owner Trust 2003-1, AmeriCredit Warehouse Corporation, AmeriCredit Financial Services, Inc., Systems & Services Technologies, Inc. and Bank One, NA

10.15	Letter Agreement, dated September 18, 2003, among AmeriCredit Owner Trust 2003-1, AmeriCredit Warehouse Corporation, AmeriCredit Financial Services, Inc., Bank One Trust Company, NA, Bank One, NA, Deutsche Bank, AG and Systems & Services Technologies, Inc., terminating the AmeriCredit Owner Trust 2003-1 whole loan purchase facility

10.16	Amendment No. 9, dated December 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated February 25, 2002

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A report on Form 8-K was filed with the Commission on October 23, 2003, to report the Company’s press release dated October 23, 2003, announcing the Company’s operating results for the quarter ended September 30, 2003.

A report on Form 8-K was filed with the Commission on November 10, 2003, to report the Company’s press release dated November 10, 2003, announcing the extension and amendment of the Company’s master warehouse credit facility and amendment of the medium term note conduit facility.

A report on Form 8-K was filed with the Commission on November 13, 2003, to report the Company’s press release dated November 11, 2003, announcing the Company’s proposed convertible senior notes offering and the Company’s press release dated November 13, 2003, announcing the pricing of the Company’s convertible senior notes.

Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended December 31, 2003, reporting monthly information related to securitization trusts.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp. (Registrant)

	By:	/s/ Preston A. Miller

Date: February 13, 2004		(Signature)

Preston A. Miller Executive Vice President, Chief Financial Officer and Treasurer