Form 10-Q
period 2004-03-31
AMERICREDIT CORP
filed 2004-05-12
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 157,565,754 shares of common stock, $0.01 par value outstanding as of April 30, 2004.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$509,690	$316,921
Finance receivables, net	6,032,838	4,996,616
Interest-only receivables from Trusts	145,205	213,084
Investments in Trust receivables	576,855	760,528
Restricted cash – gain on sale Trusts	401,129	387,006
Restricted cash – securitization notes payable	429,954	229,917
Restricted cash – warehouse credit facilities	58,974	764,832
Property and equipment, net	106,121	123,713
Other assets	300,240	315,412

Total assets	$8,561,006	$8,108,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$767,486	$1,272,438
Whole loan purchase facility		902,873
Securitization notes payable	4,761,366	3,281,370
Senior notes	334,607	378,432
Convertible senior notes	200,000
Other notes payable	24,537	34,599
Funding payable	166,600	25,562
Accrued taxes and expenses	152,149	162,433
Derivative financial instruments	38,973	66,531
Deferred income taxes	81,290	103,162

Total liabilities	6,527,008	6,227,400

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued Common stock, $0.01 par value per share; 230,000,000 shares authorized; 161,082,109 and 160,272,366 shares issued	1,611	1,603
Additional paid-in capital	1,052,952	1,064,641
Accumulated other comprehensive income	26,392	5,168
Retained earnings	965,045	820,742

	2,046,000	1,892,154

Treasury stock, at cost (3,655,391 and 3,821,495 shares)	(12,002)	(11,525)

Total shareholders’ equity	2,033,998	1,880,629

Total liabilities and shareholders’ equity	$8,561,006	$8,108,029

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue
Finance charge income	$235,473	$185,857	$672,259	$410,429
Servicing income	69,428	103,722	186,379	225,566
Gain on sale of receivables				132,084
Other income	8,444	5,230	24,436	15,863

	313,345	294,809	883,074	783,942

Costs and expenses
Operating expenses	88,566	82,347	257,890	300,516
Provision for loan losses	63,928	77,109	189,527	229,785
Interest expense	55,865	51,550	200,896	131,453
Restructuring charges, net	2,481	53,071	2,949	59,970

	210,840	264,077	651,262	721,724

Income before income taxes	102,505	30,732	231,812	62,218

Income tax provision	38,695	11,832	87,509	23,954

Net income	63,810	18,900	144,303	38,264

Other comprehensive income (loss)
Unrealized gains (losses) on credit enhancement assets	10,969	(9,661)	18,113	(104,185)
Unrealized (losses) gains on cash flow hedges	(4,908)	(2,195)	11,343	19,736
Foreign currency translation adjustment	(965)	6,421	3,000	3,300
Income tax (provision) benefit	(2,288)	4,565	(11,232)	32,513

Other comprehensive income (loss)	2,808	(870)	21,224	(48,636)

Comprehensive income (loss)	$66,618	$18,030	$165,527	$(10,372)

Earnings per share
Basic	$0.41	$0.12	$0.92	$0.29

Diluted	$0.40	$0.12	$0.91	$0.29

Weighted average shares outstanding	157,153,633	155,492,651	156,739,014	131,268,991

Weighted average shares and assumed incremental shares	161,134,771	155,494,768	158,903,097	131,677,520

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$144,303	$38,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,052	36,353
Provision for loan losses	189,527	229,785
Deferred income taxes	(31,015)	(62,140)
Accretion of present value discount	(67,683)	(85,370)
Impairment of credit enhancement assets	33,364	95,778
Non-cash gain on sale of receivables		(124,831)
Non-cash restructuring charges	2,287	38,546
Other	2,825	3,860
Distributions from gain on sale Trusts, net of swap payments	248,278	144,602
Initial deposits to credit enhancement assets		(58,101)
Changes in assets and liabilities:
Other assets	(36,158)	3,386
Accrued taxes and expenses	(7,931)	(7,614)
Purchases of receivables held for sale		(647,647)
Principal collections and recoveries on receivables held for sale		74,370
Net proceeds from sale of receivables		2,495,353

Net cash provided by operating activities	543,849	2,174,594

Cash flows from investing activities
Purchases of receivables	(2,654,814)	(5,223,167)
Principal collections and recoveries on receivables	1,567,268	435,976
Purchases of property and equipment	(2,552)	(38,898)
Change in restricted cash – securitization notes payable	(199,510)	(124,666)
Change in restricted cash – warehouse credit facilities	705,858	(482,090)
Change in other assets	56,994	(61,517)

Net cash used by investing activities	(526,756)	(5,494,362)

Cash flows from financing activities
Net change in warehouse credit facilities	(504,952)	511,886
Proceeds from whole loan purchase facility		875,000
Repayment of whole loan purchase facility	(905,000)
Issuance of securitization notes	2,865,000	1,837,591
Payments on securitization notes	(1,387,469)	(171,720)
Senior notes swap settlement		9,700
Issuance of convertible senior notes	200,000
Retirement of senior notes	(41,502)	(39,631)
Debt issuance costs	(23,105)	(23,267)
Net change in notes payable	(10,140)	(14,006)
Sale of warrants	34,441
Purchase of call option on common stock	(61,490)
Net proceeds from issuance of common stock	9,780	479,748

Net cash provided by financing activities	175,563	3,465,301

Net increase in cash and cash equivalents	192,656	145,533
Effect of Canadian exchange rate changes on cash and cash equivalents	113	251
Cash and cash equivalents at beginning of period	316,921	92,349

Cash and cash equivalents at end of period	$509,690	$238,133

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The consolidated financial statements as of March 31, 2004, and for the nine months ended March 31, 2004 and 2003, are unaudited, but in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

Revenue Recognition

Finance Charge Income

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

Servicing Income

Servicing income consists of servicing fees earned from servicing finance receivables sold to gain on sale Trusts, other-than-temporary impairment on the Company’s credit enhancement assets and accretion of present value discounts on credit enhancement assets. Servicing fees are recognized when earned. Other-than-temporary impairment is recognized when the fair value of the credit enhancement assets is less than the carrying amount. Accretion of present value discounts represents accretion of the excess of the estimated future distributions from Trusts over the carrying amount of the credit enhancement assets using the interest method over the expected life of the securitization. The Company does not accrete the present value discounts in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Stock-based Employee Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $1.0 million ($0.6 million net of tax) and $1.3 million ($0.8 million net of tax) during the three and nine-month periods ended March 31, 2004, respectively, for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income as reported	$63,810	$18,900	$144,303	$38,264
Add: Stock-based compensation expense included in reported net income, net of related tax effects	629		826
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(5,424)	(5,527)	(15,030)	(16,551)

Pro forma net income	$59,015	$13,373	$130,099	$21,713

Earnings per share:
Basic – as reported	$0.41	$0.12	$0.92	$0.29

Basic – pro forma	$0.38	$0.09	$0.83	$0.17

Diluted – as reported	$0.40	$0.12	$0.91	$0.29

Diluted – pro forma	$0.37	$0.09	$0.82	$0.16

The fair value of each option grant during the three and nine-month periods was estimated using an option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Expected dividends	0	0	0	0
Expected volatility	102.4%	78.5%	104.2%	78.7%
Risk-free interest rate	1.23%	2.91%	1.66%	2.97%
Expected life	0.7 year	5 years	1.8 years	5 years

Charge-off Policy

During the three months ended December 31, 2003, the Company changed its repossession charge-off policy. The Company now charges off accounts when the automobile is repossessed and legally available for disposition. Previously, the Company charged off accounts at the time the automobile was repossessed and disposed at auction. These charged off accounts have been removed from finance receivables and the related repossessed automobiles, aggregating $11.6 million at March 31, 2004, are now included in other assets on the consolidated balance sheet.

Current Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 clarified that credit related discounts only apply when there is a deterioration in credit quality between the time the loan is originated and when it is acquired. The Company’s loans are acquired shortly after origination and there is no credit deterioration during the time between origination of loans and purchase of loans by the Company. Accordingly, once SOP 03-3 is adopted, the Company’s dealer acquisition fees, currently classified as nonaccretable acquisition fees, will no longer be considered credit-related and will be accreted into earnings as an adjustment to yield over the life of the loans in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged and restatement of previously issued financial statements is prohibited. The Company plans to adopt SOP 03-3 beginning with loans purchased subsequent to June 30, 2004. The implementation of this guidance is expected to increase the provision for loan losses, thereby reducing earnings in the short term, offset over time by an increase in finance charge income on loans purchased after June 30, 2004, as acquisition fees are amortized to income.

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

The Company entered into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. Previously, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Accordingly, the Company restated its financial statements for the year ended June 30, 2002, and for the first three quarters of the year ended June 30, 2003, to reclassify additional unrealized losses to net income from accumulated other comprehensive income. In August 2003, the Company was contacted by the staff of the Securities and Exchange Commission (“SEC”) and informally requested to provide the staff with certain documents and other information related to the restatement. The Company voluntarily cooperated with this request and intends to further cooperate in the event of additional inquiries from the SEC related to the restatement.

The restatement resulted in the following changes to the financial statements for the three and nine months ended March 31, 2003 (in thousands, except per share data):

	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2003
Servicing income:
Previous	$96,646	$228,507
As restated	103,722	225,566
Income before income taxes:
Previous	$23,656	$65,159
As restated	30,732	62,218
Net income:
Previous	$14,549	$40,073
As restated	18,900	38,264
Diluted earnings per share:
Previous	$0.09	$0.30
As restated	0.12	0.29

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2004	June 30, 2003
Finance receivables unsecuritized	$1,080,280	$1,755,529
Finance receivables securitized	5,333,155	3,570,785
Less nonaccretable acquisition fees	(156,565)	(102,719)
Less allowance for loan losses	(224,032)	(226,979)

	$6,032,838	$4,996,616

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $834.1 million and $604.1 million pledged under the Company’s warehouse credit facilities as of March 31, 2004 and June 30, 2003, respectively. Additionally, finance receivables of $989.1 million were transferred to the whole loan purchase facility as of June 30, 2003.

The accrual of finance charge income has been suspended on $232.2 million and $214.7 million of delinquent finance receivables as of March 31, 2004 and June 30, 2003, respectively.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company records such acquisition fees as a nonaccretable reduction in the carrying value of the related finance contract.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Balance at beginning of period	$139,964	$75,350	$102,719	$40,619
Purchases of receivables	26,127	23,026	64,455	102,523
Nonaccretable acquisition fees related to receivables sold to gain on sale Trusts				(44,766)
Net charge-offs	(9,526)		(10,609)

Balance at end of period	$156,565	$98,376	$156,565	$98,376

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. The Company also uses historical charge-off experience to determine a loss emergence period, which is defined as the time between when a receivable becomes uncollectable and when it is identified by the Company as an uncollectable account and charged-off. This loss emergence period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss emergence periods are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss emergence period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income.

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Balance at beginning of period	$213,834	$143,083	$226,979	$22,708
Provision for loan losses	63,928	77,109	189,527	229,785
Net charge-offs	(53,730)	(32,696)	(192,474)	(64,997)

Balance at end of period	$224,032	$187,496	$224,032	$187,496

NOTE 4 – SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Receivables securitized:
Sold				$2,507,906
Secured financing	$833,333		$3,155,860	2,032,287
Net proceeds from securitization:
Sold				2,495,353
Secured financing	750,000		2,865,000	1,837,591
Gain on sale of receivables				132,084
Servicing fees:
Sold	45,051	$75,134	152,060	235,974
Secured financing	33,405	10,494	85,448	19,135
Distributions from Trusts, net of swap payments:
Sold	170,209	33,484	248,278	144,602
Secured financing	57,726	48,385	133,388	75,481

As of March 31, 2004 and June 30, 2003, the Company was servicing $11,276.4 million and $13,133.2 million, respectively, of finance receivables that have been transferred to the Trusts.

NOTE 5 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	March 31, 2004	June 30, 2003
Interest-only receivables from Trusts	$145,205	$213,084
Investments in Trust receivables	576,855	760,528
Restricted cash – gain on sale Trusts	401,129	387,006

	$1,123,189	$1,360,618

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Balance at beginning of period	$1,268,806	$1,504,286	$1,360,618	$1,541,218
Initial deposits to credit enhancement assets				58,101
Non-cash gain on sale of receivables				124,831
Distributions from Trusts	(176,184)	(46,637)	(273,298)	(186,580)
Accretion of present value discount	18,786	32,400	42,748	106,563
Other-than-temporary impairment	(1,795)	(6,820)	(33,364)	(95,778)
Change in unrealized gain	13,728	(5,710)	26,216	(69,931)
Foreign currency translation adjustment	(152)	1,687	269	782

Balance at end of period	$1,123,189	$1,479,206	$1,123,189	$1,479,206

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”) and are referred to herein as the “FSA Program.” The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from a performing FSA Program securitization Trust may be used to fund increased minimum credit enhancement requirements with respect to FSA Program securitization Trusts in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

As of March 31, 2004, the Company had exceeded its targeted cumulative net loss triggers in six of the eleven remaining FSA Program securitization Trusts. Waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization Trusts otherwise distributable by the Trusts was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. In August 2003, September 2003, February 2004 and March 2004, the higher targeted credit enhancement levels were reached and maintained in the FSA Program securitization Trusts that had breached targeted cumulative net loss triggers at the end of each of the respective months. Accordingly, excess cash of $256.6 million was distributed to the Company from the FSA Program for those months. The increase in required credit enhancement levels caused by breach of cumulative net loss triggers on the six FSA Program Trusts resulted in an additional $101.5 million in restricted cash being held by these Trusts. The targeted cumulative net loss triggers are expected to be breached on additional FSA Program securitization Trusts during the three months ending June 30, 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to increase credit enhancement for other FSA Program transactions, delaying and reducing the amount to be released to the Company during the remainder of the fiscal year ending June 30, 2004.

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	March 31, 2004	June 30, 2003
Cumulative credit losses	13.1% - 15.0%	11.3% - 14.7%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 6 – WAREHOUSE CREDIT FACILITIES

Warehouse credit facilities consist of the following (in thousands):

	March 31, 2004	June 30, 2003
Commercial paper facilities	$267,486	$22,438
Medium term note facilities	500,000	1,250,000

	$767,486	$1,272,438

Further detail regarding terms and availability of the warehouse credit facilities as of March 31, 2004, is as follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2006 (a)(b)	$1,950,000	$267,486	$310,644	$3,052
Medium term notes:
February 2005 (a)(c)	500,000	500,000	523,489	42,493

	$2,450,000	$767,486	$834,133	$45,545

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $13.5 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheet.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of finance receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2004, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $9.2 million and $7.7 million as of March 31, 2004 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets.

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

NOTE 8 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $19.1 million and $17.2 million as of March 31, 2004 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets.

As of March 31, 2004, securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$1,071,959	$1,000,158
C2002-1 Canada (a) (b)	December 2006	137,000	5.5%	121,347	87,678
2003-A-M	November 2009	1,000,000	2.6%	747,443	654,578
2003-B-X	January 2010	825,000	2.3%	645,708	567,591
2003-C-F	May 2010	915,000	2.8%	815,196	715,420
2003-D-M	August 2010	1,200,000	2.3%	1,136,605	1,005,754
2004-A-F	February 2011	750,000	2.3%	794,897	730,187

		$6,527,000		$5,333,155	$4,761,366

(a)	Note balances do not include $22.8 million of asset-backed securities issued and retained by the Company.
(b)	The balance at March 31, 2004, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 9 – CONVERTIBLE SENIOR NOTES

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

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap agreements to convert the variable rate exposures on floating rate securities issued by its securitization Trusts to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company from its credit enhancement assets over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance.

For interest rate swap agreements designated as hedges, the Company formally documents all relationships between interest rate swap agreements and the underlying asset, liability or cash flows being hedged, as well as its risk management objective and strategy for undertaking the hedge transactions. At hedge inception and at least quarterly, the Company also formally assesses whether the interest rate swap agreements that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair value of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods. The Company uses regression analysis to assess hedge effectiveness on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At March 31, 2004, all of the Company’s interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. The Company uses the hypothetical derivative method to measure the amount of ineffectiveness of its cash flow hedges to be recorded in earnings. The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges is recorded in accumulated other comprehensive income as an unrealized gain or loss. The ineffective portion is recorded in interest expense on the Company’s consolidated statements of income. The Company discontinues hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as a hedge.

As of March 31, 2004 and June 30, 2003, the Company had interest rate swap agreements with underlying notional amounts of $1,711.0 million and $2,385.6 million, respectively. During the three months ended December 31, 2003, the Company dedesignated its interest rate swap agreements previously designated as cash flow hedges of the Company’s credit enhancement assets related to securitization transactions accounted for as sales. Interest rate swap agreements related to the Company’s securitization transactions accounted for as secured financings are designated as cash flow hedges as of March 31, 2004. Interest rate swap agreements designated as hedges had unrealized losses included in accumulated other comprehensive income of approximately $15.9 million and $27.2 million as of March 31, 2004 and June 30, 2003, respectively. The ineffectiveness related to the interest rate swap agreements was not material for the nine-month periods ended March 31, 2004 and 2003. The Company estimates approximately $13.9 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The fair value of the Company’s interest rate swap liabilities totaling $31.2 million and $64.8 million as of March 31, 2004 and June 30, 2003, respectively, are included in derivative financial instruments on the consolidated balance sheets.

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

The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $7.9 million and $11.5 million as of March 31, 2004 and June 30, 2003, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $7.8 million and $1.7 million as of March 31, 2004 and June 30, 2003, respectively, are included in derivative financial instruments on the consolidated balance sheets. Changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by the Company are recorded in interest expense on the Company’s consolidated statement of income. The intrinsic value of the interest rate cap agreements purchased by gain on sale Trusts is reflected in the valuation of the credit enhancement assets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2004 and June 30, 2003, these restricted cash accounts totaled $34.3 million and $57.8 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E tranches of the asset-backed securities issued in its 2000-1 and 2002-1 securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $13.6 million and $29.4 million at March 31, 2004 and June 30, 2003, respectively. The remaining subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheets to reflect estimates of future cash flows for settlement of the guarantees.

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of March 31, 2004, the carrying value of the senior notes and convertible senior notes were $334.6 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 16.

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

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers.

Additionally, a class action complaint, styled Lewis v. AmeriCredit Corp., was filed in fiscal 2003 against the Company and certain of its officers and directors alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. In Lewis, also pending in the United States District Court for the Northern District of Texas, Fort Worth Division, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

In April 2004, two rulings were issued by the United States District Court for the Northern District of Texas, Fort Worth Division, affecting the Pierce and Lewis lawsuits. On April 1, 2004, the Court, in response to motions to dismiss filed by the Company and the other defendants, ruled that the plaintiff’s complaint in the Pierce lawsuit was deficient and ordered the plaintiff to cure such deficiencies or the case would be dismissed. On April 27, 2004, the Court issued an order consolidating the Lewis case into the Pierce case. In connection with the order consolidating the Lewis and Pierce cases, the Court granted the plaintiffs until June 1, 2004 to file an amended, consolidated complaint.

The Company believes that the claims alleged in the Pierce lawsuit, including the claims consolidated into Pierce from Lewis, are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time. The Company does not expect this litigation to have a material impact on its financial position, operations or liquidity.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions. A special litigation committee of the Board of Directors has been created to investigate the claims in the derivative actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

NOTE 12 – RESTRUCTURING CHARGES

The Company recorded restructuring charges during the year ended June 30, 2003, related to the implementation of a revised operating plan. During the three months ended March 31, 2004, the Company also accrued $2.2 million of personnel-related costs related to the closing of its Jacksonville operations center. (See Note 15)

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the nine months ended March 31, 2004, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at beginning of period	$469	$8,310	$1,737	$10,516
Cash settlements	(445)	(3,427)	368	(3,504)
Non-cash settlements		11	(713)	(702)
Adjustments	2,176	731	42	2,949

Balance at end of period	$2,200	$5,625	$1,434	$9,259

NOTE 13 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income	$63,810	$18,900	$144,303	$38,264

Weighted average shares outstanding	157,153,633	155,492,651	156,739,014	131,268,991

Incremental shares resulting from assumed conversions:
Stock options	3,344,195	2,117	1,803,808	403,597
Warrants	636,943		360,275	4,932

	3,981,138	2,117	2,164,083	408,529

Weighted average shares and assumed incremental shares	161,134,771	155,494,768	158,903,097	131,677,520

Earnings per share:
Basic	$0.41	$0.12	$0.92	$0.29

Diluted	$0.40	$0.12	$0.91	$0.29

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

Options to purchase approximately 1.5 million and 11.1 million shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The Company’s convertible senior notes, which may be converted into 10.7 million shares of common stock if certain conditions are met, were not included in the computation of diluted earnings per share because the contingent conversion conditions have not been met.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2004	2003
Interest costs (none capitalized)	$172,621	$119,626
Income taxes	89,158	110,648

The Company received a tax refund of $70.0 million in July 2003.

In September 2002, the Company issued warrants to FSA in consideration for increases in specific delinquency trigger levels on securitizations insured by FSA prior to September 30, 2002. The Company recorded non-cash interest expense of $6.6 million related to this agreement.

During the nine months ended March 31, 2003, the Company entered into capital lease agreements for property and equipment of $13.0 million.

NOTE 15 – SUBSEQUENT EVENTS

Senior Notes

In April 2004, the Company redeemed all of its 9 7/8% Senior Notes due 2006 at 102.469% of par. The aggregate redemption price, including principal and interest, was approximately $178.0 million. The Company will record a $2.0 million loss related to the redemption of these notes during the three months ending June 30, 2004.

Facility Closing

On April 1, 2004, the Company announced the closing of its Jacksonville collections center in an effort to continue to align the size of its infrastructure with its operational needs. Severance expense for the closing of the collection center was recognized during the three months ended March 31, 2004. Charges for future facility costs related to the center will be recognized in the three months ending June 30, 2004. In addition, the Company decided to eliminate excess space and began marketing efforts to sub-lease some excess capacity at its Chandler, Arizona collections center and corporate headquarters. Aggregate charges relating to the Jacksonville, Chandler and corporate headquarters facilities of approximately $12 million will be recognized during the three months ending June 30, 2004.

Stock Repurchase Plan

On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

NOTE 16 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$509,690			$509,690
Finance receivables, net		262,829	$5,770,009		6,032,838
Interest-only receivables from Trusts			145,205		145,205
Investments in Trust receivables		8,077	568,778		576,855
Restricted cash – gain on sale Trusts		3,602	397,527		401,129
Restricted cash – securitization notes payable			429,954		429,954
Restricted cash – warehouse credit facilities			58,974		58,974
Property and equipment, net	$349	105,769	3		106,121
Other assets	8,787	255,696	42,602	$(6,845)	300,240
Due from affiliates	1,445,141		2,522,134	(3,967,275)
Investment in affiliates	1,053,871	4,090,413	194,311	(5,338,595)

Total assets	$2,508,148	$5,236,076	$10,129,497	$(9,312,715)	$8,561,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$767,486		$767,486
Securitization notes payable			4,810,451	$(49,085)	4,761,366
Senior notes	$334,607				334,607
Convertible senior notes	200,000				200,000
Other notes payable	22,224	$2,313			24,537
Funding payable		165,565	1,035		166,600
Accrued taxes and expenses	10,039	112,584	36,371	(6,845)	152,149
Derivative financial instruments		38,756	217		38,973
Due to affiliates		3,929,342		(3,929,342)
Deferred income taxes	(92,720)	(70,350)	244,360		81,290

Total liabilities	474,150	4,178,210	5,859,920	(3,985,272)	6,527,008

Shareholders’ equity:
Common stock	1,611	37,719	92,166	(129,885)	1,611
Additional paid-in capital	1,052,952	26,237	2,749,616	(2,775,853)	1,052,952
Accumulated other comprehensive income (loss)	26,392	(1,917)	39,185	(37,268)	26,392
Retained earnings	965,045	995,827	1,388,610	(2,384,437)	965,045

	2,046,000	1,057,866	4,269,577	(5,327,443)	2,046,000
Treasury stock	(12,002)				(12,002)

Total shareholders’ equity	2,033,998	1,057,866	4,269,577	(5,327,443)	2,033,998

Total liabilities and shareholders’ equity	$2,508,148	$5,236,076	$10,129,497	$(9,312,715)	$8,561,006

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2003

(in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$312,497	$4,424		$316,921
Finance receivables, net		193,402	4,803,214		4,996,616
Interest-only receivables from Trusts		956	212,128		213,084
Investments in Trust receivables		15,197	745,331		760,528
Restricted cash – gain on sale Trusts		3,550	383,456		387,006
Restricted cash – securitization notes payable			229,917		229,917
Restricted cash – warehouse credit facilities			764,832		764,832
Property and equipment, net	$349	123,359	5		123,713
Other assets	88,814	126,586	102,890	$(2,878)	315,412
Due from affiliates	1,320,732		3,570,652	(4,891,384)
Investment in affiliates	912,643	5,184,507	38,620	(6,135,770)

Total assets	$2,322,538	$5,960,054	$10,855,469	$(11,030,032)	$8,108,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,272,438		$1,272,438
Whole loan purchase facility			902,873		902,873
Securitization notes payable			3,303,567	$(22,197)	3,281,370
Senior notes	$378,432				378,432
Other notes payable	31,727	$2,872			34,599
Funding payable		24,319	1,243		25,562
Accrued taxes and expenses	10,035	129,266	26,010	(2,878)	162,433
Derivative financial instruments		66,419	112		66,531
Due to affiliates		4,891,384		(4,891,384)
Deferred income taxes	21,715	(62,660)	144,107		103,162

Total liabilities	441,909	5,051,600	5,650,350	(4,916,459)	6,227,400

Shareholders’ equity:
Common stock	1,603	37,719	92,166	(129,885)	1,603
Additional paid-in capital	1,064,641	26,237	3,862,238	(3,888,475)	1,064,641
Accumulated other comprehensive income (loss)	5,168	(11,188)	25,459	(14,271)	5,168
Retained earnings	820,742	855,686	1,225,256	(2,080,942)	820,742

	1,892,154	908,454	5,205,119	(6,113,573)	1,892,154
Treasury stock	(11,525)				(11,525)

Total shareholders’ equity	1,880,629	908,454	5,205,119	(6,113,573)	1,880,629

Total liabilities and shareholders’ equity	$2,322,538	$5,960,054	$10,855,469	$(11,030,032)	$8,108,029

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$52,655	$619,604		$672,259
Servicing income		156,567	29,812		186,379
Other income	$43,372	502,580	1,237,967	$(1,759,483)	24,436
Equity in income of affiliates	139,977	163,354		(303,331)

	183,349	875,156	1,887,383	(2,062,814)	883,074

Costs and expenses
Operating expenses	7,886	151,847	98,157		257,890
Provision for loan losses		(7,323)	196,850		189,527
Interest expense	28,537	601,882	1,329,960	(1,759,483)	200,896
Restructuring charges		2,949			2,949

	36,423	749,355	1,624,967	(1,759,483)	651,262

Income before income taxes	146,926	125,801	262,416	(303,331)	231,812

Income tax provision (benefit)	2,623	(14,176)	99,062		87,509

Net income	$144,303	$139,977	$163,354	$(303,331)	$144,303

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$56,009	$354,420		$410,429
Servicing income (loss)		248,624	(23,058)		225,566
Gain on sale of receivables		1,737	130,347		132,084
Other income	$40,199	597,898	1,356,443	$(1,978,677)	15,863
Equity in income of affiliates	41,976	221,253		(263,229)

	82,175	1,125,521	1,818,152	(2,241,906)	783,942

Costs and expenses
Operating expenses	7,483	274,165	18,868		300,516
Provision for loan losses		133,048	96,737		229,785
Interest expense	38,752	724,342	1,347,036	(1,978,677)	131,453
Restructuring charges		59,970			59,970

	46,235	1,191,525	1,462,641	(1,978,677)	721,724

Income (loss) before income taxes	35,940	(66,004)	355,511	(263,229)	62,218

Income tax (benefit) provision	(2,324)	(110,594)	136,872		23,954

Net income	$38,264	$44,590	$218,639	$(263,229)	$38,264

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$144,303	$139,977		$163,354		$(303,331)	$144,303
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,517	21,155		42,380			66,052
Provision for loan losses			(7,323)		196,850			189,527
Deferred income taxes		(112,667)	(11,898)		93,550			(31,015)
Accretion of present value discount			9,623		(77,306)			(67,683)
Impairment of credit enhancement assets			1,551		31,813			33,364
Other		(1,050)	4,724		1,438			5,112
Distributions from gain on sale Trusts, net of swap payments			(17,135)		265,413			248,278
Equity in income of affiliates		(139,977)	(163,354)				303,331
Changes in assets and liabilities:
Other assets		78,610	(136,273)		21,505			(36,158)
Accrued taxes and expenses		5,972	(25,509)		11,606			(7,931)

Net cash (used) provided by operating activities		(22,292)	(184,462)		750,603			543,849

Cash flows from investing activities:
Purchases of receivables			(2,654,814)		(2,956,632)		2,956,632	(2,654,814)
Principal collections and recoveries on receivables			(224,027)		1,791,295			1,567,268
Net proceeds from sale of receivables			2,956,632				(2,956,632)
Dividends		136	(25,919)				25,783
Purchases of property and equipment			(2,552)					(2,552)
Change in restricted cash – securitization notes payable					(199,510)			(199,510)
Change in restricted cash – warehouse credit facilities					705,858			705,858
Change in other assets			22,971		34,023			56,994
Net change in investment in affiliates		16,973	1,288,124		(1,313,247)		8,150

Net cash provided (used) by investing activities		17,109	1,360,415		(1,938,213)		33,933	(526,756)

Cash flows from financing activities:
Net change in warehouse credit facilities					(504,952)			(504,952)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes					2,865,000			2,865,000
Payments on securitization notes					(1,387,469)			(1,387,469)
Issuance of convertible senior notes		200,000						200,000
Retirement of senior notes		(41,502)						(41,502)
Debt issuance costs		(5,017)			(18,088)			(23,105)
Net change in notes payable		(9,513)	(627)					(10,140)
Sale of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Net proceeds from issuance of common stock		9,780			42,066		(42,066)	9,780
Net change in due (to) from affiliates		(124,516)	(977,949)		1,091,621		10,844

Net cash provided (used) by financing activities		2,183	(978,576)		1,183,178		(31,222)	175,563

Net (decrease) increase in cash and cash equivalents		(3,000)	197,377		(4,432)		2,711	192,656

Effect of Canadian exchange rate changes on cash and cash equivalents		3,000	(184)		8		(2,711)	113

Cash and cash equivalents at beginning of period			312,497		4,424			316,921

Cash and cash equivalents at end of period	$		$509,690	$		$		$509,690

AmeriCredit Corp

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$38,264	$44,590		$218,639		$(263,229)	$38,264
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,027	20,011		13,315			36,353
Provision for loan losses			133,048		96,737			229,785
Deferred income taxes		(82,279)	(115,483)		135,622			(62,140)
Accretion of present value discount			29,661		(115,031)			(85,370)
Impairment of credit enhancement assets					95,778			95,778
Non-cash gain on sale of receivables			160		(124,991)			(124,831)
Non-cash restructuring charges			38,546					38,546
Other		3,226	673		(39)			3,860
Distributions from gain on sale Trusts, net of swap payments			(36,551)		181,153			144,602
Initial deposits to credit enhancement assets					(58,101)			(58,101)
Equity in income of affiliates		(41,976)	(221,253)				263,229
Changes in assets and liabilities:
Other assets		1,256	17,944		(15,814)			3,386
Accrued taxes and expenses		(13,067)	(3,148)		8,601			(7,614)
Purchases of receivables held for sale			(647,647)		(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928		66,442			74,370
Net proceeds from sale of receivables			2,513,384		2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(91,549)	1,781,863		484,280			2,174,594

Cash flows from investing activities:
Purchases of receivables			(5,223,167)		(3,409,809)		3,409,809	(5,223,167)
Principal collections and recoveries on receivables			25,014		410,962			435,976
Net proceeds from sale of receivables			3,409,809				(3,409,809)
Purchases of property and equipment			(38,898)					(38,898)
Change in restricted cash – securitization notes payable					(124,666)			(124,666)
Change in restricted cash – warehouse credit facilities					(482,090)			(482,090)
Change in other assets			(42,061)		(19,456)			(61,517)
Net change in investment in affiliates		(6,150)	(3,112,261)		(31,157)		3,149,568

Net cash used by investing activities		(6,150)	(4,981,564)		(3,656,216)		3,149,568	(5,494,362)

Cash flows from financing activities:
Net change in warehouse credit facilities					511,886			511,886
Proceeds from whole loan purchase facility					875,000			875,000
Issuance of securitization notes					1,856,612		(19,021)	1,837,591
Payments on securitization notes					(171,720)			(171,720)
Senior note swap settlement		9,700						9,700
Retirement of senior notes		(39,631)						(39,631)
Debt issuance costs		(791)	(6,508)		(15,968)			(23,267)
Net change in notes payable		(13,500)	(506)					(14,006)
Net proceeds from issuance of common stock		479,748	4,940		3,124,397		(3,129,337)	479,748
Net change in due (to) from affiliates		(341,127)	3,348,966		(3,009,778)		1,939

Net cash provided by financing activities		94,399	3,346,892		3,170,429		(3,146,419)	3,465,301

Net (decrease) increase in cash and cash equivalents		(3,300)	147,191		(1,507)		3,149	145,533

Effect of Canadian exchange rate changes on cash and cash equivalents		3,300	136		(36)		(3,149)	251

Cash and cash equivalents at beginning of period			90,806		1,543			92,349

Cash and cash equivalents at end of period	$		$238,133	$		$		$238,133

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company periodically transfers receivables to securitization Trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” The Company retains an interest in the securitization transactions in the form of credit enhancement assets, including the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

The Company restructured its operations by implementing a revised operating plan in February 2003 in an effort to preserve and strengthen its capital and liquidity position in light of a changed economic environment. The Company’s business plan prior to this restructuring was designed to achieve a high rate of growth in loan origination volume. The increasing levels of loan originations were financed largely through the completion of securitization transactions. Excess cash flows from the Company’s securitizations are initially utilized to fund credit enhancement requirements and once such requirements are reached and maintained, excess cash is distributed to the Company. In addition, agreements with FSA require that if certain portfolio performance levels on FSA Program securitizations are breached, the credit enhancement requirements for those securitizations will be increased and funded through cash otherwise distributable to the Company from all of its other FSA Program securitizations. As the U.S. economy declined throughout 2001 and 2002, and unemployment rates rose, the default rate on the Company’s loan portfolio increased. In addition, the Company began to experience lower recovery rates on the sale of repossessed vehicles due to a decline in used car prices at auction, which was exacerbated by aggressive new car incentives offered by auto manufacturers. This increase in credit losses resulted in lower excess cash flows from the Company’s securitizations and by March 2003 resulted in a breach of cumulative net loss performance triggers on certain FSA Program securitizations. This caused a postponement of substantially all of the cash otherwise distributable to the Company from its FSA Program securitizations as this was used to fund increased credit enhancement requirements on FSA Program securitizations. Additionally, the increase in credit losses resulted in increases in credit enhancement requirements on new securitizations. Faced with constrained cash flows, the Company implemented a revised operating plan in February 2003.

The revised operating plan included a decrease in the Company’s targeted loan origination volume and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities. Targeted loan origination volume was reduced to approximately $750.0 million per quarter, as compared to actual origination volume of $1,887.0 million in the three months ended December 31, 2002 (the quarter prior to implementation of the plan), representing a targeted decrease of approximately 60% in origination volume per quarter. As a means of achieving reduced origination volume, the Company closed 141 of its 232 branch offices, or approximately 60% of its branch office network. Branch office closings effectively decreased overall loan originations to the new targeted level and reduced expenses to a level more commensurate with the new loan origination target. The revised operating plan did not affect the importance of branch offices to the Company’s origination model. That is, the Company did not change the branch office origination model; the structure was downsized in order to achieve volume decreases and expense reductions.

On April 23, 2003, the Board of Directors of the Company announced the reorganization of the Company’s executive management team in order to align management with the revised operating plan. Michael R. Barrington stepped down as President and Chief Executive Officer and Michael T. Miller stepped down as Chief Operating Officer. Clifton H. Morris, Jr., Chairman of the Board, assumed the Chief Executive Officer position. Daniel E. Berce was promoted from Chief Financial Officer to President. Preston A. Miller was promoted to Chief Financial Officer and Mark Floyd was promoted to Chief Operating Officer.

The stated objectives of the plan have been substantially met and the impact of the revised operating plan has been reflected in the Company’s financial condition and results of operations since announcement of the plan.

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

Gain on sale of receivables

The Company periodically transfers receivables to Trusts that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, the Company recognized a gain on the sale of receivables to the Trusts, which represented the difference between the sale proceeds to the Company, net of transaction costs, and the Company’s net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by the Company over the life of the securitization. The Company has made assumptions in order to determine the present value of the estimated future excess cash flows to be generated by the pool of receivables sold. The most significant assumptions made are the cumulative credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which the estimated future excess cash flows are discounted.

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and changes in the accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% change in expected cumulative net credit losses or the discount rate will impact the fair values of the Company’s credit enhancement assets as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$44,361	$89,099
Discount rate	14,910	29,548

The adverse changes to the key assumptions and estimates are hypothetical. The change in fair value based on the above variations in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on fair value is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another, which might magnify or counteract the sensitivities. Furthermore, due to potential changes in current economic conditions, the estimated fair values as disclosed should not be considered indicative of the future performance of these assets. The sensitivities do not reflect actions management might take to offset the impact of any adverse change.

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. The Company also uses historical charge-off experience to determine a loss emergence period, which is defined as the time between when a receivable becomes uncollectable and when it is identified by the Company as an uncollectable account and charged-off. This loss emergence period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss emergence periods are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss emergence period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative credit losses over the loss emergence period would have increased the allowance for loan losses by $38.1 million and $76.1 million, respectively, through an additional provision for loan losses on the consolidated statements of income. As of March 31, 2004, the Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates, which would result in an additional charge to income, through higher provision.

Stock-based employee compensation

Effective July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) prospectively for all awards granted or modified subsequent to June 30, 2003. The fair value of each option granted or modified was estimated using an option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31, 2004	Nine Months Ended March 31, 2004
Expected dividends	0	0
Expected volatility	102.4%	104.2%
Risk-free interest rate	1.23%	1.66%
Expected life	0.7 year	1.8 years

These assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions would produce a different fair value for the options granted or modified and would impact the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three and nine months ended March 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 as compared to Three Months Ended March 31, 2003

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$5,972,437	$3,998,081
Loans purchased	953,806	1,317,646
Liquidations and other	(512,808)	(286,996)

Balance at end of period	$6,413,435	$5,028,731

Average finance receivables	$6,103,563	$4,651,309

The decrease in loans purchased resulted from a reduction in the number of the Company’s branch offices and a tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 89 auto lending branch offices during the period ended March 31, 2004. During the three months ended March 31, 2003, the Company operated as many as 232 branch offices. As of March 31, 2003, the Company operated 91 branch offices. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $16,062 for the three months ended March 31, 2004, compared to $17,011 for the three months ended March 31, 2003. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2004, was 16.4%, compared to 16.2% during the three months ended March 31, 2003.

Finance charge income increased by 27% to $235.5 million for the three months ended March 31, 2004, from $185.9 million for the three months ended March 31, 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables decreased to 15.5% for the three months ended March 31, 2004, from 16.2% for the three months ended March 31, 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The effective yield decreased due to a decrease in average annual percentage rates for finance receivables outstanding during the period.

Servicing income consists of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Servicing fees	$45,051	$75,134
Other-than-temporary impairment	(1,795)	(6,820)
Accretion	26,172	35,408

	$69,428	$103,722

Average gain on sale receivables	$6,543,472	$11,551,091

Servicing fees are earned from servicing finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.8% and 2.6%, annualized, of average gain on sale receivables for the three months ended March 31, 2004 and 2003, respectively.

Other-than-temporary impairment of $1.8 million for the three months ended March 31, 2004, resulted from higher than forecasted default rates in certain Trusts. Other-than-temporary impairment of $6.8 million for the three months ended March 31, 2003, resulted from increased default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions would continue for the foreseeable future.

Accretion represents accretion of present value discount on credit enhancement assets and unrealized gains on credit enhancement assets. The Company recognized accretion of $26.2 million, or 1.6%, on an annualized basis, of average gain on sale receivables, during the three months ended March 31, 2004. Accretion of $35.4 million, or 1.2%, on an annualized basis, of average gain on sale receivables, was recognized during the three months ended March 31, 2003. The increase in accretion as an annualized percentage of average gain on sale receivables resulted from fewer securitization transactions incurring other-than-temporary impairments during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, as the Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Other income was $8.4 million for the three months ended March 31, 2004, compared to $5.2 million for the three months ended March 31, 2003. The increase in other income is primarily due to an increase in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses increased to $88.6 million for the three months ended March 31, 2004, from $82.3 million for the three months ended March 31, 2003. Operating expenses increased primarily as a result of higher staffing levels and higher incentive compensation resulting from achievement of performance targets during the three months ended March 31, 2004.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses decreased to $63.9 million for the three months ended March 31, 2004, from $77.1 million for the three months ended March 31, 2003. As an annualized percentage of average finance receivables, the provision for loan losses was 4.2% and 6.7% for the three months ended March 31, 2004 and 2003, respectively. The provision for loan losses recorded for the three months ended March 31, 2004 and 2003, reflected inherent losses on receivables originated during the respective quarter and changes in the amount of inherent losses on receivables originated prior to that quarter. The provision for loan losses as a percentage of average finance receivables was lower for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, due to the decrease in origination volume during the three months ended March 31, 2004, better than forecasted credit performance on receivables originated prior to such quarter and lower inherent losses on receivables originated during the three months ended March 31, 2004.

Interest expense increased to $55.9 million for the three months ended March 31, 2004, from $51.6 million for the three months ended March 31, 2003. Average debt outstanding was $5,736.0 million and $4,575.0 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt decreased to 3.9% from 4.6% as a result of lower short-term interest rates. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% and 38.5% for the three months ended March 31, 2004 and 2003, respectively. The decrease resulted from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Unrealized gains (losses) on credit enhancement assets	$10,969	$(9,661)
Unrealized losses on cash flow hedges	(4,908)	(2,195)
Canadian currency translation adjustment	(965)	6,421
Income tax (provision) benefit	(2,288)	4,565

	$2,808	$(870)

Credit Enhancement Assets

Unrealized gains (losses) on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Unrealized gains (losses) related to changes in credit loss assumptions	$19,027	$(2,867)
Unrealized losses related to changes in interest rates	(5,009)	(2,843)
Reclassification of unrealized gains into earnings through accretion	(3,049)	(3,951)

	$10,969	$(9,661)

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized, or, in the case of unrealized losses considered to be other-than-temporary, as a charge to income. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.1% to 15.0% as of

March 31, 2004, from a range of 13.2% to 14.9% as of December 31, 2003. On a Trust by Trust basis, certain Trusts experienced worse than expected credit performance for the three months ended March 31, 2004, and increased cumulative credit loss assumptions. Certain other Trusts experienced better than expected credit performance for the three months ended March 31, 2004, resulting in decreased cumulative credit loss assumptions resulting in unrealized gains of $19.0 million for those securitization Trusts. Unrealized losses of $2.9 million for the three months ended March 31, 2003, resulted from an increase in the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 10.9% to 13.9% as of March 31, 2003, from a range of 10.7% to 13.6% as of December 31, 2002.

Unrealized losses related to changes in interest rates of $5.0 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively, resulted primarily from a decrease in estimated future cash flows from Trusts due to lower interest income earned on the investment of restricted cash and Trust collection accounts.

Net unrealized gains of $3.0 million and $4.0 million were reclassified into earnings through accretion during the three months ended March 31, 2004 and 2003, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during the three months ended March 31, 2003, are net unrealized gains of $0.7 million related to fluctuations in interest rates during the respective periods which are offset by changes in the cash flow hedges described below. The reclassification of net unrealized gains into earnings related to fluctuations in interest rates during the three months ended March 31, 2004, were not offset by changes in cash flow hedges as all cash flow hedges of the Company’s credit enhancement assets were dedesignated during the three months ended December 31, 2003.

Cash Flow Hedges

Unrealized losses on cash flow hedges of $4.9 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively, were due primarily to the change in fair value of interest rate swap agreements designated as cash flow hedges caused by changes in forward interest rate expectations. For the three months ended March 31, 2003, unrealized gains or losses on cash flow hedges of the Company’s credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable affect earnings. Net unrealized losses reclassified into earnings were $5.2 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment loss of $1.0 million and gain of $6.4 million for the three months ended March 31, 2004 and 2003, respectively, were included in other comprehensive income (loss). The translation adjustment loss is due to the decrease in the value of the Company’s Canadian dollar denominated assets related to the increase in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2004. The translation adjustment gain is due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2003. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Finance charge income	$235,473	$185,857
Other income	8,444	5,230
Interest expense	(55,865)	(51,550)

Net margin	$188,052	$139,537

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Finance receivables	$6,103,563	$4,651,309
Gain on sale receivables	6,543,472	11,551,091

Average managed receivables	$12,647,035	$16,202,400

Average managed receivables outstanding decreased by 22% since collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume since implementation of the revised operating plan in February 2003.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Finance charge income	$529,834	$670,899
Other income	18,460	17,483
Interest expense	(136,294)	(189,069)

Net margin	$412,000	$499,313

Net margin as a percentage of average managed finance receivables is as follows:

	Three Months Ended March 31,
	2004	2003
Finance charge income	16.8%	16.8%
Other income	0.6	0.4
Interest expense	(4.3)	(4.7)

Net margin as a percentage of average managed finance receivables	13.1%	12.5%

Net margin as a percentage of average managed finance receivables increased for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily as a result of lower cost of funds on secured financings completed in the nine months ended March 31, 2004.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Three Months Ended March 31,
	2004	2003
Finance charge income per consolidated statements of income	$235,473	$185,857
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	294,361	485,042

Managed basis finance charge income	$529,834	$670,899

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Three Months Ended March 31,
	2004	2003
Other income per consolidated statements of income	$8,444	$5,230
Adjustments to reflect investment income earned on cash in gain on sale Trusts	1,979	2,221
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	8,037	10,032

Managed basis other income	$18,460	$17,483

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Three Months Ended March 31,
	2004	2003
Interest expense per consolidated statements of income	$55,865	$51,550
Adjustments to reflect interest expense incurred by gain on sale Trusts	80,429	137,519

Managed basis interest expense	$136,294	$189,069

Nine Months Ended March 31, 2004 as compared to Nine Months Ended March 31, 2003

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
Balance at beginning of period	$5,326,314	$2,261,718
Loans purchased	2,398,923	5,623,733
Loans sold to gain on sale Trusts		(2,507,906)
Liquidations and other	(1,311,802)	(348,814)

Balance at end of period	$6,413,435	$5,028,731

Average finance receivables	$5,819,220	$3,237,909

The decrease in loans purchased resulted from a reduction in the number of the Company’s branch offices and a tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 89 auto lending branch offices during the period ended March 31, 2004. During the nine months ended March 31, 2003, the Company operated as many as 251 branch offices. As of March 31, 2003, the Company operated 91 branch offices. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age or seasoning of the portfolio.

The average new loan size was $16,528 for the nine months ended March 31, 2004, compared to $16,791 for the nine months ended March 31, 2003. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2004, was 16.1%, compared to 16.8% during the nine months ended March 31, 2003. The Company’s tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003 resulted in a lower average annual percentage rate.

Finance charge income increased by 64% to $672.3 million for the nine months ended March 31, 2004, from $410.4 million for the nine months ended March 31, 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables decreased to 15.4% for the nine months ended March 31, 2004, from 16.9% for the nine months ended March 31, 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The effective yield decreased due to a decrease in average annual percentage rates for finance receivables outstanding during the period.

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Therefore, no gain on sale was recorded for finance receivables securitized for the nine months ended March 31, 2004. The gain on sale of receivables was $132.1 million, or 5.3% of receivables securitized, for the nine months ended March 31, 2003.

Servicing income consists of the following (in thousands):

	Nine Months Ended March 31,
	2004	2003
Servicing fees	$152,060	$235,974
Other-than-temporary impairment	(33,364)	(95,778)
Accretion	67,683	85,370

	$186,379	$225,566

Average gain on sale receivables	$7,708,668	$12,614,872

Servicing fees are earned from servicing finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.6% and 2.5%, annualized, of average gain on sale receivables for the nine months ended March 31, 2004 and 2003, respectively.

Other-than-temporary impairment of $33.4 million for the nine months ended March 31, 2004, resulted from higher than forecasted cumulative default rates in certain Trusts. Other-than-temporary impairment of $95.8 million for the nine months ended March 31, 2003, resulted from increased cumulative default rates caused by the continued weakness in the economy, lower than expected recovery proceeds caused by depressed used car values and the expectation that current economic conditions will continue for the foreseeable future, as well as the expected delay in cash distributions from FSA Program securitizations which reduces the present value of such cash distributions.

Accretion represents accretion of present value discount on credit enhancement assets and unrealized gains on credit enhancement assets. The Company recognized accretion of $67.7 million, or 1.2%, on an annualized basis, of average gain on sale receivables, during the nine months ended March 31, 2004. Accretion of $85.4 million, or 0.9%, on an annualized basis, of average gain on sale receivables, was recognized during the nine months ended March 31, 2003. The increase in accretion as an annualized percentage of average gain on sale receivables resulted from fewer securitization transactions incurring other-than-temporary impairments during the nine months ended March 31, 2004, as compared to the nine months ended March 31, 2003, as the Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Other income was $24.4 million for the nine months ended March 31, 2004, compared to $15.9 million for the nine months ended March 31, 2003. The increase in other income is primarily due to an increase in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses decreased to $257.9 million for the nine months ended March 31, 2004, from $300.5 million for the nine months ended March 31, 2003. Operating expenses declined primarily as a result of a reduction in workforce in November 2002 and implementation of the revised operating plan, which included an additional reduction in workforce, in February 2003.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses decreased to $189.5 million for the nine months ended March 31, 2004, from $229.8 million for the nine months ended March 31, 2003. As an annualized percentage of average finance receivables, the provision for loan losses was 4.3% and 9.5% for the nine months ended March 31, 2004 and 2003, respectively. The provision for loan losses recorded for the nine months ended March 31, 2004, reflected inherent losses on receivables originated during the period and changes in the amount of inherent losses on receivables originated prior to July 1, 2003. The provision for loan losses as a percentage of average finance receivables was higher for the nine months ended March 31, 2003, due to the Company’s transition to structuring securitization transactions as secured financings. The provision for loan losses recorded for the nine months ended March 31, 2003, reflected inherent losses on receivables originated in the period as well as on finance receivable balances as of September 30, 2002.

Interest expense increased to $200.9 million for the nine months ended March 31, 2004, from $131.5 million for the nine months ended March 31, 2003.

Average debt outstanding was $5,784.7 million and $3,612.3 million for the nine months ended March 31, 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt decreased to 4.6% from 4.8% as a result of lower short-term interest rates which was offset by the recognition of deferred debt issuance costs related to the repayment of the whole loan purchase facility in September 2003. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% and 38.5% for the nine months ended March 31, 2004 and 2003, respectively. The decrease resulted from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Nine Months Ended March 31,
	2004	2003
Unrealized gains (losses) on credit enhancement assets	$18,113	$(104,185)
Unrealized gains on cash flow hedges	11,343	19,736
Canadian currency translation adjustment	3,000	3,300
Income tax (provision) benefit	(11,232)	32,513

	$21,224	$(48,636)

Credit Enhancement Assets

Unrealized gains (losses) on credit enhancement assets consisted of the following (in thousands):

	Nine Months Ended March 31,
	2004	2003
Unrealized gains at time of sale		$11,091
Unrealized gains (losses) related to changes in credit loss assumptions	$26,437	(78,824)
Unrealized losses related to changes in interest rates	(1,684)	(2,197)
Reclassification of unrealized gains into earnings through accretion	(6,640)	(34,255)

	$18,113	$(104,185)

The unrealized gains at time of sale represent the excess of the fair value of credit enhancement assets over the Company’s allocated carrying value related to such interests when receivables are sold. No unrealized gain at time of sale was recorded for the nine months ended March 31, 2004, since securitization transactions entered into subsequent to September 30, 2002, were structured as secured financings.

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized, or, in the case of unrealized losses considered to be other-than-temporary, as a charge to income. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.1% to 15.0% as of March 31, 2004, from a range of 11.3% to 14.7% as of June 30, 2003. On a Trust by Trust basis, certain Trusts experienced worse than expected credit performance for the nine months ended March 31, 2004, and increased cumulative credit loss assumptions. Certain other Trusts experienced better than expected credit performance for the nine months ended March 31, 2004, resulting in decreased cumulative credit loss assumptions resulting in unrealized gains of $26.4 million for those securitization Trusts. Unrealized losses of $78.8 million for the nine months ended March 31, 2003, resulted from an increase in the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 10.9% to 13.9% as of March 31, 2003, from a range of 10.4% to 12.7% as of June 30, 2002, and the expected delay in cash distributions from FSA Program securitizations.

Unrealized losses related to changes in interest rates of $1.7 million and $2.2 million for the nine months ended March 31, 2004 and 2003, respectively, resulted primarily from a decrease in estimated future cash flows from Trusts due to lower interest income earned on the investment of restricted cash and Trust collection accounts.

Net unrealized gains of $6.6 million and $34.3 million were reclassified into earnings through accretion during the nine months ended March 31, 2004 and 2003, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during the nine months ended March 31, 2004 and 2003, are net unrealized gains of $0.1 million and $13.0 million, respectively, related to fluctuations in interest rates during the respective periods which are offset by changes in the cash flow hedges described below.

Cash Flow Hedges

The Company had unrealized gains on cash flow hedges of $11.3 million and $19.7 million for the nine months ended March 31, 2004 and 2003, respectively. The unrealized gains for the nine months ended March 31, 2004, were due primarily to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by declining notional balances. Unrealized gains for the nine months ended March 31, 2003, were due primarily to the change in fair value of interest rate swap agreements designated as cash flow hedges caused by an increase in forward interest rate expectations. Unrealized gains or losses on cash flow hedges of the Company’s credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable affect earnings. Net unrealized losses reclassified into earnings were $10.9 million and $62.0 million for the nine months ended March 31, 2004 and 2003, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $3.0 million and $3.3 million for the nine months ended March 31, 2004 and 2003, respectively, were included in other comprehensive income (loss). The translation adjustment gains are due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2004 and 2003. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
Finance charge income	$672,259	$410,429
Other income	24,436	15,863
Interest expense	(200,896)	(131,453)

Net margin	$495,799	$294,839

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
Finance receivables	$5,819,220	$3,237,909
Gain on sale receivables	7,708,668	12,614,872

Average managed receivables	$13,527,888	$15,852,781

Average managed receivables outstanding decreased by 15% since collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume since implementation of the revised operating plan in February 2003.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
Finance charge income	$1,683,940	$2,029,063
Other income	52,427	50,563
Interest expense	(484,625)	(586,070)

Net margin	$1,251,742	$1,493,556

Net margin as a percentage of average managed finance receivables is as follows:

	Nine Months Ended March 31,
	2004	2003
Finance charge income	16.6%	17.1%
Other income	0.5	0.4
Interest expense	(4.8)	(4.9)

Net margin as a percentage of average managed finance receivables	12.3%	12.6%

Net margin as a percentage of average managed finance receivables decreased for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, primarily as a result of lower average annual percentage rates on the Company’s new loan purchases. Additionally, although decreasing short-term market interest rates have lowered the Company’s cost of funds, this decrease was offset by the expensing of debt issuance costs related to the termination of the whole loan purchase facility.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Nine Months Ended March 31,
	2004	2003
Finance charge income per consolidated statements of income	$672,259	$410,429
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	1,011,681	1,618,634

Managed basis finance charge income	$1,683,940	$2,029,063

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Nine Months Ended March 31,
	2004	2003
Other income per consolidated statements of income	$24,436	$15,863
Adjustments to reflect investment income earned on cash in gain on sale Trusts	5,883	8,559
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	22,108	26,141

Managed basis other income	$52,427	$50,563

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Nine Months Ended March 31,
	2004	2003
Interest expense per consolidated statements of income	$200,896	$131,453
Adjustments to reflect interest expense incurred by gain on sale Trusts	283,729	454,617

Managed basis interest expense	$484,625	$586,070

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

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2004
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$6,413,435	$5,943,195	$12,356,630

Nonaccretable acquisition fees	(156,565)
Allowance for loan losses	(224,032)

Receivables, net	$6,032,838

Number of outstanding contracts	487,128	548,753	1,035,881

Average principal amount of outstanding contract (in dollars)	$13,166	$10,830	$11,929

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.9%

	June 30, 2003
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$5,326,314	$9,562,464	$14,888,778

Nonaccretable acquisition fees	(102,719)
Allowance for loan losses	(226,979)

Receivables, net	$4,996,616

Number of outstanding contracts	351,359	808,980	1,160,339

Average principal amount of outstanding contract (in dollars)	$15,159	$11,820	$12,831

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of finance receivables decreased from 6.2% as of June 30, 2003, to 5.9% as of March 31, 2004, due to the change in the Company’s repossession charge-off policy and a decrease in the Company’s expectations of the amount of probable credit losses inherent in the portfolio. The allowance for loan losses and nonaccretable acquisition fees increased to $380.6 million at March 31, 2004, from $329.7 million at June 30, 2003. The increase in allowance for loan losses and nonaccretable acquisition fees resulted from increased finance receivables outstanding offset by improved credit performance on loans originated since implementation of the revised operating plan in February 2003.

The following is a summary of managed finance receivables which are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2004
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$235,448	3.7%	$440,751	7.4%	$676,199	5.5%
Greater than 60 days	87,720	1.3	160,897	2.7	248,617	2.0

	323,168	5.0	601,648	10.1	924,816	7.5
In repossession	17,680	0.3	31,584	0.6	49,264	0.4

	$340,848	5.3%	$633,232	10.7%	$974,080	7.9%

	March 31, 2003
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$190,969	3.8%	$957,461	8.9%	$1,148,430	7.3%
Greater than 60 days	68,899	1.4	357,180	3.3	426,079	2.7

	259,868	5.2	1,314,641	12.2	1,574,509	10.0
In repossession	31,287	0.6	196,556	1.8	227,843	1.4

	$291,155	5.8%	$1,511,197	14.0%	$1,802,352	11.4%

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

Total managed finance receivables 31-60 days and greater than 60 days delinquent were lower as of March 31, 2004, compared to March 31, 2003, due to the Company’s implementation of more aggressive repossession and liquidation strategies on late-stage delinquent accounts in early calendar 2003 as well as improved credit performance on loans originated since implementation of the revised operating plan in February 2003. The decline in the level of accounts in repossession is due to the Company’s change in its repossession charge-off policy to charge off accounts when the automobile is repossessed and available for disposition rather than when it is repossessed and disposed of.

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to the relative lower overall seasoning of such finance receivables as well as improved credit performance on loans originated since implementation of the revised operating plan in February 2003.

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

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Finance receivables	2.0%	0.4%	1.9%	0.2%
Gain on sale receivables	4.3	6.9	4.7	6.1

	6.3%	7.3%	6.6%	6.3%

The percentage of contracts receiving a payment deferral decreased during the three months ended March 31, 2004, compared to the three months ended March 31, 2003, due to the decline in delinquent receivables. The percentage of contracts receiving a payment deferral increased during the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, due to the Company providing deferments to an increased number of consumers who were temporarily unable to make monthly payments as originally contracted due to weak economic conditions during the six months ended December 31, 2003.

The following is a summary of deferrals as a percentage of managed receivables outstanding:

	March 31, 2004
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	87.3%	51.3%	70.0%
Deferred:
1-2 times	12.1	42.3	26.7
3-4 times	0.5	6.2	3.2
Greater than 4 times	0.1	0.2	0.1

Total deferred	12.7	48.7	30.0

Total	100.0%	100.0%	100.0%

	June 30, 2003
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	94.9%	62.9%	74.7%
Deferred:
1-2 times	4.7	34.4	23.5
3-4 times	0.4	2.6	1.7
Greater than 4 times	0.0	0.1	0.1

Total deferred	5.1	37.1	25.3

Total	100.0%	100.0%	100.0%

The Company evaluates the results of its deferment strategies based upon the amount of cash installments that are collected on accounts that have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. The Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Finance receivables:
Repossession charge-offs	$111,516	$41,519	$300,776	$82,658
Less: Recoveries	(52,387)	(17,991)	(139,520)	(36,601)
Mandatory charge-offs (a)	4,127	9,168	41,827	18,940

Net charge-offs	$63,256	$32,696	$203,083	$64,997

Gain on sale:
Repossession charge-offs	$236,243	$363,437	$807,051	$876,672
Less: Recoveries	(93,038)	(144,279)	(312,103)	(366,511)
Mandatory charge-offs (a)	785	50,310	95,349	168,889

Net charge-offs	$143,990	$269,468	$590,297	$679,050

Total managed:
Repossession charge-offs	$347,759	$404,956	$1,107,827	$959,330
Less: Recoveries	(145,425)	(162,270)	(451,623)	(403,112)
Mandatory charge-offs (a)	4,912	59,478	137,176	187,829

Net charge-offs	$207,246	$302,164	$793,380	$744,047

Net charge-offs as an annualized percentage of average managed receivables outstanding	6.6%	7.6%	7.8%	6.3%

Net recoveries as a percentage of gross repossession charge-offs	41.8%	40.1%	40.8%	42.0%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for the nine months ended March 31, 2004, as compared to the nine months ended March 31, 2003, resulted primarily from the Company’s change in repossession charge-off policy during the quarter ended December 31, 2003, and continued weakness in the economy, including higher unemployment rates, as well as lower net recoveries on repossessed vehicles. In implementing this new repossession charge-off policy, the Company incurred additional charge-offs of $44.2 million related to the acceleration of charge-off timing for certain accounts already repossessed. Recoveries as a percentage of repossession charge-offs decreased for the nine months ended March 31, 2004, as compared to the nine months ended March 31, 2003, due to the weak used car auction market during the period. In addition, the Company implemented a more aggressive strategy for repossessing and liquidating late-stage delinquent accounts in early calendar 2003 resulting in a higher level of charge-offs in the periods ended March 31, 2004, as compared to the periods ended March 31, 2003. The decrease in net charge-offs for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, resulted primarily from a stronger used car auction market and improved credit performance in loans originated since February 2003.

Changes in deferment levels do not have a direct impact on the ultimate amounts of finance receivables charged off by the Company. However, timing of charge-offs may be affected if deferred accounts are subsequently charged-off. Increased use of deferrals may result in a lengthening of the loss emergence period, which would increase expectations of losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, issuance of senior notes, convertible senior notes and equity, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of the whole loan purchase facility and securitization notes payable and funding credit enhancement requirements for securitization transactions.

The Company used cash of $2,654.8 million and $5,870.8 million for the purchase of finance receivables during the nine months ended March 31, 2004 and 2003, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of finance receivables or the long-term financing of finance receivables in securitization transactions.

Warehouse Credit Facilities

As of March 31, 2004, warehouse credit facilities consisted of the following (in millions):

Maturity	Facility Amount	Advances Outstanding
February 2005 (a)(b)	$500.0	$500.0
November 2006 (a)(c)	1,950.0	267.5

	$2,450.0	$767.5

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.

In October 2003, the Company exercised its right to cancel its medium term note facility that was scheduled to mature in June 2004.

In November 2003, the Company renewed and extended the terms of its $1,950.0 million warehouse credit facility. Accordingly, $150.0 million of this warehouse credit facility will mature in November 2004 and the remaining $1,800.0 million will mature in November 2006. Additionally, the Company amended certain covenants provided under this facility and the medium term note facility, including an increase in the maximum annualized portfolio cumulative net loss ratio.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2004, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

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

Securitizations

The Company has completed 42 auto receivable securitization transactions through March 31, 2004. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(d) is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at March 31, 2004
Gain on sale:
2000-B	May 2000	$1,200.0	$142.7
2000-C	August 2000	1,100.0	161.6
2000-1	November 2000	495.0	67.8
2000-D	November 2000	600.0	113.0
2001-A	February 2001	1,400.0	291.9
2001-1	April 2001	1,089.0	218.8
2001-B	July 2001	1,850.0	527.7
2001-C	September 2001	1,600.0	512.5
2001-D	October 2001	1,800.0	611.5
2002-A	February 2002	1,600.0	628.8
2002-1	April 2002	990.0	378.8
2002-A Canada (b)	May 2002	145.0	136.6
2002-B	June 2002	1,200.0	541.5
2002-C	August 2002	1,300.0	622.2
2002-D	September 2002	600.0	304.1

Total gain on sale transactions		16,969.0	5,259.5

Secured financing:
2002-E-M	October 2002	1,700.0	1,000.2
C2002-1 Canada (b)(c)	November 2002	137.0	87.6
2003-A-M	April 2003	1,000.0	654.6
2003-B-X	May 2003	825.0	567.6
2003-C-F	September 2003	915.0	715.4
2003-D-M	October 2003	1,200.0	1,005.8
2004-A-F	February 2004	750.0	730.2

Total secured financing transactions		6,527.0	4,761.4

Total active securitizations		$23,496.0	$10,020.9

(a)	Transactions originally totaling $9,045.5 million have been paid off as of March 31, 2004.
(b)	The balance at March 31, 2004, reflects fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $22.8 million of asset-backed securities issued and retained by the Company.
(d)	On April 14, 2004, the Company closed its $900.0 million 2004-B-M securitization transaction.

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

The initial cash deposit and overcollateralization transfer as well as the targeted levels of credit enhancement required in the Company’s securitization transactions completed since January 1, 2003, were higher than the levels required in the Company’s prior securitization transactions. Initial cash deposit and overcollateralization levels were raised to approximately 10.5% from 7% of the original receivable pool balance and target credit enhancement levels now must reach approximately 18% compared to the previous requirement of 12% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company expects to begin to receive cash distributions approximately 5 to 8 months after receivables are securitized. The Company believes that additional securitizations completed in calendar 2004 will require initial cash and overcollateralization levels and target credit enhancement levels similar to securitization transactions completed in 2003.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2004	2003
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash		$50.2
Overcollateralization		7.9
Secured financing Trusts:
Restricted cash	$63.1	59.2
Overcollateralization	290.9	176.4
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	248.3	144.6
Secured financing Trusts	133.4	75.5

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from a performing FSA Program securitization Trust may be used to fund increased minimum credit enhancement requirements with respect to FSA Program securitization Trusts in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

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

As of March 31, 2004, the Company had exceeded its targeted cumulative net loss triggers in six of the eleven remaining FSA Program securitization Trusts. Waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization Trusts otherwise distributable by the Trusts was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. In August 2003, September 2003, February 2004 and March 2004, the higher targeted credit enhancement levels were reached and maintained in the FSA Program securitization Trusts that had breached targeted cumulative net loss triggers at the end of each of the respective months. Accordingly, excess cash of $256.6 million was distributed to the Company from the FSA Program for those months. The increase in required credit enhancement levels caused by breach of cumulative net loss triggers on the six FSA Program Trusts resulted in an additional $101.5 million in restricted cash being held by these Trusts. The targeted net loss triggers are expected to be breached on additional FSA Program securitization Trusts during the three months ending June 30, 2004. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable by the Trusts on FSA Program securitization transactions will be used to fund increased credit enhancement for other FSA Program transactions, delaying and reducing the amount to be released to the Company during the remainder of the fiscal year ending June 30, 2004.

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

Operating Plan

In February 2003, the Company implemented a revised operating plan in an effort to preserve and strengthen its capital and liquidity position. The plan included a decrease in targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing the Canadian lending activities. During the nine months ended March 31, 2004, the Company increased its cash balances by $192.8 million largely due to the origination volume and cost reductions made under the revised operating plan as well as the net issuance and retirement of convertible senior notes and senior notes of $131.4 million. The stated objectives of the revised operating plan have been substantially met and the Company intends to expand its business in calendar 2004.

The Company believes that it has sufficient liquidity to achieve its expansion strategies in calendar 2004. As of March 31, 2004, the Company had unrestricted cash balances of $509.7 million. Assuming that origination volume averages $1.0 billion per quarter in calendar 2004 and the initial credit enhancement requirement for the Company’s securitization transactions remains at 10.5%, the Company would require $420.0 million to fund initial credit enhancement in calendar 2004. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits over this same twelve month period. The Company will require the execution of additional securitization or whole loan purchase transactions in calendar 2004. There can be no assurance that funding will be available to the Company through the execution of securitization or whole loan purchase transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization or whole loan purchase transactions on a regular basis, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on floating rate securities issued by its securitization Trusts to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company from its credit enhancement assets over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary may purchase an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings and the fair value of the interest rap agreements sold by the Company are included in other assets and derivative financial instruments, respectively, on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 clarified that credit related discounts only apply when there is a deterioration in credit quality between the time the loan is originated and when it is acquired. The Company’s loans are acquired shortly after origination and there is no credit deterioration during the time between origination of loans and purchase of loans by the Company. Accordingly, once SOP 03-3 is adopted, the Company’s dealer acquisition fees, currently classified as nonaccretable acquisition fees, will no longer be considered credit-related and will be accreted into earnings as an adjustment to yield over the life of the loans in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged but restatement of previously issued financial statements is prohibited. The Company plans to adopt SOP 03-3 beginning with loans purchased subsequent to June 30, 2004. The implementation of this guidance is expected to increase the provision for loan losses, thereby reducing earnings in the short term, offset over time by an increase in finance charge income on loans purchased after June 30, 2004, as acquisition fees are amortized to income.

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

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers.

Additionally, a class action complaint, styled Lewis v. AmeriCredit Corp., was filed in fiscal 2003 against the Company and certain of its officers and directors alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. In Lewis, also pending in the United States District Court for the Northern District of Texas, Fort Worth Division, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

In April 2004, two rulings were issued by the United States District Court for the Northern District of Texas, Fort Worth Division, affecting the Pierce and

Lewis lawsuits. On April 1, 2004, the Court, in response to motions to dismiss filed by the Company and the other defendants, ruled that the plaintiff’s complaint in the Pierce lawsuit was deficient and ordered the plaintiff to cure such deficiencies or the case would be dismissed. On April 27, 2004, the Court issued an order consolidating the Lewis case into the Pierce case. In connection with the order consolidating the Lewis and Pierce cases, the Court granted the plaintiffs until June 1, 2004 to file an amended, consolidated complaint.

The Company believes that the claims alleged in the Pierce lawsuit, including the claims consolidated into Pierce from Lewis, are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time. The Company does not expect this litigation to have a material impact on its financial position, operations or liquidity.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced class actions. A special litigation committee of the Board of Directors has been created to investigate the claims in the derivative actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

Item 2. CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company repurchased shares as follows:

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program
January 22, 2004 (a)	62,900	(a)	$18.58	(a)	0	(b)	$100,000,000	(b)

(a)	Shares were repuchased from a former employee of the Company in partial satisfaction of an outstanding debt obligation.
(b)	On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Amendment No. 4, dated March 30, 2004, to the Credit Agreement dated August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., the Lenders thereto, Deutsche Bank AG and Deutsche Bank Trust Company Americas
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed with the Commission on January 22, 2004, to report the Company’s press release dated January 22, 2004, announcing the Company’s operating results for the quarter ended December 31, 2003.

A report on Form 8-K was filed with the Commission on March 15, 2004, to report the Company’s press release dated March 15, 2004, announcing the Company’s plan to redeem all of its outstanding 9 7/8% Senior Notes due 2006.

Certain subsidiaries and affiliates of the Company filed reports on Form 8-K during the quarterly period ended March 31, 2004, reporting monthly information related to securitization trusts.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: May 12, 2004	By:	/s/ Preston A. Miller

(Signature)

Preston A. Miller
Executive Vice President,
Chief Financial Officer and Treasurer