Form 10-K
period 2004-06-30
AMERICREDIT CORP
filed 2004-09-13
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

The aggregate market value of 105,519,612 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2003, was approximately $1,680,927,419. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 155,350,631 shares of Common Stock, $0.01 par value, outstanding as of September 7, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

AMERICREDIT CORP.

PART I

ITEM 1.    Business

General

AmeriCredit Corp. was incorporated in Texas on May 18, 1988, and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. The Company’s predecessor began operations in March 1987, and the business has been operated continuously since that time. As used herein, the term “Company” refers to AmeriCredit Corp., its wholly-owned subsidiaries and its predecessor corporation. The Company’s principal executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, 76102 and its telephone number is (817) 302-7000.

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

Prior to February 2003, the Company’s business strategy was designed to achieve a high rate of growth in loan origination volume. The increasing levels of loan originations were financed largely through the completion of securitization transactions. Excess cash flows from the Company’s securitizations are initially utilized to fund credit enhancement requirements and once such requirements are reached and maintained, excess cash is distributed to the Company. In addition, agreements with Financial Security Assurance, Inc. (“FSA”) required that if certain portfolio performance levels on securitization transactions insured by FSA prior to October 2002, referred to herein as the “FSA Program”, were breached, the credit enhancement requirements for those securitizations would be increased and funded through cash otherwise distributable to the Company from all of its other FSA Program securitizations. As the U.S. economy declined throughout 2001 and 2002, and unemployment rates rose, the default rate on the Company’s loan portfolio increased. In addition, the Company began to experience lower recovery rates on the sale of repossessed vehicles due to a decline in used car prices at auction, which was exacerbated by aggressive new car incentives offered by auto manufacturers. This increase in credit losses resulted in lower excess cash flows from the Company’s securitizations and by March 2003 resulted in a breach of cumulative net loss performance triggers on certain FSA Program securitizations. This caused a postponement of substantially all of the cash otherwise distributable to the Company from its FSA Program securitizations as this cash was used to fund increased credit enhancement requirements on FSA Program securitizations. Additionally, the increase in credit losses resulted in increases in credit enhancement requirements on new securitizations. Faced with constrained cash flows, the Company implemented a revised operating plan in February 2003 targeted at preserving and strengthening its capital and liquidity position in light of the changed economic environment.

The revised operating plan included a decrease in the Company’s targeted loan origination volume and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities. Loan origination targets were reduced to approximately $750.0 million per quarter, as compared to actual origination volume of $1,887.0 million in the three months ended December 31, 2002 (the quarter prior to implementation of the plan), representing a targeted decrease of approximately 60% in origination volume per quarter. As a means of achieving reduced origination volume, the Company closed 141 of its branch offices, or approximately 60% of its branch office network. The branch office closings effectively decreased overall loan originations to the new targeted level and reduced operating expenses to a level more commensurate with the new loan origination target. The revised operating plan did not affect the importance of branch offices to the Company’s origination model. That is, the Company did not change the branch office origination model; the structure was downsized in order to achieve volume decreases and expense reductions.

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

The stated objectives of the plan were substantially met by the end of calendar 2003 and the impact of the revised operating plan has been reflected in the Company’s reported financial condition and results of operations. In the first half of calendar 2004, the Company raised its loan origination targets and has added staff to its branch office network in order to support new loan growth. As a result, loan origination volume reached $1,075.5 million for the three months ended June 30, 2004. The Company intends to continue to expand loan origination volume at a moderate pace in fiscal 2005.

Automobile Finance Operations

Target Market.    The Company’s automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company’s typical borrowers have modest income or have experienced prior credit difficulties and generally have credit bureau scores ranging from 500 to 700. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges higher interest rates than those charged by traditional financing sources. As the Company provides financing in a relatively high risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

Marketing.    As an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by the Company during the fiscal year ended June 30, 2004, approximately 98% were originated by manufacturer franchised dealers and 2% by select independent dealers. The Company purchased contracts from 12,326 dealers during the fiscal year ended June 30, 2004. No dealer location accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

Prior to entering into a relationship with a dealer, the Company considers the dealer’s operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company’s underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company’s relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a loan made by the dealership to a customer seeking to make a vehicle purchase. Company representatives regularly telephone and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company’s financing programs and capabilities. These personnel explain the Company’s underwriting philosophy, including the preference for sub-prime quality contracts secured by later model, low mileage vehicles. To increase the effectiveness of these contacts, marketing personnel have access to the Company’s management information systems which detail current information regarding the number of applications submitted by a dealership, the Company’s response and the reasons why a particular application was rejected.

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

Each branch office solicits dealers for contracts and maintains the Company’s relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and several dealer and customer service representatives. Larger branch offices may also have additional assistant managers or dealer marketing representatives. The Company believes that the personal relationships its branch managers and other branch personnel establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company’s dealer customer base. Branch managers are compensated with base salaries and incentives based on overall branch performance, including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The incentives are typically paid in cash. The branch managers report to regional vice presidents.

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

	Years Ended June 30,
	2004	2003	2002
	(dollars in thousands)
Number of branch offices(a)	89	90	251
Dollar volume of contracts purchased	$3,474,407	$6,310,584	$8,929,352
Number of producing dealerships(b)	12,326	18,942	19,401

(a)	The decrease in branch offices in fiscal 2003 as compared to fiscal 2002 is due to the implementation of the Company’s revised operating plan in February 2003 which included the closing/consolidation of branch offices.
(b)	A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

Remote Marketing Representatives.    In addition to the branch office network, the Company uses remote marketing representatives to market its indirect financing programs to dealers in geographic areas that do not support a branch office. These remote marketing representatives maintain the Company’s relationship with these dealers, but generally do not have responsibility for credit approvals. Finance contracts solicited by the remote marketing representatives are underwritten at a branch office or at the Company’s central loan purchasing office, the National Servicing Center.

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

The credit scoring system considers data contained in the customer’s credit application and credit bureau report as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether the risk is acceptable and the price the Company should charge for that risk. The Company’s credit scorecards are monitored through comparison of actual versus projected performance by score. The Company endeavors to refine its proprietary scorecards based on new information and identified correlations relating to receivables performance.

Loan Approval Process.    The Company purchases individual contracts through its branch offices using a credit approval process tailored to local market conditions. Branch personnel have a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. Contracts may also be purchased through the Company’s National Service Center for specific dealers requiring centralized service, in certain markets where a branch office is not present or, in some cases, outside of normal branch office working hours. Although the credit approval process is decentralized, the Company’s application processing system includes controls designed to ensure that credit decisions comply with the Company’s credit scoring strategies and underwriting policies and procedures.

Finance contract application packages completed by prospective obligors are received from dealers via facsimile, electronically or by telephone. Since the Company is a participating lender in DealerTrack Holdings, Inc. (“DealerTrack”), a service that facilitates electronic submission of consumer credit applications via the internet by dealers, automobile dealers can send application data to the Company electronically. Such data automatically interfaces with the Company’s application processing systems providing for faster processing. The Company received 83% of credit applications from dealers via DealerTrack for the fiscal year ended June 30, 2004. Application data received by facsimile or telephone is entered into the Company’s application processing system. A credit bureau report is automatically accessed and a credit score is computed. Company personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. The credit decision is based primarily on the applicant’s credit score. The Company estimates that approximately 60-70% of applicants are denied credit by the Company typically because of their credit histories. Dealers are contacted regarding credit decisions electronically, by facsimile or by telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

The Company’s underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by designated individuals with appropriate credit authority. Exceptions are also monitored by the Company’s centralized credit risk management and corporate governance departments.

Completed contract packages are sent by the automobile dealers to the Company. Once the contract package is received, a customer service representative verifies certain applicant employment, income and residency information when required by the Company’s credit policies. Loan terms, insurance coverages and other information may be reverified or confirmed with the customer. Key loan documentation is scanned to create electronic images and electronically forwarded to the Company’s centralized loan processing department. The original documents are subsequently sent to the loan processing department and certain documents are stored in a fire resistant vault.

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

The Company’s collections activities are performed at regional centers located in Arlington, Texas; Chandler, Arizona; Charlotte, North Carolina and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from the Company’s database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of borrowers daily.

Once an account reaches a certain level of delinquency, the account moves to one of the Company’s advanced collection units. The objective of these collectors is to resolve the delinquent account. The Company may repossess a financed vehicle if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.

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

While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by the Company’s centralized credit risk management and corporate governance departments.

Repossessions.    Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company’s ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company. All repossessions, other than bankruptcy or previously charged off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. For the fiscal year ended June 30, 2004, the recovery rate upon the sale of repossessed assets was approximately 41%. The Company pursues collection of deficiencies when it deems such action to be appropriate.

Charge-Off Policy.    The Company’s policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. Historically, the Company charged off accounts in repossession at the time the repossessed automobile was disposed of at auction. During the three months ended December 31, 2003, the Company changed its repossession charge-off policy to charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off are removed from finance receivables and the related repossessed automobiles are included in other assets on the consolidated balance sheet pending disposal.

Risk Management

Overview.    The Company’s credit risk management department is responsible for monitoring the contract approval process and supporting the supervisory role of senior operations management. This department tracks key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories. The credit risk management department also regularly reviews the performance of the Company’s credit scoring system and is responsible for the development and enhancement of the Company’s credit scorecards.

The credit risk management department prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. The Company reviews portfolio returns on a consolidated basis, as well as at the branch office, dealer and contract levels.

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

Compliance Audits.    The Company’s internal audit and corporate governance departments conduct regular reviews of branch office operations, loan operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with the Company’s written policies and procedures as well as regulatory matters. Branch office reviews performed by the Company’s corporate governance department include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and applicant data investigation. In addition, the corporate governance department also performs reviews of the repossession, charge-off, deferment and bankruptcy processes. Written reports are distributed to departmental managers and officers for response and follow-up.  Results and responses are also reviewed by senior management.

Securitization of Loans

Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. Proceeds from securitizations approximate the Company’s investment in the automobile finance receivables securitized. The proceeds are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under its warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2004, the Company had securitized approximately $34.9 billion of automobile receivables since 1994.

In its securitizations, the Company, through wholly-owned subsidiaries, transfers automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

The Company typically arranges for a financial guaranty insurance policy from one of several monoline insurers to achieve a AAA/Aaa credit rating on the asset-backed securities issued by the securitization Trusts. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. The Company has limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to the Company’s securitizations.

The credit enhancement requirements represent retained interests in the securitization Trusts and include restricted cash accounts that are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. Funds may be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds generated from insured securitization transactions are also available to be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified enhancement levels would be increased. Cash would be retained in the restricted cash account and not released to the Company until the increased target levels of credit enhancement requirements have been reached and maintained. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target levels.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that has already met its own credit enhancement requirement may be used to fund increased target credit enhancement requirements with respect to FSA Program securitizations in which specified portfolio performance ratios have been exceeded.

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

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitizations after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

Since November 2000 and most recently in June 2004, the Company has completed four securitization transactions in the United States and two in Canada involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from potential losses. The Company provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows are distributed to the Company. Since these transactions did not involve the issuance of a financial guaranty insurance policy, the credit enhancement assets related to these Trusts are not cross-collateralized to the credit enhancement assets established in connection with any of the Company’s other securitization Trusts and do not contain limitations on portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

In most states in which the Company operates, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as the Company. These rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, the Company is subject to periodic examination by state regulatory authorities. Some states in which the Company operates do not require special licensing or provide extensive regulation of the Company’s business.

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, the Company is subject to the Gramm-Leach-Bliley Act, which requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters. The Company is also subject to the Servicemembers Civil Relief Act, which requires it, in most circumstances, to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

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

Risk Factors

Dependence on Warehouse Financing.    The Company depends on warehouse credit facilities with financial institutions to finance its purchase of contracts pending securitization. At June 30, 2004, the Company had one warehouse credit facility with various financial institutions providing for available borrowings of up to a total of approximately $1,950.0 million, subject to a defined borrowing base, of which $150.0 million matures in November 2004 and the remaining $1,800.0 million matures in November 2006.

At June 30, 2004, the Company also had one medium term note facility with an administrative agent on behalf of an institutionally managed medium term note conduit that in the aggregate provides $500.0 million of receivables financing which matures in February 2005.

The Company cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends on factors outside of the Company’s control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace these facilities and arrange new warehouse credit facilities, medium term note facilities or other types of interim financing, it will have to curtail contract purchasing activities, which would have a material adverse effect on the Company’s financial position and results of operations.

The Company’s warehouse credit and medium term note facilities contain restrictions and covenants that require the Company to maintain specified financial ratios and satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements and restrict or terminate the Company’s ability to obtain additional borrowings under these agreements. The Company’s ability to meet those financial ratios and tests may be affected by events beyond its control, and the Company cannot guarantee that it will meet those financial ratios and tests.

Dependence on Securitization Program.    Since December 1994, the Company has relied upon its ability to aggregate and transfer receivables to securitization Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of warehouse credit and medium term note facilities and to purchase additional contracts from automobile dealers. Accordingly, adverse changes in the Company’s asset-backed securities program or in the asset-backed securities market for automobile receivables generally could materially adversely affect the Company’s ability to purchase and securitize loans on a timely basis and upon terms reasonably favorable to the Company. Any adverse change or delay would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company will continue to require the execution of securitization transactions in order to fund the Company’s future liquidity needs. There can be no assurance that funding will be available to the Company through these sources or, if available, that it will be on terms acceptable to the Company. If these sources of funding are not available to the Company on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the receivables, breach of financial covenants, disruption of the asset-backed market or otherwise, the Company will be required to revise the scale of its business, including the possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

Dependence on Credit Enhancement.    To date, all but four of the Company’s securitizations in the United States have utilized credit enhancement in the form of financial guaranty insurance policies provided by various monoline insurance providers in order to achieve AAA/Aaa ratings on the insured securities issued in the securitization transactions. These ratings may reduce the costs of securitizations relative to alternative forms of financing available to the Company and enhance the marketability of these transactions to investors in asset-backed securities. The Company has committed to offering specific financial guaranty insurance providers the opportunity to provide insurance policies in connection with certain of its future insured securitizations, at competitive market terms. However, the financial guaranty insurance providers are not required to insure Company-sponsored securitizations, and there can be no assurance that they will continue to do so or that future Company-sponsored securitizations will be similarly rated. The Company’s insurance providers’ willingness to insure the Company’s future securitizations is subject to many factors beyond the Company’s control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of the Company’s portfolio for which the insurer has provided insurance. Alternatively, in lieu of relying on a financial guaranty insurance policy, in four of its securitizations in the United States, the Company has sold or retained subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities.

The securitization transactions the Company entered into since calendar year 2002 required higher initial and target credit enhancement levels than previous transactions. The Company anticipates that credit enhancement requirements will remain at higher levels on future securitization transactions which will require the use of additional liquidity to support its securitization program. A downgrading of any of the Company’s insurance providers’ credit ratings, their withdrawal of credit enhancement, an increase in required credit enhancement levels or the lack of availability of alternative credit enhancements, such as senior subordinated structures, for the Company’s securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial credit enhancement requirements. The absence of a financial guaranty insurance policy may also impair the marketability of the Company’s securitizations. These events could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Liquidity and Capital Needs.    The Company’s ability to make payments on or to refinance its indebtedness and to fund its operations and planned capital expenditures depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company expects to continue to require substantial amounts of cash. The Company’s primary cash requirements include the funding of: (i) contract purchases pending their securitization; (ii) credit enhancement requirements in connection with the securitization of the receivables; (iii) interest and principal payments under the Company’s warehouse credit facilities, its senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) capital expenditures for technology; (vi) ongoing operating expenses; and (vii) any income tax payments.

The Company requires substantial amounts of cash to fund its contract purchase and securitization activities. Although the Company must fund certain credit enhancement requirements upon the closing of a securitization, it typically receives the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. Assuming that origination volume ranges from $4.5 billion to $5.0 billion in fiscal 2005 and the initial credit enhancement requirement for the Company’s securitization transactions remains at 10.5% (the level for the most recent securitization), the Company would require $472.5 million to $525.0 million in cash or liquidity to fund initial credit enhancement in fiscal 2005. This initial credit enhancement requirement could increase in future securitizations, which would result in an increased requirement for cash on the Company’s part. The Company also incurs transaction costs in connection with a securitization transaction. Accordingly, the Company’s strategy of securitizing substantially all of its newly purchased receivables will require substantial amounts of cash.

The Company’s primary sources of future liquidity are expected to be: (i) excess cash flows received from securitization Trusts; (ii) interest and principal payments on loans not yet securitized; (iii) servicing fees; (iv) borrowings under its warehouse credit facilities or through securitization transactions; and (v) further issuances of debt or equity securities, depending on capital market conditions.

Because the Company expects to continue to require substantial amounts of cash for the foreseeable future, it anticipates that it will require the execution of additional securitization transactions and may choose to enter into debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that funding will be available to the Company through these sources or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

Leverage.    The Company currently has a substantial amount of outstanding indebtedness. The Company’s ability to make payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance, including the performance of receivables transferred to securitization Trusts, and its ability to enter into additional securitization transactions and debt and equity financings, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond its control.

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

The Company’s warehouse credit facility, medium term note facility and senior note indenture require the Company to comply with certain financial ratios and covenants. Additionally, the Company’s warehouse credit facility and medium term note facility have minimum asset quality maintenance requirements. These restrictions may interfere with the Company’s ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2004, the Company was in compliance with all financial and portfolio performance covenants on its warehouse credit facility, medium term note facility and senior note indenture.

If the Company cannot comply with the requirements in its warehouse credit facility, medium term note facility and/or its senior note indenture, then the lenders may increase the Company’s borrowing costs or require it to repay immediately all of the outstanding debt under them. If its debt payments were accelerated, the Company’s assets might not be sufficient to fully repay the debt. These lenders may require the Company to use all of its available cash to repay its debt, foreclose upon their collateral or prevent the Company from making payments to other creditors on certain portions of the Company’s outstanding debt. These events may also result in a default under the Company’s senior note indentures.

The Company may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such a case, the Company’s financial condition, liquidity and results of operations would suffer.

Default and Prepayment Risks.    The Company’s results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased. Obligors under contracts acquired or originated by the Company may default during the term of their loan. The Company bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery.

The Company maintains an allowance for loan losses on loans held on the Company’s balance sheet, which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, then the Company would recognize the losses in excess of that allowance as an expense, and results of operations could be adversely affected.

A large component of the gain recognized on the sale of finance receivables to securitization Trusts prior to October 1, 2002, and the corresponding retained interest recorded on the Company’s balance sheet as credit enhancement assets consisting of investments in Trust receivables, or overcollateralization, restricted cash and interest-only receivables from Trusts are based on estimated future cash flows. Interest-only receivables from

Trusts are based on the present value of estimated future excess cash flows from the securitized receivables expected to be received by the Company. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults and recovery rates on repossessed vehicles. As of June 30, 2004, credit enhancement assets were valued at $1,062.3 million.

The Company regularly measures its default, recovery and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults, overestimated recoveries or that any other material assumptions were inaccurate, the Company would be required to reduce the carrying value of its credit enhancement assets. If the change in assumptions and the impact of the change on the value of the credit enhancement assets were deemed other-than-temporary, the Company would record a charge to income. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default and recovery rates on repossessed vehicles or other assumptions may differ from those assumed and may be required to be revised upon future events.

The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company-sponsored securitizations to satisfy additional credit enhancement requirements. An increase in defaults or prepayments would reduce the cash flows generated by the Company’s interests in securitization transactions lengthening the period required to build targeted credit enhancement levels in the securitization trusts. Distributions of cash from the securitizations to the Company would be delayed and the ultimate amount of cash distributable to the Company would be less, which could have an adverse effect on the Company’s liquidity. The targeted credit enhancement levels in future securitizations could also be increased further impacting the Company’s liquidity.

In addition, an increase in defaults or prepayments would reduce the size of the Company’s servicing portfolio, which would reduce the Company’s servicing income, further adversely affecting results of operations and cash flows. A material write-down of credit enhancement assets or adjustment to the Company’s allowance for loan losses and the corresponding decreases in earnings and cash flow could limit the Company’s ability to service debt and to enter into future securitizations and other financings.

Portfolio Performance—Negative Impact on Cash Flows.    Generally, the form of credit enhancement agreements the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust, if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company’s cash flows. Further, the credit enhancement requirements for each securitization Trust in the FSA Program are cross-collateralized to the credit enhancement requirements established in connection with each of the Company’s FSA Program securitization Trusts, so that excess cash flows from performing securitization Trusts in the FSA Program may be used to fund increased credit enhancement requirements for non-performing securitization Trusts in the FSA Program, which would have an adverse effect on the Company’s cash flows.

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

As of June 30, 2004, the Company has exceeded its targeted cumulative net loss triggers in seven of the eleven remaining FSA Program securitization Trusts, and waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization Trusts otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in all of the FSA Program securitizations that had breached targeted cumulative net loss triggers as of June 30, 2004. The increase in required credit enhancement levels caused by breach of cumulative net loss triggers on the FSA Program Trusts resulted in an additional $207.7 million in restricted cash being held by these Trusts as of June 30, 2004. The targeted cumulative net loss triggers are expected to be breached on the remaining FSA Program securitization Trusts during fiscal 2005. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable to the Company on FSA Program securitization transactions will be used to fund increased credit enhancement for the remaining FSA Program transactions, delaying and reducing the amount to be released to the Company during fiscal 2005. The diversion of cash to fund increased enhancement levels rather than being released to the Company has significantly reduced a primary source of the Company’s liquidity.

Right to Terminate Normal Servicing.    The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to in the preceding risk factor. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2004, no such termination events have occurred with respect to any of the Trusts formed by the Company. The termination of any or all of the Company’s servicing rights would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Implementation of Business Strategy.    The Company’s financial position, liquidity and results of operations depend on management’s ability to execute its business strategy. Key factors involved in the execution of the business strategy include achieving the desired contract purchase volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. The failure or inability of the Company to execute any element of its business strategy could materially adversely affect its financial position, liquidity and results of operations.

Target Consumer Base.    The Company specializes in purchasing and servicing sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages these risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company’s financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions.    The Company is subject to changes in general economic conditions that are beyond its control. During periods of economic slowdown or recession, such as the United States economy has at times experienced, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because the Company focuses on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company’s servicing costs may increase without a corresponding increase in its servicing income. While the Company seeks to manage the higher risk inherent in loans made to sub-prime borrowers through the underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company’s financial position, liquidity and results of operations and its ability to enter into future securitizations.

Wholesale Auction Values.    The Company sells repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for the Company. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. The Company’s recoveries as a percentage of repossession charge-offs was 41% in fiscal 2004, 42% in fiscal 2003 and 48% in fiscal 2002, and there can be no assurance that the Company’s recovery rates will stabilize or improve in the future.

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

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of its officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Additionally, a complaint was filed in fiscal 2003 against the Company and certain of its officers and directors in the 48th Judicial District Court in Tarrant County, Texas, alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The plaintiff also alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that the Company’s deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers.

An adverse resolution of the litigation pending or threatened against the Company, including the proceedings specifically described above, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Employees

At June 30, 2004, the Company employed 3,535 persons in 38 states and one Canadian province. None of the Company’s employees are a part of a collective bargaining agreement, and the Company’s relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning the executive officers of the Company as of June 30, 2004.

Name	Age	Position
Clifton H. Morris, Jr.	68	Chairman of the Board and Chief Executive Officer

Daniel E. Berce	50	President

Steven P. Bowman	37	Executive Vice President, Chief Credit Officer

Chris A. Choate	41	Executive Vice President, Chief Legal Officer and Secretary

Edward H. Esstman	63	Executive Vice President

Mark Floyd	51	Executive Vice President, Chief Operating Officer

Preston A. Miller	40	Executive Vice President, Chief Financial Officer and Treasurer

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

EDWARD H. ESSTMAN has been an Executive Vice President since April 2003 and was Vice Chairman from August 2001 until April 2003. Mr. Esstman served as Executive Vice President, Dealer Services and Co-Chief Operating Officer from October 2000 to August 2001, Executive Vice President, Dealer Services from October 1999 to October 2000, Executive Vice President, Auto Finance Division from November 1996 to October 1999 and Senior Vice President and Chief Credit Officer from November 1994 to November 1996. Effective August 31, 2004, Mr. Esstman is no longer employed by the Company.

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

ITEM 2.    Properties

The Company’s executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a 12-year lease that commenced in July 1999. The Company also leases 76,000 square feet of office space in Charlotte, North Carolina, 85,000 square feet of office space in Peterborough, Ontario, 150,000 square feet of office space in Chandler, Arizona, and 85,000 square feet of office space in Jacksonville, Florida, all under ten-year agreements with renewal options. As of April 1, 2004, the Company abandoned certain office space at the Fort Worth offices and the Chandler facility and all of the Jacksonville facility. The Company is seeking to sublease the abandoned office space. The Company also owns two 250,000 square foot servicing facilities in Arlington, Texas.

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

In April 2004, two rulings were issued by the United States District Court for the Northern District of Texas, Fort Worth Division, affecting the Pierce and Lewis lawsuits. On April 1, 2004, the Court, in response to motions to dismiss filed by the Company and the other defendants, ruled that the plaintiff’s complaint in the Pierce lawsuit was deficient and ordered the plaintiff to cure such deficiencies or the case would be dismissed. On April 27, 2004, the Court issued an order consolidating the Lewis case into the Pierce case. In connection with the order consolidating the Lewis and Pierce cases, the Court granted the plaintiffs permission to file an amended, consolidated complaint, which they have done. The Company and the other defendants have filed motions to dismiss the amended complaint, and such motions are presently pending.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended June 30, 2004.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on the New York Stock Exchange under the symbol ACF. As of September 7, 2004, there were 155,350,631 shares of common stock outstanding and approximately 280 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for the Company’s common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2004
First Quarter	$12.20	$5.50	$10.30
Second Quarter	15.98	10.02	15.93
Third Quarter	19.83	15.85	17.03
Fourth Quarter	20.44	15.68	19.53

Fiscal year ended June 30, 2003
First Quarter	$28.34	$6.04	$8.07
Second Quarter	9.19	5.90	7.74
Third Quarter	9.65	1.55	3.30
Fourth Quarter	11.35	3.34	8.55

The Company has never paid cash dividends on its common stock. The indentures pursuant to which the Company’s senior notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for use in the operation and expansion of the business and for Board approved stock repurchases and does not anticipate paying any cash dividends in the foreseeable future.

During the quarter ended June 30, 2004, the Company repurchased shares as follows (dollars in thousands, except per share data):

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
May 2004(a)	1,000,000	(a)	$16.96	(a)	1,000,000	(a)	$83,043	(a)
June 2004(a)	832,100	(a)	$18.28	(a)	832,100	(a)	$67,831	(a)

(a)	On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. Subsequent to June 30, 2004, the Company repurchased an additional 3,499,250 shares of its common stock, completing this repurchase plan.

ITEM 6.    Selected Financial Data

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2004	2003	2002	2001	2000(a)
	(dollars in thousands, except per share data)
Operating Data
Finance charge income	$927,592	$613,225	$339,430	$225,210	$124,150
Gain on sale of receivables(b)		132,084	448,544	301,768	209,070
Servicing income	256,237	211,330	335,855	281,239	170,251
Total revenue	1,215,836	981,281	1,136,716	818,224	509,680
Net income	226,983	21,209	314,570	222,852	114,501
Basic earnings per share	1.45	0.15	3.71	2.80	1.57
Diluted earnings per share	1.42	0.15	3.50	2.60	1.48
Weighted average shares and assumed incremental shares	159,630,695	137,807,775	89,800,621	85,852,086	77,613,652
Auto loan originations	3,474,407	6,310,584	8,929,352	6,378,652	4,427,945

June 30,	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data
Finance receivables, net	$6,363,869	$4,996,616	$2,198,391	$1,921,465	$871,511
Credit enhancement assets(c)	1,062,322	1,360,618	1,541,218	1,151,275	824,618
Total assets	8,824,579	8,108,029	4,217,017	3,384,907	1,862,269
Warehouse credit facilities	500,000	1,272,438	1,751,974	1,502,879	487,700
Securitization notes payable	5,598,732	3,281,370
Senior notes	166,414	378,432	418,074	375,000	375,000
Convertible senior notes	200,000
Total liabilities	6,699,467	6,227,400	2,789,568	2,324,711	1,173,690
Shareholders’ equity	2,125,112	1,880,629	1,427,449	1,060,196	688,579
Receivables held on balance sheet	6,782,280	5,326,314	2,261,718	1,973,828	891,672
Gain on sale receivables	5,140,522	9,562,464	12,500,743	8,229,918	5,758,309

Managed auto receivables	11,922,802	14,888,778	14,762,461	10,203,746	6,649,981

(a)	The Company closed its mortgage operations in fiscal 2000 and recorded a related charge of $9.0 million, or $0.11 per share, net of income tax benefits.
(b)	The Company changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, no gain on sale of receivables was recognized after September 30, 2002.
(c)	Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts.

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

The Company periodically transfers receivables to securitization trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” The Company retains an interest in the securitization transactions in the form of credit enhancement assets, representing the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded (see Liquidity and Capital Resources section). In addition to excess cash flows, the Company earns monthly base servicing income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees, such as late charges, as servicer for securitization Trusts.

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

Prior to February 2003, the Company’s business strategy was designed to achieve a high rate of growth in loan origination volume. The increasing levels of loan originations were financed largely through the completion of securitization transactions. Excess cash flows from the Company’s securitizations are initially utilized to fund credit enhancement requirements and once such requirements are reached and maintained, excess cash is distributed to the Company. In addition, agreements with FSA required that if certain portfolio performance levels on securitization transactions insured by FSA were breached, the credit enhancement requirements for those securitizations would be increased and funded through cash otherwise distributable to the Company from all of its other FSA Program securitizations. As the U.S. economy declined throughout 2001 and 2002, and unemployment rates rose, the default rate on the Company’s loan portfolio increased. In addition, the Company began to experience lower recovery rates on the sale of repossessed vehicles due to a decline in used car prices at auction, which was exacerbated by aggressive new car incentives offered by auto manufacturers. This increase in credit losses resulted in lower excess cash flows from the Company’s securitizations and by March 2003 resulted in a breach of cumulative net loss performance triggers on certain FSA Program securitizations. This caused a postponement of substantially all of the cash otherwise distributable to the Company from its FSA Program securitizations as this cash was used to fund increased credit enhancement requirements on FSA Program securitizations. Additionally, the increase in credit losses resulted in increases in credit enhancement requirements on new securitizations. Faced with constrained cash flows, the Company implemented a revised operating plan in February 2003 targeted at preserving and strengthening its capital and liquidity position in light of the changed economic environment.

The revised operating plan included a decrease in the Company’s targeted loan origination volume and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities. Loan origination targets were reduced to approximately $750.0 million per quarter, as compared to actual origination volume of $1,887.0 million in the three months ended December 31, 2002 (the quarter prior to implementation of the plan), representing a targeted decrease of approximately 60%

in origination volume per quarter. As a means of achieving reduced origination volume, the Company closed 141 of its branch offices, or approximately 60% of its branch office network. The branch office closings effectively decreased overall loan originations to the new targeted level and reduced operating expenses to a level more commensurate with the new loan origination target. The revised operating plan did not affect the importance of branch offices to the Company’s origination model. That is, the Company did not change the branch office origination model; the structure was downsized in order to achieve volume decreases and expense reductions.

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

The stated objectives of the plan were substantially met by the end of calendar 2003 and the impact of the revised operating plan has been reflected in the Company’s reported financial condition and results of operations. In the first half of calendar 2004, the Company raised its loan origination targets and has added staff to its branch office network in order to support new loan growth. As a result, loan origination volume reached $1,075.5 million for the three months ended June 30, 2004. The Company intends to continue to expand loan origination volume at a moderate pace in fiscal 2005.

The Company restated its financial statements for the year ended June 30, 2002, as a result of a review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain interest rate swap agreements that were entered into prior to 2001 and used to hedge interest rate risk on a portion of its cash flows from credit enhancement assets. At the same time, the Company restated its financial statements relating to the implementation of the Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Secured Financial Assets” (“EITF 99-20”).

The Company entered into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued by its securitization Trusts in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitization. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. In these situations, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Additionally, the Company reported payments relating to the interest rate swap agreements as a reduction of unrealized gains on credit enhancement assets within accumulated other comprehensive income. This treatment resulted in a misclassification of unrealized losses on cash flow hedges within other comprehensive income and an overstatement of servicing income by $62.2 million ($38.2 million net of tax) during the year ended June 30, 2002.

In addition, in determining the amount of present value discount to accrete into earnings, the Company utilized discount rates that were less than the discount rates used to value the credit enhancement assets. This treatment reduced the amount of earnings to be reclassified from accumulated other comprehensive income into earnings. The Company also compared total undiscounted cash flows to the carrying value of the asset in determining whether there was an other-than-temporary impairment of a credit enhancement asset that should be recorded as a loss in earnings which resulted in unrealized losses on credit enhancement assets remaining in other comprehensive income during the year ended June 30, 2002. A review of these two accounting treatments indicated that under EITF 99-20 the Company should have used the same discount rate used to value the credit enhancement assets to accrete the present value discount into earnings. Additionally, EITF 99-20 requires that the Company compare total discounted cash flows to the carrying value of the asset in determining whether there was an other than temporary impairment of a credit enhancement asset that should be recorded as a loss in earnings. The impact of this review was that an additional $57.6 million of accretion and $48.9 million of impairment on credit enhancement assets, or a net $8.7 million ($5.3 million net of tax), of servicing income should have been recorded for the year ended June 30, 2002.

Accordingly, as disclosed in the June 30, 2003 Form 10-K, the Company restated its financial statements for the year ended June 30, 2002, to reclassify additional unrealized gains and losses to servicing income from accumulated other comprehensive income for changes in the amount of losses on cash flow hedges, accretion and impairment on credit enhancement assets to be recognized. It was also determined through the review that periods prior to the year ended June 30, 2002, were not impacted and thus no restatement was required.

In August 2003, the Company was contacted by the staff of the enforcement division of the Securities and Exchange Commission (“SEC”) and informally requested to provide the staff with certain documents and other information related to the restatement. Subsequently, in connection with a registration statement filed by the Company with the SEC for the Company’s convertible senior notes, the staff of the Division of Corporation Finance of the SEC conducted an extensive review of the disclosures in the Company’s filings with the SEC, including the disclosures related to and the events resulting in the restatement. Following the review by the SEC’s Division of Corporation Finance, the registration statement was declared effective in July 2004. The Company cooperated fully with the staff of the SEC in these reviews. At this point, the Company does not anticipate any further communication from the SEC related to the restatement.

The restatement resulted in the following changes to the financial statements for the year ended June 30, 2002, all of which were included in the June 30, 2003 Form 10-K (in thousands, except per share data):

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

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

Years Ended June 30,	2003	2002
Cumulative credit losses	12.5%	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash—gain on sale Trusts	9.8%	9.8%

The cumulative credit loss assumptions utilized at the time of sale of receivables were determined using a range of possible outcomes based on historical experience, credit attributes for the specific pool of receivables and general economic factors. The cumulative credit loss assumption reflects the approximate level that cumulative credit losses could reach (notwithstanding other assumptions) in a securitization pool before the credit enhancement assets would suffer an other-than-temporary impairment.

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables from Trusts represent estimated future excess cash flows in the Trusts and have a first loss position to absorb any shortfall in Trust cash flows due to adverse credit loss development or adverse changes in Trust performance relative to other assumptions. While the Company earns a higher yield on its securitized receivables, the Company utilizes a 14% discount rate for interest-only receivables from Trusts since net undiscounted estimated future excess cash flows already incorporate a default assumption and the receivables underlying the securitization represent a diverse pool of assets. Restricted cash—gain on sale Trusts and investments in Trust receivables represent cash and finance receivables held by the Trusts and are senior to interest-only receivables from Trusts for credit enhancement purposes. Accordingly, restricted cash— gain on sale Trusts and investments in Trust receivables are assigned a lower discount rate than the interest-only receivables from Trusts. The assumptions used represent the Company’s best estimates. The use of different assumptions would produce different financial results.

Credit enhancement assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of June 30, 2004, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$35,697	$70,330
Discount rate	10,322	21,382

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. The Company also uses historical charge-off experience to determine a loss emergence period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss emergence period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding probable credit losses and loss emergence periods are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss emergence period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative credit losses over the loss emergence period would increase the allowance for loan losses as of June 30, 2004, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$41,841	$83,682

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

Stock-based employee compensation

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003. The fair value of each option granted or modified was estimated using an option-pricing model based on the following weighted average assumptions:

Year Ended June 30,	2004
Expected dividends	0
Expected volatility	103%
Risk-free interest rate	1.65%
Expected life	1.8 years

These assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions would produce a different fair value for the options granted or modified and would impact the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the year ended June 30, 2004.

RESULTS OF OPERATIONS

Year Ended June 30, 2004 as compared to Year Ended June 30, 2003

Revenue

A summary of changes in the Company’s finance receivables is as follows (in thousands):

Years Ended June 30,	2004	2003
Balance at beginning of period	$5,326,314	$2,261,718
Loans purchased	3,474,407	6,310,584
Liquidations and other	(2,018,441)	(738,082)
Sold to gain on sale securitization Trusts		(2,507,906)

Balance at end of period	$6,782,280	$5,326,314

Average finance receivables	$6,012,085	$3,723,023

The decrease in loans purchased resulted from a reduction in the number of the Company’s branch offices and a tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003. As of June 30, 2004, the Company operated 89 auto lending branch offices. During fiscal 2003, the Company operated as many as 251 branch offices. As of June 30, 2003, the Company operated 90 branch offices. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $16,647 for fiscal 2004, compared to $16,833 for fiscal 2003. The average annual percentage rate for finance receivables purchased during fiscal 2004 was 16.0%, compared to 16.7% during fiscal 2003. The Company’s tightening of credit standards in connection with its revised operating plan implemented in February 2003 resulted in a lower average annual percentage rate.

Finance charge income increased by 51% to $927.6 million for fiscal 2004 from $613.2 million for fiscal 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables decreased to 15.4% for fiscal 2004 from 16.5% for fiscal 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The effective yield decreased primarily due to a decrease in average annual percentage rates for finance receivables outstanding during the period.

Subsequent to September 30, 2002, the Company’s securitization transactions were structured as secured financings. Therefore, no gain on sale was recorded for finance receivables securitized during fiscal 2004. The gain on sale of receivables for fiscal 2003 was $132.1 million, or 5.3% of finance receivables securitized.

Servicing income consists of the following (in thousands):

Years Ended June 30,	2004	2003
Servicing fees	$189,366	$301,499
Other-than-temporary impairment	(33,364)	(189,520)
Accretion	100,235	99,351

	$256,237	$211,330

Average gain on sale receivables	$7,169,743	$12,013,489

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.6% and 2.5% of average gain on sale receivables for fiscal 2004 and 2003, respectively.

Other-than-temporary impairment of $33.4 million for fiscal 2004 resulted from higher than forecasted default rates in certain Trusts. Other-than-temporary impairment of $189.5 million for fiscal 2003, resulted from increased default rates caused by the continued weakness in the economy and lower than expected recovery proceeds caused by depressed used car values, as well as the expected delay in cash distributions from FSA Program securitizations which reduced the present value of such cash distributions.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $100.2 million, or 1.4%, of average gain on sale receivables, during fiscal 2004. Accretion of $99.4 million, or 0.8%, of average gain on sale receivables, was recognized during fiscal 2003. The increase in accretion as a percentage of average gain on sale receivables resulted from fewer securitization transactions incurring other-than-temporary impairments during fiscal 2004, as compared to fiscal 2003, as the Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Other income was $32.0 million for fiscal 2004, compared to $24.6 million for fiscal 2003. The increase in other income is primarily due to an increase in late fees and other fees associated with higher average finance receivables.

Costs and Expenses

Operating expenses decreased to $325.8 million for fiscal 2004 from $373.7 million for fiscal 2003. Operating expenses declined primarily as a result of a reduction in workforce in November 2002, the implementation of a revised operating plan in February 2003 and the closing of the Company’s Jacksonville collections center in April 2004.

The Company recognized $15.9 million and $63.3 million in restructuring charges for fiscal 2004 and 2003, respectively. The restructuring charges for fiscal 2004 consisted primarily of facility costs related to the closing of the Company’s Jacksonville collections center, the elimination of excess space at its Chandler collections center and corporate headquarters, as well as adjustments to the restructuring charges related to the Company’s implementation of a revised operating plan in February 2003. The restructuring charges for fiscal 2003 included $6.9 million for the Company’s November 2002 reduction in workforce and $56.4 million related to the implementation of the February 2003 revised operating plan.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the fiscal year reflects inherent losses on receivables originated during that year and changes in the amount of inherent losses on receivables originated in prior years. The provision for loan losses decreased to $257.1 million for fiscal 2004 from $307.6 million for fiscal 2003. As a percentage of average finance receivables, the provision for loan losses was 4.3% and 8.3% for fiscal 2004 and 2003, respectively. The provision for loan losses as a percentage of average finance receivables was higher for fiscal 2003, as compared to fiscal 2004, due to the Company’s transition to structuring securitization transactions as secured financings.

Interest expense increased to $252.0 million for fiscal 2004 from $202.2 million for fiscal 2003 due to higher debt levels. Average debt outstanding was $5,891.2 million and $4,167.8 million for fiscal 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt decreased to 4.3% from 4.9% as a result of lower short-term interest rates. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% for fiscal 2004 and 38.5% for fiscal 2003. The decrease resulted primarily from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following (in thousands):

Years Ended June 30,	2004	2003
Unrealized gains (losses) on credit enhancement assets	$20,359	$(140,905)
Unrealized gains on cash flow hedges	28,509	13,960
Canadian currency translation adjustment	1,347	12,396
Income tax (provision) benefit	(18,560)	48,874

	$31,655	$(65,675)

Credit Enhancement Assets

Unrealized gains (losses) on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2004	2003
Unrealized gains at time of sale		$11,091
Unrealized gains (losses) related to changes in credit loss assumptions	$27,555	(96,901)
Unrealized gains (losses) related to changes in interest rates	2,464	(19,533)
Reclassification of unrealized gains into earnings through accretion	(9,660)	(35,562)

	$20,359	$(140,905)

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.4% to 14.9% as of June 30, 2004, from a range of 11.3% to 14.7% as of June 30, 2003. On a Trust by Trust basis, certain Trusts experienced worse than expected credit performance for fiscal 2004, and increased cumulative credit loss assumptions resulting in other-than-temporary impairment. Certain other Trusts experienced better than expected credit performance for fiscal 2004, resulting in decreased cumulative credit loss assumptions resulting in unrealized gains of $27.6 million for those securitization Trusts. Unrealized losses of $96.9 million for fiscal 2003 resulted from an increase in the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 11.3% to 14.7% as of June 30, 2003, from a range of 10.4% to 12.7% as of June 30, 2002.

Unrealized gains related to changes in interest rates of $2.5 million for fiscal 2004 resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and trust collection accounts due to an increase in forward interest rate expectations. Unrealized losses related to changes in interest rates of $19.5 million for fiscal 2003 resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to lower interest rates. The lower earnings were partially offset by an increase in value associated with a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $9.7 million and $35.6 million were reclassified into earnings through accretion during fiscal 2004 and 2003, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during fiscal 2004 and 2003, are net unrealized gains of $0.1 million and $13.5 million, respectively, related to fluctuations in interest rates during the periods which are offset by changes in some of the cash flow hedges described below.

Cash Flow Hedges

Unrealized gains on cash flow hedges were $28.5 million and $14.0 million for fiscal 2004 and 2003, respectively. Unrealized gains of $12.3 million for fiscal 2004 were primarily due to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by an increase in forward interest rate expectations and declining notional balances. Unrealized losses of $52.6 million for fiscal 2003 were primarily due to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by a decrease in forward interest rate expectations. Unrealized gains or losses on cash flow hedges of the Company’s credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable affect earnings. Net unrealized losses reclassified into earnings were $16.2 million and $66.6 million for fiscal 2004 and 2003, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.3 million and $12.4 million for fiscal 2004 and 2003, respectively, were included in other comprehensive income (loss). The translation adjustment gain is due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates during the years. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

Years Ended June 30,	2004	2003
Finance charge income	$927,592	$613,225
Other income	32,007	24,642
Interest expense	(251,963)	(202,225)

Net margin	$707,636	$435,642

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

Years Ended June 30,	2004	2003
Finance receivables	$6,012,085	$3,723,023
Gain on sale receivables	7,169,743	12,013,489

Average managed receivables	$13,181,828	$15,736,512

Average managed receivables outstanding decreased by 16% because collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume since implementation of the revised operating plan in February 2003.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

Years Ended June 30,	2004	2003
Finance charge income	$2,187,523	$2,662,249
Other income	67,754	69,794
Interest expense	(602,115)	(779,862)

Net margin	$1,653,162	$1,952,181

Net margin as a percentage of average managed finance receivables outstanding is as follows:

Years Ended June 30,	2004	2003
Finance charge income	16.6%	16.9%
Other income	0.5%	0.5%
Interest expense	(4.6)	(5.0)

Net margin as a percentage of average managed auto receivables	12.5%	12.4%

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income (in thousands):

Years Ended June 30,	2004	2003
Finance charge income per consolidated statements of income	$927,592	$613,225
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	1,259,931	2,049,024

Managed basis finance charge income	$2,187,523	$2,662,249

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

Years Ended June 30,	2004	2003
Other income per consolidated statements of income	$32,007	$24,642
Adjustments to reflect investment income earned on cash in gain on sale Trusts	7,618	10,716
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	28,129	34,436

Managed basis other income	$67,754	$69,794

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

Years Ended June 30,	2004	2003
Interest expense per consolidated statements of income	$251,963	$202,225
Adjustments to reflect interest expense incurred by gain on sale Trusts	350,152	577,637

Managed basis interest expense	$602,115	$779,862

Year Ended June 30, 2003 as compared to Year Ended June 30, 2002

Revenue

A summary of changes in the Company’s finance receivables is as follows (in thousands):

Years Ended June 30,	2003	2002
Balance at beginning of period	$2,261,718	$1,973,828
Loans purchased	6,310,584	8,929,352
Liquidations and other	(738,082)	(32,553)
Sold to gain on sale securitization Trusts	(2,507,906)	(8,608,909)

Balance at end of period	$5,326,314	$2,261,718

Average finance receivables	$3,723,023	$1,753,182

The decrease in loans purchased resulted from a reduction in the number of the Company’s branch offices in connection with the Company’s revised operating plan implemented in February 2003. The Company operated 90 auto lending branch offices as of June 30, 2003, compared to 251 auto lending branch offices as of June 30, 2002. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. Prior to October 1, 2002, the Company sold substantially all of its finance receivables to securitization Trusts shortly after the origination date.

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

Finance charge income increased by 81% to $613.2 million for fiscal 2003 from $339.4 million for fiscal 2002. Finance charge income was higher due to an increase in average finance receivables that resulted primarily from the Company’s decision to structure securitization transactions as secured financings. The Company’s effective yield on its finance receivables decreased to 16.5% for fiscal 2003 from 19.4% for fiscal 2002. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and differs from the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status and, for fiscal 2002, finance charges earned between the origination date and funding date. The effective yield decreased for fiscal 2003 due to lower levels of finance charges earned between the origination date and funding date as well as lower loan pricing.

The gain on sale of receivables decreased by 71% to $132.1 million for fiscal 2003 from $448.5 million for fiscal 2002. The decrease in gain on sale of receivables resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, to no longer meet the criteria for sales of finance receivables. During fiscal 2003, $2,507.9 million of finance receivables securitized were accounted for as sales of receivables as compared to $8,608.9 million during fiscal 2002. The gain as a percentage of the finance receivables securitized in gain on sale Trusts remained relatively stable at 5.3% for fiscal 2003 as compared to 5.2% for fiscal 2002.

Servicing income consists of the following (in thousands):

Years Ended June 30,	2003	2002
Servicing fees	$301,499	$277,491
Other-than-temporary impairment	(189,520)	(53,897)
Accretion	99,351	112,261

	$211,330	$335,855

Average gain on sale receivables	$12,013,489	$10,711,164

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees increased as a result of an increase in average gain on sale receivables. Servicing fees were 2.5% and 2.6%, of average gain on sale receivables for fiscal 2003 and 2002, respectively.

The Company recorded other-than-temporary impairments of $189.5 million and $53.9 million for fiscal 2003 and 2002, respectively. Other-than-temporary impairment resulted from increased default rates caused by continued weakness in the economy and lower than expected recovery proceeds caused by depressed used car values. In addition, the Company’s credit enhancement assets are carried on its financial statements based on the present value of future excess cash flows to be received by the Company from securitization Trusts. In fiscal 2003, the expected delay in cash distributions from the FSA Program securitizations due to breaches of certain portfolio performance ratios and, to a lesser extent, additional insurance fees payable to FSA in connection with an amendment to the event of default net loss ratios reduced the present value of such cash distributions and resulted in other-than-temporary impairment.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $99.4 million, or 0.8%, of average gain on sale receivables, during fiscal 2003. Accretion of $112.3 million, or 1.0%, of average gain on sale receivables, was recognized during fiscal 2002. The decrease in accretion as a percentage of average gain on sale receivables resulted from more securitization transactions incurring other-than-temporary impairments during fiscal 2003, as compared to fiscal 2002, as the Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Other income was $24.6 million for fiscal 2003, compared to $12.9 million for fiscal 2002. The increase in other income is primarily due to investment income earned on higher average cash and restricted cash balances and an increase in late fees and other fees associated with higher average finance receivables.

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

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses increased to $307.6 million for fiscal 2003 from $65.2 million for fiscal 2002. As a percentage of average finance receivables, the provision for loan losses was 8.3% and 3.7% for fiscal 2003 and 2002, respectively. Subsequent to September 30, 2002, the Company changed the structure of its securitization transactions to no longer meet the criteria for sales of finance receivables. Under this new structure, finance receivables remain on the Company’s balance sheet throughout their term, and credit losses related to those securitized receivables are provided for as a charge to operations. The remaining increase reflects the general expectation that current economic conditions, including elevated unemployment rates, will result in a higher number of charge-offs, and that depressed wholesale auction prices on the sale of repossessed vehicles will result in a higher amount charged off per loan.

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

The Company’s effective income tax rate was 38.5% for fiscal 2003 and 2002.

Other Comprehensive Loss

Other comprehensive loss consisted of the following (in thousands):

Years Ended June 30,	2003	2002
Unrealized losses on credit enhancement assets	$(140,905)	$(30,864)
Unrealized gains on cash flow hedges	13,960	22,948
Canadian currency translation adjustment	12,396	2,022
Income tax benefit	48,874	3,048

	$(65,675)	$(2,846)

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2003	2002
Unrealized gains at time of sale	$11,091	$47,634
Unrealized (losses) gains related to changes in credit loss assumptions	(96,901)	59,478
Unrealized losses related to changes in interest rates	(19,533)	(22,276)
Reclassification of unrealized gains into earnings through accretion	(35,562)	(115,700)

	$(140,905)	$(30,864)

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

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive loss until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 11.3% to 14.7% as of June 30, 2003, from a range of 10.4% to 12.7% as of June 30, 2002, which, together with the expected delay in cash distributions from the FSA Program, caused an other-than-temporary impairment charge of $189.5 million and unrealized losses of $96.9 million for fiscal 2003. The range of cumulative credit loss assumptions was increased to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to continued weakness in the general economy. Unrealized gains of $59.5 million for fiscal 2002 resulted from the decline in the carrying value of credit enhancement assets caused by the reclassification of unrealized gains and losses between credit enhancement assets and cash flow hedges. This was partially offset by an increase in the range of cumulative credit loss assumptions for securitization Trusts to reflect adverse actual credit performance compared to previous assumptions as well as expectations for higher future losses due to economic weakness. Cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets ranged from 10.4% to 12.7% as of June 30, 2002, as compared to 8.7% to 11.7% as of June 30, 2001.

Unrealized losses related to changes in interest rates of $19.5 million and $22.3 million for fiscal 2003 and 2002, respectively, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to lower interest rates. The lower earnings were partially offset by an increase in value associated with a decrease in interest rates payable to investors on the floating rate tranches of securitization transactions.

Net unrealized gains of $35.6 million and $115.7 million were reclassified into earnings through accretion during fiscal 2003 and 2002, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s initial estimate and recognition of unrealized gains at time of sale. Included in the net unrealized gains reclassified into earnings during fiscal 2003 and 2002 are net unrealized gains of $13.5 million and $53.7 million, respectively, related to fluctuations in interest rates during the respective periods which are offset by some of the cash flow hedges described below.

Cash Flow Hedges

Unrealized gains on cash flow hedges were $14.0 million and $22.9 million for fiscal 2003 and 2002, respectively. Unrealized losses of $52.6 million and $69.3 million for fiscal 2003 and 2002, respectively, were primarily due to the change in the fair value of interest rate swap agreements designated as cash flow hedges caused by a decrease in forward interest rate expectations. Unrealized gains or losses on cash flow hedges of the Company’s credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable affect earnings. Net unrealized losses reclassified into earnings were $66.6 million and $92.2 million for fiscal 2003 and 2002, respectively.

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

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

Years Ended June 30,	2003	2002
Finance charge income	$613,225	$339,430
Other income	24,642	12,887
Interest expense	(202,225)	(135,928)

Net margin	$435,642	$216,389

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding consisted of the following (in thousands):

Years Ended June 30,	2003	2002
Finance receivables	$3,723,023	$1,753,182
Gain on sale receivables	12,013,489	10,711,164

Average managed receivables	$15,736,512	$12,464,346

Average managed receivables outstanding increased by 26% as a result of the purchase of loans in excess of collections and charge-offs.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

Years Ended June 30,	2003	2002
Finance charge income	$2,662,249	$2,246,642
Other income	69,794	51,797
Interest expense	(779,862)	(759,324)

Net margin	$1,952,181	$1,539,115

Net margin as a percentage of average managed finance receivables outstanding is as follows:

Years Ended June 30,	2003	2002
Finance charge income	16.9%	18.0%
Other income	0.5%	0.4%
Interest expense	(5.0)	(6.1)

Net margin as a percentage of average managed auto receivables	12.4%	12.3%

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income (in thousands):

Years Ended June 30,	2003	2002
Finance charge income per consolidated statements of income	$613,225	$339,430
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	2,049,024	1,907,212

Managed basis finance charge income	$2,662,249	$2,246,642

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

Years Ended June 30,	2003	2002
Other income per consolidated statements of income	$24,642	$12,887
Adjustments to reflect investment income earned on cash in gain on sale Trusts	10,716	14,442
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	34,436	24,468

Managed basis other income	$69,794	$51,797

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

Years Ended June 30,	2003	2002
Interest expense per consolidated statements of income	$202,225	$135,928
Adjustments to reflect interest expense incurred by gain on sale Trusts	577,637	623,396

Managed basis interest expense	$779,862	$759,324

Credit Quality

The Company provides financing in relatively high-risk markets, and, therefore, anticipates a corresponding high level of delinquencies and charge-offs.

Finance receivables on the Company’s balance sheets include receivables purchased but not yet securitized and receivables securitized by the Company after September 30, 2002. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses inherent in finance receivables. Historically, finance receivables were charged off to the allowance for loan losses when the Company repossessed and disposed of the automobile or the account was otherwise deemed uncollectable. During the three months ended December 31, 2003, the Company changed its charge-off policy to charge off repossessed accounts when the automobile has been repossessed and is legally available for disposition.

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

June 30, 2004	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$6,782,280	$5,140,522	$11,922,802

Nonaccretable acquisition fees	(176,203)
Allowance for loan losses	(242,208)

Receivables, net	$6,363,869

Number of outstanding contracts	508,517	503,154	1,011,671

Average principal amount of outstanding contract (in dollars)	$13,337	$10,217	$11,785

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

June 30, 2003	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$5,326,314	$9,562,464	$14,888,778

Nonaccretable acquisition fees	(102,719)
Allowance for loan losses	(226,979)

Receivables, net	$4,996,616

Number of outstanding contracts	351,359	808,980	1,160,339

Average principal amount of outstanding contract (in dollars)	$15,159	$11,820	$12,831

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses and nonaccretable acquisition fees increased to $418.4 million, or 6.2% of finance receivables, at June 30, 2004, from $329.7 million, or 6.2% of finance receivables, at June 30, 2003. The increase in allowance for loan losses and nonaccretable acquisition fees resulted from increased finance receivables outstanding.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

June 30, 2004	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$285,291	4.2%	$462,723	9.0%	$748,014	6.3%
Greater-than-60 days	106,390	1.6	173,888	3.4	280,278	2.3

	391,681	5.8	636,611	12.4	1,028,292	8.6
In repossession	12,692	0.2	20,558	0.4	33,250	0.3

	$404,373	6.0%	$657,169	12.8%	$1,061,542	8.9%

June 30, 2003	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$251,682	4.7%	$968,381	10.1%	$1,220,063	8.2%
Greater-than-60 days	96,784	1.8	398,814	4.2	495,598	3.3

	348,466	6.5	1,367,195	14.3	1,715,661	11.5
In repossession	36,693	0.7	136,244	1.4	172,937	1.2

	$385,159	7.2%	$1,503,439	15.7%	$1,888,598	12.7%

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

Total managed finance receivables 31 to 60 days and greater-than-60 days delinquent were lower as of June 30, 2004, compared to June 30, 2003, due to the Company’s implementation of more aggressive repossession and liquidation strategies on late-stage delinquent accounts in early calendar 2003 as well as improved credit performance on loans originated since implementation of the revised operating plan in February 2003. The decline in the level of accounts in repossession is due to the Company’s change in its repossession charge-off policy to charge off accounts when the automobile is repossessed and legally available for disposition rather than when it is repossessed and disposed of.

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to the relative lower overall seasoning of such finance receivables as well as improved credit performance on loans originated since implementation of the revised operating plan in February 2003.

Deferrals

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. The Company’s policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of the Company’s customer base and policies and guidelines of the deferral program, approximately 50% of the Company’s customers receive a deferral at some point in the life of their loan.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

Years ended June 30,	2004	2003	2002
Finance receivables	2.0%	0.4%	0.1%
Gain on sale receivables	4.4	6.2	4.8

	6.4%	6.6%	4.9%

The percentage of contracts receiving a payment deferral decreased during fiscal 2004, compared to fiscal 2003, due to the decline in delinquent receivables. The percentage of contracts receiving a payment deferral increased during fiscal 2003, compared to fiscal 2002, due to the Company providing deferments to a higher number of consumers who were temporarily unable to make monthly payments as originally contracted due to weak economic conditions.

The following is a summary of total deferrals as a percentage of managed receivables outstanding:

June 30, 2004	Finance Receivables	Gain on Sale	Total Managed
Never deferred	85.0%	51.0%	70.3%
Deferred:
1-2 times	13.7	41.4	25.7
3-4 times	1.1	7.4	3.8
Greater than 4 times	0.2	0.2	0.2

Total deferred	15.0	49.0	29.7

Total	100.0%	100.0%	100.0%

June 30, 2003	Finance Receivables	Gain on Sale	Total Managed
Never deferred	94.9%	62.9%	74.7%
Deferred:
1-2 times	4.7	34.4	23.5
3-4 times	0.4	2.6	1.7
Greater than 4 times	0.0	0.1	0.1

Total deferred	5.1	37.1	25.3

Total	100.0%	100.0%	100.0%

The Company evaluates the results of its deferment strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying deferred accounts has depreciated over the same period of time. Based on this evaluation, the Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferment levels do not have a direct impact on the ultimate amount of finance receivables charged off by the Company. However, timing of charge-offs may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios and loss emergence periods used in the determination of the adequacy of the Company’s allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss emergence period, which would increase expectations of credit losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2004	2003	2002
Finance receivables:
Repossession charge-offs	$393,231	$149,841	$76,799
Less: Recoveries	(185,681)	(68,004)	(39,520)
Mandatory charge-offs(a)	47,584	29,529	17,141

Net charge-offs	$255,134	$111,366	$54,420

Gain on Sale:
Repossession charge-offs	$968,130	$1,222,325	$740,016
Less: Recoveries	(377,490)	(503,350)	(355,252)
Mandatory charge-offs(a)	101,288	196,316	134,634

Net charge-offs	$691,928	$915,291	$519,398

Total managed:
Repossession charge-offs	$1,361,361	$1,372,166	$816,815
Less: Recoveries	(563,171)	(571,354)	(394,772)
Mandatory charge-offs(a)	148,872	225,845	151,775

Net charge-offs	$947,062	$1,026,657	$573,818

Net charge-offs as a percentage of average managed receivables outstanding	7.2%	6.5%	4.6%

Recoveries as a percentage of repossession charge-offs	41.4%	41.6%	48.3%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as a percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for fiscal 2004, as compared to fiscal 2003, resulted primarily from the Company’s change in repossession charge-off policy during the quarter ended December 31, 2003, and weakness in the economy during the first half of fiscal 2004. In implementing the new repossession charge-off policy, the Company incurred additional charge-offs of $49.6 million related to the acceleration of charge-off timing for certain accounts already repossessed. The increase in net charge-offs for fiscal 2003, as compared to fiscal 2002, resulted primarily from continued weakness in the economy, including higher unemployment rates, as well as lower net recoveries on repossessed vehicles. Recoveries as a percentage of repossession charge-offs decreased due to the general declines in used car auction values. In addition, the Company implemented a more aggressive strategy for repossessing and liquidating late stage delinquent accounts in early calendar 2003 resulting in a higher level of net charge-offs for fiscal 2003.

Liquidity and Capital Resources

General

The Company’s primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, issuance of senior notes, convertible senior notes and equity, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of warehouse credit facilities, whole loan purchase facility, securitization notes payable and senior notes and funding credit enhancement requirements for securitization transactions.

The Company used cash of $3,859.7 million, $6,559.6 million and $9,055.0 million for the purchase of finance receivables during fiscal 2004, 2003 and 2002, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through the sale of finance receivables or the long-term financing of finance receivables in securitization transactions.

Warehouse Credit Facilities

As of June 30, 2004, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Medium term note	February 2005(a)(b)	$500.0	$500.0
Commercial paper	November 2006(a)(c)	1,950.0

		$2,450.0	$500.0

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.

In October 2003, the Company exercised its right to cancel a medium term note facility that was scheduled to mature in June 2004.

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

In August 2004, the Company entered into a $400.0 million one-year facility under which the Company can finance the repurchase of receivables from securitization transactions that have reached the point in time at which the Company may exercise its clean-up call option. At the maturity date of the facility, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged to the facility. The Company intends to hold the repurchased receivables under the credit line until their ultimate maturity. This facility, combined with existing warehouse facilities, brings total available commitments to $2.9 billion.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2004, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, the Company terminated the whole loan purchase facility.

Convertible Senior Notes

In November 2003, the Company issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, may be converted prior to maturity into shares of the Company’s common stock at $18.68 per share, subject to certain conditions including a requirement that the Company’s stock be above $22.42 per share for a specified period of time. Additionally, the Company may exercise its option to repurchase the notes, or holders of the convertible senior notes may require the Company to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or on November 15, 2013, or 2018 at par. In conjunction with the issuance of the convertible senior notes, the Company purchased a call option that entitles it to purchase shares of the Company’s stock in an amount equal to the number of shares converted at $18.68 per share. This call option allows the Company to offset the dilution of its shares if the conversion feature of the senior convertible notes is exercised. The Company also issued warrants to purchase 10,705,205 shares of the Company’s common stock. Each warrant entitles the holder, at its option, and subject to certain provisions within the warrant agreement, to purchase one share of common stock from the Company at $28.20 per share, at any time prior to its expiration on October 15, 2008.

Contractual Obligations

The following table summarizes the expected scheduled payments, excluding interest, where applicable, under the Company’s contractual obligations (in thousands):

Years Ending June 30,	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$17,526	$15,339	$13,564	$12,777	$12,124	$31,848	$103,178
Other notes payable	8,782	5,577	3,178	350	337	3,218	21,442
Medium term notes	500,000						500,000
Securitization notes payable	2,291,323	1,572,030	1,271,242	415,683	48,454		5,598,732
Senior notes					166,414		166,414
Convertible senior notes						200,000	200,000

Total	$2,817,631	$1,592,946	$1,287,984	$428,810	$227,329	$235,066	$6,589,766

Securitizations

The Company has completed 44 securitization transactions through June 30, 2004. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities and whole loan purchase facility.

A summary of the active transactions through June 30, 2004, is as follows (in millions):

Transaction(a)	Date	Original Amount	Balance at June 30, 2004
Gain on sale:
2000-B	May 2000	$1,200.0	$113.8
2000-C	August 2000	1,100.0	131.5
2000-1	November 2000	495.0	51.7
2000-D	November 2000	600.0	94.1
2001-A	February 2001	1,400.0	246.5
2001-1	April 2001	1,089.0	180.2
2001-B	July 2001	1,850.0	453.5
2001-C	September 2001	1,600.0	444.8
2001-D	October 2001	1,800.0	531.8
2002-A	February 2002	1,600.0	549.4
2002-1	April 2002	990.0	319.4
2002-A Canada(b)	May 2002	145.0	73.6
2002-B	June 2002	1,200.0	474.1
2002-C	August 2002	1,300.0	548.5
2002-D	September 2002	600.0	268.6

Total gain on sale transactions		16,969.0	4,481.5

Secured financing:
2002-E-M	October 2002	1,700.0	881.3
C2002-1 Canada(b)(c)	November 2002	137.0	86.1
2003-A-M	April 2003	1,000.0	577.4
2003-B-X	May 2003	825.0	502.5
2003-C-F	September 2003	915.0	631.0
2003-D-M	October 2003	1,200.0	874.2
2004-A-F	February 2004	750.0	628.1
2004-B-M	April 2004	900.0	843.1
2004-1(d)	June 2004	575.0	575.0

Total secured financing transactions		8,002.0	5,598.7

Total active securitizations		$24,971.0	$10,080.2

(a)	Transactions originally totaling $9,045.5 million have been paid off as of June 30, 2004.
(b)	Balances at June 30, 2004, reflect fluctuations in foreign currency translation rates and principal pay downs.
(c)	Amounts do not include $22.4 million of asset-backed securities issued and retained by the Company.
(d)	Amounts do not include $40.8 million of asset-backed securities retained by the Company.

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

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities as well as the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. However, the Company currently has no material outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely be required to provide initial credit enhancement deposits in future securitization transactions from its existing capital resources.

The Company’s second type of securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of the Company’s credit enhancement required in a securitization transaction in a manner similar to the utilization of insurance or other alternative credit enhancements described in the preceding paragraph.

The initial cash deposit and overcollateralization transfer as well as the targeted levels of credit enhancement required in the Company’s securitization transactions completed since January 1, 2003, were higher than the levels required in the Company’s prior securitization transactions. Initial cash deposit and overcollateralization levels were raised to approximately 10.5% from 7% of the original receivable pool balance and target credit enhancement levels now must reach approximately 18.5% compared to the previous requirement of 12% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company expects to begin to receive cash distributions approximately five to eight months after receivables are securitized. The Company believes that additional securitizations to be completed in fiscal 2005 will require initial cash and overcollateralization levels and target credit enhancement levels similar to securitization transactions completed in fiscal 2004.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2004	2003	2002
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash		$50.2	$344.6
Overcollateralization		7.9	23.9
Borrowings under credit enhancement facility			182.5
Secured financing Trusts:
Restricted cash	$96.4	117.6
Overcollateralization	479.9	299.1
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	338.3	140.8	243.6
Secured financing Trusts	248.2	117.7

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that has already met its own credit enhancement requirement may be used to fund increased credit enhancement requirements with respect to FSA Program securitization in which specified portfolio performance ratios have been exceeded, rather than being distributed to the Company.

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002 are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

As of June 30, 2004, the Company had exceeded its targeted cumulative net loss triggers in seven of the eleven remaining FSA Program securitization Trusts and waivers were not granted by FSA. Accordingly, cash generated by FSA Program securitization Trusts otherwise distributable to the Company was used to fund increased credit enhancement levels for the FSA Program securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in all of the FSA Program securitizations that had breached targeted cumulative net loss triggers as of June 30, 2004. The increase in required credit enhancement levels caused by breach of cumulative net loss triggers on the FSA Program Trusts resulted in an additional $207.7 million in restricted cash being held by these Trusts as of June 30, 2004. The targeted cumulative net loss triggers are expected to be breached on the remaining FSA Program securitization Trusts during fiscal 2005. The Company does not expect waivers to be granted by FSA in the future with respect to securitizations that breach portfolio performance triggers and estimates that cash otherwise distributable to the Company on FSA Program securitization transactions will be used to fund increased credit enhancement for remaining FSA Program transactions, delaying and reducing the amount to be released to the Company during fiscal 2005.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2004, no such termination events have occurred with respect to any of the Trusts formed by the Company.

On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. In accordance with this plan, the Company repurchased 1,832,100 shares of its common stock during the fourth quarter of fiscal 2004. Subsequent to June 30, 2004, the Company repurchased an additional 3,499,250 shares of its common stock, completing this repurchase plan.

On August 17, 2004, the Company announced the approval of another stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. No shares have been repurchased under this plan.

Operating Plan

In February 2003, the Company implemented a revised operating plan in order to preserve and strengthen its capital and liquidity position. The plan included a decrease in targeted loan origination volume to approximately $750.0 million per quarter and a reduction of operating expenses through downsizing its workforce, consolidating its branch office network and closing the Canadian lending activities. The stated objectives of the revised operating plan were substantially met by the end of calendar 2003. In the first half of calendar 2004, the Company raised its loan origination targets and has added staff to its branch office network in order to support loan growth. As a result, loan origination volume reached $1,075.5 million for the fourth quarter of fiscal 2004. The Company intends to continue to expand loan origination volume at a moderate pace in fiscal 2005.

The Company believes that it has sufficient liquidity to achieve its expansion strategies in fiscal 2005. As of June 30, 2004, the Company had unrestricted cash balances of $421.5 million. Assuming that origination volume ranges from $4.5 billion to $5.0 billion in fiscal 2005 and the initial credit enhancement requirement for the Company’s securitization transactions remains at 10.5%, the Company would require $472.5 million to $525.0 million in cash or liquidity to fund initial credit enhancement in fiscal 2005. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits for fiscal 2005. The Company will continue to require the execution of additional securitization transactions in fiscal 2005. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and was otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

Off-Balance Sheet Arrangements

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. Under this structure, notes issued by the Company’s unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on the Company’s consolidated balance sheets. See Liquidity and Capital Resources—Securitization for a detailed discussion of the Company’s securitization transactions.

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

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by its special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by the Company is included in derivative financial instruments on the Company’s consolidated balance sheets.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on securities issued by its securitization Trusts to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company from its credit enhancement assets over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings are included in other assets and the fair value of the interest rate cap agreements sold by the Company are included in derivative financial instruments on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of June 30, 2004 (dollars in thousands):

Years Ending June 30,	2005	2006	2007	2008	2009	Thereafter	Fair Value
Assets:
Finance receivables	$2,601,266	$1,872,333	$1,249,827	$728,927	$281,149	$48,778	$6,732,272
Interest-only receivables from Trusts	$52,982	$46,392	$11,578				$110,952
Interest rate caps purchased
Notional amounts	$871,036	$366,838	$232,846	$174,594	$111,394	$40,833	$5,931
Average strike rate	5.86%	6.32%	5.90%	4.75%	4.75%	4.75%

Liabilities:
Warehouse credit facilities
Principal amounts	$500,000						$500,000
Weighted average effective interest rate	2.97%
Securitization notes payable
Principal amounts	$2,291,323	$1,572,030	$1,271,242	$415,683	$48,454		$5,662,771
Weighted average effective interest rate	2.65%	3.15%	3.30%	3.85%	5.07%
Senior notes
Principal amounts					$167,750		$178,654
Weighted average effective interest rate					9.25%
Convertible senior notes
Principal amounts						$200,000	$249,000
Weighted average effective interest rate						1.75%
Interest rate swaps
Notional amounts	$1,071,921	$499,057	$160,316				$6,791
Average pay rate	3.86%	3.83%	3.04%
Average receive rate	3.01%	3.99%	4.85%
Interest rate caps sold
Notional amounts	$814,130	$358,093	$232,846	$174,594	$111,394	$40,833	$5,557
Average strike rate	6.91%	6.91%	5.90%	4.75%	4.75%	4.75%

The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of June 30, 2003 (dollars in thousands):

Years Ending June 30,	2004	2005	2006	2007	2008	Thereafter	Fair Value
Assets:
Finance receivables	$1,720,650	$1,404,071	$1,053,112	$745,070	$380,991	$22,420	$5,429,420
Interest-only receivables from Trusts	$84,277	$94,905	$32,925	$977			$213,084
Interest rate caps purchased
Notional amounts	$2,677,104	$1,604,436	$783,817	$438,465	$285,585	$108,115	$11,506
Average strike rate	5.60%	5.57%	5.69%	5.07%	4.52%	4.51%

Liabilities:
Warehouse credit facilities
Principal amounts	$772,438	$500,000					$1,272,438
Weighted average effective interest rate	2.07%	3.46%
Whole loan purchase facility Principal amounts	$902,873						$902,873
Weighted average effective interest rate	8.22%
Securitization notes payable Principal amounts	$1,255,420	$829,929	$615,646	$580,375			$3,296,269
Weighted average effective interest rate	2.27%	2.90%	3.81%	4.45%
Senior notes
Principal amounts			$200,000			$175,000	$356,500
Weighted average effective interest rate			9.88%			9.36%
Interest rate swaps
Notional amounts	$1,833,117	$979,140	$469,738	$160,316			$64,793
Average pay rate	3.92%	3.99%	4.02%	3.04%
Average receive rate	1.88%	2.47%	3.15%	3.93%
Interest rate caps sold
Notional amounts	$1,013,535	$665,293	$220,779	$109,559	$68,289	$25,559	$1,738
Average strike rate	6.39%	6.39%	6.39%	5.45%	4.53%	4.53%

Finance receivables and interest-only receivables from Trusts are estimated to be realized by the Company in future periods using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Warehouse credit facilities, whole loan purchase facility, securitization notes payable, senior notes and convertible senior notes principal amounts have been classified based on expected payoff.

The notional amounts of interest rate swap and cap agreements, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company’s exposure to loss through its use of these agreements.

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

Current Accounting Pronouncements

Statement of Position 03-3

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 clarified that credit related discounts only apply when there is a deterioration in credit quality between the time the loan is originated and when it is acquired. The Company’s loans are acquired shortly after origination and there is no credit deterioration during the time between origination of loans and purchase of loans by the Company. Accordingly, once SOP 03-3 is adopted, the Company’s dealer acquisition fees, classified as nonaccretable acquisition fees prior to July 1, 2004, will no longer be considered credit-related and will be accreted into earnings as an adjustment to yield over the life of the loans in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged and restatement of previously issued financial statements is prohibited. The Company adopted SOP 03-3 beginning with loans purchased subsequent to June 30, 2004. The adoption of SOP 03-3 will increase the provision for loan losses, thereby reducing earnings in the short term. This impact will be offset over time by an increase in finance charge income on loans purchased after June 30, 2004, as acquisition fees are amortized to income. The implementation of this guidance is expected to lower fiscal 2005 earnings by approximately $48.0 million, or $0.30 per share.

Emerging Issues Task Force Issue No. 04-8

On July 1, 2004, the Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. This change would result in the Company’s convertible senior notes, as currently structured, being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. This issue is expected to be discussed at the EITF’s September 2004 meeting, which could ultimately result in the Financial Accounting Standards Board (“FASB”) either (1) amending the current accounting guidance in Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) or (2) issuing a FASB Staff Bulletin to clarify SFAS 128 for the specific situations when accounting for contingently issuable shares applies. If enacted as currently proposed, EITF 04-8 would require retroactive restatement of diluted earnings per share, which could result in a decrease in the Company’s previously reported diluted earnings per share of approximately $0.05 for fiscal 2004. Net income for fiscal 2004 would not be affected.

Forward-Looking Statements

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2004. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.    Financial Statements and Supplementary Data

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2004	2003
Assets
Cash and cash equivalents	$421,450	$316,921
Finance receivables, net	6,363,869	4,996,616
Interest-only receivables from Trusts	110,952	213,084
Investments in Trust receivables	528,345	760,528
Restricted cash—gain on sale Trusts	423,025	387,006
Restricted cash— securitization notes payable	482,724	229,917
Restricted cash—warehouse credit facilities	209,875	764,832
Property and equipment, net	101,424	123,713
Other assets	182,915	315,412

Total assets	$8,824,579	$8,108,029

Liabilities and Shareholders’ Equity
Liabilities:
Warehouse credit facilities	$500,000	$1,272,438
Whole loan purchase facility		902,873
Securitization notes payable	5,598,732	3,281,370
Senior notes	166,414	378,432
Convertible senior notes	200,000
Other notes payable	21,442	34,599
Funding payable	37,273	25,562
Accrued taxes and expenses	159,798	162,433
Derivative financial instruments	12,348	66,531
Deferred income taxes	3,460	103,162

Total liabilities	6,699,467	6,227,400

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued Common stock, $.01 par value per share, 230,000,000 shares authorized; 162,777,598 and 160,272,366 shares issued	1,628	1,603
Additional paid-in capital	1,081,079	1,064,641
Accumulated other comprehensive income	36,823	5,168
Retained earnings	1,047,725	820,742

	2,167,255	1,892,154
Treasury stock, at cost (5,165,588 and 3,821,495 shares)	(42,143)	(11,525)

Total shareholders’ equity	2,125,112	1,880,629

Total liabilities and shareholders’ equity	$8,824,579	$8,108,029

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

Years Ended June 30,	2004	2003	2002
Revenue
Finance charge income	$927,592	$613,225	$339,430
Gain on sale of receivables		132,084	448,544
Servicing income	256,237	211,330	335,855
Other income	32,007	24,642	12,887

	1,215,836	981,281	1,136,716

Costs and expenses
Operating expenses	325,753	373,739	424,131
Provision for loan losses	257,070	307,570	65,161
Interest expense	251,963	202,225	135,928
Restructuring charges	15,934	63,261

	850,720	946,795	625,220

Income before income taxes	365,116	34,486	511,496
Income tax provision	138,133	13,277	196,926

Net income	226,983	21,209	314,570

Other comprehensive income (loss)
Unrealized gains (losses) on credit enhancement assets	20,359	(140,905)	(30,864)
Unrealized gains on cash flow hedges	28,509	13,960	22,948
Foreign currency translation adjustment	1,347	12,396	2,022
Income tax (provision) benefit	(18,560)	48,874	3,048

Other comprehensive income (loss)	31,655	(65,675)	(2,846)

Comprehensive income (loss)	$258,638	$(44,466)	$311,724

Earnings per share
Basic	$1.45	$0.15	$3.71

Diluted	$1.42	$0.15	$3.50

Weighted average shares outstanding	156,885,546	137,501,378	84,748,033

Weighted average shares and assumed incremental shares	159,630,695	137,807,775	89,800,621

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 30, 2001	89,853,792	$899	$520,077	$73,689	$484,963	6,439,737	$(19,432)
Common stock issued on exercise of options	1,710,451	17	20,800
Income tax benefit from exercise of options			22,304
Common stock issued for employee benefit plans	152,173	1	10,775			(540,496)	1,632
Other comprehensive loss, net of income tax benefit of $3,048				(2,846)
Net income					314,570

Balance at June 30, 2002	91,716,416	917	573,956	70,843	799,533	5,899,241	(17,800)
Common stock issued on exercise of options	55,950	1	441
Income tax benefit from exercise of options			268
Common stock issued for employee benefit plans			3,043			(2,077,746)	6,275
Common stock issued in public offering	68,500,000	685	480,324
Issuance of warrants			6,609
Other comprehensive loss, net of income tax benefit of $48,874				(65,675)
Net income					21,209

Balance at June 30, 2003	160,272,366	1,603	1,064,641	5,168	820,742	3,821,495	(11,525)
Common stock issued on exercise of options	2,505,232	25	29,991
Income tax benefit from exercise of options			8,383
Common stock issued for employee benefit plans			2,842			(550,907)	2,720
Issuance of warrants			34,441
Purchase of call option on common stock			(61,490)
Option expense			2,271
Repurchase of common stock						1,895,000	(33,338)
Other comprehensive income, net of income taxes of $18,560				31,655
Net income					226,983

Balance at June 30, 2004	162,777,598	$1,628	$1,081,079	$36,823	$1,047,725	5,165,588	$(42,143)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended June 30,	2004	2003	2002
Cash flows from operating activities
Net income	$226,983	$21,209	$314,570
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	77,157	56,677	38,372
Provision for loan losses	257,070	307,570	65,161
Deferred income taxes	(109,871)	7,441	40,770
Accretion of present value discount	(100,235)	(99,351)	(112,261)
Impairment of credit enhancement assets	33,364	189,520	53,897
Non-cash gain on sale of receivables		(124,831)	(424,771)
Non-cash restructuring charges	12,040	41,251
Other	(1,038)	3,182	2,018
Distributions from gain on sale Trusts, net of swap payments	338,296	140,836	243,596
Initial deposits to credit enhancement assets		(58,101)	(368,495)
Changes in assets and liabilities:
Other assets	85,061	(55,884)	(41,979)
Accrued taxes and expenses	(6,565)	(48,015)	88,017
Purchases of receivables held for sale		(647,647)	(9,055,028)
Principal collections and recoveries on receivables held for sale		74,370	235,323
Net proceeds from sale of receivables		2,495,353	8,546,229

Net cash provided (used) by operating activities	812,262	2,303,580	(374,581)

Cash flows from investing activities
Purchase of receivables	(3,859,728)	(5,911,952)
Principal collections and recoveries on receivables	2,237,731	812,825
Purchases of property and equipment	(4,703)	(40,670)	(11,559)
Change in restricted cash—securitization notes payable	(252,469)	(228,184)
Change in restricted cash—warehouse credit facilities	554,957	(708,361)	9,926
Change in other assets	55,043	(31,370)	(20,030)

Net cash used by investing activities	(1,269,169)	(6,107,712)	(21,663)

Cash flows from financing activities
Net change in warehouse credit facilities	(772,438)	(479,223)	248,073
Proceeds from whole loan purchase facility		875,000
Repayment of whole loan purchase facility	(905,000)
Issuance of securitization notes	4,340,000	3,689,554
Payments on securitization notes	(2,023,449)	(428,324)
Senior notes swap settlement		9,700
Proceeds from issuance of senior notes			175,000
Retirement of senior notes	(207,250)	(39,631)	(139,522)
Proceeds from issuance of convertible senior notes	200,000
Borrowings under credit enhancement facility			182,500
Debt issuance costs	(28,306)	(35,511)	(22,518)
Net change in notes payable	(13,192)	(45,568)	(21,484)
Issuance of warrants	34,441
Purchase of call option on common stock	(61,490)
Repurchase of common stock	(32,169)
Proceeds from issuance of common stock	30,046	482,345	20,818

Net cash provided by financing activities	561,193	4,028,342	442,867

Net increase in cash and cash equivalents	104,286	224,210	46,623
Effect of Canadian exchange rate changes on cash and cash equivalents	243	362	710
Cash and cash equivalents at beginning of year	316,921	92,349	45,016

Cash and cash equivalents at end of year	$421,450	$316,921	$92,349

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

History and Operations

AmeriCredit Corp. (“Company”) was formed on August 1, 1986, and, since September 1992, has been in the business of purchasing and servicing automobile sales finance contracts. The Company operated 89 auto lending branch offices in 31 states as of June 30, 2004.

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

Finance Receivables

The Company’s securitization transactions have been structured as secured financings since September 30, 2002. Accordingly, finance receivables are carried at amortized cost at June 30, 2004 and 2003. Prior to October 1, 2002, finance receivables were classified as held for sale.

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

Allowance for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in the Company’s finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. The Company also uses historical charge-off experience to determine a loss emergence period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss emergence period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding probable credit losses and loss emergence periods are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above.

Charge-off Policy

The Company’s policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. Historically, the Company charged off accounts in repossession at the time the repossessed automobile was disposed of at auction. During the three months ended December 31, 2003, the Company changed its repossession charge-off policy to charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $15.0 million at June 30, 2004, are included in other assets on the consolidated balance sheet pending disposal.

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

The Company retained an interest in the receivables in the form of a residual or interest-only receivables from Trusts and also retained other subordinated interests in the receivables transferred to the Trusts. The allocated basis of the interests retained is classified as either interest-only receivables from Trusts, investments in Trust receivables or restricted cash—gain on sale Trusts in the Company’s consolidated balance sheets depending upon the form of interest retained. These interests are collectively referred to as credit enhancement assets.

Since finance receivables held by the Trusts can be contractually prepaid or otherwise settled in such a way that the Company would not recover all of its recorded investment in the retained interests, credit enhancement assets are classified as available for sale and are measured at fair value. At each reporting date, the fair value of credit enhancement assets is estimated by calculating the present value of their expected cash distribution to the Company using discount rates commensurate with the risks involved. Interest-only receivables from Trusts represents the present value of estimated future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses. Investments in Trust receivables represents the present value of the excess of finance receivables held in the Trusts over outstanding debt balance of the Trusts. Restricted cash—gain on sale Trusts represents the present value of cash held in restricted account used to provide credit enhancement for specific Trusts.

Unrealized gains or unrealized losses are reported net of income tax effects as accumulated other comprehensive income that is a separate component of shareholders’ equity until realized. If a decline in fair value is deemed other-than-temporary, the assets are written down through an impairment charge to operations. The discount used to estimate the present value of the credit enhancement assets is accreted into income using the interest method over the expected life of the securitization and is recorded as part of servicing income.

Subsequent to September 30, 2002, the Company structured its securitization transactions to no longer meet the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Credit enhancements for securitizations accounted for as secured financings are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts on the Company’s consolidated balance sheets. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheets as restricted cash—securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset upon transfer of finance receivables but instead will be recognized in the income statement as earned in future periods.

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

Derivative Financial Instruments

The Company recognizes all of its derivative financial instruments as either assets or liabilities on its consolidated balance sheet at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to convert floating rate exposures on securities issued by securitization Trusts accounted for as secured financings to fixed rates, thereby hedging the variability in interest expense paid on securitization notes payable. These interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging the Company’s exposure to interest rate risk from both an accounting and economic perspective.

The Company also uses interest rate swap agreements to convert floating rate exposures on securities issued by gain on sale securitization Trusts to fixed rates, thereby hedging the variability in future excess cash flows to be received by the Company over the life of the securitization attributable to interest rate risk. Historically, these interest rate swap agreements were designated and qualified as cash flow hedges. The Company dedesignated these swaps as cash flow hedges and discontinued hedge accounting as of December 31, 2003.

For interest rate swap agreements designated as hedges, the Company formally documents all relationships between the interest rate swap agreement and the underlying asset, liability or cash flows being hedged, as well as its risk management objective and strategy for undertaking the hedge transactions. At hedge inception and at least quarterly, the Company also formally assesses whether the interest rate swap agreements that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair value of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods. In addition, the Company also assesses the continued probability that the hedged cash flows will be realized.

The Company uses regression analysis to assess hedge effectiveness of its cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2004, all of the Company’s interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. The Company uses the hypothetical derivative method to measure the amount of ineffectiveness of its cash flow hedges to be recorded in earnings.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges are deferred and included in shareholders’ equity as a component of accumulated other comprehensive income as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. However, if the Company expects the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged item, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on the Company’s consolidated statements of income. The Company discontinues hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

During fiscal 2002, the Company also utilized an interest rate swap agreement to hedge the change in fair value of certain of its fixed rate senior notes. The change in fair value of the interest rate swap agreement and the senior notes were recognized in income. The interest rate swap agreement has been terminated and the previous adjustments to the carrying value of the senior notes were amortized into interest expense over the expected life of the senior notes on an effective yield basis. In April 2004, the Company redeemed the senior notes and the remaining unamortized adjustment to the carrying value of the senior notes was recognized on the Company’s consolidated statements of income.

Interest Rate Cap Agreements

The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company is included in derivative financial instruments on the consolidated balance sheets. Because the interest rate cap agreements entered into by the Company or its special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by the Company are recorded in interest expense on the Company’s consolidated statement of income. The intrinsic value of the interest rate cap agreements purchased by gain on sale Trusts is reflected in the valuation of the credit enhancement assets.

The Company does not hold any interest rate cap or swap agreements for trading purposes.

Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, the Company’s credit exposure is limited to the uncollected interest and the market value related to the contracts that have become favorable to the Company. The Company manages the credit risk of such contracts by using highly rated counterparties, establishing risk limits and monitoring the credit ratings of the counterparties.

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

Revenue Recognition

Finance Charge Income

Finance charge income related to finance receivables is recognized using the interest method. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent. Fees and commissions received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables is sold, charged off or paid in full.

Servicing Income

Servicing income consists of servicing fees earned from servicing domestic finance receivables sold to gain on sale Trusts, other-than-temporary impairment on the Company’s credit enhancement assets and accretion of present value discounts and unrealized gains related to credit enhancement assets. Servicing fees are recognized when earned. Other-than-temporary impairment is recognized when the fair value of the credit enhancement assets is less than the carrying amount. Accretion of present value discounts, representing the risk-adjusted time value of money of estimated cash flows expected to be received from the credit enhancement assets, is accreted into earnings using the interest method over the expected life of the securitization. Additionally, the unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company does not accrete the present value discounts in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Stock-based Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $2.3 million ($1.4 million net of tax) during the year ended June 30, 2004 for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Years Ended June 30,	2004	2003	2002
Net income, as reported	$226,983	$21,209	$314,570
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,899	825	814
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(20,719)	(23,403)	(25,079)

Pro forma net income (loss)	$208,163	$(1,369)	$290,305

Earnings (loss) per share:
Basic—as reported	$1.45	$0.15	$3.71

Basic—pro forma	$1.33	$(0.01)	$3.43

Diluted—as reported	$1.42	$0.15	$3.50

Diluted—pro forma	$1.32	$(0.01)	$3.23

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2004	2003	2002
Expected dividends	0	0	0
Expected volatility	103%	111%	101%
Risk-free interest rate	1.65%	1.75%	4.28%
Expected life	1.8 years	3.2 years	5 years

Current Accounting Pronouncements

Statement of Position 03-3

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 clarified that credit related discounts only apply when there is a deterioration in credit quality between the time the loan is originated and when it is acquired. The Company’s loans are acquired shortly after origination and there is no credit deterioration during the time between origination of loans and purchase of loans by the Company. Accordingly, once SOP 03-3 is adopted, the Company’s dealer acquisition fees, classified as nonaccretable acquisition fees prior to July 1, 2004, will no longer be considered credit-related and will be accreted into earnings as an adjustment to yield over the life of the loans in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable

Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged and restatement of previously issued financial statements is prohibited. The Company adopted SOP 03-3 beginning with loans purchased subsequent to June 30, 2004. The adoption of SOP 03-3 will increase the provision for loan losses, thereby reducing earnings in the short term. This impact will be offset over time by an increase in finance charge income on loans purchased after June 30, 2004, as acquisition fees are amortized to income.

Emerging Issues Task Force Issue No. 04-8

On July 1, 2004, the Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. This change would result in the Company’s convertible senior notes, as currently structured, being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. This issue is expected to be discussed at the EITF’s September 2004 meeting, which could ultimately result in the Financial Accounting Standards Board (“FASB”) either (1) amending the current accounting guidance in Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) or (2) issuing a FASB Staff Bulletin to clarify SFAS 128 for the specific situations when accounting for contingently issuable shares applies. If enacted as currently proposed, EITF 04-8 would require retroactive restatement of diluted earnings per share for the year end June 30, 2004.

2.    Restatement

The Company restated its financial statements for the year ended June 30, 2002, as a result of a review of the accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain interest rate swap agreements that were entered into prior to 2001 and used to hedge interest rate risk on a portion of its cash flows from credit enhancement assets. At the same time, the Company restated its financial statements relating to the implementation of the Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Secured Financial Assets” (“EITF 99-20”).

The Company entered into interest rate swap agreements to hedge the variability in future excess cash flows attributable to fluctuations in interest rates on floating rate securities issued by its securitization Trusts in connection with its securitizations accounted for as sales. The cash flows are expected to be received over the life of the securitizations. Prior to calendar 2001, the Company entered into interest rate swap agreements outside of the securitization Trusts, at the corporate level. Upon implementation of SFAS 133 on July 1, 2000, the swap agreements were valued and recorded separately from the credit enhancement assets on the consolidated balance sheets, with changes in the fair value of the interest rate swap agreements recorded in other comprehensive income. Unrealized losses or gains related to the interest rate swap agreements were reclassified from accumulated other comprehensive income into earnings as accretion was recorded on the hedged cash flows of the credit enhancement assets. However, as unrealized gains related to the credit enhancement assets declined due to worse than expected credit losses and unrealized losses related to the interest rate swap agreements increased due to a declining interest rate environment, a combined net unrealized loss position developed in accumulated other comprehensive income. In these situations, the Company reclassified amounts from accumulated other comprehensive income into earnings based upon the cash flows of the credit enhancement assets utilizing a discount rate which resulted in all of the remaining unrealized loss in accumulated other comprehensive income being reclassified into earnings in the same period when the remaining accretion on the credit enhancement assets was projected to be realized. A review of this accounting treatment indicated that the Company should have reclassified additional accumulated other comprehensive losses into earnings since the combination of the derivative instrument and the hedged item resulted in net unrealized losses that were not expected to be recovered in future periods. Additionally, the Company reported payments relating to the interest rate swap agreements as a reduction of unrealized gains on credit enhancement assets within accumulated other comprehensive income. This treatment resulted in a misclassification of unrealized losses on cash flow hedges within other comprehensive income and an overstatement of servicing income by $62.2 million ($38.2 million net of tax) during the year ended June 30, 2002.

In addition, in determining the amount of present value discount to accrete into earnings, the Company utilized discount rates that were less than the discount rates used to value the credit enhancement assets. This treatment reduced the amount of earnings to be reclassified from accumulated other comprehensive income into earnings. The Company also compared total undiscounted cash flows to the carrying value of the asset in determining whether there was an other-than-temporary impairment of a credit enhancement asset that should be recorded as a loss in earnings which resulted in unrealized losses on credit enhancement assets remaining in other comprehensive income during the year ended June 30, 2002. A review of these two accounting treatments indicated that under EITF 99-20 the Company should have used the same discount rate used to value the credit enhancement assets to accrete the present value discount into earnings. Additionally, EITF 99-20 requires that the Company compare total discounted cash flows to the carrying value of the asset in determining whether there was an other than temporary impairment of a credit enhancement asset that should be recorded as a loss in earnings. The impact of this review was that an additional $57.6 million of accretion and $48.9 million of impairment on credit enhancement assets, or a net $8.7 million ($5.3 million net of tax), of servicing income should have been recorded for the year ended June 30, 2002.

Accordingly, as disclosed in the June 30, 2003, Form 10-K, the Company restated its financial statements for the year ended June 30, 2002, to reclassify additional unrealized gains and losses to servicing income from accumulated other comprehensive income for changes in the amount of losses on cash flow hedges, accretion and impairment on credit enhancement assets to be recognized. It was also determined through the review that periods prior to the year ended June 30, 2002, were not impacted and thus no restatement was required.

In August 2003, the Company was contacted by the staff of the enforcement division of the Securities and Exchange Commission (“SEC”) and informally requested to provide the staff with certain documents and other information related to the restatement. Subsequently, in connection with a registration statement filed by the Company with the SEC for the Company’s convertible senior notes, the staff of the Division of Corporation Finance of the SEC conducted an extensive review of the disclosures in the Company’s filings with the SEC, including the disclosures related to and the events resulting in the restatement. Following the review by the SEC’s Division of Corporation Finance, the registration statement was declared effective in July 2004. The Company cooperated fully with the staff of the SEC in these reviews. At this point, the Company does not anticipate any further communication from the SEC related to the restatement.

The restatement resulted in the following changes to the financial statements for the year ended June 30, 2002, that were included in the June 30, 2003, Form 10-K (in thousands, except per share data):

Year Ended June 30, 2002
Servicing income:
Previous	$389,371
As restated	335,855
Income before income taxes:
Previous	$565,012
As restated	511,496
Net income:
Previous	$347,483
As restated	314,570
Diluted earnings per share:
Previous	$3.87
As restated	3.50

June 30, 2002
Credit enhancement assets:
Previous	$1,549,132
As restated	1,541,218
Accumulated other comprehensive income:
Previous	$42,797
As restated	70,843
Shareholders’ equity:
Previous	$1,432,316
As restated	1,427,449

3.    Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2004	2003
Finance receivables unsecuritized	$451,010	$1,755,529
Finance receivables securitized	6,331,270	3,570,785
Less nonaccretable acquisition fees	(176,203)	(102,719)
Less allowance for loan losses	(242,208)	(226,979)

	$6,363,869	$4,996,616

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $337.9 million and $604.1 million pledged under the Company’s warehouse credit facilities as of June 30, 2004 and 2003, respectively. Additionally, finance receivables of $989.1 million were transferred to the whole loan purchase facility as of June 30, 2003.

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $255.6 million and $214.7 million of delinquent finance receivables as of June 30, 2004 and 2003, respectively.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2004	2003	2002
Balance at beginning of year	$102,719	$40,619	$42,281
Purchase of receivables	86,777	114,933	171,537
Nonaccretable acquisition fees related to receivables sold to gain on sale Trusts		(44,766)	(171,314)
Net charge-offs	(13,293)	(8,067)	(1,885)

Balance at end of year	$176,203	$102,719	$40,619

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2004	2003	2002
Balance at beginning of period	$226,979	$22,708	$10,082
Provision for loan losses	257,070	307,570	65,161
Net charge-offs	(241,841)	(103,299)	(52,535)

Balance at end of period	$242,208	$226,979	$22,708

4.    Securitizations

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2004	2003	2002
Receivables securitized:
Sold		$2,507,906	$8,608,909
Secured financing	$4,819,940	3,979,967
Net proceeds from securitization:
Sold		2,495,353	8,546,229
Secured financing	4,340,000	3,689,554
Gain on sale of receivables		132,084	448,544
Servicing fees:
Sold	189,366	301,499	277,491
Secured financing(a)	122,968	37,074
Distributions from Trusts, net of swap payments:
Sold	338,296	140,836	243,596
Secured financing	248,215	117,651

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

The Company retains an interest in the receivables sold in the form of credit enhancement assets and servicing responsibilities for receivables transferred to the Trusts. The Company earns a monthly base servicing fee of 2.25% per annum on the outstanding principal balance of its domestic securitized receivables and supplemental fees (such as late charges) for servicing the receivables. The Company believes that servicing fees received on its domestic securitization pools would fairly compensate a substitute servicer should one be required, and, accordingly, the Company records neither a servicing asset nor a servicing liability. The Company recorded a servicing liability related to the servicing of its Canadian securitization pools because it does not receive a servicing fee for its servicing obligations. A servicing liability of $3.9 million and $8.1 million as of June 30, 2004 and 2003, respectively, are included in accrued taxes and expenses on the Company’s consolidated balance sheets.

As of June 30, 2004 and 2003, the Company was servicing $11,471.8 million and $13,133.2 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

5.    Credit Enhancement Assets

The investors in and insurers of the asset-backed securities sold by the Trusts have no recourse to the Company’s assets other than the credit enhancement assets. Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. The Company’s interest in credit enhancement assets are subordinate to the interests of the investors in and insurers of the Trusts, and the value of such assets is subject to the credit risks related to the receivables transferred to the Trusts. Credit enhancement assets would be utilized to cover monthly principal and interest payments to the investors and administrative fees in the event that cash generated from the securitization Trusts was not sufficient to cover these payments.

Credit enhancement assets consist of the following (in thousands):

June 30,	2004	2003
Interest-only receivables from Trusts	$110,952	$213,084
Investments in Trust receivables	528,345	760,528
Restricted cash—gain on sale	423,025	387,006

	$1,062,322	$1,360,618

A summary of activity in the credit enhancement assets is as follows (in thousands):

June 30,	2004	2003	2002
Balance at beginning of year	$1,360,618	$1,541,218	$1,151,275
Initial deposits		58,101	368,495
Non-cash gain on sale of receivables		124,831	430,243
Payments on credit enhancement facility			(218,819)
Distributions from Trusts	(368,001)	(194,648)	(310,094)
Accretion of present value discount	69,759	123,150	100,033
Other-than-temporary impairment	(33,364)	(189,520)	(53,897)
Change in unrealized gain	33,284	(105,343)	73,523
Canadian currency translation adjustment	26	2,829	459

Balance at end of year	$1,062,322	$1,360,618	$1,541,218

At the time of securitization of finance receivables, the Company is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. These assets represent initial deposits to credit enhancement assets. If the securitization is structured to meet the accounting criteria for sales of receivables, a non-cash gain on sale of receivables is recognized consisting of interest-only receivables from Trusts, net of the present value discount related to the assets pledged as initial deposits to credit enhancement assets. The interest-only receivables from Trusts represent the present value of the estimated excess cash flows expected to be received by the Company over the life of the securitization.

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the required percentage level of assets has been reached. Collections of excess cash flows reduce the interest-only receivables from Trusts, and may be retained by the Trusts to increase restricted cash or investments in Trust receivables.

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

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”). The restricted cash account for each securitization Trust insured by FSA prior to October 2002, referred to herein as the “FSA Program,” is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that has already met its own credit enhancement requirement may be used to fund increased minimum credit enhancement requirements with respect to securitization Trusts in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

The Company has exceeded its targeted net loss triggers in seven FSA Program securitizations and waivers were not granted by FSA. Accordingly, as of June 30, 2004, cash of approximately $208 million generated by FSA Program securitizations otherwise distributable to the Company has been used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted net loss triggers on the remaining FSA Program securitizations during fiscal 2005, which will require increases in the credit enhancement level for these transactions. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 is not expected to be material to the Company’s liquidity position.

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

The present value discount related to credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount is accreted into earnings over the life of credit enhancement assets using the effective interest method. The accretion of present value discount is included in servicing income. The Company does not accrete the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

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

Significant assumptions used in determining the gain on sale of receivables were as follows:

Years Ended June 30,	2003	2002
Cumulative credit losses	12.5%	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash—gain on sale Trusts	9.8%	9.8%

Significant assumptions used in measuring the fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

June 30,	2004	2003
Cumulative credit losses	12.4% – 14.9%	11.3% – 14.7%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash—gain on sale Trusts	9.8%	9.8%

The Company has not presented the expected weighted average life and prepayment assumptions used in determining the gain on sale and in measuring the fair value of credit enhancement assets due to the stability of these two attributes over time. A significant portion of the Company’s prepayment experience relates to defaults that are considered in the cumulative credit loss assumption. The Company’s voluntary prepayment experience on its gain on sale receivables portfolio typically has not fluctuated significantly with changes in market interest rates or other economic or market factors.

An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of the credit enhancement assets would decrease the credit enhancement assets at June 30, 2004, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$35,697	$70,330
Discount rate	10,322	21,382

The adverse changes to the key assumptions and estimates are hypothetical. The change in fair value based on the above variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on fair value is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another, which might magnify or counteract the sensitivities. Furthermore, due to potential changes in current economic conditions, the estimated fair values as disclosed should not be considered indicative of the future performance of these assets. The sensitivities do not reflect actions management might take to offset the impact of any adverse change.

Expected future cumulative static pool credit losses on receivables that have been sold to the Trusts are shown below:

	Securitizations Completed in Years Ended June 30,
	2003	2002	2001	2000
Estimated cumulative credit losses as of:(a)
June 30, 2004	14.1%	13.5%	14.6%	13.7%
June 30, 2003	13.6%	13.2%	14.3%	12.7%
June 30, 2002		11.6%	11.4%	11.1%

(a)	Cumulative credit losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown for each year is a weighted average for all securitizations during the period.

6.    Warehouse Credit Facilities

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

June 30,	2004	2003
Commercial paper facility		$22,438
Medium term note facility	$500,000	1,250,000

	$500,000	$1,272,438

Further detail regarding terms and availability of the warehouse credit facilities as of June 30, 2004, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2006(a)(b)	$1,950,000			$1,000
Medium term note:
February 2005(a)(c)	500,000	$500,000	$337,893	201,062

	$2,450,000	$500,000	$337,893	$202,062

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $7.8 million which is also included in restricted cash—warehouse credit facilities on the consolidated balance sheets.

The Company’s warehouse credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of finance receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2004, none of the Company’s warehouse credit facilities had financial ratios or performance ratios in excess of the targeted levels.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $8.3 million and $7.7 million as of June 30, 2004 and 2003, respectively, are included in other assets on the consolidated balance sheets.

7.    Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. The note was recorded at fair value on the consolidated balance sheets. Debt issuance costs were being amortized over the expected life of the purchase facility and, accordingly, unamortized costs of $26.9 million as of June 30, 2003, were included in other assets on the consolidated balance sheets. In September 2003, the Company terminated the whole loan purchase facility and recognized the remaining unamortized debt issuance costs associated with the facility as a component of interest expense on the consolidated statements of income.

8.    Securitization Notes Payable

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $21.7 million and $17.2 million as of June 30, 2004 and 2003, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (d)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2004	Note Balance at June 30, 2004	Note Balance at June 30, 2003
2002-E-M	June 2009	$1,700,000	3.2%	$946,113	$881,365	$1,403,883
C2002-1 Canada(a)(b)	December 2006	137,000	5.5%	102,907	86,131	121,294
2003-A-M	November 2009	1,000,000	2.6%	660,857	577,394	944,643
2003-B-X	January 2010	825,000	2.3%	573,336	502,492	811,550
2003-C-F	May 2010	915,000	2.8%	720,229	631,014
2003-D-M	August 2010	1,200,000	2.3%	1,018,828	874,178
2004-A-F	February 2011	750,000	2.3%	709,312	628,079
2004-B-M	March 2011	900,000	2.2%	922,212	843,125
2004-1(c)	August 2011	575,000	3.7%	677,476	574,954

		$8,002,000		$6,331,270	$5,598,732	$3,281,370

(a)	Note balances do not include $22.4 million of asset-backed securities issued and retained by the Company.
(b)	The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Note balances do not include $40.8 million of asset-backed securities retained by the Company.
(d)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected payments are $2,291.3 million in fiscal 2005, $1,572.0 million in fiscal 2006, $1,271.2 million in fiscal 2007, $415.7 million in fiscal 2008, and $48.5 million in fiscal 2009.

The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts until the required percentage level of assets has been reached.

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Agreements with the Company’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust.

9.    Senior Notes

Senior notes consists of the following (in thousands):

June 30,	2004	2003
9.25% Senior notes due May 2009 (a)	$166,414	$173,250
9 7/8% Senior notes due April 2006		205,182

	$166,414	$378,432

(a)	Interest on the notes is payable semiannually. The notes are uncollateralized and may be redeemed at the option of the Company after May 2006 at a premium declining to par in May 2008.

During the year ended June 30, 2004, the Company redeemed $7.3 million of its 9.25% Senior Notes due May 2009 and all of its 9 7/8% Senior Notes due 2006.

The Indentures pursuant to which the senior notes were issued contain restrictions including limitations on the Company’s ability to incur additional indebtedness other than certain collateralized indebtedness, pay cash dividends and repurchase common stock. Debt issuance costs and original issue discounts are being amortized over the expected term of the notes; accordingly, unamortized costs of $2.9 million and $5.1 million as of June 30, 2004 and 2003, respectively, are included in other assets in the consolidated balance sheets.

10.    Convertible Senior Notes

In November 2003, the Company issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, may be converted prior to maturity into shares of the Company’s common stock at $18.68 per share, subject to certain conditions including a requirement that the Company’s stock be above $22.42 per share for a specified period of time. Additionally, the Company may exercise its option to repurchase the notes, or holders of the convertible senior notes may require the Company to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or on November 15, 2013, or 2018 at par. Debt issuance costs are being amortized over the expected term of the notes; accordingly unamortized costs of $4.5 million are included in other assets in the consolidated balance sheet as of June 30, 2004.

In conjunction with the issuance of the convertible senior notes, the Company purchased a call option that entitles it to purchase shares of the Company’s stock in an amount equal to the number of shares converted at $18.68 per share. This call option allows the Company to offset the dilution of its shares if the conversion feature of the senior convertible notes is exercised. The Company also issued warrants to purchase 10,705,205 shares of the Company’s common stock. Each warrant entitles the holder, at its option, and subject to certain provisions within the warrant agreement, to purchase one share of common stock from the Company at $28.20 per share, at any time prior to its expiration on October 15, 2008. The warrants may be settled in net shares or net cash, at the Company’s discretion if certain criteria are met. Both the cost of the call option and the proceeds of the warrants are reflected in additional paid in capital on the Company’s consolidated balance sheet.

11.    Other Notes Payable

Other notes payable consists primarily of capital leases. Maturities of other notes payable for years ending June 30 are as follows (in thousands):

2005	$8,782
2006	5,577
2007	3,178
2008	350
2009	337
Thereafter	3,218

$21,442

12.    Derivative Financial Instruments and Hedging Activities

As of June 30, 2004 and 2003, the Company had interest rate swap agreements with underlying notional amounts of $1,469.6 million and $2,385.6 million, respectively. The fair value of the Company’s interest rate swap agreements of $6.8 million and $64.8 million as of June 30, 2004 and 2003, respectively, are included in derivative financial instruments on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains included in accumulated other comprehensive income of approximately $1.3 million as of June 30, 2004, and unrealized losses of $27.2 million as of June 30, 2003. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the years ended June 30, 2004 and 2003. The Company estimates approximately $1.3 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $5.9 million and $11.5 million as of June 30, 2004 and 2003, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $5.6 million and $1.7 million as of June 30, 2004 and 2003, respectively, are included in derivative financial instruments on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2004 and 2003, these restricted cash accounts totaled $36.3 million and $57.8 million, respectively, and are included in other assets on the consolidated balance sheets.

13.    Commitments and Contingencies

Leases

Branch lending offices are generally leased for terms of up to five years with certain rights to extend for additional periods. The Company also leases space for its administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $28.1 million, $35.5 million and $24.4 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2005	$17,526
2006	15,339
2007	13,564
2008	12,777
2009	12,124
Thereafter	31,848

$103,178

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and managed finance receivables, which include finance receivables held on the Company’s consolidated balance sheets and gain on sale receivables serviced by the Company on behalf of the Trusts. The Company’s cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to the Company’s derivative financial instruments are various major financial institutions. Managed finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas and California each accounting for 13% and 12%, respectively, of the managed auto receivables portfolio as of June 30, 2004. No other state accounted for more than 10% of managed finance receivables.

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E bonds of the asset-backed securities issued in certain of its senior subordinate securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $6.1 million and $29.4 million at June 30, 2004 and 2003, respectively. The remaining subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheets to reflect estimates of future cash flows for settlement of the guarantees. See guarantor consolidating financial statements in Note 26.

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of June 30, 2004, the carrying value of the senior notes and convertible senior notes were $166.4 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 26.

Financial Guaranty Insurance Commitments

The Company has committed to offering specific financial guaranty insurance providers the opportunity to provide insurance policies in connection with certain of its future insured securitizations, at competitive market terms. The Company’s commitment to one insurer provides for a specified proportion of financial guaranty insurance to be offered to them during the fiscal year ending June 30, 2005.

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

During the year ended June 30, 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The Company believes that its granting of deferments, which is a common practice within the auto finance industry, complied with the covenants contained in its securitization and warehouse financing documents, and that its deferment activities were properly disclosed to all constituents, including shareholders, asset-backed investors, creditors and credit enhancement providers.

Additionally, a class action complaint, styled Lewis v. AmeriCredit Corp., was filed during the year ended June 30, 2003, against the Company and certain of its officers and directors alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. In Lewis, also pending in the United States District Court for the Northern District of Texas, Fort Worth Division, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

In April 2004, two rulings were issued by the United States District Court for the Northern District of Texas, Fort Worth Division, affecting the Pierce and Lewis lawsuits. On April 1, 2004, the Court, in response to motions to dismiss filed by the Company and the other defendants, ruled that the plaintiff’s complaint in the Pierce lawsuit was deficient and ordered the plaintiff to cure such deficiencies or the case would be dismissed. On April 27, 2004, the Court issued an order consolidating the Lewis case into the Pierce case. In connection with the order consolidating the Lewis and Pierce cases, the Court granted the plaintiffs permission to file an amended, consolidated complaint, which they have done. The Company and the other defendants have filed motions to dismiss the amended complaint, and such motions are presently pending.

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

14.    Common Stock

On October 1, 2002, the Company completed a secondary offering of 67,000,000 shares of common stock at a price of $7.50 per share. On November 13, 2002, an additional 1,500,000 shares were issued to cover over-allotments. The net proceeds of the secondary offering were approximately $481.0 million.

On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. In accordance with this plan, the Company repurchased 1,832,100 shares of its common stock during the three months ended June 30, 2004. Subsequent to June 30, 2004, the Company repurchased an additional 3,499,250 shares of its common stock, completing this repurchase plan.

On August 17, 2004, the Company announced the approval of another stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

15.    Warrants

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

16.    Stock Options

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

A total of 28,500,000 shares have been authorized for grants of options and other stock-based awards under the employee plans, of which 2,000,000 shares are available for grants to non-employee directors as well as employees. As of June 30, 2004, 6,912,385 shares remain available for future grants. The exercise price of each option must equal the market price of the Company’s stock on the date of grant, and the maximum term of each option is ten years. The vesting period is typically four years, although certain options granted to non-officers vest over a two-year period and other options granted to executive management vest upon the occurrence of certain events, such as the achievement of earnings or stock price targets. A committee of the Company’s Board of Directors establishes policies and procedures for option grants, vesting periods and the term of each option.

A total of 1,500,000 shares have been authorized for grants of options under the non-employee director plans. These plans have expired and no shares remain available for future grants. Option grants, vesting periods and the term of each option are established by the terms of the plans or, consistent with such terms, by the Board of Directors.

A total of 6,300,000 shares have been authorized for grants of options under the key executive officer plans, none of which remain available for future grants. Option grants, vesting periods and the exercise price and term of each option are established by the terms of the plans or, consistent with such terms, by the Board of Directors.

Employee Plans

A summary of stock option activity under the Company’s employee plans is as follows (shares in thousands):

Years Ended June 30,	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13,040	$16.02	10,319	$21.40	8,303	$19.40
Granted	272	11.09	5,199	9.11	3,906	24.18
Exercised	(1,383)	12.08	(36)	11.42	(1,290)	15.25
Canceled/forfeited	(1,713)	18.55	(2,442)	24.15	(600)	24.96

Outstanding at end of year	10,216	$15.99	13,040	$16.02	10,319	$21.40

Options exercisable at end of year	7,083	$17.14	5,583	$18.81	4,695	$17.57

Weighted average fair value of options granted during year		$7.87		$6.20		$18.58

A summary of options outstanding under the Company’s employee plans as of June 30, 2004, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.25 to 8.00	457	4.38	$7.04	381	$7.20
$8.01 to 9.00	3,878	5.59	8.78	1,783	8.78
$9.01 to 13.00	744	1.34	11.85	744	11.85
$13.01 to 15.00	403	6.61	14.19	403	14.19
$15.01 to 17.00	2,249	6.03	16.23	1,655	16.27
$17.01 to 18.00	449	4.94	17.50	438	17.48
$18.01 to 22.00	814	5.90	19.01	757	18.87
$22.01 to 30.00	283	6.15	26.58	202	27.05
$30.01 to 50.00	716	6.67	42.44	549	42.58
$50.01 to 65.00	223	1.06	62.30	171	62.60

	10,216			7,083

Restricted stock with an approximate aggregate market value of $2.4 million at the time of grant was also issued under the employee plans during the year ended June 30, 2002. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the restriction period. As of June 30, 2004 and 2003, unamortized compensation expense related to the restricted stock awards was $0.2 million and $1.6 million, respectively.

Non-Employee Director Plans

A summary of stock option activity under the Company’s non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	340	$12.55	360	$11.94	480	$9.75
Exercised	(20)	3.75	(20)	1.56	(120)	3.18

Outstanding at end of year	320	$13.10	340	$12.55	360	$11.94

Options exercisable at end of year	320	$13.10	340	$12.55	360	$11.94

A summary of options outstanding under the Company’s non-employee director plans as of June 30, 2004, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$3.25 to 10.00	100	1.61	$6.99
$10.01 to 15.00	140	3.92	14.77
$15.01 to 20.00	80	5.35	17.81

	320

Key Executive Officer Plans

A summary of stock option activity under the Company’s key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,000	$11.44	5,000	$11.44	5,300	$11.25
Exercised	(1,102)	12.00			(300)	8.00

Outstanding at end of year	3,898	$11.28	5,000	$11.44	5,000	$11.44

Options exercisable at end of year	3,898	$11.28	5,000	$11.44	3,850	$11.27

A summary of options outstanding under the Company’s key executive officer plans as of June 30, 2004, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$8.00	700	1.81	$8.00
$12.00	3,198	0.58	12.00

	3,898

17.    Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. The Company recognized a net benefit of $0.6 million for the year ended June 30, 2004, as a result of the return of prior year unvested contributions being in excess of current year contributions to the plan. The Company’s contributions to the plan were $2.8 million and $5.0 million for the years ended June 30, 2003 and 2002, respectively.

The Company also has an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the market value at specified dates. A total of 5,000,000 shares have been reserved for issuance under the plan. Shares purchased under the plan were 550,907, 1,574,948 and 359,485 for the years ended June 30, 2004, 2003 and 2002, respectively. The Company recognized $1.8 million in expense for the year ended June 30, 2004, as a result of the implementation of SFAS 123 on July 1, 2003.

18.    Related Party Transactions

The Company has provided interest-bearing loans, at market interest rates, to certain current and former executive officers and directors. These loans in the aggregate were $1.4 million at June 30, 2003. All loans to executive officers and directors were paid off as of June 30, 2004.

19.    Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2004	2003	2002
Current	$248,004	$5,836	$156,156
Deferred	(109,871)	7,441	40,770

	$138,133	$13,277	$196,926

The Company’s effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2004	2003	2002
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	2.8	3.5	3.5

	37.8%	38.5%	38.5%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2004	2003
Deferred tax liabilities:
Gains on sale of receivables	$31,719	$144,928
Unrealized gains on credit enhancement assets	12,818	4,749
Other	41,137	28,089

	85,674	177,766

Deferred tax assets:
Unrealized losses on cash flow hedges		10,491
Allowance for loan losses	48,564	29,984
Net operating loss carryforward—Canadian	7,981	6,724
Other	25,669	27,405

	82,214	74,604

Net deferred tax liability	$3,460	$103,162

As of June 30, 2004, the Company has a net operating loss carryforward of approximately $20.9 million for Canadian income tax reporting purposes that expires between June 30, 2006 and June 30, 2011. The Company expects to generate sufficient income to utilize the net operating loss carryforward; accordingly, no tax valuation allowance has been recorded.

20.    Restructuring Charges

The Company recognized restructuring charges of $15.9 million and $63.3 million during the years ended June 30, 2004 and 2003, respectively.

On April 1, 2004, the Company closed its Jacksonville collections center in an effort to continue to align the size of its infrastructure with its operational needs. The Company incurred severance expense of approximately $2.2 million for the closing of the collection center. In addition, the Company recognized approximately $12.0 million of contract termination and other associated charges resulting from the closing of the Jacksonville collections center and the abandonment and subsequent marketing of excess capacity at the Company’s Chandler collections center and corporate headquarters. The remainder of the restructuring charges recognized during the year ended June 30, 2004, related to adjustments to the accrued restructuring charges from the implementation of the revised operating plan in February 2003. As of June 30, 2004, total costs incurred to date in connection with the restructuring includes $18.8 million in personnel-related costs, $25.1 million in contract termination costs and $28.4 million in other associated costs.

The restructuring charges recognized during the year ended June 30, 2003, included a $6.9 million charge for a reduction in workforce in November 2002 and a $56.4 million charge related to the implementation of a revised operating plan. A restructuring charge of $53.1 million representing the costs associated with the revised operating plan was recorded in March 2003. Personnel-related costs consisted primarily of severance costs of identified workforce reductions related to the consolidation/closing of branch offices including the closing of the Company’s Canadian lending operations. All affected employees have been notified of their termination. Contract termination costs included expenses incurred to terminate facility and equipment leases prior to their termination date. Contract termination costs also included estimated costs that will continue to be incurred under facility and equipment contracts for their remaining terms without economic benefit to the Company. The Company estimated this cost by discounting the future cash to be paid under the contracts, net of any assumed proceeds on sublease rentals. As part of the revised operating plan, the Company discontinued the development of its customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment. The discontinuation of this project resulted in a charge of $20.8 million of previously capitalized costs, which was included in other associated costs. In June 2003, the Company recorded increases to its restructuring liability of $3.3 million due to changes in sublease rental income, increased costs incurred to terminate facility and equipment leases and reductions in the estimated realizable value of assets held for sale. Certain contractual payments associated with the revised operating plan will extend through the remaining terms of leases that have not been terminated.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the years ended June 30, 2003 and 2004, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Additions	$16,451	$12,467	$24,153	$53,071
Cash settlements	(16,353)	(5,521)	(271)	(22,145)
Non-cash settlements		243	(23,944)	(23,701)
Adjustments	371	1,121	1,799	3,291

Balance at June 30, 2003	469	8,310	1,737	10,516

Additions	2,200	10,139	2,395	14,734
Cash settlements	(2,481)	(4,661)	406	(6,736)
Non-cash settlements		907	(1,192)	(285)
Adjustments	(178)	1,334	44	1,200

Balance at June 30, 2004	$10	$16,029	$3,390	$19,429

21.    Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2004	2003	2002
Net income	$226,983	$21,209	$314,570

Weighted average shares outstanding	156,885,546	137,501,378	84,748,033
Incremental shares resulting from assumed conversions:
Stock options	2,261,552	302,698	5,052,588
Warrants	483,597	3,699

	2,745,149	306,397	5,052,588

Weighted average shares and assumed incremental shares	159,630,695	137,807,775	89,800,621

Earnings per share:
Basic	$1.45	$0.15	$3.71

Diluted	$1.42	$0.15	$3.50

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

Options to purchase approximately 5.2 million, 12.3 million and 1.7 million shares of common stock for the years ended June 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The Company’s convertible senior notes, which may be converted into 10.7 million shares of common stock if certain conditions are met, were not included in the computation of diluted earnings per share because the contingent conversion conditions have not been met.

22.    Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2004	2003	2002
Interest costs ($345 capitalized in 2002)	$236,968	$227,361	$152,031
Income taxes	202,107	112,330	122,682

During the year ended June 30, 2004, the Company repurchased 62,900 shares of restricted shares at an average price of $18.58 per share from employees and former employees in partial satisfaction of outstanding debt obligations.

During the years ended June 30, 2003 and 2002, the Company entered into capital lease agreements for property and equipment of $13.0 million and $65.1 million, respectively. The Company did not enter into any significant capital lease agreements for property and equipment during the year ended June 30, 2004.

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

23.    Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

Years Ended June 30,	2004	2003	2002
Net unrealized gains on credit enhancement assets:
Balance at beginning of year	$7,508	$94,164	$113,145
Unrealized gains (losses), net of taxes of $11,197, $(40,557) and $32,662, respectively	18,822	(64,786)	52,174
Reclassification into earnings, net of taxes of $(3,603), $(13,692) and $(44,545), respectively	(6,057)	(21,870)	(71,155)

Balance at end of year	20,273	7,508	94,164

Unrealized gain (losses) on cash flow hedges:
Balance at beginning of year	(16,758)	(25,343)	(39,456)
Change in fair value associated with current period hedging activities, net of taxes of $4,735, $(20,265) and $(26,646), respectively	7,574	(32,372)	(42,564)
Reclassification into earnings, net of taxes of $6,231, $25,640 and $35,481, respectively	9,969	40,957	56,677

Balance at end of year	785	(16,758)	(25,343)

Accumulated foreign currency translation adjustment:
Balance at beginning of year	14,418	2,022
Translation gain	1,347	12,396	2,022

Balance at end of year	15,765	14,418	2,022

Total accumulated other comprehensive income	$36,823	$5,168	$70,843

24.    Fair Value of Financial Instruments

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

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company’s financial instruments are set forth below (in thousands):

	June 30,
	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents(a)	$421,450	$421,450	$316,921	$316,921
Finance receivables, net(b)	6,363,869	6,732,272	4,996,616	5,429,420
Interest-only receivables from Trusts(c)	110,952	110,952	213,084	213,084
Investments in Trust receivables(c)	528,345	528,345	760,528	760,528
Restricted cash—gain on sale(c)	423,025	423,025	387,006	387,006
Restricted cash—securitization notes payable(a)	482,724	482,724	229,917	229,917
Restricted cash—warehouse credit facilities(a)	209,875	209,875	764,832	764,832
Restricted cash—other(a)	37,270	37,270	92,313	92,313
Interest rate cap agreements purchased(e)	5,931	5,931	11,506	11,506
Financial liabilities:
Warehouse credit facilities(d)	500,000	500,000	1,272,438	1,272,438
Whole loan purchase facility(d)			902,873	902,873
Securitization notes payable(e)	5,598,732	5,662,771	3,281,370	3,296,269
Senior notes(e)	166,414	178,654	378,432	356,500
Convertible senior notes(e)	200,000	249,000
Other notes payable(f)	21,442	21,442	34,599	34,599
Interest rate swap agreements(e)	6,791	6,791	64,793	64,793
Interest rate cap agreements sold(e)	5,557	5,557	1,738	1,738

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – warehouse credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future net cash flows expected to be collected using a current risk-adjusted rate.
(c)	The fair value of interest-only receivables from Trusts, investments in Trust receivables and restricted cash-gain on sale Trusts is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience.
(d)	Warehouse credit facilities and whole loan purchase facility have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(e)	The fair values of the securitization notes payable, senior notes, convertible senior notes and interest rate cap and swap agreements are based on quoted market prices, when available.
(f)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

25.    Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2004
Finance charge income	$211,772	$225,014	$235,473	$255,333
Servicing income	68,992	47,959	69,428	69,858
Income before income taxes	53,535	75,772	102,505	133,304
Net income	33,325	47,168	63,810	82,680
Basic earnings per share	0.21	0.30	0.41	0.53
Diluted earnings per share	0.21	0.30	0.40	0.51
Weighted average shares and assumed incremental shares	156,844,007	158,735,017	161,134,771	161,137,846

Fiscal year ended June 30, 2003
Finance charge income	$90,629	$133,943	$185,857	$202,796
Gain on sale of receivables	132,084
Servicing income (loss)	116,934	4,910	103,722	(14,236)
Income (loss) before income taxes	123,038	(91,552)	30,732	(27,732)
Net income (loss)	75,668	(56,304)	18,900	(17,055)
Basic earnings (loss) per share	0.88	(0.37)	0.12	(0.11)
Diluted earnings (loss) per share	0.87	(0.37)	0.12	(0.11)
Weighted average shares and assumed incremental shares	87,063,187	153,001,207	155,494,768	156,320,422

26.    Guarantor Consolidating Financial Statements

The payment of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are wholly-owned consolidated subsidiaries of the Company and are jointly, severally and unconditionally liable for the obligations represented by the senior notes and convertible senior notes. The Company believes that the consolidating financial information for the Company, the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The consolidating financial statement schedules present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2004

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$421,450			$421,450
Finance receivables, net		81,167	$6,282,702		6,363,869
Interest-only receivables from Trusts		38	110,914		110,952
Investments in Trust receivables		6,683	521,662		528,345
Restricted cash—gain on sale Trusts		3,538	419,487		423,025
Restricted cash—securitization notes payable			482,724		482,724
Restricted cash—warehouse credit facilities			209,875		209,875
Property and equipment, net	$349	101,073	2		101,424
Other assets	8,894	136,863	44,270	$(7,112)	182,915
Due from affiliates	1,406,204		2,143,179	(3,549,383)
Investment in affiliates	1,141,763	4,061,116	204,281	(5,407,160)

Total assets	$2,557,210	$4,811,928	$10,419,096	$(8,963,655)	$8,824,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$500,000		$500,000
Securitization notes payable			5,646,952	$(48,220)	5,598,732
Senior notes	$166,414				166,414
Convertible senior notes	200,000				200,000
Other notes payable	19,385	2,057			21,442
Funding payable		36,438	835		37,273
Accrued taxes and expenses	17,938	110,947	38,025	(7,112)	159,798
Derivative financial instruments		12,250	98		12,348
Due to affiliates		3,523,591		(3,523,591)
Deferred income taxes	28,361	(28,892)	3,991		3,460

Total liabilities	432,098	3,656,391	6,189,901	(3,578,923)	6,699,467

Shareholders’ equity:
Common stock	1,628	37,719	92,166	(129,885)	1,628
Additional paid-in capital	1,081,079	41,750	2,578,911	(2,620,661)	1,081,079
Accumulated other comprehensive income	36,823	8,476	38,211	(46,687)	36,823
Retained earnings	1,047,725	1,067,592	1,519,907	(2,587,499)	1,047,725

	2,167,255	1,155,537	4,229,195	(5,384,732)	2,167,255
Treasury stock	(42,143)				(42,143)

Total shareholders’ equity	2,125,112	1,155,537	4,229,195	(5,384,732)	2,125,112

Total liabilities and shareholders’ equity	$2,557,210	$4,811,928	$10,419,096	$(8,963,655)	$8,824,579

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2004

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$73,226	$854,366		$927,592
Servicing income		191,445	64,792		256,237
Other income	$60,424	742,376	1,775,833	$(2,546,626)	32,007
Equity in income of affiliates	221,906	294,651		(516,557)

	282,330	1,301,698	2,694,991	(3,063,183)	1,215,836

Costs and expenses
Operating expenses	17,222	166,227	142,304		325,753
Provision for loan losses		41,710	215,360		257,070
Interest expense	34,562	900,035	1,863,992	(2,546,626)	251,963
Restructuring charges		15,934			15,934

	51,784	1,123,906	2,221,656	(2,546,626)	850,720

Income before income taxes	230,546	177,792	473,335	(516,557)	365,116
Income tax provision (benefit)	3,563	(44,114)	178,684		138,133

Net income	$226,983	$221,906	$294,651	$(516,557)	$226,983

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2004

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$226,983	$221,906		$294,651		$(516,557)	$226,983
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,881	28,138		46,138			77,157
Provision for loan losses			41,710		215,360			257,070
Deferred income taxes		15,030	22,540		(147,441)			(109,871)
Accretion of present value discount			13,932		(114,167)			(100,235)
Impairment of credit enhancement assets			1,551		31,813			33,364
Non-cash restructuring charges			12,040					12,040
Other		(2,251)	(78)		1,291			(1,038)
Distributions from gain on sale Trusts, net of swap payments			(19,583)		357,879			338,296
Equity in income of affiliates		(221,906)	(294,651)				516,557
Changes in assets and liabilities:
Other assets		78,075	(18,282)		25,268			85,061
Accrued taxes and expenses		15,628	(36,539)		14,346			(6,565)

Net cash provided (used) by operating activities		114,440	(27,316)		725,138			812,262

Cash flows from investing activities:
Purchases of receivables			(3,859,728)		(4,134,717)		4,134,717	(3,859,728)
Principal collections and recoveries on receivables			(193,392)		2,431,123			2,237,731
Net proceeds from sale of receivables			4,134,717				(4,134,717)
Purchases of property and equipment			(4,703)					(4,703)
Dividends		136	(47,106)				46,970
Change in restricted cash—securitization notes payable					(252,469)			(252,469)
Change in restricted cash—warehouse credit facilities					554,957			554,957
Change in other assets			21,020		34,023			55,043
Net change in investment in affiliates		23,094	1,454,911		(1,311,540)		(166,465)

Net cash provided (used) by investing activities		23,230	1,505,719		(2,678,623)		(119,495)	(1,269,169)

Cash flows from financing activities:
Net change in warehouse credit facilities					(772,438)			(772,438)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Proceeds from issuance of securitization notes					4,340,000			4,340,000
Payments on securitization notes					(2,023,449)			(2,023,449)
Retirement of senior notes		(207,250)						(207,250)
Issuance of convertible senior notes		200,000						200,000
Debt issuance costs		(4,664)			(23,642)			(28,306)
Net change in notes payable		(12,352)	(840)					(13,192)
Issuance of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Repurchase of common stock		(32,169)						(32,169)
Proceeds from issuance of common stock		30,046	15,512		(128,639)		113,127	30,046
Net change in due (to) from affiliates		(85,579)	(1,383,997)		1,462,215		7,361

Net cash (used) provided by financing activities		(139,017)	(1,369,325)		1,949,047		120,488	561,193

Net (decrease) increase in cash and cash equivalents		(1,347)	109,078		(4,438)		993	104,286
Effect of Canadian exchange rate changes on cash and cash equivalents		1,347	(125)		14		(993)	243
Cash and cash equivalents at beginning of year			312,497		4,424			316,921

Cash and cash equivalents at end of year	$		$421,450	$		$		$421,450

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2003

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$21,209	$22,089	$204,715		$(226,804)	$21,209
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,765	34,523	18,389			56,677
Provision for loan losses			91,034	216,536			307,570
Deferred income taxes		7,077	(55,865)	56,229			7,441
Accretion of present value discount			64,372	(163,723)			(99,351)
Impairment of credit enhancement assets			761	188,759			189,520
Non-cash gain on sale of receivables			160	(124,991)			(124,831)
Non-cash restructuring charges			41,251				41,251
Other		2,467	796	(81)			3,182
Distributions from gain on sale Trusts, net of swap payments			(44,364)	185,200			140,836
Initial deposits to credit enhancement assets				(58,101)			(58,101)
Equity in income of affiliates		(19,475)	(207,329)			226,804
Changes in assets and liabilities:
Other assets		(79,296)	30,875	(10,341)		2,878	(55,884)
Accrued taxes and expenses		(22,755)	(39,571)	17,189		(2,878)	(48,015)
Purchases of receivables held for sale			(647,647)	(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928	66,442			74,370
Net proceeds from sale of receivables			2,513,384	2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(87,008)	1,812,397	578,191			2,303,580

Cash flows from investing activities:
Purchases of receivables			(5,911,952)	(4,031,762)		4,031,762	(5,911,952)
Principal collections and recoveries on receivables			48,837	763,988			812,825
Net proceeds from sale of receivables			4,031,762			(4,031,762)
Purchases of property and equipment			(40,663)	(7)			(40,670)
Change in restricted cash—securitization notes payable				(228,184)			(228,184)
Change in restricted cash—warehouse credit facilities				(708,361)			(708,361)
Change in other assets			1,820	(33,190)			(31,370)
Net change in investment in affiliates		(9,771)	(1,745,720)	1,137,334		618,157

Net cash used by investing activities		(9,771)	(3,615,916)	(3,100,182)		618,157	(6,107,712)

Cash flows from financing activities:
Net change in warehouse credit facilities				(479,223)			(479,223)
Proceeds from whole loan purchase facility				875,000			875,000
Issuance of securitization notes				3,708,575		(19,021)	3,689,554
Payments on securitization notes				(429,298)		974	(428,324)
Senior note swap settlement		9,700					9,700
Retirement of senior notes		(39,631)					(39,631)
Debt issuance costs		(815)	(8,249)	(26,447)			(35,511)
Net change in notes payable		(44,868)	(700)				(45,568)
Proceeds from issuance of common stock		482,345	4,940	589,366		(594,306)	482,345
Net change in due (to) from affiliates		(322,353)	2,029,221	(1,713,055)		6,187

Net cash provided by financing activities		84,378	2,025,212	2,524,918		(606,166)	4,028,342

Net (decrease) increase in cash and cash equivalents		(12,401)	221,693	2,927		11,991	224,210
Effect of Canadian exchange rate changes on cash and cash equivalents		12,401	(2)	(46)		(11,991)	362
Cash and cash equivalents at beginning of year			90,806	1,543			92,349

Cash and cash equivalents at end of year	$		$312,497	$4,424	$		$316,921

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2002

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$314,570	$335,352	$388,918		$(724,270)	$314,570
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		4,673	25,368	8,331			38,372
Provision for loan losses			9,738	55,423			65,161
Deferred income taxes		28,029	28,933	(16,192)			40,770
Accretion of present value discount				(112,261)			(112,261)
Impairment of credit enhancement assets				53,897			53,897
Non-cash gain on sale of receivables			(2,196)	(422,575)			(424,771)
Other		2,018					2,018
Distributions from gain on sale Trusts, net of swap payments				243,596			243,596
Initial deposits to credit enhancement assets			(17,032)	(351,463)			(368,495)
Equity in income of affiliates		(335,352)	(388,918)			724,270
Changes in assets and liabilities:
Other assets		(2,040)	(38,919)	(1,020)			(41,979)
Accrued taxes and expenses		24,609	68,641	(5,233)			88,017
Purchases of receivables held for sale			(9,055,028)	(9,053,139)		9,053,139	(9,055,028)
Principal collections and recoveries on receivables held for sale			18,635	216,688			235,323
Net proceeds from sale of receivables			9,053,139	8,546,229		(9,053,139)	8,546,229

Net cash provided (used) by operating activities		36,507	37,713	(448,801)			(374,581)

Cash flows from investing activities:
Purchases of property and equipment			(11,559)				(11,559)
Change in restricted cash—warehouse credit facilities				9,926			9,926
Change in other assets			(19,407)	(623)			(20,030)
Net change in investment in affiliates		(14,729)	(473,028)	(19,375)		507,132

Net cash used by investing activities		(14,729)	(503,994)	(10,072)		507,132	(21,663)

Cash flows from financing activities:
Net change in warehouse credit facilities			(23,698)	271,771			248,073
Proceeds from issuance of senior notes		175,000					175,000
Retirement of senior notes		(139,522)					(139,522)
Borrowings under credit enhancement facility				182,500			182,500
Debt issuance costs		(4,197)		(18,321)			(22,518)
Net change in notes payable		(24,580)	3,096				(21,484)
Proceeds from issuance of common stock		20,818	(3,577)	510,709		(507,132)	20,818
Net change in due (to) from affiliates		(49,858)	536,101	(486,243)

Net cash (used) provided by financing activities		(22,339)	511,922	460,416		(507,132)	442,867

Net (decrease) increase in cash and cash equivalents		(561)	45,641	1,543			46,623
Effect of Canadian exchange rate changes on cash and cash equivalents		561	149				710
Cash and cash equivalents at beginning of year			45,016				45,016

Cash and cash equivalents at end of year	$		$90,806	$1,543	$		$92,349

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

OF AMERICREDIT CORP.

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriCredit Corp. and its subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP

Houston, Texas

September 10, 2004

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

The CEO, President and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business—Executive Officers” for information concerning executive officers.

The Company has adopted the AmeriCredit Code of Ethical Conduct for Senior Financial Officers (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President, Chief Financial Officer and Corporate Controller. The code of ethics is publicly available on the Company’s website at www.americredit.com (and a copy will be provided to any shareholder upon written request to the Company’s Secretary). Corporate governance guidelines applicable to the Board of Directors and charters for all Board committees are also available on the Company’s website. If any substantive amendments are made to the code of ethics or any waivers granted, including any implicit waiver, from a provision of the code to the Chief Executive Officer, President, Chief Financial Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

The information with respect to the Company’s audit committee financial expert contained under the caption “Board Committees and Meetings” in the Company’s proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of June 30, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders	10,287,131	$13.20	5,784,052
Equity compensation plans not approved by shareholders	4,146,853	18.28	1,128,333

Total	14,433,984	$14.66	6,912,385

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

The 1999 Employee Stock Option Plan of AmeriCredit Corp. (“1999 Plan”), FY 2000 Stock Option Plan of AmeriCredit Corp. (“FY 2000 Plan”), Management Stock Option Plan of AmeriCredit Corp. (“Management Plan”) and i4 Gold Stock Option Program (“i4 Plan”) have not been approved by the Company’s shareholders.

Description of Plans Not Approved by Shareholders

1999 Plan

Under the 1999 Plan, adopted by the Board of Directors in fiscal 1999, a total of 1,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 77,935 shares were available for grants as of June 30, 2004. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2004, no shares were granted under the 1999 Plan. Each option is subject to vesting requirements established by the Board of Directors. The 1999 Plan provides for acceleration of vesting of awards in the event of a change in control. The 1999 Plan expires on February 4, 2009, except with respect to options then outstanding.

FY 2000 Plan

Under the FY 2000 Plan, adopted by the Board of Directors in fiscal 2000, a total of 2,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 205,305 shares were available for grants as of June 30, 2004. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2004, 240 shares were granted under the FY 2000 Plan, each having an exercise price of $8.27 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The FY 2000 Plan provides for acceleration of vesting of awards in the event of a change in control. The FY 2000 Plan expires on July 1, 2009, except with respect to options then outstanding.

Management Plan

Under the Management Plan, adopted by the Board of Directors in fiscal 2000, a total of 3,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 514,815 shares were available for grants as of June 30, 2004. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2004, 1,740 shares were granted under the Management Plan with a weighted average exercise price of $8.03 per share. Each option is subject to certain vesting requirements established by the Board of Directors. The Management Plan provides for acceleration of vesting of awards in the event of a change in control. The Management Plan expires on February 3, 2010, except with respect to options then outstanding.

i4 Plan

Under the i4 Plan, adopted by the Board of Directors in fiscal 2002, a total of 1,200,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan), of which 330,278 shares were available for grants as of June 30, 2004. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2004, no shares were granted under the i4 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The i4 Plan provides for acceleration of vesting of awards in the event of a change in control. The i4 Plan expires on October 31, 2007, except with respect to options then outstanding.

For additional information on equity compensation plans, see Note 14 to the Consolidated Financial Statements.

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2004 and 2003.

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

A report on Form 8-K was filed with the Commission on April 22, 2004, to report the Company’s press release dated April 22, 2004, announcing the Company’s operating results for the quarter ended March 31, 2004.

A report on Form 8-K was filed with the Commission on April 28, 2004, to report the Company’s press release dated April 27, 2004, announcing the authorization by the Company of a stock repurchase plan.

Certain subsidiaries and affiliates of the Company also filed reports on Form 8-K during the period ended June 30, 2004, reporting monthly information related to securitization Trusts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2004.

AMERICREDIT CORP.

BY:	/S/ CLIFTON H. MORRIS, JR.
Clifton H. Morris, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLIFTON H. MORRIS, JR. Clifton H. Morris, Jr.	Director, Chairman of the Board and Chief Executive Officer	September 13, 2004

/S/ DANIEL E. BERCE Daniel E. Berce	Director and President	September 13, 2004

/S/ PRESTON A. MILLER Preston A. Miller	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	September 13, 2004

/S/ MICHAEL R. BARRINGTON Michael R. Barrington	Director	September 13, 2004

/S/ JOHN R. CLAY John R. Clay	Director	September 13, 2004

/S/ A.R. DIKE A.R. Dike	Director	September 13, 2004

/S/ JAMES H. GREER James H. Greer	Director	September 13, 2004

/S/ DOUGLAS K. HIGGINS Douglas K. Higgins	Director	September 13, 2004

/S/ KENNETH H. JONES, JR. Kenneth H. Jones, Jr.	Director	September 13, 2004

/S/ B.J. MCCOMBS B.J. McCombs	Director	September 13, 2004

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3(4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(27)	Bylaws of the Company, as amended through June 30, 2003 (Exhibit 3.4)

4.1(3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2(9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1(11)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

10.1(2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2(3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3(13)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.3.1(25)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.4(3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2(12)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.5(3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.5.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

10.6(27)	Employment Agreement, dated July 1, 1997, between the Company and Chris A. Choate, as amended by Amendment No. 1, dated July 1, 1998 (Exhibit 10.6)

10.7(27)	Employment Agreement, dated March 25, 1998, between the Company and Mark Floyd (Exhibit 10.7)

10.8(22)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.8.1(22)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.9(5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.1(8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.10(6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

INDEX TO EXHIBITS

(Continued)

10.10.1(14)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.11(10)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.11.1(14)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.12(26)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.13(16)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.14(17)	i4 Gold Stock Option Program

10.14.1(25)	Amended and Restated i4 Gold Stock Option Program

10.15(18)	Management Stock Option Plan of AmeriCredit Corp.

10.16(19)	AmeriCredit Corp. Employee Stock Purchase Plan

10.16.1(20)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.2(21)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.3(31)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

10.17(15)

Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.2)

10.17.1(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Sale and Servicing Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; Supplement No. 3, dated March 5, 2003, to Amended and Restated Indenture, dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas; Amendment No. 2, dated March 5, 2003, to Annex A to the Amended and Restated Indenture and the Amended and Restated Sale and Servicing Agreement; and Amendment No. 1, dated March 5, 2003, to the Amended and Restated Custodian Agreement, dated February 22, 2002 (Exhibit 10.16)

10.17.2(29)

Second Amended and Restated Sale and Servicing Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA (Exhibit 10.10)

10.17.3(@)

Amendment No. 1, dated June 2, 2004, to the Second Amended and Restated Sale and Servicing Agreement, dated November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; and Supplement No. 1, dated June 2, 2004, to Second Amended and Restated Indenture, dated November 5, 2003, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas

10.18(15)

Annex A to the Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.3)

10.19(15)	Amended and Restated Indenture, dated as of February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Bankers Trust Company (Exhibit 10.4)

10.19.1(23)

Supplement No. 2, dated October 15, 2002, to Amended and Restated Indenture dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.6)

INDEX TO EXHIBITS

(Continued)

10.19.2(23)

Supplement to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated July 31, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.1)

10.19.3(23)

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

10.19.4(29)	Second Amended and Restated Indenture, dated as of November 5, 2003, between Bank One, NA and Deutsche Bank Trust Company Americas (Exhibit 10.9)

10.20(27)

Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.29)

10.20.1(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.59)

10.20.2(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.60)

10.20.3(24)

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.22)

10.20.4(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.20.5(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.20.6(29)

Second Amended and Restated Class A-1 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.4)

INDEX TO EXHIBITS

(Continued)

10.21(27)

Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.30)

10.21.1(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.61)

10.21.2(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.62)

10.21.3(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.18)

10.21.4(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10,18)

10.21.5(29)

Second Amended and Restated Class A-2 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.5)

10.22(@)

Second Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG

10.22.1(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.63)

10.22.2(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.64)

10.22.3(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 10.19)

INDEX TO EXHIBITS

(Continued)

10.22.4(29)

Second Amended and Restated Class B Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.6)

10.23(29)

Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.32)

10.23.1(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.20)

10.23.2(29)

Second Amended and Restated Class C Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.7)

10.24(27)

Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.53)

10.24.1(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.21)

10.24.2(24)

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.23)

10.24.3(29)

Second Amended and Restated Class S Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.8)

10.25(15)

Master Receivables Purchase Agreement, dated as of February 25, 2002, among AmeriCredit MTN Receivables Trust III, JPMorgan Chase Bank, AmeriCredit MTN Corp. III, and AmeriCredit Financial Services, Inc. (Exhibit 10.5)

10.25.1(27)

Amendment No. 1, dated as of June 20, 2003, to the Master Receivables Purchase Agreement, dated as of February 25, 2002, among AmeriCredit MTN Receivables Trust III, JPMorgan Chase Bank, and AmeriCredit Financial Services, Inc. (Exhibit 10.34.1)

10.26(15)	Servicing and Custodian Agreement, dated as of February 25, 2002, between AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust III, and JPMorgan Chase Bank (Exhibit 10.6)

10.26.1(29)

Amendment No. 1, dated November 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, Meridian Funding Corporation, LLC and JPMorgan Chase Bank, to the Servicing and Custodian Agreement dated February 25, 2002 (Exhibit 10.2)

INDEX TO EXHIBITS

(Continued)

10.27(15)

Security Agreement, dated as of February 25, 2002, by and among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. III, and JPMorgan Chase Bank (Exhibit 10.7)

10.27.1(23)

Amendment No. 1, dated December 1, 2002, among AmeriCredit MTN III Receivables Trust, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC, to the Security Agreement dated February 25, 2002 (Exhibit 10.9)

10.27.2(24)

Amendment No. 2, dated as of February 1, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.11)

10.27.3(24)

Waiver, dated February 28, 2003, concerning the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.12)

10.27.4(24)

Amendment No. 3, dated as of February 28, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC

10.27.5(27)

Amendment No. 4, dated as of April 1, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.36.5)

10.27.6(27)

Amendment No. 5, dated as of June 20, 2003, to the Security Agreement dated as of February 25, 2002, among AmeriCredit MTN Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation and Meridian Funding Company LLC (Exhibit 10.36.6)

10.27.7(28)

Amendment No. 6, dated August 18, 2003, to the Security Agreement dated as of February 25, 2002 (the “Security Agreement”), among the Debtor, AFS, AmeriCredit MTN Corp. III and The Chase Manhattan Bank (predecessor to JPMorgan Chase Bank), as Collateral Agent and Securities (Exhibit 10.2)

10.27.8(@)

Amendment No. 7, dated August 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated February 25, 2002

10.27.9(29)

Amendment No. 8, dated November 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated February 25, 2002 (Exhibit 10.3)

10.27.10(29)

Amendment No. 9, dated December 1, 2003, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated February 25, 2002 (Exhibit 10.16)

10.27.11(@)

Amendment No. 10, dated May 1, 2004, among AmeriCredit MTN Receivables Trust III, AmeriCredit Financial Services, Inc., MBIA Insurance Corporation, and Meridian Funding Corporation, LLC to the Security Agreement dated February 25, 2002

10.28(22)

Pooling and Servicing Agreement, dated as of May 17, 2002, between AmeriCredit Canada 2002-A Corp., Merrill Lynch Financial Assets Inc., AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and The Trust Company of Bank of Montreal (Exhibit 10.68)

INDEX TO EXHIBITS

(Continued)

10.29(22)

Seller’s Representation and Indemnity Covenant, dated as of May 10, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Corp., Merrill Lynch Financial Assets Inc. and Merrill Lynch Canada Inc. (Exhibit 10.69)

10.30(22)	Indenture, dated June 19, 2002, between AmeriCredit Corp. and subsidiaries and Bank One, NA, with respect to 9 1/4% Senior Notes due 2009 (Exhibit 10.71)

10.31(22)	Purchase Agreement, dated June 13, 2002, among AmeriCredit Corp. and subsidiaries and the Initial Purchasers with respect to 9 1/4 Senior Notes due 2009 (Exhibit 10.72)

10.32(22)	Registration Rights Agreement, dated June 19, 2002, among AmeriCredit Corp. and subsidiaries and the Initial Purchasers with respect to 9 1/4 Senior Notes due 2009 (Exhibit 10.73)

10.33(22)	Letter Agreement, dated September 14, 2002, between AmeriCredit Corp. and Financial Security Assurance Inc. with forbearance concerning certain delinquency ratios (Exhibit 10.74)

10.34(23)	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.1)

10.35(23)

Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.2)

10.36(23)	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company (Exhibit 10.3)

10.37(23)	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust (Exhibit 10.4)

10.38(23)

Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.5)

10.39(23)	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc. (Exhibit 10.11)

10.40(27)

Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.53)

10.40.1(24)

Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.14)

10.40.2(28)

Amendment No. 2 to Credit Agreement, dated August 13, 2003, among AFS Funding Corp. and AFS SenSub Corp., as Borrowers, AmeriCredit Corp. and AmeriCredit Financial Services, Inc., as Contingent Obligors, the Financial Institutions from time to time party thereto, as Lenders, Deutsche Bank AG, New York Branch, as an Agent, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas, as Lender Collateral Agent and as Administrative Agent (Exhibit 10.1)

INDEX TO EXHIBITS

(Continued)

10.40.3(29)

Amendment No. 3 to Credit Agreement, dated November 12, 2003, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc., the Financial Institutions from time to time party thereto, Deutsche Bank AG, New York Branch, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas (Exhibit 10.11)

10.40.4(30)

Amendment No. 4, dated March 30, 2004, to the Credit Agreement dated August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., the Lenders thereto, Deutsche Bank AG and Deutsche Bank Trust Company Americas (Exhibit 10.1)

10.41(27)

Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.54)

10.41.1(24)

First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.15)

10.42(27)	Separation Agreement, dated April 22, 2003, between AmeriCredit Corp. and Michael R. Barrington (Exhibit 10.55)

10.43(27)	Separation Agreement, dated April 22, 2003, between AmeriCredit Corp. and Michael T. Miller (Exhibit 10.56)

10.44(29)	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA (Exhibit 10.12)

10.45(29)	Indenture, dated as of March 18, 2003, between AmeriCredit Owner Trust 2003-1 and Bank One, NA (Exhibit 10.13)

10.46(29)

Sale and Servicing Agreement, dated as of March 18, 2003, among AmeriCredit Owner Trust 2003-1, AmeriCredit Warehouse Corporation, AmeriCredit Financial Services, Inc., Systems & Services Technologies, Inc. and Bank One, NA (Exhibit 10.14)

10.47(29)

Letter Agreement, dated September 18, 2003, among AmeriCredit Owner Trust 2003-1, AmeriCredit Warehouse Corporation, AmeriCredit Financial Services, Inc., Bank One Trust Company, NA, Bank One, NA, Deutsche Bank, AG and Systems & Services Technologies, Inc., terminating the AmeriCredit Owner Trust 2003-1 whole loan purchase facility (Exhibit 10.15)

12.1(@)	Statement Re Computation of Ratios

21.1(@)	Subsidiaries of the Registrant

23.1(@)	Consent of Independent Registered Public Accounting Firm

31.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.

(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(13)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.
(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.
(16)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(20)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(22)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.
(24)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the Company with the Securities and Exchange Commission.
(25)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission
(26)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(27)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.
(28)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.
(29)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.
(30)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.
(31)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 18, 2003, by the Company with the Securities and Exchange Commission (Exhibit 4.4.3)
(@)	Filed herewith.