Form 10-Q
period 2004-09-30
AMERICREDIT CORP
filed 2004-11-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 155,310,868 shares of common stock, $0.01 par value outstanding as of October 31, 2004.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2004	June 30, 2004
ASSETS
Cash and cash equivalents	$526,273	$421,450
Finance receivables, net	6,738,828	6,363,869
Interest-only receivables from Trusts	89,878	110,952
Investments in Trust receivables	456,372	528,345
Restricted cash – gain on sale Trusts	422,014	423,025
Restricted cash – securitization notes payable	516,844	482,724
Restricted cash – warehouse credit facilities	507,476	209,875
Property and equipment, net	97,871	101,424
Deferred income taxes	7,202
Other assets	147,599	182,915

Total assets	$9,510,357	$8,824,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,021,532	$500,000
Securitization notes payable	5,733,778	5,598,732
Senior notes	166,499	166,414
Convertible senior notes	200,000	200,000
Other notes payable	18,452	21,442
Funding payable	41,736	37,273
Accrued taxes and expenses	165,249	159,798
Derivative financial instruments	15,467	12,348
Deferred income taxes		3,460

Total liabilities	7,362,713	6,699,467

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 164,327,580 and 162,777,598 shares issued	1,643	1,628
Additional paid-in capital	1,106,997	1,081,079
Accumulated other comprehensive income	32,542	36,823
Retained earnings	1,116,532	1,047,725

	2,257,714	2,167,255

Treasury stock, at cost (8,664,838 and 5,165,588 shares)	(110,070)	(42,143)

Total shareholders’ equity	2,147,644	2,125,112

Total liabilities and shareholders’ equity	$9,510,357	$8,824,579

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2004	2003
Revenue
Finance charge income	$269,928	$211,772
Servicing income	59,357	68,992
Other income	10,671	7,481

	339,956	288,245

Costs and expenses
Operating expenses	74,001	80,984
Provision for loan losses	98,716	64,243
Interest expense	57,516	88,744
Restructuring charges, net	506	739

	230,739	234,710

Income before income taxes	109,217	53,535

Income tax provision	40,410	20,210

Net income	68,807	33,325

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(13,503)	11,602
Unrealized (losses) gains on cash flow hedges	(2,098)	7,541
Foreign currency translation adjustment	5,293	(601)
Income tax benefit (provision)	6,027	(7,370)

Other comprehensive (loss) income	(4,281)	11,172

Comprehensive income	$64,526	$44,497

Earnings per share
Basic	$0.44	$0.21

Diluted	$0.43	$0.21

Weighted average shares outstanding	155,611,880	156,467,588

Weighted average shares and assumed incremental shares	159,601,471	156,844,007

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$68,807	$33,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,998	42,319
Provision for loan losses	98,716	64,243
Deferred income taxes	1,468	401
Accretion of present value discount	(27,126)	(24,706)
Impairment of credit enhancement assets	91	13,255
Other	(122)	1,950
Distributions from gain on sale Trusts, net of swap payments	100,282	82,292
Changes in assets and liabilities:
Other assets	23,282	21,568
Accrued taxes and expenses	4,796	(2,482)

Net cash provided by operating activities	279,192	232,165

Cash flows from investing activities
Purchases of receivables	(1,178,422)	(821,265)
Principal collections and recoveries on receivables	715,698	453,639
Purchases of property and equipment	(635)	(1,454)
Change in restricted cash – securitization notes payable	(31,940)	(42,578)
Change in restricted cash – warehouse credit facilities	(297,601)	437,456
Change in other assets	22,235	36,850

Net cash (used in) provided by investing activities	(770,665)	62,648

Cash flows from financing activities
Net change in warehouse credit facilities	521,532	101,178
Repayment of whole loan purchase facility		(905,000)
Issuance of securitization notes	800,000	915,000
Payments on securitization notes	(669,787)	(347,078)
Retirement of senior notes		(7,250)
Debt issuance costs	(5,194)	(7,954)
Net change in notes payable	(3,098)	(2,640)
Repurchase of common stock	(67,831)
Net proceeds from issuance of common stock	19,586	309

Net cash provided by (used in) financing activities	595,208	(253,435)

Net increase in cash and cash equivalents	103,735	41,378
Effect of Canadian exchange rate changes on cash and cash equivalents	1,088	(314)
Cash and cash equivalents at beginning of period	421,450	316,921

Cash and cash equivalents at end of period	$526,273	$357,985

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

The consolidated financial statements as of September 30, 2004, and for the three months ended September 30, 2004 and 2003, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Accretion of Acquisition Fees

The Company adopted the Accounting Standards Executive Committee’s Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit-related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans using the effective interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Unamortized acquisition fees on loans charged off reduce the amount charged off to the allowance for loan losses and unamortized acquisition fees on loans paid off are recognized as an adjustment to yield in the period they were paid off. The Company recorded an additional $22.1 million to provision for loan losses during the three months ended September 30, 2004, as a result of implementing SOP 03-3.

Stock-based Employee Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock –Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $787,000 ($496,000 net of tax) and $135,000 ($84,000 net of tax) during the three-month periods ended September 30, 2004 and 2003, respectively, for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net income as reported	$68,807	$33,325
Add: Stock-based compensation expense included in reported net income, net of related tax effects	496	84
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(4,314)	(4,789)

Pro forma net income	$64,989	$28,620

Earnings per share:
Basic – as reported	$0.44	$0.21

Basic – pro forma	$0.42	$0.18

Diluted – as reported	$0.43	$0.21

Diluted – pro forma	$0.41	$0.18

The fair value of each option granted or modified during the three months ended September 30, 2003, was estimated using an option-pricing model with the following weighted average assumptions:

Expected dividends	0
Expected volatility	122%
Risk-free interest rate	1.48%
Expected life	2.5 years

There were no options granted or modified during the three months ended September 30, 2004.

Current Accounting Pronouncements

Emerging Issues Task Force Issue No. 04-8

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. This change, which is expected to be effective as of the three months ended December 31, 2004, will result in the Company’s convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 will require retroactive application beginning with the three months ended December 31, 2003, which is the first quarter the Company’s convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share would be $0.41 per share for the three months ended September 30, 2004.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Finance receivables unsecuritized, net of fees	$726,530	$451,010
Finance receivables securitized, net of fees	6,459,432	6,331,270
Less nonaccretable acquisition fees	(176,637)	(176,203)
Less allowance for loan losses	(270,497)	(242,208)

	$6,738,828	$6,363,869

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $604.2 million and $337.9 million pledged under the Company’s warehouse credit facilities as of September 30 and June 30, 2004, respectively.

The accrual of finance charge income has been suspended on $314.5 million and $255.6 million of delinquent finance receivables as of September 30 and June 30, 2004, respectively.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the portfolio. The Company also records a discount on finance receivables repurchased from its gain on sale securitization transactions and accounts for such discounts as nonaccretable discounts available to cover losses inherent in the portfolio.

A summary of the nonaccretable acquisition fees and discounts is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Balance at beginning of period	$176,203	$102,719
Purchases of receivables	4,988	20,910
Net charge-offs	(4,554)	(1,083)

Balance at end of period	$176,637	$122,546

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Balance at beginning of period	$242,208	$226,979
Provision for loan losses	98,716	64,243
Net charge-offs	(70,427)	(55,337)

Balance at end of period	$270,497	$235,885

NOTE 3 – SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Receivables securitized	$874,318	$1,011,050
Net proceeds from securitization	800,000	915,000
Servicing fees:
Sold	32,322	57,541
Secured financing (a)	39,680	21,142
Distributions from Trusts, net of swap payments:
Sold	100,282	82,292
Secured financing	150,660	37,362

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of September 30 and June 30, 2004, the Company was servicing $10,741.9 million and $11,471.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

NOTE 4 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Interest-only receivables from Trusts	$89,878	$110,952
Investments in Trust receivables	456,372	528,345
Restricted cash – gain on sale Trusts	422,014	423,025

	$968,264	$1,062,322

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Balance at beginning of period	$1,062,322	$1,360,618
Distributions from Trusts	(103,229)	(92,452)
Accretion of present value discount	16,777	13,964
Other-than-temporary impairment	(91)	(13,255)
Change in unrealized gain	(8,027)	13,952
Foreign currency translation adjustment	512	(177)

Balance at end of period	$968,264	$1,282,650

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified minimum credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”) and are referred to herein as the “FSA Program.” The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from FSA Program securitizations that have already met their own credit enhancement requirements may be used to fund increased minimum credit enhancement levels with respect to FSA Program securitization Trusts in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

The Company has exceeded its targeted cumulative net loss triggers in nine of the remaining ten FSA Program securitizations and waivers were not granted by FSA. Accordingly, as of September 30, 2004, cash of approximately $310 million generated by FSA Program securitizations otherwise distributable to the Company has been used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted cumulative net loss triggers on the remaining FSA Program securitization during fiscal 2005, which will require increased credit enhancement level for such transaction. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 is not expected to be material to the Company’s liquidity position.

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	September 30, 2004	June 30, 2004
Cumulative credit losses	12.6% -15.2%	12.4% -14.9%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 5 – WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	September 30, 2004	June 30, 2004
Commercial paper facility	$451,765
Medium term note facility	500,000	$500,000
Repurchase facility	69,767

	$1,021,532	$500,000

Further detail regarding terms and availability of the warehouse credit facilities as of September 30, 2004, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2006 (a)(b)	$1,950,000	$451,765	$534,096	$5,385
Medium term note:
February 2005 (a)(c)	500,000	500,000		500,000
Repurchase facility:
August 2005 (a)	400,000	69,767	70,121

	$2,850,000	$1,021,532	$604,217	$505,385

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $2.1 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheet.

In August 2004, the Company entered into a $400.0 million special purpose financing facility under which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the Trust’s clean-up call option. This repurchase facility will mature in August 2005.

In October 2004, the Company entered into a $650.0 million medium term note facility that will mature in October 2007. This facility replaced the $500.0 million medium term note facility the Company terminated subsequent to September 30, 2004.

In November 2004, the Company also renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2005 and the $1,800.0 million three year maturity to November 2007.

The Company’s warehouse credit facilities, including the $650.0 million medium term note facility, are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to the Company in consideration for the transfer of finance receivables. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents.

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2004, all of the Company’s warehouse credit facilities were in compliance with the financial and performance ratios.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $8.9 million and $8.3 million as of September 30, 2004 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $22.3 million and $21.7 million as of September 30 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (d)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$825,252	$769,360
C2002-1 Canada (a)(b)	December 2009	137,000	5.5%	93,455	91,017
2003-A-M	November 2009	1,000,000	2.6%	579,649	506,137
2003-B-X	January 2010	825,000	2.3%	502,818	440,847
2003-C-F	May 2010	915,000	2.8%	628,754	553,205
2003-D-M	August 2010	1,200,000	2.3%	902,108	774,186
2004-A-F	February 2011	750,000	2.3%	622,016	546,773
2004-B-M	March 2011	900,000	2.2%	825,338	729,904
2004-1 (c)	August 2011	575,000	3.7%	629,266	522,440
2004-C-A	May 2011	800,000	3.2%	850,776	799,909

		$8,802,000		$6,459,432	$5,733,778

(a)	Note balances do not include $23.7 million of asset-backed securities issued and retained by the Company.
(b)	The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Note balances do not include $40.8 million of asset-backed securities retained by the Company.
(d)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2004, the Company had interest rate swap agreements with underlying notional amounts of $1,213.5 million and $1,469.6 million, respectively. The fair value of the Company’s interest rate swap agreements of $5.2 million and $6.8 million as of September 30 and June 30, 2004, respectively, are included in derivative financial instruments on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $0.8 million and unrealized gains of $1.3 million included in accumulated other comprehensive income as of September 30 and June 30, 2004, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three month periods ended September 30, 2004 and 2003. The Company estimates approximately $0.8 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of September 30 and June 30, 2004, the Company had interest rate cap agreements with underlying notional amounts of $2,010.0 million and $1,807.8 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $10.5 million and $5.9 million as of September 30 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $10.2 million and $5.6 million as of September 30 and June 30, 2004, respectively, are included as derivative financial instruments on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30 and June 30, 2004, these restricted cash accounts totaled $13.5 million and $36.3 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The Company has guaranteed the timely payment of principal and interest on the Class E bonds of the asset-backed securities issued in certain of its senior subordinate securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $5.7 million and $6.1 million at September 30 and June 30, 2004, respectively. The remaining subordinated asset-backed securities guaranteed by the Company are expected to mature by the end of calendar 2004. Because the Company does not expect the guarantees to be funded prior to expiration, no liability is recorded on the consolidated balance sheets to reflect estimates of future cash flows for settlement of the guarantees.

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of September 30, 2004, the carrying value of the senior notes and convertible senior notes were $166.5 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 12.

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

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee of the Board of Directors has been created to investigate the claims in the derivative actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

NOTE 9 - RESTRUCTURING CHARGES

The Company recognized restructuring charges of $0.5 million and $0.7 million during the three month periods ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $12.4 million of contract termination and other associated costs. Total costs incurred to date in connection with the revision of the Company’s operating plan in February 2003 includes $18.8 million in personnel-related costs, $25.2 million of contract termination costs and $28.4 million in other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheet, for the restructuring charges for the three months ended September 30, 2004, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2004	$10	$16,029	$3,390	$19,429
Cash settlements		(1,498)		(1,498)
Non-cash settlements		(189)	(101)	(290)
Adjustments		506		506

Balance at September 30, 2004	$10	$14,848	$3,289	$18,147

NOTE 10 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net income	$68,807	$33,325

Weighted average shares outstanding	155,611,880	156,467,588

Incremental shares resulting from assumed conversions:
Stock options	3,276,978	338,640
Warrants	712,613	37,779

	3,989,591	376,419

Weighted average shares and assumed incremental shares	159,601,471	156,844,007

Earnings per share:
Basic	$0.44	$0.21

Diluted	$0.43	$0.21

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

Options to purchase approximately 1.0 million and 11.7 million shares of common stock at September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The Company’s convertible senior notes, which may be converted into 10.7 million shares of common stock if certain conditions are met, were not included in the computation of diluted earnings per share because the contingent conversion conditions have not been met. See Note 1 for discussion of EITF 04-8 which will impact the Company’s future calculation of diluted earnings per share.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2004	2003
Interest costs (none capitalized)	$50,747	$56,770
Income taxes	32,085	11,413

The Company received a tax refund of $70.0 million in the three months ended September 30, 2003.

NOTE 12 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$523,795	$2,478		$526,273
Finance receivables, net		91,969	6,646,859		6,738,828
Interest-only receivables from Trusts			89,878		89,878
Investments in Trust receivables		4,399	451,973		456,372
Restricted cash - gain on sale Trusts		3,592	418,422		422,014
Restricted cash - securitization notes payable			516,844		516,844
Restricted cash - warehouse credit facilities			507,476		507,476
Property and equipment, net	$349	97,520	2		97,871
Deferred income taxes	13,477	4,923	(11,198)		7,202
Other assets	7,737	103,682	44,976	$(8,796)	147,599
Due from affiliates	1,344,331		462,885	(1,807,216)
Investment in affiliates	1,192,585	2,324,637	326,966	(3,844,188)

Total assets	$2,558,479	$3,154,517	$9,457,561	$(5,660,200)	$9,510,357

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,021,532		$1,021,532
Securitization notes payable			5,784,733	$(50,955)	5,733,778
Senior notes	$166,499				166,499
Convertible senior notes	200,000				200,000
Other notes payable	16,513	$1,939			18,452
Funding payable		41,278	458		41,736
Accrued taxes and expenses	27,823	102,840	43,382	(8,796)	165,249
Derivative financial instruments		15,330	137		15,467
Due to affiliates		1,779,962		(1,779,962)

Total liabilities	410,835	1,941,349	6,850,242	(1,839,713)	7,362,713

Shareholders’ equity:
Common stock	1,643	27,448	78,535	(105,983)	1,643
Additional paid-in capital	1,106,997	41,750	932,531	(974,281)	1,106,997
Accumulated other comprehensive income	32,542	7,731	36,666	(44,397)	32,542
Retained earnings	1,116,532	1,136,239	1,559,587	(2,695,826)	1,116,532

	2,257,714	1,213,168	2,607,319	(3,820,487)	2,257,714
Treasury stock	(110,070)				(110,070)

Total shareholders’ equity	2,147,644	1,213,168	2,607,319	(3,820,487)	2,147,644

Total liabilities and shareholders’ equity	$2,558,479	$3,154,517	$9,457,561	$(5,660,200)	$9,510,357

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2004

(in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$421,450			$421,450
Finance receivables, net		81,167	$6,282,702		6,363,869
Interest-only receivables from Trusts		38	110,914		110,952
Investments in Trust receivables		6,683	521,662		528,345
Restricted cash - gain on sale Trusts		3,538	419,487		423,025
Restricted cash - securitization notes payable			482,724		482,724
Restricted cash - warehouse credit facilities			209,875		209,875
Property and equipment, net	$349	101,073	2		101,424
Other assets	8,894	136,863	44,270	$(7,112)	182,915
Due from affiliates	1,406,204		2,143,179	(3,549,383)
Investment in affiliates	1,141,763	4,061,116	204,281	(5,407,160)

Total assets	$2,557,210	$4,811,928	$10,419,096	$(8,963,655)	$8,824,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$500,000		$500,000
Securitization notes payable			5,646,952	$(48,220)	5,598,732
Senior notes	$166,414				166,414
Convertible senior notes	200,000				200,000
Other notes payable	19,385	2,057			21,442
Funding payable		36,438	835		37,273
Accrued taxes and expenses	17,938	110,947	38,025	(7,112)	159,798
Derivative financial instruments		12,250	98		12,348
Due to affiliates		3,523,591		(3,523,591)
Deferred income taxes	28,361	(28,892)	3,991		3,460

Total liabilities	432,098	3,656,391	6,189,901	(3,578,923)	6,699,467

Shareholders’ equity:
Common stock	1,628	37,719	92,166	(129,885)	1,628
Additional paid-in capital	1,081,079	41,750	2,578,911	(2,620,661)	1,081,079
Accumulated other comprehensive income	36,823	8,476	38,211	(46,687)	36,823
Retained earnings	1,047,725	1,067,592	1,519,907	(2,587,499)	1,047,725

	2,167,255	1,155,537	4,229,195	(5,384,732)	2,167,255
Treasury stock	(42,143)				(42,143)

Total shareholders’ equity	2,125,112	1,155,537	4,229,195	(5,384,732)	2,125,112

Total liabilities and shareholders’ equity	$2,557,210	$4,811,928	$10,419,096	$(8,963,655)	$8,824,579

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$20,497	$249,431		$269,928
Servicing income		30,463	28,894		59,357
Other income	$8,622	146,442	264,515	$(408,908)	10,671
Equity in income of affiliates	68,647	39,680		(108,327)

	77,269	237,082	542,840	(517,235)	339,956

Costs and expenses
Operating expenses	2,730	31,362	39,909		74,001
Provision for loan losses		(22,510)	121,226		98,716
Interest expense	5,638	142,065	318,721	(408,908)	57,516
Restructuring charges		506			506

	8,368	151,423	479,856	(408,908)	230,739

Income before income taxes	68,901	85,659	62,984	(108,327)	109,217

Income tax provision	94	17,012	23,304		40,410

Net income	$68,807	$68,647	$39,680	$(108,327)	$68,807

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$68,807	$68,647	$39,680		$(108,327)	$68,807
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		688	4,469	3,841			8,998
Provision for loan losses			(22,510)	121,226			98,716
Deferred income taxes		223,532	86,512	(308,576)			1,468
Accretion of present value discount			4,175	(31,301)			(27,126)
Impairment of credit enhancement assets				91			91
Other		629	(9)	(742)			(122)
Distributions from gain on sale Trusts, net of swap payments			(860)	101,142			100,282
Equity in income of affiliates		(68,647)	(39,680)			108,327
Changes in assets and liabilities:
Other assets		1,801	16,502	4,979			23,282
Accrued taxes and expenses		8,709	(9,125)	5,212			4,796

Net cash provided (used) by operating activities		235,519	108,121	(64,448)			279,192

Cash flows from investing activities:
Purchases of receivables			(1,178,422)	(1,183,002)		1,183,002	(1,178,422)
Principal collections and recoveries on receivables			14,087	701,611			715,698
Net proceeds from sale of receivables			1,183,002			(1,183,002)
Purchases of property and equipment			(635)				(635)
Change in restricted cash - securitization notes payable				(31,940)			(31,940)
Change in restricted cash - warehouse credit facilities				(297,601)			(297,601)
Change in other assets			22,235				22,235
Net change in investment in affiliates		8,252	1,784,778	(122,974)		(1,670,056)

Net cash provided (used) by investing activities		8,252	1,825,045	(933,906)		(1,670,056)	(770,665)

Cash flows from financing activities:
Net change in warehouse credit facilities				521,532			521,532
Issuance of securitization notes				800,000			800,000
Payments on securitization notes				(669,787)			(669,787)
Debt issuance costs		(10)	(777)	(4,407)			(5,194)
Net change in notes payable		(2,872)	(226)				(3,098)
Repurchase of common stock		(67,831)					(67,831)
Net proceeds from issuance of common stock		19,586		(1,646,380)		1,646,380	19,586
Net change in due (to) from affiliates		(197,937)	(1,830,530)	1,999,855		28,612

Net cash (used) provided by financing activities		(249,064)	(1,831,533)	1,000,813		1,674,992	595,208

Net (decrease) increase in cash and cash equivalents		(5,293)	101,633	2,459		4,936	103,735

Effect of Canadian exchange rate changes on cash and cash equivalents		5,293	712	19		(4,936)	1,088

Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$523,795	$2,478	$		$526,273

AmeriCredit Corp

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

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of September 30, 2004, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$28,514	$57,682
Discount rate	8,603	17,444

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative credit losses over the loss confirmation period would increase the allowance for loan losses as of September 30, 2004, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$44,713	$89,427

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

Stock-based employee compensation

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003. The fair value of each option granted or modified during the three months ended September 30, 2003, was estimated using an option-pricing model based on the following weighted average assumptions:

Expected dividends	0
Expected volatility	122%
Risk-free interest rate	1.48%
Expected life	2.5 years

There were no options granted or modified during the three months ended September 30, 2004.

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three months ended September 30, 2004 or 2003.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 as compared to Three Months Ended September 30, 2003

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Balance at beginning of period	$6,782,280	$5,326,314
Loans purchased	1,084,786	745,076
Liquidations and other	(681,104)	(308,390)

Balance at end of period	$7,185,962	$5,763,000

Average finance receivables	$6,952,426	$5,485,801

Beginning in January 2004, the Company enhanced staffing in its branch office network in order to support new loan growth, resulting in an increase in loans purchased during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of September 30, 2004 and 2003, the Company operated 89 auto lending branch offices.

The average new loan size was $17,048 for the three months ended September 30, 2004, compared to $16,963 for the three months ended September 30, 2003. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2004, was 16.2%, compared to 15.8% during the three months ended September 30, 2003. The Company increased loan pricing in response to the increase in short-term market interest rates.

Finance charge income increased by 27% to $269.9 million for the three months ended September 30, 2004, from $211.8 million for the three months ended September 30, 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables increased to 15.4% for the three months ended September 30, 2004, from 15.3% for the three months ended September 30, 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status.

Servicing income consists of the following (in thousands):

	Three Months Ended September 30,
	2004	2003
Servicing fees	$32,322	$57,541
Other-than-temporary impairment	(91)	(13,255)
Accretion	27,126	24,706

	$59,357	$68,992

Average gain on sale receivables	$4,727,627	$8,946,712

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.7% and 2.6%, annualized, of average gain on sale receivables for the three months ended September 30, 2004 and 2003, respectively.

Other-than-temporary impairment of $91,000 for the three months ended September 30, 2004, resulted from higher than forecasted net losses in certain Trusts. Other-than-temporary impairment of $13.3 million for the three months ended September 30, 2003, resulted from increased default rates caused by the weakness in the economy and lower than expected recovery rates caused by depressed used car values.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $27.1 million, or 10.6%, on an annualized basis, of average credit enhancement assets, and $24.7 million, or 7.4%, on an annualized basis, of average credit enhancement assets, during the three months ended September 30, 2004 and 2003, respectively. The increase in accretion as an annualized percentage of average credit enhancement assets resulted from fewer securitization transactions incurring other-than-temporary impairments during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, as the Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool.

Other income was $10.7 million for the three months ended September 30, 2004, compared to $7.5 million for the three months ended September 30, 2003. The increase in other income is primarily due to an increase in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses decreased to $74.0 million for the three months ended September 30, 2004, from $81.0 million for the three months ended September 30, 2003. Operating expenses declined primarily as a result of lower costs to service a declining portfolio, partially offset by increased costs related to greater loan origination volume.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2004 and 2003, reflected inherent losses on receivables originated during that year and changes in the amount of inherent losses on receivables originated in prior years. The provision for loan losses increased to $98.7 million for the three months ended September 30, 2004, from $64.2 million for the three months ended September 30, 2003. As an annualized percentage of average finance receivables, the provision for loan losses was 5.6% and 4.6% for the three months ended September 30, 2004 and 2003, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in order to maintain an appropriate level of allowance for loan losses.

Interest expense decreased to $57.5 million for the three months ended September 30, 2004, from $88.7 million for the three months ended September 30, 2003. Average debt outstanding was $6,382.5 million and $5,648.8 million for the three months ended September 30, 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt was 3.6% for the three months ended September 30, 2004. The effective rate of interest paid on its debt for the three months ended September 30, 2003, was 4.2%, excluding the recognition of $29.0 million of deferred debt issuance costs related to the whole loan purchase facility which was repaid in September 2003. The decrease in the effective rate resulted from a greater use of less expensive funding options, such as securitizations, during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

The Company’s effective income tax rate was 37.0% and 37.8% for the three months ended September 30, 2004 and 2003, respectively. The decrease in the Company’s effective income tax rate resulted from a reduction in the effective state tax rate as a result of a change in the mix of business due to organizational restructuring, the closure of the Florida collection center and other changes that reduced state tax exposures.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended September 30,
	2004	2003
Unrealized (losses) gains on credit enhancement assets	$(13,503)	$11,602
Unrealized (losses) gains on cash flow hedges	(2,098)	7,541
Canadian currency translation adjustment	5,293	(601)
Income tax benefit (provision)	6,027	(7,370)

	$(4,281)	$11,172

Credit Enhancement Assets

Unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended September 30,
	2004	2003
Unrealized (losses) gains related to changes in credit loss assumptions	$(5,509)	$11,379
Unrealized (losses) gains related to changes in interest rates	(2,498)	2,573
Reclassification of unrealized gains into earnings through accretion	(5,496)	(2,350)

	$(13,503)	$11,602

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

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.6% to 15.2% as of September 30, 2004, from a range of 12.4% to 14.9% as of June 30, 2004. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.1% to 14.8% as of September 30, 2003, from a range of 11.3% to 14.7% as of June 30, 2003. For the three months ended September 30, 2004, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $5.5 million and, for certain trusts, other-than-temporary impairment of $0.1 million. For the three months ended September 30, 2003, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions resulting in the recognition of unrealized gains of $11.4 million for those securitization Trusts, while other Trusts experienced worse than expected credit performance resulting in the recognition of other-than-temporary impairment of $13.3 million.

Unrealized losses related to changes in interest rates of $2.5 million for the three months ended September 30, 2004, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to a decrease in forward interest rate expectations. Unrealized gains related to changes in interest rates of $2.6 million for the three months ended September 30, 2003, resulted primarily from a increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $5.5 million and $2.4 million were reclassified into earnings through accretion during the three months ended September 30, 2004 and 2003, respectively, and relate primarily to the recognition of actual excess cash collected over the Company’s initial estimate.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2004	2003
Unrealized gain related to changes in fair value	$1,025	$7,476
Reclassification of net unrealized (gain) losses into earnings	(3,123)	65

	$(2,098)	$7,541

Unrealized gains related to changes in fair value for the three months ended September 30, 2004 and 2003, were primarily due to the increase in forward interest rate expectations.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $5.3 million and losses of $0.6 million for the three months ended September 30, 2004 and 2003, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2004 and 2003. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Finance charge income	$269,928	$211,772
Other income	10,671	7,481
Interest expense	(57,516)	(88,744)

Net margin	$223,083	$130,509

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

The Company routinely securitizes its receivables and prior to October 1, 2002, recorded a gain on the sale of such receivables. The net margin on a managed basis presented below assumes that all securitized receivables have not been sold and are still on the Company’s consolidated balance sheet. Accordingly, no servicing income would have been recognized. Instead, finance charges would be recognized over the life of the securitized receivables as earned, and interest and other costs related to the asset-backed securities would be recognized as incurred.

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Finance receivables	$6,952,426	$5,485,801
Gain on sale receivables	4,727,627	8,946,712

Average managed receivables	$11,680,053	$14,432,513

Average managed receivables outstanding decreased by 19% because collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Finance charge income	$487,018	$592,464
Other income	18,293	16,792
Interest expense	(114,507)	(198,834)

Net margin	$390,804	$410,422

Net margin as a percentage of average managed finance receivables is as follows:

	Three Months Ended September 30,
	2004	2003
Finance charge income	16.6%	16.3
Other income	0.6	0.5
Interest expense	(3.9)	(5.5)

Net margin as a percentage of average managed finance receivables	13.3%	11.3%

Net margin as a percentage of average managed finance receivables increased for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily as a result of lower cost of funds. Interest expense for the three months ended September 30, 2003, reflected the expensing of debt issuance costs related to the termination of the whole loan purchase facility.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Three Months Ended September 30,
	2004	2003
Finance charge income per consolidated statements of income	$269,928	$211,772
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	217,090	380,692

Managed basis finance charge income	$487,018	$592,464

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Three Months Ended September 30,
	2004	2003
Other income per consolidated statements of income	$10,671	$7,481
Adjustments to reflect investment income earned on cash in gain on sale Trusts	2,131	1,957
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	5,491	7,354

Managed basis other income	$18,293	$16,792

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Three Months Ended September 30,
	2004	2003
Interest expense per consolidated statements of income	$57,516	$88,744
Adjustments to reflect interest expense incurred by gain on sale Trusts	56,991	110,090

Managed basis interest expense	$114,507	$198,834

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

Prior to October 1, 2002, the Company periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the Company’s balance sheet at estimated fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the Company’s estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings to the extent the write-down exceeds any previously recorded unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$7,185,962	$4,282,509	$11,468,471

Nonaccretable acquisition fees	(176,637)
Allowance for loan losses	(270,497)

Receivables, net	$6,738,828

Number of outstanding contracts	544,335	431,947	976,282

Average carrying amount of outstanding contract (in dollars)	$13,201	$9,914	$11,747

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

	June 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$6,782,280	$5,140,522	$11,922,802

Nonaccretable acquisition fees	(176,203)
Allowance for loan losses	(242,208)

Receivables, net	$6,363,869

Number of outstanding contracts	508,517	503,154	1,011,671

Average carrying amount of outstanding contract (in dollars)	$13,337	$10,217	$11,785

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses and nonaccretable acquisition fees increased to $447.1 million, or 6.2% of finance receivables, at September 30, 2004, from $418.4 million, or 6.2% of finance receivables, at June 30, 2004. The increase in allowance for loan losses and nonaccretable acquisition fees resulted from increased finance receivables outstanding.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2004
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$337,415	4.7%	$416,312	9.7%	$753,727	6.6%
Greater than 60 days	135,332	1.9	174,683	4.1	310,015	2.7

	472,747	6.6	590,995	13.8	1,063,742	9.3
In repossession	23,476	0.3	27,509	0.6	50,985	0.4

	$496,223	6.9%	$618,504	14.4%	$1,114,727	9.7%

	September 30, 2003
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$273,603	4.7%	$777,193	9.5%	$1,050,796	7.6%
Greater than 60 days	102,038	1.8	306,724	3.8	408,762	2.9

	375,641	6.5	1,083,917	13.3	1,459,558	10.5
In repossession	50,425	0.9	136,054	1.6	186,479	1.3

	$426,066	7.4%	$1,219,971	14.9%	$1,646,037	11.8%

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

At September 30, 2004, a greater percentage of finance receivables in the Company’s portfolio were purchased after February 2003 as compared to the percentage of the Company’s portfolio purchased after February 2003 at September 30, 2003. The Company has experienced improved credit performance on loans originated since February 2003; accordingly, total managed finance receivables 31 to 60 days and greater-than-60 days delinquent were lower at September 30, 2004, as compared to September 30, 2003. The decline in the level of accounts in repossession is due to the Company’s change in its repossession charge-off policy in the quarter ended December 31, 2003, to charge off accounts when the automobile is repossessed and legally available for disposition rather than when it is repossessed and disposed.

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as well as the relative lower overall seasoning of such finance receivables.

Deferrals

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. The Company’s policies and guide lines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of the company’s customer base and policies and guidelines of the deferral program, approximately 50% of the Company’s customers receive a deferral at some point in the life of their loan.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Therefter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

	Three Months Ended September 30,
	2004	2003
Finance receivables	2.8%	1.7%
Gain on sale receivables	3.9	5.0

	6.7%	6.7%

The following is a summary of deferrals as a percentage of managed receivables outstanding:

	September 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	84.3%	48.7%	71.0%
Deferred:
1-2 times	14.2	41.2	24.3
3-4 times	1.2	9.8	4.4
Greater than 4 times	0.3	0.3	0.3

Total deferred	15.7	51.3	29.0

Total	100.0%	100.0%	100.0%

	June 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	85.0%	51.0%	70.3%
Deferred:
1-2 times	13.7	41.4	25.7
3-4 times	1.1	7.4	3.8
Greater than 4 times	0.2	0.2	0.2

Total deferred	15.0	49.0	29.7

Total	100.0%	100.0%	100.0%

The Company evaluates the results of its deferment strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, the Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferment levels do not have a direct impact on the ultimate amount of finance receivables charged off by the Company. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios and loss confirmation periods used in the determination of the adequacy of the Company’s allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Finance receivables:
Repossession charge-offs	$111,809	$88,447
Less: Recoveries	(50,708)	(42,460)
Mandatory charge-offs (a)	13,880	10,433

Net charge-offs	$74,981	$56,420

Gain on sale:
Repossession charge-offs	$162,368	$312,920
Less: Recoveries	(60,507)	(123,471)
Mandatory charge-offs (a)	9,451	31,964

Net charge-offs	$111,312	$221,413

Total managed:
Repossession charge-offs	$274,177	$401,367
Less: Recoveries	(111,215)	(165,931)
Mandatory charge-offs (a)	23,331	42,397

Net charge-offs	$186,293	$277,833

Net charge-offs as an annualized percentage of average managed receivables outstanding	6.3%	7.6%

Net recoveries as a percentage of gross repossession charge-offs	40.6%	41.3%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, resulted primarily from improved credit performance on loans originated since February 2003. Recoveries as a percentage of repossession charge-offs decreased due to the increase in seasoning of the portfolio and age of vehicles repossessed and sold.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of warehouse credit facilities, whole loan purchase facility, securitization notes payable and senior notes, funding credit enhancement requirements for securitization transactions and stock repurchases.

The Company used cash of $1,178.4 million and $821.3 million for the purchase of finance receivables during the three months ended September 30, 2004 and 2003, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through long-term financing in securitization transactions.

Warehouse Credit Facilities

In the normal course of business, the Company will pledge receivables and borrow from its warehouse credit facilities to fund its operations and repay these borrowings as appropriate under its cash management strategy.

As of September 30, 2004, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity		Facility Amount	Advances Outstanding
Commercial paper	November 2006	(a)(c)	$1,950.0	$451.7
Medium term note	February 2005	(a)(b)	500.0	500.0
Repurchase facility	August 2005	(a)	400.0	69.8

			$2,850.0	$1,021.5

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(c)	$150.0 million of this facility matures in November 2004, and the remaining $1,800.0 million matures in November 2006.

In August 2004, the Company entered into a $400.0 million special purpose financing facility under which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the Trust’s clean-up call option. This repurchase facility will mature in August 2005.

In October 2004, the Company entered into a $650.0 million medium term note facility that will mature in October 2007. This facility replaced the $500.0 million medium term note facility the Company terminated subsequent to September 30, 2004.

In November 2004, the Company also renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2005 and the $1,800.0 million three year maturity to November 2007.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as deferment levels. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2004, all of the Company’s warehouse credit facilities were in compliance with the financial ratios or performance ratios.

Securitizations

The Company has completed 45 auto receivable securitization transactions through September 30, 2004. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2004
Gain on sale:
2000-C	August 2000	$1,100.0	$103.8
2000-1	November 2000	495.0	36.9
2000-D	November 2000	600.0	77.1
2001-A	February 2001	1,400.0	203.8
2001-1	April 2001	1,089.0	150.2
2001-B	July 2001	1,850.0	383.1
2001-C	September 2001	1,600.0	379.9
2001-D	October 2001	1,800.0	452.9
2002-A	February 2002	1,600.0	472.5
2002-1	April 2002	990.0	269.0
2002-A Canada (b)	May 2002	145.0	77.8
2002-B	June 2002	1,200.0	409.9
2002-C	August 2002	1,300.0	476.5
2002-D	September 2002	600.0	234.3

Total gain on sale transactions		15,769.0	3,727.7

Secured financing:
2002-E-M	October 2002	1,700.0	769.4
C2002-1 Canada (b)(c)	November 2002	137.0	91.0
2003-A-M	April 2003	1,000.0	506.1
2003-B-X	May 2003	825.0	440.8
2003-C-F	September 2003	915.0	553.2
2003-D-M	October 2003	1,200.0	774.2
2004-A-F	February 2004	750.0	546.8
2004-B-M	April 2004	900.0	729.9
2004-1 (d)	June 2004	575.0	522.5
2004-C-A	August 2004	800.0	799.9

Total secured financing transactions		8,802.0	5,733.8

Total active securitizations		$24,571.0	$9,461.5

(a)	Transactions originally totaling $10,245.5 million have been paid off as of September 30, 2004.
(b)	Balances at September 30, 2004, reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $23.7 million of asset-backed securities issued and retained by the Company.
(d)	Amounts do not include $40.8 million of asset-backed securities retained by the Company.

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

For securitization transactions completed subsequent to December 31, 2002, initial cash deposit and overcollateralization levels were approximately 10.5% of the original receivable pool balance and target credit enhancement levels must reach approximately 18.5% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately five to nine months after receivables are securitized. The Company completed a securitization transaction in November 2004 that required initial cash deposit and overcollateralization levels of 9.5% of the original receivable pool balance and target credit enhancement levels of 17.0% of the receivable pool balance before cash is distributed to the Company. Increases or decreases to the credit enhancement level on future securitization transactions will depend on the credit performance of the Company’s finance receivables.

Cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2004	2003
Initial credit enhancement deposits:
Secured financing Trusts:
Restricted cash	$17.5	$20.2
Overcollateralization	74.3	96.0
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	100.3	82.3
Secured financing Trusts	150.7	37.4

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”) and are referred to herein as the “FSA Program.” The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from FSA Program securitizations that have already met their own credit enhancement requirements may be used to fund increased minimum credit enhancement levels with respect to FSA Program securitizations in which specified portfolio performance ratios have been exceeded, rather than being distributed to the Company.

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002, are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for certain of these securitization Trusts after a specified period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target enhancement requirements.

As of September 30, 2004, the Company had exceeded its targeted cumulative net loss triggers in nine of the ten remaining FSA Program securitizations and waivers were not granted by FSA. Accordingly, cash of approximately $310 million generated by FSA Program securitization otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted cumulative net loss triggers on the remaining FSA Program securitization during fiscal 2005, which will require increased credit enhancement level for such securitization. The Company does not expect a waiver to be granted by FSA in the future with respect to the securitizations that have breached their portfolio performance triggers and estimates that cash otherwise distributable to the Company on FSA Program securitizations will be used to fund increased credit enhancement for the remaining FSA Program securitization, delaying and reducing the amount to be released to the Company during fiscal 2005. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2004, no such termination events have occurred with respect to any of the Trusts formed by the Company.

During the three months ended September 30, 2004, the Company repurchased 3,499,250 shares of its common stock, completing the $100 million stock repurchase plan approved by the Board of Directors in April 2004.

On August 17, 2004, the Company announced the approval of another stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. The Company repurchased 2,110,567 shares under this plan from October 1, 2004, through November 8, 2004.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its growth strategies in fiscal 2005. As of September 30, 2004, the Company had unrestricted cash balances of $526.3 million. Assuming that loan purchase volume ranges from $4.5 billion to $5.0 billion during the next twelve months and the initial credit enhancement requirement for the Company’s securitization transactions is at 9.5%, the Company would require $427.5 million to $475.0 million in cash or liquidity to fund initial credit enhancement over that period. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits during the next twelve months. The Company will continue to require the execution of additional securitization transactions during the next twelve months. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and is otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on floating rate securities issued by its securitization Trusts to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company from its credit enhancement assets over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings are included in other assets and the fair value of the interest rap agreements sold by the Company are included in derivative financial instruments on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

Management monitors the Company’s hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that the Company’s strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company’s profitability. All transactions are entered into for purposes other than trading. There have been no material changes in the Company’s interest rate risk exposure since June 30, 2004.

CURRENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force Issue No. 04-8

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), to change the existing accounting for convertible debt within the dilutive earnings per share calculation. This change, which is expected to be effective as of the three months ended December 31, 2004, will result in the Company’s convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 will require retroactive application beginning with the three months ended December 31, 2003, which is the first quarter the Company’s convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share would be $0.41 per share for the September 2004 quarter.

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled

David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violated federal and state securities laws and issued misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee of the Board of Directors has been created to investigate the claims in the derivative actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company repurchased shares as follows:

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program
July 2004 (a)	3,499,250	(a)	$19.38	(a)	3,499,250	(a)	$0	(a)

(a)	On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

On August 17, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. As of September 30, 2004, no shares had been repurchased under this second repurchase plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

10.1	Amendment No. 11, dated September 22, 2004, to the Security Agreement dated as of February 25, 2002, among the Debtor, AFS, AmeriCredit MTN Corp. III and The Chase Manhattan Bank (predecessor to JPMorgan Chase Bank), as Collateral Agent and Securities Intermediary.

10.2	Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp., and Wells Fargo Bank, National Association, as collateral agent and securities intermediary.

10.3	Note Purchase Agreement, dated August 19, 2004, among AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., Sheffield Receivables Corporation, and Barclays Bank, PLC, as agent.

10.4	Servicing and Custodian Agreement, dated August 19, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit Repurchase Trust, Wells Fargo Bank, National Association, as collateral agent and backup servicer, and Barclays Bank, PLC, as agent.

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 9, 2004	By:	/s/ Preston A. Miller
(Signature)

Preston A. Miller
Executive Vice President,
Chief Financial Officer and Treasurer