Form 10-Q
period 2004-12-31
AMERICREDIT CORP
filed 2005-02-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

There were 151,918,130 shares of common stock, $0.01 par value outstanding as of January 31, 2005.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2004	June 30, 2004
ASSETS

Cash and cash equivalents	$487,831	$421,450
Finance receivables, net	7,162,368	6,363,869
Interest-only receivables from Trusts	70,472	110,952
Investments in Trust receivables	373,895	528,345
Restricted cash - gain on sale Trusts	418,922	423,025
Restricted cash - securitization notes payable	489,406	482,724
Restricted cash - warehouse credit facilities	83,552	209,875
Property and equipment, net	90,513	101,424
Deferred income taxes	13,610
Other assets	219,274	182,915

Total assets	$9,409,843	$8,824,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities	$948,937	$500,000
Securitization notes payable	5,720,631	5,598,732
Senior notes	166,585	166,414
Convertible senior notes	200,000	200,000
Other notes payable	11,863	21,442
Funding payable	78,652	37,273
Accrued taxes and expenses	128,205	159,798
Derivative financial instruments	6,680	12,348
Deferred income taxes		3,460

Total liabilities	7,261,553	6,699,467

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued Common stock, $0.01 par value per share; 230,000,000 shares authorized; 164,713,790 and 162,777,598 shares issued	1,647	1,628
Additional paid-in capital	1,114,453	1,081,079
Accumulated other comprehensive income	31,592	36,823
Retained earnings	1,181,099	1,047,725

	2,328,791	2,167,255
Treasury stock, at cost (12,046,256 and 5,165,588 shares)	(180,501)	(42,143)

Total shareholders’ equity	2,148,290	2,125,112

Total liabilities and shareholders’ equity	$9,409,843	$8,824,579

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue
Finance charge income	$291,675	$225,014	$561,603	$436,786
Servicing income	40,372	47,959	99,729	116,951
Other income	12,720	8,511	23,391	15,992

	344,767	281,484	684,723	569,729

Costs and expenses
Operating expenses	80,001	88,340	154,002	169,324
Provision for loan losses	100,197	61,356	198,913	125,599
Interest expense	61,976	56,287	119,492	145,031
Restructuring charges, net	105	(271)	611	468

	242,279	205,712	473,018	440,422

Income before income taxes	102,488	75,772	211,705	129,307

Income tax provision	37,921	28,604	78,331	48,814

Net income	64,567	47,168	133,374	80,493

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(12,953)	(4,458)	(26,456)	7,144
Unrealized gains on cash flow hedges	4,740	8,710	2,642	16,251
Foreign currency translation adjustment	4,224	4,566	9,517	3,965
Income tax benefit (provision)	3,039	(1,574)	9,066	(8,944)

Other comprehensive (loss) income	(950)	7,244	(5,231)	18,416

Comprehensive income	$63,617	$54,412	$128,143	$98,909

Earnings per share
Basic	$0.42	$0.30	$0.86	$0.51

Diluted	$0.39	$0.29	$0.80	$0.50

Weighted average shares outstanding	154,062,587	156,600,326	154,861,396	156,533,957

Weighted average shares and assumed incremental shares	168,617,089	164,436,702	169,486,045	160,640,355

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income	$133,374	$80,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,196	54,275
Provision for loan losses	198,913	125,599
Deferred income taxes	2,139	(3,232)
Accretion of present value discount	(41,670)	(41,511)
Impairment of credit enhancement assets	1,122	31,569
Other	(2,393)	907
Distributions from gain on sale Trusts, net of swap payments	199,086	78,069
Changes in assets and liabilities:
Other assets	(33,794)	98,605
Accrued taxes and expenses	(30,954)	(32,558)

Net cash provided by operating activities	445,019	392,216

Cash flows from investing activities
Purchases of receivables	(2,401,555)	(1,719,041)
Principal collections and recoveries on receivables	1,454,891	968,408
Purchases of property and equipment	(1,662)	(2,137)
Change in restricted cash - securitization notes payable	(2,755)	(108,585)
Change in restricted cash - warehouse credit facilities	126,323	699,497
Change in other assets	22,732	47,903

Net cash used in investing activities	(802,026)	(113,955)

Cash flows from financing activities
Net change in warehouse credit facilities	448,937	(567,203)
Repayment of whole loan purchase facility		(905,000)
Issuance of securitization notes payable	1,550,000	2,115,000
Payments on securitization notes payable	(1,436,780)	(843,431)
Issuance of convertible senior notes		200,000
Retirement of senior notes		(18,430)
Debt issuance costs	(11,216)	(20,526)
Net change in notes payable	(9,779)	(6,479)
Sale of warrants		34,441
Purchase of call options on common stock		(61,490)
Repurchase of common stock	(144,145)
Net proceeds from issuance of common stock	24,683	2,640

Net cash provided by (used in) financing activities	421,700	(70,478)

Net increase in cash and cash equivalents	64,693	207,783
Effect of Canadian exchange rate changes on cash and cash equivalents	1,688	61
Cash and cash equivalents at beginning of period	421,450	316,921

Cash and cash equivalents at end of period	$487,831	$524,765

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation.

The consolidated financial statements as of December 31, 2004, and for the three and six months ended December 31, 2004 and 2003, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Diluted earnings per share for all periods beginning with the December 2003 quarter were revised to reflect the retroactive application of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The results for interim periods are not necessarily indicative of results for a full year.

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

Diluted Earnings Per Share

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), to change the effect of contingently convertible debt within the dilutive earnings per share calculation. This change, which became effective for the three months ended December 31, 2004, resulted in the Company’s convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 required retroactive application beginning with the three months ended December 31, 2003, which was the first quarter the Company’s convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share decreased from $0.30 to $0.29 per share and from $0.51 to $0.50 per share for the three and six months ended December 31, 2003, respectively.

Accretion of Acquisition Fees

The Company adopted the Accounting Standards Executive Committee’s Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under

SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit-related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans using the effective interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Unamortized acquisition fees on loans charged off reduce the amount charged off to the allowance for loan losses and unamortized acquisition fees on loans paid off are recognized as an adjustment to yield in the period they are paid off. The implementation of SOP 03-3 resulted in the Company recording an additional $21.8 million and $42.8 million to expense during the three and six months ended December 31, 2004, respectively.

Stock-based Employee Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $1.9 million ($1.2 million net of tax) and $2.7 million ($1.7 million net of tax) during the three and six months ended December 31, 2004, respectively and $438,000 ($273,000 net of tax) and $573,000 ($357,000 net of tax) during the three and six months ended December 31, 2003, respectively, for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income as reported	$64,567	$47,168	$133,374	$80,493
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,216	273	1,712	357
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(5,224)	(4,977)	(9,538)	(9,766)

Pro forma net income	$60,559	$42,464	$125,548	$71,084

Earnings per share:
Basic - as reported	$0.42	$0.30	$0.86	$0.51

Basic - pro forma	$0.39	$0.27	$0.81	$0.45

Diluted - as reported	$0.39	$0.29	$0.80	$0.50

Diluted - pro forma	$0.36	$0.26	$0.75	$0.44

The fair value of each option granted or modified during the three and six months ended December 31, 2004 and 2003, was estimated using an option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,				Six Months Ended December 31,
	2004		2003		2004		2003
Expected dividends	0		0		0		0
Expected volatility	48.9%		94.1%		48.9%		107.7%
Risk-free interest rate	2.7%		3.4%		2.7%		2.5%
Expected life	2.4 year	s	5 year	s	2.4 year	s	3.8 year	s

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), to revise FASB Statement No. 123, “Accounting for Stock-Based

Compensation”. SFAS 123R, which is effective beginning on July 1, 2005, requires that the cost resulting from all share-based payment transactions be measured at fair-value and recognized in the financial statements. The Company anticipates that the adoption of this statement will result in an estimated $4.7 million additional expense for the fiscal year ending June 30, 2006. The estimated expense is based on unamortized expense relating to outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that are expected to vest subsequent to June 30, 2005.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2004	June 30, 2004
Finance receivables unsecuritized, net of fees	$1,129,951	$451,010
Finance receivables securitized, net of fees	6,492,600	6,331,270
Less nonaccretable acquisition fees	(177,819)	(176,203)
Less allowance for loan losses	(282,364)	(242,208)

	$7,162,368	$6,363,869

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $978.9 million and $337.9 million pledged under the Company’s warehouse credit facilities as of December 31 and June 30, 2004, respectively.

The accrual of finance charge income has been suspended on $331.2 million and $255.6 million of finance receivables as of December 31 and June 30, 2004, respectively.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. The Company also records a discount on finance receivables repurchased upon exercise of a call option from its gain on sale securitization transactions and accounts for such discounts as nonaccretable discounts available to cover losses inherent in the repurchased finance receivables.

A summary of the nonaccretable acquisition fees and discounts is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$176,637	$122,546	$176,203	$102,719
Purchases of receivables	6,806	17,418	11,794	38,328
Net charge-offs	(5,624)		(10,178)	(1,083)

Balance at end of period	$177,819	$139,964	$177,819	$139,964

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$270,497	$235,885	$242,208	$226,979
Provision for loan losses	100,197	61,356	198,913	125,599
Net charge-offs	(88,330)	(83,407)	(158,757)	(138,744)

Balance at end of period	$282,364	$213,834	$282,364	$213,834

NOTE 3 - SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Receivables securitized	$810,812	$1,311,477	$1,685,130	$2,322,527
Net proceeds from securitization	750,000	1,200,000	1,550,000	2,115,000
Servicing fees:
Sold	26,859	49,468	59,181	107,009
Secured financing (a)	42,002	30,901	81,682	52,043
Distributions from Trusts, net of swap payments:
Sold	98,804	(4,223)	199,086	78,069
Secured financing	124,373	38,300	275,033	75,662

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of December 31 and June 30, 2004, the Company was servicing $9,979.8 million and $11,471.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

NOTE 4 - CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	December 31, 2004	June 30, 2004
Interest-only receivables from Trusts	$70,472	$110,952
Investments in Trust receivables	373,895	528,345
Restricted cash - gain on sale Trusts	418,922	423,025

	$863,289	$1,062,322

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$968,264	$1,282,650	$1,062,322	$1,360,618
Distributions from Trusts	(99,425)	(4,662)	(202,654)	(97,114)
Accretion of present value discount	4,811	9,998	21,588	23,962
Other-than-temporary impairment	(1,031)	(18,314)	(1,122)	(31,569)
Change in unrealized gain	(9,725)	(1,464)	(17,752)	12,488
Foreign currency translation adjustment	395	598	907	421

Balance at end of period	$863,289	$1,268,806	$863,289	$1,268,806

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

The Company has exceeded its targeted cumulative net loss triggers in eight of the remaining nine FSA Program securitizations and waivers were not granted by FSA. Accordingly, as of December 31, 2004, cash of approximately $237.4 million generated by FSA Program securitizations otherwise distributable to the Company has been used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted cumulative net loss trigger on the remaining FSA Program securitization during fiscal 2005, which will require an increased credit enhancement level for such securitization. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 is not expected to be material to the Company’s liquidity position.

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	December 31, 2004	June 30, 2004
Cumulative credit losses	12.8% - 15.0%	12.4% - 14.9%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 5 - WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	December 31, 2004	June 30, 2004
Commercial paper facility	$171,898
Medium term note facility	650,000	$500,000
Repurchase facility	127,039

	$948,937	$500,000

Further detail regarding terms and availability of the warehouse credit facilities as of December 31, 2004, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2007 (a)(b)	$1,950,000	$171,898	$199,113	$2,006
Medium term note:
October 2007 (a)(c)	650,000	650,000	654,733	54,547
Repurchase facility:
August 2005 (a)	400,000	127,039	125,092	2,645

	$3,000,000	$948,937	$978,938	$59,198

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $24.4 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheet.

In August 2004, the Company entered into a $400.0 million special purpose financing facility under which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the clean-up call option.

In October 2004, the Company terminated the $500.0 million medium term note facility and entered into a $650.0 million medium term note facility.

In November 2004, the Company renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2005 and the $1,800.0 million three-year maturity to November 2007.

In January 2005, the Company entered into a $150.0 million warehouse facility to fund higher credit quality receivables. This facility will mature in January 2006, at which time the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

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

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2004, the Company’s warehouse credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $11.4 million and $8.3 million as of December 31 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 - SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $21.7 million as of December 31 and June 30, 2004, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (d)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$718,387	$668,618
C2002-1 Canada (a)(b)	December 2009	137,000	5.5%	83,303	47,701
2003-A-M	November 2009	1,000,000	2.6%	504,953	441,965
2003-B-X	January 2010	825,000	2.3%	440,308	385,058
2003-C-F	May 2010	915,000	2.8%	548,675	480,615
2003-D-M	August 2010	1,200,000	2.3%	794,543	682,535
2004-A-F	February 2011	750,000	2.3%	542,049	477,601
2004-B-M	March 2011	900,000	2.2%	731,234	631,979
2004-1 (c)	July 2010	575,000	3.7%	571,316	457,633
2004-C-A	May 2011	800,000	3.2%	789,237	721,035
2004-D-F	July 2011	750,000	3.1%	768,595	725,891

		$9,552,000		$6,492,600	$5,720,631

(a)	Note balances do not include $24.9 million of asset-backed securities issued and retained by the Company.
(b)	The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Note balances do not include $40.8 million of asset-backed securities retained by the Company.
(d)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2004, the Company had interest rate swap agreements with underlying notional amounts of $1,011.1 million and $1,469.6 million, respectively. As of December 31, 2004, the fair value of the Company’s interest rate swap agreements of $2.2 million are included in other assets on the consolidated balance sheets. As of June 30, 2004, the fair value of the Company’s interest rate swap agreements of $6.8 million are included in derivative financial instruments on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $3.9 million and $1.3 million included in accumulated other comprehensive income as of December 31 and June 30, 2004, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three and six months ended December 31, 2004 and 2003. The Company estimates approximately $1.7 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of December 31 and June 30, 2004, the Company had interest rate cap agreements with underlying notional amounts of $2,195.5 million and $2,335.0 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $7.0 million and $5.9 million as of December 31 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $6.7 million and $5.6 million as of December 31 and June 30, 2004, respectively, are included as derivative financial instruments on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31 and June 30, 2004, these restricted cash accounts totaled $13.4 million and $36.3 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of December 31, 2004, the carrying value of the senior notes and convertible senior notes were $166.6 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 13.

Legal Proceedings

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. The Company believes that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

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

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee of the Board of Directors has been created to investigate the claims in the derivative actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

NOTE 9 - COMMON STOCK

During the six months ended December 31, 2004, the Company repurchased 7,286,877 shares of its common stock under the stock repurchase plans approved by the Board of Directors in April and August 2004. As of February 2, 2005, the Company completed the repurchases authorized under the August 2004 plan.

On January 25, 2005, the Company announced the approval of another stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $500.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

NOTE 10 - RESTRUCTURING CHARGES

The Company recognized restructuring charges of $0.1 million and $0.6 million during the three and six months ended December 31, 2004, respectively, and $(0.3) million and $0.5 million for the three and six months ended December 31, 2003, respectively.

As of December 31, 2004, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $12.4 million of contract termination and other associated costs. Total costs incurred to date in connection with the Company’s revised operating plan in February 2003 includes $18.8 million in personnel-related costs, $25.3 million of contract termination costs and $28.4 million in other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheet, for the restructuring charges for the six months ended December 31, 2004, is as follows (in thousands):

	Personnel- Related Costs		Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2004		$10	$16,029	$3,390	$19,429
Cash settlements		(10)	(2,831)		(2,841)
Non-cash settlements			(375)	(193)	(568)
Adjustments			639	(28)	611

Balance at December 31, 2004	$		$13,462	$3,169	$16,631

NOTE 11 - EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$64,567	$47,168	$133,374	$80,493

Interest expense related to convertible senior notes, net of related tax effects	718	348	1,433	348

Adjusted net income	$65,285	$47,516	$134,807	$80,841

Weighted average shares outstanding	154,062,587	156,600,326	154,861,396	156,533,957

Incremental shares resulting from assumed conversions:
Stock options	3,109,199	1,728,588	3,193,088	1,033,614
Warrants	740,098	406,103	726,356	221,941
Convertible senior notes	10,705,205	5,701,685	10,705,205	2,850,843

	14,554,502	7,836,376	14,624,649	4,106,398

Weighted average shares and assumed incremental shares	168,617,089	164,436,702	169,486,045	160,640,355

Earnings per share:
Basic	$0.42	$0.30	$0.86	$0.51

Diluted	$0.39	$0.29	$0.80	$0.50

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to the Company’s convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares impact of the Company’s outstanding stock options and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.0 million and 8.5 million shares of common stock at December 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of the Company’s convertible senior notes on assumed incremental shares. As required by EITF 04-8, assumed incremental shares for the three and six months ended December 31, 2003, were retroactively adjusted for the impact of the convertible senior notes.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2004	2003
Interest costs (none capitalized)	$119,745	$128,891
Income taxes	95,284	48,424

The Company received a tax refund of $70.0 million in July 2003.

NOTE 13 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$481,231	$6,600		$487,831
Finance receivables, net		100,795	7,061,573		7,162,368
Interest-only receivables from Trusts		12	70,460		70,472
Investments in Trust receivables		3,699	370,196		373,895
Restricted cash - gain on sale Trusts		3,879	415,043		418,922
Restricted cash - securitization notes payable			489,406		489,406
Restricted cash - warehouse credit facilities			83,552		83,552
Property and equipment, net	$349	90,163	1		90,513
Deferred income taxes	49,196	14,784	(50,370)		13,610
Other assets	7,084	167,720	53,906	$(9,436)	219,274
Due from affiliates	1,274,568		1,236,646	(2,511,214)
Investment in affiliates	1,247,615	3,074,262	333,716	(4,655,593)

Total assets	$2,578,812	$3,936,545	$10,070,729	$(7,176,243)	$9,409,843

Liabilities:
Warehouse credit facilities			$948,937		$948,937
Securitization notes payable			5,774,103	$(53,472)	5,720,631
Senior notes	$166,585				166,585
Convertible senior notes	200,000				200,000
Other notes payable	10,077	$1,786			11,863
Funding payable		78,155	497		78,652
Accrued taxes and expenses	53,860	41,050	42,731	(9,436)	128,205
Derivative financial instruments		6,680			6,680
Due to affiliates		2,482,613		(2,482,613)

Total liabilities	430,522	2,610,284	6,766,268	(2,545,521)	7,261,553

Shareholders’ equity:
Common stock	1,647	75,355	30,627	(105,982)	1,647
Additional paid-in capital	1,114,453	41,750	1,607,559	(1,649,309)	1,114,453
Accumulated other comprehensive income	31,592	13,400	31,757	(45,157)	31,592
Retained earnings	1,181,099	1,195,756	1,634,518	(2,830,274)	1,181,099

	2,328,791	1,326,261	3,304,461	(4,630,722)	2,328,791
Treasury stock	(180,501)				(180,501)

Total shareholders’ equity	2,148,290	1,326,261	3,304,461	(4,630,722)	2,148,290

Total liabilities and shareholders’ equity	$2,578,812	$3,936,545	$10,070,729	$(7,176,243)	$9,409,843

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2004

(in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$421,450			$421,450
Finance receivables, net		81,167	$6,282,702		6,363,869
Interest-only receivables from Trusts		38	110,914		110,952
Investments in Trust receivables		6,683	521,662		528,345
Restricted cash - gain on sale Trusts		3,538	419,487		423,025
Restricted cash - securitization notes payable			482,724		482,724
Restricted cash - warehouse credit facilities			209,875		209,875
Property and equipment, net	$349	101,073	2		101,424
Other assets	8,894	136,863	44,270	$(7,112)	182,915
Due from affiliates	1,406,204		2,143,179	(3,549,383)
Investment in affiliates	1,141,763	4,061,116	204,281	(5,407,160)

Total assets	$2,557,210	$4,811,928	$10,419,096	$(8,963,655)	$8,824,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$500,000		$500,000
Securitization notes payable			5,646,952	$(48,220)	5,598,732
Senior notes	$166,414				166,414
Convertible senior notes	200,000				200,000
Other notes payable	19,385	$2,057			21,442
Funding payable		36,438	835		37,273
Accrued taxes and expenses	17,938	110,947	38,025	(7,112)	159,798
Derivative financial instruments		12,250	98		12,348
Due to affiliates		3,523,591		(3,523,591)
Deferred income taxes	28,361	(28,892)	3,991		3,460

Total liabilities	432,098	3,656,391	6,189,901	(3,578,923)	6,699,467

Shareholders’ equity:
Common stock	1,628	37,719	92,166	(129,885)	1,628
Additional paid-in capital	1,081,079	41,750	2,578,911	(2,620,661)	1,081,079
Accumulated other comprehensive income	36,823	8,476	38,211	(46,687)	36,823
Retained earnings	1,047,725	1,067,592	1,519,907	(2,587,499)	1,047,725

	2,167,255	1,155,537	4,229,195	(5,384,732)	2,167,255
Treasury stock	(42,143)				(42,143)

Total shareholders’ equity	2,125,112	1,155,537	4,229,195	(5,384,732)	2,125,112

Total liabilities and shareholders’ equity	$2,557,210	$4,811,928	$10,419,096	$(8,963,655)	$8,824,579

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended December 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$18,635	$273,040		$291,675
Servicing income		25,222	15,150		40,372
Other income	$18,114	268,853	553,636	$(827,883)	12,720
Equity in income of affiliates	59,517	74,931		(134,448)

	77,631	387,641	841,826	(962,331)	344,767

Costs and expenses
Operating expenses	4,636	30,887	44,478		80,001
Provision for loan losses		22,271	77,926		100,197
Interest expense	5,462	283,913	600,484	(827,883)	61,976
Restructuring charges		105			105

	10,098	337,176	722,888	(827,883)	242,279

Income before income taxes	67,533	50,465	118,938	(134,448)	102,488

Income tax provision (benefit)	2,966	(9,052)	44,007		37,921

Net income	$64,567	$59,517	$74,931	$(134,448)	$64,567

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended December 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$17,079	$207,935		$225,014
Servicing income		45,211	2,748		47,959
Other income	$16,622	207,393	505,726	$(721,230)	8,511
Equity in income of affiliates	44,635	96,725		(141,360)

	61,257	366,408	716,409	(862,590)	281,484

Costs and expenses
Operating expenses	2,906	55,725	29,709		88,340
Provision for loan losses		53,784	7,572		61,356
Interest expense	9,647	244,123	523,747	(721,230)	56,287
Restructuring charges		(271)			(271)

	12,553	353,361	561,028	(721,230)	205,712

Income before income taxes	48,704	13,047	155,381	(141,360)	75,772

Income tax provision (benefit)	1,536	(31,588)	58,656		28,604

Net income	$47,168	$44,635	$96,725	$(141,360)	$47,168

AmeriCredit Corp.

Consolidating Statement of Income

Six Months Ended December 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$39,132	$522,471		$561,603
Servicing income		55,685	44,044		99,729
Other income	$26,736	415,295	818,151	$(1,236,791)	23,391
Equity in income of affiliates	128,164	114,611		(242,775)

	154,900	624,723	1,384,666	(1,479,566)	684,723

Costs and expenses
Operating expenses	7,366	62,249	84,387		154,002
Provision for loan losses		(239)	199,152		198,913
Interest expense	11,100	425,978	919,205	(1,236,791)	119,492
Restructuring charges		611			611

	18,466	488,599	1,202,744	(1,236,791)	473,018

Income before income taxes	136,434	136,124	181,922	(242,775)	211,705

Income tax provision	3,060	7,960	67,311		78,331

Net income	$133,374	$128,164	$114,611	$(242,775)	$133,374

AmeriCredit Corp.

Consolidating Statement of Income

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$133,374	$128,164	$114,611		$(242,775)	$133,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		1,274	10,197	7,725			19,196
Provision for loan losses			(239)	199,152			198,913
Deferred income taxes		191,246	75,462	(264,569)			2,139
Accretion of present value discount			8,296	(49,966)			(41,670)
Impairment of credit enhancement assets				1,122			1,122
Other		2,507	(1,059)	(3,841)			(2,393)
Distributions from gain on sale Trusts, net of swap payments			4	199,082			199,086
Equity in income of affiliates		(128,164)	(114,611)			242,775
Changes in assets and liabilities:
Other assets		989	(44,019)	9,236			(33,794)
Accrued taxes and expenses		38,707	(74,119)	4,458			(30,954)

Net cash provided by (used in) operating activities		239,933	(11,924)	217,010			445,019

Cash flows from investing activities:
Purchases of receivables			(2,401,555)	(2,407,933)		2,407,933	(2,401,555)
Principal collections and recoveries on receivables			19,315	1,435,576			1,454,891
Net proceeds from sale of receivables			2,407,933			(2,407,933)
Purchases of property and equipment			(1,662)				(1,662)
Change in restricted cash - securitization notes payable				(2,755)			(2,755)
Change in restricted cash - warehouse credit facilities				126,323			126,323
Change in other assets			22,732				22,732
Net change in investment in affiliates		7,565	1,115,299	(129,723)		(993,141)

Net cash provided by (used in) investing activities		7,565	1,162,062	(978,512)		(993,141)	(802,026)

Cash flows from financing activities:
Net change in warehouse credit facilities				448,937			448,937
Issuance of securitization notes				1,550,000			1,550,000
Payments on securitization notes				(1,436,780)			(1,436,780)
Debt issuance costs		(71)	(776)	(10,369)			(11,216)
Net change in notes payable		(9,308)	(471)				(9,779)
Repurchase of common stock		(144,145)					(144,145)
Net proceeds from issuance of common stock		24,683		(971,353)		971,353	24,683
Net change in due (to) from affiliates		(128,174)	(1,090,091)	1,187,659		30,606

Net cash (used in) provided by financing activities		(257,015)	(1,091,338)	768,094		1,001,959	421,700

Net (decrease) increase in cash and cash equivalents		(9,517)	58,800	6,592		8,818	64,693

Effect of Canadian exchange rate changes on cash and cash equivalents		9,517	981	8		(8,818)	1,688

Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$481,231	$6,600	$		$487,831

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2003

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$80,493	$78,705		$130,503		$(209,208)	$80,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		1,533	14,307		38,435			54,275
Provision for loan losses			46,534		79,065			125,599
Deferred income taxes		(50,995)	(25,864)		73,627			(3,232)
Accretion of present value discount			10,042		(51,553)			(41,511)
Impairment of credit enhancement assets			1,551		30,018			31,569
Other		(1,450)	869		1,488			907
Distributions from gain on sale Trusts, net of swap payments			(13,236)		91,305			78,069
Equity in income of affiliates		(78,705)	(130,503)				209,208
Changes in assets and liabilities:
Other assets		77,130	599		20,876			98,605
Accrued taxes and expenses		(24,154)	(15,425)		7,021			(32,558)

Net cash provided by (used in) operating activities		3,852	(32,421)		420,785			392,216

Cash flows from investing activities:
Purchases of receivables			(1,719,041)		(1,789,924)		1,789,924	(1,719,041)
Principal collections and recoveries on receivables			(25,061)		993,469			968,408
Net proceeds from sale of receivables			1,789,924				(1,789,924)
Dividends		136	(25,919)				25,783
Purchases of property and equipment			(2,138)		1			(2,137)
Change in restricted cash - securitization notes payable					(108,585)			(108,585)
Change in restricted cash - warehouse credit facilities					699,497			699,497
Change in other assets			13,880		34,023			47,903
Net change in investment in affiliates		16,673	1,322,776		(1,312,897)		(26,552)

Net cash provided by (used in) investing activities		16,809	1,354,421		(1,484,416)		(769)	(113,955)

Cash flows from financing activities:
Net change in warehouse credit facilities					(567,203)			(567,203)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes					2,115,000			2,115,000
Payments on securitization notes					(843,431)			(843,431)
Issuance of convertible senior notes		200,000						200,000
Retirement of senior notes		(18,430)						(18,430)
Debt issuance costs		(4,973)			(15,553)			(20,526)
Net change in notes payable		(6,069)	(410)					(6,479)
Sale of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Net proceeds from issuance of common stock		2,640			7,065		(7,065)	2,640
Net change in due (to) from affiliates		(170,742)	(1,109,065)		1,268,317		11,490

Net cash (used in) provided by financing activities		(24,623)	(1,109,475)		1,059,195		4,425	(70,478)

Net (decrease) increase in cash and cash equivalents		(3,962)	212,525		(4,436)		3,656	207,783

Effect of Canadian exchange rate changes on cash and cash equivalents		3,962	(257)		12		(3,656)	61

Cash and cash equivalents at beginning of period			312,497		4,424			316,921

Cash and cash equivalents at end of period	$		$524,765	$		$		$524,765

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded (see Liquidity and Capital Resources section). In addition to excess cash flows, the Company receives monthly base servicing income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees, such as late charges, as servicer for securitization Trusts.

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

RECENT DEVELOPMENTS

On January 24, 2005, the Company announced the realignment of responsibilities for its executive leadership in order to provide each executive a greater breadth of experience in connection with the Company’s long-term succession plan. Under the new organizational structure, Chairman and Chief Executive Officer Clifton H. Morris, Jr. and President Daniel E. Berce retained their current duties and titles. Steven P. Bowman is now Chief Credit and Risk Officer, Chris A. Choate is Chief Financial Officer, Mark Floyd is Chief Operating Officer - Servicing and Preston A. Miller is Chief Operating Officer - Originations.

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

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of December 31, 2004, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$19,911	$38,816
Discount rate	7,413	14,730

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative credit losses over the loss confirmation period would increase the allowance for loan losses as of December 31, 2004, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$46,018	$92,037

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

Stock-based employee compensation

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003. The fair value of each option granted or modified during the three and six months ended December 31, 2004 and 2003, was estimated using an option-pricing model based on the following weighted average assumptions:

	Three Months Ended December 31,				Six Months Ended December 31,
	2004		2003		2004		2003
Expected dividends	0		0		0		0
Expected volatility	48.9%		94.1%		48.9%		107.7%
Risk-free interest rate	2.7%		3.4%		2.7%		2.5%
Expected life	2.4 year	s	5 year	s	2.40 year	s	3.8 year	s

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three or six months ended December 31, 2004 or 2003.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 as compared to Three Months Ended December 31, 2003

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Balance at beginning of period	$7,185,962	$5,763,000
Loans purchased	1,120,252	700,041
Liquidations and other	(683,663)	(490,604)

Balance at end of period	$7,622,551	$5,972,437

Average finance receivables	$7,394,990	$5,870,265

The Company has enhanced staffing in its branch office network in order to support new loan growth, resulting in an increase in loans purchased during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of December 31, 2004 and 2003, the Company operated 91 and 89 auto lending branch offices, respectively.

The average new loan size was $16,872 for the three months ended December 31, 2004, compared to $16,734 for the three months ended December 31, 2003. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2004, was 16.5%, compared to 16.0% during the three months ended December 31, 2003. Beginning in fiscal year 2005, the Company increased loan pricing in response to the increase in short-term market interest rates.

Finance charge income increased by 30% to $291.7 million for the three months ended December 31, 2004, from $225.0 million for the three months ended December 31, 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables increased to 15.6% for the three months ended December 31, 2004, from 15.2% for the three months ended December 31, 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status.

Servicing income consists of the following (in thousands):

	Three Months Ended December 31,
	2004	2003
Servicing fees	$26,859	$49,468
Other-than-temporary impairment	(1,031)	(18,314)
Accretion	14,544	16,805

	$40,372	$47,959

Average gain on sale receivables	$3,876,658	$7,622,491

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.7% and 2.6%, annualized, of average gain on sale receivables for the three months ended December 31, 2004 and 2003, respectively.

Other-than-temporary impairment of $1.0 million and $18.3 million for the three months ended December 31, 2004 and 2003, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $14.5 million, or 6.2%, on an annualized basis, of average credit enhancement assets, and $16.8 million, or 5.2%, on an annualized basis, of average credit enhancement assets, during the three months ended December 31, 2004 and 2003, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, resulting from fewer securitization transactions incurring other-than-temporary impairments during the three months ended December 31, 2004.

Other income was $12.7 million for the three months ended December 31, 2004, compared to $8.5 million for the three months ended December 31, 2003. The increase in other income is primarily due to an increase in investment income and in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses decreased to $80.0 million for the three months ended December 31, 2004, from $88.3 million for the three months ended December 31, 2003. Operating expenses declined primarily as a result of lower costs to service a declining portfolio, partially offset by increased costs to support greater loan origination volume.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended December 31, 2004 and 2003, reflected inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $100.2 million for the three months ended December 31, 2004, from $61.4 million for the three months ended December 31, 2003. As an annualized percentage of average finance receivables, the provision for loan losses was 5.4% and 4.1% for the three months ended December 31, 2004 and 2003, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in order to maintain an appropriate level of allowance for loan losses.

Interest expense increased to $62.0 million for the three months ended December 31, 2004, from $56.3 million for the three months ended December 31, 2003. Average debt outstanding was $6,938.8 million and $5,967.8 million for the three months ended December 31, 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt decreased to 3.5% from 3.7% resulting from a reduction in fees on the Company’s warehouse credit facilities during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003.

The Company’s effective income tax rate was 37.0% and 37.8% for the three months ended December 31, 2004 and 2003, respectively. The decrease in the Company’s effective income tax rate resulted from a reduction in the effective state tax rate as a result of a change in the mix of business due to organizational restructuring, the closure of the Florida collection center and other changes that reduced state tax exposures.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended December 31,
	2004	2003
Unrealized losses on credit enhancement assets	$(12,953)	$(4,458)
Unrealized gains on cash flow hedges	4,740	8,710
Canadian currency translation adjustment	4,224	4,566
Income tax benefit (provision)	3,039	(1,574)

	$(950)	$7,244

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended December 31,
	2004	2003
Unrealized losses related to changes in credit loss assumptions	$(11,446)	$(5,513)
Unrealized gains related to changes in interest rates	1,522	2,296
Reclassification of unrealized gains into earnings through accretion	(3,029)	(1,241)

	$(12,953)	$(4,458)

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

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.8% to 15.0% as of December 31, 2004, from a range of 12.6% to 15.2% as of September 30, 2004. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.2% to 14.9% as of December 31, 2003, from a range of 12.1% to 14.8% as of September 30, 2003. For the three months ended December 31, 2004 and 2003, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $11.4 million and $5.5 million, respectively, and, for certain trusts, other-than-temporary impairment of $1.0 million and $18.3 million, respectively.

Unrealized gains related to changes in interest rates of $1.5 million and $2.3 million for the three months ended December 31, 2004 and 2003, respectively, resulted primarily from an increase in estimated future cash flows to be generated by investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $3.0 million and $1.2 million were reclassified into earnings through accretion during the three months ended December 31, 2004 and 2003, respectively, and relate primarily to the recognition of actual excess cash collected over the Company’s prior estimate.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended December 31,
	2004	2003
Unrealized gains related to changes in fair value	$3,568	$3,202
Reclassification of unrealized losses into earnings	1,172	5,508

	$4,740	$8,710

Unrealized gains related to changes in fair value for the three months ended December 31, 2004 and 2003, were primarily due to an increase in forward interest rate expectations.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $4.2 million and $4.6 million for the three months ended December 31, 2004 and 2003, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended December 31, 2004 and 2003. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Finance charge income	$291,675	$225,014
Other income	12,720	8,511
Interest expense	(61,976)	(56,287)

Net margin	$242,419	$177,238

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Finance receivables	$7,394,990	$5,870,265
Gain on sale receivables	3,876,658	7,622,491

Average managed receivables	$11,271,648	$13,492,756

Average managed receivables outstanding decreased by 16% because collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Finance charge income	$472,799	$561,642
Other income	20,485	17,175
Interest expense	(108,453)	(149,497)

Net margin	$384,831	$429,320

Net margin as a percentage of average managed finance receivables is as follows:

	Three Months Ended December 31,
	2004	2003
Finance charge income	16.6%	16.5%
Other income	0.7	0.5
Interest expense	(3.8)	(4.4)

Net margin as a percentage of average managed finance receivables	13.5%	12.6%

Net margin as a percentage of average managed finance receivables increased for the three months ended December 31, 2004, compared to the three months ended December 31, 2003, primarily as a result of lower cost of funds.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Three Months Ended December 31,
	2004	2003
Finance charge income per consolidated statements of income	$291,675	$225,014
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	181,124	336,628

Managed basis finance charge income	$472,799	$561,642

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Three Months Ended December 31,
	2004	2003
Other income per consolidated statements of income	$12,720	$8,511
Adjustments to reflect investment income earned on cash in gain on sale Trusts	3,019	1,947
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	4,746	6,717

Managed basis other income	$20,485	$17,175

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Three Months Ended December 31,
	2004	2003
Interest expense per consolidated statements of income	$61,976	$56,287
Adjustments to reflect interest expense incurred by gain on sale Trusts	46,477	93,210

Managed basis interest expense	$108,453	$149,497

Six Months Ended December 31, 2004 as compared to Six Months Ended December 31, 2003

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2004	2003
Balance at beginning of period	$6,782,280	$5,326,314
Loans purchased	2,205,038	1,445,117
Liquidations and other	(1,364,767)	(798,994)

Balance at end of period	$7,622,551	$5,972,437

Average finance receivables	$7,174,033	$5,678,328

The Company has enhanced staffing in its branch office network in order to support new loan growth, resulting in an increase in loans purchased during the six months ended December 31, 2004, as compared to the six months ended December 31, 2003. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of December 31, 2004 and 2003, the Company operated 91 and 89 auto lending branch offices, respectively.

The average new loan size was $16,958 for the six months ended December 31, 2004, compared to $16,788 for the six months ended December 31, 2003. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2004, was 16.4%, compared to 15.9% during the six months ended December 31, 2003. Beginning in fiscal year 2005, the Company increased loan pricing in response to the increase in short-term market interest rates.

Finance charge income increased by 29% to $561.6 million for the six months ended December 31, 2004, from $436.8 million for the six months ended December 31, 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables increased to 15.5% for the six months ended December 31, 2004, from 15.3% for the six months ended December 31, 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status.

Servicing income consists of the following (in thousands):

	Six Months Ended December 31,
	2004	2003
Servicing fees	$59,181	$107,009
Other-than-temporary impairment	(1,122)	(31,569)
Accretion	41,670	41,511

	$99,729	$116,951

Average gain on sale receivables	$4,302,322	$8,284,781

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.7% and 2.6%, annualized, of average gain on sale receivables for the six months ended December 31, 2004 and 2003, respectively.

Other-than-temporary impairment of $1.1 million and $31.6 million for the six months ended December 31, 2004 and 2003, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $41.7 million, or 8.5%, on an annualized basis, of average credit enhancement assets, and $41.5 million, or 6.3%, on an annualized basis, of average credit enhancement assets, during the six months ended December 31, 2004 and 2003, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the six months ended December 31, 2004, as compared to the six months ended December 31, 2003, resulting from fewer securitization transactions incurring other-than-temporary impairments during the six months ended December 31, 2004.

Other income was $23.4 million for the six months ended December 31, 2004, compared to $16.0 million for the six months ended December 31, 2003. The increase in other income is primarily due to an increase in investment income and in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses decreased to $154.0 million for the six months ended December 31, 2004, from $169.3 million for the six months ended December 31, 2003. Operating expenses declined primarily as a result of lower costs to service a declining portfolio, partially offset by increased costs to support greater loan origination volume.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended December 31, 2004 and 2003, reflected inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $198.9 million for the six months ended December 31, 2004, from $125.6 million for the six months ended December 31, 2003. As an annualized percentage of average finance receivables, the provision for loan losses was 5.5% and 4.4% for the six months ended December 31, 2004 and 2003, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the six months ended December 31, 2004, as compared to the three months ended December 31, 2003, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in order to maintain an appropriate level of allowance for loan losses.

Interest expense decreased to $119.5 million for the six months ended December 31, 2004, from $145.0 million for the six months ended December 31, 2003. Average debt outstanding was $6,660.7 million and $5,808.8 million for the six months ended December 31, 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt was 3.6% for the six months ended December 31, 2004. The effective rate of interest paid on its debt for the six months ended December 31, 2003, was 4.0%, excluding the recognition of $29.0 million of deferred debt issuance costs related to the whole loan purchase facility which was repaid in September 2003. The decrease in the effective rate resulted from a reduction in fees on the Company’s warehouse credit facilities and a greater use of less expensive funding options, such as securitizations, during the six months ended December 31, 2004, as compared to the six months ended December 31, 2003.

The Company’s effective income tax rate was 37.0% and 37.8% for the six months ended December 31, 2004 and 2003, respectively. The decrease in the Company’s effective income tax rate resulted from a reduction in the effective state tax rate as a result of a change in the mix of business due to organizational restructuring, the closure of the Florida collection center and other changes that reduced state tax exposures.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Six Months Ended December 31,
	2004	2003
Unrealized (losses) gains on credit enhancement assets	$(26,456)	$7,144
Unrealized gains on cash flow hedges	2,642	16,251
Canadian currency translation adjustment	9,517	3,965
Income tax benefit (provision)	9,066	(8,944)

	$(5,231)	$18,416

Credit Enhancement Assets

Unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Six Months Ended December 31,
	2004	2003
Unrealized (losses) gains related to changes in credit loss assumptions	$(17,186)	$6,946
Unrealized (losses) gains related to changes in interest rates	(745)	3,789
Reclassification of unrealized gains into earnings through accretion	(8,525)	(3,591)

	$(26,456)	$7,144

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

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.8% to 15.0% as of December 31, 2004, from a range of 12.4% to 14.9% as of June 30, 2004. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.2% to 14.9% as of December 31, 2003, from a range of 11.3% to 14.7% as of June 30, 2003. For the six months ended December 31, 2004, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $17.2 million and, for certain trusts, other-than-temporary impairment of $1.1 million. For the six months ended December 31, 2003, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions resulting in the recognition of unrealized gains of $6.9 million for those securitization Trusts, while other Trusts experienced worse than expected credit performance resulting in the recognition of other-than-temporary impairment of $31.6 million.

Unrealized losses related to changes in interest rates of $0.7 million for the six months ended December 31, 2004, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to a decrease in forward interest rate expectations. Unrealized gains related to changes in interest rates of $3.8 million for the six months ended December 31, 2003, resulted primarily from a increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $8.5 million and $3.6 million were reclassified into earnings through accretion during the six months ended December 31, 2004 and 2003, respectively, and relate primarily to the recognition of actual excess cash collected over the Company’s prior estimate.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Six Months Ended December 31,
	2004	2003
Unrealized (losses) gains related to changes in fair value	$(1,444)	$10,678
Reclassification of unrealized losses into earnings	4,086	5,573

	$2,642	$16,251

Unrealized losses related to changes in fair value for the six months ended December 31, 2004, were primarily due to a decrease in forward interest rate expectations. Unrealized gains related to changes in fair value for the six months ended December 31, 2003, were primarily due to an increase in forward interest rate expectations.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $9.5 million and $4.0 million for the six months ended December 31, 2004 and 2003, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2004 and 2003. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Six Months Ended December 31,
	2004	2003
Finance charge income	$561,603	$436,786
Other income	23,391	15,992
Interest expense	(119,492)	(145,031)

Net margin	$465,502	$307,747

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Six Months Ended December 31,
	2004	2003
Finance receivables	$7,174,033	$5,678,328
Gain on sale receivables	4,302,322	8,284,781

Average managed receivables	$11,476,355	$13,963,109

Average managed receivables outstanding decreased by 18% because collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Six Months Ended December 31,
	2004	2003
Finance charge income	$959,817	$1,154,106
Other income	38,778	33,967
Interest expense	(222,960)	(348,331)

Net margin	$775,635	$839,742

Net margin as a percentage of average managed finance receivables is as follows:

	Six Months Ended December 31,
	2004	2003
Finance charge income	16.6%	16.4%
Other income	0.7	0.5
Interest expense	(3.9)	(5.0)

Net margin as a percentage of average managed finance receivables	13.4%	11.9%

Net margin as a percentage of average managed finance receivables increased for the six months ended December 31, 2004, compared to the six months ended December 31, 2003, primarily as a result of lower cost of funds. Interest expense for the six months ended December 31, 2003, reflected the expensing of debt issuance costs related to the termination of the whole loan purchase facility.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Six Months Ended December 31,
	2004	2003
Finance charge income per consolidated statements of income	$561,603	$436,786
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	398,214	717,320

Managed basis finance charge income	$959,817	$1,154,106

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Six Months Ended December 31,
	2004	2003
Other income per consolidated statements of income	$23,391	$15,992
Adjustments to reflect investment income earned on cash in gain on sale Trusts	5,150	3,904
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	10,237	14,071

Managed basis other income	$38,778	$33,967

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Six Months Ended December 31,
	2004	2003
Interest expense per consolidated statements of income	$119,492	$145,031
Adjustments to reflect interest expense incurred by gain on sale Trusts	103,468	203,300

Managed basis interest expense	$222,960	$348,331

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

Prior to October 1, 2002, the Company periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the Company’s balance sheets at estimated fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Receivables sold to Trusts that are subsequently charged off decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the Company’s estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings to the extent the write-down exceeds any previously recorded unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2004
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$7,622,551	$3,487,166	$11,109,717

Nonaccretable acquisition fees	(177,819)
Allowance for loan losses	(282,364)

Receivables, net	$7,162,368

Number of outstanding contracts	589,401	364,191	953,592

Average carrying amount of outstanding contract (in dollars)	$12,933	$9,575	$11,650

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.0%

	June 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$6,782,280	$5,140,522	$11,922,802

Nonaccretable acquisition fees	(176,203)
Allowance for loan losses	(242,208)

Receivables, net	$6,363,869

Number of outstanding contracts	508,517	503,154	1,011,671

Average carrying amount of outstanding contract (in dollars)	$13,337	$10,217	$11,785

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses and nonaccretable acquisition fees increased to $460.2 million, or 6.0% of finance receivables, at December 31, 2004, from $418.4 million, or 6.2% of finance receivables, at June 30, 2004. The increase in allowance for loan losses and nonaccretable acquisition fees resulted from increased finance receivables outstanding. The allowance for loan losses as a percentage of finance receivables decreased due to the expectation that favorable credit trends in the finance receivables portfolio will continue.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2004
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts: 31 to 60 days	$380,272	5.0%	$354,739	10.2%	$735,011	6.6%
Greater than 60 days	142,918	1.9	141,195	4.0	284,113	2.6

	523,190	6.9	495,934	14.2	1,019,124	9.2
In repossession	17,439	0.2	15,089	0.5	32,528	0.3

	$540,629	7.1%	$511,023	14.7%	$1,051,652	9.5%

	December 31, 2003
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts: 31 to 60 days	$295,401	5.0%	$683,279	9.8%	$978,680	7.5%
Greater than 60 days	109,514	1.8	261,243	3.7	370,757	2.9

	404,915	6.8	944,522	13.5	1,349,437	10.4
In repossession	21,058	0.3	47,249	0.6	68,307	0.5

	$425,973	7.1%	$991,771	14.1%	$1,417,744	10.9%

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

At December 31, 2004, a greater percentage of finance receivables in the Company’s portfolio were purchased since the implementation of a revised operating plan in February 2003 as compared to the percentage of the Company’s portfolio purchased after February 2003 at December 31, 2003. The Company has experienced improved credit performance on loans originated since February 2003; accordingly, total managed finance receivables 31 to 60 days and greater-than-60 days delinquent were lower at December 31, 2004, as compared to December 31, 2003. Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as well as the relative lower overall seasoning of such finance receivables.

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

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Finance receivables: (Finance receivables deferred as a percentage of average finance receivables)	5.4%	4.7%	5.0%	4.6%

Gain on sale receivables: (Gain on sale receivables deferred as a percentage of average gain on sale receivables)	9.9%	8.5%	9.7%	8.3%

Total managed portfolio: (Managed portfolio deferred as a percentage of average managed receivables)	6.9%	6.9%	6.8%	6.8%

The following is a summary of deferrals as a percentage of managed receivables outstanding:

	December 31, 2004
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	83.4%	45.4%	71.5%

Deferred:
1-2 times	14.8	41.6	23.2
3-4 times	1.5	12.7	5.0
Greater than 4 times	0.3	0.3	0.3

Total deferred	16.6	54.6	28.5

Total	100.0%	100.0%	100.0%

	June 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	85.0%	51.0%	70.3%

Deferred:
1-2 times	13.7	41.4	25.7
3-4 times	1.1	7.4	3.8
Greater than 4 times	0.2	0.2	0.2

Total deferred	15.0	49.0	29.7

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Finance receivables:
Repossession charge-offs	$137,384	$100,813	$249,193	$189,260
Less: Recoveries	(60,632)	(44,673)	(111,340)	(87,133)
Mandatory charge-offs (a)	17,202	27,267	31,082	37,700

Net charge-offs	$93,954	$83,407	$168,935	$139,827

Gain on sale:
Repossession charge-offs	$152,537	$257,888	$314,905	$570,808
Less: Recoveries	(56,203)	(95,594)	(116,710)	(219,065)
Mandatory charge-offs (a)	7,249	62,600	16,700	94,564

Net charge-offs	$103,583	$224,894	$214,895	$446,307

Total managed:
Repossession charge-offs	$289,921	$358,701	$564,098	$760,068
Less: Recoveries	(116,835)	(140,267)	(228,050)	(306,198)
Mandatory charge-offs (a)	24,451	89,867	47,782	132,264

Net charge-offs	$197,537	$308,301	$383,830	$586,134

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	5.0%	5.6%	4.7%	4.9%

Gain on sale receivables	10.6%	11.7%	9.9%	10.7%

Total managed portfolio	7.0%	9.1%	6.6%	8.3%

Net recoveries as a percentage of gross repossession charge-offs:
Finance receivables	44.1%	44.3%	44.7%	46.0%

Gain on sale receivables	36.8%	37.1%	37.1%	38.4%

Total managed portfolio	40.3%	39.1%	40.4%	40.3%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for the six months ended December 31, 2004, as compared to the six months ended December 31, 2003, resulted primarily from improved credit performance on loans originated since the implementation of the Company’s revised operating plan in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash are purchases of finance receivables, repayment of warehouse credit facilities, securitization notes payable and senior notes, funding credit enhancement requirements for securitization transactions, operating expenses, income taxes and stock repurchases.

The Company used cash of $2,401.6 million and $1,719.0 million for the purchase of finance receivables during the six months ended December 31, 2004 and 2003, respectively. These purchases were funded initially utilizing warehouse credit facilities and subsequently through long-term financing in securitization transactions.

Warehouse Credit Facilities

In the normal course of business, the Company will pledge receivables and borrow from its warehouse credit facilities to fund its operations and repay these borrowings as appropriate under its cash management strategy.

As of December 31, 2004, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper	November 2007 (a)(b)	$1,950.0	$171.9
Medium term note	October 2007 (a)(c)	650.0	650.0
Repurchase facility	August 2005 (a)	400.0	127.0

		$3,000.0	$948.9

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

In August 2004, the Company entered into a $400.0 million special purpose financing facility under which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the clean-up call option.

In October 2004, the Company terminated the $500.0 million medium term note facility and entered into a $650.0 million medium term note facility.

In November 2004, the Company renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2005 and the $1,800.0 million three year maturity to November 2007.

In January 2005, the Company entered into a $150.0 million warehouse facility to fund higher credit quality receivables. This facility will mature in January 2006, at which time the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2004, the Company’s warehouse credit facilities were in compliance with all covenants.

Securitizations

The Company has completed 46 securitization transactions through December 31, 2004. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2004
Gain on sale:
2000-D	November 2000	$600.0	$61.8
2001-A	February 2001	1,400.0	165.1
2001-1	April 2001	1,089.0	122.9
2001-B	July 2001	1,850.0	319.6
2001-C	September 2001	1,600.0	321.8
2001-D	October 2001	1,800.0	383.9
2002-A	February 2002	1,600.0	403.4
2002-1	April 2002	990.0	223.2
2002-A Canada (b)	May 2002	145.0	81.6
2002-B	June 2002	1,200.0	351.9
2002-C	August 2002	1,300.0	412.4
2002-D	September 2002	600.0	204.1

Total gain on sale transactions		14,174.0	3,051.7

Secured financing:
2002-E-M	October 2002	1,700.0	668.6
C2002-1 Canada (b)(c)	November 2002	137.0	47.7
2003-A-M	April 2003	1,000.0	442.0
2003-B-X	May 2003	825.0	385.1
2003-C-F	September 2003	915.0	480.6
2003-D-M	October 2003	1,200.0	682.5
2004-A-F	February 2004	750.0	477.6
2004-B-M	April 2004	900.0	632.0
2004-1 (d)	June 2004	575.0	457.6
2004-C-A	August 2004	800.0	721.0
2004-D-F	November 2004	750.0	725.9

Total secured financing transactions		9,552.0	5,720.6

Total active securitizations		$23,726.0	$8,772.3

(a)	Transactions originally totaling $11,840.5 million have been paid off as of December 31, 2004.
(b)	Balances at December 31, 2004, reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $24.9 million of asset-backed securities retained by the Company.
(d)	Amounts do not include $40.8 million of asset-backed securities retained by the Company.

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

The Company’s most recent securitization transactions covered by a financial guaranty insurance policy have required initial cash deposit and overcollateralization levels of 9.5% of the original receivable pool balance and target credit enhancement levels must reach 17.0% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately five to nine months after receivables are securitized. Securitization transactions covered by financial guaranty insurance policies completed in calendar year 2003 and much of calendar year 2004 required initial cash deposit and overcollateralization levels of 10.5% and contained target credit enhancement levels of 18.0% to 18.5%. Increases or decreases to the credit enhancement level on future securitization transactions will depend on the net interest margin and credit performance trends of the Company’s finance receivables.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2004	2003
Initial credit enhancement deposits:
Restricted cash	$33.7	$46.5
Overcollateralization	135.1	207.5
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	199.1	78.1
Secured financing Trusts	275.0	75.7

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

As of December 31, 2004, the Company had exceeded its targeted cumulative net loss triggers in eight of the nine remaining FSA Program securitizations and waivers were not granted by FSA. Accordingly, cash of approximately $237.4 million generated by FSA Program securitization otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted cumulative net loss trigger on the remaining FSA Program securitization during fiscal 2005, which will require an increased credit enhancement level for such securitization. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2004, no such termination events have occurred with respect to any of the Trusts formed by the Company.

During the six months ended December 31, 2004, the Company repurchased 7,286,877 shares of its common stock under the stock repurchase plans approved by the Board of Directors in April and August 2004. As of February 2, 2005, the Company completed the repurchases authorized under the August 2004 plan.

On January 25, 2005, the Company announced the approval of another stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $500.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its growth strategies in calendar 2005. As of December 31, 2004, the Company had unrestricted cash balances of $487.8 million. Assuming that loan purchase volume approximates $5.0 billion during the next twelve months and the initial credit enhancement requirement for the Company’s securitization transactions is at 9.5%, the Company would require approximately $475.0 million in cash or liquidity to fund initial credit enhancement over that period. The Company expects that cash distributions from its existing securitization transactions will exceed the funding requirement for initial credit enhancement deposits during the next twelve months. The Company will continue to require the execution of additional securitization transactions during the next twelve months. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and is otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. Under this structure, notes issued by the Company’s unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on the Company’s consolidated balance sheets. See Liquidity and Capital Resources - Securitization for a detailed discussion of the Company’s securitization transactions.

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

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by its special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary and the fair value of the interest rate cap agreement sold by the Company is included on the Company’s consolidated balance sheets.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on floating rate securities issued by its securitization Trusts to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company from its credit enhancement assets over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings and the fair value of the interest rate cap agreements sold by the Company are included on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), to revise FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R, which is effective beginning on July 1, 2005, requires that the cost resulting from all share-based payment transactions be measured at fair-value and recognized in the financial statements. The Company anticipates that the adoption of this statement will result in an estimated $4.7 million additional expense for the fiscal year ending June 30, 2006. The estimated expense is based on unamortized expense relating to outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that are expected to vest subsequent to June 30, 2005.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company’s funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact the Company’s profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” for additional information regarding such market risks.

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

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. The Company believes that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

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

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee of the Board of Directors has been created to investigate the claims in the derivative actions. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2004, the Company repurchased shares as follows:

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program
October 2004 (a)	498,500	(a)	$18.80	(a)	498,500	(a)	$90,630,244	(a)
November 2004 (a)(b)	2,749,955	(a)(b)	$19.90	(a)(b)	2,729,943	(a)	$36,305,187	(a)
December 2004 (a)	559,184	(a)	$22.57	(a)	559,184	(a)	$23,685,600	(a)

(a)	On August 17, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

On January 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $500.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

(b)	Amounts include 20,012 shares at an average price per share of $20.02 resulting from tax withholdings upon the vesting of restricted share awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 3, 2004.

The following proposals were adopted by the margins indicated:

1.	Election of three directors to terms of office expiring at the Annual Meeting of Shareholders in 2007, or until their successors are elected and qualified.

Nominees for Terms Expiring in 2007	For	Withheld
A. R. Dike	143,867,344	1,406,829
Douglas K. Higgins	143,941,706	1,132,467
Kenneth H. Jones, Jr.	135,991,981	9,282,192

The directors who are continuing to hold office are Clifton H. Morris, Jr., Daniel E. Berce, John R. Clay, James H. Greer and B.J. McCombs.

2.	Approval of the proposal to amend the 1998 Limited Stock Option Plan for AmeriCredit Corp.

For	Against	Withheld
100,252,018	20,496,985	196,742

3.	Approval of the proposal to amend the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

For	Against	Withheld
109,564,001	11,194,634	187,110

4.	Approval of the proposal to adopt the AmeriCredit Corp. Senior Executive Bonus Plan.

For	Against	Withheld
110,053,140	10,382,260	510,345

5.	Ratification of the appointment of independent auditors for fiscal year ending June 30, 2005.

For	Against	Withheld
140,990,963	4,257,054	26,156

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

10.1 (@)	Security Agreement dated as of October 1, 2004, among AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank

10.2 (@)	Servicing and Custodian Agreement dated as of October 1, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust IV and JPMorgan Chase Bank

10.3 (@)	Master Receivables Purchase Agreement dated as of October 1, 2004, among AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank

10.4 (@)	Insurance Agreement dated as of October 1, 2004, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank

10.5 (1)	Letter Agreement dated November 3, 2004 between AmeriCredit Financial Services, Inc. and Deutsche Bank Trust Company Americas, extending the Commitment Termination Dates to the Class A-1, Class A-2, Class B and Class C Second Amended and restated Note Purchase Agreements, dated November 5, 2003, concerning the AmeriCredit Master Trust warehouse credit facility (Exhibit 99.1)

10.6 (1)	Letter Agreement dated November 3, 2004 between AmeriCredit Financial Services, Inc. and Deutsche Bank Trust Company Americas, extending the Commitment Termination Date to the Class S Second Amended and restated Note Purchase Agreement, dated November 5, 2003, concerning the AmeriCredit Master Trust warehouse credit facility (Exhibit 99.2)

10.7 (1)	Amendment No. 2, dated November 3, 2004, to the Second Amended and Restated Sale and Servicing Agreement, dated November 5, 2004, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and JPMorgan Chase Bank; Supplement No. 2, dated November 3, 2004, to Second Amended and Restated Indenture, dated November 5, 2003, among AmeriCredit Master Trust, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas; Amendment No. 1, dated November 3, 2004, to the Second Amended and Restated Custodian Agreement, dated November 5, 2003, among AmeriCredit Master Trust, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas; and Amendment No. 1, dated November 3, 2004, to Annex A to the Second Amended and Restated Indenture and the Amended and Second Amended and Restated Sale and Servicing Agreement (Exhibit 99.3)

10.8 (2)	Amendment No. 1 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Appendix B to Proxy Statement)

10.9 (2)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.10 (2)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.11 (3)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

10.12 (3)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Clifton H. Morris, Jr. (Exhibit 99.2)

10.13 (3)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Daniel E. Berce (Exhibit 99.3)

31.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(@)	Filed Herewith.
(1)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004.
(2)	Filed as an exhibit to the Proxy Statement, filed on Form DEF 14A with the Securities and Exchange Commission on September 28, 2004.
(3)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: February 9, 2005	By:	/s/ Chris A. Choate
(Signature)

Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer