Form 10-Q
period 2005-03-31
AMERICREDIT CORP
filed 2005-05-10
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 147,681,757 shares of common stock, $0.01 par value outstanding as of April 30, 2005.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2005	June 30, 2004
ASSETS

Cash and cash equivalents	$579,997	$421,450
Finance receivables, net	7,636,691	6,363,869
Interest-only receivables from Trusts	63,035	110,952
Investments in Trust receivables	328,974	528,345
Restricted cash - gain on sale Trusts	352,040	423,025
Restricted cash - securitization notes payable	559,525	482,724
Restricted cash - warehouse credit facilities	66,168	209,875
Property and equipment, net	94,489	101,424
Deferred income taxes	4,886
Other assets	196,758	182,915

Total assets	$9,882,563	$8,824,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities	$1,261,257	$500,000
Securitization notes payable	5,874,077	5,598,732
Senior notes	166,670	166,414
Convertible senior notes	200,000	200,000
Other notes payable	10,004	21,442
Funding payable	39,130	37,273
Accrued taxes and expenses	127,173	159,798
Derivative financial instruments	12,645	12,348
Deferred income taxes		3,460

Total liabilities	7,690,956	6,699,467

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 165,131,418 and 162,777,598 shares issued	1,651	1,628
Additional paid-in capital	1,127,489	1,081,079
Accumulated other comprehensive income	41,653	36,823
Retained earnings	1,256,692	1,047,725

	2,427,485	2,167,255
Treasury stock, at cost (14,343,772 and 5,165,588 shares)	(235,878)	(42,143)

Total shareholders’ equity	2,191,607	2,125,112

Total liabilities and shareholders’ equity	$9,882,563	$8,824,579

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue
Finance charge income	$311,869	$235,473	$873,472	$672,259
Servicing income	44,830	69,428	144,559	186,379
Other income	15,225	8,444	38,616	24,436

	371,924	313,345	1,056,647	883,074

Costs and expenses
Operating expenses	80,810	88,566	234,812	257,890
Provision for loan losses	105,006	63,928	303,919	189,527
Interest expense	65,028	55,865	184,520	200,896
Restructuring charges, net	2,130	2,481	2,741	2,949

	252,974	210,840	725,992	651,262

Income before income taxes	118,950	102,505	330,655	231,812

Income tax provision	43,357	38,695	121,688	87,509

Net income	75,593	63,810	208,967	144,303

Other comprehensive income
Unrealized gains (losses) on credit enhancement assets	8,748	10,969	(17,708)	18,113
Unrealized gains (losses) on cash flow hedges	7,996	(4,908)	10,638	11,343
Foreign currency translation adjustment	(580)	(965)	8,937	3,000
Income tax (provision) benefit	(6,103)	(2,288)	2,963	(11,232)

Other comprehensive income	10,061	2,808	4,830	21,224

Comprehensive income	$85,654	$66,618	$213,797	$165,527

Earnings per share
Basic	$0.50	$0.41	$1.36	$0.92

Diluted	$0.46	$0.38	$1.25	$0.88

Weighted average shares outstanding	152,071,432	157,153,633	153,944,984	156,739,014

Weighted average shares and assumed incremental shares	167,269,900	171,839,976	168,760,906	164,353,020

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$208,967	$144,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,345	66,052
Provision for loan losses	303,919	189,527
Deferred income taxes	7,192	(31,015)
Accretion of present value discount	(63,373)	(67,683)
Impairment of credit enhancement assets	1,122	33,364
Other	(5,279)	5,112
Distributions from gain on sale Trusts, net of swap payments	345,306	248,278
Changes in assets and liabilities:
Other assets	(3,866)	(36,158)
Accrued taxes and expenses	(30,910)	(7,931)

Net cash provided by operating activities	791,423	543,849

Cash flows from investing activities
Purchases of receivables	(3,863,935)	(2,654,814)
Principal collections and recoveries on receivables	2,306,315	1,567,268
Purchases of property and equipment	(6,507)	(2,552)
Change in restricted cash - securitization notes payable	(72,973)	(199,510)
Change in restricted cash - warehouse credit facilities	143,707	705,858
Change in other assets	26,751	56,994

Net cash used in investing activities	(1,466,642)	(526,756)

Cash flows from financing activities
Net change in warehouse credit facilities	761,257	(504,952)
Repayment of whole loan purchase facility		(905,000)
Issuance of securitization notes payable	2,450,000	2,865,000
Payments on securitization notes payable	(2,182,803)	(1,387,469)
Issuance of convertible senior notes		200,000
Retirement of senior notes		(41,502)
Debt issuance costs	(14,646)	(23,105)
Net change in notes payable	(11,623)	(10,140)
Sale of warrants		34,441
Purchase of call options on common stock		(61,490)
Repurchase of common stock	(200,894)
Net proceeds from issuance of common stock	30,780	9,780

Net cash provided by financing activities	832,071	175,563

Net increase in cash and cash equivalents	156,852	192,656

Effect of Canadian exchange rate changes on cash and cash equivalents	1,695	113

Cash and cash equivalents at beginning of period	421,450	316,921

Cash and cash equivalents at end of period	$579,997	$509,690

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

The consolidated financial statements as of March 31, 2005, and for the three and nine months ended March 31, 2005 and 2004, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Diluted earnings per share for all periods beginning with the December 2003 quarter were revised to reflect the retroactive application of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). The results for interim periods are not necessarily indicative of results for a full year.

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

Diluted Earnings Per Share

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF 04-8 to change the effect of contingently convertible debt within the dilutive earnings per share calculation. This change, which became effective for the three months ended December 31, 2004, resulted in the Company’s convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 required retroactive application beginning with the three months ended December 31, 2003, which was the first quarter the Company’s convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share decreased from $0.40 to $0.38 per share and from $0.91 to $0.88 per share for the three and nine months ended March 31, 2004, respectively.

Accretion of Acquisition Fees

The Company adopted the Accounting Standards Executive Committee’s Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit-related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans using the effective interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Unamortized acquisition fees on loans charged off reduce the amount charged off to the allowance for loan losses and unamortized acquisition fees on loans paid off are recognized as an adjustment to yield in the period they are paid off. The implementation of SOP 03-3 resulted in a reduction in the Company’s pre-tax income of $26.0 million and $68.8 million for the three and nine months ended March 31, 2005, respectively.

Stock-based Employee Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock –Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $3.6 million ($2.3 million net of tax) and $6.4 million ($4.0 million net of tax) during the three and nine months ended March 31, 2005, respectively, and $1.3 million ($0.8 million net of tax) and $1.9 million ($1.2 million net of tax) during the three and nine months ended March 31, 2004, respectively, for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income as reported	$75,593	$63,810	$208,967	$144,303
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,304	826	4,016	1,183
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(6,254)	(5,621)	(15,792)	(15,387)

Pro forma net income	$71,643	$59,015	$197,191	$130,099

Earnings per share:
Basic - as reported	$0.50	$0.41	$1.36	$0.92

Basic - pro forma	$0.47	$0.38	$1.28	$0.84

Diluted - as reported	$0.46	$0.38	$1.25	$0.88

Diluted - pro forma	$0.43	$0.35	$1.18	$0.80

The fair value of each option granted or modified during the three and nine months ended March 31, 2005 and 2004, was estimated using an option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Expected dividends	0	0	0	0
Expected volatility	62.4%	102.4%	55.6%	104.2%
Risk-free interest rate	3.5%	1.2%	3.1%	1.7%
Expected life	3.4 years	0.7 year	2.9 years	1.8 years

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS 123R to revise FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R, which is effective for the Company beginning on July 1, 2005, requires that the cost resulting from all share-based payment transactions be measured at fair-value and recognized in the financial statements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide its view on the valuation of share-based payment arrangements for public companies. The Company anticipates that the adoption of SFAS 123R and SAB 107 will result in an estimated $4.7 million additional expense for the fiscal year ending June 30, 2006. The estimated additional expense is based on unamortized expense relating to outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that are expected to vest subsequent to June 30, 2005.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2005	June 30, 2004
Finance receivables unsecuritized, net of fees	$1,487,220	$451,010
Finance receivables securitized, net of fees	6,637,816	6,331,270
Less nonaccretable acquisition fees and discounts	(175,880)	(176,203)
Less allowance for loan losses	(312,465)	(242,208)

	$7,636,691	$6,363,869

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $1,362.5 million and $337.9 million pledged under the Company’s warehouse credit facilities as of March 31, 2005 and June 30, 2004, respectively.

The accrual of finance charge income has been suspended on $295.3 million and $255.6 million of finance receivables as of March 31, 2005 and June 30, 2004, respectively.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, the Company records a discount on finance receivables repurchased upon the exercise of a call option from its gain on sale securitization transactions and accounts for such discounts as nonaccretable discounts available to cover losses inherent in the repurchased finance receivables.

A summary of the nonaccretable acquisition fees and discounts is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$177,819	$139,964	$176,203	$102,719
Purchases of receivables	2,453	26,127	14,247	64,455
Net charge-offs	(4,392)	(9,526)	(14,570)	(10,609)

Balance at end of period	$175,880	$156,565	$175,880	$156,565

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$282,364	$213,834	$242,208	$226,979
Provision for loan losses	105,006	63,928	303,919	189,527
Net charge-offs	(74,905)	(53,730)	(233,662)	(192,474)

Balance at end of period	$312,465	$224,032	$312,465	$224,032

NOTE 3 - SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations (the “Trusts”) is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Receivables securitized	$972,973	$833,333	$2,658,103	$3,155,860
Net proceeds from securitization	900,000	750,000	2,450,000	2,865,000
Servicing fees:
Sold	23,127	45,051	82,308	152,060
Secured financing (a)	44,399	33,405	126,081	85,448
Distributions from Trusts, net of swap payments:
Sold	146,220	170,209	345,306	248,278
Secured financing	125,127	57,726	400,160	133,388

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of March 31, 2005 and June 30, 2004, the Company was servicing $9,503.5 million and $11,471.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

NOTE 4 - CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	March 31, 2005	June 30, 2004
Interest-only receivables from Trusts	$63,035	$110,952
Investments in Trust receivables	328,974	528,345
Restricted cash - gain on sale Trusts	352,040	423,025

	$744,049	$1,062,322

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$863,289	$1,268,806	$1,062,322	$1,360,618
Distributions from Trusts	(147,000)	(176,184)	(349,654)	(273,298)
Accretion of present value discount	17,731	18,786	39,319	42,748
Other-than-temporary impairment		(1,795)	(1,122)	(33,364)
Change in unrealized gain	10,099	13,728	(7,653)	26,216
Foreign currency translation adjustment	(70)	(152)	837	269

Balance at end of period	$744,049	$1,123,189	$744,049	$1,123,189

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

The Company has exceeded its targeted cumulative net loss triggers in seven of the remaining eight FSA Program securitizations and waivers were not granted by FSA. Accordingly, as of March 31, 2005, cash of approximately $171.6 million generated by FSA Program securitizations otherwise distributable to the Company has been used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted cumulative net loss trigger on the remaining FSA Program securitization during fiscal 2005, which will require an increased credit enhancement level for such securitization. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 from the FSA Program securitizations is not expected to be material to the Company’s liquidity position.

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	March 31, 2005	June 30, 2004
Cumulative credit losses	12.5% - 15.1%	12.4% - 14.9%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 5 - WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	March 31, 2005	June 30, 2004
Commercial paper facility	$442,507
Medium term note facility	650,000	$500,000
Repurchase facility	168,750

	$1,261,257	$500,000

Further detail regarding terms and availability of the warehouse credit facilities as of March 31, 2005, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2007 (a) (b)	$1,950,000	$442,507	$512,604	$5,163
Medium term note facility:
October 2007 (a) (c)	650,000	650,000	684,701	20,322
Repurchase facility:
August 2005 (a)	400,000	168,750	165,226	3,692
Near prime facility:
January 2006 (a)	150,000

	$3,150,000	$1,261,257	$1,362,531	$29,177

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $37.0 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheet.

In August 2004, the Company entered into a $400.0 million special purpose financing facility under which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the clean-up call option.

In October 2004, the Company terminated a $500.0 million medium term note facility and entered into a $650.0 million medium term note facility.

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

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2005, the Company’s warehouse credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $10.9 million and $8.3 million as of March 31, 2005 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 - SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $20.9 and $21.7 million as of March 31, 2005 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (d)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$620,933	$578,119
C2002-1 Canada (a) (b)	December 2009	137,000	5.5%	70,265	37,718
2003-A-M	November 2009	1,000,000	2.6%	437,051	382,642
2003-B-X	January 2010	825,000	2.3%	381,323	335,660
2003-C-F	May 2010	915,000	2.8%	473,182	417,316
2003-D-M	August 2010	1,200,000	2.3%	695,323	598,839
2004-A-F	February 2011	750,000	2.3%	469,943	414,865
2004-B-M	March 2011	900,000	2.2%	637,907	554,355
2004-1 (c)	July 2010	575,000	3.7%	513,861	393,188
2004-C-A	May 2011	800,000	3.2%	715,141	636,688
2004-D-F	July 2011	750,000	3.1%	705,853	654,371
2005-A-X	October 2011	900,000	3.7%	917,034	870,316

		$10,452,000		$6,637,816	$5,874,077

(a)	Note balances do not include $24.7 million of asset-backed securities issued and retained by the Company.
(b)	The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Note balances do not include $40.8 million of asset-backed securities retained by the Company.
(d)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In January 2005, the Company entered into interest rate swap agreements to hedge the variability in interest payments on its medium term notes facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges.

As of March 31, 2005 and June 30, 2004, the Company had interest rate swap agreements with underlying notional amounts of $1,499.5 million and $1,469.6 million, respectively. As of March 31, 2005, the fair value of the Company’s interest rate swap agreements of $12.7 million are included in other assets on the consolidated balance sheets. As of June 30, 2004, the fair value of the Company’s interest rate swap agreements of $6.8 million are included as a liability in derivative financial instruments on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $11.9 million and $1.3 million included in accumulated other comprehensive income as of March 31, 2005 and June 30, 2004, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was $0.9 million and $1.2 million for the three and nine months ended March 31, 2005, respectively, and was not material for the three and nine months ended March 31, 2004. The Company estimates approximately $6.1 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of March 31, 2005 and June 30, 2004, the Company had interest rate cap agreements with underlying notional amounts of $2,548.7 million and $2,335.0 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $13.0 million and $5.9 million as of March 31, 2005 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $12.6 million and $5.6 million as of March 31, 2005 and June 30, 2004, respectively, are included as a liability in derivative financial instruments on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2005 and June 30, 2004, these restricted cash accounts totaled $9.4 million and $36.3 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of March 31, 2005, the carrying value of the senior notes and convertible senior notes were $166.7 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 13.

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

NOTE 9 - COMMON STOCK

During the nine months ended March 31, 2005, the Company repurchased 9,671,879 shares of its common stock, at an average cost of $20.77 per share, under stock repurchase plans approved by the Board of Directors since April 2004. During April 2005, the Company repurchased an additional 3,118,000 shares of its common stock, at an average cost of $23.35 per share. As of April 30, 2005, the stock repurchase plan authorizes the Company to repurchase another $394.1 million of its common stock.

NOTE 10 - RESTRUCTURING CHARGES

The Company recognized restructuring charges of $2.1 million and $2.7 million during the three and nine months ended March 31, 2005, respectively, relating to a revision of assumed lease costs for office space and a servicing facility closed during the Company’s restructuring in fiscal 2003 and fiscal 2004. The Company recognized restructuring charges of $2.5 million and $2.9 million for the three and nine months ended March 31, 2004, respectively.

As of March 31, 2005, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $13.6 million of contract termination and other associated costs. Total costs incurred to date in connection with the Company’s revised operating plan adopted in February 2003 include $18.8 million in personnel-related costs, $26.2 million of contract termination costs and $28.3 million in other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the nine months ended March 31, 2005, is as follows (in thousands):

	Personnel- Related Costs		Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2004		$10	$16,029	$3,390	$19,429
Cash settlements		(10)	(3,880)		(3,890)
Non-cash settlements			(539)	(283)	(822)
Adjustments			2,799	(58)	2,741

Balance at March 31, 2005	$		$14,409	$3,049	$17,458

NOTE 11 - EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$75,593	$63,810	$208,967	$144,303
Interest expense related to convertible senior notes, net of related tax effects	724	704	2,157	1,052

Adjusted net income	$76,317	$64,514	$211,124	$145,355

Weighted average shares outstanding	152,071,432	157,153,633	153,944,984	156,739,014

Incremental shares resulting from assumed conversions:
Stock options	3,687,438	3,344,195	3,357,872	1,803,808
Warrants	805,825	636,943	752,845	360,275
Convertible senior notes	10,705,205	10,705,205	10,705,205	5,449,923

	15,198,468	14,686,343	14,815,922	7,614,006

Weighted average shares and assumed incremental shares	167,269,900	171,839,976	168,760,906	164,353,020

Earnings per share:
Basic	$0.50	$0.41	$1.36	$0.92

Diluted	$0.46	$0.38	$1.25	$0.88

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to the Company’s convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares impact of the Company’s outstanding stock options and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.4 million and 1.5 million shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of the Company’s convertible senior notes on assumed incremental shares. As required by EITF 04-8, assumed incremental shares for the three and nine months ended March 31, 2004, were retroactively adjusted for the impact of the convertible senior notes.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2005	2004
Interest costs (none capitalized)	$176,564	$172,621
Income taxes	138,394	89,158

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$577,630	$2,367		$579,997
Finance receivables, net		53,812	7,582,879		7,636,691
Interest-only receivables from Trusts		29	63,006		63,035
Investments in Trust receivables		2,541	326,433		328,974
Restricted cash - gain on sale Trusts		3,851	348,189		352,040
Restricted cash - securitization notes payable			559,525		559,525
Restricted cash - warehouse credit facilities			66,168		66,168
Property and equipment, net	$6,935	87,553	1		94,489
Deferred income taxes	(26,217)	65,093	(33,990)		4,886
Other assets	6,668	146,984	53,576	$(10,470)	196,758
Due from affiliates	1,308,686		1,544,686	(2,853,372)
Investment in affiliates	1,324,233	3,406,598	335,705	(5,066,536)

Total assets	$2,620,305	$4,344,091	$10,848,545	$(7,930,378)	$9,882,563

Liabilities:
Warehouse credit facilities			$1,261,257		$1,261,257
Securitization notes payable			5,927,175	$(53,098)	5,874,077
Senior notes	$166,670				166,670
Convertible senior notes	200,000				200,000
Other notes payable	8,482	$1,522			10,004
Funding payable		38,581	549		39,130
Accrued taxes and expenses	53,546	38,772	45,325	(10,470)	127,173
Derivative financial instruments		12,645			12,645
Due to affiliates		2,824,971		(2,824,971)

Total liabilities	428,698	2,916,491	7,234,306	(2,888,539)	7,690,956

Shareholders’ equity:
Common stock	1,651	75,355	30,627	(105,982)	1,651
Additional paid-in capital	1,127,489	75,670	1,806,411	(1,882,081)	1,127,489
Accumulated other comprehensive income	41,653	14,777	40,190	(54,967)	41,653
Retained earnings	1,256,692	1,261,798	1,737,011	(2,998,809)	1,256,692

	2,427,485	1,427,600	3,614,239	(5,041,839)	2,427,485
Treasury stock	(235,878)				(235,878)

Total shareholders’ equity	2,191,607	1,427,600	3,614,239	(5,041,839)	2,191,607

Total liabilities and shareholders’ equity	$2,620,305	$4,344,091	$10,848,545	$(7,930,378)	$9,882,563

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

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$28,638	$283,231		$311,869
Servicing income		24,172	20,658		44,830
Other income	$25,223	366,348	812,554	$(1,188,900)	15,225
Equity in income of affiliates	66,042	102,493		(168,535)

	91,265	521,651	1,116,443	(1,357,435)	371,924

Costs and expenses
Operating expenses	4,649	30,482	45,679		80,810
Provision for loan losses		28,879	76,127		105,006
Interest expense	5,545	415,025	833,358	(1,188,900)	65,028
Restructuring charges		2,130			2,130

	10,194	476,516	955,164	(1,188,900)	252,974

Income before income taxes	81,071	45,135	161,279	(168,535)	118,950

Income tax provision (benefit)	5,478	(20,907)	58,786		43,357

Net income	$75,593	$66,042	$102,493	$(168,535)	$75,593

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$21,273	$214,200		$235,473
Servicing income		48,148	21,280		69,428
Other income	$16,727	195,305	438,393	$(641,981)	8,444
Equity in income of affiliates	61,272	32,851		(94,123)

	77,999	297,577	673,873	(736,104)	313,345

Costs and expenses
Operating expenses	3,125	33,617	51,824		88,566
Provision for loan losses		(53,857)	117,785		63,928
Interest expense	9,526	236,829	451,491	(641,981)	55,865
Restructuring charges		2,481			2,481

	12,651	219,070	621,100	(641,981)	210,840

Income before income taxes	65,348	78,507	52,773	(94,123)	102,505

Income tax provision	1,538	17,235	19,922		38,695

Net income	$63,810	$61,272	$32,851	$(94,123)	$63,810

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$67,770	$805,702		$873,472
Servicing income		79,857	64,702		144,559
Other income	$51,959	781,643	1,630,705	$(2,425,691)	38,616
Equity in income of affiliates	194,206	217,104		(411,310)

	246,165	1,146,374	2,501,109	(2,837,001)	1,056,647

Costs and expenses
Operating expenses	12,015	92,731	130,066		234,812
Provision for loan losses		28,640	275,279		303,919
Interest expense	16,645	841,003	1,752,563	(2,425,691)	184,520
Restructuring charges		2,741			2,741

	28,660	965,115	2,157,908	(2,425,691)	725,992

Income before income taxes	217,505	181,259	343,201	(411,310)	330,655

Income tax provision (benefit)	8,538	(12,947)	126,097		121,688

Net income	$208,967	$194,206	$217,104	$(411,310)	$208,967

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$208,967	$194,206	$217,104		$(411,310)	$208,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		1,832	14,090	12,423			28,345
Provision for loan losses			28,640	275,279			303,919
Deferred income taxes		269,195	24,019	(286,022)			7,192
Accretion of present value discount			7,707	(71,080)			(63,373)
Impairment of credit enhancement assets				1,122			1,122
Other		6,143	(1,861)	(9,561)			(5,279)
Distributions from gain on sale Trusts, net of swap payments			449	344,857			345,306
Equity in income of affiliates		(194,206)	(217,104)			411,310
Changes in assets and liabilities:
Other assets		963	(17,866)	13,037			(3,866)
Accrued taxes and expenses		40,545	(79,081)	7,626			(30,910)

Net cash provided by (used in) operating activities		333,439	(46,801)	504,785			791,423

Cash flows from investing activities:
Purchases of receivables			(3,863,935)	(3,828,653)		3,828,653	(3,863,935)
Principal collections and recoveries on receivables			40,528	2,265,787			2,306,315
Net proceeds from sale of receivables			3,828,653			(3,828,653)
Purchases of property and equipment		(6,614)	106	1			(6,507)
Change in restricted cash - securitization notes payable				(72,973)			(72,973)
Change in restricted cash - warehouse credit facilities				143,707			143,707
Change in other assets			26,751				26,751
Net change in investment in affiliates		7,629	884,515	(131,712)		(760,432)

Net cash provided by (used in) investing activities		1,015	916,618	(1,623,843)		(760,432)	(1,466,642)

Cash flows from financing activities:
Net change in warehouse credit facilities				761,257			761,257
Issuance of securitization notes				2,450,000			2,450,000
Payments on securitization notes				(2,182,803)			(2,182,803)
Debt issuance costs		(75)	(767)	(13,804)			(14,646)
Net change in notes payable		(10,903)	(720)				(11,623)
Repurchase of common stock		(200,894)					(200,894)
Net proceeds from issuance of common stock		30,780	33,920	(772,500)		738,580	30,780
Net change in due (to) from affiliates		(162,301)	(747,154)	879,266		30,189

Net cash (used in) provided by financing activities		(343,393)	(714,721)	1,121,416		768,769	832,071

Net (decrease) increase in cash and cash equivalents		(8,939)	155,096	2,358		8,337	156,852
Effect of Canadian exchange rate changes on cash and cash equivalents		8,939	1,084	9		(8,337)	1,695
Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$577,630	$2,367	$		$579,997

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$144,303	$139,977		$163,354		$(303,331)	$144,303
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		2,517	21,155		42,380			66,052
Provision for loan losses			(7,323)		196,850			189,527
Deferred income taxes		(112,667)	(11,898)		93,550			(31,015)
Accretion of present value discount			9,623		(77,306)			(67,683)
Impairment of credit enhancement assets			1,551		31,813			33,364
Other		(1,050)	4,724		1,438			5,112
Distributions from gain on sale Trusts, net of swap payments			(17,135)		265,413			248,278
Equity in income of affiliates		(139,977)	(163,354)				303,331
Changes in assets and liabilities:
Other assets		78,610	(136,273)		21,505			(36,158)
Accrued taxes and expenses		5,972	(25,509)		11,606			(7,931)

Net cash (used in) provided by operating activities		(22,292)	(184,462)		750,603			543,849

Cash flows from investing activities:
Purchases of receivables			(2,654,814)		(2,956,632)		2,956,632	(2,654,814)
Principal collections and recoveries on receivables			(224,027)		1,791,295			1,567,268
Net proceeds from sale of receivables			2,956,632				(2,956,632)
Dividends		136	(25,919)				25,783
Purchases of property and equipment			(2,552)					(2,552)
Change in restricted cash - securitization notes payable					(199,510)			(199,510)
Change in restricted cash - warehouse credit facilities					705,858			705,858
Change in other assets			22,971		34,023			56,994
Net change in investment in affiliates		16,973	1,288,124		(1,313,247)		8,150

Net cash provided by (used in) investing activities		17,109	1,360,415		(1,938,213)		33,933	(526,756)

Cash flows from financing activities:
Net change in warehouse credit facilities					(504,952)			(504,952)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes					2,865,000			2,865,000
Payments on securitization notes					(1,387,469)			(1,387,469)
Issuance of convertible senior notes		200,000						200,000
Retirement of senior notes		(41,502)						(41,502)
Debt issuance costs		(5,017)			(18,088)			(23,105)
Net change in notes payable		(9,513)	(627)					(10,140)
Sale of warrants		34,441						34,441
Purchase of call options on common stock		(61,490)						(61,490)
Net proceeds from issuance of common stock		9,780			42,066		(42,066)	9,780
Net change in due (to) from affiliates		(124,516)	(977,949)		1,091,621		10,844

Net cash provided by (used in) financing activities		2,183	(978,576)		1,183,178		(31,222)	175,563

Net (decrease) increase in cash and cash equivalents		(3,000)	197,377		(4,432)		2,711	192,656
Effect of Canadian exchange rate changes on cash and cash equivalents		3,000	(184)		8		(2,711)	113
Cash and cash equivalents at beginning of period			312,497		4,424			316,921

Cash and cash equivalents at end of period	$		$509,690	$		$		$509,690

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

The Company changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and other income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted the Company’s reported results of operations compared to its historical results because there is no gain on sale of receivables subsequent to September 30, 2002. Accordingly, historical results may not be indicative of the Company’s future results.

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

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of March 31, 2005, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$11,340	$22,352
Discount rate	4,528	9,009

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative credit losses over the loss confirmation period would increase the allowance for loan losses as of March 31, 2005, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$48,835	$97,669

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

Stock-based employee compensation

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003. The fair value of each option granted or modified during the three and nine months ended March 31, 2005 and 2004, was estimated using an option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Expected dividends	0	0	0	0
Expected volatility	62.4%	102.4%	55.6%	104.2%
Risk-free interest rate	3.5%	1.2%	3.1%	1.7%
Expected life	3.4 years	0.7 year	2.9 years	1.8 years

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three or nine months ended March 31, 2005 or 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 as compared to Three Months Ended March 31, 2004

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$7,622,551	$5,972,437
Loans purchased	1,374,012	953,806
Loans repurchased from gain on sale Trusts	60,184	127,331
Liquidations and other	(931,711)	(640,139)

Balance at end of period	$8,125,036	$6,413,435

Average finance receivables	$7,839,932	$6,103,563

The Company has enhanced staffing in its branch office network in order to support new loan growth, resulting in an increase in loans purchased during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of March 31, 2005 and 2004, the Company operated 89 auto lending branch offices.

The average new loan size was $16,724 for the three months ended March 31, 2005, compared to $16,062 for the three months ended March 31, 2004. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2005, was 16.6%, compared to 16.4% during the three months ended March 31, 2004.

Finance charge income increased by 32% to $311.9 million for the three months ended March 31, 2005, from $235.5 million for the three months ended March 31, 2004, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables increased to 16.1% for the three months ended March 31, 2005, from 15.5% for the three months ended March 31, 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004.

Servicing income consists of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Servicing fees	$23,127	$45,051
Other-than-temporary impairment		(1,795)
Accretion	21,703	26,172

	$44,830	$69,428

Average gain on sale receivables	$3,184,145	$6,543,472

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.9% and 2.8%, annualized, of average gain on sale receivables for the three months ended March 31, 2005 and 2004, respectively.

Other-than-temporary impairment of $1.8 million for the three months ended March 31, 2004, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $21.7 million, or 11.0%, on an annualized basis, of average credit enhancement assets, and $26.2 million, or 8.6%, on an annualized basis, of average credit enhancement assets, during the three months ended March 31, 2005 and 2004, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulting from fewer securitization transactions incurring other-than-temporary impairments during the three months ended March 31, 2005.

Other income was $15.2 million for the three months ended March 31, 2005, compared to $8.4 million for the three months ended March 31, 2004. The increase in other income is primarily due to an increase in investment income and in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses decreased to $80.8 million for the three months ended March 31, 2005, from $88.6 million for the three months ended March 31, 2004. Operating expenses declined primarily as a result of lower costs to service a declining portfolio, partially offset by increased costs to support greater loan origination volume.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2005 and 2004, reflected inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $105.0 million for the three months ended March 31, 2005, from $63.9 million for the three months ended March 31, 2004. As an annualized percentage of average finance receivables, the provision for loan losses was 5.4% and 4.2% for the three months ended March 31, 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in order to maintain an appropriate level of allowance for loan losses.

Interest expense increased to $65.0 million for the three months ended March 31, 2005, from $55.9 million for the three months ended March 31, 2004. Average debt outstanding was $7,041.7 million and $5,736.0 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s effective rate of interest paid on its debt decreased to 3.7% from 3.9% resulting from a reduction in fees on the Company’s warehouse credit facilities during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

The Company’s effective income tax rate was 36.4% and 37.8% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the Company’s effective income tax rate resulted from a change in the mix of business due to organizational restructuring, other changes that reduced federal and state tax exposures and the cumulative impact of these changes in the estimated annual tax rate.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Unrealized gains on credit enhancement assets	$8,748	$10,969
Unrealized gains (losses) on cash flow hedges	7,996	(4,908)
Canadian currency translation adjustment	(580)	(965)
Income tax provision	(6,103)	(2,288)

	$10,061	$2,808

Credit Enhancement Assets

Unrealized gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Unrealized gains related to changes in credit loss assumptions	$9,505	$19,027
Unrealized gains (losses) related to changes in interest rates	594	(5,009)
Reclassification of unrealized gains into earnings through accretion	(1,351)	(3,049)

	$8,748	$10,969

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

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.5% to 15.1% as of March 31, 2005, from a range of 12.8% to 15.0% as of December 31, 2004. For the three months ended March 31, 2005, on a Trust by Trust basis, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions, while other Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions, resulting in the recognition of net unrealized gains of $9.5 million. The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.1% to 15.0% as of March 31, 2004, from a range of 13.2% to 14.9% as of December 31, 2003. For the three months ended March 31, 2004, on a Trust by Trust basis, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions that resulted in the recognition of unrealized gains of $19.0 million, while other Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions resulting in the recognition of other-than-temporary impairment of $1.8 million.

Unrealized gains related to changes in interest rates of $0.6 million for the three months ended March 31, 2005, resulted primarily from an increase in estimated future cash flows to be generated by investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations. Unrealized losses related to changes in interest rates of $5.0 million for the three months ended March 31, 2004, resulted primarily from a decrease in estimated future cash flows to be generated by investment income earned on the restricted cash and Trust collection accounts due to a decrease in forward interest rate expectations.

Net unrealized gains of $1.4 million and $3.0 million were reclassified into earnings through accretion during the three months ended March 31, 2005 and 2004, respectively, and relate primarily to the recognition of actual excess cash collected over the Company’s prior estimate.

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Unrealized gains (losses) related to changes in fair value	$7,934	$(10,032)
Reclassification of net unrealized losses into earnings	62	5,124

	$7,996	$(4,908)

Unrealized gains (losses) related to changes in fair value for the three months ended March 31, 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements, including the interest rate swap agreements executed in January 2005 related to the Company’s medium term note facility, that were designated as cash flow hedges for accounting purposes. The fair values of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of the Company’s credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $0.6 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2005 and 2004. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Finance charge income	$311,869	$235,473
Other income	15,225	8,444
Interest expense	(65,028)	(55,865)

Net margin	$262,066	$188,052

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended March 31,
	2005	2004
Finance charge income	16.1%	15.5%
Other income	0.8	0.6
Interest expense	(3.3)	(3.7)

Net margin as a percentage of average finance receivables	13.6%	12.4%

The increase in net margin is due to an increase in earned acquisition fees on loans acquired subsequent to June 30, 2004, and a decline in cost of funds resulting from lower balance sheet leverage during the period.

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Finance receivables	$7,839,932	$6,103,563
Gain on sale receivables	3,184,145	6,543,472

Average managed receivables	$11,024,077	$12,647,035

Average managed receivables outstanding decreased by 13% because collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Finance charge income	$462,250	$529,834
Other income	24,258	18,460
Interest expense	(103,896)	(136,294)

Net margin	$382,612	$412,000

Net margin as a percentage of average managed finance receivables is as follows:

	Three Months Ended March 31,
	2005	2004
Finance charge income	17.0%	16.8%
Other income	0.9	0.6
Interest expense	(3.8)	(4.3)

Net margin as a percentage of average managed finance receivables	14.1%	13.1%

Net margin as a percentage of average managed finance receivables increased for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to lower delinquencies which resulted in higher earning assets and due to lower cost of funds from lower balance sheet leverage during the period.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Three Months Ended March 31,
	2005	2004
Finance charge income per consolidated statements of income	$311,869	$235,473
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	150,381	294,361

Managed basis finance charge income	$462,250	$529,834

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Three Months Ended March 31,
	2005	2004
Other income per consolidated statements of income	$15,225	$8,444
Adjustments to reflect investment income earned on cash in gain on sale Trusts	3,900	1,979
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	5,133	8,037

Managed basis other income	$24,258	$18,460

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Three Months Ended March 31,
	2005	2004
Interest expense per consolidated statements of income	$65,028	$55,865
Adjustments to reflect interest expense incurred by gain on sale Trusts	38,868	80,429

Managed basis interest expense	$103,896	$136,294

Nine Months Ended March 31, 2005 as compared to Nine Months Ended March 31, 2004

Revenue:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004
Balance at beginning of period	$6,782,280	$5,326,314
Loans purchased	3,579,050	2,398,923
Loans repurchased from gain on sale Trusts	329,435	400,262
Liquidations and other	(2,565,729)	(1,712,064)

Balance at end of period	$8,125,036	$6,413,435

Average finance receivables	$7,392,920	$5,819,220

The Company has enhanced staffing in its branch office network in order to support new loan growth, resulting in an increase in loans purchased during the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of March 31, 2005 and 2004, the Company operated 89 auto lending branch offices.

The average new loan size was $16,868 for the nine months ended March 31, 2005, compared to $16,528 for the nine months ended March 31, 2004. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2005, was 16.4%, compared to 16.1% during the nine months ended March 31, 2004.

Finance charge income increased by 30% to $873.5 million for the nine months ended March 31, 2005, from $672.3 million for the nine months ended March 31, 2004, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables increased to 15.7% for the nine months ended March 31, 2005, from 15.4% for the nine months ended March 31, 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004.

Servicing income consists of the following (in thousands):

	Nine Months Ended March 31,
	2005	2004
Servicing fees	$82,308	$152,060
Other-than-temporary impairment	(1,122)	(33,364)
Accretion	63,373	67,683

	$144,559	$186,379

Average gain on sale receivables	$3,935,123	$7,708,668

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.8% and 2.6%, annualized, of average gain on sale receivables for the nine months ended March 31, 2005 and 2004, respectively.

Other-than-temporary impairment of $1.1 million and $33.4 million for the nine months ended March 31, 2005 and 2004, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $63.4 million, or 9.2%, on an annualized basis, of average credit enhancement assets, and $67.7 million, or 7.1%, on an annualized basis, of average credit enhancement assets, during the nine months ended March 31, 2005 and 2004, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004, as a result of fewer securitization transactions incurring other-than-temporary impairments during the nine months ended March 31, 2005.

Other income was $38.6 million for the nine months ended March 31, 2005, compared to $24.4 million for the nine months ended March 31, 2004. The increase in other income is primarily due to an increase in investment income and in late fees and other fees associated with higher average finance receivables.

Costs and Expenses:

Operating expenses decreased to $234.8 million for the nine months ended March 31, 2005, from $257.9 million for the nine months ended March 31, 2004. Operating expenses declined primarily as a result of lower costs to service a declining portfolio, partially offset by increased costs to support greater loan origination volume.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended March 31, 2005 and 2004, reflected inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $303.9 million for the nine months ended March 31, 2005, from $189.5 million for the nine months ended March 31, 2004. As an annualized percentage of average finance receivables, the provision for loan losses was 5.5% and 4.3% for the nine months ended March 31, 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in order to maintain an appropriate level of allowance for loan losses.

Interest expense decreased to $184.5 million for the nine months ended March 31, 2005, from $200.9 million for the nine months ended March 31, 2004. Average debt outstanding was $6,785.8 million and $5,784.7 million for the nine months ended March 31, 2005 and 2004, respectively. The Company’s effective rate of interest paid on its debt was 3.6% for the nine months ended March 31, 2005. The effective rate of interest paid on its debt for the nine months ended March 31, 2004, was 4.0%, excluding the recognition of $29.0 million of deferred debt issuance costs related to the whole loan purchase facility which was repaid in September 2003. The decrease in the effective rate, exclusive of the whole loan purchase facility related costs, resulted from a reduction in fees on the Company’s warehouse credit facilities and a greater use of less expensive funding options, such as securitizations, during the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004.

The Company’s effective income tax rate was 36.8% and 37.8% for the nine months ended March 31, 2005 and 2004, respectively. The decrease in the

Company’s effective income tax rate resulted from a change in the mix of business due to organizational restructuring and other changes that reduced federal and state tax exposures.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Nine Months Ended March 31,
	2005	2004
Unrealized (losses) gains on credit enhancement assets	$(17,708)	$18,113
Unrealized gains on cash flow hedges	10,638	11,343
Canadian currency translation adjustment	8,937	3,000
Income tax benefit (provision)	2,963	(11,232)

	$4,830	$21,224

Credit Enhancement Assets

Unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Nine Months Ended March 31,
	2005	2004
Unrealized (losses) gains related to changes in credit loss assumptions	$(8,141)	$26,437
Unrealized gains (losses) related to changes in interest rates	309	(1,684)
Reclassification of unrealized gains into earnings through accretion	(9,876)	(6,640)

	$(17,708)	$18,113

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

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.5% to 15.1% as of March 31, 2005, from a range of 12.4% to 14.9% as of June 30, 2004. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 13.1% to 15.0% as of March 31, 2004, from a range of 11.3% to 14.7% as of June 30, 2003. For the nine months ended March 31, 2005, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions the net impact of which resulted in the recognition of unrealized losses of $8.1 million and, for certain trusts, other-than-temporary impairment of $1.1 million. For the nine months ended March 31, 2004, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions resulting in the recognition of unrealized gains of $26.4 million for those securitization Trusts, while other Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions, resulting in the recognition of other-than-temporary impairment of $33.4 million.

Unrealized gains related to changes in interest rates of $0.3 million for the nine months ended March 31, 2005, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations. Unrealized losses related to changes in interest rates of $1.7 million for the nine months ended March 31, 2004, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to a decrease in forward interest rate expectations.

Net unrealized gains of $9.9 million and $6.6 million were reclassified into earnings through accretion during the nine months ended March 31, 2005 and 2004, respectively, and relate primarily to the recognition of actual excess cash collected over the Company’s prior estimate.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Nine Months Ended March 31,
	2005	2004
Unrealized gains related to changes in fair value	$6,490	$646
Reclassification of unrealized losses into earnings	4,148	10,697

	$10,638	$11,343

Unrealized gains related to changes in fair value for the nine months ended March 31, 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements, including the interest rate swap agreements executed in January 2005 related to the Company’s medium term note facility, that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of the Company’s credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on the Company’s credit enhancement assets are reclassified. However, if the Company expects that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $8.9 million and $3.0 million for the nine months ended March 31, 2005 and 2004, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2005 and 2004. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004
Finance charge income	$873,472	$672,259
Other income	38,616	24,436
Interest expense	(184,520)	(200,896)

Net margin	$727,568	$495,799

Net margin as a percentage of average finance receivables is as follows:

	Nine Months Ended March 31,
	2005	2004
Finance charge income	15.7%	15.4%
Other income	0.7	0.5
Interest expense	(3.3)	(4.6)

Net margin as a percentage of average finance receivables	13.1%	11.3%

The increase in net margin is due to an increase in earned acquisition fees on loans acquired subsequent to June 30, 2004, and a decline in cost of funds resulting from lower balance sheet leverage during the period. Interest expense for the nine months ended March 31, 2004, also includes the recognition of deferred debt issuance costs related to the whole loan purchase facility which was repaid in September 2003.

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004
Finance receivables	$7,392,920	$5,819,220
Gain on sale receivables	3,935,123	7,708,668

Average managed receivables	$11,328,043	$13,527,888

Average managed receivables outstanding decreased by 16% because collections and other liquidations of the Company’s finance receivables have exceeded new loan purchase volume.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004
Finance charge income	$1,422,067	$1,683,940
Other income	63,036	52,427
Interest expense	(326,856)	(484,625)

Net margin	$1,158,247	$1,251,742

Net margin as a percentage of average managed finance receivables is as follows:

	Nine Months Ended March 31,
	2005	2004
Finance charge income	16.7%	16.6%
Other income	0.7	0.5
Interest expense	(3.8)	(4.8)

Net margin as a percentage of average managed finance receivables	13.6%	12.3%

Net margin as a percentage of average managed finance receivables increased for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, primarily due to lower delinquencies which resulted in higher earning assets and due to lower cost of funds from lower balance sheet leverage during the period. Interest expense for the nine months ended March 31, 2004, also includes recognition of deferred debt issuance costs related to the whole loan purchase facility which was repaid in September 2003.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income:

	Nine Months Ended March 31,
	2005	2004
Finance charge income per consolidated statements of income	$873,472	$672,259
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	548,595	1,011,681

Managed basis finance charge income	$1,422,067	$1,683,940

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

	Nine Months Ended March 31,
	2005	2004
Other income per consolidated statements of income	$38,616	$24,436
Adjustments to reflect investment income earned on cash in gain on sale Trusts	9,050	5,883
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	15,370	22,108

Managed basis other income	$63,036	$52,427

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense:

	Nine Months Ended March 31,
	2005	2004
Interest expense per consolidated statements of income	$184,520	$200,896
Adjustments to reflect interest expense incurred by gain on sale Trusts	142,336	283,729

Managed basis interest expense	$326,856	$484,625

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2005
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$8,125,036	$2,865,723	$10,990,759

Nonaccretable acquisition fees	(175,880)
Allowance for loan losses	(312,465)

Receivables, net	$7,636,691

Number of outstanding contracts	627,502	319,762	947,264

Average carrying amount of outstanding contract (in dollars)	$12,948	$8,962	$11,603

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.0%

	June 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$6,782,280	$5,140,522	$11,922,802

Nonaccretable acquisition fees	(176,203)
Allowance for loan losses	(242,208)

Receivables, net	$6,363,869

Number of outstanding contracts	508,517	503,154	1,011,671

Average carrying amount of outstanding contract (in dollars)	$13,337	$10,217	$11,785

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses and nonaccretable acquisition fees increased to $488.3 million, or 6.0% of finance receivables, at March 31, 2005, from $418.4 million, or 6.2% of finance receivables, at June 30, 2004. The increase in allowance for loan losses and nonaccretable acquisition fees resulted from increased finance receivables outstanding. The allowance for loan losses as a percentage of finance receivables decreased due to the expectation that favorable credit trends in the finance receivables portfolio will continue.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2005
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$304,810	3.8%	$234,389	8.2%	$539,199	4.9%
Greater than 60 days	108,919	1.3	87,002	3.0	195,921	1.8

	413,729	5.1	321,391	11.2	735,120	6.7
In repossession	16,060	0.2	11,489	0.4	27,549	0.2

	$429,789	5.3%	$332,880	11.6%	$762,669	6.9%

	March 31, 2004
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$235,448	3.7%	$440,751	7.4%	$676,199	5.5%
Greater than 60 days	87,720	1.3	160,897	2.7	248,617	2.0

	323,168	5.0	601,648	10.1	924,816	7.5
In repossession	17,680	0.3	31,584	0.6	49,264	0.4

	$340,848	5.3%	$633,232	10.7%	$974,080	7.9%

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

At March 31, 2005, a greater percentage of finance receivables in the Company’s portfolio had been purchased since the implementation of a revised operating plan in February 2003 as compared to the percentage of the Company’s portfolio at March 31, 2004, that had been purchased after February 2003. The Company has experienced improved credit performance on loans originated since February 2003; accordingly, total managed finance receivables 31 to 60 days and greater-than-60 days delinquent were lower at March 31, 2005, as compared to March 31, 2004. Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as well as the relative lower overall seasoning of such finance receivables.

Deferrals

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. The Company’s policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of the Company’s customer base and policies and guidelines of the deferral program, it is estimated that approximately 50% of accounts currently comprising the managed portfolio will receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Finance receivables:
(As a percentage of average finance receivables)	4.8%	4.2%	4.9%	4.5%

Gain on sale receivables:
(As a percentage of average gain on sale receivables)	9.0%	8.2%	9.5%	8.3%

Total managed portfolio:
(As a percentage of average managed receivables)	6.0%	6.3%	6.5%	6.6%

The following is a summary of deferrals as a percentage of managed receivables outstanding:

	March 31, 2005
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	83.0%	43.7%	72.8%

Deferred:
1-2 times	14.9	40.9	21.6
3-4 times	1.9	15.2	5.4
Greater than 4 times	0.2	0.2	0.2

Total deferred	17.0	56.3	27.2

Total	100.0%	100.0%	100.0%

	June 30, 2004
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	85.0%	51.0%	70.3%

Deferred:
1-2 times	13.7	41.4	25.7
3-4 times	1.1	7.4	3.8
Greater than 4 times	0.2	0.2	0.2

Total deferred	15.0	49.0	29.7

Total	100.0%	100.0%	100.0%

The percentage of loans deferred is greater for the Company’s gain on sale receivables as compared to its finance receivables as a result of seasoning of the gain on sale receivables as well as overall improved credit performance on loans originated since the implementation of the Company’s revised operating plan in February 2003.

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Finance receivables:
Repossession charge-offs	$143,305	$111,516	$392,498	$300,776
Less: Recoveries	(67,932)	(52,387)	(179,272)	(139,520)
Mandatory charge-offs (a)	3,924	4,127	35,006	41,827

Net charge-offs	$79,297	$63,256	$248,232	$203,083

Gain on sale:
Repossession charge-offs	$117,113	$236,243	$432,018	$807,051
Less: Recoveries	(48,867)	(93,038)	(165,577)	(312,103)
Mandatory charge-offs (a)	(1,097)	785	15,603	95,349

Net charge-offs	$67,149	$143,990	$282,044	$590,297

Total managed:
Repossession charge-offs	$260,418	$347,759	$824,516	$1,107,827
Less: Recoveries	(116,799)	(145,425)	(344,849)	(451,623)
Mandatory charge-offs (a)	2,827	4,912	50,609	137,176

Net charge-offs	$146,446	$207,246	$530,276	$793,380

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.1%	4.2%	4.5%	4.6%

Gain on sale receivables	8.6%	8.9%	9.5%	10.2%

Total managed portfolio	5.4%	6.6%	6.2%	7.8%

Net recoveries as a percentage of gross repossession charge-offs:
Finance receivables	47.4%	47.0%	45.7%	46.4%

Gain on sale receivables	41.7%	39.4%	38.3%	38.7%

Total managed portfolio	44.9%	41.8%	41.8%	40.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004, resulted primarily from improved credit performance on loans originated since the implementation of the Company’s revised operating plan in February 2003 combined with an overall improvement in recovery rates.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash are purchases of finance receivables, repayment of securitization notes payable, funding credit enhancement requirements for securitization transactions, operating expenses, income taxes and stock repurchases.

The Company used cash of $3,863.9 million and $2,654.8 million for the purchase of finance receivables during the nine months ended March 31, 2005 and 2004, respectively. These purchases were funded initially utilizing cash and warehouse credit facilities and subsequently through long-term financing in securitization transactions.

Warehouse Credit Facilities

In the normal course of business, in addition to using its available cash, the Company pledges receivables and borrows from its warehouse credit facilities to fund its operations and repays these borrowings as appropriate under its cash management strategy.

As of March 31, 2005, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper facility	November 2007 (a)(b)	$1,950.0	$442.5
Medium term note facility	October 2007 (a)(c)	650.0	650.0
Repurchase facility	August 2005 (a)	400.0	168.8
Near prime facility	January 2006 (a)	150.0

		$3,150.0	$1,261.3

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

In August 2004, the Company entered into a $400.0 million special purpose financing facility under which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the clean-up call option.

In October 2004, the Company terminated a $500.0 million medium term note facility and entered into a $650.0 million medium term note facility.

In November 2004, the Company renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2005 and the $1,800.0 million three year maturity to November 2007.

In January 2005, the Company entered into a $150.0 million warehouse facility to fund higher credit quality receivables.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2005, the Company’s warehouse credit facilities were in compliance with all covenants.

Securitizations

The Company has completed 47 securitization transactions through March 31, 2005. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2005
Gain on sale:
2001-A	February 2001	$1,400.0	$129.6
2001-1	April 2001	1,089.0	98.0
2001-B	July 2001	1,850.0	260.5
2001-C	September 2001	1,600.0	267.0
2001-D	October 2001	1,800.0	319.1
2002-A	February 2002	1,600.0	339.7
2002-1	April 2002	990.0	180.9
2002-A Canada (b)	May 2002	145.0	81.1
2002-B	June 2002	1,200.0	297.3
2002-C	August 2002	1,300.0	351.8
2002-D	September 2002	600.0	175.0

Total gain on sale transactions		13,574.0	2,500.0

Secured financing:
2002-E-M	October 2002	1,700.0	578.1
C2002-1 Canada (b)(c)	November 2002	137.0	37.7
2003-A-M	April 2003	1,000.0	382.6
2003-B-X	May 2003	825.0	335.7
2003-C-F	September 2003	915.0	417.3
2003-D-M	October 2003	1,200.0	598.8
2004-A-F	February 2004	750.0	414.9
2004-B-M	April 2004	900.0	554.4
2004-1 (d)	June 2004	575.0	393.2
2004-C-A	August 2004	800.0	636.7
2004-D-F	November 2004	750.0	654.4
2005-A-X	February 2005	900.0	870.3

Total secured financing transactions		10,452.0	5,874.1

Total active securitizations		$24,026.0	$8,374.1

(a)	Transactions originally totaling $12,440.5 million have been paid off as of March 31, 2005.
(b)	Balances at March 31, 2005, reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $24.7 million of asset-backed securities retained by the Company.
(d)	Amounts do not include $40.8 million of asset-backed securities retained by the Company.

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

The Company’s most recent securitization transactions covered by a financial guaranty insurance policy have required initial cash deposit and overcollateralization levels of 9.5% of the original receivable pool balance and target credit enhancement levels must reach 17.0% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately five to nine months after receivables are securitized. Securitization transactions covered by financial guaranty insurance policies completed in calendar year 2003 and much of calendar year 2004 required initial cash deposit and overcollateralization levels of 10.5% and contained target credit enhancement levels of 18.0% to 18.5%. Increases or decreases to the credit enhancement level on future securitization transactions will depend on the net interest margin and credit performance trends of the Company’s finance receivables and the Company’s financial condition.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2005	2004
Initial credit enhancement deposits:
Restricted cash	$53.2	$63.1
Overcollateralization	208.1	290.9
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	345.3	248.3
Secured financing Trusts	400.2	133.4

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

As of March 31, 2005, the Company had exceeded its targeted cumulative net loss triggers in seven of the eight remaining FSA Program securitizations and waivers were not granted by FSA. Accordingly, cash of approximately $171.6 million generated by FSA Program securitization otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The Company expects to exceed its targeted cumulative net loss trigger on the remaining FSA Program securitization during fiscal 2005, which will require an increased credit enhancement level for such securitization. The impact of delaying and reducing the amount of cash to be released to the Company during fiscal 2005 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of March 31, 2005, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Stock Repurchases

During the nine months ended March 31, 2005, the Company repurchased 9,671,879 shares of its common stock, at an average cost of $20.77 per share, under stock repurchase plans approved by the Board of Directors since April 2004. During April 2005, the Company repurchased an additional 3,118,000 shares of its common stock, at an average cost of $23.35 per share. As of April 30, 2005, the stock repurchase plan authorizes the Company to repurchase another $394.1 million of its common stock.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its short-term growth strategies. As of March 31, 2005, the Company had unrestricted cash balances of $580.0 million. Assuming that loan purchase volume approximates $5.0 to $6.0 billion during the next twelve months and the initial credit enhancement requirement for the Company’s securitization transactions remains at 9.5%, the Company would require approximately $475.0 to $570.0 million in cash or liquidity to fund initial credit enhancement over that period. The Company expects that cash distributions from its existing securitization transactions will exceed the funding requirement for initial credit enhancement deposits during the next twelve months. The Company will continue to require the execution of additional securitization transactions during the next twelve months. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and is otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. However, for as long as rates remain below the stipulated “cap” rate, the purchaser of the interest rate cap agreement will not receive payments and the seller bears no obligation or liability. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by its special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary and the fair value of the interest rate cap agreement sold by the Company is included on the Company’s consolidated balance sheets.

In January 2005, the Company entered into interest rate swap agreements to hedge the variability in interest payments on its medium term notes facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other assets on the consolidated balance sheets.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on floating rate securities issued by its securitization Trusts to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received by the Company from its credit enhancement assets over the life of a securitization accounted for as a sale that would have been attributable to interest rate risk. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The intrinsic value of the interest rate cap agreements purchased by the non-consolidated special purpose finance subsidiaries is considered in the valuation of the credit enhancement assets. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings and the fair value of the interest rate cap agreements sold by the Company are included on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings and the interest rate cap agreements sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS 123R to revise FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R, which is effective for the Company beginning on July 1, 2005, requires that the cost resulting from all share-based payment transactions be measured at fair-value and recognized in the financial statements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide its view on the valuation of share-based payment arrangements for public companies. The Company anticipates that the adoption of SFAS 123R and SAB 107 will result in an estimated $4.7 million additional expense for the fiscal year ending June 30, 2006. The estimated additional expense is based on unamortized expense relating to outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that are expected to vest subsequent to June 30, 2005.

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

The CEO, President and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company repurchased shares as follows:

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program
January 2005	967,451	(a)	$23.69	(a)	967,451	(a)	$500,761,850	(a)
February 2005	119,501	(a)	$23.86	(a)	119,501	(a)	$497,910,804	(a)
March 2005	1,298,050	(a)	$23.86	(a)	1,298,050	(a)	$466,937,130	(a)

(a)	On August 17, 2004, and January 25, 2005, the Company announced the approval of stock repurchase plans by its Board of Directors which authorized the Company to repurchase up to $100.0 million and $500.0 million, respectively, of its common stock in the open market or in privately negotiated transactions, based on market conditions.

All shares repurchased in January 2005, and 31,996 shares repurchased in February 2005, were repurchased under the August 2004 plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

10.1 (@) Revised Form of Stock Appreciation Rights Agreement

31.1 (@) Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 (@) Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) (@)    Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: May 10, 2005	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer