Form 10-K
period 2005-06-30
AMERICREDIT CORP
filed 2005-09-12
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes     ☐    No    ☒

The aggregate market value of 83,342,499 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2004, was approximately $2,037,724,101. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 139,500,835 shares of Common Stock, $0.01 par value, outstanding as of September 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

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

The Company implemented a revised operating plan in February 2003 targeted at preserving and strengthening its capital and liquidity position in light of a weak economic environment and a decline in used car pricing and the resulting breach of cumulative net loss triggers on securitization transactions insured by Financial Security Assurance, Inc. (“FSA”) prior to October 2002, referred to herein as the FSA Program. The breach of triggers in the FSA Program caused a postponement of substantially all of the cash otherwise distributable to the Company from its FSA Program securitizations as this cash was used to fund increased credit enhancement requirements on FSA Program securitizations. The revised operating plan included a decrease in the Company’s targeted loan origination volume and a reduction in operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities. The stated objectives of the plan were substantially met by the end of calendar 2003. In the first half of calendar 2004, the Company resumed growth in its loan originations and has since added staff to its branch office network and related areas to support new loan growth. The Company intends to continue to expand loan origination volume at a moderate pace during fiscal 2006.

On January 24, 2005, the Company announced the realignment of responsibilities for its executive leadership in order to provide each executive a greater breadth of experience in connection with the Company’s long-term succession plan. Under the new organizational structure, Steven P. Bowman is Chief Credit and Risk Officer, Chris A. Choate is Chief Financial Officer and Treasurer, Mark Floyd is Chief Operating Officer—Servicing and Preston A. Miller is Chief Operating Officer—Originations.

On August 8, 2005, the Company announced that Daniel E. Berce had been named the Company’s Chief Executive Officer. Mr. Berce, who has served as the Company’s President since 2003, will now serve as President and CEO. As CEO, Mr. Berce succeeds Clifton H. Morris, Jr., who will retain his position as Chairman of the Board.

Automobile Finance Operations

Target Market.    The Company’s automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company’s typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally charges higher interest rates than those charged by traditional financing sources. As the Company provides financing in a relatively high risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

Marketing.    As an indirect lender, the Company focuses its marketing activities on automobile dealerships. The Company is selective in choosing the dealers with whom it conducts business and primarily pursues manufacturer franchised dealerships with used car operations and select independent dealerships. The Company prefers to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by the Company during fiscal 2005, approximately 97% were originated by manufacturer franchised dealers and 3% by select independent dealers; further, approximately 67% were used vehicles and 33% were new vehicles. The Company purchased contracts from 14,875 dealers during fiscal 2005. No dealer location accounted for more than 1% of the total volume of contracts purchased by the Company for that same period.

Prior to entering into a relationship with a dealer, the Company considers the dealer’s operating history and reputation in the marketplace. The Company then maintains a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet the Company’s underwriting standards and profitability objectives. Due to the non-exclusive nature of the Company’s relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from the Company or from another source for a loan made by the dealership to a customer seeking to make a vehicle purchase. Company representatives regularly contact and visit dealers to solicit new business and to answer any questions dealers may have regarding the Company’s financing programs and capabilities and to explain the Company’s underwriting philosophy. To increase the effectiveness of these contacts, marketing personnel have access to the Company’s management information systems which detail current information regarding the number of applications submitted by a dealership, the Company’s response and the reasons why a particular application was rejected.

Finance contracts are generally purchased by the Company without recourse to the dealer, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge dealers a non-refundable acquisition fee when purchasing finance contracts. These acquisition fees are assessed on a contract-by-contract basis. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies the Company against any claims, defenses and set-offs that may be asserted against the Company because of assignment of the contract. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. The Company does not view recourse against the dealer on these representations and indemnities to be of material significance in its decision to purchase finance contracts from a dealer.

Branch Office Network and Dealer Relationship Managers.    The Company primarily uses a branch office network to market its indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. Branch office and marketing personnel are responsible for the solicitation, enrollment and education of dealers regarding the Company’s financing programs. The Company believes a local presence enables it to be more responsive to dealer concerns and local market conditions. The Company selects markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, regulatory environment and availability of qualified personnel. Branch offices are typically situated in suburban office buildings that are accessible to local dealers. In addition to the branch office network, the Company uses dealer relationship managers to market its indirect financing programs to dealers in geographic areas where the Company has elected to not locate a branch office and to supplement application solicitation in geographic areas with an existing branch office. These dealer relationship managers maintain the Company’s relationship with these dealers, but generally do not have responsibility for credit approvals. Finance contracts solicited by the dealer relationship managers are underwritten at a branch office or at the Company’s central loan purchasing office, the National Service Center.

Each branch office solicits dealers for contracts and maintains the Company’s relationship with the dealers in the geographic vicinity of that branch office. Branch office locations are typically staffed by a branch manager, an assistant manager and several dealer and customer service representatives. Larger branch offices may also have additional assistant managers or dealer marketing representatives. The Company believes that the personal relationships its branch managers, other branch personnel and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with the Company’s dealer customer base. Branch managers are compensated with base salaries and incentives based on overall branch performance, including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The dealer relationship managers are compensated with base salaries and incentives based on loan volume objectives. The dealer relationship managers report to a branch manager. The branch managers report to regional vice presidents.

The Company’s regional vice presidents monitor branch office compliance with the Company’s underwriting guidelines and assist in local branch marketing activities. The Company’s management information systems provide the regional vice presidents with access to credit application information enabling them to consult with the branch managers on credit decisions and review exceptions to the Company’s underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operating reviews.

The following table sets forth information with respect to the number of branch offices, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

	Years Ended June 30,
	2005	2004	2003
	(dollars in thousands)
Number of branch offices	89	89	90
Dollar volume of contracts purchased	$5,031,325	$3,474,407	$6,310,584
Number of producing dealerships(a)	14,875	12,326	18,942

(a)	A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

Underwriting and Purchasing of Contracts

Proprietary Credit Scoring System and Risk-based Pricing.    The Company utilizes a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of the Company’s consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables the Company to evaluate credit applications for approval and tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, the Company would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the loan. While the Company employs a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of the Company’s receivables portfolio.

The credit scoring system considers data contained in the customer’s credit application and credit bureau report as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether the risk is acceptable and the price the Company should charge for that risk. The Company’s credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, the Company endeavors to refine its proprietary scorecards based on new information including identified correlations between receivables performance and data consistent in the underwriting process.

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

Finance contract application packages completed by prospective obligors are received from dealers via facsimile, electronically or by telephone. Since the Company is a participating lender in DealerTrack Holdings, Inc. (“DealerTrack”), a service that facilitates electronic submission of consumer credit applications via the internet by dealers, automobile dealers can send application data to the Company electronically. Such data automatically interfaces with the Company’s application processing systems providing for faster processing. The Company received 88% of credit applications from dealers via DealerTrack for fiscal 2005. Upon receipt or entry of application data into the Company’s application processing system, a credit bureau report is automatically accessed and a credit score is computed. A substantial percentage of the applications received by the Company fail to achieve an adequate credit score and are automatically declined. For applications that are not automatically declined, Company personnel with credit authority review the application package and determine whether to approve the application, approve the application subject to conditions that must be met or deny the application. The credit decision is based primarily on the applicant’s credit score. The Company estimates that approximately 35-40% of applicants are approved for credit by the Company. Dealers are contacted regarding credit decisions electronically, by facsimile or by telephone. Declined and conditioned applicants are also provided with appropriate notification of the decision.

The Company’s underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by designated individuals with appropriate credit authority. Exceptions are also monitored by the Company’s centralized credit risk management department.

Completed contract packages are sent by the automobile dealers to the Company. Loan documentation is scanned to create electronic images and electronically forwarded to the Company’s centralized loan processing department. A loan processing representative verifies certain applicant employment, income and residency information when required by the Company’s credit policies. Loan terms, insurance coverages and other information may be verified or confirmed with the customer. The original documents are subsequently sent to the loan funding department and certain documents are stored in a fire resistant vault.

Upon electronic receipt of loan documentation, the loan funding department reviews the loan packages for proper documentation and regulatory compliance and completes the entry of information into the Company’s loan accounting system. Once cleared for funding, the funds are electronically transfered to the dealer or a check is issued. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of the Company’s contracts are fully amortizing with substantially equal monthly installments.

Servicing and Collections Procedures

General.    The Company’s servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when necessary.

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

At times, the Company offers payment deferrals to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the loan, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer’s past payment history and utilizes a behavioral score and assesses the customer’s desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with the Company’s policies and guidelines. Exceptions to the Company’s policies and guidelines for deferrals must be approved by a collections officer. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by the Company’s centralized credit risk management department.

Repossessions.    Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict the Company’s ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by the Company. All repossessions, other than bankruptcy or previously charged off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. The Company does not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. For fiscal 2005, the recovery rate upon the sale of repossessed assets was approximately 43%. The Company pursues collection of deficiencies when it deems such action to be appropriate.

Charge-Off Policy.    The Company’s policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off are removed from finance receivables and the related repossessed automobiles are included in other assets on the consolidated balance sheet pending disposal.

Risk Management

Overview.    The Company’s credit risk management function is responsible for monitoring the contract approval process and supporting the supervisory role of senior operations management. Key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories are tracked. The credit risk management function also regularly reviews the performance of the Company’s credit scoring system and is responsible for the development and enhancement of the Company’s credit scorecards.

The credit risk management function prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total Company, branch office and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. The Company reviews portfolio returns on a consolidated basis, as well as at the branch office, dealer and contract levels.

Behavioral Scoring.    Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default and to validate the credit scoring system after the receivable has aged for a sufficient period of time, generally six months. Default probabilities are calculated for each account independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of the Company’s credit strategies. The behavioral assessment models are also used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio.

Collateral Value Management.    The value of the collateral underlying the Company’s receivables portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data, along with the Company’s own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities.

Compliance Audits.    The Company’s centralized credit risk management department conducts regular reviews of and provides recurring reporting and monitoring on branch office operations, loan operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with the Company’s written policies and procedures as well as regulatory matters. Branch office reviews include a review of compliance with underwriting policies, completeness of loan documentation, collateral value assessment and applicant data investigation. In addition, this corporate department also performs reviews of the repossession, charge-off, deferment and bankruptcy processes. Written reports are distributed to departmental managers and officers for response and follow-up. Results and responses are also reviewed by senior management.

Securitization of Loans

Since December 1994, the Company has pursued a strategy of securitizing its receivables to diversify its funding, provide liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. Proceeds from securitizations approximate the Company’s investment in the automobile finance receivables securitized. The proceeds are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under the Company’s warehouse credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2005, the Company had securitized approximately $39.8 billion of automobile receivables since 1994.

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

The credit enhancement requirements represent retained interests in the securitization Trusts and include restricted cash accounts that are generally established with an initial deposit and subsequently funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Funds may be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. With respect to insured securitization transactions, funds may also be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified enhancement levels would be increased. Cash would be retained in the restricted cash account and not released to the Company until the increased target levels of credit enhancement requirements have been reached and maintained. The Company is entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program was cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that had already met its own credit enhancement requirement could be used to fund increased target credit enhancement requirements with respect to FSA Program securitizations in which specified portfolio performance ratios had been exceeded.

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitizations after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

Since November 2000 and most recently in April 2005, the Company has completed five securitization transactions in the United States and two in Canada involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from potential losses. The Company provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows are distributed to the Company. Since these transactions did not involve the issuance of a financial guaranty insurance policy, the credit enhancement assets related to these Trusts are not cross-collateralized to the credit enhancement assets established in connection with any of the Company’s other securitization Trusts and do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

In most states in which the Company operates, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance companies such as the Company. These rules and regulations generally provide for licensing as a sales finance company or consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, the Company is subject to periodic examination by state regulatory authorities. Some states in which the Company operates do not require special licensing or provide extensive regulation of the Company’s business.

The Company is also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by the Company must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by the Company to the consumer reporting agencies. Additionally, the Company is subject to the Gramm-Leach-Bliley Act, which requires the Company to maintain the privacy of certain consumer data in its possession and to periodically communicate with consumers on privacy matters. The Company is also subject to the Servicemembers Civil Relief Act, which requires it, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

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

Competition

Competition in the field of sub-prime automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than the Company. In addition, the Company’s competitors often provide financing on terms more favorable to automobile purchasers or dealers than the Company offers. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing or revolving credit products, which are not provided by the Company. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. In seeking to establish itself as one of the principal financing sources at the dealers it serves, the Company competes predominately on the basis of its high level of dealer service and strong dealer relationships and by offering flexible loan terms. There can be no assurance that the Company will be able to compete successfully in this market or against these competitors.

Risk Factors

Dependence on Warehouse Financing.    The Company depends on various credit facilities with financial institutions to finance its purchase of contracts pending securitization.

At June 30, 2005, the Company had four separate credit facilities, including (i) a warehouse credit facility with various financial institutions providing for available borrowings of up to a total of approximately $1,950.0 million, subject to a defined borrowing base, of which $150.0 million matures in November 2005 and the remaining $1,800.0 million matures in November 2007; (ii) a medium term note facility with an administrative agent on behalf of an institutionally managed medium term note conduit that in the aggregate provides $650.0 million of receivables financing which matures in October 2007; (iii) a repurchase facility pursuant to which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the cleanup call option. This repurchase facility provides $400.0 million of receivables financing. Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $500.0 million and extended its maturity to August 2006; and (iv) a near prime facility to fund higher credit quality receivables, providing $150.0 million of receivables financing which matures in January 2006. Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $400.0 million and extended its maturity to July 2006.

The Company cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends, in part, on factors outside of the Company’s control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If the Company is unable to extend or replace these facilities or arrange new warehouse credit facilities or other types of interim financing, it will have to curtail contract purchasing activities, which would have a material adverse effect on the Company’s financial position and results of operations.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2005, the Company’s warehouse credit facilities were in compliance with all covenants.

Dependence on Securitization Program.    Since December 1994, the Company has relied upon its ability to transfer receivables to securitization Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of warehouse credit facilities and to purchase additional contracts from automobile dealers. Accordingly, adverse changes in the Company’s asset-backed securities program or in the asset-backed securities market for automobile receivables in general could materially adversely affect the Company’s ability to purchase and securitize loans on a timely basis and upon terms reasonably favorable to the Company. Any adverse change or delay would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Dependence on Credit Enhancement.    To date, all but five of the Company’s securitizations in the United States have utilized credit enhancement in the form of financial guaranty insurance policies provided by various monoline insurance providers in order to achieve AAA/Aaa ratings on the insured securities issued in the securitization transactions. These ratings may reduce the costs of securitizations relative to alternative forms of financing available to the Company and enhance the marketability of these transactions to investors in asset-backed securities. However, the financial guaranty insurance providers are not required to insure future Company-sponsored securitizations, and there can be no assurance that they will continue to do so or that future Company-sponsored securitizations will be similarly rated. The Company’s insurance providers’ willingness to insure the Company’s future securitizations is subject to many factors beyond the Company’s control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of the Company’s portfolio for which the insurer has provided insurance. Alternatively, in lieu of relying on a financial guaranty insurance policy, in five of its securitizations in the United States, the Company has sold or retained subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities.

A downgrading of any of the Company’s insurance providers’ credit ratings, an increase in required credit enhancement levels or the inability to structure alternative credit enhancements, such as senior subordinated transactions, for the Company’s securitization program could result in higher interest costs for future Company-sponsored securitizations and larger initial credit enhancement requirements. The absence of a financial guaranty insurance policy may also impair the marketability of the Company’s securitizations. These events could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Liquidity and Capital Needs.    The Company’s ability to make payments on or to refinance its indebtedness and to fund its operations and planned capital expenditures depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company expects to continue to require substantial amounts of cash. The Company’s primary cash requirements include the funding of: (i) contract purchases pending their securitization; (ii) credit enhancement requirements in connection with the securitization of the receivables; (iii) interest and principal payments under the Company’s warehouse credit facilities, its senior notes and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) ongoing operating expenses; (vi) income tax payments; and (vii) capital expenditures. Additionally, the Company has been using excess cash to fund its stock repurchase program since April 2004; to the extent the Company was unable to generate sufficient cash to fund the aforementioned items, it is anticipated that stock repurchases would be curtailed or discontinued.

The Company requires substantial amounts of cash to fund its contract purchase and securitization activities. Although the Company must fund certain credit enhancement requirements upon the closing of a securitization, it typically receives the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. Assuming that origination volume ranges from $5.8 billion to $6.2 billion in fiscal 2006 and the initial credit enhancement requirement for the Company’s securitization transactions remains at 9.5% (the level for the most recent securitization completed in August 2005), the Company would require $551.0 million to $589.0 million in cash or liquidity to fund initial credit enhancement in fiscal 2006. The initial credit enhancement requirement could increase in future securitizations, which would result in an increased requirement for cash on the Company’s part. The Company also incurs transaction costs in connection with a securitization transaction. Accordingly, the Company’s strategy of securitizing substantially all of its newly purchased receivables will require significant amounts of cash.

The Company’s primary sources of future liquidity are expected to be: (i) excess cash flows received from securitization Trusts; (ii) interest and principal payments on loans not yet securitized; (iii) servicing fees; (iv) borrowings under its warehouse credit facilities or proceeds from securitization transactions; (v) further issuances of debt or equity securities; and (vi) stock option exercises, depending on capital market conditions.

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

Leverage.    The Company currently has a substantial amount of outstanding indebtedness. The Company’s ability to make payments of principal or interest on, or to refinance, its indebtedness will depend on its future operating performance, including the performance of receivables transferred to securitization Trusts, and its ability to enter into additional securitization transactions as well as debt and equity financings, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond its control.

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

The degree to which the Company is leveraged creates risks including: (i) the Company may be unable to satisfy its obligations under its outstanding indebtedness; (ii) the Company may find it more difficult to fund future credit enhancement requirements, operating costs, capital expenditures, stock repurchases, acquisitions, general corporate purposes or other purposes; (iii) the Company may have to dedicate a substantial portion of its cash resources to the payments on its outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and (iv) the Company may be vulnerable to adverse general economic and industry conditions. The Company’s existing outstanding indebtedness restricts its ability to, among other things: (i) sell or transfer assets; (ii) incur additional debt; (iii) repay other debt; (iv) pay dividends; (v) make certain investments or acquisitions; (vi) repurchase or redeem capital stock; (vii) engage in mergers or consolidations; and (viii) engage in certain transactions with subsidiaries and affiliates.

The Company’s warehouse credit facilities and senior note and convertible senior note indentures require the Company to comply with certain financial ratios and covenants. Additionally, the Company’s warehouse credit facilities have minimum asset quality maintenance requirements. These restrictions may interfere with the Company’s ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2005, the Company was in compliance with all financial and portfolio performance covenants on its warehouse credit facilities and senior note and convertible senior note indentures.

If the Company cannot comply with the requirements in its warehouse credit facilities or its senior note and convertible senior note indentures, then the lenders may increase the Company’s borrowing costs or require it to repay immediately all of the outstanding debt under them. If its debt payments were accelerated, the Company’s assets might not be sufficient to fully repay the debt. These lenders may require the Company to use all of its available cash to repay its debt, foreclose upon their collateral or prevent the Company from making payments to other creditors on certain portions of the Company’s outstanding debt. These events may also result in a default under the Company’s senior note and convertible senior note indentures.

The Company may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such case, the Company’s financial condition, liquidity and results of operations would suffer.

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

The Company maintains an allowance for loan losses on loans held on the Company’s balance sheet which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, the Company would recognize the losses in excess of that allowance as an expense and results of operations could be adversely affected.

A large component of the gain recognized on the sale of finance receivables to securitization Trusts prior to October 1, 2002, and the corresponding retained interest recorded on the Company’s balance sheet as credit enhancement assets consisting of investments in Trust receivables, or overcollateralization, restricted cash and interest-only receivables from Trusts are based on estimated future cash flows. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults and recovery rates on repossessed vehicles. As of June 30, 2005, credit enhancement assets were valued at $541.8 million.

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

The Company is required to deposit substantial amounts of the cash flows generated by its interests in Company-sponsored securitizations to satisfy targeted credit enhancement requirements. An increase in defaults or prepayments would reduce the cash flows generated by the Company’s interests in securitization transactions lengthening the period required to build targeted credit enhancement levels in the securitization trusts. Distributions of cash from the securitizations to the Company would be delayed and the ultimate amount of cash distributable to the Company would be less, which could have an adverse effect on the Company’s liquidity. The targeted credit enhancement levels in future securitizations could also be increased, further impacting the Company’s liquidity.

In addition, an increase in defaults or prepayments would reduce the size of the Company’s servicing portfolio, which would reduce the Company’s servicing income from its gain on sale receivables and finance charge income on its finance receivables, further adversely affecting results of operations and cash flows. A material write-down of credit enhancement assets or adjustment to the Company’s allowance for loan losses and the corresponding decrease in earnings could limit the Company’s ability to enter into future securitizations and other financings.

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

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

As of June 30, 2005, the Company had exceeded its targeted cumulative net loss triggers in six of the seven remaining FSA Program securitizations. Accordingly, cash of approximately $120.3 million generated by FSA Program securitizations otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in each of these six FSA Program securitizations. The remaining FSA Program securitization breached its cumulative net loss trigger as of June 30, 2005, and FSA granted a waiver. Additionally, the Company received a waiver for July and August 2005, however, the Company cannot guarantee that FSA will continue to grant a waiver; if a waiver is not granted, the credit enhancement level for such securitization would have increased by $21.2 million as of August 31, 2005. The impact of any delay in the amount of cash to be released to the Company during fiscal 2006 is not expected to be material to the Company’s liquidity position.

Right to Terminate Normal Servicing.    The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to in the preceding risk factor. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2005, no such termination events have occurred with respect to any of the Trusts formed by the Company. The termination of any or all of the Company’s servicing rights would have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Implementation of Business Strategy.    The Company’s financial position, liquidity and results of operations depend on management’s ability to execute its business strategy. Key factors involved in the execution of the business strategy include achieving the desired contract purchase volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective loan servicing and collection practices, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. The failure or inability of the Company to execute any element of its business strategy could materially adversely affect its financial position, liquidity and results of operations.

Target Consumer Base.    The Company specializes in purchasing and servicing predominately sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While the Company believes that it effectively manages these risks with its proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under-prices contracts that it purchases, the Company’s financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions.    The Company is subject to changes in general economic conditions that are beyond its control. During periods of economic slowdown or recession, such as the United States economy has at times experienced, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices or other factors that impact consumer confidence or disposable income could decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because the Company focuses on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company’s servicing costs may increase without a corresponding increase in its servicing income or finance charge income. While the Company seeks to manage the higher risk inherent in loans made to sub-prime borrowers through the underwriting criteria and collection methods it employs, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect the Company’s financial position, liquidity and results of operations and its ability to enter into future securitizations.

Wholesale Auction Values.    The Company sells repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for the Company. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction value of certain types of vehicles. The Company’s recoveries as a percentage of repossession charge-offs was 43% in fiscal 2005, 41% in fiscal 2004 and 42% in fiscal 2003, and there can be no assurance that the Company’s recovery rates will remain at historical levels.

Interest Rates.    The Company’s profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread the Company earns on its receivables. As the level of interest rates increase, such as they have throughout calendar 2005, the Company’s gross interest rate spread on new originations generally declines since the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting the Company’s opportunity to pass on increased interest costs. The Company believes that its profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Further, the Company anticipates that the level of interest rates, and its borrowing costs, will likely increase throughout fiscal 2006. The Company monitors the interest rate environment and employs pre-funding and other hedging strategies designed to mitigate the impact of increases in interest rates. The Company can provide no assurance, however, that pre-funding or other hedging strategies will mitigate the impact of increases in interest rates.

Labor Market Conditions.    Competition to hire personnel possessing the skills and experience required by the Company could contribute to an increase in the Company’s employee turnover rate. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on the Company’s delinquency, default and net loss rates, the Company’s ability to grow and, ultimately, the Company’s financial condition, results of operations and liquidity.

Regulation.    Reference should be made to Item 1. “Business—Regulation” for a discussion of regulatory risk factors.

Competition.    Reference should be made to Item 1. “Business—Competition” for a discussion of competitive risk factors.

Litigation.    As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. The Company believes that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities. However, any adverse resolution of litigation pending or threatened against the Company, including the matters referenced in Item 3, Legal Proceedings, could have a material adverse affect on the Company’s financial condition, results of operations and cash flows.

Employees

At June 30, 2005, the Company employed 3,653 persons in 43 states and one Canadian province. None of the Company’s employees are a part of a collective bargaining agreement, and the Company’s relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning the executive officers of the Company as of June 30, 2005.

Name	Age	Position
Clifton H. Morris, Jr.	69	Chairman of the Board and Chief Executive Officer

Daniel E. Berce	51	President

Steven P. Bowman	38	Executive Vice President, Chief Credit and Risk Officer

Chris A. Choate	42	Executive Vice President, Chief Financial Officer and Treasurer

Mark Floyd	52	Executive Vice President, Chief Operating Officer—Servicing

Preston A. Miller	41	Executive Vice President, Chief Operating Officer—Originations

CLIFTON H. MORRIS, JR. has been Chairman of the Board since May 1988 and has served as Chief Executive Officer from April 2003 to August 2005 and from May 1988 to July 2000. He also served as President from May 1988 until April 1991 and from April 1992 to November 1996. Mr. Morris joined the Company in 1988. Subsequent to June 30, 2005, Mr. Morris was succeeded by Mr. Berce as Chief Executive Officer. Mr. Morris retained his position as Chairman of the Board.

DANIEL E. BERCE has been President since April 2003. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. He served as Executive Vice President, Chief Financial Officer and Treasurer from November 1994 until November 1996. Mr. Berce joined the Company in 1990. Subsequent to June 30, 2005, Mr. Berce was named President and Chief Executive Officer.

STEVEN P. BOWMAN has served as Executive Vice President, Chief Credit and Risk Officer since January 2005. Prior to that, he was Executive Vice President, Chief Credit Officer from March 2000 to January 2005. He served as Senior Vice President, Risk Management from May 1998 until March 2000 and was Vice President, Risk Management from June 1997 until May 1998. From February 1996, when he joined the Company, until June 1997, Mr. Bowman was Assistant Vice President, Risk Management.

CHRIS A. CHOATE has been Executive Vice President, Chief Financial Officer and Treasurer since January 2005. Before that, he was Executive Vice President, Chief Legal Officer and Secretary from November 1999 to January 2005. He served as Senior Vice President, General Counsel and Secretary from November 1996 to November 1999. Mr. Choate was Vice President, General Counsel and Secretary from November 1994 until November 1996. Mr. Choate joined the Company in 1991.

MARK FLOYD has served as Executive Vice President, Chief Operating Officer for Servicing since January 2005. Prior to that, he was Executive Vice President, Chief Operating Officer from April 2003 to January 2005. He served as President, Dealer Services from August 2001 until April 2003. Mr. Floyd served as Executive Vice President, Dealer Services from November 1999 to August 2001 and was Senior Vice President, Director Strategic Alliance from January 1998 to November 1999. He was Senior Vice President, Strategic Alliances from September 1997, when he joined the Company, to January 1998.

PRESTON A. MILLER has served as Executive Vice President, Chief Operating Officer for Originations since January 2005. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from April 2003 to January 2005. Mr. Miller was Executive Vice President, Treasurer from July 1998 until April 2003. He served as Senior Vice President, Treasurer from November 1996 until July 1998 and Vice President, Controller from November 1994 until November 1996. Mr. Miller joined the Company in 1989.

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

ITEM 2.    PROPERTIES

The Company’s executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a 12-year lease that commenced in July 1999. The Company also leases 76,000 square feet of office space in Charlotte, North Carolina, 85,000 square feet of office space in Peterborough, Ontario, 150,000 square feet of office space in Chandler, Arizona, and 85,000 square feet of office space in Jacksonville, Florida, all under ten-year agreements with renewal options. The Company also leases 250,000 square feet of office space in Arlington, Texas, under a twelve-year agreement with renewal options. This facility was previously owned by the Company; subsequent to June 30, 2005, the Company sold and leased back this office space. The Company also owns a 250,000 square foot servicing facility in Arlington, Texas. As of April 1, 2004, the Company abandoned certain office space at the Fort Worth offices and the Chandler facility and all of the Jacksonville facility. To date, the Company has sublet approximately 65% of the 235,000 square feet of abandoned space. The Company is seeking to sublease the remainder of the abandoned office space.

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

Additionally, a class action complaint, styled Lewis v. AmeriCredit Corp., was filed in the United States District Court for the Northern District of Texas, Fort Worth Division during the year ended June 30, 2003, against the Company and certain of its officers and directors alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. In Lewis, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended June 30, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the New York Stock Exchange under the symbol ACF. As of September 9, 2005, there were 139,500,835 shares of common stock outstanding and approximately 260 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for the Company’s common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2005
First Quarter	$21.88	$17.16	$20.88
Second Quarter	24.98	17.65	24.45
Third Quarter	25.49	22.45	23.44
Fourth Quarter	26.00	22.22	25.50

Fiscal year ended June 30, 2004
First Quarter	$12.20	$5.50	$10.30
Second Quarter	15.98	10.02	15.93
Third Quarter	19.83	15.85	17.03
Fourth Quarter	20.44	15.68	19.53

The Company has never paid cash dividends on its common stock. The indentures pursuant to which the Company’s senior notes and convertible senior notes were issued contain certain restrictions on the payment of dividends. The Company presently intends to retain future earnings, if any, for use in the operation and expansion of the business and for Board approved stock repurchases and does not anticipate paying any cash dividends in the foreseeable future.

During the year ended June 30, 2005, the Company repurchased shares as follows (dollars in thousands, except per share data):

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2004(a)	3,499,250	(a)	$19.38	(a)	3,499,250	(a)	$0	(a)
October 2004(a)	498,500	(a)	$18.80	(a)	498,500	(a)	$90,630	(a)
November 2004(a)(b)	2,749,955	(a)(b)	$19.90	(a)(b)	2,729,943	(a)	$36,305	(a)
December 2004(a)	559,184	(a)	$22.57	(a)	559,184	(a)	$23,686	(a)
January 2005(a)	967,451	(a)	$23.69	(a)	967,451	(a)	$500,762	(a)
February 2005(a)(c)	119,501	(a)(c)	$23.86	(a)(c)	119,501	(a)(c)	$497,911	(a)(c)
March 2005(c)	1,298,050	(c)	$23.86	(c)	1,298,050	(c)	$466,937	(c)
April 2005(c)	3,118,000	(c)	$23.35	(c)	3,118,000	(c)	$394,134	(c)
May 2005(c)	2,976,000	(c)	$23.66	(c)	2,976,000	(c)	$323,712	(c)
June 2005(c)	741,650	(c)	$24.88	(c)	741,650	(c)	$305,261	(c)

(a)	On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.
On August 17, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.
All shares repurchased in July 2004 were repurchased under the April 2004 plan. All shares repurchased in October 2004, November 2004, December 2004, January 2005 and 31,996 shares repurchased in February 2005 were repurchased under the August 2004 plan.
(b)	Amounts include 20,012 shares at an average price per share of $20.02 resulting from tax withholdings upon the vesting of restricted share awards.
(c)	On January 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors which authorized the Company to repurchase up to $500.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

ITEM 6.    SELECTED FINANCIAL DATA

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Operating Data
Finance charge income	$1,217,696	$927,592	$613,225	$339,430	$225,210
Gain on sale of receivables(a)			132,084	448,544	301,768
Servicing income	177,585	256,237	211,330	335,855	281,239
Total revenue	1,450,846	1,215,836	981,281	1,136,716	818,224
Net income	285,909	226,983	21,209	314,570	222,852
Basic earnings per share	1.88	1.45	0.15	3.71	2.80
Diluted earnings per share(b)	1.73	1.37	0.15	3.50	2.60
Weighted average shares and assumed incremental shares(b)	167,242,658	166,387,259	137,807,775	89,800,621	85,852,086
Loan originations	5,031,325	3,474,407	6,310,584	8,929,352	6,378,652

June 30,	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data
Finance receivables, net	$8,297,750	$6,363,869	$4,996,616	$2,198,391	$1,921,465
Credit enhancement assets(c)	541,790	1,062,322	1,360,618	1,541,218	1,151,275
Total assets	10,947,038	8,824,579	8,108,029	4,217,017	3,384,907
Warehouse credit facilities	990,974	500,000	1,272,438	1,751,974	1,502,879
Securitization notes payable	7,166,028	5,598,732	3,281,370
Senior notes	166,755	166,414	378,432	418,074	375,000
Convertible senior notes	200,000	200,000
Total liabilities	8,825,122	6,699,467	6,227,400	2,789,568	2,324,711
Shareholders’ equity	2,121,916	2,125,112	1,880,629	1,427,449	1,060,196
Finance receivables	8,838,968	6,782,280	5,326,314	2,261,718	1,973,828
Gain on sale receivables	2,163,941	5,140,522	9,562,464	12,500,743	8,229,918

Managed receivables	11,002,909	11,922,802	14,888,778	14,762,461	10,203,746

(a)	The Company changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, no gain on sale of receivables was recognized after September 30, 2002.
(b)	Diluted earnings per share and weighted average shares and assumed incremental shares for fiscal year 2004 were revised to reflect the retroactive application of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”
(c)	Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a consumer finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. The Company generates revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by the Company. To fund the acquisition of receivables prior to securitization, and to fund the repurchase of receivables pursuant to cleanup call options, the Company uses available cash and borrowings under its warehouse credit facilities. The Company earns finance charge income on the finance receivables and pays interest expense on borrowings under its warehouse credit facilities.

The Company periodically transfers receivables to securitization trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At June 30, 2005, approximately 20% of the Company’s managed receivables were gain on sale receivables. The Company retains an interest in these securitization transactions in the form of credit enhancement assets, representing the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded (see Liquidity and Capital Resources section). In addition to excess cash flows, the Company receives monthly base servicing fees of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees, such as late charges, as servicer for securitization Trusts.

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

The Company implemented a revised operating plan in February 2003 targeted at preserving and strengthening its capital and liquidity position in light of a weak economic environment and a decline in used car pricing and the resulting breach of cumulative net loss triggers on securitization transactions insured by FSA prior to October 2002. The breach of triggers in the FSA Program caused a postponement of substantially all of the cash otherwise distributable to the Company from its FSA Program securitizations as this cash was used to fund increased credit enhancement requirements on FSA Program securitizations. The revised operating plan included a decrease in the Company’s targeted loan origination volume and a reduction in operating expenses through downsizing its workforce, consolidating its branch office network and closing its Canadian lending activities. The stated objectives of the plan were substantially met by the end of calendar 2003. In the first half of calendar 2004, the Company resumed growth in its loan origination targets and has since added staff to its branch office network and related areas to support new loan growth. The Company intends to continue to expand loan origination volume at a moderate pace during fiscal 2006.

RECENT DEVELOPMENTS

In late August 2005, Hurricane Katrina struck the Gulf Coast, causing extensive damage. Collateral supporting finance receivables in certain parts of Alabama, Louisiana and Mississippi may have been damaged by the storm. Additionally, there may be a period of higher unemployment in areas affected by the storm. Approximately 1.3% of managed receivables are secured by automobiles located in the affected areas.

On August 8, 2005, the Company announced that Daniel E. Berce had been named the Company’s Chief Executive Officer. Mr. Berce, who has served as the Company’s President since 2003, will now serve as President and Chief Executive Officer. As Chief Executive Officer, Mr. Berce succeeds Clifton H. Morris, Jr., who will retain his position as Chairman of the Board.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of June 30, 2005, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$54,122	$108,244

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that the Company’s credit loss assumptions will not increase.

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

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

Years Ended June 30,	2003
Cumulative credit losses	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%
Investments in Trust receivables	9.8%
Restricted cash—gain on sale Trusts	9.8%

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

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables from Trusts represent estimated future excess cash flows in the Trusts and have a first loss position to absorb any shortfall in Trust cash flows due to adverse credit loss development or adverse changes in Trust performance relative to other assumptions. While the Company earns a higher yield on its securitized receivables, the Company utilizes a 14% discount rate for interest-only receivables from Trusts since net undiscounted estimated future excess cash flows already incorporate a default assumption and the receivables underlying the securitization represent a diverse pool of assets. Restricted cash—gain on sale Trusts and investments in Trust receivables represent cash and finance receivables held by the Trusts and are senior to interest-only receivables from Trusts for credit enhancement purposes. Accordingly, restricted cash—gain on sale Trusts and investments in Trust receivables are assigned a lower discount rate than the interest-only receivables from Trusts. The assumptions used represent the Company’s best estimates. The use of different assumptions would produce different financial results.

Credit enhancement assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of June 30, 2005, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$8,782	$17,755
Discount rate	3,199	6,369

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

Stock-based employee compensation

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003. The fair value of each option granted or modified was estimated using an option-pricing model based on the following weighted average assumptions:

Year Ended June 30,	2005	2004
Expected dividends	0	0
Expected volatility	52.6%	103.2%
Risk-free interest rate	3.0%	1.7%
Expected life	2.6 years	1.8 years

These assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions would produce a different fair value for the options granted or modified and would impact the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for fiscal 2005 and 2004. The Company has separately disclosed the impact of SFAS 123R, which effects the manner by which assumptions are determined for compensation expense.

RESULTS OF OPERATIONS

Year Ended June 30, 2005 as compared to Year Ended June 30, 2004

Revenue

A summary of changes in the Company’s finance receivables is as follows (in thousands):

Years Ended June 30,	2005	2004
Balance at beginning of period	$6,782,280	$5,326,314
Loans purchased	5,031,325	3,474,407
Loans repurchased from gain on sale Trusts	574,036	400,369
Liquidations and other	(3,548,673)	(2,418,810)

Balance at end of period	$8,838,968	$6,782,280

Average finance receivables	$7,653,875	$6,012,085

The increase in loans purchased during fiscal 2005 as compared to fiscal 2004 was due to the addition of staff in the Company’s branch office network and related areas in order to support new loan growth. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of June 30, 2005 and 2004, the Company operated 89 branch offices.

The average new loan size was $17,005 for fiscal 2005, compared to $16,647 for fiscal 2004. The average annual percentage rate for finance receivables purchased during fiscal 2005 increased to 16.4% from 16.0% during fiscal 2004 due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Finance charge income increased by 31% to $1,217.7 million for fiscal 2005 from $927.6 million for fiscal 2004, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables increased to 15.9% for fiscal 2005 from 15.4% for fiscal 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Servicing income consists of the following (in thousands):

Years Ended June 30,	2005	2004
Servicing fees	$100,641	$189,366
Other-than-temporary impairment	(1,122)	(33,364)
Accretion	78,066	100,235

	$177,585	$256,237

Average gain on sale receivables	$3,586,581	$7,169,743

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.8% and 2.6% of average gain on sale receivables for fiscal 2005 and 2004, respectively.

Other-than-temporary impairment of $1.1 million and $33.4 million for fiscal 2005 and 2004, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts. Other-than-temporary impairment decreased for fiscal 2005 compared to fiscal 2004 as a result of seasoning of the gain on sale receivables which generally provides for greater predictability of default rates.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $78.1 million, or 9.3% of average credit enhancement assets, and $100.2 million, or 8.2% of average credit enhancement assets, during fiscal 2005 and 2004, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as a percentage of average credit enhancements was higher during fiscal 2005 as compared to fiscal 2004 as a result of fewer securitization transactions incurring other-than-temporary impairments.

Other income was $55.6 million for fiscal 2005, compared to $32.0 million for fiscal 2004. The increase in other income is primarily due to an increase in investment income, which resulted from higher cash balances combined with increased interest rates, and an increase in late fees and other fees associated with higher average finance receivables.

Costs and Expenses

Operating expenses decreased to $312.6 million for fiscal 2005 from $325.8 million for fiscal 2004. Operating expenses declined primarily as a result of lower costs to service a declining portfolio, partially offset by increased costs to support greater loan origination volume.

The Company recognized $2.8 million and $15.9 million in restructuring charges for fiscal 2005 and 2004, respectively. The restructuring charges for fiscal 2005 consisted primarily of a revision of assumed lease costs for office space and collections centers in connection with the Company’s restructuring activities in fiscal 2003 and continued into fiscal 2004. The restructuring charges for fiscal 2004 consisted primarily of facility costs related to the closing of the Company’s Jacksonville collections center, the elimination of excess space at its Chandler collections center and corporate headquarters, as well as adjustments to the restructuring charges related to the Company’s implementation of a revised operating plan in February 2003.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2005 and 2004 reflect inherent losses on receivables originated during those years and changes in the amount of inherent losses on receivables originated in prior years. The provision for loan losses increased to $418.7 million for fiscal 2005 from $257.1 million for fiscal 2004 primarily as a result of increased origination volume in fiscal 2005. As a percentage of average finance receivables, the provision for loan losses was 5.5% and 4.3% for fiscal 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was higher for fiscal 2005, as compared to fiscal 2004, due to the Company’s adoption of SOP 03-3, for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in fiscal 2005 in order to maintain an appropriate level of allowance for loan losses.

Interest expense increased to $264.3 million for fiscal 2005 from $252.0 million for fiscal 2004. Average debt outstanding was $7,018.8 million and $5,891.2 million for fiscal 2005 and 2004, respectively. The Company’s effective rate of interest paid on the Company’s debt for fiscal 2005 was 3.8%. The effective rate of interest paid on the Company’s debt for fiscal 2004 was 3.8%, excluding the recognition of $29.0 million of deferred debt issuance costs related to the whole loan purchase facility that was repaid in September 2003.

The Company’s effective income tax rate was 36.8% for fiscal 2005 and 37.8% for fiscal 2004. The decrease in the Company’s effective income tax rate resulted from a change in the mix of business due to organizational restructuring and other changes that reduced federal and state tax exposures.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income consisted of the following (in thousands):

Years Ended June 30,	2005	2004
Unrealized (losses) gains on credit enhancement assets	$(23,126)	$20,359
Unrealized gains on cash flow hedges	5,055	28,509
Canadian currency translation adjustment	7,800	1,347
Income tax benefit (provision)	7,013	(18,560)

	$(3,258)	$31,655

Credit Enhancement Assets

Unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2005	2004
Unrealized (losses) gains related to changes in credit loss assumptions	$(11,322)	$27,555
Unrealized gains related to changes in interest rates	507	2,464
Reclassification of unrealized gains into earnings through accretion	(12,311)	(9,660)

	$(23,126)	$20,359

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

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.4% to 14.8% as of June 30, 2005, from a range of 12.4% to 14.9% as of June 30, 2004. On a Trust by Trust basis, certain Trusts experienced better than expected credit performance for fiscal 2005 and decreased cumulative credit loss assumptions. Certain other Trusts experienced worse than expected credit performance for fiscal 2005 and increased cumulative credit loss assumptions. The net impact resulted in the recognition of unrealized losses of $11.3 million for those securitization Trusts as well as other-than-temporary impairment of $1.1 million. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.4% to 14.9% as of June 30, 2004, from a range of 11.3% to 14.7% as of June 30, 2003. For fiscal 2004, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions resulting in the recognition of unrealized gains of $27.6 million for those securitization Trusts, while other Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions, resulting in the recognition of other-than-temporary impairment of $33.4 million.

Unrealized gains related to changes in interest rates of $0.5 million and $2.5 million for fiscal 2005 and 2004, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $12.3 million and $9.7 million were reclassified into earnings through accretion during fiscal 2005 and 2004, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s prior estimate.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2005	2004
Unrealized gains related to changes in fair value	$509	$14,176
Reclassification of unrealized losses into earnings	4,546	14,333

	$5,055	$28,509

Unrealized gains related to changes in the fair value for fiscal 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements, including the interest rate swap agreements executed in January 2005 related to the Company’s medium term note facility, that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $7.8 million and $1.3 million for fiscal 2005 and 2004, respectively, were included in other comprehensive (loss) income. The translation adjustment gains are due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

Years Ended June 30,	2005	2004
Finance charge income	$1,217,696	$927,592
Other income	55,565	32,007
Interest expense	(264,276)	(251,963)

Net margin	$1,008,985	$707,636

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2005	2004
Finance charge income	15.9%	15.5%
Other income	0.7	0.5
Interest expense	(3.4)	(4.2)

Net margin as a percentage of average finance receivables	13.2%	11.8%

The increase in net margin is due to an increase in earned acquisition fees on loans acquired subsequent to June 30, 2004, and a decline in cost of funds resulting from lower balance sheet leverage during fiscal 2005. Interest expense for fiscal 2004 also includes the recognition of deferred debt issuance costs related to the whole loan purchase facility that was repaid in September 2003.

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including finance receivables and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Analysis of net margin on a managed basis allows the Company to determine which origination channels and loan products are most profitable, guides the Company in making pricing decisions for loan products and indicates if sufficient spread exists between the Company’s revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) have not structured any securitizations to qualify for gain on sale accounting treatment.

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

Average managed receivables consists of finance receivables held by the Company and finance receivables sold to the Company’s securitization Trusts in transactions accounted for as sales. The Company’s average managed receivables outstanding are as follows (in thousands):

Years Ended June 30,	2005	2004
Finance receivables	$7,653,875	$6,012,085
Gain on sale receivables	3,586,581	7,169,743

Average managed receivables	$11,240,456	$13,181,828

Average managed receivables outstanding decreased by 15% from 2004 to 2005 because collections and other liquidations of the Company’s managed receivables have exceeded new loan purchase volume.

Net margin for the Company’s managed finance receivables portfolio is as follows (in thousands):

Years Ended June 30,	2005	2004
Finance charge income	$1,892,828	$2,187,523
Other income	87,081	67,754
Interest expense	(437,885)	(602,115)

Net margin	$1,542,024	$1,653,162

Net margin as a percentage of average managed finance receivables outstanding is as follows:

Years Ended June 30,	2005	2004
Finance charge income	16.8%	16.6%
Other income	0.8	0.5
Interest expense	(3.9)	(4.6)

Net margin as a percentage of average managed auto receivables	13.7%	12.5%

Net margin as a percentage of average managed finance receivables increased for fiscal 2005 compared to fiscal 2004 primarily due to an increase in earned acquisition fees on loans acquired subsequent to June 30, 2004, and a decline in cost of funds from lower balance sheet leverage during fiscal 2005. Interest expense for fiscal 2004 also includes recognition of deferred debt issuance costs related to the whole loan purchase facility that was repaid in September 2003.

The following is a reconciliation of finance charge income as reflected on the Company’s consolidated statements of income to the Company’s managed basis finance charge income (in thousands):

Years Ended June 30,	2005	2004
Finance charge income per consolidated statements of income	$1,217,696	$927,592
Adjustments to reflect finance charge income earned on receivables in gain on sale Trusts	675,132	1,259,931

Managed basis finance charge income	$1,892,828	$2,187,523

The following is a reconciliation of other income as reflected on the Company’s consolidated statements of income to the Company’s managed basis other income:

Years Ended June 30,	2005	2004
Other income per consolidated statements of income	$55,565	$32,007
Adjustments to reflect investment income earned on cash in gain on sale Trusts	12,066	7,618
Adjustments to reflect other fees earned on receivables in gain on sale Trusts	19,450	28,129

Managed basis other income	$87,081	$67,754

The following is a reconciliation of interest expense as reflected on the Company’s consolidated statements of income to the Company’s managed basis interest expense (in thousands):

Years Ended June 30,	2005	2004
Interest expense per consolidated statements of income	$264,276	$251,963
Adjustments to reflect interest expense incurred by gain on sale Trusts	173,609	350,152

Managed basis interest expense	$437,885	$602,115

Year Ended June 30, 2004 as compared to Year Ended June 30, 2003

Revenue

A summary of changes in the Company’s finance receivables is as follows (in thousands):

Years Ended June 30,	2004	2003
Balance at beginning of period	$5,326,314	$2,261,718
Loans purchased	3,474,407	6,310,584
Loans repurchased from gain on sale Trusts	400,369	139,656
Liquidations and other	(2,418,810)	(877,738)
Sold to gain on sale securitization Trusts		(2,507,906)

Balance at end of period	$6,782,280	$5,326,314

Average finance receivables	$6,012,085	$3,723,023

The decrease in loans purchased during fiscal 2004 as compared to fiscal 2003 resulted from a reduction in the number of the Company’s branch offices and a tightening of credit standards in connection with the Company’s revised operating plan implemented in February 2003. As of June 30, 2004, the Company operated 89 branch offices. During fiscal 2003, the Company operated as many as 251 branch offices. As of June 30, 2003, the Company operated 90 branch offices. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

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

Finance charge income increased by 51% to $927.6 million for fiscal 2004 from $613.2 million for fiscal 2003, primarily due to the increase in average finance receivables. The Company’s effective yield on its finance receivables decreased to 15.4% for fiscal 2004 from 16.5% for fiscal 2003. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of the Company’s auto finance contracts due to finance receivables in nonaccrual status. The effective yield decreased primarily due to a decrease in average annual percentage rates for finance receivables originated during fiscal 2004.

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

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $100.2 million, or 8.2% of average credit enhancement assets, and $99.4 million, or 6.2% of average credit enhancement assets, during fiscal 2004 and 2003, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as a percentage of average credit enhancement assets was higher during fiscal 2004 as compared to fiscal 2003 as a result of fewer securitization transactions incurring other-than-temporary impairments during fiscal 2004.

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

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the fiscal year reflects inherent losses on receivables originated during that year and changes in the amount of inherent losses on receivables originated in prior years. The provision for loan losses decreased to $257.1 million for fiscal 2004 from $307.6 million for fiscal 2003 as a result of decreased origination volume. As a percentage of average finance receivables, the provision for loan losses was 4.3% and 8.3% for fiscal 2004 and 2003, respectively. The provision for loan losses as a percentage of average finance receivables was higher for fiscal 2003, as compared to fiscal 2004, due to the Company’s transition to structuring securitization transactions as secured financings.

Interest expense increased to $252.0 million for fiscal 2004 from $202.2 million for fiscal 2003 due to higher debt levels. Average debt outstanding was $5,891.2 million and $4,167.8 million for fiscal 2004 and 2003, respectively. The Company’s effective rate of interest paid on its debt decreased to 4.3% from 4.9% as a result of lower short-term market interest rates. The increase in average debt outstanding resulted from the Company’s decision to structure securitization transactions subsequent to September 30, 2002, as secured financings.

The Company’s effective income tax rate was 37.8% for fiscal 2004 and 38.5% for fiscal 2003. The decrease in the Company’s effective income tax rate resulted primarily from lower Canadian tax rates combined with the impact of a change in the mix of business among states, resulting in a lower state tax rate.

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

Net unrealized gains of $9.7 million and $35.6 million were reclassified into earnings through accretion during fiscal 2004 and 2003, respectively, and relate primarily to recognition of actual excess cash collected over the Company’s prior estimate and recognition of unrealized gains at time of sale.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2004	2003
Unrealized gains (losses) related to changes in fair value	$14,176	$(52,637)
Reclassification of unrealized losses into earnings	14,333	66,597

	$28,509	$13,960

Unrealized gains (losses) related to changes in fair value for fiscal 2004 and 2003, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.3 million and $12.4 million for fiscal 2004 and 2003, respectively, were included in other comprehensive income (loss). The translation adjustment gains are due to the increase in the value of the Company’s Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Net Margin

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

Years Ended June 30,	2004	2003
Finance charge income	$927,592	$613,225
Other income	32,007	24,642
Interest expense	(251,963)	(202,225)

Net margin	$707,636	$435,642

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2004	2003
Finance charge income	15.5%	16.5%
Other income	0.5	0.6
Interest expense	(4.2)	(5.4)

Net margin as a percentage of average finance receivables	11.8%	11.7%

The Company evaluates the profitability of its lending activities based partly upon the net margin related to its managed auto loan portfolio, including finance receivables and gain on sale receivables. The Company uses this information to analyze trends in the components of the profitability of its managed auto portfolio. Analysis of net margin on a managed basis allows the Company to determine which origination channels and loan products are most profitable, guides the Company in making pricing decisions for loan products and indicates if sufficient spread exists between the Company’s revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net margin on a managed basis facilitates comparisons of results between the Company and other finance companies (i) that do not securitize their receivables or (ii) have not structured any securitizations to qualify for gain on sale accounting treatment.

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

Average managed receivables outstanding decreased by 16% because collections and other liquidations of the Company’s managed receivables have exceeded new loan purchase volume since implementation of the revised operating plan in February 2003.

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

June 30, 2005	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$8,838,968	$2,163,941	$11,002,909

Nonaccretable acquisition fees	(199,810)
Allowance for loan losses	(341,408)

Receivables, net	$8,297,750

Number of outstanding contracts	692,946	247,634	940,580

Average principal amount of outstanding contract (in dollars)	$12,756	$8,738	$11,698

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.1%

June 30, 2004	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables	$6,782,280	$5,140,522	$11,922,802

Nonaccretable acquisition fees	(176,203)
Allowance for loan losses	(242,208)

Receivables, net	$6,363,869

Number of outstanding contracts	508,517	503,154	1,011,671

Average principal amount of outstanding contract (in dollars)	$13,337	$10,217	$11,785

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

The allowance for loan losses and nonaccretable acquisition fees increased to $541.2 million, or 6.1% of finance receivables, at June 30, 2005, from $418.4 million, or 6.2% of finance receivables, at June 30, 2004. The increase in the amount of allowance for loan losses and nonaccretable acquisition fees resulted from increased finance receivables outstanding.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

June 30, 2005	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$385,577	4.3%	$190,085	8.8%	$575,662	5.2%
Greater-than-60 days	155,795	1.8	85,497	3.9	241,292	2.2

	541,372	6.1	275,582	12.7	816,954	7.4
In repossession	26,534	0.3	12,047	0.6	38,581	0.4

	$567,906	6.4%	$287,629	13.3%	$855,535	7.8%

June 30, 2004	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$285,291	4.2%	$462,723	9.0%	$748,014	6.3%
Greater-than-60 days	106,390	1.6	173,888	3.4	280,278	2.3

	391,681	5.8	636,611	12.4	1,028,292	8.6
In repossession	12,692	0.2	20,558	0.4	33,250	0.3

	$404,373	6.0%	$657,169	12.8%	$1,061,542	8.9%

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

The Company has experienced improved credit performance on loans originated since February 2003. A greater percentage of total managed finance receivables at June 30, 2005, as compared to that same percentage at June 30, 2004, were originated since February 2003. Accordingly, total managed finance receivables 31 to 60 days and greater-than-60 days delinquent were lower at June 30, 2005, as compared to June 30, 2004. Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since the implementation of a revised operating plan in February 2003 as well as the relative lower overall seasoning of such finance receivables. Delinquencies in finance receivables were higher at June 30, 2005, as compared to June 30, 2004, as a result of seasoning of the finance receivables.

Deferrals

In accordance with its policies and guidelines, the Company, at times, offers payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). The Company’s policies and guidelines, as well as certain contractual restrictions in the Company’s warehouse credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. The Company’s policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of the Company’s customer base and policies and guidelines of the deferral program, approximately 50% of accounts currently comprising the managed portfolio will receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

Years Ended June 30,	2005	2004	2003
Finance receivables (as a percentage of average finance receivables)	5.0%	4.4%	1.5%

Gain on sale receivables (as a percentage of average gain on sale receivables)	9.4%	8.2%	8.2%

Total managed portfolio (as a percentage of average managed receivables)	6.4%	6.4%	6.6%

The following is a summary of total deferrals as a percentage of managed receivables outstanding:

June 30, 2005	Finance Receivables	Gain on Sale	Total Managed
Never deferred	82.5%	38.1%	73.8%
Deferred:
1-2 times	15.0	42.6	20.4
3-4 times	2.3	19.1	5.6
Greater than 4 times	0.2	0.2	0.2

Total deferred	17.5	61.9	26.2

Total	100.0%	100.0%	100.0%

June 30, 2004	Finance Receivables	Gain on Sale	Total Managed
Never deferred	85.0%	51.0%	70.3%
Deferred:
1-2 times	13.7	41.4	25.7
3-4 times	1.1	7.4	3.8
Greater than 4 times	0.2	0.2	0.2

Total deferred	15.0	49.0	29.7

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2005	2004	2003
Finance receivables:
Repossession charge-offs	$519,062	$393,231	$149,841
Less: Recoveries	(244,263)	(185,681)	(68,004)
Mandatory charge-offs(a)	45,238	47,584	29,529

Net charge-offs	$320,037	$255,134	$111,366

Gain on Sale:
Repossession charge-offs	$514,617	$968,130	$1,222,325
Less: Recoveries	(201,680)	(377,490)	(503,350)
Mandatory charge-offs(a)	13,177	101,288	196,316

Net charge-offs	$326,114	$691,928	$915,291

Total managed:
Repossession charge-offs	$1,033,679	$1,361,361	$1,372,166
Less: Recoveries	(445,943)	(563,171)	(571,354)
Mandatory charge-offs(a)	58,415	148,872	225,845

Net charge-offs	$646,151	$947,062	$1,026,657

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.2%	4.2%	3.0%

Gain on sale receivables	9.1%	9.7%	7.6%

Total managed portfolio	5.7%	7.2%	6.5%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	47.1%	47.2%	45.4%

Gain on sale receivables	39.2%	39.0%	41.2%

Total managed portfolio	43.1%	41.4%	41.6%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as a percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for fiscal 2005, as compared to fiscal 2004, resulted primarily from improved credit performance on loans originated since the implementation of the Company’s revised operating plan in February 2003 and a declining managed portfolio balance, combined with an overall improvement in recovery rates. The increase in net charge-offs for fiscal 2004, as compared to fiscal 2003, resulted primarily from the Company’s change in repossession charge-off policy during fiscal 2004 and weakness in the economy during the first half of fiscal 2004. Prior to December 31, 2003, receivables were charged off when the Company repossessed and disposed of the automobile or the account was otherwise deemed uncollectible. In implementing the new repossession charge-off policy, the Company incurred additional charge-offs of $49.6 million in fiscal 2004 related to the acceleration of charge-off timing for certain accounts already repossessed.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, issuances of senior notes and equity, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of warehouse credit facilities, securitization notes payable and senior notes, funding credit enhancement requirements for securitization transactions, operating expenses, income taxes and stock repurchases.

The Company used cash of $5,447.4 million, $3,859.7 million and $6,559.6 million for the purchase of finance receivables during fiscal 2005, 2004 and 2003, respectively. These purchases were funded initially utilizing cash and warehouse credit facilities and subsequently the long-term financing of finance receivables in securitization transactions as well as, in fiscal 2003, through the sale of receivables under a whole loan purchase facility.

Warehouse Credit Facilities

In the normal course of business, in addition to using its available cash, the Company pledges receivables and borrows under its warehouse credit facilities to fund its operations and repays these borrowings as appropriate under its cash management strategy.

As of June 30, 2005, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper facility	November 2007(a)(b)	$1,950.0
Medium term note facility	October 2007(a)(c)	650.0	$650.0
Repurchase facility	August 2005(a)	400.0	215.6
Near prime facility	January 2006(a)	150.0	125.4

		$3,150.0	$991.0

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

In August 2004, the Company entered into the $400.0 million repurchase facility pursuant to which the Company can finance the repurchase of finance receivables from securitization Trusts upon exercise of the cleanup call option. Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $500.0 million and extended its maturity to August 2006.

In October 2004, the Company terminated a $500.0 million medium term note facility and entered into the $650.0 million medium term note facility.

In November 2004, the Company renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2005 and the $1,800.0 million three year maturity to November 2007.

In January 2005, the Company entered into the $150.0 million near prime facility to fund higher credit quality receivables. Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $400.0 million and extended its maturity to July 2006.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2005, the Company’s warehouse credit facilities were in compliance with all covenants.

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

Convertible Senior Notes

In November 2003, the Company issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of the Company’s common stock at $18.68 per share. Additionally, the Company may exercise its option to repurchase the notes, or holders of the convertible senior notes may require the Company to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par.

In conjunction with the issuance of the convertible senior notes, the Company purchased a call option that entitles it to purchase shares of the Company’s stock in an amount equal to the number of shares convertible at $18.68 per share. This call option allows the Company to offset the dilution of its shares if the conversion feature of the senior convertible notes is exercised. The Company also issued warrants to purchase 10,705,205 shares of the Company’s common stock. Each warrant entitles the holder, at its option, and subject to certain provisions within the warrant agreement, to purchase shares of common stock from the Company at $28.20 per share, at any time prior to its expiration on October 15, 2008.

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under the Company’s contractual obligations (in thousands):

Years Ending June 30,	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$16,080	$14,375	$13,520	$12,669	$12,601	$18,423	$87,668
Other notes payable	5,362	2,931	36				8,329
Medium term note			650,000				650,000
Repurchase facility	215,613						215,613
Near prime facility	125,361						125,361
Securitization notes payable	3,062,691	2,394,183	1,001,806	707,798			7,166,478
Senior notes				167,750			167,750
Convertible senior notes						200,000	200,000
Total expected interest payments	265,532	161,125	75,986	18,871	3,500	46,812	571,826

Total	$3,690,639	$2,572,614	$1,741,348	$907,088	$16,101	$265,235	$9,193,025

Securitizations

The Company has completed 49 securitization transactions through June 30, 2005. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions through June 30, 2005, is as follows (in millions):

Transaction(a)	Date	Original Amount	Balance at June 30, 2005
Gain on sale:
2001-B	July 2001	$1,850.0	$210.6
2001-C	September 2001	1,600.0	221.1
2001-D	October 2001	1,800.0	263.8
2002-A	February 2002	1,600.0	286.6
2002-1	April 2002	990.0	151.0
2002-A Canada(b)	May 2002	145.0	80.1
2002-B	June 2002	1,200.0	251.1
2002-C	August 2002	1,300.0	299.6
2002-D	September 2002	600.0	149.9

Total gain on sale transactions		11,085.0	1,913.8

Secured financing:
2002-E-M	October 2002	1,700.0	495.0
C2002-1 Canada(b)(c)	November 2002	137.0	28.1
2003-A-M	April 2003	1,000.0	330.7
2003-B-X	May 2003	825.0	289.7
2003-C-F	September 2003	915.0	356.5
2003-D-M	October 2003	1,200.0	520.9
2004-A-F	February 2004	750.0	357.3
2004-B-M	April 2004	900.0	482.3
2004-1(d)	June 2004	575.0	341.2
2004-C-A	August 2004	800.0	559.2
2004-D-F	November 2004	750.0	571.7
2005-A-X	February 2005	900.0	774.9
2005-1	April 2005	750.0	708.6
2005-B-M	June 2005	1,350.0	1,349.9

Total secured financing transactions		12,552.0	7,166.0

Total active securitizations		$23,637.0	$9,079.8

(a)	Transactions originally totaling $14,929.5 million have been paid off as of June 30, 2005.
(b)	Balances at June 30, 2005, reflect fluctuations in foreign currency translation rates and principal pay downs.
(c)	Amounts do not include $24.4 million of asset-backed securities issued and retained by the Company.
(d)	Amounts do not include $25.8 million of asset-backed securities retained by the Company.

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables under generally accepted accounting principles in the United States of America. The Company changed the structure of securitization transactions completed subsequent to September 30, 2002, to no longer meet the accounting criteria for sale of finance receivables. Accordingly, following a securitization, the finance receivables are transferred to a securitization Trust, which is a special purpose finance subsidiary of AmeriCredit Corp. The related securitization notes payable issued by these Trusts remain on the Company’s consolidated balance sheets. While these Trusts are included in the Company’s consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to creditors of AmeriCredit Corp. or its other subsidiaries. This change in securitization structure does not change the Company’s requirement to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. The Company typically makes an initial deposit to a restricted cash account and transfers finance receivables in excess of the amount of asset-backed securities issued to create initial overcollateralization. The Company subsequently uses excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thereby creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust’s pool of receivables, excess cash flows are distributed to the Company.

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities and may include the use of reinsurance or other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. However, the Company currently has no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely provide initial credit enhancement deposits in future securitization transactions from its existing capital resources.

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

The Company’s most recent securitization transaction completed in August 2005 covered by a financial guaranty insurance policy required an initial cash deposit and overcollateralization level of 9.5% of the original receivable pool balance; and target credit enhancement levels must reach 15.5% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately five to eight months after receivables are securitized. Securitization transactions covered by financial guaranty insurance policies completed in calendar year 2003, calendar year 2004 and until the most recent transaction had initial cash deposits and overcollateralization levels between 9.5% and 12.0% and contained target credit enhancement levels of 17.0% to 18.5%. Increases or decreases to the credit enhancement level on future securitization transactions will depend on the net interest margin, credit performance trends of the Company’s finance receivables, the Company’s financial condition and the economic environment. The Company believes that additional securitizations to be completed in fiscal 2006 will require initial cash and overcollateralization levels and target credit enhancement levels similar to levels in its most recent securitization transaction.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2005	2004	2003
Initial credit enhancement deposits:
Gain on sale Trusts:
Restricted cash			$50.2
Overcollateralization			7.9
Secured financing Trusts:
Restricted cash	$98.3	$96.4	117.6
Overcollateralization	363.3	479.9	299.1
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	547.0	338.3	140.8
Secured financing Trusts	550.7	248.2	117.7

With respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program was cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that had already met its own credit enhancement requirement could be used to fund target credit enhancement requirements with respect to FSA Program securitizations in which specified portfolio performance ratios had been exceeded, rather than being distributed to the Company.

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

As of June 30, 2005, the Company had exceeded its targeted cumulative net loss triggers in six of the seven remaining FSA Program securitizations. Accordingly, cash of approximately $120.3 million generated by FSA Program securitizations otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in each of these six FSA Program securitizations. The remaining FSA Program securitization breached its cumulative net loss trigger as of June 30, 2005, and FSA granted a waiver. Additionally, the Company received a waiver for July and August 2005, however, the Company cannot guarantee that FSA will continue to grant a waiver; if a waiver is not granted, the credit enhancement level for such securitization would have increased by $21.2 million as of August 31, 2005. The impact of any delay in the amount of cash to be released to the Company during fiscal 2006 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2005, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Stock Repurchases

During fiscal 2005, the Company repurchased 16,507,529 shares of its common stock, at an average cost of $21.96 per share, under stock repurchase plans approved by the Board of Directors since April 2004. As of June 30, 2005, the existing stock repurchase plan authorizes the Company to repurchase another $305.3 million of its common stock. During July and August 2005, the Company repurchased an additional 4,372,472 shares of its common stock, at an average cost of $25.69 per share. As of August 31, 2005, the remaining stock repurchase plan authorizes the Company to repurchase another $192.9 million of its common stock.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its growth strategies in fiscal 2006. As of June 30, 2005, the Company had unrestricted cash balances of $663.5 million. Assuming that origination volume ranges from $5.8 billion to $6.2 billion in fiscal 2006 and the initial credit enhancement requirement for the Company’s securitization transactions remains at 9.5% (the level for the most recent securitization completed in August 2005), the Company would require $551.0 million to $589.0 million in cash or liquidity to fund initial credit enhancement in fiscal 2006. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits for fiscal 2006. The Company will continue to require the execution of additional securitization transactions in fiscal 2006. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and was otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on securities issued by its securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings are included in other assets and the fair value of the interest rate cap agreements sold by the Company are included in derivative financial instruments on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of June 30, 2005 (dollars in thousands):

Years Ending June 30,	2006	2007	2008	2009	2010	Thereafter	Fair Value
Assets:
Finance receivables	$3,764,245	$2,541,040	$1,452,754	$735,561	$282,948	$62,420	$8,383,761
Weighted average annual percentage rate	16.37%	16.20%	16.05%	15.98%	15.96%	15.95%
Interest-only receivables from Trusts	$29,905						$29,905
Interest rate swaps
Notional amounts	$478,301	$937,841	$9,848	$171,636	$124,516		$7,259
Average pay rate	3.71%	3.92%	4.20%	4.20%	4.20%
Average receive rate	4.11%	4.21%	4.10%	4.21%	4.27%
Interest rate caps purchased
Notional amounts	$269,162	$83,873	$57,637	$65,945	$75,634	$72,895	$1,280
Average strike rate	6.10%	6.25%	6.23%	6.20%	6.14%	5.96%

Liabilities:
Warehouse credit facilities
Principal amounts	$340,974		$650,000				$990,974
Weighted average effective interest rate	4.21%		4.36%
Securitization notes payable
Principal amounts	$3,062,691	$2,394,183	$1,001,806	$707,798			$7,100,095
Weighted average effective interest rate	3.54%	3.73%	4.02%	4.29%
Senior notes
Principal amounts				$167,750			$179,283
Weighted average effective interest rate				9.25%
Convertible senior notes
Principal amounts						$200,000	$286,592
Weighted average effective interest rate						1.75%
Interest rate caps sold
Notional amounts	$237,851	$83,873	$57,637	$65,945	$75,634	$72,895	$1,090
Average strike rate	6.19%	6.25%	6.23%	6.20%	6.14%	5.96%

The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of June 30, 2004 (dollars in thousands):

Years Ending June 30,	2005	2006	2007	2008	2009	Thereafter	Fair Value
Assets:
Finance receivables	$2,601,266	$1,872,333	$1,249,827	$728,927	$281,149	$48,778	$6,732,272
Weighted average annual percentage rate	16.34%	16.14%	15.99%	15.80%	15.50%	15.27%
Interest-only receivables from Trusts	$52,982	$46,392	$11,578				$110,952
Interest rate caps purchased
Notional amounts	$871,036	$366,838	$232,846	$174,594	$111,394	$40,833	$5,931
Average strike rate	5.86%	6.32%	5.90%	4.75%	4.75%	4.75%

Liabilities:
Warehouse credit facilities Principal amounts	$500,000						$500,000
Weighted average effective interest rate	2.97%
Securitization notes payable Principal amounts	$2,291,323	$1,572,030	$1,271,242	$415,683	$48,454		$5,662,771
Weighted average effective interest rate	2.65%	3.15%	3.30%	3.85%	5.07%
Senior notes
Principal amounts					$167,750		$178,654
Weighted average effective interest rate					9.25%
Convertible senior notes
Principal amounts						$200,000	$249,000
Weighted average effective interest rate						1.75%
Interest rate swaps
Notional amounts	$1,071,921	$499,057	$160,316				$6,791
Average pay rate	3.86%	3.83%	3.04%
Average receive rate	3.01%	3.99%	4.85%
Interest rate caps sold
Notional amounts	$814,130	$358,093	$232,846	$174,594	$111,394	$40,833	$5,557
Average strike rate	6.91%	6.91%	5.90%	4.75%	4.75%	4.75%

Finance receivables and interest-only receivables from Trusts are estimated to be realized by the Company in future periods using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Warehouse credit facilities, securitization notes payable, senior notes and convertible senior notes principal amounts have been classified based on expected payoff.

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

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS 123R to revise FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R, which is effective for the Company beginning on July 1, 2005, requires that the cost resulting from all share-based payment transactions be measured at fair-value and recognized in the financial statements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide its view on the valuation of share-based payment arrangements for public companies. The Company anticipates that the adoption of SFAS 123R and SAB 107 will result in an estimated $4.5 million additional expense for the fiscal year ending June 30, 2006. The estimated additional expense is based on unamortized expense relating to outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that are expected to vest subsequent to June 30, 2005.

FORWARD-LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2005. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmeriCredit Corp.

We have completed an integrated audit of AmeriCredit Corp.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1), present fairly, in all material respects, the financial position of AmeriCredit Corp. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the accounting for dealer acquisition fees on loans purchased subsequent to June 30, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas

September 9, 2005

MANAGEMENT’S REPORTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the “Internal Control-Integrated Framework,” management concluded that its internal control over financial reporting was effective as of June 30, 2005. Management’s assessment of the effectiveness of its internal control over financial reporting as of June 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

On September 12, 2005, our Chief Executive Officer certified that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance listing standards, other than has been notified to the Exchange pursuant to Section 303A 12(b), of which there was none.

The Company has filed with the Securities and Exchange Commission, as exhibits to our Annual Report on Form 10-K for the year ended June 30, 2005, our Chief Executive Officer’s and Chief Financial Officer’s certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2005	2004
Assets
Cash and cash equivalents	$663,501	$421,450
Finance receivables, net	8,297,750	6,363,869
Interest-only receivables from Trusts	29,905	110,952
Investments in Trust receivables	239,446	528,345
Restricted cash—gain on sale Trusts	272,439	423,025
Restricted cash—securitization notes payable	633,900	482,724
Restricted cash—warehouse credit facilities	455,426	209,875
Property and equipment, net	92,000	101,424
Deferred income taxes	53,759
Other assets	208,912	182,915

Total assets	$10,947,038	$8,824,579

Liabilities and Shareholders’ Equity
Liabilities:
Warehouse credit facilities	$990,974	$500,000
Securitization notes payable	7,166,028	5,598,732
Senior notes	166,755	166,414
Convertible senior notes	200,000	200,000
Other notes payable	8,329	21,442
Funding payable	158,210	37,273
Accrued taxes and expenses	133,736	159,798
Derivative financial instruments	1,090	12,348
Deferred income taxes		3,460

Total liabilities	8,825,122	6,699,467

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued Common stock, $.01 par value per share, 230,000,000 shares authorized; 166,808,056 and 162,777,598 shares issued	1,668	1,628
Additional paid-in capital	1,150,612	1,081,079
Accumulated other comprehensive income	33,565	36,823
Retained earnings	1,333,634	1,047,725

	2,519,479	2,167,255
Treasury stock, at cost (21,180,057 and 5,165,588 shares)	(397,563)	(42,143)

Total shareholders’ equity	2,121,916	2,125,112

Total liabilities and shareholders’ equity	$10,947,038	$8,824,579

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

Years Ended June 30,	2005	2004	2003
Revenue
Finance charge income	$1,217,696	$927,592	$613,225
Gain on sale of receivables			132,084
Servicing income	177,585	256,237	211,330
Other income	55,565	32,007	24,642

	1,450,846	1,215,836	981,281

Costs and expenses
Operating expenses	312,637	325,753	373,739
Provision for loan losses	418,711	257,070	307,570
Interest expense	264,276	251,963	202,225
Restructuring charges	2,823	15,934	63,261

	998,447	850,720	946,795

Income before income taxes	452,399	365,116	34,486
Income tax provision	166,490	138,133	13,277

Net income	285,909	226,983	21,209

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(23,126)	20,359	(140,905)
Unrealized gains on cash flow hedges	5,055	28,509	13,960
Foreign currency translation adjustment	7,800	1,347	12,396
Income tax benefit (provision)	7,013	(18,560)	48,874

Other comprehensive (loss) income	(3,258)	31,655	(65,675)

Comprehensive income (loss)	$282,651	$258,638	$(44,466)

Earnings per share
Basic	$1.88	$1.45	$0.15

Diluted	$1.73	$1.37	$0.15

Weighted average shares outstanding	152,184,740	156,885,546	137,501,378

Weighted average shares and assumed incremental shares	167,242,658	166,387,259	137,807,775

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 30, 2002	91,716,416	$917	$573,956	$70,843	$799,533	5,899,241	$(17,800)
Common stock issued on exercise of options	55,950	1	441
Income tax benefit from exercise of options			268
Common stock issued for employee benefit plans			3,043			(2,077,746)	6,275
Common stock issued in public offering	68,500,000	685	480,324
Issuance of warrants			6,609
Other comprehensive loss, net of income tax benefit of $48,874				(65,675)
Net income					21,209

Balance at June 30, 2003	160,272,366	1,603	1,064,641	5,168	820,742	3,821,495	(11,525)
Common stock issued on exercise of options	2,505,232	25	29,991
Income tax benefit from exercise of options			8,383
Common stock issued for employee benefit plans			2,842			(550,907)	2,720
Issuance of warrants			34,441
Purchase of call option on common stock			(61,490)
Option expense			2,271
Repurchase of common stock						1,895,000	(33,338)
Other comprehensive income, net of income taxes of $18,560				31,655
Net income					226,983

Balance at June 30, 2004	162,777,598	1,628	1,081,079	36,823	1,047,725	5,165,588	(42,143)
Common stock issued on exercise of options	3,336,912	33	40,158
Common stock issued on exercise of warrants	24,431
Income tax benefit from exercise of options			18,211
Common stock issued for employee benefit plans	669,115	7	(93)			(493,060)	7,150
Option expense			11,257
Repurchase of common stock						16,507,529	(362,570)
Other comprehensive loss, net of income tax benefit of $7,013				(3,258)
Net income					285,909

Balance at June 30, 2005	166,808,056	$1,668	$1,150,612	$33,565	$1,333,634	21,180,057	$(397,563)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended June 30,	2005	2004	2003
Cash flows from operating activities
Net income	$285,909	$226,983	$21,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,478	77,157	56,677
Provision for loan losses	418,711	257,070	307,570
Deferred income taxes	(31,220)	(109,871)	7,441
Accretion of present value discount	(78,066)	(100,235)	(99,351)
Impairment of credit enhancement assets	1,122	33,364	189,520
Non-cash gain on sale of receivables			(124,831)
Non-cash restructuring charges	2,760	12,040	41,251
Other	(13,235)	(1,038)	3,182
Distributions from gain on sale Trusts, net of swap payments	547,011	338,296	140,836
Initial deposits to credit enhancement assets			(58,101)
Changes in assets and liabilities:
Other assets	(25,578)	85,061	(55,884)
Accrued taxes and expenses	(23,827)	(6,565)	(48,015)
Purchases of receivables held for sale			(647,647)
Principal collections and recoveries on receivables held for sale			74,370
Net proceeds from sale of receivables			2,495,353

Net cash provided by operating activities	1,122,065	812,262	2,303,580

Cash flows from investing activities
Purchases of receivables	(5,447,444)	(3,859,728)	(5,911,952)
Principal collections and recoveries on receivables	3,241,696	2,237,731	812,825
Purchases of property and equipment	(7,676)	(4,703)	(40,670)
Change in restricted cash—securitization notes payable	(147,476)	(252,469)	(228,184)
Change in restricted cash —warehouse credit facilities	(245,551)	554,957	(708,361)
Change in other assets	29,442	55,043	(31,370)

Net cash used by investing activities	(2,577,009)	(1,269,169)	(6,107,712)

Cash flows from financing activities
Net change in warehouse credit facilities	490,974	(772,438)	(479,223)
Proceeds from whole loan purchase facility			875,000
Repayment of whole loan purchase facility		(905,000)
Issuance of securitization notes payable	4,550,000	4,340,000	3,689,554
Payments on securitization notes payable	(2,990,238)	(2,023,449)	(428,324)
Senior notes swap settlement			9,700
Retirement of senior notes		(207,250)	(39,631)
Issuance of convertible senior notes		200,000
Debt issuance costs	(21,577)	(28,306)	(35,511)
Net change in notes payable	(13,276)	(13,192)	(45,568)
Sale of warrants		34,441
Purchase of call option on common stock		(61,490)
Repurchase of common stock	(362,570)	(32,169)
Net proceeds from issuance of common stock	42,201	30,046	482,345

Net cash provided by financing activities	1,695,514	561,193	4,028,342

Net increase in cash and cash equivalents	240,570	104,286	224,210
Effect of Canadian exchange rate changes on cash and cash equivalents	1,481	243	362
Cash and cash equivalents at beginning of year	421,450	316,921	92,349

Cash and cash equivalents at end of year	$663,501	$421,450	$316,921

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

History and Operations

AmeriCredit Corp. (“Company”) was formed on August 1, 1986, and, since September 1992, has been in the business of purchasing and servicing automobile sales finance contracts. The Company operated 89 branch offices in 34 states as of June 30, 2005.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities. The Company’s investment in DealerTrack Holdings, Inc. (“DealerTrack”), a company that provides an auto finance transaction processing channel, is accounted for using the cost method since the Company owns less than a 20% voting interest in DealerTrack and does not otherwise exercise significant influence over DealerTrack. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Finance Receivables

The Company’s securitization transactions have been structured as secured financings since September 30, 2002. Accordingly, finance receivables are carried at amortized cost at June 30, 2005 and 2004. Prior to October 1, 2002, finance receivables were classified as held for sale.

Allowance for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in the Company’s finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding probable credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above.

Charge-off Policy

The Company’s policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. During the year ended June 30, 2004, the Company changed its repossession charge-off policy to charge off accounts in repossession when the automobile is repossessed and legally available for disposition. Previously, the Company charged off accounts in repossession at the time the repossessed automobile was disposed of at auction. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $18.5 million and $15.0 million at June 30, 2005 and 2004, respectively, are included in other assets on the consolidated balance sheets pending sale.

Credit Enhancement Assets

The Company periodically transfers receivables to Trusts, and the Trusts, in turn, issue asset-backed securities to investors in securitization transactions.

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. For securitization transactions structured as sales of receivables, the Company removes the net book value of the receivables sold from its consolidated balance sheets upon the transfer of receivables to the Trusts and allocates such carrying value between the assets transferred and the interests retained, based upon their relative fair values at the settlement date. The difference between the sales proceeds, net of transaction costs, and the allocated basis of the assets transferred is recognized as a gain on sale of receivables.

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

Since finance receivables held by the Trusts can be contractually prepaid or otherwise settled in such a way that the Company would not recover all of its recorded investment in the retained interests, credit enhancement assets are classified as available for sale and are measured at fair value. At each reporting date, the fair value of credit enhancement assets is estimated by calculating the present value of their expected cash distribution to the Company using discount rates commensurate with the risks involved. Interest-only receivables from Trusts represents the present value of estimated future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses. Investments in Trust receivables represents the present value of the excess of finance receivables held in the Trusts over outstanding debt balance of the Trusts. Restricted cash—gain on sale Trusts represents the present value of cash held in restricted accounts used to provide credit enhancement for specific Trusts.

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

Subsequent to September 30, 2002, the Company structured its securitization transactions to no longer meet the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Credit enhancements for securitizations accounted for as secured financings are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts on the Company’s consolidated balance sheets. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheets as restricted cash—securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset upon transfer of finance receivables but instead will be recognized in the income statement when earned in future periods.

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

Derivative Financial Instruments

The Company recognizes all of its derivative financial instruments as either assets or liabilities on its consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to convert floating rate exposures on securities issued by securitization Trusts accounted for as secured financings and its medium term note facility to fixed rates, thereby hedging the variability in interest expense paid. These interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging the Company’s exposure to interest rate risk from both an accounting and economic perspective.

The Company also uses interest rate swap agreements to convert floating rate exposures on securities issued by gain on sale securitization Trusts to fixed rates, thereby hedging the variability in future excess cash flows to be received by the Company over the life of the securitization attributable to interest rate risk. Historically, these interest rate swap agreements were designated and qualified as cash flow hedges. The Company dedesignated these swaps as cash flow hedges and discontinued hedge accounting during the year ended June 30, 2004.

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

The Company uses regression analysis to assess hedge effectiveness of its cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2005, all of the Company’s interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. The Company uses the hypothetical derivative method to measure the amount of ineffectiveness of its cash flow hedges to be recorded in earnings.

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

Interest Rate Cap Agreements

The Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and warehouse credit facilities. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company is included in derivative financial instruments on the consolidated balance sheets. Because the interest rate cap agreements entered into by the Company or its special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by the Company are recorded in interest expense on the Company’s consolidated statements of income. The intrinsic value of the interest rate cap agreements purchased by gain on sale Trusts is reflected in the valuation of the credit enhancement assets.

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

Income Taxes

Deferred income taxes are provided in accordance with the asset and liability method of accounting for income taxes to recognize the tax effects of tax credits and temporary differences between financial statement and income tax accounting. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Revenue Recognition

Finance Charge Income

Finance charge income related to finance receivables is recognized using the interest method. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent. Fees and commissions received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full.

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

Diluted Earnings Per Share

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF 04-8 to change the effect of contingently convertible debt within the dilutive earnings per share calculation. This change, which became effective for the three months ended December 31, 2004, resulted in the Company’s convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 required retroactive application beginning with the three months ended December 31, 2003, which was the first quarter the Company’s convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share decreased from $1.42 to $1.37 per share for the year ended June 30, 2004.

Accretion of Acquisition Fees

The Company adopted the Accounting Standards Executive Committee’s Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are no longer considered credit-related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Unamortized acquisition fees on loans charged off reduce the amount charged off to the allowance for loan losses and unamortized acquisition fees on loans paid off are recognized as an adjustment to yield in the period they are paid off.

Stock-based Compensation

On July 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date. The Company recognized compensation expense of $11.5 million ($7.2 million net of tax) and $3.1 million ($1.9 million net of tax) during the years ended June 30, 2005 and 2004, respectively, for options granted or modified subsequent to June 30, 2003.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Years Ended June 30,	2005	2004	2003
Net income, as reported	$285,909	$226,983	$21,209
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7,248	1,899	825
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(22,949)	(20,719)	(23,403)

Pro forma net income (loss)	$270,208	$208,163	$(1,369)

Earnings (loss) per share:
Basic—as reported	$1.88	$1.45	$0.15

Basic—pro forma	$1.78	$1.33	$(0.01)

Diluted—as reported	$1.73	$1.37	$0.15

Diluted—pro forma	$1.63	$1.25	$(0.01)

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2005	2004	2003
Expected dividends	0	0	0
Expected volatility	52.6%	103.2%	111.3%
Risk-free interest rate	3.0%	1.7%	1.8%
Expected life	2.6 years	1.8 years	3.2 years

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS 123R to revise FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R, which is effective for the

Company beginning on July 1, 2005, requires that the cost resulting from all share-based payment transactions be measured at fair-value and recognized in the financial statements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide its view on the valuation of share-based payment arrangements for public companies. The Company anticipates that the adoption of SFAS 123R and SAB 107 will result in an estimated $4.5 million additional expense for the year ending June 30, 2006. The estimated additional expense is based on unamortized expense relating to outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that are expected to vest subsequent to June 30, 2005.

2.    Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2005	2004
Finance receivables unsecuritized, net of fees	$845,061	$451,010
Finance receivables securitized, net of fees	7,993,907	6,331,270
Less nonaccretable acquisition fees	(199,810)	(176,203)
Less allowance for loan losses	(341,408)	(242,208)

	$8,297,750	$6,363,869

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $607.7 million and $337.9 million pledged under the Company’s warehouse credit facilities as of June 30, 2005 and 2004, respectively.

Finance receivables are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $378.3 million and $255.6 million of delinquent finance receivables as of June 30, 2005 and 2004, respectively.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. The Company recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, the Company records a discount on finance receivables repurchased upon the exercise of a cleanup call option from its gain on sale securitization transactions and accounts for such discounts as nonaccretable discounts available to cover losses inherent in the repurchased finance receivables.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2005	2004	2003
Balance at beginning of year	$176,203	$102,719	$40,619
Purchases of receivables	24,133	86,777	114,933
Nonaccretable acquisition fees related to receivables sold to gain on sale Trusts			(44,766)
Net charge-offs	(526)	(13,293)	(8,067)

Balance at end of year	$199,810	$176,203	$102,719

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2005	2004	2003
Balance at beginning of period	$242,208	$226,979	$22,708
Provision for loan losses	418,711	257,070	307,570
Net charge-offs	(319,511)	(241,841)	(103,299)

Balance at end of period	$341,408	$242,208	$226,979

3.    Securitizations

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2005	2004	2003
Receivables securitized:
Sold			$2,507,906
Secured financing	$4,913,319	$4,819,940	3,979,967
Net proceeds from securitization:
Sold			2,495,353
Secured financing	4,550,000	4,340,000	3,689,554
Gain on sale of receivables			132,084
Servicing fees:
Sold	100,641	189,366	301,499
Secured financing(a)	173,509	122,968	37,074
Distributions from Trusts, net of swap payments:
Sold	547,011	338,296	140,836
Secured financing	550,699	248,215	117,651

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

The Company retains an interest in the receivables sold in the form of credit enhancement assets and servicing responsibilities for receivables transferred to the Trusts. The Company earns a monthly base servicing fee of 2.25% per annum on the outstanding principal balance of its domestic securitized receivables and supplemental fees (such as late charges) for servicing the receivables. The Company believes that servicing fees received on its domestic securitization pools would fairly compensate a substitute servicer should one be required, and, accordingly, the Company records neither a servicing asset nor a servicing liability. The Company recorded a servicing liability related to the servicing of its Canadian securitization pools because it does not receive a servicing fee for its servicing obligations. A servicing liability of $1.3 million and $3.9 million as of June 30, 2005 and 2004, respectively, is included in accrued taxes and expenses on the Company’s consolidated balance sheets.

As of June 30, 2005 and 2004, the Company was servicing $10,157.8 million and $11,471.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

4.    Credit Enhancement Assets

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

Credit enhancement assets consist of the following (in thousands):

June 30,	2005	2004
Interest-only receivables from Trusts	$29,905	$110,952
Investments in Trust receivables	239,446	528,345
Restricted cash—gain on sale Trusts	272,439	423,025

	$541,790	$1,062,322

A summary of activity in the credit enhancement assets is as follows (in thousands):

June 30,	2005	2004	2003
Balance at beginning of year	$1,062,322	$1,360,618	$1,541,218
Initial deposits			58,101
Non-cash gain on sale of receivables			124,831
Distributions from Trusts	(551,359)	(368,001)	(194,648)
Accretion of present value discount	41,852	69,759	123,150
Other-than-temporary impairment	(1,122)	(33,364)	(189,520)
Change in unrealized gain	(10,642)	33,284	(105,343)
Canadian currency translation adjustment	739	26	2,829

Balance at end of year	$541,790	$1,062,322	$1,360,618

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

Prior to October 2002, the financial guaranty insurance policies for all of the Company’s insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”) and are referred to herein as the “FSA Program.” The restricted cash account for each securitization Trust insured as part of the FSA Program is cross-collateralized to the restricted cash accounts established in connection with the Company’s other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that has already met its own credit enhancement requirement may be used to fund increased target credit enhancement requirements with respect to FSA Program securitizations in which specified portfolio performance ratios have been exceeded rather than being distributed to the Company.

As of June 30, 2005, the Company had exceeded its targeted cumulative net loss triggers in six of the seven remaining FSA Program securitizations. Accordingly, cash of approximately $120.3 million generated by FSA Program securitizations otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in each of these six FSA Program securitizations. The remaining FSA Program securitization breached its cumulative net loss trigger as of June 30, 2005, and FSA granted a waiver. Additionally, the Company received a waiver for July and August 2005, however, the Company cannot guarantee that FSA will continue to grant a waiver; if a waiver is not granted, the credit enhancement level for such securitization would have increased by $21.2 million as of August 31, 2005. The impact of any delay in the amount of cash to be released to the Company during fiscal 2006 is not expected to be material to the Company’s liquidity position.

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

Significant assumptions used in determining the gain on sale of receivables were as follows:

Years Ended June 30,	2003
Cumulative credit losses	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%
Investments in Trust receivables	9.8%
Restricted cash—gain on sale Trusts	9.8%

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

June 30,	2005	2004
Cumulative credit losses	12.4% – 14.8%	12.4% – 14.9%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash—gain on sale Trusts	9.8%	9.8%

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

An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of the credit enhancement assets would decrease the credit enhancement assets at June 30, 2005, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$8,782	$17,755
Discount rate	3,199	6,369

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

Expected cumulative static pool credit losses on receivables that have been sold to the Trusts are shown below:

	Securitizations Completed in Years Ended June 30,
	2003	2002	2001	2000
Estimated cumulative credit losses as of:(a)
June 30, 2005	14.1%	13.8%
June 30, 2004	14.1%	13.5%	14.6%	13.7%
June 30, 2003	13.6%	13.2%	14.3%	12.7%

(a)	Cumulative credit losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown for each year is a weighted average for all securitizations during the period.

5.    Warehouse Credit Facilities

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

June 30,	2005	2004
Medium term note facility	$650,000	$500,000
Repurchase facility	215,613
Near prime facility	125,361

	$990,974	$500,000

Further detail regarding terms and availability of the warehouse credit facilities as of June 30, 2005, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged(d)
Commercial paper facility:
November 2007(a)(b)	$1,950,000			$1,000
Medium term note:
October 2007(a)(c)	650,000	$650,000	$262,592	419,864
Repurchase facility:
August 2005(a)(e)(f)	400,000	215,613	211,528	5,263
Near prime facility:
January 2006(a)(e)(g)	150,000	125,361	133,606	1,308

	$3,150,000	$990,974	$607,726	$427,435

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $28.0 million which is also included in restricted cash—warehouse credit facilities on the consolidated balance sheets.
(e)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged. The Company is not required to pay the advances outstanding at the maturity date.
(f)	Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $500.0 million and extend the maturity date to August 2006.
(g)	Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $400.0 million and extend the maturity date to July 2006.

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

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2005, the Company’s warehouse credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $9.6 million and $8.3 million as of June 30, 2005 and June 30, 2004, respectively, are included in other assets on the consolidated balance sheets.

6.    Whole Loan Purchase Facility

In March 2003, the Company entered into a whole loan purchase facility with an original term of approximately four years under which the Company transferred $1.0 billion of finance receivables to a special purpose finance subsidiary of the Company and received an advance of $875.0 million from the purchaser. Additionally, the Company issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, the Company terminated the whole loan purchase facility and recognized the remaining unamortized debt issuance costs of $26.9 million associated with the facility as a component of interest expense on the consolidated statements of income.

7.    Securitization Notes Payable

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis; unamortized costs of $23.3 million and $21.7 million as of June 30, 2005 and 2004, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date(c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2005	Note Balance at June 30, 2005	Note Balance at June 30, 2004
2002-E-M	June 2009	$1,700,000	3.2%	$531,230	$495,032	$881,365
C2002-1 Canada(a)	December 2009	137,000	5.5%	57,191	28,085	86,131
2003-A-M	November 2009	1,000,000	2.6%	377,495	330,674	577,394
2003-B-X	January 2010	825,000	2.3%	329,715	289,706	502,492
2003-C-F	May 2010	915,000	2.8%	405,694	356,558	631,014
2003-D-M	August 2010	1,200,000	2.3%	606,703	520,885	874,178
2004-A-F	February 2011	750,000	2.3%	406,680	357,261	628,079
2004-B-M	March 2011	900,000	2.2%	556,083	482,274	843,125
2004-1(b)	July 2010	575,000	3.7%	455,169	341,160	574,954
2004-C-A	May 2011	800,000	3.2%	641,363	559,247
2004-D-F	July 2011	750,000	3.1%	639,310	571,668
2005-A-X	October 2011	900,000	3.7%	836,910	774,925
2005-1	May 2011	750,000	4.5%	734,507	708,599
2005-B-M	May 2012	1,350,000	4.1%	1,415,857	1,349,954

		$12,552,000		$7,993,907	$7,166,028	$5,598,732

(a)	Note balances do not include $24.4 million and $22.4 million of asset-backed securities retained by the Company as of June 30, 2005 and 2004, respectively. The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(b)	Note balances do not include $25.8 million and $40.8 million of asset-backed securities retained by the Company as of June 30, 2005 and 2004, respectively.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $3,062.7 million in fiscal 2006, $2,394.2 million in fiscal 2007, $1,001.8 million in fiscal 2008 and $707.8 million in fiscal 2009.

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

8.    Senior Notes

As of June 30, 2005 and 2004, the Company has outstanding $166.8 million and $166.4 million, respectively, of senior notes that are due May 2009. Interest on the notes is payable semi-annually at a rate of 9.25% per annum. The notes, which are uncollateralized, may be redeemed at the option of the Company after May 2006 at a premium declining to par in May 2008.

During the year ended June 30, 2004, the Company redeemed $7.3 million of its 9.25% Senior Notes due May 2009 and all of its 9 7/8% Senior Notes due 2006.

The Indentures pursuant to which the senior notes were issued contain restrictions including limitations on the Company’s ability to incur additional indebtedness other than certain collateralized indebtedness, pay cash dividends and repurchase common stock. Debt issuance costs and original issue discounts are being amortized over the expected term of the notes; unamortized costs of $2.1 million and $2.9 million as of June 30, 2005 and 2004, respectively, are included in other assets in the consolidated balance sheets.

9.    Convertible Senior Notes

In November 2003, the Company issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of the Company’s common stock at $18.68 per share. Additionally, the Company may exercise its option to repurchase the notes, or holders of the convertible senior notes may require the Company to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par. Debt issuance costs are being amortized over the expected term of the notes; unamortized costs of $3.5 million and $4.5 million are included in other assets in the consolidated balance sheets as of June 30, 2005 and 2004, respectively.

In conjunction with the issuance of the convertible senior notes, the Company purchased a call option that entitles it to purchase shares of the Company’s stock in an amount equal to the number of shares convertible at $18.68 per share. This call option allows the Company to offset the dilution of its shares if the conversion feature of the senior convertible notes is exercised. The Company also issued warrants to purchase 10,705,205 shares of the Company’s common stock. Each warrant entitles the holder, at its option, and subject to certain provisions within the warrant agreement, to purchase shares of common stock from the Company at $28.20 per share, at any time prior to its expiration on October 15, 2008. The warrants may be settled in net shares or net cash, at the Company’s discretion if certain criteria are met. Both the cost of the call option and the proceeds of the warrants are reflected in additional paid in capital on the Company’s consolidated balance sheets.

10.    Other Notes Payable

Other notes payable consists primarily of capital leases. Maturities of other notes payable for years ending June 30 are as follows (in thousands):

2006	$5,362
2007	2,931
2008	36

$8,329

11.    Derivative Financial Instruments and Hedging Activities

As of June 30, 2005 and 2004, the Company had interest rate swap agreements associated with its securitization Trusts and its medium term note facility with underlying notional amounts of $1,722.1 million and $1,469.6 million, respectively. The fair value of the Company’s interest rate swap agreements of $7.3 million as of June 30, 2005, is included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate swap agreements of $6.8 million as of June 30, 2004, is included in derivative financial instruments under “liabilities” on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains included in accumulated other comprehensive income of approximately $6.3 million and $1.3 million as of June 30, 2005 and 2004, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the years ended June 30, 2005, 2004 and 2003. The Company estimates approximately $4.6 million of unrealized gains included in other comprehensive income related to interest rate swap agreements will be reclassified into earnings within the next twelve months.

As of June 30, 2005 and June 30, 2004, the Company had interest rate cap agreements with underlying notional amounts of $1,219.0 million and $2,335.0 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $1.3 million and $5.9 million as of June 30, 2005 and 2004, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $1.1 million and $5.6 million as of June 30, 2005 and 2004, respectively, are included in derivative financial instruments on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2005 and 2004, these restricted cash accounts totaled $6.7 million and $36.3 million, respectively, and are included in other assets on the consolidated balance sheets.

12.    Commitments and Contingencies

Leases

Branch lending offices are generally leased for terms of up to five years with certain rights to extend for additional periods. The Company also leases space for its administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $14.9 million, $28.1 million and $35.5 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2006	$16,080
2007	14,375
2008	13,520
2009	12,669
2010	12,601
Thereafter	18,423

$87,668

Subsequent to June 30, 2005, the Company sold and leased back a building owned by the Company and utilized for servicing activities. The operating lease has a twelve-year term expiring in 2017 with renewal options. The lessor is an unrelated third party. The gain on the sale will be amortized into income in proportion to the related gross rental charged to expense over the lease term.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and managed finance receivables, which include finance receivables held on the Company’s consolidated balance sheets and gain on sale receivables serviced by the Company on behalf of the Trusts. The Company’s cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to the Company’s derivative financial instruments are various major financial institutions. Managed finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas, California and Florida each accounting for 13%, 11% and 10%, respectively, of the managed auto receivables portfolio as of June 30, 2005. No other state accounted for more than 10% of managed finance receivables.

Guarantees of Indebtedness

The Company guaranteed the timely payment of principal and interest on the Class E asset-backed securities issued in one of its senior subordinate securitization transactions. The total outstanding balance of the subordinated asset-backed securities guaranteed by the Company was $6.1 million at June 30, 2004; this securitization transaction was called and the securities retired during the year ended June 30, 2005.

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of June 30, 2005 and 2004, the carrying value of the senior notes and convertible senior notes were $366.8 million and $366.4 million, respectively. See guarantor consolidating financial statements in Note 24.

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

Additionally, a class action complaint, styled Lewis v. AmeriCredit Corp., was filed in the United States District Court for the Northern District of Texas, Fort Worth Division during the year ended June 30, 2003, against the Company and certain of its officers and directors alleging violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. In Lewis, the plaintiff alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

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

Since April 2004, the Company has announced three Board approved stock repurchase plans which authorize the Company to repurchase up to $700.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

During the years ended June 30, 2005 and 2004, the Company repurchased 16,507,529 and 1,832,100 shares, respectively, of its common stock, at an average cost of $21.96 and $17.56 per share, respectively, pursuant to these plans. During July and August 2005, the Company repurchased an additional 4,372,472 shares of its common stock, at an average cost of $25.69 per share. As of August 31, 2005, the Company has remaining authorization to repurchase another $192.9 million of its common stock.

14.     Warrants

Agreements with Financial Security Assurance, Inc., an insurer of certain of the Company’s securitization transactions, provide for an increase in credit enhancement requirements if certain portfolio performance measures (delinquency, default or net loss ratios) are exceeded with respect to securitization transactions insured by FSA. In September 2002, the Company entered into an agreement with FSA to raise the specified delinquency levels through and including the March 2003 distribution date. In consideration for this agreement, the Company issued to FSA five-year warrants to purchase 1,287,691 shares of the Company’s common stock at $9.00 per share. The Company recorded non-cash interest expense of $6.6 million during the year ended June 30, 2003, related to this agreement.

In April 2005, 36,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of the Company’s common stock.

15.    Stock-Based Compensation

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

A total of 28,200,000 shares have been authorized for grants of options and other stock-based awards under the employee plans, of which 2,000,000 shares are available for grants to non-employee directors as well as employees. As of June 30, 2005, 5,605,905 shares remain available for future grants. The exercise price of each option must equal the market price of the Company’s stock on the date of grant, and the maximum term of each option is ten years. The vesting period is typically three to four years, although options with other vesting periods or options that vest upon the achievement of specified performance criteria may be authorized under certain employee plans. A committee of the Company’s Board of Directors establishes policies and procedures for option grants, vesting periods and the term of each option.

A total of 1,500,000 shares have been authorized for grants of options under the non-employee director plans. These plans have now expired and no shares remain available for future grants. A total of 6,300,000 shares have been authorized for grants of options under the key executive officer plans, all of which have been previously awarded and become vested.

Employee Plans

A summary of stock option activity under the Company’s employee plans is as follows (shares in thousands):

Years Ended June 30,	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,216	$15.99	13,040	$16.02	10,319	$21.40
Granted	120	19.57	272	11.09	5,199	9.11
Exercised	(2,061)	12.85	(1,383)	12.08	(36)	11.42
Canceled/forfeited	(706)	32.24	(1,713)	18.55	(2,442)	24.15

Outstanding at end of year	7,569	$15.39	10,216	$15.99	13,040	$16.02

Options exercisable at end of year	6,230	$16.34	7,083	$17.14	5,583	$18.81

Weighted average fair value of options granted during year		$14.26		$7.87		$6.20

A summary of options outstanding under the Company’s employee plans as of June 30, 2005, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.25 to 8.00	358	3.40	$7.15	313	$7.20
$8.01 to 9.00	2,853	4.87	8.77	1,848	8.77
$9.01 to 13.00	667	1.74	11.90	667	11.90
$13.01 to 15.00	261	6.02	14.06	261	14.06
$15.01 to 17.00	1,443	5.44	16.24	1,210	16.27
$17.01 to 18.00	364	3.93	17.49	364	17.49
$18.01 to 22.00	758	5.60	19.05	758	19.05
$22.01 to 30.00	247	5.53	26.53	213	26.80
$30.01 to 50.00	587	5.83	42.28	571	42.38
$50.01 to 65.00	31	6.02	54.14	25	54.14

	7,569			6,230

Non-Employee Director Plans

A summary of stock option activity under the Company’s non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	320	$13.10	340	$12.55	360	$11.94
Exercised	(50)	5.18	(20)	3.75	(20)	1.56

Outstanding at end of year	270	$14.57	320	$13.10	340	$12.55

Options exercisable at end of year	270	$14.57	320	$13.10	340	$12.55

A summary of options outstanding under the Company’s non-employee director plans as of June 30, 2005, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$3.25 to 10.00	50	1.18	$8.80
$10.01 to 15.00	140	2.92	14.77
$15.01 to 20.00	80	4.35	17.81

	270

Key Executive Officer Plans

A summary of stock option activity under the Company’s key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,898	$11.28	5,000	$11.44	5,000	$11.44
Exercised	(1,226)	11.02	(1,102)	12.00

Outstanding at end of year	2,672	$11.40	3,898	$11.28	5,000	$11.44

Options exercisable at end of year	2,672	$11.40	3,898	$11.28	5,000	$11.44

A summary of options outstanding under the Company’s key executive officer plans as of June 30, 2005, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$8.00	400	0.81	$8.00
$12.00	2,272	1.58	12.00

	2,672

Modifications to extend the option term by two years for 2,840,000 stock options, of which 2,272,000 received shareholder approval, were made during the year ended June 30, 2005. Compensation expense recognized over the service period on a straight-line basis was $5.4 million for the year ended June 30, 2005. As of June 30, 2005, there are no unamortized costs relating to the stock option modifications.

Restricted stock grants totaling 587,500 shares with an approximate aggregate market value of $14.1 million at the time of grant were also issued under the employee plans during the year ended June 30, 2005. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years. The restricted stock granted is subject to a vesting schedule of 25% in March 2006, 25% in March 2007 and 50% in March 2008. Compensation expense recognized for restricted stock grants was $1.7 million, $0.8 million and $1.3 million for the years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005 and 2004, unamortized compensation expense, which is included in additional paid-in capital, related to the restricted stock awards was $12.6 million and $0.2 million, respectively.

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant were also issued under the employee plans during the year ended June 30, 2005. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Stock appreciation rights with respect to 640,000 shares are subject to vesting schedules of 25% in June 2005, 25% in March 2007 and 50% in March 2008. The remaining stock appreciation rights are subject to vesting schedules of 25% in March 2006, 25% in March 2007 and 50% in March 2008. Compensation expense recognized for stock appreciation rights was $1.0 million for the year ended June 30, 2005. As of June 30, 2005, unamortized compensation expense related to the rights was $8.7 million.

16.    Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. The Company’s contributions in stock to the plan were $3.3 million and $2.8 million for the years ended June 30,

2005 and 2004, respectively. The Company recognized a net benefit of $0.6 million for the year ended June 30, 2004, as a result of the return of prior year unvested contributions being in excess of current year contributions to the plan.

The Company also has an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the market value at specified dates. A total of 5,000,000 shares have been reserved for issuance under the plan. As of June 30, 2005, 1,487,886 shares remain available for issuance under the plan. Shares issued under the plan were 549,046, 550,907 and 1,574,948 for the years ended June 30, 2005, 2004 and 2003, respectively. The Company recognized $2.6 million and $1.8 million in compensation expense for the years ended June 30, 2005 and 2004, respectively, as a result of the implementation of SFAS 123 on July 1, 2003.

17.    Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2005	2004	2003
Current	$197,710	$248,004	$5,836
Deferred	(31,220)	(109,871)	7,441

	$166,490	$138,133	$13,277

The Company’s effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	1.8	2.8	3.5

	36.8%	37.8%	38.5%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2005	2004
Deferred tax liabilities:
Gains on sale of receivables	$(11,933)	$(31,719)
Unrealized gains on credit enhancement assets	(5,818)	(12,818)
Other	(63,994)	(41,137)

	(81,745)	(85,674)

Deferred tax assets:
Allowance for loan losses	84,410	48,564
Net operating loss carryforward—Canada	9,836	7,981
Other	41,258	25,669

	135,504	82,214

Net deferred tax asset (liability)	$53,759	$(3,460)

As of June 30, 2005, the Company has a net operating loss carryforward of approximately $27.8 million for Canadian income tax reporting purposes that expires between June 30, 2006 and June 30, 2015. The Company expects to generate sufficient income to utilize the net operating loss carryforward; accordingly, no tax valuation allowance has been recorded on the $9.8 million deferred tax asset.

18.    Restructuring Charges

The Company recognized restructuring charges of $2.8 million during the year ended June 30, 2005, relating to a revision of assumed lease costs for office space and collection centers in connection with Company’s restructuring activities during the years ended June 30, 2004 and 2003.

The Company recognized restructuring charges of $15.9 million and $63.3 million for the years ended June 30, 2004 and 2003, respectively.

On April 1, 2004, the Company closed its Jacksonville collections center in an effort to continue to align the size of its infrastructure with its operational needs. The Company incurred severance expense of approximately $2.2 million for the closing of the collection center. In addition, the Company recognized approximately $12.0 million of contract termination and other associated charges resulting from the closing of the Jacksonville collections center and the abandonment and subsequent marketing of excess capacity at the Company’s Chandler collections center and corporate headquarters. The remainder of the restructuring charges recognized during the year ended June 30, 2004, related to adjustments to the accrued restructuring charges from the implementation of a revised operating plan in February 2003.

The restructuring charges recognized during the year ended June 30, 2003, included a $6.9 million charge for a reduction in workforce in November 2002 and a $56.4 million charge related to the implementation of the revised operating plan in February 2003. A restructuring charge of $53.1 million representing the costs associated with the revised operating plan was recorded in March 2003. Personnel-related costs consisted primarily of severance costs of identified workforce reductions related to the consolidation/closing of branch offices and the closing of the Company’s Canadian lending operations. Contract termination costs included expenses incurred to terminate facility and equipment leases prior to their termination date. Contract termination costs also included estimated costs that will continue to be incurred under facility and equipment contracts for their remaining terms without economic benefit to the Company. The Company estimated this cost by discounting the future cash to be paid under the contracts, net of any assumed proceeds on sublease rentals. As part of the revised operating plan, the Company discontinued the development of its customer relationship management system, which was designed to provide operational scalability and marketing benefits in a high-growth environment. The discontinuation of this project resulted in a charge of $20.8 million of previously capitalized costs, which was included in other associated costs. In June 2003, the Company recorded increases to its restructuring liability of $3.3 million due to changes in sublease rental income, increased costs incurred to terminate facility and equipment leases and reductions in the estimated realizable value of assets held for sale. Certain contractual payments associated with the revised operating plan will extend through the remaining terms of leases that have not been terminated.

As of June 30, 2005, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $13.6 million of contract termination and other associated costs. Total costs incurred to date in connection with the Company’s revised operating plan adopted in February 2003 include $18.8 million in personnel-related costs, $26.3 million of contract termination costs and $28.3 million in other associated costs. The accruals remain for contract term and other associated costs which are long term liabilities.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the years ended June 30, 2003, 2004 and 2005, is as follows (in thousands):

	Personnel- Related Costs		Contract Termination Costs	Other Associated Costs	Total
Additions		$16,451	$12,467	$24,153	$53,071
Cash settlements		(16,353)	(5,521)	(271)	(22,145)
Non-cash settlements			243	(23,944)	(23,701)
Adjustments		371	1,121	1,799	3,291

Balance at June 30, 2003		469	8,310	1,737	10,516

Additions		2,200	10,139	2,395	14,734
Cash settlements		(2,481)	(4,661)	406	(6,736)
Non-cash settlements			907	(1,192)	(285)
Adjustments		(178)	1,334	44	1,200

Balance at June 30, 2004		10	16,029	3,390	19,429

Cash settlements		(10)	(4,711)		(4,721)
Non-cash settlements			(702)	(372)	(1,074)
Adjustments			2,882	(59)	2,823

Balance at June 30, 2005	$		$13,498	$2,959	$16,457

19.    Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2005	2004	2003
Net income	$285,909	$226,983	$21,209
Interest expense related to convertible senior notes, net of related tax effects	2,859	1,756

Adjusted net income	$288,768	$228,739	$21,209

Weighted average shares outstanding	152,184,740	156,885,546	137,501,378
Incremental shares resulting from assumed conversions:
Stock options	3,589,632	2,261,552	302,698
Warrants	763,081	483,597	3,699
Convertible senior notes	10,705,205	6,756,564

	15,057,918	9,501,713	306,397

Weighted average shares and assumed incremental shares	167,242,658	166,387,259	137,807,775

Earnings per share:
Basic	$1.88	$1.45	$0.15

Diluted	$1.73	$1.37	$0.15

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to the Company’s convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to the Company’s outstanding stock options and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.0 million, 5.2 million and 12.3 million shares of common stock for the years ended June 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of the Company’s convertible senior notes on assumed incremental shares. As required by EITF 04-8, assumed incremental shares for the years ended June 30, 2005 and 2004, were retroactively adjusted for the impact of the convertible senior notes.

20.    Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2005	2004	2003
Interest costs (none capitalized)	$257,327	$236,968	$227,361
Income taxes	219,439	202,107	112,330

During the year ended June 30, 2004, the Company repurchased 62,900 restricted shares at an average price of $18.58 per share from employees and former employees in partial satisfaction of outstanding debt obligations.

During the year ended June 30, 2003, the Company entered into capital lease agreements for property and equipment of $13.0 million. The Company did not enter into any significant capital lease agreements for property and equipment during the years ended June 30, 2005 and 2004.

The Company received a tax refund for $70.0 million in July 2003.

In March 2003, in connection with its whole loan purchase facility, the Company issued a $30.0 million note to the purchaser as payment for costs associated with the structuring of the facility.

In September 2002, the Company issued warrants to FSA in consideration for increases in specific delinquency trigger levels on securitizations insured by FSA prior to September 30, 2002. The Company recorded non-cash interest expense of $6.6 million related to this agreement during the year ended June 30, 2003.

21.    Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

Years Ended June 30,	2005	2004	2003
Net unrealized gains on credit enhancement assets:
Balance at beginning of year	$20,273	$7,508	$94,164
Unrealized (losses) gains, net of taxes of $(4,197), $11,197 and $(40,557), respectively	(6,618)	18,822	(64,786)
Reclassification into earnings, net of taxes of $(4,778), $(3,603) and $(13,692), respectively	(7,533)	(6,057)	(21,870)

Balance at end of year	6,122	20,273	7,508

Unrealized gain (losses) on cash flow hedges:
Balance at beginning of year	785	(16,758)	(25,343)
Change in fair value associated with current period hedging activities, net of taxes of $198, $5,453 and $(20,265), respectively	311	8,723	(32,372)
Reclassification into earnings, net of taxes of $1,764, $5,513 and $25,640, respectively	2,782	8,820	40,957

Balance at end of year	3,878	785	(16,758)

Accumulated foreign currency translation adjustment:
Balance at beginning of year	15,765	14,418	2,022
Translation gain	7,800	1,347	12,396

Balance at end of year	23,565	15,765	14,418

Total accumulated other comprehensive income	$33,565	$36,823	$5,168

22.    Fair Value of Financial Instruments

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

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company’s financial instruments are set forth below (in thousands):

	June 30,
	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents(a)	$663,501	$663,501	$421,450	$421,450
Finance receivables, net(b)	8,297,750	8,383,761	6,363,869	6,732,272
Interest-only receivables from Trusts(c)	29,905	29,905	110,952	110,952
Investments in Trust receivables(c)	239,446	239,446	528,345	528,345
Restricted cash—gain on sale Trusts(c)	272,439	272,439	423,025	423,025
Restricted cash—securitization notes payable(a)	633,900	633,900	482,724	482,724
Restricted cash—warehouse credit facilities(a)	455,426	455,426	209,875	209,875
Restricted cash—other(a)	7,828	7,828	37,270	37,270
Interest rate swap agreements(e)	7,259	7,259
Interest rate cap agreements purchased(e)	1,280	1,280	5,931	5,931
Financial liabilities:
Warehouse credit facilities(d)	990,974	990,974	500,000	500,000
Securitization notes payable(e)	7,166,028	7,100,095	5,598,732	5,662,771
Senior notes(e)	166,755	179,283	166,414	178,654
Convertible senior notes(e)	200,000	286,592	200,000	249,000
Other notes payable(f)	8,329	8,329	21,442	21,442
Interest rate swap agreements(e)			6,791	6,791
Interest rate cap agreements sold(e)	1,090	1,090	5,557	5,557

(a)	The carrying value of cash and cash equivalents, restricted cash—securitization notes payable, restricted cash—warehouse credit facilities and restricted cash—other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future net cash flows expected to be collected using a current risk-adjusted rate.
(c)	The fair value of interest-only receivables from Trusts, investments in Trust receivables and restricted cash-gain on sale Trusts is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience.
(d)	Warehouse credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(e)	The fair values of the interest rate cap and swap agreements, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(f)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

23.    Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2005
Finance charge income	$269,928	$291,675	$311,869	$344,224
Servicing income	59,357	40,372	44,830	33,026
Income before income taxes	109,217	102,488	118,950	121,744
Net income	68,807	64,567	75,593	76,942
Basic earnings per share	0.44	0.42	0.50	0.52
Diluted earnings per share(a)	0.41	0.39	0.46	0.48
Weighted average shares and assumed incremental shares(a)	170,306,676	168,617,089	167,269,900	162,669,064

Fiscal year ended June 30, 2004
Finance charge income	$211,772	$225,014	$235,473	$255,333
Servicing income	68,992	47,959	69,428	69,858
Income before income taxes	53,535	75,772	102,505	133,304
Net income	33,325	47,168	63,810	82,680
Basic earnings per share	0.21	0.30	0.41	0.53
Diluted earnings per share(a)	0.21	0.29	0.38	0.49
Weighted average shares and assumed incremental shares(a)	156,844,007	164,436,702	171,839,976	171,843,051

(a)	Diluted earnings per share and weighted average shares and assumed incremental shares for all periods from the December 2003 quarter through the September 2004 quarter were revised to reflect the retroactive application of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

24.    Guarantor Consolidating Financial Statements

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

The consolidating financial statement schedules present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the Company and its subsidiaries on a consolidated basis and (v) the Company and its subsidiaries on a consolidated basis as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2005

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$663,501			$663,501
Finance receivables, net		213,175	$8,084,575		8,297,750
Interest-only receivables from Trusts			29,905		29,905
Investments in Trust receivables		1,094	238,352		239,446
Restricted cash—gain on sale Trusts		3,805	268,634		272,439
Restricted cash—securitization notes payable			633,900		633,900
Restricted cash—warehouse credit facilities			455,426		455,426
Property and equipment, net	$6,860	85,139	1		92,000
Deferred income taxes	(46,264)	13,240	86,783		53,759
Other assets	6,270	154,906	58,080	$(10,344)	208,912
Due from affiliates	1,196,054		1,161,307	(2,357,361)
Investment in affiliates	1,385,395	2,886,483	330,277	(4,602,155)

Total assets	$2,548,315	$4,021,343	$11,347,240	$(6,969,860)	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$990,974		$990,974
Securitization notes payable			7,218,487	$(52,459)	7,166,028
Senior notes	$166,755				166,755
Convertible senior notes	200,000				200,000
Other notes payable	7,002	$1,327			8,329
Funding payable		157,615	595		158,210
Accrued taxes and expenses	52,642	39,658	51,780	(10,344)	133,736
Derivative financial instruments		1,090			1,090
Due to affiliates		2,329,302		(2,329,302)

Total liabilities	426,399	2,528,992	8,261,836	(2,392,105)	8,825,122

Shareholders’ equity:
Common stock	1,668	75,355	30,627	(105,982)	1,668
Additional paid-in capital	1,150,612	75,670	1,263,713	(1,339,383)	1,150,612
Accumulated other comprehensive income	33,565	11,280	35,259	(46,539)	33,565
Retained earnings	1,333,634	1,330,046	1,755,805	(3,085,851)	1,333,634

	2,519,479	1,492,351	3,085,404	(4,577,755)	2,519,479
Treasury stock	(397,563)				(397,563)

Total shareholders’ equity	2,121,916	1,492,351	3,085,404	(4,577,755)	2,121,916

Total liabilities and shareholders’ equity	$2,548,315	$4,021,343	$11,347,240	$(6,969,860)	$10,947,038

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2005

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$93,035	$1,124,661		$1,217,696
Servicing income		99,621	77,964		177,585
Other income	$83,896	1,347,640	2,696,957	$(4,072,928)	55,565
Equity in income of affiliates	262,454	235,898		(498,352)

	346,350	1,776,194	3,899,582	(4,571,280)	1,450,846

Costs and expenses
Operating expenses	24,786	106,368	181,483		312,637
Provision for loan losses		(20,189)	438,900		418,711
Interest expense	22,055	1,408,889	2,906,260	(4,072,928)	264,276
Restructuring charges		2,823			2,823

	46,841	1,497,891	3,526,643	(4,072,928)	998,447

Income before income taxes	299,509	278,303	372,939	(498,352)	452,399
Income tax provision	13,600	15,849	137,041		166,490

Net income	$285,909	$262,454	$235,898	$(498,352)	$285,909

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2005

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$285,909	$262,454		$235,898		$(498,352)	$285,909
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,449	17,748		18,281			38,478
Provision for loan losses			(20,189)		438,900			418,711
Deferred income taxes		295,829	77,216		(404,265)			(31,220)
Accretion of present value discount			7,246		(85,312)			(78,066)
Impairment of credit enhancement assets					1,122			1,122
Non-cash restructuring charges			2,760					2,760
Other		11,257	(5,291)		(19,201)			(13,235)
Distributions from gain on sale Trusts, net of swap payments			1,599		545,412			547,011
Equity in income of affiliates		(262,454)	(235,898)				498,352
Changes in assets and liabilities:
Other assets		913	(43,591)		17,100			(25,578)
Accrued taxes and expenses		39,641	(78,032)		14,564			(23,827)

Net cash provided (used) by operating activities		373,544	(13,978)		762,499			1,122,065

Cash flows from investing activities:
Purchases of receivables			(5,447,444)		(5,382,701)		5,382,701	(5,447,444)
Principal collections and recoveries on receivables			79,086		3,162,610			3,241,696
Net proceeds from sale of receivables			5,382,701				(5,382,701)
Purchases of property and equipment		(6,622)	(1,054)					(7,676)
Change in restricted cash—securitization notes payable					(147,476)			(147,476)
Change in restricted cash—warehouse credit facilities					(245,551)			(245,551)
Change in other assets			29,442					29,442
Net change in investment in affiliates		7,764	1,421,785		(126,285)		(1,303,264)

Net cash provided (used) by investing activities		1,142	1,464,516		(2,739,403)		(1,303,264)	(2,577,009)

Cash flows from financing activities:
Net change in warehouse credit facilities					490,974			490,974
Issuance of securitization notes payable					4,550,000			4,550,000
Payments on securitization notes payable					(2,990,238)			(2,990,238)
Debt issuance costs		(74)	(891)		(20,612)			(21,577)
Net change in notes payable		(12,383)	(893)					(13,276)
Repurchase of common stock		(362,570)						(362,570)
Net proceeds from issuance of common stock		42,201	33,920		(1,315,198)		1,281,278	42,201
Net change in due (to) from affiliates		(49,660)	(1,241,637)		1,261,971		29,326

Net cash (used) provided by financing activities		(382,486)	(1,209,501)		1,976,897		1,310,604	1,695,514

Net (decrease) increase in cash and cash equivalents		(7,800)	241,037		(7)		7,340	240,570
Effect of Canadian exchange rate changes on cash and cash equivalents		7,800	1,014		7		(7,340)	1,481
Cash and cash equivalents at beginning of year			421,450					421,450

Cash and cash equivalents at end of year	$		$663,501	$		$		$663,501

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2004

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$226,983	$221,906		$294,651		$(516,557)	$226,983
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,881	28,138		46,138			77,157
Provision for loan losses			41,710		215,360			257,070
Deferred income taxes		15,030	22,540		(147,441)			(109,871)
Accretion of present value discount			13,932		(114,167)			(100,235)
Impairment of credit enhancement assets			1,551		31,813			33,364
Non-cash restructuring charges			12,040					12,040
Other		(2,251)	(78)		1,291			(1,038)
Distributions from gain on sale Trusts, net of swap payments			(19,583)		357,879			338,296
Equity in income of affiliates		(221,906)	(294,651)				516,557
Changes in assets and liabilities:
Other assets		78,075	(18,282)		25,268			85,061
Accrued taxes and expenses		15,628	(36,539)		14,346			(6,565)

Net cash provided (used) by operating activities		114,440	(27,316)		725,138			812,262

Cash flows from investing activities:
Purchases of receivables			(3,859,728)		(4,134,717)		4,134,717	(3,859,728)
Principal collections and recoveries on receivables			(193,392)		2,431,123			2,237,731
Net proceeds from sale of receivables			4,134,717				(4,134,717)
Purchases of property and equipment			(4,703)					(4,703)
Dividends		136	(47,106)				46,970
Change in restricted cash—securitization notes payable					(252,469)			(252,469)
Change in restricted cash—warehouse credit facilities					554,957			554,957
Change in other assets			21,020		34,023			55,043
Net change in investment in affiliates		23,094	1,454,911		(1,311,540)		(166,465)

Net cash provided (used) by investing activities		23,230	1,505,719		(2,678,623)		(119,495)	(1,269,169)

Cash flows from financing activities:
Net change in warehouse credit facilities					(772,438)			(772,438)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes payable					4,340,000			4,340,000
Payments on securitization notes payable					(2,023,449)			(2,023,449)
Retirement of senior notes		(207,250)						(207,250)
Issuance of convertible senior notes		200,000						200,000
Debt issuance costs		(4,664)			(23,642)			(28,306)
Net change in notes payable		(12,352)	(840)					(13,192)
Sale of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Repurchase of common stock		(32,169)						(32,169)
Net proceeds from issuance of common stock		30,046	15,512		(128,639)		113,127	30,046
Net change in due (to) from affiliates		(85,579)	(1,383,997)		1,462,215		7,361

Net cash (used) provided by financing activities		(139,017)	(1,369,325)		1,949,047		120,488	561,193

Net (decrease) increase in cash and cash equivalents		(1,347)	109,078		(4,438)		993	104,286
Effect of Canadian exchange rate changes on cash and cash equivalents		1,347	(125)		14		(993)	243
Cash and cash equivalents at beginning of year			312,497		4,424			316,921

Cash and cash equivalents at end of year	$		$421,450	$		$		$421,450

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2003

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$21,209	$22,089	$204,715		$(226,804)	$21,209
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,765	34,523	18,389			56,677
Provision for loan losses			91,034	216,536			307,570
Deferred income taxes		7,077	(55,865)	56,229			7,441
Accretion of present value discount			64,372	(163,723)			(99,351)
Impairment of credit enhancement assets			761	188,759			189,520
Non-cash gain on sale of receivables			160	(124,991)			(124,831)
Non-cash restructuring charges			41,251				41,251
Other		2,467	796	(81)			3,182
Distributions from gain on sale Trusts, net of swap payments			(44,364)	185,200			140,836
Initial deposits to credit enhancement assets				(58,101)			(58,101)
Equity in income of affiliates		(19,475)	(207,329)			226,804
Changes in assets and liabilities:
Other assets		(79,296)	30,875	(10,341)		2,878	(55,884)
Accrued taxes and expenses		(22,755)	(39,571)	17,189		(2,878)	(48,015)
Purchases of receivables held for sale			(647,647)	(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,928	66,442			74,370
Net proceeds from sale of receivables			2,513,384	2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(87,008)	1,812,397	578,191			2,303,580

Cash flows from investing activities:
Purchases of receivables			(5,911,952)	(4,031,762)		4,031,762	(5,911,952)
Principal collections and recoveries on receivables			48,837	763,988			812,825
Net proceeds from sale of receivables			4,031,762			(4,031,762)
Purchases of property and equipment			(40,663)	(7)			(40,670)
Change in restricted cash—securitization notes payable				(228,184)			(228,184)
Change in restricted cash—warehouse credit facilities				(708,361)			(708,361)
Change in other assets			1,820	(33,190)			(31,370)
Net change in investment in affiliates		(9,771)	(1,745,720)	1,137,334		618,157

Net cash used by investing activities		(9,771)	(3,615,916)	(3,100,182)		618,157	(6,107,712)

Cash flows from financing activities:
Net change in warehouse credit facilities				(479,223)			(479,223)
Proceeds from whole loan purchase facility				875,000			875,000
Issuance of securitization notes payable				3,708,575		(19,021)	3,689,554
Payments on securitization notes payable				(429,298)		974	(428,324)
Senior note swap settlement		9,700					9,700
Retirement of senior notes		(39,631)					(39,631)
Debt issuance costs		(815)	(8,249)	(26,447)			(35,511)
Net change in notes payable		(44,868)	(700)				(45,568)
Net proceeds from issuance of common stock		482,345	4,940	589,366		(594,306)	482,345
Net change in due (to) from affiliates		(322,353)	2,029,221	(1,713,055)		6,187

Net cash provided by financing activities		84,378	2,025,212	2,524,918		(606,166)	4,028,342

Net (decrease) increase in cash and cash equivalents		(12,401)	221,693	2,927		11,991	224,210
Effect of Canadian exchange rate changes on cash and cash equivalents		12,401	(2)	(46)		(11,991)	362
Cash and cash equivalents at beginning of year			90,806	1,543			92,349

Cash and cash equivalents at end of year	$		$312,497	$4,424	$		$316,921

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business—Executive Officers” for information concerning executive officers.

The Company has adopted the AmeriCredit Code of Ethical Conduct for Senior Financial Officers (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code of ethics is publicly available on the Company’s website at www.americredit.com (and a copy will be provided to any shareholder upon written request to the Company’s Secretary). Corporate governance guidelines applicable to the Board of Directors and charters for all Board committees are also available on the Company’s website. If any substantive amendments are made to the code of ethics or any waivers granted, including any implicit waiver, from a provision of the code to the Chief Executive Officer, Chief Financial Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

The information with respect to the Company’s audit committee financial expert contained under the caption “Board Committees and Meetings” in the Company’s proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of June 30, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders	7,885,645	$13.43	4,413,192
Equity compensation plans not approved by shareholders	2,625,413	17.12	1,192,713

Total	10,511,058	$14.35	5,605,905

The 1989 Stock Option Plan for AmeriCredit Corp., 1990 Stock Option Plan for Non-Employee Directors of AmeriCredit Corp., 1991 Key Employee Stock Option Plan of AmeriCredit Corp., 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp., AmeriCredit Corp. Employee Stock Purchase Plan, 1996 Limited Stock Option Plan for AmeriCredit Corp., 1998 Limited Stock Option Plan for AmeriCredit Corp. and Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. were approved by the Company’s shareholders.

The 1999 Employee Stock Option Plan of AmeriCredit Corp. (“1999 Plan”), FY 2000 Stock Option Plan of AmeriCredit Corp. (“FY 2000 Plan”), Management Stock Option Plan of AmeriCredit Corp. (“Management Plan”) and i4 Gold Stock Option Program (“i4 Plan”) have not been approved by the Company’s shareholders.

Description of Plans Not Approved by Shareholders

1999 Plan

Under the 1999 Plan, adopted by the Board of Directors in fiscal 1999, a total of 1,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 77,935 shares were available for grants as of June 30, 2005. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2005, no shares were granted under the 1999 Plan. Each option is subject to vesting requirements established by the Board of Directors. The 1999 Plan provides for acceleration of vesting of awards in the event of a change in control. The 1999 Plan expires on February 4, 2009, except with respect to options then outstanding.

FY 2000 Plan

Under the FY 2000 Plan, adopted by the Board of Directors in fiscal 2000, a total of 2,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 209,055 shares were available for grants as of June 30, 2005. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2005, no shares were granted under the FY 2000 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The FY 2000 Plan provides for acceleration of vesting of awards in the event of a change in control. The FY 2000 Plan expires on July 1, 2009, except with respect to options then outstanding.

Management Plan

Under the Management Plan, adopted by the Board of Directors in fiscal 2000, a total of 3,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 567,245 shares were available for grants as of June 30, 2005. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2005, no shares were granted under the Management Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The Management Plan provides for acceleration of vesting of awards in the event of a change in control. The Management Plan expires on February 3, 2010, except with respect to options then outstanding.

i4 Plan

Under the i4 Plan, adopted by the Board of Directors in fiscal 2002, a total of 1,200,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan), of which 338,478 shares were available for grants as of June 30, 2005. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2005, no shares were granted under the i4 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The i4 Plan provides for acceleration of vesting of awards in the event of a change in control. The i4 Plan expires on October 31, 2007, except with respect to options then outstanding.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements of the Company and Report of Independent Accountants as set forth in Item 8 of this report are filed herein.

Report of Independent Registered Public Accounting Firm

Management’s Reports

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2005 and 2004.

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2005.

AmeriCredit Corp.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLIFTON H. MORRIS, JR. Clifton H. Morris, Jr.	Director and Chairman of the Board	September 12, 2005

/s/ DANIEL E. BERCE Daniel E. Berce	Director, President and Chief Executive Officer	September 12, 2005

/s/ CHRIS A. CHOATE Chris A. Choate	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	September 12, 2005

/s/ JOHN R. CLAY John R. Clay	Director	September 12, 2005

/s/ A.R. DIKE A.R. Dike	Director	September 12, 2005

/s/ JAMES H. GREER James H. Greer	Director	September 12, 2005

/s/ DOUGLAS K. HIGGINS Douglas K. Higgins	Director	September 12, 2005

/s/ KENNETH H. JONES, JR. Kenneth H. Jones, Jr.	Director	September 12, 2005

/s/ B.J. MCCOMBS B.J. McCombs	Director	September 12, 2005

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3(4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(27)	Bylaws of the Company, as amended through June 30, 2003 (Exhibit 3.4)

4.1(3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2(9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1(11)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

10.1(2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2(3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3(13)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.3.1(25)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.4(3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2(12)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.5(3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.5.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

10.6(27)	Employment Agreement, dated July 1, 1997, between the Company and Chris A. Choate, as amended by Amendment No. 1, dated July 1, 1998 (Exhibit 10.6)

10.7(27)	Employment Agreement, dated March 25, 1998, between the Company and Mark Floyd (Exhibit 10.7)

10.8(22)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.8.1(22)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.9(5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

INDEX TO EXHIBITS

(Continued)

10.9.1(8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.2(37)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Clifton H. Morris, Jr. (Exhibit 99.2)

10.9.3(37)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Daniel E. Berce (Exhibit 99.3)

10.10(6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

10.10.1(14)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.11(10)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.11.1(14)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.11(36)	Amendment No. 2 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Appendix B to Proxy Statement)

10.12(26)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.13(16)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.13(36)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.14(17)	i4 Gold Stock Option Program

10.14.1(25)	Amended and Restated i4 Gold Stock Option Program

10.15(18)	Management Stock Option Plan of AmeriCredit Corp.

10.16(19)	AmeriCredit Corp. Employee Stock Purchase Plan

10.16.1(20)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.2(21)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.3(31)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

10.17(15)

Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.2)

10.17.1(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Sale and Servicing Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; Supplement No. 3, dated March 5, 2003, to Amended and Restated Indenture, dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas; Amendment No. 2, dated March 5, 2003, to Annex A to the Amended and Restated Indenture and the Amended and Restated Sale and Servicing Agreement; and Amendment No. 1, dated March 5, 2003, to the Amended and Restated Custodian Agreement, dated February 22, 2002 (Exhibit 10.16)

10.17.2(29)

Second Amended and Restated Sale and Servicing Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA (Exhibit 10.10)

INDEX TO EXHIBITS

(Continued)

10.17.3(32)

Amendment No. 1, dated June 2, 2004, to the Second Amended and Restated Sale and Servicing Agreement, dated November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; and Supplement No. 1, dated June 2, 2004, to Second Amended and Restated Indenture, dated November 5, 2003, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas (Exhibit 10.17.3)

10.18(15)

Annex A to the Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.3)

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

10.20(27)

Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.29)

10.20.1(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.59)

10.20.2(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.60)

10.20.3(24)

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.22)

INDEX TO EXHIBITS

(Continued)

10.20.4(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.20.5(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.20.6(29)

Second Amended and Restated Class A-1 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.4)

10.21(27)

Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.30)

10.21.1(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.61)

10.21.2(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.62)

10.21.3(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.18)

10.21.4(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10,18)

10.21.5(29)

Second Amended and Restated Class A-2 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.5)

10.22(32)

Second Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 10.22)

10.22.1(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.63)

INDEX TO EXHIBITS

(Continued)

10.22.2(22)

Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.64)

10.22.3(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 10.19)

10.22.4(29)

Second Amended and Restated Class B Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.6)

10.23(29)

Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.32)

10.23.1(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.20)

10.23.2(29)

Second Amended and Restated Class C Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.7)

10.24(27)

Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.53)

10.24.1(24)

Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.21)

10.24.2(24)

Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.23)

10.24.3(29)

Second Amended and Restated Class S Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.8)

INDEX TO EXHIBITS

(Continued)

10.24.4(35)

Letter Agreement dated November 3, 2004 between AmeriCredit Financial Services, Inc. and Deutsche Bank Trust Company Americas, extending the Commitment Termination Dates to the Class A-1, Class A-2, Class B and Class C Second Amended and restated Note Purchase Agreements, dated November 5, 2003, concerning the AmeriCredit Master Trust warehouse credit facility (Exhibit 99.1)

10.24.5(35)

Letter Agreement dated November 3, 2004 between AmeriCredit Financial Services, Inc. and Deutsche Bank Trust Company Americas, extending the Commitment Termination Date to the Class S Second Amended and restated Note Purchase Agreement, dated November 5, 2003, concerning the AmeriCredit Master Trust warehouse credit facility (Exhibit 99.2)

10.24.6(35)

Amendment No. 2, dated November 3, 2004, to the Second Amended and Restated Sale and Servicing Agreement, dated November 5, 2004, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and JPMorgan Chase Bank; Supplement No. 2, dated November 3, 2004, to Second Amended and Restated Indenture, dated November 5, 2003, among AmeriCredit Master Trust, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas; Amendment No. 1, dated November 3, 2004, to the Second Amended and Restated Custodian Agreement, dated November 5, 2003, among AmeriCredit Master Trust, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas; and Amendment No. 1, dated November 3, 2004, to Annex A to the Second Amended and Restated Indenture and the Amended and Second Amended and Restated Sale and Servicing Agreement (Exhibit 99.3)

10.25(33)

Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp., and Wells Fargo Bank, National Association, as collateral agent and securities intermediary (Exhibit 10.2)

10.25.1(33)

Note Purchase Agreement, dated August 19, 2004, among AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., Sheffield Receivables Corporation, and Barclays Bank, PLC, as agent (Exhibit 110.3)

10.25.2(33)

Servicing and Custodian Agreement, dated August 19, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit Repurchase Trust, Wells Fargo Bank, National Association, as collateral agent and backup servicer, and Barclays Bank, PLC, as agent (Exhibit 10.4)

10.26(34)	Security Agreement dated as of October 1, 2004, among AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank (Exhibit 10.1)

10.26.1(34)	Servicing and Custodian Agreement dated as of October 1, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust IV and JPMorgan Chase Bank (Exhibit 10.2)

10.26.2(34)

Master Receivables Purchase Agreement dated as of October 1, 2004, among AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank (Exhibit 10.3)

10.26.3(34)

Insurance Agreement dated as of October 1, 2004, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank (Exhibit 10.4)

10.27(22)

Pooling and Servicing Agreement, dated as of May 17, 2002, between AmeriCredit Canada 2002-A Corp., Merrill Lynch Financial Assets Inc., AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and The Trust Company of Bank of Montreal (Exhibit 10.68)

INDEX TO EXHIBITS

(Continued)

10.28(22)

Seller’s Representation and Indemnity Covenant, dated as of May 10, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Corp., Merrill Lynch Financial Assets Inc. and Merrill Lynch Canada Inc. (Exhibit 10.69)

10.29(22)	Indenture, dated June 19, 2002, between AmeriCredit Corp. and subsidiaries and Bank One, NA, with respect to 9 1/4% Senior Notes due 2009 (Exhibit 10.71)

10.30(23)	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.1)

10.31(23)

Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.2)

10.32(23)	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company (Exhibit 10.3)

10.33(23)	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust (Exhibit 10.4)

10.34(23)

Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.5)

10.35(23)	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc. (Exhibit 10.11)

10.36(27)

Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.53)

10.36.1(24)

Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.14)

10.36.2(28)

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

10.36.3(29)

Amendment No. 3 to Credit Agreement, dated November 12, 2003, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc., the Financial Institutions from time to time party thereto, Deutsche Bank AG, New York Branch, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas (Exhibit 10.11)

10.36.4(30)

Amendment No. 4, dated March 30, 2004, to the Credit Agreement dated August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., the Lenders thereto, Deutsche Bank AG and Deutsche Bank Trust Company Americas (Exhibit 10.1)

INDEX TO EXHIBITS

(Continued)

10.37(27)

Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.54)

10.37.1(24)

First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.15)

10.38(27)	Separation Agreement, dated April 22, 2003, between AmeriCredit Corp. and Michael R. Barrington (Exhibit 10.55)

10.39(36)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.40(29)	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA (Exhibit 10.12)

10.41(37)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

10.42(38)	Revised Form of Stock Appreciation Rights Agreement (Exhibit 10.1)

12.1(@)	Statement Re Computation of Ratios

21.1(@)	Subsidiaries of the Registrant

23.1(@)	Consent of Independent Registered Public Accounting Firm

31.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.

(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(13)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.
(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.
(16)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(20)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(22)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.
(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.
(24)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the Company with the Securities and Exchange Commission.
(25)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission
(26)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(27)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.
(28)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.

(29)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.
(30)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.
(31)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 18, 2003, by the Company with the Securities and Exchange Commission (Exhibit 4.4.3)
(32)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.
(33)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by the Company with the Securities and Exchange Commission.
(34)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed by the Company with the Securities and Exchange Commission.
(35)	Filed as an exhibit to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on October 4, 2004.
(36)	Filed as an exhibit to the Proxy Statement, filed on Form DEF 14A with the Securities and Exchange Commission on September 28, 2004.
(37)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2004.
(38)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed by the Company with the Securities and Exchange Commission.
(@)	Filed herewith.