Form 10-Q
period 2005-09-30
AMERICREDIT CORP
filed 2005-11-08
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 136,791,005 shares of common stock, $0.01 par value outstanding as of October 31, 2005.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2005	June 30, 2005
ASSETS

Cash and cash equivalents	$692,476	$663,501
Finance receivables, net	8,857,389	8,297,750
Interest-only receivables from Trusts	15,745	29,905
Investments in Trust receivables	181,903	239,446
Restricted cash - gain on sale Trusts	201,367	272,439
Restricted cash - securitization notes payable	674,600	633,900
Restricted cash - warehouse credit facilities	271,849	455,426
Property and equipment, net	59,406	92,000
Deferred income taxes	62,883	53,759
Other assets	218,048	208,912

Total assets	$11,235,666	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities	$1,104,740	$990,974
Securitization notes payable	7,377,648	7,166,028
Senior notes	166,841	166,755
Convertible senior notes	200,000	200,000
Funding payable	235,573	158,210
Accrued taxes and expenses	145,914	133,736
Other liabilities	15,583	9,419

Total liabilities	9,246,299	8,825,122

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 167,077,363 and 166,808,056 shares issued	1,671	1,668
Additional paid-in capital	1,160,514	1,150,612
Accumulated other comprehensive income	41,192	33,565
Retained earnings	1,387,667	1,333,634

	2,591,044	2,519,479

Treasury stock, at cost (29,257,188 and 21,180,057 shares)	(601,677)	(397,563)

Total shareholders’ equity	1,989,367	2,121,916

Total liabilities and shareholders’ equity	$11,235,666	$10,947,038

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2005	2004
Revenue
Finance charge income	$373,736	$269,928
Servicing income	25,341	59,357
Other income	21,186	10,671

	420,263	339,956

Costs and expenses
Operating expenses	77,865	74,001
Provision for loan losses	165,860	98,716
Interest expense	90,271	57,516
Restructuring charges, net	159	506

	334,155	230,739

Income before income taxes	86,108	109,217

Income tax provision	32,075	40,410

Net income	54,033	68,807

Other comprehensive income (loss)
Unrealized losses on credit enhancement assets	(4,008)	(13,503)
Unrealized gains (losses) on cash flow hedges	8,206	(2,098)
Foreign currency translation adjustment	4,991	5,293
Income tax (provision) benefit	(1,562)	6,027

Other comprehensive income (loss)	7,627	(4,281)

Comprehensive income	$61,660	$64,526

Earnings per share
Basic	$0.38	$0.44

Diluted	$0.35	$0.41

Weighted average shares outstanding	142,735,494	155,611,880

Weighted average shares and assumed incremental shares	157,590,746	170,306,676

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$54,033	$68,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,859	8,998
Provision for loan losses	165,860	98,716
Deferred income taxes	(9,109)	1,468
Accretion of present value discount	(11,663)	(27,126)
Impairment of credit enhancement assets	457	91
Stock-based compensation expense	4,203	629
Other	(711)	(751)
Distributions from gain on sale Trusts, net of swap payments	143,018	100,282
Changes in assets and liabilities:
Other assets	8,366	23,282
Accrued taxes and expenses	11,856	4,796

Net cash provided by operating activities	373,169	279,192

Cash flows from investing activities
Purchases of receivables	(1,621,939)	(1,178,422)
Principal collections and recoveries on receivables	976,538	715,698
Purchases of property and equipment	(902)	(635)
Sale of property	34,807
Change in restricted cash - securitization notes payable	(40,256)	(31,940)
Change in restricted cash - warehouse credit facilities	183,577	(297,601)
Change in other assets	2,240	22,235

Net cash used by investing activities	(465,935)	(770,665)

Cash flows from financing activities
Net change in warehouse credit facilities	113,766	521,532
Issuance of securitization notes payable	1,100,000	800,000
Payments on securitization notes payable	(889,615)	(669,787)
Debt issuance costs	(3,532)	(5,194)
Repurchase of common stock	(204,114)	(67,831)
Net proceeds from issuance of common stock	3,407	19,586
Other net changes	(153)	(3,098)

Net cash provided by financing activities	119,759	595,208

Net increase in cash and cash equivalents	26,993	103,735

Effect of Canadian exchange rate changes on cash and cash equivalents	1,982	1,088

Cash and cash equivalents at beginning of period	663,501	421,450

Cash and cash equivalents at end of period	$692,476	$526,273

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of AmeriCredit Corp. and its wholly-owned subsidiaries (the “Company”), including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation.

The consolidated financial statements as of September 30, 2005, and for the three months ended September 30, 2005 and 2004, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Stock-based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the three months ended September 30, 2005 and 2004, the Company has recorded total stock-based compensation expense of $4.2 million ($2.6 million net of tax) and $787,000 ($496,000 net of tax), respectively. Included in total stock-based compensation expense for the three months ended September 30, 2005, is an additional $1.6 million as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that vest subsequent to June 30, 2005. The remaining estimated pretax amortization on these outstanding options of $2.9 million will be recognized through December 31, 2006. The consolidated statement of income for the three months ended September 30, 2004, has not been restated to reflect the amortization of these options. The fair value of the outstanding options that vested during the three months ended September 30, 2005, was immaterial.

The tax benefit of the stock option expense of $1.3 million for the three months ended September 30, 2005, has been included in other net changes as a cash inflow from financing activities on the consolidated statement of cash flows.

On July 1, 2003, the Company adopted the fair value recognition provision of SFAS 123, prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Three Months Ended September 30, 2004
Net income as reported	$68,807
Add: Stock-based compensation expense included in reported net income, net of related tax effects	496
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(4,314)

Pro forma net income	$64,989

Earnings per share:
Basic - as reported	$0.44

Basic - pro forma	$0.42

Diluted - as reported	$0.41

Diluted - pro forma	$0.39

There were no stock-based compensation arrangements granted or modified during the three months ended September 30, 2005 and 2004.

Diluted Earnings Per Share

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF 04-8 to change the effect of contingently convertible debt within the dilutive earnings per share calculation. This change, which became effective for the three months ended December 31, 2004, resulted in the Company’s convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 required retroactive application beginning with the three months ended December 31, 2003, which was the first quarter the Company’s convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share decreased from $0.43 to $0.41 per share for the three months ended September 30, 2004.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2005	June 30, 2005
Finance receivables unsecuritized, net of fees	$1,245,689	$845,061
Finance receivables securitized, net of fees	8,217,194	7,993,907
Less nonaccretable acquisition fees	(203,687)	(199,810)
Less allowance for loan losses	(401,807)	(341,408)

	$8,857,389	$8,297,750

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $939.6 million and $607.7 million pledged under the Company’s warehouse credit facilities as of September 30 and June 30, 2005, respectively.

The accrual of finance charge income has been suspended on $514.5 million and $378.3 million of delinquent finance receivables as of September 30 and June 30, 2005, respectively.

Finance contracts are generally purchased by the Company from auto dealers without recourse, and accordingly, the dealer usually has no liability to the Company if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, the Company may charge the dealer a non-refundable acquisition fee when purchasing individual finance contracts. The Company recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, the Company records a discount on finance receivables repurchased upon the exercise of a cleanup call option from its gain on sale securitization transactions and accounts for such discounts as nonaccretable discounts available to cover losses inherent in the repurchased finance receivables.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Balance at beginning of period	$199,810	$176,203
Purchases of receivables	7,589	4,988
Net charge-offs	(3,712)	(4,554)

Balance at end of period	$203,687	$176,637

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Balance at beginning of period	$341,408	$242,208
Provision for loan losses	165,860	98,716
Net charge-offs	(105,461)	(70,427)

Balance at end of period	$401,807	$270,497

NOTE 3 - SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from the Trusts is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Receivables securitized	$1,189,191	$874,318
Net proceeds from securitization	1,100,000	800,000
Servicing fees:
Sold	14,135	32,322
Secured financing (a)	50,917	39,680
Distributions from Trusts, net of swap payments:
Sold	143,018	100,282
Secured financing	153,115	150,660

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of September 30 and June 30, 2005, the Company was servicing $9,808.1 million and $10,157.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

NOTE 4 - CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	September 30, 2005	June 30, 2005
Interest-only receivables from Trusts	$15,745	$29,905
Investments in Trust receivables	181,903	239,446
Restricted cash - gain on sale Trusts	201,367	272,439

	$399,015	$541,790

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Balance at beginning of period	$541,790	$1,062,322
Distributions from Trusts	(143,018)	(103,229)
Accretion of present value discount	1,819	16,777
Other-than-temporary impairment	(457)	(91)
Change in unrealized gain	(1,358)	(8,027)
Foreign currency translation adjustment	239	512

Balance at end of period	$399,015	$968,264

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	September 30, 2005	June 30, 2005
Cumulative credit losses	12.6% - 14.9%	12.4% - 14.8%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 5 - WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	September 30, 2005	June 30, 2005
Commercial paper facility	$31,660
Medium term note facility	650,000	$650,000
Repurchase facility	230,182	215,613
Near prime facility	192,898	125,361

	$1,104,740	$990,974

Further detail regarding terms and availability of the warehouse credit facilities as of September 30, 2005, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2007 (a)(b)	$1,950,000	$31,660	$34,908	$1,000
Medium term note:
October 2007 (a)(c)	650,000	650,000	475,489	224,089
Repurchase facility:
August 2006 (a)	500,000	230,182	227,541	6,546
Near prime facility:
July 2006 (a)	400,000	192,898	201,644	1,982

	$3,500,000	$1,104,740	$939,582	$233,617

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $38.2 million which is also included in restricted cash - warehouse credit facilities on the consolidated balance sheets.

In November 2005, the Company renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2006 and the $1,800.0 million three year maturity to November 2008.

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

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2005, all of the Company’s warehouse credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $8.6 million and $9.6 million as of September 30 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 - SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $22.8 million and $23.3 million as of September 30 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$450,057	$417,672
C2002-1 Canada (a)	December 2009	137,000	5.5%	49,301	20,516
2003-A-M	November 2009	1,000,000	2.6%	320,798	282,733
2003-B-X	January 2010	825,000	2.3%	281,556	248,811
2003-C-F	May 2010	915,000	2.8%	342,537	301,186
2003-D-M	August 2010	1,200,000	2.3%	524,304	449,532
2004-A-F	February 2011	750,000	2.3%	350,824	307,783
2004-B-M	March 2011	900,000	2.2%	481,122	415,941
2004-1 (b)	July 2010	575,000	3.7%	399,505	295,577
2004-C-A	May 2011	800,000	3.2%	566,577	495,615
2004-D-F	July 2011	750,000	3.1%	572,364	512,101
2005-A-X	October 2011	900,000	3.7%	750,254	673,340
2005-1	May 2011	750,000	4.5%	666,211	629,402
2005-B-M	May 2012	1,350,000	4.1%	1,313,048	1,227,467
2005-C-F	June 2012	1,100,000	4.5%	1,148,736	1,099,972

		$13,652,000		$8,217,194	$7,377,648

(a)	Note balances do not include $25.7 million of asset-backed securities issued and retained by the Company as of September 30, 2005. The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(b)	Note balances do not include $7.4 million of asset-backed securities retained by the Company as of September 30, 2005.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2005, the Company had interest rate swap agreements associated with its securitization Trusts and its medium term note facility with underlying notional amounts of $1,554.3 million and $1,722.1 million, respectively. The fair value of the Company’s interest rate swap agreements of $16.2 million and $7.3 million as of September 30 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $14.5 million and $6.3 million included in accumulated other comprehensive income as of September 30 and June 30, 2005, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three month periods ended September 30, 2005 and 2004. The Company estimates approximately $11.0 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of September 30 and June 30, 2005, the Company had interest rate cap agreements with underlying notional amounts of $1,902.7 million and $1,219.0 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $4.1 million and $1.3 million as of September 30 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $4.0 million and $1.1 million as of September 30 and June 30, 2005, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30 and June 30, 2005, these restricted cash accounts totaled $4.5 million and $6.7 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The carrying value of the senior notes and convertible senior notes was $366.8 million as of September 30 and June 30, 2005, respectively. See guarantor consolidating financial statements in Note 14.

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

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder as well as violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the

Company to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The plaintiff also alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

On September 30, 2005, the Court issued an Order that the Company’s and the individual defendants motion to dismiss should be partially granted and partially denied and that the plaintiff should be given one final opportunity to re-plead the complaint only as to those claims brought pursuant to the Securities Act of 1933. The Court dismissed the claims alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to the Court’s Order, on October 28, 2005, the plaintiff filed a second amended consolidated complaint concerning the Securities Act of 1933 claims.

The Company believes that the claims alleged in the Pierce lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in the best interests of the Company. Accordingly, the Company has filed a Motion to Dismiss each derivative complaint. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

NOTE 9 - COMMON STOCK

During the three months ended September 30, 2005, the Company repurchased 8,077,131 shares of its common stock at an average cost of $25.27 per share, under stock repurchase plans approved by the Board of Directors since April 2004. During October 2005, the Company repurchased an additional 1,131,131 shares of its common stock at an average cost of $23.16 per share. On October 25, 2005, the Company announced the approval of another stock repurchase plan by its Board of Directors. The new stock repurchase plan authorizes the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions based on market conditions. As of October 31, 2005, the Company has remaining authorization to repurchase $375.0 million of its common stock.

NOTE 10 - STOCK-BASED COMPENSATION

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

Total unamortized stock-based compensation was $25.5 million at September 30, 2005, and will be recognized over the weighted average service period of 1.7 years.

Employee Plans

A summary of stock option activity under the Company’s employee plans for the three months ended September 30, 2005, is as follows (in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2005	7,569	$15.39
Exercised	(269)	12.65
Canceled/forfeited	(94)	16.83

Outstanding at September 30, 2005	7,206	$15.47	$60,513

Options exercisable at September 30, 2005	5,961	$16.49	$43,999

Cash received from exercise of options for the three months ended September 30, 2005, was $3.4 million. Options exercised are issued as new shares. The total intrinsic value of options exercised during the three months ended September 30, 2005, was $3.4 million.

Non-Employee Director Plans

Stock options outstanding and exercisable under the Company’s non-employee director plans remained at 270,000 shares with no activity for the three months ended September 30, 2005. These shares have a weighted average exercise price of $14.57 and an aggregate intrinsic value of $2.5 million.

Key Executive Officer Plans

Stock options outstanding and exercisable under the Company’s key executive officer plans remained at 2,672,000 shares with no activity for the three months ended September 30, 2005. These shares have a weighted average exercise price of $11.40 and an aggregate intrinsic value of $33.3 million.

Restricted stock grants totaling 587,500 shares with an approximate aggregate market value of $14.1 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years. The restricted stock granted is subject to a vesting schedule of 25% in March 2006, 25% in March 2007 and 50% in March 2008. Compensation expense recognized for restricted stock grants was $1.0 million for the three months ended September 30, 2005. As of September 30 and June 30, 2005, unamortized compensation expense, which is included in additional paid-in capital, related to the restricted stock awards was $10.9 million and $12.6 million, respectively. A summary of the status of non-vested restricted stock for the three months ended September 30, 2005, is presented below:

Non-vested restricted stock at June 30, 2005	577,300
Forfeited	(18,000)

Non-vested restricted stock at September 30, 2005	559,300

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Stock appreciation rights with respect to 640,000 shares are subject to vesting schedules of 25% that vested in June 2005, 25% that will vest in March 2007 and 50% that will vest in March 2008. The remaining stock appreciation rights are subject to vesting schedules of 25% in March 2006, 25% in March 2007 and 50% in March 2008. Compensation expense recognized for stock appreciation rights was $0.8 million for the three months ended September 30, 2005. As of September 30 and June 30, 2005, unamortized compensation expense related to the rights was $7.9 million and $8.7 million, respectively. A summary of the status of non-vested stock appreciation rights for the three months ended September 30, 2005, is presented below:

Non-vested stock appreciation rights at June 30, 2005	520,600
Forfeited	(2,900)

Non-vested stock appreciation rights at September 30, 2005	517,700

NOTE 11 - RESTRUCTURING CHARGES

The Company recognized restructuring charges of $159,000 and $506,000 during the three months ended September 30, 2005 and 2004, respectively, relating to a revision of assumed lease costs for office space and collections centers in connection with the Company’s restructuring activities during the years ended June 30, 2004 and 2003.

As of September 30, 2005, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $13.5 million of contract termination and other associated costs. Total costs incurred to date in connection with the revision of the Company’s operating plan in February 2003 includes $18.8 million in personnel-related costs, $26.5 million of contract termination costs and $28.3 million in other associated costs. The accruals remain for contract term and other associated costs which are long term liabilities.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the three months ended September 30, 2005, is as follows (in thousands):

	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2005	$13,498	$2,959	$16,457
Cash settlements	(842)		(842)
Non-cash settlements	(352)	(90)	(442)
Adjustments	159		159

Balance at September 30, 2005	$12,463	$2,869	$15,332

NOTE 12 - EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Net income	$54,033	$68,807
Interest expense related to convertible senior notes, net of related tax effects	715	715

Adjusted net income	$54,748	$69,522

Weighted average shares outstanding	142,735,494	155,611,880

Incremental shares resulting from assumed conversions:
Stock-based compensation	3,331,719	3,276,978
Warrants	818,328	712,613
Convertible senior notes	10,705,205	10,705,205

	14,855,252	14,694,796

Weighted average shares and assumed incremental shares	157,590,746	170,306,676

Earnings per share:
Basic	$0.38	$0.44

Diluted	$0.35	$0.41

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to the Company’s convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to the Company’s outstanding stock-based compensation and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million and 1.0 million shares of common stock at September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of the Company’s convertible senior notes on assumed incremental shares. As required by EITF 04-8, assumed incremental shares for the three months ended September 30, 2004, were retroactively adjusted for the impact of the convertible senior notes.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Interest costs (none capitalized)	$79,479	$50,747
Income taxes	23,486	32,085

NOTE 14 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$686,680	$5,796		$692,476
Finance receivables, net		255,086	8,602,303		8,857,389
Interest-only receivables from Trusts			15,745		15,745
Investments in Trust receivables		155	181,748		181,903
Restricted cash - gain on sale Trusts		4,008	197,359		201,367
Restricted cash - securitization notes payable			674,600		674,600
Restricted cash - warehouse credit facilities			271,849		271,849
Property and equipment, net	$6,777	52,628	1		59,406
Deferred income taxes	(6,364)	15,327	53,920		62,883
Other assets	5,829	153,838	59,285	$(904)	218,048
Due from affiliates	991,242		733,859	(1,725,101)
Investment in affiliates	1,439,154	2,359,295	452,129	(4,250,578)

Total assets	$2,436,638	$3,527,017	$11,248,594	$(5,976,583)	$11,235,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,104,740		$1,104,740
Securitization notes payable			7,425,276	$(47,628)	7,377,648
Senior notes	$166,841				166,841
Convertible senior notes	200,000				200,000
Funding payable		$235,129	444		235,573
Accrued taxes and expenses	74,737	25,499	46,582	(904)	145,914
Other liabilities	5,693	9,890			15,583
Due to affiliates		1,703,176		(1,703,176)

Total liabilities	447,271	1,973,694	8,577,042	(1,751,708)	9,246,299

Shareholders’ equity:
Common stock	1,671	75,355	30,627	(105,982)	1,671
Additional paid-in capital	1,160,514	75,670	791,018	(866,688)	1,160,514
Accumulated other comprehensive income	41,192	22,111	34,042	(56,153)	41,192
Retained earnings	1,387,667	1,380,187	1,815,865	(3,196,052)	1,387,667

	2,591,044	1,553,323	2,671,552	(4,224,875)	2,591,044
Treasury stock	(601,677)				(601,677)

Total shareholders’ equity	1,989,367	1,553,323	2,671,552	(4,224,875)	1,989,367

Total liabilities and shareholders’ equity	$2,436,638	$3,527,017	$11,248,594	$(5,976,583)	$11,235,666

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2005

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$663,501			$663,501
Finance receivables, net		213,175	$8,084,575		8,297,750
Interest-only receivables from Trusts			29,905		29,905
Investments in Trust receivables		1,094	238,352		239,446
Restricted cash - gain on sale Trusts		3,805	268,634		272,439
Restricted cash - securitization notes payable			633,900		633,900
Restricted cash - warehouse credit facilities			455,426		455,426
Property and equipment, net	$6,860	85,139	1		92,000
Deferred income taxes	(46,264)	13,240	86,783		53,759
Other assets	6,270	154,906	58,080	$(10,344)	208,912
Due from affiliates	1,196,054		1,161,307	(2,357,361)
Investment in affiliates	1,385,395	2,886,483	330,277	(4,602,155)

Total assets	$2,548,315	$4,021,343	$11,347,240	$(6,969,860)	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$990,974		$990,974
Securitization notes payable			7,218,487	$(52,459)	7,166,028
Senior notes	$166,755				166,755
Convertible senior notes	200,000				200,000
Funding payable		$157,615	595		158,210
Accrued taxes and expenses	52,642	39,658	51,780	(10,344)	133,736
Other liabilities	7,002	2,417			9,419
Due to affiliates		2,329,302		(2,329,302)

Total liabilities	426,399	2,528,992	8,261,836	(2,392,105)	8,825,122

Shareholders’ equity:
Common stock	1,668	75,355	30,627	(105,982)	1,668
Additional paid-in capital	1,150,612	75,670	1,263,713	(1,339,383)	1,150,612
Accumulated other comprehensive income	33,565	11,280	35,259	(46,539)	33,565
Retained earnings	1,333,634	1,330,046	1,755,805	(3,085,851)	1,333,634

	2,519,479	1,492,351	3,085,404	(4,577,755)	2,519,479
Treasury stock	(397,563)				(397,563)

Total shareholders’ equity	2,121,916	1,492,351	3,085,404	(4,577,755)	2,121,916

Total liabilities and shareholders’ equity	$2,548,315	$4,021,343	$11,347,240	$(6,969,860)	$10,947,038

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$24,894	$348,842		$373,736
Servicing income		15,150	10,191		25,341
Other income	$15,727	278,231	586,194	$(858,966)	21,186
Equity in income of affiliates	50,141	60,060		(110,201)

	65,868	378,335	945,227	(969,167)	420,263

Costs and expenses
Operating expenses	4,126	21,822	51,917		77,865
Provision for loan losses		20,977	144,883		165,860
Interest expense	5,399	291,124	652,714	(858,966)	90,271
Restructuring charges		159			159

	9,525	334,082	849,514	(858,966)	334,155

Income before income taxes	56,343	44,253	95,713	(110,201)	86,108

Income tax provision	2,310	(5,888)	35,653		32,075

Net income	$54,033	$50,141	$60,060	$(110,201)	$54,033

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$54,033	$50,141	$60,060		$(110,201)	$54,033
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		615	2,704	3,540			6,859
Provision for loan losses			20,977	144,883			165,860
Deferred income taxes		(38,944)	(5,845)	35,680			(9,109)
Accretion of present value discount			(117)	(11,546)			(11,663)
Impairment of credit enhancement assets			268	189			457
Stock-based compensation expense		4,203					4,203
Other			(564)	(147)			(711)
Distributions from gain on sale Trusts, net of swap payments			706	142,312			143,018
Equity in income of affiliates		(50,141)	(60,060)			110,201
Changes in assets and liabilities:
Other assets		(1)	4,599	3,768			8,366
Accrued taxes and expenses		22,095	(4,637)	(5,602)			11,856

Net cash (used) provided by operating activities		(8,140)	8,172	373,137			373,169

Cash flows from investing activities:
Purchases of receivables			(1,621,939)	(1,616,023)		1,616,023	(1,621,939)
Principal collections and recoveries on receivables			13,457	963,081			976,538
Net proceeds from sale of receivables			1,616,023			(1,616,023)
Purchases of property and equipment			(902)				(902)
Sale of property			34,807				34,807
Change in restricted cash - securitization notes payable				(40,256)			(40,256)
Change in restricted cash - warehouse credit facilities				183,577			183,577
Change in other assets			2,240				2,240
Net change in investment in affiliates		(982)	594,546	(121,850)		(471,714)

Net cash provided (used) by investing activities		(982)	638,232	(631,471)		(471,714)	(465,935)

Cash flows from financing activities:
Net change in warehouse credit facilities				113,766			113,766
Issuance of securitization notes payable				1,100,000			1,100,000
Payments on securitization notes payable				(889,615)			(889,615)
Debt issuance costs		(5)		(3,527)			(3,532)
Repurchase of common stock		(204,114)					(204,114)
Net proceeds from issuance of common stock		3,407		(472,695)		472,695	3,407
Other net changes		31	(184)				(153)
Net change in due (to) from affiliates		204,812	(624,669)	416,193		3,664

Net cash provided (used) by financing activities		4,131	(624,853)	264,122		476,359	119,759

Net (decrease) increase in cash and cash equivalents		(4,991)	21,551	5,788		4,645	26,993

Effect of Canadian exchange rate changes on cash and cash equivalents		4,991	1,628	8		(4,645)	1,982

Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$686,680	$5,796	$		$692,476

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2004

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$68,807	$68,647	$39,680		$(108,327)	$68,807
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		688	4,469	3,841			8,998
Provision for loan losses			(22,510)	121,226			98,716
Deferred income taxes		223,532	86,512	(308,576)			1,468
Accretion of present value discount			4,175	(31,301)			(27,126)
Impairment of credit enhancement assets				91			91
Stock-based compensation expense		629					629
Other			(9)	(742)			(751)
Distributions from gain on sale Trusts, net of swap payments			(860)	101,142			100,282
Equity in income of affiliates		(68,647)	(39,680)			108,327
Changes in assets and liabilities:
Other assets		1,801	16,502	4,979			23,282
Accrued taxes and expenses		8,709	(9,125)	5,212			4,796

Net cash provided (used) by operating activities		235,519	108,121	(64,448)			279,192

Cash flows from investing activities:
Purchases of receivables			(1,178,422)	(1,183,002)		1,183,002	(1,178,422)
Principal collections and recoveries on receivables			14,087	701,611			715,698
Net proceeds from sale of receivables			1,183,002			(1,183,002)
Purchases of property and equipment			(635)				(635)
Change in restricted cash - securitization notes payable				(31,940)			(31,940)
Change in restricted cash - warehouse credit facilities				(297,601)			(297,601)
Change in other assets			22,235				22,235
Net change in investment in affiliates		8,252	1,784,778	(122,974)		(1,670,056)

Net cash provided (used) by investing activities		8,252	1,825,045	(933,906)		(1,670,056)	(770,665)

Cash flows from financing activities:
Net change in warehouse credit facilities				521,532			521,532
Issuance of securitization notes payable				800,000			800,000
Payments on securitization notes payable				(669,787)			(669,787)
Debt issuance costs		(10)	(777)	(4,407)			(5,194)
Repurchase of common stock		(67,831)					(67,831)
Net proceeds from issuance of common stock		19,586		(1,646,380)		1,646,380	19,586
Other net changes		(2,872)	(226)				(3,098)
Net change in due (to) from affiliates		(197,937)	(1,830,530)	1,999,855		28,612

Net cash (used) provided by financing activities		(249,064)	(1,831,533)	1,000,813		1,674,992	595,208

Net (decrease) increase in cash and cash equivalents		(5,293)	101,633	2,459		4,936	103,735

Effect of Canadian exchange rate changes on cash and cash equivalents		5,293	712	19		(4,936)	1,088

Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$523,795	$2,478	$		$526,273

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a consumer finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. The Company generates revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by the Company. To fund the acquisition of receivables prior to securitization and to fund the repurchase of receivables pursuant to cleanup call options, the Company uses available cash and borrowings under its warehouse credit facilities. The Company earns finance charge income on the finance receivables and pays interest expense on borrowings under its warehouse credit facilities.

The Company periodically transfers receivables to securitization Trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At September 30, 2005, approximately 14% of the Company’s managed receivables were gain on sale receivables. The Company retains an interest in the securitization transactions in the form of credit enhancement assets, representing the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

RECENT DEVELOPMENTS

On November 7, 2005, the Company announced a definitive agreement for its operating subsidiary, AmeriCredit Financial Services, Inc., to acquire all of the outstanding capital stock of Bay View Acceptance Corporation (“BVAC”). BVAC is the auto finance subsidiary of Bay View Capital Corporation. The acquisition is an all-cash transaction that values BVAC at $62.5 million which was approximately book-value at June 30, 2005.

BVAC acquires retail auto installment contracts from auto dealers in 32 states offering specialized products, including extended term financing and larger advances, to customers with prime credit scores. As of June 30, 2005, it had approximately 33,000 customers and $684 million in managed auto receivables.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of September 30, 2005, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$60,549	$121,099

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that the Company’s credit loss assumptions will not increase.

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of September 30, 2005, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$5,877	$11,624
Discount rate	1,998	3,981

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

Stock-based compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the three months ended September 30, 2005 and 2004, the Company has recorded total stock-based compensation expense of $4.2 million ($2.6 million net of tax) and $787,000 ($496,000 net of tax), respectively. Included in total stock-based compensation expense for the three months ended September 30, 2005, is an additional $1.6 million as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that vest subsequent to June 30, 2005. The remaining estimated pretax amortization on these outstanding options of $2.9 million will be recognized through December 31, 2006. The consolidated statement of income for the three months ended September 30, 2004, has not been restated to reflect the amortization of these options. The fair value of the outstanding options that vested during the three months ended September 30, 2005, was immaterial.

On July 1, 2003, the Company adopted the fair value recognition provision of SFAS 123, prospectively for all awards granted, modified or settled after June 30, 2003.

The assumptions used to estimate the fair value of options granted or modified are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions would produce a different fair value for the options granted or modified and would impact the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% adverse change in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three months ended September 30, 2005 or 2004 since there were no stock-based compensation arrangements granted or modified during the three months ended September 30, 2005 and 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 as compared to Three Months Ended September 30, 2004

Changes in Finance Receivables:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Balance at beginning of period	$8,838,968	$6,782,280
Loans purchased	1,520,146	1,084,786
Loans repurchased from gain on sale Trusts	192,311	110,283
Liquidations and other	(1,088,542)	(791,387)

Balance at end of period	$9,462,883	$7,185,962

Average finance receivables	$9,050,440	$6,952,426

The increase in loans purchased during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, was due to the addition of staff in the Company’s branch office network and related areas in order to support new loan growth. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of September 30, 2005 and 2004, the Company operated 88 and 89 branch offices, respectively.

The average new loan size was $17,509 for the three months ended September 30, 2005, compared to $17,048 for the three months ended September 30, 2004. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2005, increased to 16.4% from 16.2% during the three months ended September 30, 2004, due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Finance charge income	$373,736	$269,928
Other income	21,186	10,671
Interest expense	(90,271)	(57,516)

Net margin	$304,651	$223,083

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended September 30,
	2005	2004
Finance charge income	16.4%	15.4%
Other income	0.9	0.6
Interest expense	(3.9)	(3.3)

Net margin as a percentage of average finance receivables	13.4%	12.7%

Revenue:

Finance charge income increased by 38% to $373.7 million for the three months ended September 30, 2005, from $269.9 million for the three months ended September 30, 2004, due to the increase in average finance receivables and an increase in the Company’s effective yield. The Company’s effective yield on its finance receivables increased to 16.4% for the three months ended September 30, 2005, from 15.4% for the three months ended September 30, 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of the Company’s finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Servicing income consists of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Servicing fees	$14,135	$32,322
Other-than-temporary impairment	(457)	(91)
Accretion	11,663	27,126

	$25,341	$59,357

Average gain on sale receivables	$1,970,313	$4,727,627

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.8% and 2.7%, annualized, of average gain on sale receivables for the three months ended September 30, 2005 and 2004, respectively.

Other-than-temporary impairment of $457,000 and $91,000 for the three months ended September 30, 2005 and 2004, respectively, resulted from higher than forecasted net losses in certain Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $11.7 million, or 9.6%, on an annualized basis, of average credit enhancement assets, and $27.1 million, or 10.6%, on an annualized basis, of average credit enhancement assets, during the three months ended September 30, 2005 and 2004, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as a percentage of average credit enhancements was lower during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, as a result of more securitization transactions incurring other-than-temporary impairments.

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Investment income	$12,118	$3,110
Late fees and other income	9,068	7,561

	$21,186	$10,671

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Costs and Expenses:

Operating expenses increased to $77.9 million for the three months ended September 30, 2005, from $74.0 million for the three months ended September 30, 2004, due to increased costs to support greater origination volume.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2005 and 2004, reflect inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $165.9 million for the three months ended September 30, 2005, from $98.7 million for the three months ended September 30, 2004, as a result of increased origination volume, charges related to Hurricane Katrina and higher overall reserve levels. As an annualized percentage of average finance receivables, the provision for loan losses was 7.3% and 5.6% for the three months ended September 30, 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the three months ended September 30, 2005, because of two factors: first, the impact of Hurricane Katrina; and second, an increase in estimated losses inherent in the portfolio. In August 2005 Hurricane Katrina struck the Gulf Coast causing extensive damage. Collateral supporting finance receivables in certain parts of Alabama, Louisiana and Mississippi was damaged or destroyed by the storm. Additionally, job displacement and transition issues related to the disaster caused a rise in inherent losses on finance receivables in areas affected by the storm. The Company recorded a $10.0 million (0.4%, as an annualized percentage of average finance receivables) provision for loan losses during the three months ended September 30, 2005, for the estimated impact of the storm. The Company also raised its estimate of losses inherent in the portfolio at September 30, 2005, in light of current economic factors. This increase in probable credit losses resulted in higher provision for loan losses during the three months ended September 30, 2005. As a result of the higher provision for loan losses, the combined nonaccretable acquisition fees and allowance for loan losses against finance receivables increased to 6.4% as of September 30, 2005, from 6.1% as of June 30, 2005.

Interest expense increased to $90.3 million for the three months ended September 30, 2005, from $57.5 million for the three months ended September 30, 2004. Average debt outstanding was $8,458.5 million and $6,382.5 million for the three months ended September 30, 2005 and 2004, respectively. The Company’s effective rate of interest paid on its debt increased to 4.2% for the three months ended September 30, 2005, compared to 3.6% for the three months ended September 30, 2004, due to an increase in market interest rates.

The Company’s effective income tax rate was 37.2% and 37.0% for the three months ended September 30, 2005 and 2004, respectively.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Unrealized losses on credit enhancement assets	$(4,008)	$(13,503)
Unrealized gains (losses) on cash flow hedges	8,206	(2,098)
Canadian currency translation adjustment	4,991	5,293
Income tax (provision) benefit	(1,562)	6,027

	$7,627	$(4,281)

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Unrealized losses related to changes in credit loss assumptions	$(1,811)	$(5,509)
Unrealized gains (losses) related to changes in interest rates	453	(2,498)
Reclassification of unrealized gains into earnings through accretion	(2,650)	(5,496)

	$(4,008)	$(13,503)

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

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.6% to 14.9% as of September 30, 2005, from a range of 12.4% to 14.8% as of June 30, 2005. For the three months ended September 30, 2005, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $1.8 million and, for certain trusts, other-than-temporary impairment of $457,000. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.6% to 15.2% as of September 30, 2004, from a range of 12.4% to 14.9% as of June 30, 2004. For the three months ended September 30, 2004, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $5.5 million and, for certain trusts, other-than-temporary impairment of $91,000.

Unrealized gains related to changes in interest rates of $453,000 for the three months ended September 30, 2005, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations. Unrealized losses related to changes in interest rates of $2.5 million for the three months ended September 30, 2004, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to a decrease in forward interest rate expectations.

Net unrealized gains of $2.7 million and $5.5 million were reclassified into earnings through accretion during the three months ended September 30, 2005 and 2004, respectively.

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Unrealized gain related to changes in fair value	$8,484	$1,025
Reclassification of net unrealized gains into earnings	(278)	(3,123)

	$8,206	$(2,098)

Unrealized gains related to changes in fair value for the three months ended September 30, 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $5.0 million and losses of $5.3 million for the three months ended September 30, 2005 and 2004, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2005 and 2004. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2005
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$9,462,883	$1,590,943	$11,053,826

Nonaccretable acquisition fees	(203,687)
Allowance for loan losses	(401,807)

Receivables, net	$8,857,389

Number of outstanding contracts	742,413	190,330	932,743

Average carrying amount of outstanding contract (in dollars)	$12,746	$8,359	$11,851

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.4%

	June 30, 2005
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$8,838,968	$2,163,941	$11,002,909

Nonaccretable acquisition fees	(199,810)
Allowance for loan losses	(341,408)

Receivables, net	$8,297,750

Number of outstanding contracts	692,946	247,634	940,580

Average carrying amount of outstanding contract (in dollars)	$12,756	$8,738	$11,698

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.1%

The allowance for loan losses and nonaccretable acquisition fees increased to $605.5 million, or 6.4% of finance receivables, at September 30, 2005, from $541.2 million, or 6.1% of finance receivables, at June 30, 2005. The allowance for loan losses and nonaccretable acquisition fees increased as a result of higher finance receivables, charges related to Hurricane Katrina and overall higher reserve levels in light of current economic factors.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2005
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$499,643	5.3%	$160,685	10.1%	$660,328	6.0%
Greater than 60 days	209,599	2.2	76,548	4.8	286,147	2.6

	709,242	7.5	237,233	14.9	946,475	8.6
In repossession	33,911	0.4	10,157	0.6	44,068	0.4

	$743,153	7.9%	$247,390	15.5%	$990,543	9.0%

	September 30, 2004
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$337,415	4.7%	$416,312	9.7%	$753,727	6.6%
Greater than 60 days	135,332	1.9	174,683	4.1	310,015	2.7

	472,747	6.6	590,995	13.8	1,063,742	9.3
In repossession	23,476	0.3	27,509	0.6	50,985	0.4

	$496,223	6.9%	$618,504	14.4%	$1,114,727	9.7%

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

The Company has experienced improved credit performance on loans originated since February 2003 as result of tightened credit standards in connection with implementation of a revised operating plan. A greater percentage of total managed finance receivables at September 30, 2005, as compared to that same percentage at September 30, 2004, were originated since February 2003. Accordingly, total managed finance receivables 31 to 60 days and greater-than-60 days delinquent were lower at September 30, 2005, as compared to September 30, 2004. Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as well as the relative lower overall seasoning of such finance receivables. Delinquencies in finance receivables were higher at September 30, 2005, as compared to September 30, 2004, as a result of seasoning of the finance receivables.

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

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

	Three Months Ended September 30,
	2005	2004
Finance receivables (as a percentage of average finance receivables)	6.4%	4.7%

Gain on sale receivables (as a percentage of average gain on sale receivables)	10.7%	9.6%

Total managed portfolio (as a percentage of average managed receivables)	7.2%	6.7%

The percentage of loans deferred is greater for the Company’s gain on sale receivables as compared to its finance receivables as a result of seasoning of the gain on sale receivables as well as overall improved credit performance on loans originated since February 2003. During the three months ended September 30, 2005, contracts receiving a deferral as a quarterly percentage of average managed receivables increased due to the effect of deferrals granted relating to the impact of Hurricane Katrina, which increased the quarterly percentage of deferments granted by 0.6% to 7.2% overall (6.6% excluding Hurricane Katrina related deferments).

The following is a summary of deferrals as a percentage of receivables outstanding:

	September 30, 2005
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	81.4%	30.4%	74.1%

Deferred:
1-2 times	15.8	45.1	20.0
3-4 times	2.6	24.3	5.7
Greater than 4 times	0.2	0.2	0.2

Total deferred	18.6	69.6	25.9

Total	100.0%	100.0%	100.0%

	June 30, 2005
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	82.5%	38.1%	73.8%

Deferred:
1-2 times	15.0	42.6	20.4
3-4 times	2.3	19.1	5.6
Greater than 4 times	0.2	0.2	0.2

Total deferred	17.5	61.9	26.2

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Finance receivables:
Repossession charge-offs	$157,697	$111,809
Less: Recoveries	(75,082)	(50,708)
Mandatory charge-offs (a)	26,558	13,880

Net charge-offs	$109,173	$74,981

Gain on sale:
Repossession charge-offs	$72,384	$162,368
Less: Recoveries	(28,859)	(60,507)
Mandatory charge-offs (a)	4,457	9,451

Net charge-offs	$47,982	$111,312

Total managed:
Repossession charge-offs	$230,081	$274,177
Less: Recoveries	(103,941)	(111,215)
Mandatory charge-offs (a)	31,015	23,331

Net charge-offs	$157,155	$186,293

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.8%	4.3%

Gain on sale receivables	9.7%	9.3%

Total managed portfolio	5.7%	6.3%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	47.6%	45.4%

Gain on sale receivables	39.9%	37.3%

Total managed portfolio	45.2%	40.6%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, resulted primarily from improved credit performance on loans originated since February 2003 combined with an overall improvement in recovery rates.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of warehouse credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions, operating expenses, income taxes and stock repurchases.

The Company used cash of $1,621.9 million and $1,178.4 million for the purchase of finance receivables during the three months ended September 30, 2005 and 2004, respectively. These purchases were funded initially utilizing cash and warehouse credit facilities and subsequently through long-term financing in securitization transactions.

Warehouse Credit Facilities

In the normal course of business, in addition to using its available cash, the Company pledges receivables and borrows under its warehouse credit facilities to fund its operations and repays these borrowings as appropriate under its cash management strategy.

As of September 30, 2005, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper	November 2007 (a)(b)	$1,950.0	$31.6
Medium term note	October 2007 (a)(c)	650.0	650.0
Repurchase facility	August 2006 (a)	500.0	230.2
Near prime facility	July 2006 (a)	400.0	192.9

		$3,500.0	$1,104.7

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

In November 2005, the Company renewed its $1,950.0 million commercial paper facility, extending the $150.0 million one-year maturity to November 2006 and the $1,800.0 million three year maturity to November 2008.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2005, the Company’s warehouse credit facilities were in compliance with all covenants.

Securitizations

The Company has completed 50 securitization transactions through September 30, 2005. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2005
Gain on sale:
2001-C	September 2001	$1,600.0	$179.3
2001-D	October 2001	1,800.0	213.7
2002-A	February 2002	1,600.0	237.2
2002-1	April 2002	990.0	123.9
2002-A Canada (b)	May 2002	145.0	23.2
2002-B	June 2002	1,200.0	209.0
2002-C	August 2002	1,300.0	251.8
2002-D	September 2002	600.0	126.3

Total gain on sale transactions		9,235.0	1,364.4

Secured financing:
2002-E-M	October 2002	1,700.0	417.7
C2002-1 Canada (b)(c)	November 2002	137.0	20.5
2003-A-M	April 2003	1,000.0	282.7
2003-B-X	May 2003	825.0	248.8
2003-C-F	September 2003	915.0	301.2
2003-D-M	October 2003	1,200.0	449.5
2004-A-F	February 2004	750.0	307.8
2004-B-M	April 2004	900.0	415.9
2004-1 (d)	June 2004	575.0	295.6
2004-C-A	August 2004	800.0	495.6
2004-D-F	November 2004	750.0	512.1
2005-A-X	February 2005	900.0	673.3
2005-1	April 2005	750.0	629.4
2005-B-M	June 2005	1,350.0	1,227.5
2005-C-F	August 2005	1,100.0	1,100.0

Total secured financing transactions		13,652.0	7,377.6

Total active securitizations		$22,887.0	$8,742.0

(a)	Transactions originally totaling $16,779.5 million have been paid off as of September 30, 2005.
(b)	Balances at September 30, 2005, reflect fluctuations in foreign currency translation rates and principal paydowns.
(c)	Amounts do not include $25.7 million of asset-backed securities issued and retained by the Company.
(d)	Amounts do not include $7.4 million of asset-backed securities retained by the Company.

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

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities and may include the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. However, the Company currently has no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely provide initial credit enhancement deposits in future securitization transactions from its existing capital resources.

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

The Company’s most recent securitization transaction completed in August 2005 covered by a financial guaranty insurance policy required an initial cash deposit and overcollateralization level of 9.5% of the original receivable pool balance; and target credit enhancement levels must reach 15.5% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately five to eight months after receivables are securitized. Securitization transactions covered by financial guaranty insurance policies completed since the beginning of calendar year 2003 and until the most recent transaction had initial cash deposits and overcollateralization levels between 9.5% and 12.0% and contained target credit enhancement levels of 17.0% to 18.5%. Increases or decreases to the credit enhancement level on future securitization transactions will depend on the net interest margin, credit performance trends of the Company’s finance receivables, the Company’s financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2005	2004
Initial credit enhancement deposits:
Secured financing Trusts:
Restricted cash	$23.8	$17.5
Overcollateralization	89.2	74.3
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	143.0	100.3
Secured financing Trusts	153.1	150.7

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

The Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002, are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

As of September 30, 2005, the Company had exceeded its targeted cumulative net loss triggers in the six remaining FSA Program securitizations. FSA has not waived the trigger violation with respect to five of these securitizations, and accordingly, cash of approximately $73.7 million generated by FSA Program securitizations otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in each of these five FSA Program securitizations. In one FSA Program securitization in which the cumulative net loss trigger was previously breached, FSA has granted waivers through October 2005. However, the Company cannot guarantee that FSA will continue to grant a waiver; if a waiver had not been granted, the credit enhancement level for such securitization would have increased by $15.1 million as of October 31, 2005. The impact of any delay in the amount of cash to be released to the Company during fiscal 2006 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2005, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Stock Repurchases

During the three months ended September 30, 2005, the Company repurchased 8,077,131 shares of its common stock at an average cost of $25.27 per share, under stock repurchase plans approved by the Board of Directors since April 2004. During October 2005, the Company repurchased an additional 1,131,131 shares of its common stock at an average cost of $23.16 per share. On October 25, 2005, the Company announced the approval of another stock repurchase plan by its Board of Directors. The new stock repurchase plan authorizes the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions based on market conditions. As of October 31, 2005, the Company has remaining authorization to repurchase $375.0 million of its common stock.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its growth strategies. As of September 30, 2005, the Company had unrestricted cash balances of $692.5 million. Assuming that origination volume ranges from $5.8 billion to $6.2 billion during the next twelve months and the initial credit enhancement requirement for the Company’s securitization transactions remains at 9.5% (the level for the most recent securitization completed in August 2005), the Company would require $551.0 million to $589.0 million in cash or liquidity to fund initial credit enhancement over that period. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits during the next twelve months. The Company will continue to require the execution of additional securitization transactions during the next twelve months. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and is otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

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

Warehouse Credit Facilities

Finance receivables purchased by the Company and pledged to secure borrowings under its warehouse credit facilities bear fixed interest rates. Amounts borrowed under the Company’s warehouse credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each warehouse credit facility, the Company’s special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under the Company’s warehouse credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of the Company’s interest rate risk management strategy and when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by its special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiaries are included in other assets and the fair value of the interest rate cap agreement sold by the Company is included in other liabilities on the Company’s consolidated balance sheets.

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

In its securitization transactions, the Company transfers fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. The Company uses interest rate swap agreements to convert the variable rate exposures on securities issued by its securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by the Company over the life of a securitization accounted for as a secured financing that would have been affected by changes in interest rates. Interest rate swap agreements purchased by the Company do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by the Company from the Trusts. The Company utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on the Company’s risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, the Company may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. The Company’s special purpose finance subsidiaries are contractually required to provide additional credit enhancement on their floating rate securities even if the Company chooses not to hedge its future cash flows. To comply with this requirement, the special purpose finance subsidiary purchases an interest rate cap agreement. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact the Company’s retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by the Company. Therefore, when economically feasible, the Company may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions structured as secured financings are included in other assets and the fair value of the interest rate cap agreements sold by the Company are included in other liabilities on the Company’s consolidated balance sheets. Changes in the fair value of the interest rate cap agreements purchased and sold by the Company are reflected in interest expense on the Company’s consolidated statements of income.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. It is advisable not to place undue reliance on the Company’s forward-looking statements. Additional risks include risks relating to acquisitions, including that of BVAC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In fiscal 2003, several complaints were filed by shareholders against the Company and certain of the Company’s officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder as well as violations of Sections 11 and 15 of the Securities Act of 1933 in connection with the Company’s secondary public offering of common stock on October 1, 2002. These complaints have been consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., pending in the United States District Court for the Northern District of Texas, Fort Worth Division; the plaintiff in Pierce seeks class action status. In Pierce, the plaintiff claims, among other allegations, that deferments were improperly granted by the Company to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing the Company to misrepresent its financial performance throughout the alleged class period. The plaintiff also alleges that the Company’s registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

On September 30, 2005, the Court issued an Order that the Company’s and the individual defendants motion to dismiss should be partially granted and partially denied and that the plaintiff should be given one final opportunity to re-plead the complaint only as to those claims brought pursuant to the Securities Act of 1933. The Court dismissed the claims alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to the Court’s Order, on October 28, 2005, the plaintiff filed a second amended consolidated complaint concerning the Securities Act of 1933 claims.

The Company believes that the claims alleged in the Pierce lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee (“SLC”)

of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in the best interests of the Company. Accordingly, the Company has filed a Motion to Dismiss each derivative complaint. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company repurchased shares as follows (dollars in thousands, except per share amounts):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program (b)
July 2005 (a)	1,190,100	$26.27	1,190,100	$273,993
August 2005 (a)	3,182,372	$25.48	3,182,372	$192,921
September 2005 (a)	3,704,659	$24.77	3,704,659	$101,148

(a)	On January 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors which authorized the Company to repurchase up to $500.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.
(b)	On October 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors which authorized the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions. This additional authorization is not included in these amounts.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

On November 7, 2005, the Company entered into amended and restated employment agreements with certain of its executive officers, namely Clifton H. Morris, Jr., Daniel E. Berce, Chris A. Choate, Mark Floyd and Preston A. Miller to reflect, among other things, amendments to the provisions relating to (i) position and responsibilities, (ii) base salary and (iii) certain severance arrangements to comply with Section 409A of the Internal Revenue Code. These amended and restated employment agreements provide that the officer’s base salary is determined annually by the Compensation Committee, subject to the following minimum annual compensation: Mr. Morris, $900,000; Mr. Berce, $950,000; Mr. Choate, $425,000; Mr. Floyd, $450,000; and Mr. Miller, $450,000. In the event of a change of control, the amended and restated employment agreement for Mr. Berce provides that the Company will pay an amount in a lump sum six months after the date of termination due to a change of control equal to the current year’s salary (undiscounted) plus the present value (employing a discount rate of 8%) of two additional years’ salary in effect immediately prior to the event giving rise to the change of control, in which case “salary” shall mean the sum of (i) the highest annual rate of compensation in any of the seven fiscal years preceding the year in which there shall occur a change of control, plus (ii) the highest annual cash bonus or other cash incentive compensation in any of the seven fiscal years preceding the year in which there shall occur a change of control. The amended and restated employment agreements also provide that “change of control” shall be deemed to have occurred (i) on the date that any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, (ii) on the date that a majority of the members of the Company’s Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors prior to the date of the appointment or election or (iii) on the date any one person, or more than one person acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all the assets of the Company immediately prior to such acquisition or acquisitions. In the event of a constructive termination, the amended and restated employment agreements for Messrs. Morris and Berce provide that the Company will pay an amount in a lump sum six months after the date of the constructive termination equal to the current year’s salary (undiscounted) plus the present value (employing a discount rate of 8%) of two additional years’ salary in effect immediately prior to the event giving rise to the constructive termination, in which case “salary” shall have the same meaning as defined above in connection with a change of control. Copies of the amended and restated employment agreements are filed herewith as exhibits to this 10-Q.

Item 6. EXHIBITS

10.4.3	Amended and Restated Executive Employment Agreement, dated November 7, 2005, between the Company and Clifton H. Morris, Jr.

10.5.2	Amended and Restated Executive Employment Agreement, dated November 7, 2005, between the Company and Daniel E. Berce

10.6.1	Amended and Restated Employment Agreement, dated November 7, 2005, between the Company and Chris A. Choate

10.7.1	Amended and Restated Employment Agreement, dated November 7, 2005, between the Company and Mark Floyd

10.8.2	Amended and Restated Employment Agreement, dated November 7, 2005, between the Company and Preston A. Miller

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 8, 2005	By:	/s/ Chris A. Choate
(Signature)

Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer