Form 10-K/A
period 2005-06-30
AMERICREDIT CORP
filed 2006-02-06
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer ☒                Accelerated filer ☐                 Non-accelerated filer ☐

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

EXPLANATORY NOTE

AmeriCredit Corp. (the “Company”) hereby amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission on September 12, 2005.

This amendment is being filed to reflect the restatement of the Company’s consolidated statements of cash flows, as discussed in Note 2 contained herein, and other information related to such restated financial information. Except for Items 8 and 9A of Part II, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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

On January 24, 2005, the Company announced the realignment of responsibilities for its executive leadership in order to provide each executive a greater breadth of experience in connection with the Company’s long-term succession plan. Under the new organizational structure, Steven P. Bowman is Chief Credit and Risk Officer, Chris A. Choate is Chief Financial Officer and Treasurer, Mark Floyd is Chief Operating Officer – Servicing and Preston A. Miller is Chief Operating Officer – Originations.

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

	Years Ended June 30,
	2005	2004	2003
	(dollars in thousands)
Number of branch offices	89	89	90
Dollar volume of contracts purchased	$5,031,325	$3,474,407	$6,310,584
Number of producing dealerships (a)	14,875	12,326	18,942

(a)	A producing dealership refers to a dealership from which the Company had purchased contracts in the respective period.

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

Upon electronic receipt of loan documentation, the loan funding department reviews the loan packages for proper documentation and regulatory compliance and completes the entry of information into the Company’s loan accounting system. Once cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding of the contract, the Company acquires a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of the Company’s contracts are fully amortizing with substantially equal monthly installments.

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

Portfolio Performance - Negative Impact on Cash Flows. Generally, the form of credit enhancement agreements the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust, if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company’s cash flows.

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

Regulation. Reference should be made to Item 1. “Business – Regulation” for a discussion of regulatory risk factors.

Competition. Reference should be made to Item 1. “Business – Competition” for a discussion of competitive risk factors.

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

Executive Officers

The following sets forth certain data concerning the executive officers of the Company as of June 30, 2005.

Name	Age	Position
Clifton H. Morris, Jr.	69	Chairman of the Board and Chief Executive Officer

Daniel E. Berce	51	President

Steven P. Bowman	38	Executive Vice President, Chief Credit and Risk Officer

Chris A. Choate	42	Executive Vice President, Chief Financial Officer and Treasurer

Mark Floyd	52	Executive Vice President, Chief Operating Officer – Servicing

Preston A. Miller	41	Executive Vice President, Chief Operating Officer - Originations

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

During the year ended June 30, 2005, the Company repurchased shares as follows (dollars in thousands, except per share data):

Date	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2004 (a)	3,499,250	(a)	$19.38	(a)	3,499,250	(a)	$0	(a)
October 2004 (a)	498,500	(a)	$18.80	(a)	498,500	(a)	$90,630	(a)
November 2004 (a) (b)	2,749,955	(a) (b)	$19.90	(a) (b)	2,729,943	(a)	$36,305	(a)
December 2004 (a)	559,184	(a)	$22.57	(a)	559,184	(a)	$23,686	(a)
January 2005 (a)	967,451	(a)	$23.69	(a)	967,451	(a)	$500,762	(a)
February 2005 (a) (c)	119,501	(a) (c)	$23.86	(a) (c)	119,501	(a) (c)	$497,911	(a) (c)
March 2005 (c)	1,298,050	(c)	$23.86	(c)	1,298,050	(c)	$466,937	(c)
April 2005 (c)	3,118,000	(c)	$23.35	(c)	3,118,000	(c)	$394,134	(c)
May 2005 (c)	2,976,000	(c)	$23.66	(c)	2,976,000	(c)	$323,712	(c)
June 2005 (c)	741,650	(c)	$24.88	(c)	741,650	(c)	$305,261	(c)

(a)	On April 27, 2004, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorized the Company to repurchase up to $100.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

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

Years Ended June 30,	2005	2004	2003	2002	2001
Operating Data
(dollars in thousands, except per share data)
Finance charge income	$1,217,696	$927,592	$613,225	$339,430	$225,210
Gain on sale of receivables (a)			132,084	448,544	301,768
Servicing income	177,585	256,237	211,330	335,855	281,239
Total revenue	1,450,846	1,215,836	981,281	1,136,716	818,224
Net income	285,909	226,983	21,209	314,570	222,852
Basic earnings per share	1.88	1.45	0.15	3.71	2.80
Diluted earnings per share (b)	1.73	1.37	0.15	3.50	2.60
Weighted average shares and assumed incremental shares (b)	167,242,658	166,387,259	137,807,775	89,800,621	85,852,086
Loan originations	5,031,325	3,474,407	6,310,584	8,929,352	6,378,652

June 30,	2005	2004	2003	2002	2001
Balance Sheet Data
(dollars in thousands)
Finance receivables, net	$8,297,750	$6,363,869	$4,996,616	$2,198,391	$1,921,465
Credit enhancement assets (c)	541,790	1,062,322	1,360,618	1,541,218	1,151,275
Total assets	10,947,038	8,824,579	8,108,029	4,217,017	3,384,907
Warehouse credit facilities	990,974	500,000	1,272,438	1,751,974	1,502,879
Securitization notes payable	7,166,028	5,598,732	3,281,370
Senior notes	166,755	166,414	378,432	418,074	375,000
Convertible senior notes	200,000	200,000
Total liabilities	8,825,122	6,699,467	6,227,400	2,789,568	2,324,711
Shareholders’ equity	2,121,916	2,125,112	1,880,629	1,427,449	1,060,196
Finance receivables	8,838,968	6,782,280	5,326,314	2,261,718	1,973,828
Gain on sale receivables	2,163,941	5,140,522	9,562,464	12,500,743	8,229,918

Managed receivables	11,002,909	11,922,802	14,888,778	14,762,461	10,203,746

(a)	The Company changed the structure of its securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, no gain on sale of receivables was recognized after September 30, 2002.

(b)	Diluted earnings per share and weighted average shares and assumed incremental shares for fiscal year 2004 were revised to reflect the retroactive application of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

(c)	Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash – gain on sale Trusts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

In late August 2005, Hurricane Katrina struck the Gulf Coast causing extensive damage. Collateral supporting finance receivables in certain parts of Alabama, Louisiana and Mississippi may have been damaged by the storm. Additionally, there may be a period of higher unemployment in areas affected by the storm. Approximately 1.3% of managed receivables are secured by automobiles located in the affected areas.

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

Significant assumptions used in determining the gain on sale of auto receivables were as follows:

Years Ended June 30,	2003
Cumulative credit losses	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%
Investments in Trust receivables	9.8%
Restricted cash – gain on sale Trusts	9.8%

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

The discount rates used to estimate the present value of credit enhancement assets are based on the relative risks of each asset type. Interest-only receivables from Trusts represent estimated future excess cash flows in the Trusts and have a first loss position to absorb any shortfall in Trust cash flows due to adverse credit loss development or adverse changes in Trust performance relative to other assumptions. While the Company earns a higher yield on its securitized receivables, the Company utilizes a 14% discount rate for interest-only receivables from Trusts since net undiscounted estimated future excess cash flows already incorporate a default assumption and the receivables underlying the securitization represent a diverse pool of assets. Restricted cash – gain on sale Trusts and investments in Trust receivables represent cash and finance receivables held by the Trusts and are senior to interest-only receivables from Trusts for credit enhancement purposes.

Accordingly, restricted cash – gain on sale Trusts and investments in Trust receivables are assigned a lower discount rate than the interest-only receivables from Trusts. The assumptions used represent the Company’s best estimates. The use of different assumptions would produce different financial results.

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2005	2004	2003
Finance receivables:
Repossession charge-offs	$519,062	$393,231	$149,841
Less: Recoveries	(244,263)	(185,681)	(68,004)
Mandatory charge-offs (a)	45,238	47,584	29,529

Net charge-offs	$320,037	$255,134	$111,366

Gain on Sale:
Repossession charge-offs	$514,617	$968,130	$1,222,325
Less: Recoveries	(201,680)	(377,490)	(503,350)
Mandatory charge-offs (a)	13,177	101,288	196,316

Net charge-offs	$326,114	$691,928	$915,291

Total managed:
Repossession charge-offs	$1,033,679	$1,361,361	$1,372,166
Less: Recoveries	(445,943)	(563,171)	(571,354)
Mandatory charge-offs (a)	58,415	148,872	225,845

Net charge-offs	$646,151	$947,062	$1,026,657

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.2%	4.2%	3.0%

Gain on sale receivables	9.1%	9.7%	7.6%

Total managed portfolio	5.7%	7.2%	6.5%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	47.1%	47.2%	45.4%

Gain on sale receivables	39.2%	39.0%	41.2%

Total managed portfolio	43.1%	41.4%	41.6%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

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

As of June 30, 2005, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper facility	November 2007 (a) (b)	$1,950.0
Medium term note facility	October 2007 (a) (c)	650.0	$650.0
Repurchase facility	August 2005 (a)	400.0	215.6
Near prime facility	January 2006 (a)	150.0	125.4

		$3,150.0	$991.0

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.

(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

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

A summary of the active transactions through June 30, 2005, is as follows (in millions):

Transaction (a)	Date	Original Amount	Balance at June 30, 2005
Gain on sale:
2001-B	July 2001	$1,850.0	$210.6
2001-C	September 2001	1,600.0	221.1
2001-D	October 2001	1,800.0	263.8
2002-A	February 2002	1,600.0	286.6
2002-1	April 2002	990.0	151.0
2002-A Canada (b)	May 2002	145.0	80.1
2002-B	June 2002	1,200.0	251.1
2002-C	August 2002	1,300.0	299.6
2002-D	September 2002	600.0	149.9

Total gain on sale transactions		11,085.0	1,913.8

Secured financing:
2002-E-M	October 2002	1,700.0	495.0
C2002-1 Canada (b) (c)	November 2002	137.0	28.1
2003-A-M	April 2003	1,000.0	330.7
2003-B-X	May 2003	825.0	289.7
2003-C-F	September 2003	915.0	356.5
2003-D-M	October 2003	1,200.0	520.9
2004-A-F	February 2004	750.0	357.3
2004-B-M	April 2004	900.0	482.3
2004-1 (d)	June 2004	575.0	341.2
2004-C-A	August 2004	800.0	559.2
2004-D-F	November 2004	750.0	571.7
2005-A-X	February 2005	900.0	774.9
2005-1	April 2005	750.0	708.6
2005-B-M	June 2005	1,350.0	1,349.9

Total secured financing transactions		12,552.0	7,166.0

Total active securitizations		$23,637.0	$9,079.8

(a)	Transactions originally totaling $14,929.5 million have been paid off as of June 30, 2005.

(b)	Balances at June 30, 2005, reflect fluctuations in foreign currency translation rates and principal pay downs.

(c)	Amounts do not include $24.4 million of asset-backed securities issued and retained by the Company.

(d)	Amounts do not include $25.8 million of asset-backed securities retained by the Company.

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

FORWARD-LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K/A for the year ended June 30, 2005. It is advisable not to place undue reliance on the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1), present fairly in all material respects, the financial position of AmeriCredit Corp. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the accounting for dealer acquisition fees on loans purchased subsequent to June 30, 2004.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 8, that AmeriCredit Corp. did not maintain effective internal control over financial reporting as of June 30, 2005, because of the classification of cash flows received from retained interests classified as available for sale securities in its consolidated statement of cash flows, based on criteria established in Internal

Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of June 30, 2005. The Company did not maintain effective controls over the classification of cash flows received from retained interests classified as available for sale securities in its consolidated statement of cash flows. This control deficiency resulted in the restatement of the consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003 and the three months ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of the statement of cash flows that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.

This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of June 30, 2005. However, management has subsequently determined that the material weakness described above existed as of June 30, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that AmeriCredit Corp. did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Dallas, Texas

September 9, 2005, except for the restatement discussed in Note 2 to its consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is February 3, 2006

MANAGEMENT’S REPORTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, filed on September 12, 2005, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. Management has now concluded that the Company’s internal control over financial reporting as of June 30, 2005, was ineffective as a result of the following material weakness. A material weakness is a control deficiency or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The Company did not maintain effective controls over the classification of cash flows received from retained interests classified as available for sale securities in its consolidated statements of cash flows. Specifically, the Company did not correctly interpret Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 8, and cash flows received from retained interests classified as available for sale securities were presented as operating cash flows instead of investing cash flows on the consolidated statements of cash flows. This control deficiency resulted in the restatement of the consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003, and the three months ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of the operating and investing cash flows that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

In the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, filed on September 12, 2005, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. However, management subsequently determined the material weakness described above existed at June 30, 2005, and, solely as a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting at June 30, 2005, based on the criteria in the COSO framework. Accordingly, management has restated this Report on Internal Control Over Financial Reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K/A.

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

On September 12, 2005, our Chief Executive Officer certified that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance listing standards, other than has been notified to the Exchange pursuant to Section 303A 12(b), of which there was none.

The Company has filed with the Securities and Exchange Commission, as exhibits to Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended June 30, 2005, our Chief Executive Officer’s and Chief Financial Officer’s certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2005	2004
Assets
Cash and cash equivalents	$663,501	$421,450
Finance receivables, net	8,297,750	6,363,869
Interest-only receivables from Trusts	29,905	110,952
Investments in Trust receivables	239,446	528,345
Restricted cash – gain on sale Trusts	272,439	423,025
Restricted cash – securitization notes payable	633,900	482,724
Restricted cash – warehouse credit facilities	455,426	209,875
Property and equipment, net	92,000	101,424
Deferred income taxes	53,759
Other assets	208,912	182,915

Total assets	$10,947,038	$8,824,579

Liabilities and Shareholders’ Equity
Liabilities:
Warehouse credit facilities	$990,974	$500,000
Securitization notes payable	7,166,028	5,598,732
Senior notes	166,755	166,414
Convertible senior notes	200,000	200,000
Other notes payable	8,329	21,442
Funding payable	158,210	37,273
Accrued taxes and expenses	133,736	159,798
Derivative financial instruments	1,090	12,348
Deferred income taxes		3,460

Total liabilities	8,825,122	6,699,467

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 230,000,000 shares authorized; 166,808,056 and 162,777,598 shares issued	1,668	1,628
Additional paid-in capital	1,150,612	1,081,079
Accumulated other comprehensive income	33,565	36,823
Retained earnings	1,333,634	1,047,725

	2,519,479	2,167,255
Treasury stock, at cost (21,180,057 and 5,165,588 shares)	(397,563)	(42,143)

Total shareholders’ equity	2,121,916	2,125,112

Total liabilities and shareholders’ equity	$10,947,038	$8,824,579

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

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net income	$285,909	$226,983	$21,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,440	107,874	71,369
Provision for loan losses	418,711	257,070	307,570
Deferred income taxes	(31,220)	(109,871)	7,441
Accretion of present value discount	(78,066)	(100,235)	(99,351)
Impairment of credit enhancement assets	1,122	33,364	189,520
Non-cash gain on sale of receivables			(124,831)
Non-cash restructuring charges	2,760	12,040	41,251
Other	8,711	(1,038)	3,182
Initial deposits to credit enhancement assets			(58,101)
Changes in assets and liabilities:
Other assets	(25,578)	85,061	(55,884)
Accrued taxes and expenses	(23,827)	(6,565)	(48,015)
Purchases of receivables held for sale			(647,647)
Principal collections and recoveries on receivables held for sale			72,397
Net proceeds from sale of receivables			2,495,353

Net cash provided by operating activities	613,962	504,683	2,175,463

Cash flows from investing activities
Purchases of receivables	(5,447,444)	(3,859,728)	(5,911,952)
Principal collections and recoveries on receivables	3,202,788	2,207,014	800,106
Distributions from gain on sale Trusts, net of swap payments	547,011	338,296	140,836
Purchases of property and equipment	(7,676)	(4,703)	(40,670)
Change in restricted cash – securitization notes payable	(147,476)	(252,469)	(228,184)
Change in restricted cash – warehouse credit facilities	(245,551)	554,957	(708,361)
Change in other assets	29,442	55,043	(31,370)

Net cash used by investing activities	(2,068,906)	(961,590)	(5,979,595)

Cash flows from financing activities
Net change in warehouse credit facilities	490,974	(772,438)	(479,223)
Proceeds from whole loan purchase facility			875,000
Repayment of whole loan purchase facility		(905,000)
Issuance of securitization notes payable	4,550,000	4,340,000	3,689,554
Payments on securitization notes payable	(2,990,238)	(2,023,449)	(428,324)
Senior notes swap settlement			9,700
Retirement of senior notes		(207,250)	(39,631)
Issuance of convertible senior notes		200,000
Debt issuance costs	(21,577)	(28,306)	(35,511)
Net change in notes payable	(13,276)	(13,192)	(45,568)
Sale of warrants		34,441
Purchase of call option on common stock		(61,490)
Repurchase of common stock	(362,570)	(32,169)
Net proceeds from issuance of common stock	42,201	30,046	482,345

Net cash provided by financing activities	1,695,514	561,193	4,028,342

Net increase in cash and cash equivalents	240,570	104,286	224,210
Effect of Canadian exchange rate changes on cash and cash equivalents	1,481	243	362
Cash and cash equivalents at beginning of year	421,450	316,921	92,349

Cash and cash equivalents at end of year	$663,501	$421,450	$316,921

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

The Company retained an interest in the receivables in the form of a residual or interest-only receivables from Trusts and also retained other subordinated interests in the receivables transferred to the Trusts. The allocated basis of the interests retained is classified as either interest-only receivables from Trusts, investments in Trust receivables or restricted cash – gain on sale Trusts in the Company’s consolidated balance sheets depending upon the form of interest retained. These interests are collectively referred to as credit enhancement assets.

Since finance receivables held by the Trusts can be contractually prepaid or otherwise settled in such a way that the Company would not recover all of its recorded investment in the retained interests, credit enhancement assets are classified as available for sale and are measured at fair value. At each reporting date, the fair value of credit enhancement assets is estimated by calculating the present value of their expected cash distribution to the Company using discount rates commensurate with the risks involved. Interest-only receivables from Trusts represents the present value of estimated future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses. Investments in Trust receivables represents the present value of the excess of finance receivables held in the Trusts over outstanding debt balance of the Trusts. Restricted cash – gain on sale Trusts represents the present value of cash held in restricted accounts used to provide credit enhancement for specific Trusts.

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

Subsequent to September 30, 2002, the Company structured its securitization transactions to no longer meet the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. The Company recognizes finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Credit enhancements for securitizations accounted for as secured financings are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash – gain on sale Trusts on the Company’s consolidated balance sheets. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheets as restricted cash – securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset upon transfer of finance receivables but instead will be recognized in the income statement when earned in future periods.

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

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Years Ended June 30,	2005	2004	2003
Net income, as reported	$285,909	$226,983	$21,209
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7,248	1,899	825
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(22,949)	(20,719)	(23,403)

Pro forma net income (loss)	$270,208	$208,163	$(1,369)

Earnings (loss) per share:
Basic - as reported	$1.88	$1.45	$0.15

Basic - pro forma	$1.78	$1.33	$(0.01)

Diluted - as reported	$1.73	$1.37	$0.15

Diluted - pro forma	$1.63	$1.25	$(0.01)

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2005	2004	2003
Expected dividends	0	0	0
Expected volatility	52.6%	103.2%	111.3%
Risk-free interest rate	3.0%	1.7%	1.8%
Expected life	2.6 years	1.8 years	3.2 years

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

2.	Restatement

On January 23, 2006, the Company filed a Form 8-K reporting a restatement of its consolidated statements of cash flows for the years ended June 30, 2005, 2004, and 2003, and the three months ended September 30, 2005. As required by the Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 8, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (“SEC”) on December 5, 2005, the Company corrected its classification of the “distributions from gain on sale Trusts, net of swap payments” from an operating cash flow to an investing cash flow.

The related accounting guidance specifies, and the SEC comments clarified, that cash flows from retained interests accounted for as available for sale securities should be classified as investing cash inflows.

Additionally, as required by Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the Company corrected the classification of its non-cash adjustment of the amortization of certain direct loan costs from an investing cash flow to an operating cash flow. This item was previously identified by management and at that time was deemed immaterial to the previously reported operating and investing cash flows.

The reclassifications on the consolidated statements of cash flows do not result in a change to total cash and cash equivalents and there were no changes to the consolidated balance sheets and the consolidated statements of income. The reclassifications do, however, result in a change to total cash flows provided by operating activities and total cash flows used by investing activities.

The restatement resulted in the following changes to prior period financial statements (dollars in thousands):

	Years Ended June 30,
	2005	2004	2003
Net cash provided by operating activities:
As previously reported	$1,122,065	$812,262	$2,303,580
As restated	613,962	504,683	2,175,463
Net cash used by investing activities:
As previously reported	$(2,577,009)	$(1,269,169)	$(6,107,712)
As restated	(2,068,906)	(961,590)	(5,979,595)

	Three Months Ended September 30,
	2005	2004
Net cash provided by operating activities:
As previously reported	$373,169	$279,192
As restated	230,151	188,781
Net cash used by investing activities:
As previously reported	$(465,935)	$(770,665)
As restated	(322,917)	(680,254)

3.	Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2005	2004
Finance receivables unsecuritized, net of fees	$845,061	$451,010
Finance receivables securitized, net of fees	7,993,907	6,331,270
Less nonaccretable acquisition fees	(199,810)	(176,203)
Less allowance for loan losses	(341,408)	(242,208)

	$8,297,750	$6,363,869

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2005	2004	2003
Balance at beginning of year	$176,203	$102,719	$40,619
Purchases of receivables	24,133	86,777	114,933
Nonaccretable acquisition fees related to receivables sold to gain on sale Trusts			(44,766)
Net charge-offs	(526)	(13,293)	(8,067)

Balance at end of year	$199,810	$176,203	$102,719

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2005	2004	2003
Balance at beginning of period	$242,208	$226,979	$22,708
Provision for loan losses	418,711	257,070	307,570
Net charge-offs	(319,511)	(241,841)	(103,299)

Balance at end of period	$341,408	$242,208	$226,979

4.	Securitizations

A summary of the Company’s securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2005	2004	2003
Receivables securitized:
Sold			$2,507,906
Secured financing	$4,913,319	$4,819,940	3,979,967
Net proceeds from securitization:
Sold			2,495,353
Secured financing	4,550,000	4,340,000	3,689,554
Gain on sale of receivables			132,084
Servicing fees:
Sold	100,641	189,366	301,499
Secured financing (a)	173,509	122,968	37,074
Distributions from Trusts, net of swap payments:
Sold	547,011	338,296	140,836
Secured financing	550,699	248,215	117,651

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

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

Credit enhancement assets consist of the following (in thousands):

June 30,	2005	2004
Interest-only receivables from Trusts	$29,905	$110,952
Investments in Trust receivables	239,446	528,345
Restricted cash – gain on sale Trusts	272,439	423,025

	$541,790	$1,062,322

A summary of activity in the credit enhancement assets is as follows (in thousands):

June 30,	2005	2004	2003
Balance at beginning of year	$1,062,322	$1,360,618	$1,541,218
Initial deposits			58,101
Non-cash gain on sale of receivables			124,831
Distributions from Trusts	(551,359)	(368,001)	(194,648)
Accretion of present value discount	41,852	69,759	123,150
Other-than-temporary impairment	(1,122)	(33,364)	(189,520)
Change in unrealized gain	(10,642)	33,284	(105,343)
Canadian currency translation adjustment	739	26	2,829

Balance at end of year	$541,790	$1,062,322	$1,360,618

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

Significant assumptions used in determining the gain on sale of receivables were as follows:

Years Ended June 30,	2003
Cumulative credit losses	12.5%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%
Investments in Trust receivables	9.8%
Restricted cash – gain on sale Trusts	9.8%

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

June 30,	2005	2004
Cumulative credit losses	12.4% -14.8%	12.4% -14.9%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash – gain on sale Trusts	9.8%	9.8%

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

Expected cumulative static pool credit losses on receivables that have been sold to the Trusts are shown below:

	Securitizations Completed in Years Ended June 30,
	2003	2002	2001	2000
Estimated cumulative credit losses as of: (a)
June 30, 2005	14.1%	13.8%
June 30, 2004	14.1%	13.5%	14.6%	13.7%
June 30, 2003	13.6%	13.2%	14.3%	12.7%

(a)	Cumulative credit losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown for each year is a weighted average for all securitizations during the period.

6.	Warehouse Credit Facilities

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

June 30,	2005	2004
Medium term note facility	$650,000	$500,000
Repurchase facility	215,613
Near prime facility	125,361

	$990,974	$500,000

Further detail regarding terms and availability of the warehouse credit facilities as of June 30, 2005, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2007 (a) (b)	$1,950,000			$1,000
Medium term note:
October 2007 (a) (c)	650,000	$650,000	$262,592	419,864
Repurchase facility:
August 2005 (a) (e) (f)	400,000	215,613	211,528	5,263
Near prime facility:
January 2006 (a) (e) (g)	150,000	125,361	133,606	1,308

	$3,150,000	$990,974	$607,726	$427,435

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.

(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

(d)	These amounts do not include cash collected on finance receivables pledged of $28.0 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheets.

(e)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged. The Company is not required to pay the advances outstanding at the maturity date.
(f)	Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $500.0 million and extend the maturity date to August 2006.

(g)	Subsequent to June 30, 2005, the Company amended the agreement to increase the facility limit to $400.0 million and extend the maturity date to July 2006.

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

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2005	Note Balance at June 30, 2005	Note Balance at June 30, 2004
2002-E-M	June 2009	$1,700,000	3.2%	$531,230	$495,032	$881,365
C2002-1 Canada (a)	December 2009	137,000	5.5%	57,191	28,085	86,131
2003-A-M	November 2009	1,000,000	2.6%	377,495	330,674	577,394
2003-B-X	January 2010	825,000	2.3%	329,715	289,706	502,492
2003-C-F	May 2010	915,000	2.8%	405,694	356,558	631,014
2003-D-M	August 2010	1,200,000	2.3%	606,703	520,885	874,178
2004-A-F	February 2011	750,000	2.3%	406,680	357,261	628,079
2004-B-M	March 2011	900,000	2.2%	556,083	482,274	843,125
2004-1 (b)	July 2010	575,000	3.7%	455,169	341,160	574,954
2004-C-A	May 2011	800,000	3.2%	641,363	559,247
2004-D-F	July 2011	750,000	3.1%	639,310	571,668
2005-A-X	October 2011	900,000	3.7%	836,910	774,925
2005-1	May 2011	750,000	4.5%	734,507	708,599
2005-B-M	May 2012	1,350,000	4.1%	1,415,857	1,349,954

		$12,552,000		$7,993,907	$7,166,028	$5,598,732

(a)	Note balances do not include $24.4 million and $22.4 million of asset-backed securities retained by the Company as of June 30, 2005 and 2004, respectively. The balances reflect fluctuations in foreign currency translation rates and principal paydowns.

(b)	Note balances do not include $25.8 million and $40.8 million of asset-backed securities retained by the Company as of June 30, 2005 and 2004, respectively.

(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $3,062.7 million in fiscal 2006, $2,394.2 million in fiscal 2007, $1,001.8 million in fiscal 2008 and $707.8 million in fiscal 2009.

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

$8,329

12.	Derivative Financial Instruments and Hedging Activities

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

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. As of June 30, 2005 and 2004, the carrying value of the senior notes and convertible senior notes were $366.8 million and $366.4 million, respectively. See guarantor consolidating financial statements in Note 25.

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

In April 2005, 36,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of the Company’s common stock.

16.	Stock-Based Compensation

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

Employee Plans

A summary of stock option activity under the Company’s employee plans is as follows (shares in thousands):

	2005		2004		2003
Years Ended June 30,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,216	$15.99	13,040	$16.02	10,319	$21.40
Granted	120	19.57	272	11.09	5,199	9.11
Exercised	(2,061)	12.85	(1,383)	12.08	(36)	11.42
Canceled/forfeited	(706)	32.24	(1,713)	18.55	(2,442)	24.15

Outstanding at end of year	7,569	$15.39	10,216	$15.99	13,040	$16.02

Options exercisable at end of year	6,230	$16.34	7,083	$17.14	5,583	$18.81

Weighted average fair value of options granted during year		$14.26		$7.87		$6.20

A summary of options outstanding under the Company’s employee plans as of June 30, 2005, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.25 to 8.00	358	3.40	$7.15	313	$7.20
$8.01 to 9.00	2,853	4.87	8.77	1,848	8.77
$9.01 to 13.00	667	1.74	11.90	667	11.90
$13.01 to 15.00	261	6.02	14.06	261	14.06
$15.01 to 17.00	1,443	5.44	16.24	1,210	16.27
$17.01 to 18.00	364	3.93	17.49	364	17.49
$18.01 to 22.00	758	5.60	19.05	758	19.05
$22.01 to 30.00	247	5.53	26.53	213	26.80
$30.01 to 50.00	587	5.83	42.28	571	42.38
$50.01 to 65.00	31	6.02	54.14	25	54.14

	7,569			6,230

Non-Employee Director Plans

A summary of stock option activity under the Company’s non-employee director plans is as follows (shares in thousands):

	2005		2004		2003
Years Ended June 30,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	320	$13.10	340	$12.55	360	$11.94
Exercised	(50)	5.18	(20)	3.75	(20)	1.56

Outstanding at end of year	270	$14.57	320	$13.10	340	$12.55

Options exercisable at end of year	270	$14.57	320	$13.10	340	$12.55

A summary of options outstanding under the Company’s non-employee director plans as of June 30, 2005, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$3.25 to 10.00	50	1.18	$8.80
$10.01 to 15.00	140	2.92	14.77
$15.01 to 20.00	80	4.35	17.81

	270

Key Executive Officer Plans

A summary of stock option activity under the Company’s key executive officer plans is as follows (shares in thousands):

	2005		2004		2003
Years Ended June 30,	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,898	$11.28	5,000	$11.44	5,000	$11.44
Exercised	(1,226)	11.02	(1,102)	12.00

Outstanding at end of year	2,672	$11.40	3,898	$11.28	5,000	$11.44

Options exercisable at end of year	2,672	$11.40	3,898	$11.28	5,000	$11.44

A summary of options outstanding under the Company’s key executive officer plans as of June 30, 2005, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$8.00	400	0.81	$8.00
$12.00	2,272	1.58	12.00

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

18.	Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2005	2004	2003
Current	$197,710	$248,004	$5,836
Deferred	(31,220)	(109,871)	7,441

	$166,490	$138,133	$13,277

The Company’s effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	1.8	2.8	3.5

	36.8%	37.8%	38.5%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2005	2004
Deferred tax liabilities:
Gains on sale of receivables	$(11,933)	$(31,719)
Unrealized gains on credit enhancement assets	(5,818)	(12,818)
Other	(63,994)	(41,137)

	(81,745)	(85,674)

Deferred tax assets:
Allowance for loan losses	84,410	48,564
Net operating loss carryforward – Canada	9,836	7,981
Other	41,258	25,669

	135,504	82,214

Net deferred tax asset (liability)	$53,759	$(3,460)

As of June 30, 2005, the Company has a net operating loss carryforward of approximately $27.8 million for Canadian income tax reporting purposes that expires between June 30, 2006 and June 30, 2015. The Company expects to generate sufficient income to utilize the net operating loss carryforward; accordingly, no tax valuation allowance has been recorded on the $9.8 million deferred tax asset.

19.	Restructuring Charges

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

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company’s financial instruments are set forth below (in thousands):

	2005		2004
June 30,	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents (a)	$663,501	$663,501	$421,450	$421,450
Finance receivables, net (b)	8,297,750	8,383,761	6,363,869	6,732,272
Interest-only receivables from Trusts (c)	29,905	29,905	110,952	110,952
Investments in Trust receivables (c)	239,446	239,446	528,345	528,345
Restricted cash – gain on sale Trusts (c)	272,439	272,439	423,025	423,025
Restricted cash – securitization notes payable (a)	633,900	633,900	482,724	482,724
Restricted cash – warehouse credit facilities (a)	455,426	455,426	209,875	209,875
Restricted cash – other (a)	7,828	7,828	37,270	37,270
Interest rate swap agreements (e)	7,259	7,259
Interest rate cap agreements purchased (e)	1,280	1,280	5,931	5,931
Financial liabilities:
Warehouse credit facilities (d)	990,974	990,974	500,000	500,000
Securitization notes payable (e)	7,166,028	7,100,095	5,598,732	5,662,771
Senior notes (e)	166,755	179,283	166,414	178,654
Convertible senior notes (e)	200,000	286,592	200,000	249,000
Other notes payable (f)	8,329	8,329	21,442	21,442
Interest rate swap agreements (e)			6,791	6,791
Interest rate cap agreements sold (e)	1,090	1,090	5,557	5,557

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – warehouse credit facilities and restricted cash - other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)	The fair value of finance receivables is estimated by discounting future net cash flows expected to be collected using a current risk-adjusted rate.

(c)	The fair value of interest-only receivables from Trusts, investments in Trust receivables and restricted cash-gain on sale Trusts is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to the Company’s historical experience.

(d)	Warehouse credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

(e)	The fair values of the interest rate cap and swap agreements, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

(f)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

24.	Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2005
Finance charge income	$269,928	$291,675	$311,869	$344,224
Servicing income	59,357	40,372	44,830	33,026
Income before income taxes	109,217	102,488	118,950	121,744
Net income	68,807	64,567	75,593	76,942
Basic earnings per share	0.44	0.42	0.50	0.52
Diluted earnings per share (a)	0.41	0.39	0.46	0.48
Weighted average shares and assumed incremental shares (a)	170,306,676	168,617,089	167,269,900	162,669,064
Fiscal year ended June 30, 2004
Finance charge income	$211,772	$225,014	$235,473	$255,333
Servicing income	68,992	47,959	69,428	69,858
Income before income taxes	53,535	75,772	102,505	133,304
Net income	33,325	47,168	63,810	82,680
Basic earnings per share	0.21	0.30	0.41	0.53
Diluted earnings per share (a)	0.21	0.29	0.38	0.49
Weighted average shares and assumed incremental shares (a)	156,844,007	164,436,702	171,839,976	171,843,051

(a)	Diluted earnings per share and weighted average shares and assumed incremental shares for all periods from the December 2003 quarter through the September 2004 quarter were revised to reflect the retroactive application of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

25.	Guarantor Consolidating Financial Statements

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2005

RESTATED

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$285,909	$262,454		$235,898		$(498,352)	$285,909
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,449	13,448		39,543			55,440
Provision for loan losses			(20,189)		438,900			418,711
Deferred income taxes		295,829	77,216		(404,265)			(31,220)
Accretion of present value discount			7,246		(85,312)			(78,066)
Impairment of credit enhancement assets					1,122			1,122
Non-cash restructuring charges			2,760					2,760
Other		11,257	(1,967)		(579)			8,711

Equity in income of affiliates		(262,454)	(235,898)				498,352
Changes in assets and liabilities:
Other assets		913	(43,591)		17,100			(25,578)
Accrued taxes and expenses		39,641	(78,032)		14,564			(23,827)

Net cash provided (used) by operating activities		373,544	(16,553)		256,971			613,962

Cash flows from investing activities:
Purchases of receivables			(5,447,444)		(5,382,701)		5,382,701	(5,447,444)
Principal collections and recoveries on receivables			80,062		3,122,726			3,202,788
Net proceeds from sale of receivables			5,382,701				(5,382,701)
Distributions from gain on sale Trusts, net of swap payments			1,599		545,412			547,011
Purchases of property and equipment		(6,622)	(1,054)					(7,676)
Change in restricted cash - securitization notes payable					(147,476)			(147,476)
Change in restricted cash - warehouse credit facilities					(245,551)			(245,551)
Change in other assets			29,442					29,442
Net change in investment in affiliates		7,764	1,421,785		(126,285)		(1,303,264)

Net cash provided (used) by investing activities		1,142	1,467,091		(2,233,875)		(1,303,264)	(2,068,906)

Cash flows from financing activities:
Net change in warehouse credit facilities					490,974			490,974
Issuance of securitization notes payable					4,550,000			4,550,000
Payments on securitization notes payable					(2,990,238)			(2,990,238)
Debt issuance costs		(74)	(891)		(20,612)			(21,577)
Net change in notes payable		(12,383)	(893)					(13,276)
Repurchase of common stock		(362,570)						(362,570)
Net proceeds from issuance of common stock		42,201	33,920		(1,315,198)		1,281,278	42,201
Net change in due (to) from affiliates		(49,660)	(1,241,637)		1,261,971		29,326

Net cash (used) provided by financing activities		(382,486)	(1,209,501)		1,976,897		1,310,604	1,695,514

Net (decrease) increase in cash and cash equivalents		(7,800)	241,037		(7)		7,340	240,570
Effect of Canadian exchange rate changes on cash and cash equivalents		7,800	1,014		7		(7,340)	1,481
Cash and cash equivalents at beginning of year			421,450					421,450

Cash and cash equivalents at end of year	$		$663,501	$		$		$663,501

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2004

RESTATED

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$226,983	$221,906		$294,651		$(516,557)	$226,983
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,881	24,055		80,938			107,874
Provision for loan losses			41,710		215,360			257,070
Deferred income taxes		15,030	22,540		(147,441)			(109,871)
Accretion of present value discount			13,932		(114,167)			(100,235)
Impairment of credit enhancement assets			1,551		31,813			33,364
Non-cash restructuring charges			12,040					12,040
Other		(2,251)	(78)		1,291			(1,038)

Equity in income of affiliates		(221,906)	(294,651)				516,557
Changes in assets and liabilities:
Other assets		78,075	(18,282)		25,268			85,061
Accrued taxes and expenses		15,628	(36,539)		14,346			(6,565)

Net cash provided (used) by operating activities		114,440	(11,816)		402,059			504,683

Cash flows from investing activities:
Purchases of receivables			(3,859,728)		(4,134,717)		4,134,717	(3,859,728)
Principal collections and recoveries on receivables			(189,309)		2,396,323			2,207,014
Net proceeds from sale of receivables			4,134,717				(4,134,717)
Distributions from gain on sale Trusts, net of swap payments			(19,583)		357,879			338,296
Purchases of property and equipment			(4,703)					(4,703)
Dividends		136	(47,106)				46,970
Change in restricted cash - securitization notes payable					(252,469)			(252,469)
Change in restricted cash - warehouse credit facilities					554,957			554,957
Change in other assets			21,020		34,023			55,043
Net change in investment in affiliates		23,094	1,454,911		(1,311,540)		(166,465)

Net cash provided (used) by investing activities		23,230	1,490,219		(2,355,544)		(119,495)	(961,590)

Cash flows from financing activities:
Net change in warehouse credit facilities					(772,438)			(772,438)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes payable					4,340,000			4,340,000
Payments on securitization notes payable					(2,023,449)			(2,023,449)
Retirement of senior notes		(207,250)						(207,250)
Issuance of convertible senior notes		200,000						200,000
Debt issuance costs		(4,664)			(23,642)			(28,306)
Net change in notes payable		(12,352)	(840)					(13,192)
Sale of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Repurchase of common stock		(32,169)						(32,169)
Net proceeds from issuance of common stock		30,046	15,512		(128,639)		113,127	30,046
Net change in due (to) from affiliates		(85,579)	(1,383,997)		1,462,215		7,361

Net cash (used) provided by financing activities		(139,017)	(1,369,325)		1,949,047		120,488	561,193

Net (decrease) increase in cash and cash equivalents		(1,347)	109,078		(4,438)		993	104,286
Effect of Canadian exchange rate changes on cash and cash equivalents		1,347	(125)		14		(993)	243
Cash and cash equivalents at beginning of year			312,497		4,424			316,921

Cash and cash equivalents at end of year	$		$421,450	$		$		$421,450

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2003

RESTATED

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$21,209	$22,089	$204,715		$(226,804)	$21,209
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,765	35,175	32,429			71,369
Provision for loan losses			91,034	216,536			307,570
Deferred income taxes		7,077	(55,865)	56,229			7,441
Accretion of present value discount			64,372	(163,723)			(99,351)
Impairment of credit enhancement assets			761	188,759			189,520
Non-cash gain on sale of receivables			160	(124,991)			(124,831)
Non-cash restructuring charges			41,251				41,251
Other		2,467	796	(81)			3,182
Initial deposits to credit enhancement assets				(58,101)			(58,101)
Equity in income of affiliates		(19,475)	(207,329)			226,804
Changes in assets and liabilities:
Other assets		(79,296)	30,875	(10,341)		2,878	(55,884)
Accrued taxes and expenses		(22,755)	(39,571)	17,189		(2,878)	(48,015)
Purchases of receivables held for sale			(647,647)	(2,513,384)		2,513,384	(647,647)
Principal collections and recoveries on receivables held for sale			7,719	64,678			72,397
Net proceeds from sale of receivables			2,513,384	2,495,353		(2,513,384)	2,495,353

Net cash (used) provided by operating activities		(87,008)	1,857,204	405,267			2,175,463

Cash flows from investing activities:
Purchases of receivables			(5,911,952)	(4,031,762)		4,031,762	(5,911,952)
Principal collections and recoveries on receivables			48,394	751,712			800,106
Net proceeds from sale of receivables			4,031,762			(4,031,762)
Distributions from gain on sale Trusts, net of swap payments			(44,364)	185,200			140,836
Purchases of property and equipment			(40,663)	(7)			(40,670)
Change in restricted cash - securitization notes payable				(228,184)			(228,184)
Change in restricted cash - warehouse credit facilities				(708,361)			(708,361)
Change in other assets			1,820	(33,190)			(31,370)
Net change in investment in affiliates		(9,771)	(1,745,720)	1,137,334		618,157

Net cash used by investing activities		(9,771)	(3,660,723)	(2,927,258)		618,157	(5,979,595)

Cash flows from financing activities:
Net change in warehouse credit facilities				(479,223)			(479,223)
Proceeds from whole loan purchase facility				875,000			875,000
Issuance of securitization notes payable				3,708,575		(19,021)	3,689,554
Payments on securitization notes payable				(429,298)		974	(428,324)
Senior note swap settlement		9,700					9,700
Retirement of senior notes		(39,631)					(39,631)
Debt issuance costs		(815)	(8,249)	(26,447)			(35,511)
Net change in notes payable		(44,868)	(700)				(45,568)
Net proceeds from issuance of common stock		482,345	4,940	589,366		(594,306)	482,345
Net change in due (to) from affiliates		(322,353)	2,029,221	(1,713,055)		6,187

Net cash provided by financing activities		84,378	2,025,212	2,524,918		(606,166)	4,028,342

Net (decrease) increase in cash and cash equivalents		(12,401)	221,693	2,927		11,991	224,210
Effect of Canadian exchange rate changes on cash and cash equivalents		12,401	(2)	(46)		(11,991)	362
Cash and cash equivalents at beginning of year			90,806	1,543			92,349

Cash and cash equivalents at end of year	$		$312,497	$4,424	$		$316,921

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, previously concluded that the Company maintained effective disclosure controls and procedures as of June 30, 2005. In connection with the restatement of the Company’s Consolidated Statements of Cash Flows described in Note 2 to the consolidated financial statements, and as a result of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (restated) in Item 8 of this Form 10K/A, they have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

The Company restated its Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004, and 2003, and the three months ended September 30, 2005, due to a review of accounting guidance set forth in Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 8, regarding the classification in the cash flow statement of cash received from its retained interests on gain on sale securitizations. As of the current date of this filing, the Company has fully remediated this material weakness. The Company will monitor all new pronouncements related to the Statement of Cash Flows as well as continue to diligently review all cash flow pronouncements related to classification of items on the cash flow statement. There were no changes made in the Company’s internal control over financial reporting during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business - Executive Officers” for information concerning executive officers.

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

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of June 30, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	7,885,645	$13.43	4,413,192
Equity compensation plans not approved by shareholders	2,625,413	17.12	1,192,713

Total	10,511,058	$14.35	5,605,905

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2006.

AmeriCredit Corp.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLIFTON H. MORRIS, JR. Clifton H. Morris, Jr.	Director and Chairman of the Board	February 6, 2006

/s/ DANIEL E. BERCE Daniel E. Berce	Director, President and Chief Executive Officer	February 6, 2006

/s/ CHRIS A. CHOATE Chris A. Choate	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	February 6, 2006

/s/ JOHN R. CLAY John R. Clay	Director	February 6, 2006

/s/ A.R. DIKE A.R. Dike	Director	February 6, 2006

/s/ JAMES H. GREER James H. Greer	Director	February 6, 2006

/s/ DOUGLAS K. HIGGINS Douglas K. Higgins	Director	February 6, 2006

/s/ KENNETH H. JONES, JR. Kenneth H. Jones, Jr.	Director	February 6, 2006

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2 (1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3 (4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4 (27)	Bylaws of the Company, as amended through June 30, 2003 (Exhibit 3.4)

4.1 (3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2 (9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1 (11)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

10.1 (2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2 (3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3 (13)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.3.1 (25)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.4 (3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1 (7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2 (12)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.5 (3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.5.1 (7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

10.6 (27)	Employment Agreement, dated July 1, 1997, between the Company and Chris A. Choate, as amended by Amendment No. 1, dated July 1, 1998 (Exhibit 10.6)

10.7 (27)	Employment Agreement, dated March 25, 1998, between the Company and Mark Floyd (Exhibit 10.7)

10.8 (22)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.8.1 (22)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.9 (5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.1 (8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.2 (37)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Clifton H. Morris, Jr. (Exhibit 99.2)

10.9.3 (37)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Daniel E. Berce (Exhibit 99.3)

10.10 (6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

10.10.1 (14)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.11 (10)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.11.1 (14)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.11 (36)	Amendment No. 2 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Appendix B to Proxy Statement)

10.12 (26)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.13 (16)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.13 (36)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.14 (17)	i4 Gold Stock Option Program

10.14.1 (25)	Amended and Restated i4 Gold Stock Option Program

10.15 (18)	Management Stock Option Plan of AmeriCredit Corp.

10.16 (19)	AmeriCredit Corp. Employee Stock Purchase Plan

10.16.1 (20)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.2 (21)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.3 (31)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

10.17 (15)	Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.2)

10.17.1 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Sale and Servicing Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; Supplement No. 3, dated March 5, 2003, to Amended and Restated Indenture, dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas; Amendment No. 2, dated March 5, 2003, to Annex A to the Amended and Restated Indenture and the Amended and Restated Sale and Servicing Agreement; and Amendment No. 1, dated March 5, 2003, to the Amended and Restated Custodian Agreement, dated February 22, 2002 (Exhibit 10.16)

10.17.2 (29)	Second Amended and Restated Sale and Servicing Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA (Exhibit 10.10)

10.17.3 (32)	Amendment No. 1, dated June 2, 2004, to the Second Amended and Restated Sale and Servicing Agreement, dated November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and Bank One, NA; and Supplement No. 1, dated June 2, 2004, to Second Amended and Restated Indenture, dated November 5, 2003, among AmeriCredit Master Trust, Bank One, NA and Deutsche Bank Trust Company Americas (Exhibit 10.17.3)

10.18 (15)	Annex A to the Amended and Restated Sale and Servicing Agreement, dated as of February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and Bank One, NA (Exhibit 10.3)

10.19 (15)	Amended and Restated Indenture, dated as of February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Bankers Trust Company (Exhibit 10.4)

10.19.1 (23)	Supplement No. 2, dated October 15, 2002, to Amended and Restated Indenture dated February 22, 2002, among AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.6)

10.19.2 (23)	Supplement to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated July 31, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.1)

10.19.3 (23)	Supplement No. 2 to Amended and Restated Indenture and Amendment No. 1 to Annex A to Amended and Restated Indenture and Amended and Restated Sale and Servicing Agreement, dated October 15, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.2)

10.19.4 (29)	Second Amended and Restated Indenture, dated as of November 5, 2003, between Bank One, NA and Deutsche Bank Trust Company Americas (Exhibit 10.9)

10.20 (27)	Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.29)

10.20.1 (22)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.59)

10.20.2 (22)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-1 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.60)

10.20.3 (24)	Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.22)

10.20.4 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.20.5 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-1 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-1 Purchasers and Deutsche Bank, AG (Exhibit 10.17)

10.20.6 (29)	Second Amended and Restated Class A-1 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.4)

10.21 (27)	Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.30)

10.21.1 (22)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.61)

10.21.2 (22)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class A-2 Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.62)

10.21.3 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10.18)

10.21.4 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class A-2 Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A-2 Purchasers and Deutsche Bank, AG (Exhibit 10,18)

10.21.5 (29)	Second Amended and Restated Class A-2 Note Purchase Agreement, dated as of November 5, 2003, by and among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.5)

10.22 (32)	Second Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 10.22)

10.22.1 (22)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Bank One, NA, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.63)

10.22.2 (22)	Joinder Supplement, dated as of May 10, 2002, to the Amended and Restated Class B Note Purchase Agreement dated as of February 22, 2002, among Jupiter Securitization Corporation, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, AmeriCredit Master Trust, Bank One, NA, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (Exhibit 10.64)

10.22.3 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class B Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 10.19)

10.22.4 (29)	Second Amended and Restated Class B Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.6)

10.23 (29)	Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.32)

10.23.1 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class C Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 10.20)

10.23.2 (29)	Second Amended and Restated Class C Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.7)

10.24 (27)	Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.53)

10.24.1 (24)	Amendment No. 1, dated March 5, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.21)

10.24.2 (24)	Agreement to Extend Commitment Termination Date, dated March 6, 2003, to the Amended and Restated Class S Note Purchase Agreement, dated February 22, 2002, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 10.23)

10.24.3 (29)	Second Amended and Restated Class S Note Purchase Agreement, dated as of November 5, 2003, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., the Class A-1 Purchasers, Deutsche Bank, AG, and Deutsche Bank Trust Company Americas (Exhibit 10.8)

10.24.4 (35)	Letter Agreement dated November 3, 2004 between AmeriCredit Financial Services, Inc. and Deutsche Bank Trust Company Americas, extending the Commitment Termination Dates to the Class A-1, Class A-2, Class B and Class C Second Amended and restated Note Purchase Agreements, dated November 5, 2003, concerning the AmeriCredit Master Trust warehouse credit facility (Exhibit 99.1)

10.24.5 (35)	Letter Agreement dated November 3, 2004 between AmeriCredit Financial Services, Inc. and Deutsche Bank Trust Company Americas, extending the Commitment Termination Date to the Class S Second Amended and restated Note Purchase Agreement, dated November 5, 2003, concerning the AmeriCredit Master Trust warehouse credit facility (Exhibit 99.2)

10.24.6 (35)	Amendment No. 2, dated November 3, 2004, to the Second Amended and Restated Sale and Servicing Agreement, dated November 5, 2004, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc. and JPMorgan Chase Bank; Supplement No. 2, dated November 3, 2004, to Second Amended and Restated Indenture, dated November 5, 2003, among AmeriCredit Master Trust, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas; Amendment No. 1, dated November 3, 2004, to the Second Amended and Restated Custodian Agreement, dated November 5, 2003, among AmeriCredit Master Trust, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas; and Amendment No. 1, dated November 3, 2004, to Annex A to the Second Amended and Restated Indenture and the Amended and Second Amended and Restated Sale and Servicing Agreement (Exhibit 99.3)

10.25 (33)	Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp., and Wells Fargo Bank, National Association, as collateral agent and securities intermediary (Exhibit 10.2)

10.25.1 (33)	Note Purchase Agreement, dated August 19, 2004, among AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., Sheffield Receivables Corporation, and Barclays Bank, PLC, as agent (Exhibit 110.3)

10.25.2 (33)	Servicing and Custodian Agreement, dated August 19, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit Repurchase Trust, Wells Fargo Bank, National Association, as collateral agent and backup servicer, and Barclays Bank, PLC, as agent (Exhibit 10.4)

10.26 (34)	Security Agreement dated as of October 1, 2004, among AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank (Exhibit 10.1)

10.26.1 (34)	Servicing and Custodian Agreement dated as of October 1, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust IV and JPMorgan Chase Bank (Exhibit 10.2)

10.26.2 (34)	Master Receivables Purchase Agreement dated as of October 1, 2004, among AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank (Exhibit 10.3)

10.26.3 (34)	Insurance Agreement dated as of October 1, 2004, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust IV, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. IV and JPMorgan Chase Bank (Exhibit 10.4)

10.27 (22)	Pooling and Servicing Agreement, dated as of May 17, 2002, between AmeriCredit Canada 2002-A Corp., Merrill Lynch Financial Assets Inc., AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and The Trust Company of Bank of Montreal (Exhibit 10.68)

10.28 (22)	Seller’s Representation and Indemnity Covenant, dated as of May 10, 2002, among AmeriCredit Financial Services of Canada Ltd., AmeriCredit Corp., Merrill Lynch Financial Assets Inc. and Merrill Lynch Canada Inc. (Exhibit 10.69)

10.29 (22)	Indenture, dated June 19, 2002, between AmeriCredit Corp. and subsidiaries and Bank One, NA, with respect to 9 1/4 % Senior Notes due 2009 (Exhibit 10.71)

10.30 (23)	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.1)

10.31 (23)	Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.2)

10.32 (23)	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company (Exhibit 10.3)

10.33 (23)	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust (Exhibit 10.4)

10.34 (23)	Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.5)

10.35 (23)	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc. (Exhibit 10.11)

10.36 (27)	Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.53)

10.36.1 (24)	Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.14)

10.36.2 (28)	Amendment No. 2 to Credit Agreement, dated August 13, 2003, among AFS Funding Corp. and AFS SenSub Corp., as Borrowers, AmeriCredit Corp. and AmeriCredit Financial Services, Inc., as Contingent Obligors, the Financial Institutions from time to time party thereto, as Lenders, Deutsche Bank AG, New York Branch, as an Agent, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas, as Lender Collateral Agent and as Administrative Agent (Exhibit 10.1)

10.36.3 (29)	Amendment No. 3 to Credit Agreement, dated November 12, 2003, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc., the Financial Institutions from time to time party thereto, Deutsche Bank AG, New York Branch, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas (Exhibit 10.11)

10.36.4 (30)	Amendment No. 4, dated March 30, 2004, to the Credit Agreement dated August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., the Lenders thereto, Deutsche Bank AG and Deutsche Bank Trust Company Americas (Exhibit 10.1)

10.37 (27)	Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.54)

10.37.1 (24)	First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.15)

10.38 (27)	Separation Agreement, dated April 22, 2003, between AmeriCredit Corp. and Michael R. Barrington (Exhibit 10.55)

10.39 (36)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.40 (29)	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA (Exhibit 10.12)

10.41 (37)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

10.42 (38)	Revised Form of Stock Appreciation Rights Agreement (Exhibit 10.1)

12.1 (@)	Statement Re Computation of Ratios

21.1 (@)	Subsidiaries of the Registrant

23.1 (@)	Consent of Independent Registered Public Accounting Firm

31.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.

(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.

(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.

(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.

(7)	Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.

(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.

(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.

(10)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.

(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.

(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.

(13)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.

(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.

(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.

(16)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)

(20)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)

(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)

(22)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.

(24)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the Company with the Securities and Exchange Commission.

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