Form 10-Q/A
period 2005-09-30
AMERICREDIT CORP
filed 2006-02-06
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

AmeriCredit Corp. (the “Company”) hereby amends the Company’s Quarterly Report on the Form 10-Q for the three months ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005.

This amendment is being filed to reflect the restatement of the Company’s consolidated statements of cash flows, as discussed in Note 2 contained herein, and other information related to such restated financial information. Except for Items 1 and 4 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2005	June 30, 2005
ASSETS
Cash and cash equivalents	$692,476	$663,501
Finance receivables, net	8,857,389	8,297,750
Interest-only receivables from Trusts	15,745	29,905
Investments in Trust receivables	181,903	239,446
Restricted cash – gain on sale Trusts	201,367	272,439
Restricted cash – securitization notes payable	674,600	633,900
Restricted cash – warehouse credit facilities	271,849	455,426
Property and equipment, net	59,406	92,000
Deferred income taxes	62,883	53,759
Other assets	218,048	208,912

Total assets	$11,235,666	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,104,740	$990,974
Securitization notes payable	7,377,648	7,166,028
Senior notes	166,841	166,755
Convertible senior notes	200,000	200,000
Funding payable	235,573	158,210
Accrued taxes and expenses	145,914	133,736
Other liabilities	15,583	9,419

Total liabilities	9,246,299	8,825,122

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued Common stock, $0.01 par value per share; 230,000,000 shares authorized; 167,077,363 and 166,808,056 shares issued	1,671	1,668
Additional paid-in capital	1,160,514	1,150,612
Accumulated other comprehensive income	41,192	33,565
Retained earnings	1,387,667	1,333,634

	2,591,044	2,519,479
Treasury stock, at cost (29,257,188 and 21,180,057 shares)	(601,677)	(397,563)

Total shareholders’ equity	1,989,367	2,121,916

Total liabilities and shareholders’ equity	$11,235,666	$10,947,038

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

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$54,033	$68,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,859	17,544
Provision for loan losses	165,860	98,716
Deferred income taxes	(9,109)	1,468
Accretion of present value discount	(11,663)	(27,126)
Impairment of credit enhancement assets	457	91
Stock-based compensation expense	4,203	629
Other	(711)	574
Changes in assets and liabilities:
Other assets	8,366	23,282
Accrued taxes and expenses	11,856	4,796

Net cash provided by operating activities	230,151	188,781

Cash flows from investing activities
Purchases of receivables	(1,621,939)	(1,178,422)
Principal collections and recoveries on receivables	976,538	705,827
Distributions from gain on sale Trusts, net of swap payments	143,018	100,282
Purchases of property and equipment	(902)	(635)
Sale of property	34,807
Change in restricted cash – securitization notes payable	(40,256)	(31,940)
Change in restricted cash – warehouse credit facilities	183,577	(297,601)
Change in other assets	2,240	22,235

Net cash used by investing activities	(322,917)	(680,254)

Cash flows from financing activities
Net change in warehouse credit facilities	113,766	521,532
Issuance of securitization notes payable	1,100,000	800,000
Payments on securitization notes payable	(889,615)	(669,787)
Debt issuance costs	(3,532)	(5,194)
Repurchase of common stock	(204,114)	(67,831)
Net proceeds from issuance of common stock	3,407	19,586
Other net changes	(153)	(3,098)

Net cash provided by financing activities	119,759	595,208

Net increase in cash and cash equivalents	26,993	103,735
Effect of Canadian exchange rate changes on cash and cash equivalents	1,982	1,088
Cash and cash equivalents at beginning of period	663,501	421,450

Cash and cash equivalents at end of period	$692,476	$526,273

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

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Three Months Ended
September 30, 2004

Net income as reported	$68,807
Add: Stock-based compensation expense included in reported net income, net of related tax effects	496
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(4,314)

Pro forma net income	$64,989

Earnings per share:
Basic – as reported	$0.44

Basic – pro forma	$0.42

Diluted – as reported	$0.41

Diluted – pro forma	$0.39

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

NOTE 2 - RESTATEMENT

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

NOTE 3 - FINANCE RECEIVABLES

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

NOTE 4 - SECURITIZATIONS

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

NOTE 5 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	September 30, 2005	June 30, 2005
Interest-only receivables from Trusts	$15,745	$29,905
Investments in Trust receivables	181,903	239,446
Restricted cash – gain on sale Trusts	201,367	272,439

	$399,015	$541,790

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Balance at beginning of period	$541,790	$1,062,322
Distributions from Trusts	(143,018)	(103,229)
Accretion of present value discount	1,819	16,777
Other-than-temporary impairment	(457)	(91)
Change in unrealized gain	(1,358)	(8,027)
Foreign currency translation adjustment	239	512

Balance at end of period	$399,015	$968,264

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	September 30, 2005	June 30, 2005
Cumulative credit losses	12.6% - 14.9%	12.4% - 14.8%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 6 – WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	September 30, 2005	June 30, 2005
Commercial paper facility	$31,660
Medium term note facility	650,000	$650,000
Repurchase facility	230,182	215,613
Near prime facility	192,898	125,361

	$1,104,740	$990,974

Further detail regarding terms and availability of the warehouse credit facilities as of September 30, 2005, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2007 (a)(b)	$1,950,000	$31,660	$34,908	$1,000
Medium term note:
October 2007 (a)(c)	650,000	650,000	475,489	224,089
Repurchase facility:
August 2006 (a)	500,000	230,182	227,541	6,546
Near prime facility:
July 2006 (a)	400,000	192,898	201,644	1,982

	$3,500,000	$1,104,740	$939,582	$233,617

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2005, and the remaining $1,800.0 million matures in November 2007.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $38.2 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheets.

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

NOTE 7 – SECURITIZATION NOTES PAYABLE

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

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The carrying value of the senior notes and convertible senior notes was $366.8 million as of September 30 and June 30, 2005, respectively. See guarantor consolidating financial statements in Note 15.

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

NOTE 10 – COMMON STOCK

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

NOTE 11 – STOCK-BASED COMPENSATION

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

NOTE 12 – RESTRUCTURING CHARGES

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

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2005	2004
Interest costs (none capitalized)	$79,479	$50,747
Income taxes	23,486	32,085

NOTE 15 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2005

RESTATED

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$54,033	$50,141	$60,060		$(110,201)	$54,033
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		615	2,704	3,540			6,859
Provision for loan losses			20,977	144,883			165,860
Deferred income taxes		(38,944)	(5,845)	35,680			(9,109)
Accretion of present value discount			(117)	(11,546)			(11,663)
Impairment of credit enhancement assets			268	189			457
Stock-based compensation expense		4,203					4,203
Other			(564)	(147)			(711)

Equity in income of affiliates		(50,141)	(60,060)			110,201
Changes in assets and liabilities:
Other assets		(1)	4,599	3,768			8,366
Accrued taxes and expenses		22,095	(4,637)	(5,602)			11,856

Net cash (used) provided by operating activities		(8,140)	7,466	230,825			230,151

Cash flows from investing activities:
Purchases of receivables			(1,621,939)	(1,616,023)		1,616,023	(1,621,939)
Principal collections and recoveries on receivables			13,457	963,081			976,538
Net proceeds from sale of receivables			1,616,023			(1,616,023)
Distributions from gain on sale
Trusts, net of swap payments			706	142,312			143,018
Purchases of property and equipment			(902)				(902)
Sale of property			34,807				34,807
Change in restricted cash - securitization notes payable				(40,256)			(40,256)
Change in restricted cash - warehouse credit facilities				183,577			183,577
Change in other assets			2,240				2,240
Net change in investment in affiliates		(982)	594,546	(121,850)		(471,714)

Net cash provided (used) by investing activities		(982)	638,938	(489,159)		(471,714)	(322,917)

Cash flows from financing activities:
Net change in warehouse credit facilities				113,766			113,766
Issuance of securitization notes payable				1,100,000			1,100,000
Payments on securitization notes payable				(889,615)			(889,615)
Debt issuance costs		(5)		(3,527)			(3,532)
Repurchase of common stock		(204,114)					(204,114)
Net proceeds from issuance of common stock		3,407		(472,695)		472,695	3,407
Other net changes		31	(184)				(153)
Net change in due (to) from affiliates		204,812	(624,669)	416,193		3,664

Net cash provided (used) by financing activities		4,131	(624,853)	264,122		476,359	119,759

Net (decrease) increase in cash and cash equivalents		(4,991)	21,551	5,788		4,645	26,993
Effect of Canadian exchange rate changes on cash and cash equivalents		4,991	1,628	8		(4,645)	1,982
Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$686,680	$5,796	$		$692,476

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2004

RESTATED

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$68,807	$68,647	$39,680		$(108,327)	$68,807
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		688	3,509	13,347			17,544
Provision for loan losses			(22,510)	121,226			98,716
Deferred income taxes		223,532	86,512	(308,576)			1,468
Accretion of present value discount			4,175	(31,301)			(27,126)
Impairment of credit enhancement assets				91			91
Stock-based compensation expense		629					629
Other			668	(94)			574

Equity in income of affiliates		(68,647)	(39,680)			108,327
Changes in assets and liabilities:
Other assets		1,801	16,502	4,979			23,282
Accrued taxes and expenses		8,709	(9,125)	5,212			4,796

Net cash provided (used) by operating activities		235,519	108,698	(155,436)			188,781

Cash flows from investing activities:
Purchases of receivables			(1,178,422)	(1,183,002)		1,183,002	(1,178,422)
Principal collections and recoveries on receivables			14,370	691,457			705,827
Net proceeds from sale of receivables			1,183,002			(1,183,002)
Distributions from gain on sale
Trusts, net of swap payments			(860)	101,142			100,282
Purchases of property and equipment			(635)				(635)
Change in restricted cash - securitization notes payable				(31,940)			(31,940)
Change in restricted cash - warehouse credit facilities				(297,601)			(297,601)
Change in other assets			22,235				22,235
Net change in investment in affiliates		8,252	1,784,778	(122,974)		(1,670,056)

Net cash provided (used) by investing activities		8,252	1,824,468	(842,918)		(1,670,056)	(680,254)

Cash flows from financing activities:
Net change in warehouse credit facilities				521,532			521,532
Issuance of securitization notes payable				800,000			800,000
Payments on securitization notes payable				(669,787)			(669,787)
Debt issuance costs		(10)	(777)	(4,407)			(5,194)
Repurchase of common stock		(67,831)					(67,831)
Net proceeds from issuance of common stock		19,586		(1,646,380)		1,646,380	19,586
Other net changes		(2,872)	(226)				(3,098)
Net change in due (to) from affiliates		(197,937)	(1,830,530)	1,999,855		28,612

Net cash (used) provided by financing activities		(249,064)	(1,831,533)	1,000,813		1,674,992	595,208

Net (decrease) increase in cash and cash equivalents		(5,293)	101,633	2,459		4,936	103,735
Effect of Canadian exchange rate changes on cash and cash equivalents		5,293	712	19		(4,936)	1,088
Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$523,795	$2,478	$		$526,273

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

In connection with the restatement of the Company’s Consolidated Statements of Cash Flows described in Note 2 to the consolidated financial statements, and as a result of the material weakness described below, they have concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2005.

Material Weakness In Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, the Company did not maintain effective controls over the classification of cash flows received from retained interests classified as available for sale securities in its consolidated statements of cash flows. Specifically, the Company did not correctly interpret Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 8, and cash flows received from retained interests classified as available for sale securities were presented as operating cash flows instead of investing cash flows on the consolidated statements of cash flows. This control deficiency resulted in the restatement of the consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003, and the three months ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of the operating and investing cash flows that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

As of the current date of this filing, the Company has fully remediated this material weakness. The Company will monitor all new pronouncements related to the Statement of Cash Flows as well as continue to diligently review all cash flow pronouncements related to classification of items on the cash flow statement.

Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations Inherent in all Controls

The Company’s management, including the CEO and CFO, recognize that the disclosure controls and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

Item 6. EXHIBITS

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

AmeriCredit Corp. (Registrant)

Date: February 6, 2006	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer