Form 10-Q
period 2005-12-31
AMERICREDIT CORP
filed 2006-02-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

There were 129,022,188 shares of common stock, $0.01 par value outstanding as of January 31, 2006.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2005	June 30, 2005
ASSETS
Cash and cash equivalents	$586,145	$663,501
Finance receivables, net	9,264,566	8,297,750
Interest-only receivables from Trusts	8,705	29,905
Investments in Trust receivables	138,682	239,446
Restricted cash – gain on sale Trusts	143,761	272,439
Restricted cash – securitization notes payable	698,321	633,900
Restricted cash – warehouse credit facilities	526,300	455,426
Property and equipment, net	59,332	92,000
Deferred income taxes	41,705	53,759
Other assets	268,876	208,912

Total assets	$11,736,393	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities	$1,232,907	$990,974
Securitization notes payable	7,875,604	7,166,028
Senior notes	153,791	166,755
Convertible senior notes	200,000	200,000
Funding payable	225,801	158,210
Accrued taxes and expenses	114,756	133,736
Other liabilities	13,254	9,419

Total liabilities	9,816,113	8,825,122

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 167,509,154 and 166,808,056 shares issued	1,675	1,668
Additional paid-in capital	1,173,613	1,150,612
Accumulated other comprehensive income	67,243	33,565
Retained earnings	1,474,241	1,333,634

	2,716,772	2,519,479
Treasury stock, at cost (37,635,831 and 21,180,057 shares)	(796,492)	(397,563)

Total shareholders’ equity	1,920,280	2,121,916

Total liabilities and shareholders’ equity	$11,736,393	$10,947,038

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue
Finance charge income	$394,075	$291,675	$767,811	$561,603
Servicing income	21,445	40,372	46,786	99,729
Other income	32,608	12,720	53,794	23,391

	448,128	344,767	868,391	684,723

Costs and expenses
Operating expenses	83,919	80,001	161,784	154,002
Provision for loan losses	125,865	100,197	291,725	198,913
Interest expense	101,179	61,976	191,450	119,492
Restructuring charges, net	93	105	252	611

	311,056	242,279	645,211	473,018

Income before income taxes	137,072	102,488	223,180	211,705
Income tax provision	50,498	37,921	82,573	78,331

Net income	86,574	64,567	140,607	133,374

Other comprehensive income (loss)
Unrealized losses on credit enhancement assets	(4,072)	(12,953)	(8,080)	(26,456)
Unrealized gains on cash flow hedges	838	4,740	9,044	2,642
Unrealized gain on equity investment	44,512		44,512
Foreign currency translation adjustment	(16)	4,224	4,975	9,517
Income tax (provision) benefit	(15,211)	3,039	(16,773)	9,066

Other comprehensive income (loss)	26,051	(950)	33,678	(5,231)

Comprehensive income	$112,625	$63,617	$174,285	$128,143

Earnings per share
Basic	$0.65	$0.42	$1.02	$0.86

Diluted	$0.59	$0.39	$0.93	$0.80

Weighted average shares outstanding	133,701,322	154,062,587	138,218,408	154,861,396

Weighted average shares and assumed incremental shares	148,325,483	168,617,089	152,958,115	169,486,045

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2005	2004
		(Restated)
Cash flows from operating activities
Net income	$140,607	$133,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,381	33,947
Provision for loan losses	291,725	198,913
Deferred income taxes	(2,084)	2,139
Accretion of present value discount	(22,658)	(41,670)
Impairment of credit enhancement assets	457	1,122
Stock-based compensation expense	9,298	2,718
Other	(9,993)	238
Changes in assets and liabilities:
Other assets	9,910	(33,794)
Accrued taxes and expenses	(19,047)	(30,954)

Net cash provided by operating activities	409,596	266,033

Cash flows from investing activities
Purchases of receivables	(3,146,643)	(2,401,555)
Principal collections and recoveries on receivables	1,952,779	1,434,791
Distributions from gain on sale Trusts, net of swap payments	253,673	199,086
Purchases of property and equipment	(2,249)	(1,662)
Sale of property	34,807
Proceeds from sale of equity investment	11,992
Change in restricted cash – securitization notes payable	(63,967)	(2,755)
Change in restricted cash – warehouse credit facilities	(70,874)	126,323
Change in other assets	2,583	22,732

Net cash used by investing activities	(1,027,899)	(623,040)

Cash flows from financing activities
Net change in warehouse credit facilities	241,933	448,937
Issuance of securitization notes payable	2,500,000	1,550,000
Payments on securitization notes payable	(1,791,525)	(1,436,780)
Retirement of senior notes	(13,200)
Debt issuance costs	(8,133)	(11,216)
Repurchase of common stock	(398,929)	(144,145)
Net proceeds from issuance of common stock	9,181	24,683
Other net changes	(484)	(9,779)

Net cash provided by financing activities	538,843	421,700

Net (decrease) increase in cash and cash equivalents	(79,460)	64,693
Effect of Canadian exchange rate changes on cash and cash equivalents	2,104	1,688
Cash and cash equivalents at beginning of period	663,501	421,450

Cash and cash equivalents at end of period	$586,145	$487,831

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

The consolidated financial statements as of December 31, 2005, and for the three and six months ended December 31, 2005 and 2004, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005.

Stock-based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the three and six months ended December 31, 2005, the Company has recorded total stock-based compensation expense of $5.1 million ($3.2 million net of tax) and $9.3 million ($5.9 million net of tax), respectively. For the three and six months ended December 31, 2004, the Company has recorded total stock-based compensation expense of $1.9 million ($1.2 million net of tax) and $2.7 million ($1.7 million net of tax), respectively. Included in total stock-based compensation expense for the three and six months ended December 31, 2005, is an additional $1.3 million and $2.9 million, respectively, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options granted prior to the

Company’s implementation of SFAS 123 on July 1, 2003, that vest subsequent to June 30, 2005. The remaining estimated pretax amortization on these outstanding options of $1.6 million will be recognized through December 31, 2006. The consolidated statements of income for the three and six months ended December 31, 2004, have not been restated to reflect the amortization of these options.

The tax benefit of the stock option expense of $2.6 million for the six months ended December 31, 2005, has been included in other net changes as a cash inflow from financing activities on the consolidated statement of cash flows.

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

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income as reported	$64,567	$133,374
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,216	1,712
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(5,224)	(9,538)

Pro forma net income	$60,559	$125,548

Earnings per share:
Basic – as reported	$0.42	$0.86

Basic – pro forma	$0.39	$0.81

Diluted – as reported	$0.39	$0.80

Diluted – pro forma	$0.36	$0.75

The fair value of each option granted or modified during the three and six months ended December 31, 2005 and 2004, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Expected dividends	0	0	0	0
Expected volatility	38.4%	48.9%	38.4%	48.9%
Risk-free interest rate	4.3%	2.7%	4.3%	2.7%
Expected life	3.1 years	2.4 years	3.1 years	2.4 years

The Company has not paid out dividends historically, thus the dividend yields are estimated at zero percent.

Effective July 1, 2005, the Company changed its assumption for determining expected volatility on all new options granted after that date to reflect an average of the implied volatility rate and historical volatility rates. After giving consideration to recently available regulatory guidance, management believes that a combination of market-based measures is currently the best available indicator of expected volatility.

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of options are determined based on the Company’s historical option exercise experience and the term of the option.

NOTE 2 – RESTATEMENT

On January 23, 2006, the Company filed a Form 8-K reporting a restatement of its consolidated statements of cash flows for the years ended June 30, 2005, 2004, and 2003, and the three months ended September 30, 2005. Additionally, on February 6, 2006, the Company filed a Form 10-K/A restating its consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003. As required by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 8, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (“SEC”) on December 5, 2005, the Company corrected the classification of “distributions from gain on sale Trusts, net of swap payments” from an operating cash flow to an investing cash flow.

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

The restatement resulted in the following changes to prior period financial statements (in thousands):

Six Months Ended December 31,
2004
Net cash provided by operating activities:
As previously reported	$445,019
As restated	266,033
Net cash used by investing activities:
As previously reported	$(802,026)
As restated	(623,040)

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2005	June 30, 2005
Finance receivables unsecuritized, net of fees	$1,111,773	$845,061
Finance receivables securitized, net of fees	8,761,830	7,993,907
Less nonaccretable acquisition fees	(204,901)	(199,810)
Less allowance for loan losses	(404,136)	(341,408)

	$9,264,566	$8,297,750

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $799.8 million and $607.7 million pledged under the Company’s warehouse credit facilities as of December 31 and June 30, 2005, respectively.

The accrual of finance charge income has been suspended on $579.2 million and $378.3 million of delinquent finance receivables as of December 31 and June 30, 2005, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$203,687	$176,637	$199,810	$176,203
Purchases of receivables	6,021	6,806	13,610	11,794
Net charge–offs	(4,807)	(5,624)	(8,519)	(10,178)

Balance at end of period	$204,901	$177,819	$204,901	$177,819

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$401,807	$270,497	$341,408	$242,208
Provision for loan losses	125,865	100,197	291,725	198,913
Net charge–offs	(123,536)	(88,330)	(228,997)	(158,757)

Balance at end of period	$404,136	$282,364	$404,136	$282,364

NOTE 4 – SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from the Trusts is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Receivables securitized	$1,513,514	$810,812	$2,702,705	$1,685,130
Net proceeds from securitization	1,400,000	750,000	2,500,000	1,550,000
Servicing fees:
Sold	10,450	26,859	24,585	59,181
Secured financing (a)	53,970	42,002	104,887	81,682
Distributions from Trusts, net of swap payments:
Sold	110,655	98,804	253,673	199,086
Secured financing	143,059	124,373	296,174	275,033

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of December 31 and June 30, 2005, the Company was servicing $9,887.0 million and $10,157.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

NOTE 5 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	December 31, 2005	June 30, 2005
Interest – only receivables from Trusts	$8,705	$29,905
Investments in Trust receivables	138,682	239,446
Restricted cash – gain on sale Trusts	143,761	272,439

	$291,148	$541,790

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$399,015	$968,264	$541,790	$1,062,322
Distributions from Trusts	(110,655)	(99,425)	(253,673)	(202,654)
Accretion of present value discount	5,479	4,811	7,298	21,588
Other – than–temporary impairment		(1,031)	(457)	(1,122)
Change in unrealized gain	(2,690)	(9,725)	(4,048)	(17,752)
Foreign currency translation adjustment	(1)	395	238	907

Balance at end of period	$291,148	$863,289	$291,148	$863,289

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	December 31, 2005	June 30, 2005
Cumulative credit losses	12.7% – 15.0%	12.4% – 14.8%
Discount rate used to estimate present value:
Interest – only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 6 – EQUITY INVESTMENT

The Company holds an equity investment in DealerTrack Holdings, Inc., (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the three months ended December 31, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the IPO, the Company owned 3,402,768 shares of DealerTrack at an average cost of $4.15 per share. As part of the IPO, the Company sold 758,526 shares for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale which is included in other income on the consolidated statements of income for the three and six months ended December 31, 2005. The Company retained 2,644,242 shares of DealerTrack that had a market value of $20.98 per share at December 31, 2005. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At December 31, 2005, the investment is included in other assets on the consolidated balance sheet and valued at $55.5 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $44.5 million in unrealized gains related to the Company’s investment in DealerTrack at December 31, 2005. Future changes in the market value of the the Company’s investment in DealerTrack will be reflected in accumulated other comprehensive income until such time that the investment is sold either in whole or in part. The Company is contractually prohibited from selling any additional shares of DealerTrack until June 2006.

NOTE 7 – WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	December 31, 2005	June 30, 2005
Medium term note facility	$650,000	$650,000
Repurchase facility	285,618	215,613
Near prime facility	297,289	125,361

	$1,232,907	$990,974

Further detail regarding terms and availability of the warehouse credit facilities as of December 31, 2005, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
November 2008 (a)(b)	$1,950,000			$1,000
Medium term note:
October 2007 (a)(c)	650,000	$650,000	$199,155	473,268
Repurchase facility:
August 2006 (a)	500,000	285,618	286,106	7,013
Near prime facility:
July 2006 (a)	400,000	297,289	314,532	3,148

	$3,500,000	$1,232,907	$799,793	$484,429

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.

(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

(d)	These amounts do not include cash collected on finance receivables pledged of $41.9 million which is also included in restricted cash – warehouse credit facilities on the consolidated balance sheets.

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

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2005, all of the Company’s warehouse credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $8.1 million and $9.6 million as of December 31 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

NOTE 8 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $22.4 million and $23.3 million as of December 31 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$380,636	$353,686
C2002-1 Canada (a)	December 2009	137,000	5.5%	39,997	12,800
2003-A-M	November 2009	1,000,000	2.6%	272,445	241,041
2003-B-X	January 2010	825,000	2.3%	242,358	214,555
2003-C-F	May 2010	915,000	2.8%	290,123	254,509
2003-D-M	August 2010	1,200,000	2.3%	455,636	392,234
2004-A-F	February 2011	750,000	2.3%	305,824	266,801
2004-B-M	March 2011	900,000	2.2%	418,458	361,423
2004-1	July 2010	575,000	3.7%	352,918	257,418
2004-C-A	May 2011	800,000	3.2%	502,503	437,577
2004-D-F	July 2011	750,000	3.1%	509,909	456,463
2005-A-X	October 2011	900,000	3.7%	672,279	600,830
2005-1	May 2011	750,000	4.5%	599,818	552,129
2005-B-M	May 2012	1,350,000	4.1%	1,189,885	1,088,997
2005-C-F	June 2012	1,100,000	4.5%	1,066,046	1,000,295
2005-D-A	November 2012	1,400,000	4.9%	1,462,995	1,384,846

		$15,052,000		$8,761,830	$7,875,604

(a)	Note balances do not include $25.7 million of asset-backed securities issued and retained by the Company as of December 31, 2005. The balances reflect fluctuations in foreign currency translation rates and principal paydowns.

(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2005, the Company had interest rate swap agreements associated with its securitization Trusts and its medium term note facility with underlying notional amounts of $1,415.0 million and $1,722.1 million, respectively. The fair value of the Company’s interest rate swap agreements of $17.7 million and $7.3 million as of December 31 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $15.4 million and $6.3 million included in accumulated other comprehensive income as of December 31 and June 30, 2005, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three and six month periods ended December 31, 2005 and 2004. The Company estimates approximately $13.8 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of December 31 and June 30, 2005, the Company had interest rate cap agreements with underlying notional amounts of $1,544.5 million and $1,219.0 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $1.7 million and $1.3 million as of December 31 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $1.7 million and $1.1 million as of December 31 and June 30, 2005, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31 and June 30, 2005, these restricted cash accounts totaled $4.1 million and $6.7 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The carrying value of the senior notes and convertible senior notes was $353.8 million and $366.8 million as of December 31 and June 30, 2005, respectively. See guarantor consolidating financial statements in Note 16.

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

On September 30, 2005, the Court issued an Order that the Company’s and the individual defendants motion to dismiss should be partially granted and partially denied and that the plaintiff should be given one final opportunity to re-plead the complaint only as to those claims brought pursuant to the Securities Act of 1933. The Court dismissed the claims alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to the Court’s Order, on October 28, 2005, the plaintiff filed a second amended consolidated complaint concerning the Securities Act of 1933 claims. The Company has filed a motion to dismiss this second amended complaint.

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

NOTE 11 – COMMON STOCK

On October 25, 2005, the Company announced the approval of another stock repurchase plan by its Board of Directors. The new stock repurchase plan authorizes the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchase plans authorized by the Board of Directors since April 2004 is $1,000.0 million. As of January 31, 2006, the Company has remaining authorization to repurchase $183.2 million of its common stock.

The following summarizes repurchase activity during the three and six months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Number of shares	8,378,643	3,787,627	16,455,774	7,286,877
Average price per share	$23.25	$20.15	$24.24	$19.78

During January 2006, the Company repurchased an additional 898,500 shares of its common stock at an average cost of $25.73 per share.

NOTE 12 – STOCK-BASED COMPENSATION

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

Total unamortized stock-based compensation was $22.0 million at December 31, 2005, and will be recognized over the weighted average service period of 1.6 years.

Employee Plans

A summary of stock option activity under the Company’s employee plans for the six months ended December 31, 2005, is as follows (dollars and shares in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2005	7,569	$15.39
Granted	100	22.58
Exercised	(535)	11.78
Canceled/forfeited	(122)	19.89

Outstanding at December 31, 2005	7,012	$15.69	4.4	$69,708

Options exercisable at December 31, 2005	5,921	$16.65	4.6	$53,185

Weighted average fair value of options granted during period		$10.82

Cash received from exercise of options for the six months ended December 31, 2005, was $9.1 million. Options exercised are issued as new shares. The total intrinsic value of options exercised during the six months ended December 31, 2005, was $6.9 million.

Non-Employee Director Plans

A summary of stock option activity under the Company’s non-employee director plans for the six months ended December 31, 2005, is as follows (dollars and shares in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2005	270	$14.57
Exercised	(10)	6.50

Outstanding at December 31, 2005	260	$14.88	2.6	$2,796

Options exercisable at December 31, 2005	260	$14.88	2.6	$2,796

Cash received from exercise of options for the six months ended December 31, 2005, was $65,000. Options exercised are issued as new shares. The total intrinsic value of options exercised during the six months ended December 31, 2005, was $157,000.

Key Executive Officer Plans

Stock options outstanding and exercisable under the Company’s key executive officer plans remained at 2,672,000 shares with no activity for the six months ended December 31, 2005. These shares have a weighted average exercise price of $11.40, an aggregate intrinsic value of $38.0 million, and a weighted average remaining contractual life of 1 year.

Restricted Stock Grants

Restricted stock grants totaling 587,500 shares with an approximate aggregate market value of $14.1 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years. The restricted stock granted is subject to a vesting schedule of 25% in March 2006, 25% in March 2007 and 50% in March 2008. Compensation expense recognized for restricted stock grants was $2.1 million for the six months ended December 31, 2005. As of December 31 and June 30, 2005, unamortized compensation expense, which is included in additional paid-in capital, related to the restricted stock awards was $9.7 million and $12.6 million, respectively. A summary of the status of non-vested restricted stock for the six months ended December 31, 2005, is presented below:

Non-vested restricted stock at June 30, 2005	577,300
Forfeited	(20,400)

Non-vested restricted stock at December 31, 2005	556,900

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Stock appreciation rights with respect to 640,000 shares are subject to vesting schedules of 25% that vested in June 2005, 25% that will vest in March 2007 and 50% that will vest in March 2008. The remaining stock appreciation rights are subject to vesting schedules of 25% in March 2006, 25% in March 2007 and 50% in March 2008. Compensation expense recognized for stock appreciation rights was $1.6 million for the six months ended December 31, 2005. As of December 31 and June 30, 2005, unamortized compensation expense related to the rights was $7.1 million and $8.7 million, respectively. A summary of the status of non-vested stock appreciation rights for the six months ended December 31, 2005, is presented below:

Non-vested stock appreciation rights at June 30, 2005	520,600
Forfeited	(2,900)

Non-vested stock appreciation rights at December 31, 2005	517,700

NOTE 13 – RESTRUCTURING CHARGES

The Company recognized restructuring charges of $93,000 and $252,000 during the three and six months ended December 31, 2005, respectively, and $105,000 and $611,000 during the three and six months ended December 31, 2004, respectively, relating to a revision of assumed lease costs for office space and collections centers in connection with the Company’s restructuring activities during the years ended June 30, 2004 and 2003.

As of December 31, 2005, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $13.6 million of contract termination and other associated costs. Total costs incurred to date in connection with the revision of the Company’s operating plan in February 2003 includes $18.8 million in personnel-related costs, $26.5 million of contract termination costs and $28.4 million in other associated costs. The accruals remain for contract term and other associated costs which are long term liabilities.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the six months ended December 31, 2005, is as follows (in thousands):

	Contract Termination Costs	Other Associated Costs	Total

Balance at June 30, 2005	$13,498	$2,959	$16,457
Cash settlements	(1,434)		(1,434)
Non-cash settlements	(510)	(179)	(689)
Adjustments	252		252

Balance at December 31, 2005	$11,806	$2,780	$14,586

NOTE 14 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$86,574	$64,567	$140,607	$133,374
Interest expense related to convertible senior notes, net of related tax effects	720	718	1,436	1,433

Adjusted net income	$87,294	$65,285	$142,043	$134,807

Weighted average shares outstanding	133,701,322	154,062,587	138,218,408	154,861,396
Incremental shares resulting from assumed conversions:
Stock-based compensation	3,130,631	3,109,199	3,231,175	3,193,088
Warrants	788,325	740,098	803,327	726,356
Convertible senior notes	10,705,205	10,705,205	10,705,205	10,705,205

	14,624,161	14,554,502	14,739,707	14,624,649

Weighted average shares and assumed incremental shares	148,325,483	168,617,089	152,958,115	169,486,045

Earnings per share:
Basic	$0.65	$0.42	$1.02	$0.86

Diluted	$0.59	$0.39	$0.93	$0.80

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to the Company’s convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to the Company’s outstanding stock-based compensation and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.8 million and 1.0 million shares of common stock at December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands) :

	Six Months Ended December 31,
	2005	2004
Interest costs (none capitalized)	$236,680	$119,745
Income taxes	116,971	95,284

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$541,117	$45,028		$586,145
Finance receivables, net		248,126	9,016,440		9,264,566
Interest-only receivables from Trusts			8,705		8,705
Investments in Trust receivables			138,682		138,682
Restricted cash - gain on sale Trusts			143,761		143,761
Restricted cash - securitization notes payable			698,321		698,321
Restricted cash - warehouse credit facilities			526,300		526,300
Property and equipment, net	$6,694	52,638			59,332
Deferred income taxes	36,141	4,950	614		41,705
Other assets	(8,209)	210,920	66,542	$(377)	268,876
Due from affiliates	702,885		581,098	(1,283,983)
Investment in affiliates	1,548,139	2,163,012	449,194	(4,160,345)

Total assets	$2,285,650	$3,220,763	$11,674,685	$(5,444,705)	$11,736,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Warehouse credit facilities			$1,232,907		$1,232,907
Securitization notes payable			7,922,462	$(46,858)	7,875,604
Senior notes	$153,791				153,791
Convertible senior notes	200,000				200,000
Funding payable		$225,313	488		225,801
Accrued taxes and expenses	5,583	60,231	49,319	(377)	114,756
Other liabilities	5,996	7,258			13,254
Due to affiliates		1,262,850		(1,262,850)

Total liabilities	365,370	1,555,652	9,205,176	(1,310,085)	9,816,113

Shareholders’ equity:
Common stock	1,675	75,355	30,628	(105,983)	1,675
Additional paid-in capital	1,173,613	75,741	497,530	(573,271)	1,173,613
Accumulated other comprehensive income	67,243	50,816	31,421	(82,237)	67,243
Retained earnings	1,474,241	1,463,199	1,909,930	(3,373,129)	1,474,241

	2,716,772	1,665,111	2,469,509	(4,134,620)	2,716,772
Treasury stock	(796,492)				(796,492)

Total shareholders’ equity	1,920,280	1,665,111	2,469,509	(4,134,620)	1,920,280

Total liabilities and shareholders’ equity	$2,285,650	$3,220,763	$11,674,685	$(5,444,705)	$11,736,393

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

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended December 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$21,739	$372,336		$394,075
Servicing income		9,928	11,517		21,445
Other income	$16,891	431,581	930,852	$(1,346,716)	32,608
Equity in income of affiliates	83,012	94,065		(177,077)

	99,903	557,313	1,314,705	(1,523,793)	448,128

Costs and expenses
Operating expenses	6,032	22,565	55,322		83,919
Provision for loan losses		17,760	108,105		125,865
Interest expense	5,219	440,329	1,002,347	(1,346,716)	101,179
Restructuring charges		93			93

	11,251	480,747	1,165,774	(1,346,716)	311,056

Income before income taxes	88,652	76,566	148,931	(177,077)	137,072
Income tax provision (benefit)	2,078	(6,446)	54,866		50,498

Net income	$86,574	$83,012	$94,065	$(177,077)	$86,574

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

AmeriCredit Corp.

Consolidating Statement of Income

Six Months Ended December 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$46,633	$721,178		$767,811
Servicing income		25,078	21,708		46,786
Other income	$32,618	709,812	1,517,046	$(2,205,682)	53,794
Equity in income of affiliates	133,153	154,125		(287,278)

	165,771	935,648	2,259,932	(2,492,960)	868,391

Costs and expenses
Operating expenses	10,158	44,387	107,239		161,784
Provision for loan losses		38,737	252,988		291,725
Interest expense	10,618	731,453	1,655,061	(2,205,682)	191,450
Restructuring charges		252			252

	20,776	814,829	2,015,288	(2,205,682)	645,211

Income before income taxes	144,995	120,819	244,644	(287,278)	223,180
Income tax provision (benefit)	4,388	(12,334)	90,519		82,573

Net income	$140,607	$133,153	$154,125	$(287,278)	$140,607

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities: Net income		$140,607	$133,153	$154,125		$(287,278)	$140,607
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,075	4,925	5,381			11,381
Provision for loan losses			38,737	252,988			291,725
Deferred income taxes		(80,463)	(12,167)	90,546			(2,084)
Accretion of present value discount			(385)	(22,273)			(22,658)
Impairment of credit enhancement assets			268	189			457
Stock-based compensation expense		9,298					9,298
Other		216	(9,893)	(316)			(9,993)
Equity in income of affiliates		(133,153)	(154,125)			287,278
Changes in assets and liabilities:
Other assets		13,460	(13,999)	10,449			9,910
Accrued taxes and expenses		(47,059)	30,648	(2,636)			(19,047)

Net cash (used) provided by operating activities		(96,019)	17,162	488,453			409,596

Cash flows from investing activities:
Purchases of receivables			(3,146,643)	(3,094,354)		3,094,354	(3,146,643)
Principal collections and recoveries on receivables			26,906	1,925,873			1,952,779
Net proceeds from sale of receivables			3,094,354			(3,094,354)
Distributions from gain on sale
Trusts, net of swap payments			6,923	246,750			253,673
Purchases of property and equipment		1,689	(3,939)	1			(2,249)
Sale of property			34,807				34,807
Proceeds from sale of equity investment			11,992				11,992
Change in restricted cash – securitization notes payable				(63,967)			(63,967)
Change in restricted cash – warehouse credit facilities				(70,874)			(70,874)
Change in other assets			2,583				2,583
Net change in investment in affiliates		(889)	885,028	(118,916)		(765,223)

Net cash provided (used) by investing activities		800	912,011	(1,175,487)		(765,223)	(1,027,899)

Cash flows from financing activities:
Net change in warehouse credit facilities				241,933			241,933
Issuance of securitization notes payable				2,500,000			2,500,000
Payments on securitization notes payable				(1,791,525)			(1,791,525)
Retirement of senior notes		(13,200)					(13,200)
Debt issuance costs		131		(8,264)			(8,133)
Repurchase of common stock		(398,929)					(398,929)
Net proceeds from issuance of common stock		9,181	71	(766,183)		766,112	9,181
Other net changes		(109)	(375)				(484)
Net change in due (to) from affiliates		493,169	(1,053,050)	556,093		3,788

Net cash provided (used) by financing activities		90,243	(1,053,354)	732,054		769,900	538,843

Net (decrease) increase in cash and cash equivalents		(4,976)	(124,181)	45,020		4,677	(79,460)
Effect of Canadian exchange rate changes on cash and cash equivalents		4,976	1,797	8		(4,677)	2,104
Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$541,117	$45,028	$		$586,145

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2004

RESTATED

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$133,374	$128,164	$114,611		$(242,775)	$133,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		1,063	8,257	24,627			33,947
Provision for loan losses			(239)	199,152			198,913
Deferred income taxes		191,246	75,462	(264,569)			2,139
Accretion of present value discount			8,296	(49,966)			(41,670)
Impairment of credit enhancement assets				1,122			1,122
Stock-based compensation expense		2,718					2,718
Other			360	(122)			238
Equity in income of affiliates		(128,164)	(114,611)			242,775
Changes in assets and liabilities:
Other assets		989	(44,019)	9,236			(33,794)
Accrued taxes and expenses		38,707	(74,119)	4,458			(30,954)

Net cash provided by (used in) operating activities		239,933	(12,449)	38,549			266,033

Cash flows from investing activities:
Purchases of receivables			(2,401,555)	(2,407,933)		2,407,933	(2,401,555)
Principal collections and recoveries on receivables			19,836	1,414,955			1,434,791
Net proceeds from sale of receivables			2,407,933			(2,407,933)
Distributions from gain on sale
Trusts, net of swap payments			4	199,082			199,086
Purchases of property and equipment			(1,662)				(1,662)
Change in restricted cash - securitization notes payable				(2,755)			(2,755)
Change in restricted cash - warehouse credit facilities				126,323			126,323
Change in other assets			22,732				22,732
Net change in investment in affiliates		7,565	1,115,299	(129,723)		(993,141)

Net cash provided by (used in) investing activities		7,565	1,162,587	(800,051)		(993,141)	(623,040)

Cash flows from financing activities:
Net change in warehouse credit facilities				448,937			448,937
Issuance of securitization notes				1,550,000			1,550,000
Payments on securitization notes				(1,436,780)			(1,436,780)
Debt issuance costs		(71)	(776)	(10,369)			(11,216)
Repurchase of common stock		(144,145)					(144,145)
Net proceeds from issuance of common stock		24,683		(971,353)		971,353	24,683
Other net changes		(9,308)	(471)				(9,779)
Net change in due (to) from affiliates		(128,174)	(1,090,091)	1,187,659		30,606

Net cash (used in) provided by financing activities		(257,015)	(1,091,338)	768,094		1,001,959	421,700

Net (decrease) increase in cash and cash equivalents		(9,517)	58,800	6,592		8,818	64,693
Effect of Canadian exchange rate changes on cash and cash equivalents		9,517	981	8		(8,818)	1,688
Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$481,231	$6,600	$		$487,831

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company periodically transfers receivables to securitization Trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At December 31, 2005, approximately 10% of the Company’s managed receivables were gain on sale receivables. The Company retains an interest in the securitization transactions in the form of credit enhancement assets, representing the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

ACQUISITION

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of December 31, 2005, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$60,904	$121,807

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that the Company’s credit loss assumptions will not increase.

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of December 31, 2005, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$3,127	$6,258
Discount rate	1,069	2,132

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

Stock-based compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the three and six months ended December 31, 2005, the Company has recorded total stock-based compensation expense of $5.1 million ($3.2 million net of tax) and $9.3 million ($5.9 million net of tax), respectively. For the three and six months ended December 31, 2004, the Company has recorded total stock-based compensation expense of $1.9 million ($1.2 million net of tax) and $2.7 million ($1.7 million net of tax), respectively. Included in total stock-based compensation expense for the three and six months ended December 31, 2005, is an additional $1.3 million and $2.9 million, respectively, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that vest subsequent to June 30, 2005. The remaining estimated pretax amortization on these outstanding options of $1.6 million will be recognized through December 31, 2006. The consolidated statements of income for the three and six months ended December 31, 2004, have not been restated to reflect the amortization of these options.

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003.

The fair value of each option granted or modified during the three and six months ended December 31, 2005 and 2004, was estimated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Expected dividends	0	0	0	0
Expected volatility	38.4%	48.9%	38.4%	48.9%
Risk-free interest rate	4.3%	2.7%	4.3%	2.7%
Expected life	3.1 years	2.4 years	3.1 years	2.4 years

The Company has not paid out dividends historically, thus the dividend yields are estimated at zero percent.

Effective July 1, 2005, the Company changed its assumption for determining expected volatility on all new options granted after that date to reflect an average of the implied volatility rate and historical volatility rates. After giving consideration to recently available regulatory guidance, management believes that a combination of market-based measures is currently the best available indicator of expected volatility.

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of options are determined based on the Company’s historical option exercise experience and the term of the option.

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three or six months ended December 31, 2005 or 2004.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 as compared to Three Months Ended December 31, 2004

Changes in Finance Receivables:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Balance at beginning of period	$9,462,883	$7,185,962
Loans purchased	1,339,526	1,120,252
Loans repurchased from gain on sale Trusts	186,372	158,968
Liquidations and other	(1,115,178)	(842,631)

Balance at end of period	$9,873,603	$7,622,551

Average finance receivables	$9,573,416	$7,394,990

The increase in loans purchased during the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, was due to the addition of staff in the Company’s branch office network and related areas in order to support new loan growth. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of December 31, 2005 and 2004, the Company operated 89 and 91 branch offices, respectively.

The average new loan size was $17,328 for the three months ended December 31, 2005, compared to $16,872 for the three months ended December 31, 2004. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2005, increased to 16.8% from 16.5% during the three months ended December 31, 2004, due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Finance charge income	$394,075	$291,675
Other income (a)	23,761	12,720
Interest expense	(101,179)	(61,976)

Net margin	$316,657	$242,419

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended December 31,
	2005	2004
Finance charge income	16.3%	15.6%
Other income (a)	1.0	0.7
Interest expense	(4.2)	(3.3)

Net margin as a percentage of average finance receivables	13.1%	13.0%

(a)	Excludes gain recorded from sale of equity investment in DealerTrack during the three months ended December 31, 2005.

Revenue:

Finance charge income increased by 35% to $394.1 million for the three months ended December 31, 2005, from $291.7 million for the three months ended December 31, 2004, due to the increase in average finance receivables and an increase in the Company’s effective yield. The Company’s effective yield on its finance receivables increased to 16.3% for the three months ended December 31, 2005, from 15.6% for the three months ended December 31, 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of the Company’s finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Servicing income consists of the following (in thousands):

	Three Months Ended December 31,
	2005	2004
Servicing fees	$10,450	$26,859
Other-than-temporary impairment		(1,031)
Accretion	10,995	14,544

	$21,445	$40,372

Average gain on sale receivables	$1,445,804	$3,876,658

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.9% and 2.7%, annualized, of average gain on sale receivables for the three months ended December 31, 2005 and 2004, respectively.

Other-than-temporary impairment of $1.0 million for the three months ended December 31, 2004, resulted from higher than forecasted default rates in certain gain on sale Trusts. There was no other-than-temporary impairment for the three months ended December 31, 2005.

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

The Company recognized accretion of $11.0 million, or 12.3%, on an annualized basis, of average credit enhancement assets, and $14.5 million, or 6.2%, on an annualized basis, of average credit enhancement assets, during the three months ended December 31, 2005 and 2004, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, as a result of fewer securitization transactions incurring other-than-temporary impairments.

Other income consists of the following (in thousands):

	Three Months Ended December 31,
	2005	2004
Investment income	$15,145	$4,967
Gain on sale of equity investment	8,847
Late fees and other income	8,616	7,753

	$32,608	$12,720

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

The Company holds an equity investment in DealerTrack Holdings, Inc., (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the three months ended December 31, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. As part of the IPO, the Company sold 758,526 shares with an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale which is included in other income.

Costs and Expenses:

Operating expenses increased to $83.9 million for the three months ended December 31, 2005, from $80.0 million for the three months ended December 31, 2004, due to increased costs to support greater origination volume and increased stock-based compensation expense.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended December 31, 2005 and 2004, reflect inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $125.9 million for the three months ended December 31, 2005, from $100.2 million for the three months ended December 31, 2004, as a result of increased origination volume. As an annualized percentage of average finance receivables, the provision for loan losses was 5.2% and 5.4% for the three months ended December 31, 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was lower as a result of favorable net credit loss experience due to better than forecasted recovery rates.

Interest expense increased to $101.2 million for the three months ended December 31, 2005, from $62.0 million for the three months ended December 31, 2004. Average debt outstanding was $9,064.4 million and $6,938.8 million for the three months ended December 31, 2005 and 2004, respectively. The Company’s effective rate of interest paid on its debt increased to 4.4% for the three months ended December 31, 2005, compared to 3.5% for the three months ended December 31, 2004, due to an increase in market interest rates.

The Company’s effective income tax rate was 36.8% and 37.0% for the three months ended December 31, 2005 and 2004, respectively.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended December 31,
	2005	2004
Unrealized losses on credit enhancement assets	$(4,072)	$(12,953)
Unrealized gains on cash flow hedges	838	4,740
Unrealized gain on equity investment	44,512
Canadian currency translation adjustment	(16)	4,224
Income tax (provision) benefit	(15,211)	3,039

	$26,051	$(950)

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended December 31,
	2005	2004
Unrealized losses related to changes in credit loss assumptions	$(2,671)	$(11,446)
Unrealized gains related to changes in interest rates	161	1,522
Reclassification of unrealized gains into earnings through accretion	(1,562)	(3,029)

	$(4,072)	$(12,953)

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

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.7% to 15.0% as of December 31, 2005, from a range of 12.6% to 14.9% as of September 30, 2005. For the three months ended December 31, 2005, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $2.7 million. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.8% to 15.0% as of December 31, 2004, from a range of 12.6% to 15.2% as of September 30, 2004. For the three months ended December 31, 2004, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $11.4 million and, for certain trusts, other-than-temporary impairment of $1.0 million.

Unrealized gains related to changes in interest rates of $161,000 and $1.5 million for the three months ended December 31, 2005 and 2004, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $1.6 million and $3.0 million were reclassified into earnings through accretion during the three months ended December 31, 2005 and 2004, respectively.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended December 31,
	2005	2004
Unrealized gains related to changes in fair value	$3,316	$3,568
Reclassification of net unrealized (gains) losses into earnings	(2,478)	1,172

	$838	$4,740

Unrealized gains related to changes in fair value for the three months ended December 31, 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of the Company’s floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

The Company retained 2,644,242 shares of DealerTrack that had a market value of $20.98 per share at December 31, 2005. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At December 31, 2005, the investment is included in other assets on the consolidated balance sheet and valued at $55.5 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $44.5 million in unrealized gains related to the Company’s investment in DealerTrack at December 31, 2005. Future changes in the market value of the Company’s investment in DealerTrack will be reflected in accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $16,000 and gains of $4.2 million for the three months ended December 31, 2005 and 2004, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended December 31, 2005 and 2004. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Six Months Ended December 31, 2005 as compared to Six Months Ended December 31, 2004

Changes in Finance Receivables:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2005	2004
Balance at beginning of period	$8,838,968	$6,782,280
Loans purchased	2,859,672	2,205,038
Loans repurchased from gain on sale Trusts	378,683	269,251
Liquidations and other	(2,203,720)	(1,634,018)

Balance at end of period	$9,873,603	$7,622,551

Average finance receivables	$9,312,002	$7,174,033

The increase in loans purchased during the six months ended December 31, 2005, as compared to the six months ended December 31, 2004, was due to the addition of staff in the Company’s branch office network and related areas in order to support new loan growth. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of December 31, 2005 and 2004, the Company operated 89 and 91 branch offices, respectively.

The average new loan size was $17,424 for the six months ended December 31, 2005, compared to $16,958 for the six months ended December 31, 2004. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2005, increased to 16.6% from 16.4% during the six months ended December 31, 2004, due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Six Months Ended December 31,
	2005	2004
Finance charge income	$767,811	$561,603
Other income (a)	44,947	23,391
Interest expense	(191,450)	(119,492)

Net margin	$621,308	$465,502

Net margin as a percentage of average finance receivables is as follows:

	Six Months Ended December 31,
	2005	2004
Finance charge income	16.3%	15.5%
Other income (a)	1.0	0.7
Interest expense	(4.1)	(3.3)

Net margin as a percentage of average finance receivables	13.2%	12.9%

(a)	Excludes gain recorded from sale of equity investment in DealerTrack during the six months ended December 31, 2005.

Revenue:

Finance charge income increased by 37% to $767.8 million for the six months ended December 31, 2005, from $561.6 million for the six months ended December 31, 2004, due to the increase in average finance receivables and an increase in the Company’s effective yield. The Company’s effective yield on its finance receivables increased to 16.3% for the six months ended December 31, 2005, from 15.5% for the six months ended December 31, 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of the Company’s finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to the Company’s adoption of SOP 03-3.

Servicing income consists of the following (in thousands):

	Six Months Ended December 31,
	2005	2004
Servicing fees	$24,585	$59,181
Other-than-temporary impairment	(457)	(1,122)
Accretion	22,658	41,670

	$46,786	$99,729

Average gain on sale receivables	$1,708,097	$4,302,322

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.9% and 2.7%, annualized, of average gain on sale receivables for the six months ended December 31, 2005 and 2004, respectively.

Other-than-temporary impairment of $0.5 million and $1.1 million for the six months ended December 31, 2005 and 2004, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $22.7 million, or 10.7%, on an annualized basis, of average credit enhancement assets, and $41.7 million, or 8.5%, on an annualized basis, of average credit enhancement assets, during the six months ended December 31, 2005 and 2004, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the six months ended December 31, 2005, as compared to the six months ended December 31, 2004, as a result of fewer securitization transactions incurring other-than-temporary impairments.

Other income consists of the following (in thousands):

	Six Months Ended December 31,
	2005	2004
Investment income	$27,263	$8,077
Gain on sale of equity investment	8,847
Late fees and other income	17,684	15,314

	$53,794	$23,391

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

The Company holds an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the three months ended December 31, 2005, DealerTrack completed an IPO of its common stock. As part of the IPO, the Company sold 758,526 shares at an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale which is included in other income.

Costs and Expenses:

Operating expenses increased to $161.8 million for the six months ended December 31, 2005, from $154.0 million for the six months ended December 31, 2004, due to increased costs to support greater origination volume and increased stock-based compensation expense.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended December 31, 2005 and 2004, reflect inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $291.7 million for the six months ended December 31, 2005, from $198.9 million for the six months ended December 31, 2004, as a result of increased origination volume, charges related to Hurricane Katrina and higher overall reserve levels. As an annualized percentage of average finance receivables, the provision for loan losses was 6.2% and 5.5% for the six months ended December 31, 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the six months ended December 31, 2005, because of two factors: first, the impact of Hurricane Katrina; and second, an increase in estimated losses inherent in the portfolio. In August 2005 Hurricane Katrina struck the Gulf Coast causing extensive damage. Collateral supporting finance receivables in certain parts of Alabama, Louisiana and Mississippi was damaged or destroyed by the storm. Additionally, job displacement and transition issues related to the disaster caused a rise in inherent losses on finance receivables in areas affected by the storm. The Company recorded a $9.2 million (0.2%, as an annualized percentage of average finance receivables) provision for loan losses during the six months ended December 31, 2005, for the estimated impact of the storm. The Company also raised its estimate of losses inherent in the portfolio at December 31, 2005, in light of current economic factors. The increase in probable credit losses resulted in higher provision for loan losses during the six months ended December 31, 2005. As a result of the higher provision for loan losses, the combined nonaccretable acquisition fees and allowance for loan losses against finance receivables increased to 6.2% as of December 31, 2005, from 6.0% as of December 31, 2004.

Interest expense increased to $191.5 million for the six months ended December 31, 2005, from $119.5 million for the six months ended December 31, 2004. Average debt outstanding was $8,761.7 million and $6,660.7 million for the six months ended December 31, 2005 and 2004, respectively. The Company’s effective rate of interest paid on its debt increased to 4.3% for the six months ended December 31, 2005, compared to 3.6% for the six months ended December 31, 2004, due to an increase in market interest rates.

The Company’s effective income tax rate was 37.0% for the six months ended December 31, 2005 and 2004.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands) :

	Six Months Ended December 31,
	2005	2004
Unrealized losses on credit enhancement assets	$(8,080)	$(26,456)
Unrealized gains on cash flow hedges	9,044	2,642
Unrealized gain on equity investment	44,512
Canadian currency translation adjustment	4,975	9,517
Income tax (provision) benefit	(16,773)	9,066

	$33,678	$(5,231)

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Six Months Ended December 31,
	2005	2004
Unrealized losses related to changes in credit loss assumptions	$(4,363)	$(17,186)
Unrealized gains (losses) related to changes in interest rates	495	(745)
Reclassification of unrealized gains into earnings through accretion	(4,212)	(8,525)

	$(8,080)	$(26,456)

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

The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.7% to 15.0% as of December 31, 2005, from a range of 12.4% to 14.8% as of June 30, 2005. For the six months ended December 31, 2005, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $4.4 million and, for certain trusts, other-than-temporary impairment of $0.5 million. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.8% to 15.0% as of December 31, 2004, from a range of 12.4% to 14.9% as of June 30, 2004. For the six months ended December 31, 2004, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $17.2 million and, for certain trusts, other-than-temporary impairment of $1.1 million.

Unrealized gains related to changes in interest rates of $0.5 million for the six months ended December 31, 2005, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations. Unrealized losses related to changes in interest rates of $0.7 million for the six months ended December 31, 2004, resulted primarily from a decline in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collections accounts due to a decrease in forward interest rate expectations.

Net unrealized gains of $4.2 million and $8.5 million were reclassified into earnings through accretion during the six months ended December 31, 2005 and 2004, respectively.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Six Months Ended December 31,
	2005	2004
Unrealized gains (losses) related to changes in fair value	$11,800	$(1,444)
Reclassification of net unrealized (gains) losses into earnings	(2,756)	4,086

	$9,044	$2,642

Unrealized gains (losses) related to changes in fair value for the six months ended December 31, 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

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

Equity Investment

The Company retained 2,644,242 shares of DealerTrack that had a market value of $20.98 per share at December 31, 2005. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At December 31, 2005, the investment is included in other assets on the consolidated balance sheet and valued at $55.5 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $44.5 million in unrealized gains related to the Company’s investment in DealerTrack at December 31, 2005. Future changes in the market value of the Company’s investment in DealerTrack will be reflected in accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $5.0 million and $9.5 million for the six months ended December 31, 2005 and 2004, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2005 and 2004. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2005
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$9,873,603	$1,125,188	$10,998,791

Nonaccretable acquisition fees	(204,901)
Allowance for loan losses	(404,136)

Receivables, net	$9,264,566

Number of outstanding contracts	779,997	143,177	923,174

Average carrying amount of outstanding contract (in dollars)	$12,659	$7,859	$11,914

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.2%

	June 30, 2005
	Finance Receivables	Gain on Sale	Total Managed

Principal amount of receivables, net of fees	$8,838,968	$2,163,941	$11,002,909

Nonaccretable acquisition fees	(199,810)
Allowance for loan losses	(341,408)

Receivables, net	$8,297,750

Number of outstanding contracts	692,946	247,634	940,580

Average carrying amount of outstanding contract (in dollars)	$12,756	$8,738	$11,698

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.1%

The allowance for loan losses and nonaccretable acquisition fees increased to $609.0 million, or 6.2% of finance receivables, at December 31, 2005, from $541.2 million, or 6.1% of finance receivables, at June 30, 2005. The allowance for loan losses and nonaccretable acquisition fees increased as a result of higher finance receivables, charges related to Hurricane Katrina and overall higher reserve levels in light of current economic factors.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2005
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts: 31 to 60 days	$594,053	6.0%	$124,463	11.1%	$718,516	6.5%
Greater than 60 days	247,011	2.5	58,843	5.2	305,854	2.8

	841,064	8.5	183,306	16.3	1,024,370	9.3
In repossession	31,436	0.3	6,163	0.5	37,599	0.4

	$872,500	8.8%	$189,469	16.8%	$1,061,969	9.7%

	December 31, 2004
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts: 31 to 60 days	$380,272	5.0%	$354,739	10.2%	$735,011	6.6%
Greater than 60 days	142,918	1.9	141,195	4.0	284,113	2.6

	523,190	6.9	495,934	14.2	1,019,124	9.2
In repossession	17,439	0.2	15,089	0.5	32,528	0.3

	$540,629	7.1%	$511,023	14.7%	$1,051,652	9.5%

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

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as a result of tightened credit standards as well as the relative lower overall seasoning of such finance receivables. Delinquencies in finance receivables were higher at December 31, 2005, as compared to December 31, 2004, as a result of seasoning of the finance receivables.

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

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Finance receivables:
(as a percentage of average finance receivables)	6.4%	5.4%	6.4%	5.0%

Gain on sale receivables:
(as a percentage of average gain on sale receivables)	9.5%	9.9%	10.1%	9.7%

Total managed portfolio:
(as a percentage of average managed receivables)	6.8%	6.9%	7.0%	6.8%

The percentage of loans deferred is greater for the Company’s gain on sale receivables as compared to its finance receivables as a result of seasoning of the gain on sale receivables as well as overall improved credit performance on loans originated since February 2003. During the three and six months ended December 31, 2005, contracts receiving a deferral as a quarterly percentage of average managed receivables increased due to the effect of deferrals granted relating to the impact of Hurricane Katrina, which increased the quarterly percentage of deferments granted by 0.7% to 6.8% overall (6.1% excluding Hurricane Katrina related deferments) and by 0.6% to 7.0% overall (6.4% excluding Hurricane Katrina related deferments), respectively.

The following is a summary of deferrals as a percentage of receivables outstanding:

	December 31, 2005
	Finance Receivables	Gain on Sale	Total Managed

Never deferred	79.5%	25.4%	74.0%
Deferred:
1-2 times	17.4	46.2	20.3
3-4 times	3.0	28.2	5.6
Greater than 4 times	0.1	0.2	0.1

Total deferred	20.5	74.6	26.0

Total	100.0%	100.0%	100.0%

	June 30, 2005
	Finance Receivables	Gain on Sale	Total Managed

Never deferred	82.5%	38.1%	73.8%
Deferred:
1-2 times	15.0	42.6	20.4
3-4 times	2.3	19.1	5.6
Greater than 4 times	0.2	0.2	0.2

Total deferred	17.5	61.9	26.2

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Finance receivables:
Repossession charge-offs	$186,617	$137,384	$344,314	$249,193
Less: Recoveries	(89,661)	(60,632)	(164,743)	(111,340)
Mandatory charge-offs (a)	31,387	17,202	57,945	31,082

Net charge-offs	$128,343	$93,954	$237,516	$168,935

Gain on sale:
Repossession charge-offs	$55,332	$152,537	$127,716	$314,905
Less: Recoveries	(22,598)	(56,203)	(51,457)	(116,710)
Mandatory charge-offs (a)	3,923	7,249	8,380	16,700

Net charge-offs	$36,657	$103,583	$84,639	$214,895

Total managed:
Repossession charge-offs	$241,949	$289,921	$472,030	$564,098
Less: Recoveries	(112,259)	(116,835)	(216,200)	(228,050)
Mandatory charge-offs (a)	35,310	24,451	66,325	47,782

Net charge-offs	$165,000	$197,537	$322,155	$383,830

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	5.3%	5.0%	5.1%	4.7%

Gain on sale receivables	10.1%	10.6%	9.8%	9.9%

Total managed portfolio	5.9%	7.0%	5.8%	6.6%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	48.0%	44.1%	47.8%	44.7%

Gain on sale receivables	40.8%	36.8%	40.3%	37.1%

Total managed portfolio	46.4%	40.3%	45.8%	40.4%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for the three and six months ended December 31, 2005, as compared to the three and six months ended December 31, 2004, resulted primarily from improved credit performance on loans originated since February 2003 combined with an overall improvement in recovery rates.

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

The Company used cash of $3,146.6 million and $2,401.6 million for the purchase of finance receivables during the six months ended December 31, 2005 and 2004, respectively. These purchases were funded initially utilizing cash and warehouse credit facilities and subsequently through long-term financing in securitization transactions.

Warehouse Credit Facilities

In the normal course of business, in addition to using its available cash, the Company pledges receivables and borrows under its warehouse credit facilities to fund its operations and repays these borrowings as appropriate under its cash management strategy.

As of December 31, 2005, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper	November 2008 (a) (b)	$1,950.0
Medium term note	October 2007 (a) (c)	650.0	$650.0
Repurchase facility	August 2006 (a)	500.0	285.6
Near prime facility	July 2006 (a)	400.0	297.3

		$3,500.0	$1,232.9

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.

(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2005, the Company’s warehouse credit facilities were in compliance with all covenants. Subsequent to December 31, 2005, the Company received waivers for the violation of certain performance covenants related to one of its warehouse credit facilities with approximately $170 million of borrowing capacity available at January 31, 2006.

Securitizations

The Company has completed 51 securitization transactions through December 31, 2005. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2005
Gain on sale:
2001-D	October 2001	$1,800.0	$171.8
2002-A	February 2002	1,600.0	194.4
2002-1	April 2002	990.0	101.3
2002-B	June 2002	1,200.0	172.4
2002-C	August 2002	1,300.0	211.0
2002-D	September 2002	600.0	106.7

Total gain on sale transactions		7,490.0	957.6

Secured financing:
2002-E-M	October 2002	1,700.0	353.7
C2002-1 Canada (b)	November 2002	137.0	12.8
2003-A-M	April 2003	1,000.0	241.0
2003-B-X	May 2003	825.0	214.6
2003-C-F	September 2003	915.0	254.5
2003-D-M	October 2003	1,200.0	392.2
2004-A-F	February 2004	750.0	266.8
2004-B-M	April 2004	900.0	361.5
2004-1	June 2004	575.0	257.4
2004-C-A	August 2004	800.0	437.6
2004-D-F	November 2004	750.0	456.5
2005-A-X	February 2005	900.0	600.8
2005-1	April 2005	750.0	552.1
2005-B-M	June 2005	1,350.0	1,089.0
2005-C-F	August 2005	1,100.0	1,000.3
2005-D-A	November 2005	1,400.0	1,384.8

Total secured financing transactions		15,052.0	7,875.6

Total active securitizations		$22,542.0	$8,833.2

(a)	Transactions originally totaling $18,524.5 million have been paid off as of December 31, 2005.

(b)	Balance at December 31, 2005, reflects fluctuations in foreign currency translation rates and principal paydowns. Amounts do not include $25.7 million of asset-backed securities issued and retained by the Company.

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

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the asset-backed securities and may include the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. However, the Company currently has no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely provide initial credit enhancement requirements in future securitization transactions from its existing capital resources.

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

The Company’s most recent securitization transaction completed in November 2005 covered by a financial guaranty insurance policy required an initial cash deposit and overcollateralization level of 9.5% of the original receivable pool balance; and target credit enhancement levels must reach 15.0% of the receivable pool balance before cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately six to nine months after receivables are securitized. Securitization transactions covered by financial guaranty insurance policies completed since the beginning of calendar year 2003 and until the most recent transaction had initial cash deposits and overcollateralization levels between 9.5% and 12.0% and contained target credit enhancement levels of 15.5% to 18.5%. Increases or decreases to the credit enhancement level on future securitization transactions will depend on the net interest margin, credit performance trends of the Company’s finance receivables, the Company’s financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2005	2004
Initial credit enhancement deposits:
Secured financing Trusts:
Restricted cash	$54.1	$33.7
Overcollateralization	202.7	135.1
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	253.7	199.1
Secured financing Trusts	296.2	275.0

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

As of December 31, 2005, the Company had exceeded its targeted cumulative net loss triggers in the five remaining FSA Program securitizations. FSA has not waived the trigger violation with respect to four of these securitizations, and accordingly, cash of approximately $40.6 million generated by FSA Program securitizations otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in each of these four FSA Program securitizations. In one FSA Program securitization in which the cumulative net loss trigger was previously breached, FSA has granted waivers through January 2006. However, the Company cannot guarantee that FSA will continue to grant a waiver; if a waiver had not been granted, the credit enhancement level for such securitization would have increased by $9.0 million as of January 31, 2006. The impact of any delay in the amount of cash to be released to the Company during fiscal 2006 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2005, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Stock Repurchases

On October 25, 2005, the Company announced the approval of another stock repurchase plan by its Board of Directors. The new stock repurchase plan authorizes the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchase plans authorized by the Board of Directors since April 2004 is $1,000.0 million. As of January 31, 2006, the Company has remaining authorization to repurchase $183.2 million of its common stock.

During the six months ended December 31, 2005 and 2004, the Company repurchased 16,455,774 shares of its common stock at an average cost of $24.24 per share and 7,286,877 shares of its common stock at an average cost of $19.78 per share, respectively. During January 2006, the Company repurchased an additional 898,500 shares of its common stock at an average cost of $25.73 per share.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its growth strategies. As of December 31, 2005, the Company had unrestricted cash balances of $586.1 million. Assuming that origination volume ranges from $5.8 billion to $6.2 billion during the next twelve months and the initial credit enhancement requirement for the Company’s securitization transactions remains at 9.5% (the level for the most recent securitization completed in November 2005), the Company would require $551.0 million to $589.0 million in cash or liquidity to fund initial credit enhancement over that period. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits during the next twelve months. The Company will continue to require the execution of additional securitization transactions during the next twelve months. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and is otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables.

Under this structure, notes issued by the Company’s unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on the Company’s consolidated balance sheets. See “Liquidity and Capital Resources – Securitizations” for a detailed discussion of the Company’s securitization transactions.

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

In January 2005, the Company entered into interest rate swap agreements to hedge the variability in interest payments on its medium term note facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other assets on the consolidated balance sheets.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by the Company. The most significant risks are detailed from time to time in the Company’s filings and reports with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005. It is advisable not to place undue reliance on the Company’s forward-looking statements. Additional risks include risks relating to acquisitions, including that of BVAC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Ite m 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In connection with the restatement of the Company’s Consolidated Statements of Cash Flows described in Note 2 to the consolidated financial statements, and as a result of the material weakness described below, they have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2005.

Material Weakness In Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of December 31, 2005, the Company did not maintain effective controls over the classification of cash flows received from retained interests classified as available for sale securities in its consolidated statements of cash flows. Specifically, the Company did not correctly interpret Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 8, and cash flows received from retained interests classified as available for sale securities were presented as operating cash flows instead of investing cash flows on the consolidated statements of cash flows. This control deficiency resulted in the restatement of the consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003, and the three months ended September 30, 2005. Accordingly, management determined that this control deficiency constitutes a material weakness.

As of the current date of this filing, the Company has fully remediated this material weakness. The Company will monitor all new pronouncements related to the Statement of Cash Flows as well as continue to diligently review all cash flow pronouncements related to classification of items on the cash flow statement.

Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On September 30, 2005, the Court issued an Order that the Company’s and the individual defendants motion to dismiss should be partially granted and partially denied and that the plaintiff should be given one final opportunity to re-plead the complaint only as to those claims brought pursuant to the Securities Act of 1933. The Court dismissed the claims alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to the Court’s Order, on October 28, 2005, the plaintiff filed a second amended consolidated complaint concerning the Securities Act of 1933 claims. The Company has filed a motion to dismiss this second amended complaint.

The Company believes that the claims alleged in the Pierce lawsuit are without merit and the Company intends to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

Two shareholder derivative actions have also been served on the Company. On February 27, 2003, the Company was served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain officers and directors of the Company breached their respective fiduciary duties by causing the Company to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-

referenced consolidated class action. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in the best interests of the Company. Accordingly, the Company has filed a Motion to Dismiss each derivative complaint. As a nominal defendant, the Company does not believe that it has any ultimate liability with respect to these derivative actions.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2005, the Company repurchased shares as follows (dollars in thousands, except per share amounts):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Programs
October 2005 (a)(b)	1,131,131	$23.16	1,131,131	$374,954
November 2005 (b)	5,881,812	$22.81	5,881,812	$240,809
December 2005 (b)	1,365,700	$25.24	1,365,700	$206,332

(a)	On January 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors which authorized the Company to repurchase up to $500.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

(b)	On October 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors which authorized the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 2, 2005.

The following proposals were adopted by the margins indicated:

1.	Election of two directors to terms of office expiring at the Annual Meeting of Shareholders in 2008, or until their successors are elected and qualified.

Nominees for Terms Expiring in 2008	For	Withheld
Clifton H. Morris, Jr.	122,321,146	8,080,261
John R. Clay	128,711,042	1,690,365

The directors who are continuing to hold office are Daniel E. Berce, A. R. Dike, James H. Greer, Douglas K. Higgins and Kenneth H. Jones, Jr.

2.	Approval of the proposal to amend and approve the Second Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

For	Against	Withheld	Broker Non-Votes
105,137,709	4,750,673	248,233	20,264,792

3.	Ratification of the appointment of independent auditors for fiscal year ending June 30, 2006.

For	Against	Withheld
129,084,952	1,282,851	33,603

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

4.2.2	(@)	Amendment No. 2 to Rights Agreement, dated January 24, 2006, between the Company and Mellon Investor Services LLC formerly known as ChaseMellon Shareholders Services, LLC

10.9.4	(1)	Amendment No. 2 to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. (Exhibit 99.2)

10.9.5	(1)	Amendment No. 1 to the Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Clifton H. Morris, Jr. (Exhibit 99.3)

10.9.6	(1)	Amendment No. 1 to the Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Daniel E. Berce (Exhibit 99.4)

10.11.3	(1)	Amendment No. 3 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 99.1)

10.19.5	(2)	Amendment dated November 2, 2005 to certain Second Amended and Restated Note Purchase Agreements (Exhibit 99.1)

10.19.6	(2)	Supplement No. 4 to the Second Amended and Restated Indenture, dated November 2, 2005, among AmeriCredit Master Trust, as Issuer, JPMorgan Chase Bank, National Association as successor in interests to JPMorgan Chase Bank as successor in interests to Bank One, NA, as Trustee and Trust Collateral Agent, and Deutsche Bank Trust Company Americas, as Administrative Agent; Amendment No. 2 to the Second Amended and Restated Custodian Agreement, dated November 2, 2005, among AmeriCredit Financial Services, Inc., as Custodian, Deutsche Bank Trust Company Americas, as Administrative Agent, and JPMorgan Chase Bank, National Association as successor in interests to JPMorgan Chase Bank as successor in interests to Bank One, NA, as Trust Collateral Agent; and Amendment No. 2 to Annex A to the Second Amended and Restated Indenture and the Second Amended and Restated Sale and Servicing Agreement (Exhibit 99.2)

31.1	(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on December 16, 2005.

(2)	Filed as an exhibit to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on November 4, 2005.

(@)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: February 9, 2006	By:	/s/ Chris A. Choate
(Signature) Chris A. Choate Executive Vice President, Chief Financial Officer and Treasurer