Form 10-Q
period 2006-03-31
AMERICREDIT CORP
filed 2006-05-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There were 130,429,656 shares of common stock, $0.01 par value outstanding as of April 30, 2006.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2006	June 30, 2005
ASSETS

Cash and cash equivalents	$700,800	$663,501
Finance receivables, net	9,770,018	8,297,750
Interest-only receivables from Trusts	5,891	29,905
Investments in Trust receivables	98,374	239,446
Restricted cash - gain on sale Trusts	98,943	272,439
Restricted cash - securitization notes payable	803,110	633,900
Restricted cash - warehouse credit facilities	101,981	455,426
Property and equipment, net	58,343	92,000
Deferred income taxes	60,795	53,759
Other assets	209,981	208,912

Total assets	$11,908,236	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities	$1,435,134	$990,974
Securitization notes payable	7,867,074	7,166,028
Senior notes	153,869	166,755
Convertible senior notes	200,000	200,000
Funding payable	54,559	158,210
Accrued taxes and expenses	160,899	133,736
Other liabilities	20,998	9,419

Total liabilities	9,892,533	8,825,122

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 168,814,088 and 166,808,056 shares issued	1,688	1,668
Additional paid-in capital	1,201,893	1,150,612
Accumulated other comprehensive income	69,478	33,565
Retained earnings	1,560,973	1,333,634

	2,834,032	2,519,479

Treasury stock, at cost (38,456,043 and 21,180,057 shares)	(818,329)	(397,563)

Total shareholders’ equity	2,015,703	2,121,916

Total liabilities and shareholders’ equity	$11,908,236	$10,947,038

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue
Finance charge income	$414,440	$311,869	$1,182,251	$873,472
Servicing income	15,006	44,830	61,792	144,559
Other income	25,658	15,225	79,452	38,616

	455,104	371,924	1,323,495	1,056,647

Costs and expenses
Operating expenses	89,686	80,810	251,470	234,812
Provision for loan losses	118,769	105,006	410,494	303,919
Interest expense	107,106	65,028	298,556	184,520
Restructuring charges, net	1,874	2,130	2,126	2,741

	317,435	252,974	962,646	725,992

Income before income taxes	137,669	118,950	360,849	330,655

Income tax provision	50,937	43,357	133,510	121,688

Net income	86,732	75,593	227,339	208,967

Other comprehensive income
Unrealized gains (losses) on credit enhancement assets	2,969	8,748	(5,111)	(17,708)
Unrealized gains on cash flow hedges	584	7,996	9,628	10,638
Unrealized gain on equity investment	873		45,385
Foreign currency translation adjustment	(547)	(580)	4,428	8,937
Income tax (provision) benefit	(1,644)	(6,103)	(18,417)	2,963

Other comprehensive income	2,235	10,061	35,913	4,830

Comprehensive income	$88,967	$85,654	$263,252	$213,797

Earnings per share
Basic	$0.67	$0.50	$1.68	$1.36

Diluted	$0.60	$0.46	$1.53	$1.25

Weighted average shares outstanding	129,629,967	152,071,432	135,397,387	153,944,984

Weighted average shares and assumed incremental shares	144,954,396	167,269,900	150,332,001	168,760,906

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2006	2005
		(Restated)
Cash flows from operating activities
Net income	$227,339	$208,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,100	44,749
Provision for loan losses	410,494	303,919
Deferred income taxes	(22,112)	7,192
Accretion of present value discount	(30,687)	(63,373)
Impairment of credit enhancement assets	457	1,122
Stock-based compensation expense	12,690	6,354
Other	(8,990)	367
Changes in assets and liabilities:
Other assets	83,295	(3,866)
Accrued taxes and expenses	28,462	(30,910)

Net cash provided by operating activities	716,048	474,521

Cash flows from investing activities
Purchases of receivables	(5,093,811)	(3,863,935)
Principal collections and recoveries on receivables	3,109,116	2,277,911
Distributions from gain on sale Trusts, net of swap payments	346,136	345,306
Purchases of property and equipment	(4,253)	(6,507)
Sale of property	34,807
Proceeds from sale of equity investment	11,992
Change in restricted cash - securitization notes payable	(168,884)	(72,973)
Change in restricted cash - warehouse credit facilities	353,445	143,707
Change in other assets	3,273	26,751

Net cash used by investing activities	(1,408,179)	(1,149,740)

Cash flows from financing activities
Net change in warehouse credit facilities	444,160	761,257
Issuance of securitization notes payable	3,445,000	2,450,000
Payments on securitization notes payable	(2,745,016)	(2,182,803)
Retirement of senior notes	(13,200)
Debt issuance costs	(11,889)	(14,646)
Repurchase of common stock	(422,046)	(200,894)
Net proceeds from issuance of common stock	24,148	30,780
Other net changes	6,365	(11,623)

Net cash provided by financing activities	727,522	832,071

Net increase in cash and cash equivalents	35,391	156,852

Effect of Canadian exchange rate changes on cash and cash equivalents	1,908	1,695

Cash and cash equivalents at beginning of period	663,501	421,450

Cash and cash equivalents at end of period	$700,800	$579,997

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

The consolidated financial statements as of March 31, 2006, and for the three and nine months ended March 31, 2006 and 2005, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

Stock-based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the three and nine months ended March 31, 2006, the Company has recorded total stock-based compensation expense of $3.4 million ($2.1 million net of tax) and $12.7 million ($8.0 million net of tax), respectively. For the three and nine months ended March 31, 2005, the Company has recorded total stock-based compensation expense of $3.6 million ($2.3 million net of tax) and $6.4 million ($4.0 million net of tax), respectively. Included in total stock-based compensation expense for the three and nine months ended March 31, 2006, is an additional $1.0 million and $3.9 million, respectively, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that vest subsequent to June 30, 2005. The remaining estimated pretax amortization on these outstanding options of $0.7 million will be recognized through December 31, 2006. The consolidated statements of income for the three and nine months ended March 31, 2005, have not been restated to reflect the amortization of these options.

The tax benefit of the stock option expense of $10.9 million for the nine months ended March 31, 2006, has been included in other net changes as a cash inflow from financing activities on the consolidated statement of cash flows.

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

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under the Company’s plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income as reported	$75,593	$208,967
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,304	4,016
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(6,254)	(15,792)

Pro forma net income	$71,643	$197,191

Earnings per share:
Basic - as reported	$0.50	$1.36

Basic - pro forma	$0.47	$1.28

Diluted - as reported	$0.46	$1.25

Diluted - pro forma	$0.43	$1.18

The fair value of stock-based compensation granted or modified during the three months ended March 31, 2005, and during the nine months ended March 31,

2006 and 2005, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2006	2005
Expected dividends	0	0	0
Expected volatility	62.4%	38.4%	55.6%
Risk-free interest rate	3.5%	4.3%	3.1%
Expected life	3.4 years	3.1 years	2.9 years

There were no stock-based compensation grants during the three months ended March 31, 2006.

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

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends

SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year ending June 30, 2008. Management is currently evaluating the effect of the statement, if any, on the Company.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued Statement of SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the Company’s fiscal year ending June 30, 2008. Management does not expect the adoption of this statement to have a material impact our financial condition, results of operations or cash flows.

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

The restatement resulted in the following changes to prior period financial statements (in thousands):

Nine Months Ended March 31, 2005
Net cash provided by operating activities:
As previously reported	$791,423
As restated	474,521

Net cash used by investing activities:
As previously reported	$(1,466,642)
As restated	(1,149,740)

NOTE 3 - FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2006	June 30, 2005
Finance receivables unsecuritized, net of fees	$1,689,944	$845,061
Finance receivables securitized, net of fees	8,692,561	7,993,907
Less nonaccretable acquisition fees	(204,544)	(199,810)
Less allowance for loan losses	(407,943)	(341,408)

	$9,770,018	$8,297,750

Finance receivables securitized represent receivables transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $1,521.6 million and $607.7 million pledged under the Company’s warehouse credit facilities as of March 31, 2006 and June 30, 2005, respectively.

The accrual of finance charge income has been suspended on $504.6 million and $378.3 million of delinquent finance receivables as of March 31, 2006 and June 30, 2005, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$204,901	$177,819	$199,810	$176,203
Purchases of receivables	6,800	2,453	20,410	14,247
Net charge-offs	(7,157)	(4,392)	(15,676)	(14,570)

Balance at end of period	$204,544	$175,880	$204,544	$175,880

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$404,136	$282,364	$341,408	$242,208
Provision for loan losses	118,769	105,006	410,494	303,919
Net charge-offs	(114,962)	(74,905)	(343,959)	(233,662)

Balance at end of period	$407,943	$312,465	$407,943	$312,465

NOTE 4 - SECURITIZATIONS

A summary of the Company’s securitization activity and cash flows from the Trusts is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Receivables securitized	$1,000,002	$972,973	$3,702,707	$2,658,103
Net proceeds from securitization	945,000	900,000	3,445,000	2,450,000
Servicing fees:
Sold	6,977	23,127	31,562	82,308
Secured financing (a)	56,505	44,399	161,392	126,081
Distributions from Trusts, net of swap payments:
Sold	92,463	146,220	346,136	345,306
Secured financing	147,399	125,127	443,573	400,160

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of March 31, 2006 and June 30, 2005, the Company was servicing $9,443.2 million and $10,157.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

NOTE 5 - CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of the Company’s retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	March 31, 2006	June 30, 2005
Interest-only receivables from Trusts	$5,891	$29,905
Investments in Trust receivables	98,374	239,446
Restricted cash - gain on sale Trusts	98,943	272,439

	$203,208	$541,790

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$291,148	$863,289	$541,790	$1,062,322
Distributions from Trusts	(92,463)	(147,000)	(346,136)	(349,654)
Non-cash distributions from Trusts	(5,672)	(2,264)	(16,960)	(13,243)
Accretion of present value discount	6,595	19,995	25,181	52,562
Other-than-temporary impairment			(457)	(1,122)
Change in unrealized gain	3,600	10,099	(448)	(7,653)
Foreign currency translation adjustment		(70)	238	837

Balance at end of period	$203,208	$744,049	$203,208	$744,049

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	March 31, 2006	June 30, 2005
Cumulative credit losses	12.6% - 14.4%	12.4% - 14.8%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

NOTE 6 - EQUITY INVESTMENT

The Company holds an equity investment in DealerTrack Holdings, Inc., (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the IPO, the Company owned 3,402,768 shares of DealerTrack with an average cost of $4.15 per share. As part of the IPO, the Company sold 758,526 shares for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale, which is included in other income on the consolidated statement of income for the nine months ended March 31, 2006. The Company owned 2,644,242 shares of DealerTrack that had a market value of $21.31 per share at March 31, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At March 31, 2006, the investment is included in other assets on the consolidated balance sheet and valued at $56.3 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $45.4 million in unrealized gains related to the Company’s investment in DealerTrack at March 31, 2006. Included in other comprehensive income on the consolidated statements of income is $0.9 million and $45.4 million in unrealized gains representing the change in the market value of the Company’s investment in DealerTrack for the three and nine months ended March 31, 2006, respectively. Future changes in the market value of the Company’s investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part. The Company is contractually prohibited from selling any additional shares of DealerTrack until June 2006.

NOTE 7 - WAREHOUSE CREDIT FACILITIES

Amounts outstanding under the Company’s warehouse credit facilities are as follows (in thousands):

	March 31, 2006	June 30, 2005
Commercial paper facility	$89,718
Medium term note facility	650,000	$650,000
Repurchase facility	415,725	215,613
Near prime facility	279,691	125,361

	$1,435,134	$990,974

Further detail regarding terms and availability of the warehouse credit facilities as of March 31, 2006, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility: November 2008 (a)(b)	$1,950,000	$89,718	$98,456	$1,000
Medium term note facility: October 2007 (a)(c)	650,000	650,000	704,135	20,714
Repurchase facility: August 2006 (a)	500,000	415,725	424,922	18,134
Near prime facility: July 2006 (a)	400,000	279,691	294,088	2,975

	$3,500,000	$1,435,134	$1,521,601	$42,823

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $59.2 million which is also included in restricted cash - warehouse credit facilities on the consolidated balance sheets.

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

The Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2006, the Company was in compliance with all warehouse credit facility covenants.

Debt issuance costs are being amortized over the expected term of the warehouse credit facilities. Unamortized costs of $6.9 million and $9.6 million as of March 31, 2006 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

NOTE 8 - SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $21.4 million and $23.3 million as of March 31, 2006 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$314,443	$294,294
C2002-1 Canada (a)	December 2009	137,000	5.5%	31,790	12,662
2003-A-M	November 2009	1,000,000	2.6%	228,097	203,888
2003-B-X	January 2010	825,000	2.3%	204,773	183,338
2003-C-F	May 2010	915,000	2.8%	240,642	212,657
2003-D-M	August 2010	1,200,000	2.3%	389,192	339,762
2004-A-F	February 2011	750,000	2.3%	263,180	231,296
2004-B-M	March 2011	900,000	2.2%	359,096	311,786
2004-1	July 2010	575,000	3.7%	306,905	223,598
2004-C-A	May 2011	800,000	3.2%	439,939	384,681
2004-D-F	July 2011	750,000	3.1%	447,882	402,692
2005-A-X	October 2011	900,000	3.7%	590,201	531,037
2005-1	May 2011	750,000	4.5%	531,760	476,712
2005-B-M	May 2012	1,350,000	4.1%	1,066,220	955,015
2005-C-F	June 2012	1,100,000	4.5%	963,066	888,770
2005-D-A	November 2012	1,400,000	4.9%	1,350,689	1,269,938
2006-1	May 2013	945,000	5.3%	964,686	944,948

		$15,997,000		$8,692,561	$7,867,074

(a)	Note balances do not include $25.6 million of asset-backed securities issued and retained by the Company as of March 31, 2006. The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2006 and June 30, 2005, the Company had interest rate swap agreements associated with its securitization Trusts and its medium term note facility with underlying notional amounts of $1,310.4 million and $1,722.1 million, respectively. The fair value of the Company’s interest rate swap agreements of $19.1 million and $7.3 million as of March 31, 2006 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $15.9 million and $6.3 million included in accumulated other comprehensive income as of March 31, 2006 and June 30, 2005, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was $0.9 million for the three months ended March 31, 2005, $0.8 million and $1.2 million for the nine months ended March 31, 2006 and 2005, respectively, and was not material for the three months ended March 31, 2006. The Company estimates approximately $12.1 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of March 31, 2006 and June 30, 2005, the Company had interest rate cap agreements with underlying notional amounts of $2,878.8 million and $1,219.0 million, respectively. The fair value of the Company’s interest rate cap agreements purchased by its special purpose finance subsidiaries of $10.9 million and $1.3 million as of March 31, 2006 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets. The fair value of the Company’s interest rate cap agreements sold by the Company of $10.9 million and $1.1 million as of March 31, 2006 and June 30, 2005, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of its derivative financial instruments, the Company is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2006 and June 30, 2005, these restricted cash accounts totaled $3.4 million and $6.7 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on the Company’s senior notes and convertible senior notes are guaranteed by certain of the Company’s subsidiaries. The carrying value of the senior notes and convertible senior notes was $353.9 million and $366.8 million as of March 31, 2006 and June 30, 2005, respectively. See guarantor consolidating financial statements in Note 16.

During the three months ended March 31, 2006, the Company delivered notice of its intention to redeem all of its outstanding senior notes. The redemption date is expected to be May 10, 2006, and the redemption price as a percentage of the principal amount of the notes is 104.625% plus accrued interest through the redemption date. The principal amount of the outstanding notes is $154.6 million. Upon the Company’s payment of the redemption price plus accrued interest, the Company will recognize a $9.2 million extinguishment loss.

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

NOTE 11 - COMMON STOCK

On October 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchase plans authorized by the Board of Directors since April 2004 is $1,000.0 million.

The following summarizes share repurchase activity during the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Number of shares	898,500	2,385,002	17,354,274	9,671,879

Average price per share	$25.73	$23.79	$24.32	$20.77

Subsequent to March 31, 2006, and through May 5, 2006, the Company repurchased an additional 199,000 shares of its common stock at an average cost of $29.90 per share. As of May 5, 2006, the Company has remaining authorization to repurchase $177.3 million of its common stock.

NOTE 12 - STOCK-BASED COMPENSATION

General

The Company has certain stock-based compensation plans for employees, non-employee directors and key executive officers.

Total unamortized stock-based compensation was $18.4 million at March 31, 2006, and will be recognized over the weighted average service period of 1.5 years.

Employee Plans

A summary of stock option activity under the Company’s employee plans for the nine months ended March 31, 2006, is as follows (dollars and shares in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2005	7,569	$15.39
Granted	100	22.58
Exercised	(1,440)	12.65
Canceled/forfeited	(143)	18.47

Outstanding at March 31, 2006	6,086	$16.08	4.12	$89,152

Options exercisable at March 31, 2006	5,020	$17.28	4.36	$67,511

Weighted average fair value of options granted during period		$10.82

Cash received from exercise of options for the nine months ended March 31, 2006, was $18.2 million. Options exercised are issued as new shares. The total intrinsic value of options exercised during the nine months ended March 31, 2006, was $21.7 million.

Non-Employee Director Plans

A summary of stock option activity under the Company’s non-employee director plans for the nine months ended March 31, 2006, is as follows (dollars and shares in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2005	270	$14.57
Exercised	(10)	6.50

Outstanding at March 31, 2006	260	$14.88	2.37	$4,122

Options exercisable at March 31, 2006	260	$14.88	2.37	$4,122

Cash received from exercise of options for the nine months ended March 31, 2006, was $65,000. Options exercised are issued as new shares. The total intrinsic value of options exercised during the nine months ended March 31, 2006, was $157,000.

Key Executive Officer Plans

A summary of stock option activity under the Company’s key executive officer plans for the nine months ended March 31, 2006, is as follows (dollars and shares in thousands, except weighted average exercise price):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2005	2,672	$11.40
Exercised	(400)	8.00

Outstanding at March 31, 2006	2,272	$12.00	0.75	$42,555

Options exercisable at March 31, 2006	2,272	$12.00	0.75	$42,555

Cash received from exercise of options for the nine months ended March 31, 2006, was $3.2 million. Options exercised are issued as new shares. The total intrinsic value of options exercised during the nine months ended March 31, 2006, was $8.2 million.

Restricted Stock Grants

Restricted stock grants totaling 587,500 shares with an approximate aggregate market value of $14.1 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years. The restricted stock granted is subject to a vesting schedule of 25% that vested in March 2006, 25% that will vest in March 2007 and 50% that will vest in March 2008. Compensation expense recognized for restricted stock grants was $3.2 million for the nine months ended March 31, 2006. As of March 31, 2006 and June 30, 2005, unamortized compensation expense, which is included in additional paid-in capital, related to the restricted stock awards was $8.5 million and $12.6 million, respectively. A summary of the status of non-vested restricted stock for the nine months ended March 31, 2006, is presented below:

Non-vested restricted stock at June 30, 2005	577,300
Vested	(138,625)
Forfeited	(28,200)

Non-vested restricted stock at March 31, 2006	410,475

The total fair value of shares vested during the nine months ended March 31, 2006, was $4.3 million at March 31, 2006.

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Stock appreciation rights with respect to 640,000 shares are subject to vesting schedules of 25% that vested in June 2005, 25% that will vest in March 2007 and 50% that will vest in March 2008. The remaining stock appreciation rights are subject to vesting schedules of 25% that vested in March 2006, 25% that will vest in March 2007 and 50% that will vest in March 2008. Compensation expense recognized for stock appreciation rights was $2.4 million for the nine months ended March 31, 2006. As of March 31, 2006 and June 30, 2005, unamortized compensation expense related to the rights was $6.3 million and $8.7 million, respectively. A summary of the status of non-vested stock appreciation rights for the nine months ended March 31, 2006, is presented below:

Non-vested stock appreciation rights at June 30, 2005	520,600
Vested	(9,425)
Forfeited	(2,900)

Non-vested stock appreciation rights at March 31, 2006	508,275

NOTE 13 - RESTRUCTURING CHARGES

The Company recognized restructuring charges of $1.9 million and $2.1 million during the three and nine months ended March 31, 2006, respectively, which include $1.2 million in personnel related costs and $160,000 of contract termination costs relating to a roll out of a new organizational structure for the branch network. The additional expense for the three and nine months ended March 31, 2006, related to a revision of assumed lease costs for office space and collections centers in connection with the Company’s restructuring activities during the years ended June 30, 2004 and 2003. The Company recognized restructuring charges of $2.1 million and $2.7 million during the three and nine months ended March 31, 2005, respectively, relating to a revision of assumed lease costs for office space and collections centers in connection with the Company’s restructuring activities during the years ended June 30, 2004 and 2003.

As of March 31, 2006, total costs incurred to date in connection with the closing of the Jacksonville collections center and the abandonment of excess capacity at the Company’s Chandler collections center and corporate headquarters in fiscal 2004 includes $2.2 million in personnel-related costs and $13.6 million of contract termination and other associated costs. Total costs incurred to date in connection with the revision of the Company’s operating plan in February 2003 includes $18.8 million in personnel-related costs, $27.0 million of contract termination costs and $28.4 million in other associated costs. The accruals remain for contract termination and other associated costs which are long term liabilities.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the nine months ended March 31, 2006, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2005		$13,498	$2,959	$16,457
Cash settlements		(2,035)		(2,035)
Non-cash settlements		(614)	(269)	(883)
Adjustments	$1,206	920		2,126

Balance at March 31, 2006	$1,206	$11,769	$2,690	$15,665

NOTE 14 - EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$86,732	$75,593	$227,339	$208,967
Interest expense related to convertible senior notes, net of related tax effects	718	724	2,155	2,157

Adjusted net income	$87,450	$76,317	$229,494	$211,124

Weighted average shares outstanding	129,629,967	152,071,432	135,397,387	153,944,984

Incremental shares resulting from assumed conversions:
Stock-based compensation	3,494,321	3,687,438	3,318,890	3,357,872
Warrants	1,124,903	805,825	910,519	752,845
Convertible senior notes	10,705,205	10,705,205	10,705,205	10,705,205

	15,324,429	15,198,468	14,934,614	14,815,922

Weighted average shares and assumed incremental shares	144,954,396	167,269,900	150,332,001	168,760,906

Earnings per share:
Basic	$0.67	$0.50	$1.68	$1.36

Diluted	$0.60	$0.46	$1.53	$1.25

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to the Company’s convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to the Company’s outstanding stock-based compensation and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million and 1.4 million shares of common stock at March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2006	2005
Interest costs (none capitalized)	$279,273	$176,564
Income taxes	132,250	138,394

NOTE 16 - GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$588,307	$112,493		$700,800
Finance receivables, net		83,745	9,686,273		9,770,018
Interest-only receivables from Trusts			5,891		5,891
Investments in Trust receivables			98,374		98,374
Restricted cash - gain on sale Trusts			98,943		98,943
Restricted cash - securitization notes payable			803,110		803,110
Restricted cash - warehouse credit facilities			101,981		101,981
Property and equipment, net	$6,610	51,733			58,343
Deferred income taxes	110,837	13,493	(63,535)		60,795
Other assets	4,466	148,113	58,292	$(890)	209,981
Due from affiliates	679,945		1,247,818	(1,927,763)
Investment in affiliates	1,642,896	2,887,599	455,434	(4,985,929)

Total assets	$2,444,754	$3,772,990	$12,605,074	$(6,914,582)	$11,908,236

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Warehouse credit facilities			$1,435,134		$1,435,134
Securitization notes payable			7,913,187	$(46,113)	7,867,074
Senior notes	$153,869				153,869
Convertible senior notes	200,000				200,000
Funding payable		$54,001	558		54,559
Accrued taxes and expenses	70,413	37,766	53,610	(890)	160,899
Other liabilities	4,769	16,229			20,998
Due to affiliates		1,907,230		(1,907,230)

Total liabilities	429,051	2,015,226	9,402,489	(1,954,233)	9,892,533

Shareholders’ equity:
Common stock	1,688	75,355	30,627	(105,982)	1,688
Additional paid-in capital	1,201,893	75,791	1,121,793	(1,197,584)	1,201,893
Accumulated other comprehensive income	69,478	51,376	32,896	(84,272)	69,478
Retained earnings	1,560,973	1,555,242	2,017,269	(3,572,511)	1,560,973

	2,834,032	1,757,764	3,202,585	(4,960,349)	2,834,032
Treasury stock	(818,329)				(818,329)

Total shareholders’ equity	2,015,703	1,757,764	3,202,585	(4,960,349)	2,015,703

Total liabilities and shareholders’ equity	$2,444,754	$3,772,990	$12,605,074	$(6,914,582)	$11,908,236

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

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$26,867	$387,573		$414,440
Servicing income		701	14,305		15,006
Other income	$13,771	438,370	998,790	$(1,425,273)	25,658
Equity in income of affiliates	92,043	107,339		(199,382)

	105,814	573,277	1,400,668	(1,624,655)	455,104

Costs and expenses
Operating expenses	17,157	12,924	59,605		89,686
Provision for loan losses		26,827	91,942		118,769
Interest expense	5,045	448,593	1,078,741	(1,425,273)	107,106
Restructuring charges, net		1,874			1,874

	22,202	490,218	1,230,288	(1,425,273)	317,435

Income before income taxes	83,612	83,059	170,380	(199,382)	137,669

Income tax (benefit) provision	(3,120)	(8,984)	63,041		50,937

Net income	$86,732	$92,043	$107,339	$(199,382)	$86,732

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$28,638	$283,231		$311,869
Servicing income		24,172	20,658		44,830
Other income	$25,223	366,348	812,554	$(1,188,900)	15,225
Equity in income of affiliates	66,042	102,493		(168,535)

	91,265	521,651	1,116,443	(1,357,435)	371,924

Costs and expenses
Operating expenses	4,649	30,482	45,679		80,810
Provision for loan losses		28,879	76,127		105,006
Interest expense	5,545	415,025	833,358	(1,188,900)	65,028
Restructuring charges, net		2,130			2,130

	10,194	476,516	955,164	(1,188,900)	252,974

Income before income taxes	81,071	45,135	161,279	(168,535)	118,950

Income tax provision (benefit)	5,478	(20,907)	58,786		43,357

Net income	$75,593	$66,042	$102,493	$(168,535)	$75,593

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$73,500	$1,108,751		$1,182,251
Servicing income		25,779	36,013		61,792
Other income	$46,389	1,148,182	2,515,836	$(3,630,955)	79,452
Equity in income of affiliates	225,196	261,464		(486,660)

	271,585	1,508,925	3,660,600	(4,117,615)	1,323,495

Costs and expenses
Operating expenses	27,315	57,311	166,844		251,470
Provision for loan losses		65,564	344,930		410,494
Interest expense	15,663	1,180,046	2,733,802	(3,630,955)	298,556
Restructuring charges, net		2,126			2,126

	42,978	1,305,047	3,245,576	(3,630,955)	962,646

Income before income taxes	228,607	203,878	415,024	(486,660)	360,849

Income tax provision (benefit)	1,268	(21,318)	153,560		133,510

Net income	$227,339	$225,196	$261,464	$(486,660)	$227,339

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$67,770	$805,702		$873,472
Servicing income		79,857	64,702		144,559
Other income	$51,959	781,643	1,630,705	$(2,425,691)	38,616
Equity in income of affiliates	194,206	217,104		(411,310)

	246,165	1,146,374	2,501,109	(2,837,001)	1,056,647

Costs and expenses
Operating expenses	12,015	92,731	130,066		234,812
Provision for loan losses		28,640	275,279		303,919
Interest expense	16,645	841,003	1,752,563	(2,425,691)	184,520
Restructuring charges, net		2,741			2,741

	28,660	965,115	2,157,908	(2,425,691)	725,992

Income before income taxes	217,505	181,259	343,201	(411,310)	330,655

Income tax provision (benefit)	8,538	(12,947)	126,097		121,688

Net income	$208,967	$194,206	$217,104	$(411,310)	$208,967

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$227,339	$225,196	$261,464		$(486,660)	$227,339
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,670	7,219	6,211			15,100
Provision for loan losses			65,564	344,930			410,494
Deferred income taxes		(154,380)	(21,318)	153,586			(22,112)
Accretion of present value discount			(394)	(30,293)			(30,687)
Impairment of credit enhancement assets			268	189			457
Stock-based compensation expense		12,690					12,690
Other		216	(8,835)	(371)			(8,990)
Equity in income of affiliates		(225,196)	(261,464)			486,660
Changes in assets and liabilities:
Other assets		352	60,247	22,696			83,295
Accrued taxes and expenses		19,934	5,859	2,669			28,462

Net cash (used) provided by operating activities		(117,375)	72,342	761,081			716,048

Cash flows from investing activities:
Purchases of receivables			(5,093,811)	(4,964,349)		4,964,349	(5,093,811)
Principal collections and recoveries on receivables			59,891	3,049,225			3,109,116
Net proceeds from sale of receivables			4,964,349			(4,964,349)
Distributions from gain on sale Trusts, net of swap payments			6,923	339,213			346,136
Purchases of property and equipment		1,690	(5,944)	1			(4,253)
Sale of property			34,807				34,807
Proceeds from sale of equity investment			11,992				11,992
Change in restricted cash - securitization notes payable				(168,884)			(168,884)
Change in restricted cash - warehouse credit facilities				353,445			353,445
Change in other assets			3,273				3,273
Net change in investment in affiliates		(820)	266,956	(125,158)		(140,978)

Net cash provided (used) by investing activities		870	248,436	(1,516,507)		(140,978)	(1,408,179)

Cash flows from financing activities:
Net change in warehouse credit facilities				444,160			444,160
Issuance of securitization notes payable				3,445,000			3,445,000
Payments on securitization notes payable				(2,745,016)			(2,745,016)
Retirement of senior notes		(13,200)					(13,200)
Debt issuance costs		130		(12,019)			(11,889)
Repurchase of common stock		(422,046)					(422,046)
Net proceeds from issuance of common stock		24,148	121	(141,920)		141,799	24,148
Other net changes		6,937	(572)				6,365
Net change in due (to) from affiliates		516,109	(397,156)	(122,292)		3,339

Net cash provided (used) by financing activities		112,078	(397,607)	867,913		145,138	727,522

Net (decrease) increase in cash and cash equivalents		(4,427)	(76,829)	112,487		4,160	35,391

Effect of Canadian exchange rate changes on cash and cash equivalents		4,427	1,635	6		(4,160)	1,908

Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$588,307	$112,493	$		$700,800

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2005

RESTATED

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$208,967	$194,206	$217,104		$(411,310)	$208,967
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		1,621	9,239	33,889			44,749
Provision for loan losses			28,640	275,279			303,919
Deferred income taxes		269,195	24,019	(286,022)			7,192
Accretion of present value discount			7,707	(71,080)			(63,373)
Impairment of credit enhancement assets				1,122			1,122
Stock-based compensation expense		6,354					6,354
Other			695	(328)			367
Equity in income of affiliates		(194,206)	(217,104)			411,310
Changes in assets and liabilities:
Other assets		963	(17,866)	13,037			(3,866)
Accrued taxes and expenses		40,545	(79,081)	7,626			(30,910)

Net cash provided (used) by operating activities		333,439	(49,545)	190,627			474,521

Cash flows from investing activities:
Purchases of receivables			(3,863,935)	(3,828,653)		3,828,653	(3,863,935)
Principal collections and recoveries on receivables			42,823	2,235,088			2,277,911
Net proceeds from sale of receivables			3,828,653			(3,828,653)
Distributions from gain on sale Trusts, net of swap payments			449	344,857			345,306
Purchases of property and equipment		(6,614)	106	1			(6,507)
Change in restricted cash - securitization notes payable				(72,973)			(72,973)
Change in restricted cash - warehouse credit facilities				143,707			143,707
Change in other assets			26,751				26,751
Net change in investment in affiliates		7,629	884,515	(131,712)		(760,432)

Net cash provided (used) by investing activities		1,015	919,362	(1,309,685)		(760,432)	(1,149,740)

Cash flows from financing activities:
Net change in warehouse credit facilities				761,257			761,257
Issuance of securitization notes payable				2,450,000			2,450,000
Payments on securitization notes payable				(2,182,803)			(2,182,803)
Debt issuance costs		(75)	(767)	(13,804)			(14,646)
Repurchase of common stock		(200,894)					(200,894)
Net proceeds from issuance of common stock		30,780	33,920	(772,500)		738,580	30,780
Other net changes		(10,903)	(720)				(11,623)
Net change in due (to) from affiliates		(162,301)	(747,154)	879,266		30,189

Net cash (used) provided by financing activities		(343,393)	(714,721)	1,121,416		768,769	832,071

Net (decrease) increase in cash and cash equivalents		(8,939)	155,096	2,358		8,337	156,852
Effect of Canadian exchange rate changes on cash and cash equivalents		8,939	1,084	9		(8,337)	1,695
Cash and cash equivalents at beginning of period			421,450				421,450

Cash and cash equivalents at end of period	$		$577,630	$2,367	$		$579,997

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

The Company periodically transfers receivables to securitization Trusts (“Trusts”) that, in turn, sell asset-backed securities to investors. Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At March 31, 2006, approximately 7% of the Company’s managed receivables were gain on sale receivables. The Company retains an interest in the securitization transactions in the form of credit enhancement assets, representing the estimated future excess cash flows expected to be received by the Company over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to the Company. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded (see “Liquidity and Capital Resources” section). In addition to excess cash flows, the Company receives monthly base servicing income of 2.25% per annum on the outstanding principal balance of domestic receivables securitized and collects other fees, such as late charges, as servicer for securitization Trusts.

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

RECENT DEVELOPMENTS

On May 1, 2006, the Company’s operating subsidiary, AmeriCredit Financial Services, Inc., completed its acquisition of Bay View Acceptance Corporation (“BVAC”). BVAC was the auto finance subsidiary of Bay View Capital Corporation.

The total consideration paid by AmeriCredit to Bay View Capital Corporation in the all-cash transaction was approximately $63.6 million, which was the approximate book value at March 31, 2006.

BVAC operates from offices in Covina, California, and serves automobile dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores. As of March 31, 2006, BVAC had approximately 40,000 customers and approximately $800 million in managed auto receivables.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the estimated probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of March 31, 2006, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$61,249	$122,497

The Company believes that the allowance for loan losses is adequate to cover probable losses inherent in its receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that the Company’s credit loss assumptions will not increase.

Credit Enhancement Assets

The Company’s credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent the Company’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the Company’s finance receivables and the risk profiles of its credit enhancement assets. The use of different assumptions would result in different carrying values for the Company’s credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would decrease the credit enhancement assets as of March 31, 2006, as follows (in thousands):

Impact on fair value of	10% adverse change	20% adverse change
Expected cumulative net credit losses	$1,329	$2,658
Discount rate	463	924

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

Stock-based compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the three and nine months ended March 31, 2006, the Company has recorded total stock-based compensation expense of $3.4 million ($2.1 million net of tax) and $12.7 million ($8.0 million net of tax), respectively. For the three and nine months ended March 31, 2005, the Company has recorded total stock-based compensation expense of $3.6 million ($2.3 million net of tax) and $6.4 million ($4.0 million net of tax), respectively. Included in total stock-based compensation expense for the three and nine months ended March 31, 2006, is an additional $1.0 million and $3.9 million, respectively, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options granted prior to the Company’s implementation of SFAS 123 on July 1, 2003, that vest subsequent to June 30, 2005. The remaining estimated pretax amortization on these outstanding options of $0.7 million will be recognized through December 31, 2006. The consolidated statements of income for the three and nine months ended March 31, 2005, have not been restated to reflect the amortization of these options.

On July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively for all awards granted or modified subsequent to June 30, 2003.

The fair value of stock-based compensation granted or modified during the three months ended March 31, 2005, and during the nine months ended March 31, 2006 and 2005, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2006	2005
Expected dividends	0	0	0
Expected volatility	62.4%	38.4%	55.6%
Risk-free interest rate	3.5%	4.3%	3.1%
Expected life	3.4 years	3.1 years	2.9 years

There were no stock-based compensation grants during the three months ended March 31, 2006.

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

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in the Company’s stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income. The impact of a 10% or 20% increase in the Company’s assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three or nine months ended March 31, 2006 or 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 as compared to

Three Months Ended March 31, 2005

Changes in Finance Receivables:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$9,873,603	$7,622,551
Loans purchased	1,614,267	1,374,012
Loans repurchased from gain on sale Trusts	183,350	60,184
Liquidations and other	(1,288,715)	(931,711)

Balance at end of period	$10,382,505	$8,125,036

Average finance receivables	$10,115,082	$7,839,932

The increase in loans purchased during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was due to the addition of staff in the Company’s branch office network and related areas in order to support new loan growth. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of March 31, 2006 and 2005, the Company operated 85 and 89 branch offices, respectively.

The average new loan size was $17,030 for the three months ended March 31, 2006, compared to $16,724 for the three months ended March 31, 2005. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2006, increased to 16.9% from 16.6% during the three months ended March 31, 2005, due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s interest bearing assets and the cost to fund finance receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Finance charge income	$414,440	$311,869
Other income	25,658	15,225
Interest expense	(107,106)	(65,028)

Net margin	$332,992	$262,066

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended March 31,
	2006	2005
Finance charge income	16.6%	16.1%
Other income	1.1	0.8
Interest expense	(4.3)	(3.3)

Net margin as a percentage of average finance receivables	13.4%	13.6%

Revenue:

Finance charge income increased by 33% to $414.4 million for the three months ended March 31, 2006, from $311.9 million for the three months ended March 31, 2005, due to a 29% increase in average finance receivables and an increase in the Company’s effective yield. The Company’s effective yield on its finance receivables increased to 16.6% for the three months ended March 31, 2006, from 16.1% for the three months ended March 31, 2005. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of the Company’s finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to an increase in the average annual percentage rate on the Company’s finance receivables as well as the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to the Company’s adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Servicing income consists of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Servicing fees	$6,977	$23,127
Accretion	8,029	21,703

	$15,006	$44,830

Average gain on sale receivables	$902,246	$3,184,145

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 3.1% and 2.9%, annualized, of average gain on sale receivables for the three months ended March 31, 2006 and 2005, respectively.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $8.0 million, or 14.0%, on an annualized basis, of average credit enhancement assets, and $21.7 million, or 11.0%, on an annualized basis, of average credit enhancement assets, during the three months ended March 31, 2006 and 2005, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, as a result of fewer securitization transactions experiencing worse than expected credit performance.

Other income consists of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Investment income	$13,750	$5,330
Late fees and other income	11,908	9,895

	$25,658	$15,225

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Costs and Expenses:

Operating expenses increased to $89.7 million for the three months ended March 31, 2006, from $80.8 million for the three months ended March 31, 2005, due to increased costs to support greater origination volume and an increase in incentive compensation accruals for Company personnel.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2006 and 2005, reflect inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $118.8 million for the three months ended March 31, 2006, from $105.0 million for the three months ended March 31, 2005, as a result of increased origination volume; however, as an annualized percentage of average finance receivables, the provision for loan losses decreased to 4.8% for the three months ended March 31, 2006, from 5.4% for the three months ended March 31, 2005. The provision for loan losses as a percentage of average finance receivables was lower as a result of favorable net credit loss experience due to better than estimated recovery rates and an increase in the recovery rate assumptions used to estimate probable credit losses. The Company also reduced the allowance for loan losses relating to Hurricane Katrina by $4.6 million during the three months ended March 31, 2006, to reflect a revised expectation of the credit performance of the customers residing in the affected areas. At March 31, 2006, the allowance for loan losses includes $2.6 million related to Hurricane Katrina.

Interest expense increased to $107.1 million for the three months ended March 31, 2006, from $65.0 million for the three months ended March 31, 2005. Average debt outstanding was $9,242.7 million and $7,041.7 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s effective rate of interest paid on its debt increased to 4.7% for the three months ended March 31, 2006, compared to 3.7% for the three months ended March 31, 2005, due to an increase in market interest rates.

The Company’s effective income tax rate was 37.0% and 36.4% for the three months ended March 31, 2006 and 2005, respectively.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Unrealized gains on credit enhancement assets	$2,969	$8,748
Unrealized gains on cash flow hedges	584	7,996
Unrealized gain on equity investment	873
Canadian currency translation adjustment	(547)	(580)
Income tax provision	(1,644)	(6,103)

	$2,235	$10,061

Credit Enhancement Assets

Unrealized gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Unrealized gains related to changes in credit loss assumptions	$3,533	$9,505
Unrealized gains related to changes in interest rates	67	594
Reclassification of unrealized gains into earnings through accretion	(631)	(1,351)

	$2,969	$8,748

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.6% to 14.4% as of March 31, 2006, from a range of 12.7% to 15.0% as of December 31, 2005. For the three months ended March 31, 2006, on a Trust by Trust basis, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions that resulted in the recognition of unrealized gains of $3.5 million. The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.5% to 15.1% as of March 31, 2005, from a range of 12.8% to 15.0% as of December 31, 2004. For the three months ended March 31, 2005, on a Trust by Trust basis, certain Trusts experienced better than expected credit performance and decreased cumulative credit loss assumptions, while other Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions, resulting in the recognition of net unrealized gains of $9.5 million.

Unrealized gains related to changes in interest rates of $67,000 and $0.6 million for the three months ended March 31, 2006 and 2005, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $0.6 million and $1.4 million were reclassified into earnings through accretion during the three months ended March 31, 2006 and 2005, respectively.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Unrealized gains related to changes in fair value	$4,159	$7,934
Reclassification of net unrealized (gains) losses into earnings	(3,575)	62

	$584	$7,996

Unrealized gains related to changes in fair value for the three months ended March 31, 2006 and 2005, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

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

Equity Investment

The Company owned 2,644,242 shares of DealerTrack that had a market value of $21.31 per share at March 31, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At March 31, 2006, the investment is included in other assets on the consolidated balance sheet and valued at $56.3 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $45.4 million in unrealized gains related to the Company’s investment in DealerTrack at March 31, 2006. Included in other comprehensive income on the consolidated statement of income is $0.9 million in unrealized gains representing the change in the market value of the Company’s investment in DealerTrack for the three months ended March 31, 2006. Future changes in the market value of the Company’s investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $0.5 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2006 and 2005. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

Nine Months Ended March 31, 2006 as compared to

Nine Months Ended March 31, 2005

Changes in Finance Receivables:

A summary of changes in the Company’s finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2006	2005
Balance at beginning of period	$8,838,968	$6,782,280
Loans purchased	4,473,939	3,579,050
Loans repurchased from gain on sale Trusts	562,033	329,435
Liquidations and other	(3,492,435)	(2,565,729)

Balance at end of period	$10,382,505	$8,125,036

Average finance receivables	$9,575,795	$7,392,920

The increase in loans purchased during the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005, was due to the addition of staff in the Company’s branch office network and related areas in order to support new loan growth. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio. As of March 31, 2006 and 2005, the Company operated 85 and 89 branch offices, respectively.

The average new loan size was $17,280 for the nine months ended March 31, 2006, compared to $16,868 for the nine months ended March 31, 2005. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2006, increased to 16.7% from 16.4% during the nine months ended March 31, 2005, due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin:

Net margin is the difference between finance charge and other income earned on the Company’s interest bearing assets and the cost to fund finance receivables as well as the cost of debt incurred for general corporate purposes.

The Company’s net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Nine Months Ended March 31,
	2006	2005
Finance charge income	$1,182,251	$873,472
Other income (a)	70,605	38,616
Interest expense	(298,556)	(184,520)

Net margin	$954,300	$727,568

Net margin as a percentage of average finance receivables is as follows:

	Nine Months Ended March 31,
	2006	2005
Finance charge income	16.5%	15.7%
Other income (a)	1.0	0.7
Interest expense	(4.2)	(3.3)

Net margin as a percentage of average finance receivables	13.3%	13.1%

(a)	Excludes gain recorded from sale of equity investment in DealerTrack during the nine months ended March 31, 2006.

Revenue:

Finance charge income increased by 35% to $1,182.3 million for the nine months ended March 31, 2006, from $873.5 million for the nine months ended March 31, 2005, due to a 30% increase in average finance receivables and an increase in the Company’s effective yield. The Company’s effective yield on its finance receivables increased to 16.5% for the nine months ended March 31, 2006, from 15.7% for the nine months ended March 31, 2005. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of the Company’s finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to an increase in the average annual percentage rate on the Company’s finance receivables as well as the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to the Company’s adoption of SOP 03-3.

Servicing income consists of the following (in thousands):

	Nine Months Ended March 31,
	2006	2005
Servicing fees	$31,562	$82,308
Other-than-temporary impairment	(457)	(1,122)
Accretion	30,687	63,373

	$61,792	$144,559

Average gain on sale receivables	$1,443,547	$3,935,123

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in the Company’s securitization transaction structure from gain on sale to secured financing. Servicing fees were 3.0% and 2.8%, annualized, of average gain on sale receivables for the nine months ended March 31, 2006 and 2005, respectively.

Other-than-temporary impairment of $0.5 million and $1.1 million for the nine months ended March 31, 2006 and 2005, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to the Company’s credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. The Company recognized accretion of $30.7 million, or 11.4%, on an annualized basis, of average credit enhancement assets, and $63.4 million, or 9.2%, on an annualized basis, of average credit enhancement assets, during the nine months ended March 31, 2006 and 2005, respectively. The Company does not record accretion in a period when such accretion would cause an other-than-temporary impairment in a securitization pool. Accretion as an annualized percentage of average credit enhancements was higher during the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005, as a result of fewer securitization transactions incurring other-than-temporary impairments.

Other income consists of the following (in thousands):

	Nine Months Ended March 31,
	2006	2005
Investment income	$41,013	$13,407
Gain on sale of equity investment	8,847
Late fees and other income	29,592	25,209

	$79,452	$38,616

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

The Company holds an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an IPO of its common stock. As part of the IPO, the Company sold 758,526 shares with an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale which is included in other income.

Costs and Expenses:

Operating expenses increased to $251.5 million for the nine months ended March 31, 2006, from $234.8 million for the nine months ended March 31, 2005, due to increased costs to support greater origination volume and an increase in incentive compensation accruals for Company personnel.

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended March 31, 2006 and 2005, reflect inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $410.5 million for the nine months ended March 31, 2006, from $303.9 million for the nine months ended March 31, 2005, as a result of increased origination volume and charges related to Hurricane Katrina. As an annualized percentage of average finance receivables, the provision for loan losses was 5.7% and 5.5% for the nine months ended March 31, 2006 and 2005, respectively.

Interest expense increased to $298.6 million for the nine months ended March 31, 2006, from $184.5 million for the nine months ended March 31, 2005. Average debt outstanding was $8,919.5 million and $6,785.8 million for the nine months ended March 31, 2006 and 2005, respectively. The Company’s effective rate of interest paid on its debt increased to 4.5% for the nine months ended March 31, 2006, compared to 3.6% for the nine months ended March 31, 2005, due to an increase in market interest rates.

The Company’s effective income tax rate was 37.0% and 36.8% for the nine months ended March 31, 2006 and 2005, respectively.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Nine Months Ended March 31,
	2006	2005
Unrealized losses on credit enhancement assets	$(5,111)	$(17,708)
Unrealized gains on cash flow hedges	9,628	10,638
Unrealized gain on equity investment	45,385
Canadian currency translation adjustment	4,428	8,937
Income tax (provision) benefit	(18,417)	2,963

	$35,913	$4,830

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Nine Months Ended March 31,
	2006	2005
Unrealized losses related to changes in credit loss assumptions	$(600)	$(8,141)
Unrealized gains related to changes in interest rates	332	309
Reclassification of unrealized gains into earnings through accretion	(4,843)	(9,876)

	$(5,111)	$(17,708)

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by the Company and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

The Company changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.6% to 14.4% as of March 31, 2006, from a range of 12.4% to 14.8% as of June 30, 2005. For the nine months ended March 31, 2006, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $0.6 million and, for certain trusts, other-than-temporary impairment of $0.5 million. The Company increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.5% to 15.1% as of March 31, 2005, from a range of 12.4% to 14.9% as of June 30, 2004. For the nine months ended March 31, 2005, on a Trust by Trust basis, certain Trusts experienced worse than expected credit performance and increased cumulative credit loss assumptions that resulted in the recognition of unrealized losses of $8.1 million and, for certain trusts, other-than-temporary impairment of $1.1 million.

Unrealized gains related to changes in interest rates of $0.3 million for the nine months ended March 31, 2006 and 2005, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $4.8 million and $9.9 million were reclassified into earnings through accretion during the nine months ended March 31, 2006 and 2005, respectively.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Nine Months Ended March 31,
	2006	2005
Unrealized gains related to changes in fair value	$15,959	$6,490
Reclassification of net unrealized (gains) losses into earnings	(6,331)	4,148

	$9,628	$10,638

Unrealized gains related to changes in fair value for the nine months ended March 31, 2006 and 2005, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

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

Equity Investment

The Company owned 2,644,242 shares of DealerTrack that had a market value of $21.31 per share at March 31, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At March 31, 2006, the investment is included in other assets on the consolidated balance sheet and valued at $56.3 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $45.4 million in unrealized gains related to the Company’s investment in DealerTrack at March 31, 2006. Included in other comprehensive income on the consolidated statement of income is $45.4 million in unrealized gains representing the Company’s investment in DealerTrack for the nine months ended March 31, 2006. Future changes in the market value of the Company’s investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $4.4 million and $8.9 million for the nine months ended March 31, 2006 and 2005, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of the Company’s Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2006 and 2005. The Company does not anticipate the settlement of intercompany transactions with its Canadian subsidiaries in the foreseeable future.

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2006
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$10,382,505	$750,637	$11,133,142

Nonaccretable acquisition fees	(204,544)
Allowance for loan losses	(407,943)

Receivables, net	$9,770,018

Number of outstanding contracts	820,468	105,191	925,659

Average carrying amount of outstanding contract (in dollars)	$12,654	$7,136	$12,027

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.9%

	June 30, 2005
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$8,838,968	$2,163,941	$11,002,909

Nonaccretable acquisition fees	(199,810)
Allowance for loan losses	(341,408)

Receivables, net	$8,297,750

Number of outstanding contracts	692,946	247,634	940,580

Average carrying amount of outstanding contract (in dollars)	$12,756	$8,738	$11,698

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.1%

The allowance for loan losses and nonaccretable acquisition fees increased to $612.5 million, or 5.9% of finance receivables, at March 31, 2006, from $541.2 million, or 6.1% of finance receivables, at June 30, 2005. The allowance for loan losses and nonaccretable acquisition fees increased as a result of higher finance receivables. The decrease in allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables was a result of favorable net credit loss experience due to better than estimated recovery rates and an increase in the recovery rate assumptions used to estimate probable credit losses.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2006
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$470,698	4.5%	$52,291	7.0%	$522,989	4.7%
Greater than 60 days	156,220	1.5	25,087	3.3	181,307	1.6

	626,918	6.0	77,378	10.3	704,296	6.3
In repossession	31,189	0.3	4,596	0.6	35,785	0.3

	$658,107	6.3%	$81,974	10.9%	$740,081	6.6%

	March 31, 2005
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$304,810	3.8%	$234,389	8.2%	$539,199	4.9%
Greater than 60 days	108,919	1.3	87,002	3.0	195,921	1.8

	413,729	5.1	321,391	11.2	735,120	6.7
In repossession	16,060	0.2	11,489	0.4	27,549	0.2

	$429,789	5.3%	$332,880	11.6%	$762,669	6.9%

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

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as a result of tightened credit standards as well as the relative lower overall seasoning of such finance receivables. Delinquencies in finance receivables were higher at March 31, 2006, as compared to March 31, 2005, as a result of seasoning of the finance receivables.

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

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Finance receivables: (as a percentage of average finance receivables)	5.4%	4.8%	6.1%	4.9%

Gain on sale receivables: (as a percentage of average gain on sale receivables)	7.4%	9.0%	9.2%	9.5%

Total managed portfolio: (as a percentage of average managed receivables)	5.6%	6.0%	6.5%	6.5%

The increase in finance receivables receiving a payment deferral as a percentage of finance receivables for the three and nine months ended March 31, 2006, as compared to the three and nine months ended March 31, 2005, is a result of seasoning of the portfolio. In addition, a higher level of deferments were granted in the nine months ended March 31, 2006, relating to the impact of Hurricane Katrina. The percentage of contracts receiving a payment deferral is greater for the Company’s gain on sale receivables as compared to its finance receivables as a result of seasoning of the gain on sale receivables as well as overall improved credit performance on loans originated since February 2003.

The following is a summary of deferrals as a percentage of receivables outstanding:

	March 31, 2006
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	78.4%	34.5%	75.4%
Deferred:
1-2 times	17.9	39.6	19.4
3-4 times	3.6	25.7	5.1
Greater than 4 times	0.1	0.2	0.1

Total deferred	21.6	65.5	24.6

Total	100.0%	100.0%	100.0%

	June 30, 2005
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	82.5%	38.1%	73.8%
Deferred:
1-2 times	15.0	42.6	20.4
3-4 times	2.3	19.1	5.6
Greater than 4 times	0.2	0.2	0.2

Total deferred	17.5	61.9	26.2

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to the Company’s managed finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Finance receivables:
Repossession charge-offs	$222,392	$143,305	$566,706	$392,498
Less: Recoveries	(112,479)	(67,932)	(277,222)	(179,272)
Mandatory charge-offs (a)	12,206	3,924	70,151	35,006

Net charge-offs	$122,119	$79,297	$359,635	$248,232

Gain on sale:
Repossession charge-offs	$37,828	$117,113	$165,544	$432,018
Less: Recoveries	(17,027)	(48,867)	(68,484)	(165,577)
Mandatory charge-offs (a)	(1,781)	(1,097)	6,599	15,603

Net charge-offs	$19,020	$67,149	$103,659	$282,044

Total managed:
Repossession charge-offs	$260,220	$260,418	$732,250	$824,516
Less: Recoveries	(129,506)	(116,799)	(345,706)	(344,849)
Mandatory charge-offs (a)	10,425	2,827	76,750	50,609

Net charge-offs	$141,139	$146,446	$463,294	$530,276

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.9%	4.1%	5.0%	4.5%

Gain on sale receivables	8.5%	8.6%	9.6%	9.5%

Total managed portfolio	5.2%	5.4%	5.6%	6.2%

Recoveries as a percentage of gross repossession charge- offs:
Finance receivables	50.6%	47.4%	48.9%	45.7%

Gain on sale receivables	45.0%	41.7%	41.4%	38.3%

Total managed portfolio	49.8%	44.9%	47.2%	41.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for the three and nine months ended March 31, 2006, as compared to the three and nine months ended March 31, 2005, resulted primarily from improved credit performance on loans originated since February 2003 combined with an overall improvement in recovery rates.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under warehouse credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. The Company’s primary uses of cash have been purchases of finance receivables, repayment of warehouse credit facilities and securitization notes payable, funding credit enhancement requirements for securitization and warehouse credit facility transactions, operating expenses, income taxes and stock repurchases.

The Company used cash of $5,093.8 million and $3,863.9 million for the purchase of finance receivables during the nine months ended March 31, 2006 and 2005, respectively. These purchases were funded initially utilizing cash and warehouse credit facilities and subsequently through long-term financing in securitization transactions.

Warehouse Credit Facilities

In the normal course of business, in addition to using its available cash, the Company pledges receivables and borrows under its warehouse credit facilities to fund its operations and repays these borrowings as appropriate under its cash management strategy.

As of March 31, 2006, warehouse credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper	November 2008 (a)(b)	$1,950.0	$89.7
Medium term note	October 2007 (a)(c)	650.0	650.0
Repurchase facility	August 2006 (a)	500.0	415.7
Near prime facility	July 2006 (a)	400.0	279.7

		$3,500.0	$1,435.1

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, the Company has the ability to substitute receivables for cash, or vice versa.

The Company’s warehouse credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (cumulative net loss, delinquency and repossession ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2006, the Company’s warehouse credit facilities were in compliance with all covenants.

Securitizations

The Company has completed 52 securitization transactions through March 31, 2006. The proceeds from the transactions were primarily used to repay borrowings outstanding under the Company’s warehouse credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2006
Gain on sale:
2002-A	February 2002	$1,600.0	$154.7
2002-1	April 2002	990.0	79.7
2002-B	June 2002	1,200.0	138.3
2002-C	August 2002	1,300.0	173.2
2002-D	September 2002	600.0	87.8

Total gain on sale transactions		5,690.0	633.7

Secured financing:
2002-E-M	October 2002	1,700.0	294.3
C2002-1 Canada (b)	November 2002	137.0	12.7
2003-A-M	April 2003	1,000.0	203.9
2003-B-X	May 2003	825.0	183.3
2003-C-F	September 2003	915.0	212.7
2003-D-M	October 2003	1,200.0	339.8
2004-A-F	February 2004	750.0	231.3
2004-B-M	April 2004	900.0	311.8
2004-1	June 2004	575.0	223.6
2004-C-A	August 2004	800.0	384.7
2004-D-F	November 2004	750.0	402.7
2005-A-X	February 2005	900.0	531.0
2005-1	April 2005	750.0	476.7
2005-B-M	June 2005	1,350.0	955.0
2005-C-F	August 2005	1,100.0	888.8
2005-D-A	November 2005	1,400.0	1,269.9
2006-1	March 2006	945.0	944.9

Total secured financing transactions		15,997.0	7,867.1

Total active securitizations		$21,687.0	$8,500.8

(a)	Transactions originally totaling $20,324.5 million have been paid off as of March 31, 2006.
(b)	Balance at March 31, 2006, reflects fluctuations in foreign currency translation rates and principal paydowns. Amounts do not include $25.6 million of asset-backed securities issued and retained by the Company.

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

The Company employs two types of securitization structures to meet its credit enhancement requirements. The structure the Company has utilized most frequently involves the purchase of a financial guaranty policy issued by an insurer to cover the timely payment of securitization notes payable and related interest and may include the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. However, the Company currently has no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely provide initial credit enhancement requirements in future securitization transactions from its existing capital resources. Since the beginning of calendar year 2003, with respect to the Company’s securitization transactions covered by a financial guaranty insurance policy, initial cash requirements and overcollateralization levels were 9.5% to 12.0%, and more recently at 9.5%. Target credit enhancement has ranged as high as 18.5% and more recently as low as 15.0%. Under this structure, the Company typically expects to begin to receive cash distributions approximately six to ten months after receivables are securitized.

The Company’s second type of securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of the Company’s credit enhancement required in a securitization transaction in a manner similar to the utilization of insurance or other alternative credit enhancements described in the preceding paragraph. The Company’s most recent securitization transaction, involving the sale of subordinated asset-backed securities completed in March 2006, required an initial cash deposit and overcollateralization level of 7.0% of the original receivable pool balance, and target credit enhancement levels must reach 16.5% of the receivable pool balance before excess cash is used to repay the Class

E bonds. Subsequent to the payoff of Class E bonds, excess cash is distributed to the Company. Under this structure, the Company typically expects to begin to receive cash distributions approximately 22 to 26 months after receivables are securitized. The securitization transaction involving the sale of subordinated asset-backed securities completed in fiscal 2005 had an initial cash deposit and overcollateralization level of 7.75% and contained target credit enhancement levels of 17.5%

Increases or decreases to the credit enhancement level on future securitization transactions will depend on the net interest margin, credit performance trends of the Company’s finance receivables, the Company’s financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2006	2005
Initial credit enhancement deposits:
Secured financing Trusts:
Restricted cash	$69.1	$53.2
Overcollateralization	257.7	208.1
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	346.1	345.3
Secured financing Trusts	443.6	400.2

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

Generally, the Company’s securitization transactions insured by financial guaranty insurance providers, including FSA, since October 2002, are cross-collateralized to a more limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of the Company’s securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements.

As of March 31, 2006, the Company had exceeded its targeted cumulative net loss triggers in the four remaining FSA Program securitizations. FSA has not waived the trigger violation with respect to three of these securitizations, and accordingly, cash of approximately $20.5 million generated by FSA Program securitizations otherwise distributable to the Company was used to fund increased credit enhancement levels for the securitizations that breached their cumulative net loss triggers. The higher targeted credit enhancement levels have been reached and maintained in each of these three FSA Program securitizations. In one FSA Program securitization in which the cumulative net loss trigger was previously breached, FSA has granted waivers through April 2006. However, the Company cannot guarantee that FSA will continue to grant a waiver; if a waiver had not been granted, the credit enhancement level for such securitization would have increased by $2.9 million as of April 30, 2006. The impact of any delay in the amount of cash to be released to the Company during fiscal 2006 is not expected to be material to the Company’s liquidity position.

The agreements that the Company enters into with its financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate the Company’s servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under the Company’s other securitizations and other material indebtedness. Although the Company has never exceeded these additional targeted portfolio performance ratios, and does not anticipate violating any event of default triggers for its securitizations, there can be no assurance that the Company’s servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) the Company breaches its obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of March 31, 2006, no such termination events have occurred with respect to any of the Trusts formed by the Company.

Stock Repurchases

On October 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors. The stock repurchase plan authorizes the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchase plans authorized by the Board of Directors since April 2004 is $1,000.0 million.

During the nine months ended March 31, 2006 and 2005, the Company repurchased 17,354,274 shares of its common stock at an average cost of $24.32 per share and 9,671,879 shares of its common stock at an average cost of $20.77 per share, respectively.

Subsequent to March 31, 2006, and through May 5, 2006, the Company repurchased an additional 199,000 shares of its common stock at an average cost of $29.90 per share. As of May 5, 2006, the Company has remaining authorization to repurchase $177.3 million of its common stock.

Operating Plan

The Company believes that it has sufficient liquidity to achieve its growth strategies. As of March 31, 2006, the Company had unrestricted cash balances of $700.8 million. Assuming that origination volume ranges from $7.2 billion to $7.8 billion during fiscal 2007 and the initial credit enhancement requirement for the Company’s securitization transactions remains at 9.5% (the level for the most recent securitization covered by a financial guaranty insurance policy, completed in November 2005), the Company would require $684.0 million to $741.0 million in cash or liquidity to fund initial credit enhancement over that period. The Company expects that cash distributions from its securitization transactions will exceed the funding requirement for initial credit enhancement deposits during fiscal 2007. The Company will continue to require the execution of additional securitization transactions during fiscal 2007. There can be no assurance that funding will be available to the Company through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If the Company is unable to execute securitization transactions on a regular basis, and is otherwise unable to issue any other debt or equity, it would not have sufficient funds to finance new loan originations and, in such event, the Company would be required to revise the scale of its business, including possible discontinuation of loan origination activities, which would have a material adverse effect on the Company’s ability to achieve its business and financial objectives.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to October 1, 2002, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. Under this structure, notes issued by the Company’s unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on the Company’s consolidated balance sheets. See “Liquidity and Capital Resources - Securitizations” for a detailed discussion of the Company’s securitization transactions.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year ending June 30, 2008. Management is currently evaluating the effect of the statement, if any, on the Company.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued Statement of SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the Company’s fiscal year ending June 30, 2008. Management does not expect the adoption of this statement to have a material impact our financial condition, results of operations or cash flows.

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

Internal Control Over Financial Reporting

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

There were no changes made in the Company’s internal control over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company made appropriate changes to the classification of cash flows received from retained interests classified as available for sale securities in its consolidated statements of cash flows during the three months ended March 31, 2006, as reported in the Form 10-Q for the three months ended December 31, 2005.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005, should be carefully considered as these risk factors could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company repurchased shares as follows (dollars in thousands, except per share amounts):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006 (a)	898,500	$25.73	898,500	$183,216

(a)	On October 25, 2005, the Company announced the approval of a stock repurchase plan by its Board of Directors which authorized the Company to repurchase up to $300.0 million of its common stock in the open market or in privately negotiated transactions, based on market conditions.

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

AmeriCredit Corp.
(Registrant)

Date: May 9, 2006	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer