Form 10-K
period 2006-06-30
AMERICREDIT CORP
filed 2006-09-11
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒

The aggregate market value of 69,886,158 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2005, was approximately $1,791,182,230. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 125,061,564 shares of Common Stock, $0.01 par value, outstanding as of September 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

AMERICREDIT CORP.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2006. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs on the automobile contracts we originate; and

•	significant litigation.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

INDUSTRY DATA

In this Form 10-K, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

AVAILABLE INFORMATION

We make available free of charge through our website, www.americredit.com, securitization portfolio performance measures and all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after filing or furnishing such material with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1.    BUSINESS

General

We are a leading independent auto finance company that has been operating in the automobile finance business since September 1992. We purchase auto finance contracts without recourse from franchised and select independent automobile dealerships and, to a lesser extent, make loans directly to customers buying new and used vehicles. As used herein, “loans” include auto finance contracts originated by dealers and purchased by us as well as direct extensions of credit made by us to consumer borrowers. We target consumers who are typically unable to obtain financing from traditional sources. Funding for our auto lending activities is obtained primarily through the transfer of loans in securitization transactions. We service our loan portfolio at regional centers using automated loan servicing and collection systems.

We maintain a significant share of the sub-prime auto finance industry. We source our business primarily through our relationships with franchised auto dealers, which are maintained through our branch network, marketing representatives (dealer relationship managers) and alliance relationships. Our strategy for growing our business is to expand our traditional market niche through the acquisition of Bay View Acceptance Corp. (“BVAC”), our re-entry into the Canadian market, increasing our independent dealer penetration and a renewed focus on lending directly to consumers.

We were incorporated in Texas on May 18, 1988, and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. Our predecessor began operations in March 1987, and the business has been operated continuously since that time. Our principal executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, 76102 and our telephone number is (817) 302-7000.

Marketing and Loan Originations

Target Market.    Our traditional automobile lending programs are designed to primarily serve customers who have limited access to traditional automobile financing. Our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because we serve customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we generally charge higher interest rates than those charged by traditional financing sources. Since we provide financing in a relatively high-risk market, we also expect to sustain a higher level of credit losses than traditional automobile financing sources.

Marketing.    Since we are primarily an indirect lender, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue manufacturer franchised dealerships with used car operations and select independent dealerships. We prefer to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by us during fiscal 2006, approximately 95% were originated by manufacturer franchised dealers and 5% by select independent dealers; further, approximately 75% were used vehicles and 25% were new vehicles. We purchased contracts from 17,111 dealers during fiscal 2006. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.

Prior to entering into a relationship with a dealer, we consider the dealer’s operating history and reputation in the marketplace. We then maintain a non-exclusive relationship with the dealer. This relationship is actively monitored with the objective of maximizing the volume of applications received from the dealer that meet our underwriting standards and profitability objectives. Due to the non-exclusive nature of our relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from us or from another source for a loan made by the dealership to a customer seeking to make a vehicle purchase. Our representatives regularly contact and visit dealers to solicit new business and to answer any questions dealers may have regarding our financing programs and capabilities and to explain our underwriting philosophy. To increase the effectiveness of these contacts, marketing personnel have access to our management information systems which detail current information regarding the number of applications submitted by a dealership, our response and the reasons why a particular application was rejected.

We generally purchase finance contracts without recourse to the dealer, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee when purchasing finance contracts. These acquisition fees are assessed on a contract-by-contract basis. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of assignment of the contract. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. We do not view recourse against the dealer on these representations and indemnities to be of material significance in our decision to purchase finance contracts from a dealer.

Branch Office Network and Dealer Relationship Managers. We reorganized our originations structure during fiscal 2006 to provide for a more specialized focus on marketing and underwriting loans. Historically, our branch personnel were responsible for all aspects of the loan originations process. We have segregated the responsibilities so that the marketing group now sells our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans.

We use a combination of a branch office network and dealer relationship managers to market our indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. We believe that the personal relationships our branch managers and other branch personnel and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.

We select markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, regulatory environment and availability of qualified personnel. Branch offices are typically situated in suburban office buildings that are accessible to local dealers.

A branch manager, an assistant manager and several dealer service representatives staff branch office locations. Larger branch offices may also have additional assistant managers and support personnel. Branch managers are compensated with base salaries and incentives based on corporate performance and overall branch performance, including factors such as branch loan credit quality, loan pricing adequacy and loan volume objectives. The branch managers report to regional vice presidents.

Regional vice presidents monitor branch office compliance with our underwriting guidelines. Our management information systems provide the regional vice presidents with access to credit application information enabling them to consult with the branch managers on credit decisions and review exceptions to our underwriting guidelines. The regional vice presidents also make periodic visits to the branch offices to conduct operational reviews.

Dealer relationship managers are either based in a branch office or work from a home office in areas with no branch office location. Dealer relationship managers solicit dealers for applications and maintain our relationships with the dealers in their geographic vicinity, but do not have responsibility for credit approvals. We believe a local presence enables us to be more responsive to dealer concerns and local market conditions. Finance contracts solicited by the dealer relationship managers are underwritten at a branch office or at our central loan purchasing office. The dealer relationship managers are compensated with base salaries and incentives based on loan volume objectives. The dealer relationship managers report to regional sales vice presidents.

The following table sets forth information with respect to the number of branch offices, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

	Years Ended June 30,
	2006	2005	2004
	(dollars in thousands)
Number of branch offices	79	89	89
Number of dealer relationship managers	249	106	33
Dollar volume of contracts purchased	$6,208,004	$5,031,325	$3,474,407
Number of producing dealerships(a)	17,111	14,875	12,326

(a)	A producing dealership refers to a dealership from which we purchased contracts in the respective period.

New Origination Channels.    We introduced several additional origination channels in fiscal 2006 in order to expand our market niche, including reentry into the Canadian market, the acquisition of BVAC and development of direct lending capabilities.

Canadian Market.    We previously operated a network of branch offices serving auto dealers in the Canadian market and exited that market in 2003. During fiscal 2006, we established a branch in Toronto and hired dealer relationship managers based in Canada to focus on rebuilding our Canadian business. We plan to operate our Canadian business in a manner similar to our operating model in the United States.

Bay View.    On May 1, 2006, we acquired the stock of BVAC, the auto finance subsidiary of Bay View Capital Corporation. BVAC operates from offices in Covina, California, and serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores. Marketing of BVAC products is performed by a separate staff of dealer relationship managers and underwriting is executed in the Covina office. We currently provide all other support services for the BVAC platform. During fiscal 2006, we originated loans totaling $78 million through the BVAC platform.

Direct Lending Capabilities.    We previously operated direct origination channels through strategic alliances and through our own website, exiting these activities in 2003. During fiscal 2006, we again began making direct-to-consumer loans through several newly created channels. We plan to further develop our direct lending capabilities in fiscal 2007 and beyond.

Credit Underwriting

We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to rank order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, we would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the loan. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase or changes in certain macroeconomic factors could negatively affect the credit quality of our receivables portfolio.

The credit scoring system considers data contained in the customer’s credit application and credit bureau report as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether the risk is acceptable and the price we should charge for that risk. Our credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, we endeavor to refine our proprietary scorecards based on new information including identified correlations between receivables performance and data obtained in the underwriting process.

We purchase individual contracts through our underwriting specialists in branch offices using a credit approval process tailored to local market conditions. Underwriting personnel have a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. Contracts may also be underwritten through our central loan processing office for specific dealers requiring centralized service, for transactions that are originated through the direct lending channels, in certain markets where a branch office is not present or, in some cases, outside of normal branch office working hours. Although the credit approval process is decentralized, our application processing system includes controls designed to ensure that credit decisions comply with our credit scoring strategies and underwriting policies and procedures.

Finance contract application packages completed by prospective obligors are received via facsimile or electronically, through web-based platforms, or Internet portals, that automate and accelerate the financing process. We received 96% of credit applications from dealers via Internet portals for fiscal 2006. Upon receipt or entry of application data into our application processing system, a credit bureau report is automatically accessed and a credit score is computed. A substantial percentage of the applications received by us fail to achieve an adequate credit score and are automatically declined. For applications that are not automatically declined, our underwriting personnel review the application package and determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. The credit decision is based primarily on the applicant’s credit score determined by our proprietary credit scoring system. We estimate that approximately 30-40% of applicants will be approved for credit by us. Dealers, or, in some cases, credit applicants, are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.

Our underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by designated individuals with appropriate credit authority. Additionally, our centralized credit risk management department monitors exceptions.

Completed contract packages are sent to us by dealers or other loan originations sources. Loan documentation is scanned to create electronic images and electronically forwarded to our centralized loan processing department. A loan processing representative verifies certain applicant employment, income and residency information when required by our credit policies. Loan terms, insurance coverages and other information may be verified or confirmed with the customer. The original documents are subsequently sent to the account services department and certain documents are stored in a fire resistant vault.

Once cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding of the contract, we acquire a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of our contracts are fully amortizing with substantially equal monthly installments.

Key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories are tracked. The credit risk management function also regularly reviews the performance of our credit scoring system and is responsible for the development and enhancement of our credit scorecards.

Regular credit indicator packages are prepared reviewing portfolio performance at various levels of detail including total company, branch office and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. We review portfolio returns on a consolidated basis, as well as at the branch office, dealer and contract levels.

Loan Servicing

Our servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when necessary.

We use monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify us of an address change. Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to the loan accounting system. Payments may also be received from third party payment providers, such as Western Union, directly by us from customers or via electronic transmission of funds. All payment processing and customer account maintenance is performed centrally at our operations center in Arlington, Texas.

Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default. The behavioral assessment models are also used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio.

Our collections activities are performed at regional centers located in Arlington, Texas; Chandler, Arizona; Charlotte, North Carolina and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of customers daily.

Once an account reaches a certain level of delinquency, the account moves to one of our advanced collection units. The objective of these collectors is to resolve the delinquent account. We may repossess a financed vehicle if an account is deemed uncollectible, the financed vehicle is deemed by collection personnel to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the financed vehicle.

At times, we offer payment deferrals to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the loan, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer’s past payment history and behavioral score and assesses the customer’s desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with our policies and guidelines. A collections officer must approve exceptions to our policies and guidelines for deferrals. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by our centralized credit risk management function.

Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to dispose of the repossessed vehicle. Independent repossession firms engaged by us handle repossessions. All repossessions, other than bankruptcy or previously charged off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. For fiscal 2006, the net recovery rate upon the sale of repossessed assets was approximately 48%. We pursue collection of deficiencies when we deem such action to be appropriate.

Our policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off are removed from finance receivables and the related repossessed automobiles are included in other assets on the consolidated balance sheet pending disposal.

The value of the collateral underlying our receivables portfolio is updated monthly with a loan-by-loan link to national wholesale auction values. This data, along with our own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities.

Financing

We finance our loan origination volume through the use of our credit facilities and execution of securitization transactions.

Credit Facilities.    Loans are typically funded initially using credit facilities that are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents.

Securitizations.    We pursue a financing strategy of securitizing our receivables to diversify our funding, provide liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. The asset-backed securities market allows us to finance our loan origination volume, with the support of financial guaranty insurance policies, at attractive AAA/Aaa investment grade interest rates over the life of the securitization transaction, thereby locking in the excess spread on our loan portfolio.

Proceeds from securitizations approximate our investment in the automobile finance receivables securitized. The proceeds are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2006, we had securitized approximately $44.8 billion of automobile receivables since 1994.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

We typically arrange for a financial guaranty insurance policy from several monoline insurers to achieve a AAA/Aaa credit rating on the asset-backed securities issued by the securitization Trusts. We have executed securitization transactions with four monoline insurers. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies.

The credit enhancement requirements represent retained interests in the securitization Trusts and include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In the event a shortfall exists in amounts payable on the asset-backed securities, first overcollateralization is reduced, and then funds may be withdrawn from the restricted cash account to cover the shortfall before amounts are drawn on the policy. With respect to insured securitization transactions, funds may also be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the reserve account would be increased. Cash would be retained in the restricted cash account and not released to us until the increased target levels have been reached and maintained. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels.

Since November 2000 and most recently in March 2006, we have completed six securitization transactions in the United States and two in Canada involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from potential losses. We provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows are distributed to us. The credit enhancement assets related to these Trusts do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

Trade Names

We have obtained federal trademark protection for the “AmeriCredit” name and the logo that incorporates the “AmeriCredit” name. Certain other names, logos and phrases used by us in our business operations have also been trademarked.

Regulation

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance companies such as us. These rules and regulations generally provide for licensing as a sales finance company or consumer lender, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate do not require special licensing or provide extensive regulation of our business.

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

The dealers who originate automobile finance contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

Competition

Competition in the field of automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than ours. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing or revolving credit products, which are not provided by us. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources at the dealers we serve, we compete predominantly on the basis of our high level of dealer service and strong dealer relationships and by offering flexible loan terms. There can be no assurance that we will be able to compete successfully in this market or against these competitors.

Employees

At June 30, 2006, we employed 4,025 persons in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning our executive officers as of June 30, 2006.

Name	Age	Position
Clifton H. Morris, Jr.	70	Chairman of the Board

Daniel E. Berce	52	President and Chief Executive Officer

Steven P. Bowman	39	Executive Vice President, Chief Credit and Risk Officer

Chris A. Choate	43	Executive Vice President, Chief Financial Officer and Treasurer

Mark Floyd	53	Executive Vice President, Chief Operating Officer—Servicing

Preston A. Miller	42	Executive Vice President, Chief Operating Officer—Originations

CLIFTON H. MORRIS, JR. has been Chairman of the Board since May 1988 and served as Chief Executive Officer from April 2003 to August 2005 and from May 1988 to July 2000. He also served as President from May 1988 until April 1991 and from April 1992 to November 1996. Mr. Morris joined us in 1988.

DANIEL E. BERCE has been President since April 2003 and added the title of Chief Executive Officer in August 2005. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. Mr. Berce joined us in 1990.

STEVEN P. BOWMAN has served as Executive Vice President, Chief Credit and Risk Officer since January 2005. Prior to that, he was Executive Vice President, Chief Credit Officer from March 2000 to January 2005. Mr. Bowman joined us in 1996.

CHRIS A. CHOATE has been Executive Vice President, Chief Financial Officer and Treasurer since January 2005. Before that, he was Executive Vice President, Chief Legal Officer and Secretary from November 1999 to January 2005. Mr. Choate joined us in 1991.

MARK FLOYD has served as Executive Vice President, Chief Operating Officer for Servicing since January 2005. Prior to that, he was Executive Vice President, Chief Operating Officer from April 2003 to January 2005. He served as President, Dealer Services from August 2001 until April 2003 and was Executive Vice President, Dealer Services from November 1999 to August 2001. Mr. Floyd joined us in 1997.

PRESTON A. MILLER has served as Executive Vice President, Chief Operating Officer for Originations since January 2005. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from April 2003 to January 2005. Mr. Miller was Executive Vice President, Treasurer from July 1998 until April 2003. Mr. Miller joined us in 1989.

ITEM 1A.    RISK FACTORS

Dependence on Credit Facilities.    We depend on various credit facilities with financial institutions to finance our purchase of contracts pending securitization.

At September 8, 2006, we had five separate credit facilities that have available borrowing capacity of $4,050.0 million, including:

(i)	a credit facility providing up to $1,950.0 million of receivables financing, of which $150.0 million matures in November 2006 and the remaining $1,800.0 million matures in November 2008;

(ii)	a medium term note facility providing $650.0 million of receivables financing which matures in October 2007;

(iii)	a repurchase facility providing up to $600.0 million through February 2007 and declining to $500.0 million through the August 2007 maturity, for the financing of finance receivables repurchased from securitization Trusts upon exercise of the cleanup call option;

(iv)	a near prime facility to fund higher credit quality receivables, providing up to $400.0 million of receivables financing which matures in July 2007; and

(v)	a BVAC credit facility to fund BVAC originated receivables providing up to $450.0 million of receivables financing which matures in September 2007.

We cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail contract purchasing activities, which would have a material adverse effect on our financial position and results of operations.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss, delinquency and repossession ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of June 30, 2006, our credit facilities were in compliance with all covenants.

Dependence on Securitization Program.    Since December 1994, we have relied upon our ability to transfer receivables to securitization Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional receivables. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market for automobile receivables in general could materially adversely affect our ability to purchase and securitize loans on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity and results of operations.

We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the receivables, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

Dependence on Financial Guaranty Insurance.    To date, all but six of our securitizations in the United States have utilized financial guaranty insurance policies provided by various monoline insurance providers in order to achieve AAA/Aaa ratings on the insured securities issued in the securitization transactions. These ratings reduce the costs of securitizations relative to alternative forms of financing available to us and enhance the marketability of these transactions to investors in asset-backed securities. However, the financial guaranty insurance providers are not required to insure future securitizations sponsored by us, and there can be no assurance that they will continue to do so or that future securitizations sponsored by us will be similarly rated. Our insurance providers’ willingness to insure our future securitizations is subject to many factors beyond our control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of our portfolio for which the insurer has provided insurance. Alternatively, in lieu of relying on a financial guaranty insurance policy, in six of our securitizations in the United States, we have sold or retained subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities.

A downgrading of any of our insurance providers’ credit ratings or the inability to structure alternative credit enhancements, such as senior subordinated transactions, for our securitization program could result in higher interest costs for future securitizations sponsored by us and larger initial and/or target credit enhancement requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations. These events could have a material adverse effect on the cost and availability of capital to finance contract purchases which in turn could have a material adverse effect on our financial position, liquidity and results of operations.

Liquidity and Capital Needs.    Our ability to make payments on or to refinance our indebtedness and to fund our operations and planned capital expenditures depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect to continue to require substantial amounts of cash. Our primary cash requirements include the funding of: (i) contract purchases pending their securitization; (ii) credit enhancement requirements in connection with the securitization of the receivables; (iii) interest and principal payments under our credit facilities and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables; (v) ongoing operating expenses; (vi) income tax payments; and (vii) capital expenditures. Additionally, we have been using cash to fund our stock repurchase program since April 2004; to the extent we were unable to generate sufficient cash to fund the aforementioned items, it is anticipated that stock repurchases would be curtailed or discontinued.

We require substantial amounts of cash to fund our contract purchase and securitization activities. Although we must fund certain credit enhancement requirements upon the closing of a securitization, we typically receive the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. Assuming that origination volume ranges from $7.2 billion to $7.8 billion in fiscal 2007 and the initial credit enhancement requirement for our securitization transactions remains at 9.5% (the level for the most recent securitization completed in July 2006), we would require $684.0 million to $741.0 million in cash or liquidity to fund initial credit enhancement in fiscal 2007. The initial credit enhancement requirement could increase in future securitizations, which would result in an increased requirement for cash on our part. We also incur transaction costs in connection with a securitization transaction. Accordingly, our strategy of securitizing substantially all of our newly purchased receivables will require significant amounts of cash.

Our primary sources of future liquidity are expected to be: (i) excess cash flows received from securitization Trusts; (ii) interest and principal payments on loans not yet securitized; (iii) servicing fees; (iv) borrowings under our credit facilities or proceeds from securitization transactions; and (v) further issuances of debt or equity securities.

Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will require the execution of additional securitization transactions and may choose to enter into debt or equity financings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

Leverage. We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of receivables transferred to securitization Trusts, and our ability to enter into additional securitization transactions as well as debt and equity financings, which, to a certain extent, is subject to economic, financial, competitive, regulatory and other factors beyond our control.

If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations.

The degree to which we are leveraged creates risks including: (i) we may be unable to satisfy our obligations under our outstanding indebtedness; (ii) we may find it more difficult to fund future credit enhancement requirements, operating costs, capital expenditures, stock repurchases, acquisitions, or general corporate purposes; (iii) we may have to dedicate a substantial portion of our cash resources to the payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and (iv) we may be vulnerable to adverse general economic and industry conditions.

Our credit facilities require us to comply with certain financial ratios and covenants. Additionally, our credit facilities have minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2006, we were in compliance with all financial and portfolio performance covenants on our credit facilities and securitization transactions.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs or require us to repay immediately all of the outstanding debt. If our debt payments were accelerated, our assets might not be sufficient to fully repay the debt. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt. These events may also result in a default under our convertible senior note indenture.

We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would suffer.

Default and Prepayment Risks.    Our results of operations, financial condition and liquidity depend, to a material extent, on the performance of loans in our portfolio. Obligors under contracts acquired or originated by us may default during the term of their loan. We bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery.

We maintain an allowance for loan losses on loans held on our balance sheet which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future securitizations and other financings, thus impairing our ability to finance our business.

We are required to deposit substantial amounts of the cash flows generated by our interests in securitizations sponsored by us to satisfy targeted credit enhancement requirements. An increase in defaults or prepayments would reduce the cash flows generated by our interests in securitization transactions lengthening the period required to build targeted credit enhancement levels in the securitization trusts. Distributions of cash from the securitizations to us would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity. The targeted credit enhancement levels in future securitizations could also be increased, further impacting our liquidity.

Portfolio Performance—Negative Impact on Cash Flows.    Generally, the form of agreements we enter into with our financial guaranty insurance providers in connection with securitization transactions contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust, if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund the increased credit enhancement levels instead of being distributed to us, which would have an adverse effect on our cash flows and liquidity.

Prior to October 2002, the financial guaranty insurance policies for all of our insured securitization transactions were provided by Financial Security Assurance, Inc. (“FSA”). The restricted cash account for each securitization Trust insured as part of the group of securitizations covered by a financial guaranty insurance policy provided by FSA (hereinafter referred to as the “FSA Program”) was cross-collateralized to the restricted cash accounts established in connection with our other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that had already met its credit enhancement requirement could be used to fund target credit enhancement requirements with respect to FSA Program securitizations in which specified portfolio performance ratios had been exceeded, rather than being distributed to us. We previously breached cumulative net loss performance triggers on certain of our FSA Program securitizations causing a postponement of substantially all of the cash otherwise distributable to us from the FSA Program securitizations as this cash was used to fund increased credit enhancement requirements on FSA Program securitizations. As a result of constrained liquidity, we adopted a revised operating plan in February 2003 which included a decrease in our targeted loan volume and a reduction of operating expenses. As of September 8, 2006, there are two remaining FSA Program securitizations outstanding, each of which has reached the higher level of credit enhancement required as a result of the breach of portfolio performance ratios.

Generally, our securitization transactions insured by financial guaranty insurance providers, including FSA, from October 2002 through August 2005 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of our securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements. Our securitization transactions insured by financial guaranty insurance policies after August 2005 did not contain any cross-collateralization provisions.

Right to Terminate Normal Servicing.    The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to in the preceding risk factor. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2006, no such servicing right termination events have occurred with respect to any of the Trusts formed by us. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity and results of operations.

Implementation of Business Strategy.    Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired loan origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective loan servicing and collection practices, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Target Consumer Base.    We specialize in purchasing and servicing predominantly sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions.    We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, such as the United States and Canadian economies have at times experienced, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates or other factors that impact consumer confidence or disposable income could decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we focus on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. While we seek to manage the higher risk inherent in loans made to sub-prime borrowers through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity and results of operations and our ability to enter into future securitizations.

Wholesale Auction Values.    We sell repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction value of certain types of vehicles. Our net recoveries as a percentage of repossession charge-offs was 48% in fiscal 2006, 43% in fiscal 2005 and 41% in fiscal 2004. There can be no assurance that our recovery rates will remain at current levels.

Interest Rates.    Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increase, such as they have since 2003, our gross interest rate spread on new originations generally declines since the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and employ pre-funding in securitization transactions and other hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance, however, that pre-funding or other hedging strategies will mitigate the impact of increases in interest rates.

Labor Market Conditions.    Competition to hire and retain personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our delinquency, default and net loss rates, our ability to grow and, ultimately, our financial condition, results of operations and liquidity.

Data Integrity.    If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or loan information, or if we give third parties or our employees improper access to our customers’ personal information or loan information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation or our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could subject us to liability, decrease our profitability, and damage our reputation.

Regulation.    Reference should be made to Item 1. “Business—Regulation” for a discussion of regulatory risk factors.

Competition.    Reference should be made to Item 1. “Business—Competition” for a discussion of competitive risk factors.

Litigation.    As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us, including the matters referenced in Item 3, Legal Proceedings, could have a material adverse affect on our financial condition, results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

Our executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a 12-year lease that commenced in July 1999. We also lease 76,000 square feet of office space in Charlotte, North Carolina, 85,000 square feet of office space in Peterborough, Ontario, 150,000 square feet of office space in Chandler, Arizona, and 85,000 square feet of office space in Jacksonville, Florida, all under ten-year agreements with renewal options, and lease 250,000 square feet of office space in Arlington, Texas, under a twelve-year agreement with renewal options that commenced in fiscal 2006. We also own a 250,000 square foot servicing facility in Arlington, Texas. Additionally, through our acquisition of BVAC, we lease 15,600 square feet of office space in Covina, California. As of April 1, 2004, we abandoned certain office space at the Fort Worth offices and the Chandler facility and all of the Jacksonville facility. As of June 30, 2006, we have sublet approximately 53% of the 235,000 square feet of space we have abandoned in connection with prior restructurings. We are seeking to sublease the remainder of the abandoned office space.

Our branch office facilities are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,500 and 2,500 square feet of space.

ITEM 3.    LEGAL PROCEEDINGS

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities.

In fiscal 2003, several complaints were filed by shareholders against us and certain of our officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder as well as violations of Sections 11 and 15 of the Securities Act of 1933 in connection with our secondary public offering of common stock on October 1, 2002. These complaints were consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., and were pending in the United States District Court for the Northern District of Texas, Fort Worth Division. The plaintiff in Pierce sought class action status. In Pierce, the plaintiff claimed, among other allegations, that deferments were improperly granted by us to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing us to misrepresent our financial performance throughout the alleged class period. The plaintiff also alleged that our registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

On August 16, 2006, the Court entered an Order dismissing the Pierce case as to all remaining claims and to all parties, with prejudice. The plaintiff has thirty days from August 16, 2006 within which to initiate an appeal of the dismissal.

We believe that the Court acted appropriately in dismissing the suit and that, if appealed, the dismissal will be upheld.

Two shareholder derivative actions were also brought against us. On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the Court entered an Order dismissing the Rosenthal case, with prejudice. The plaintiff has thirty days from August 21, 2006 within which to initiate an appeal of the Order dismissing the Rosenthal case.

We believe that the claims alleged in the Rosenthal lawsuit are without merit and that the Court acted appropriately in dismissing the suit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended June 30, 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol ACF. As of September 1, 2006, there were 125,061,564 shares of common stock outstanding and approximately 250 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for our common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2006
First Quarter	$27.59	$23.40	$23.87
Second Quarter	26.40	21.31	25.63
Third Quarter	31.54	25.43	30.73
Fourth Quarter	31.70	26.41	27.92

Fiscal year ended June 30, 2005
First Quarter	$21.88	$17.16	$20.88
Second Quarter	24.98	17.65	24.45
Third Quarter	25.49	22.45	23.44
Fourth Quarter	26.00	22.22	25.50

We have never paid cash dividends on our common stock. The indenture pursuant to which our convertible senior notes were issued contain certain restrictions on the payment of dividends. We presently intend to retain future earnings, if any, for use in the operation and expansion of the business and for Board approved stock repurchases and do not anticipate paying any cash dividends in the foreseeable future.

During the year ended June 30, 2006, we repurchased shares of our common stock as follows (dollars in thousands, except per share data):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2005(a)	1,190,100	$26.27	1,190,100	$273,993
August 2005(a)	3,182,372	$25.48	3,182,372	$192,921
September 2005(a)	3,704,659	$24.77	3,704,659	$101,148
October 2005(a)(b)	1,131,131	$23.16	1,131,131	$374,954
November 2005(b)	5,881,812	$22.81	5,881,812	$240,809
December 2005(b)	1,365,700	$25.24	1,365,700	$206,332
January 2006(b)	898,500	$25.73	898,500	$183,216
May 2006(b)	2,474,800	$29.07	2,474,800	$111,270
June 2006(b)	1,196,000	$28.49	1,196,000	$77,192

(a)	On January 25, 2005, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $500.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.
(b)	On October 25, 2005, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.

As of September 8, 2006, we have repurchased $1,000.0 million of our common stock since inception of our share repurchase program in April 2004, and we have no further authorizations for repurchases.

ITEM 6.    SELECTED FINANCIAL DATA

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Operating Data
Finance charge income	$1,641,125	$1,217,696	$927,592	$613,225	$339,430
Gain on sale of receivables(a)				132,084	448,544
Servicing income	75,209	177,585	256,237	211,330	335,855
Total revenue	1,811,338	1,450,846	1,215,836	981,281	1,136,716
Net income	306,183	285,909	226,983	21,209	314,570
Basic earnings per share	2.29	1.88	1.45	0.15	3.71
Diluted earnings per share	2.08	1.73	1.37	0.15	3.50
Weighted average shares and assumed incremental shares	148,824,916	167,242,658	166,387,259	137,807,775	89,800,621
Loan originations	6,208,004	5,031,325	3,474,407	6,310,584	8,929,352

June 30,	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Finance receivables, net	$11,097,008	$8,297,750	$6,363,869	$4,996,616	$2,198,391
Credit enhancement assets(b)	104,624	541,790	1,062,322	1,360,618	1,541,218
Total assets	13,067,865	10,947,038	8,824,579	8,108,029	4,217,017
Credit facilities	2,106,282	990,974	500,000	1,272,438	1,751,974
Securitization notes payable	8,518,849	7,166,028	5,598,732	3,281,370
Senior notes(c)		166,755	166,414	378,432	418,074
Convertible senior notes	200,000	200,000	200,000
Total liabilities	11,058,979	8,825,122	6,699,467	6,227,400	2,789,568
Shareholders’ equity	2,008,886	2,121,916	2,125,112	1,880,629	1,427,449
Finance receivables	11,775,665	8,838,968	6,782,280	5,326,314	2,261,718
Gain on sale receivables	421,037	2,163,941	5,140,522	9,562,464	12,500,743

Managed receivables	12,196,702	11,002,909	11,922,802	14,888,778	14,762,461

(a)	We changed the structure of our securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, no gain on sale of receivables was recognized after September 30, 2002.
(b)	Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts.
(c)	The 9.25% senior notes were retired in May 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles and, to a lesser extent, making auto loans directly to consumers. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us as well as direct extensions of credit made by us to consumer borrowers. To fund the acquisition of receivables prior to securitization and to fund the repurchase of receivables pursuant to cleanup call options, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

We, through wholly-owned subsidiaries, periodically transfer receivables to securitization trusts (“Trusts”) that issue one or more asset-backed securities. The asset-backed securities are, in turn, sold to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts as well as the estimated future excess cash flows expected to be received over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. Credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts.

We changed the structure of our securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and record a provision for loan losses to cover probable loan losses on the receivables. This change has significantly impacted our reported results of operations compared to historical results because there is no gain on sale of receivables subsequent to September 30, 2002.

Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At June 30, 2006, approximately 3% of our managed receivables were gain on sale receivables.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. The accounting estimates that we believe are the most critical to understanding and evaluating our reported financial results include the following:

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of June 30, 2006, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$67,866	$135,731

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Credit enhancement assets

Our credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent our best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of our finance receivables and the risk profiles of our credit enhancement assets. The use of different assumptions would result in different carrying values for our credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income and comprehensive income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would not have a material effect as of June 30, 2006.

Stock based employee compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. We adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, we adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the years ended June 30, 2006, 2005, and 2004, we have recorded total stock based compensation expense of $16.6 million ($10.5 million net of tax), $11.5 million ($7.2 million net of tax) and $3.1 million ($1.9 million net of tax), respectively. Included in total stock based compensation expense for the year ended June 30, 2006, is an additional $4.5 million, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options that vest subsequent to June 30, 2005, and were granted prior to our implementation of SFAS 123 on

July 1, 2003. The remaining estimated pretax amortization is less than $0.1 million on these outstanding options at June 30, 2006. The consolidated statements of income and comprehensive income for the years ended June 30, 2005 and 2004, have not been restated to reflect the amortization of these options.

The fair value of each option granted or modified was estimated using an option-pricing model based on the following weighted average assumptions:

Year Ended June 30,	2006	2005	2004
Expected dividends	0	0	0
Expected volatility	33.7%	52.6%	103.2%
Risk-free interest rate	4.7%	3.0%	1.7%
Expected life	2.6 years	2.6 years	1.8 years

We have not paid out dividends historically, thus the dividend yields are estimated at zero percent.

Effective July 1, 2005, we changed our assumption for determining expected volatility on all new options granted after that date to reflect an average of the implied and historical volatility rates. After giving consideration to recently available regulatory guidance, management believes that a combination of market-based measures is currently the best available indicator of expected volatility.

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of options are determined based on our historical option exercise experience and the term of the option.

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income and comprehensive income. The impact of a 10% or 20% increase in our assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the years ended June 30, 2006, 2005 and 2004.

Income Taxes

We are subject to income tax in the United States and Canada. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record probable liabilities for anticipated tax issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes, penalties, and interest may be due. Management believes that the estimates are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities which could materially impact the effective tax rate, earnings, deferred tax balances and cash.

As a part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated to be unrecoverable. In this process, certain criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years that can be used to absorb net operating losses, credit carrybacks, and estimated taxable income in future years. Based upon our earnings history and earnings projections, management believes it is more likely than not that the tax benefits of the asset will be fully realized. Accordingly, no valuation allowance has been provided on deferred taxes. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period in which such determinations are made.

RESULTS OF OPERATIONS

Year Ended June 30, 2006 as compared to Year Ended June 30, 2005

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2006	2005
Balance at beginning of period	$8,838,968	$6,782,280
Loans purchased	6,208,004	5,031,325
Loans repurchased from gain on sale Trusts	877,929	574,036
BVAC acquisition	680,122
Liquidations and other	(4,829,358)	(3,548,673)

Balance at end of period	$11,775,665	$8,838,968

Average finance receivables	$9,993,061	$7,653,875

The increase in loans purchased during fiscal 2006 as compared to fiscal 2005 was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers and higher origination levels through existing auto dealer relationships. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $17,354 for fiscal 2006, compared to $17,005 for fiscal 2005. The average annual percentage rate for finance receivables purchased during fiscal 2006 increased to 16.7% from 16.4% during fiscal 2005 due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Years Ended June 30,	2006	2005
Finance charge income	$1,641,125	$1,217,696
Other income(a)	95,364	55,565
Interest expense	(419,360)	(264,276)

Net margin	$1,317,129	$1,008,985

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2006	2005
Finance charge income	16.4%	15.9%
Other income(a)	1.0	0.7
Interest expense	(4.2)	(3.4)

Net margin as a percentage of average finance receivables	13.2%	13.2%

(a)	Excludes the gain recorded from sale of our equity investment in DealerTrack Holdings, Inc. (“DealerTrack”) during the year ended June 30, 2006, as well as the loss on the May 2006 redemption of our 9.25% Senior Notes due 2009.

Revenue

Finance charge income increased by 35% to $1,641.1 million for fiscal 2006 from $1,217.7 million for fiscal 2005, primarily due to the increase in average finance receivables. The effective yield on our finance receivables increased to 16.4% for fiscal 2006 from 15.9% for fiscal 2005. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to an increase in the average annual percentage rate on our finance receivables as well as the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to our adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Servicing income consists of the following (in thousands):

Years Ended June 30,	2006	2005
Servicing fees	$35,513	$100,641
Other-than-temporary impairment	(457)	(1,122)
Accretion	40,153	78,066

	$75,209	$177,585

Average gain on sale receivables	$1,223,469	$3,586,581

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in our securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.9% and 2.8% of average gain on sale receivables for fiscal 2006 and 2005, respectively.

Other-than-temporary impairment of $0.5 million and $1.1 million for fiscal 2006 and 2005, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $40.2 million, or 13.3% of average credit enhancement assets, and $78.1 million, or 9.3% of average credit enhancement assets, during fiscal 2006 and 2005, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust. Accretion as a percentage of average credit enhancement assets was higher during fiscal 2006 as compared to fiscal 2005 as a result of fewer securitization transactions incurring other-than-temporary impairments.

Other income consists of the following (in thousands):

	Years Ended June 30,
	2006	2005
Investment income	$55,016	$21,781
Gain on sale of equity investment	8,847
Loss on redemption of senior notes	(9,207)
Late fees and other income	40,348	33,784

	$95,004	$55,565

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

We hold an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an initial public offering, or IPO, of its common stock. As part of the IPO, we sold 758,526 shares with an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale, which is included in other income on the consolidated statements of income and comprehensive income for the year ended June 30, 2006.

On May 10, 2006, we redeemed our 9.25% senior notes at the redemption price of 104.625% of the principal amount of the notes plus accrued interest through the redemption date. The principal amount of the outstanding notes was $154.6 million. Upon the payment of the redemption price plus accrued interest, we recognized a $9.2 million debt extinguishment loss that is included in other income on the consolidated statements of income and comprehensive income for the year ended June 30, 2006.

Costs and Expenses

Operating expenses increased to $336.2 million for fiscal 2006 from $312.6 million for fiscal 2005, due to increased costs to support greater origination volume.

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2006 and 2005, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $567.5 million for fiscal 2006, from $418.7 million for fiscal 2005, as a result of increased origination volume. As a percentage of average finance receivables, the provision for loan losses was 5.7% and 5.5% for the years ended June 30, 2006 and 2005, respectively.

Interest expense increased to $419.4 million for fiscal 2006 from $264.3 million for fiscal 2005. Average debt outstanding was $9,201.7 million and $7,018.8 million for fiscal 2006 and 2005, respectively. The effective rate of interest paid on our debt increased to 4.6% for fiscal 2006 compared to 3.8% for fiscal 2005, due to an increase in market interest rates.

Our effective income tax rate was 36.9% and 36.8% for fiscal 2006 and 2005, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following (in thousands):

Years Ended June 30,	2006	2005
Unrealized losses on credit enhancement assets	$(6,165)	$(23,126)
Unrealized gains on cash flow hedges	8,892	5,055
Unrealized gain on equity investment	47,500
Canadian currency translation adjustment	9,028	7,800
Income tax (provision) benefit	(18,538)	7,013

	$40,717	$(3,258)

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2006	2005
Unrealized gains (losses) related to changes in credit loss assumptions	$2,183	$(11,322)
Unrealized gains related to changes in interest rates	161	507
Reclassification of unrealized gains into earnings through accretion	(8,509)	(12,311)

	$(6,165)	$(23,126)

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by us and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

We changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.5% to 14.3%, excluding the BVAC credit enhancement assets acquired, as of June 30, 2006, from a range of 12.4% to 14.8% as of June 30, 2005. We changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.4% to 14.8% as of June 30, 2005, from a range of 12.4% to 14.9% as of June 30, 2004. On a Trust by Trust basis, certain Trusts experienced better than expected credit performance for fiscal 2006 and 2005 and decreased cumulative credit loss assumptions. Certain other Trusts experienced worse than expected credit performance for fiscal 2006 and 2005 and increased cumulative credit loss assumptions. The net impact resulted in the recognition of unrealized gains of $2.2 million for fiscal 2006 and unrealized losses of $11.3 million for fiscal 2005 as well as other-than-temporary impairment of $0.5 million and $1.1 million for fiscal 2006 and 2005, respectively.

Unrealized gains related to changes in interest rates of $0.2 million and $0.5 million for fiscal 2006 and 2005, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $8.5 million and $12.3 million were reclassified into earnings through accretion during fiscal 2006 and 2005, respectively.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2006	2005
Unrealized gains related to changes in fair value	$19,855	$509
Reclassification of unrealized (gains) losses into earnings	(10,963)	4,546

	$8,892	$5,055

Unrealized gains related to changes in fair value for fiscal 2006 and 2005, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings. Unrealized gains or losses on cash flow hedges of our credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on our credit enhancement assets are reclassified. However, if we expect that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered.

Equity Investment

We own 2,644,242 shares of DealerTrack that had a market value of $22.11 per share at June 30, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At June 30, 2006, the investment is included in other assets on the consolidated balance sheets and valued at $58.5 million. Included in accumulated other comprehensive income on the consolidated balance sheets is $47.5 million in unrealized gains related to our investment in DealerTrack at June 30, 2006. Included in other comprehensive income on the consolidated statements of income and comprehensive income is $47.5 million in unrealized gains related to our investment in DealerTrack for fiscal 2006. Future changes in the market value of our investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

On August 28, 2006, DealerTrack filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 9.0 million shares of its common stock. DealerTrack is offering 2.8 million shares and selling shareholders of DealerTrack are offering 6.2 million shares. We are included as a selling shareholder in DealerTrack’s registration statement, but the number of shares we may sell and the price we may receive for such shares has yet to be determined.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $9.0 million and $7.8 million for fiscal 2006 and 2005, respectively, were included in other comprehensive income (loss). The translation adjustment gains are due to the increase in the value of our Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

Year Ended June 30, 2005 as compared to Year Ended June 30, 2004

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2005	2004
Balance at beginning of period	$6,782,280	$5,326,314
Loans purchased	5,031,325	3,474,407
Loans repurchased from gain on sale Trusts	574,036	400,369
Liquidations and other	(3,548,673)	(2,418,810)

Balance at end of period	$8,838,968	$6,782,280

Average finance receivables	$7,653,875	$6,012,085

The increase in loans purchased during fiscal 2005 as compared to fiscal 2004 was due to the addition of personnel for our loan origination activities resulting in relationships with more auto dealers and higher origination levels through existing auto dealer relationships. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $17,005 for fiscal 2005, compared to $16,647 for fiscal 2004. The average annual percentage rate for finance receivables purchased during fiscal 2005 increased to 16.4% from 16.0% during fiscal 2004 due to an increase in new loan pricing as a result of an increase in short term market interest rates.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

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

Revenue

Finance charge income increased by 31% to $1,217.7 million for fiscal 2005 from $927.6 million for fiscal 2004, primarily due to the increase in average finance receivables. The effective yield on our finance receivables increased to 15.9% for fiscal 2005 from 15.4% for fiscal 2004. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status. The increase in the effective yield is primarily due to the accretion of acquisition fees on loans acquired subsequent to June 30, 2004, due to our adoption of Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (“SOP 03-3”).

Servicing income consists of the following (in thousands):

Years Ended June 30,	2005	2004
Servicing fees	$100,641	$189,366
Other-than-temporary impairment	(1,122)	(33,364)
Accretion	78,066	100,235

	$177,585	$256,237

Average gain on sale receivables	$3,586,581	$7,169,743

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in our securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.8% and 2.6% of average gain on sale receivables for fiscal 2005 and 2004, respectively.

Other-than-temporary impairment of $1.1 million and $33.4 million for fiscal 2005 and 2004, respectively, resulted from higher than forecasted default rates in certain gain on sale Trusts. Other-than-temporary impairment decreased for fiscal 2005 compared to fiscal 2004 as a result of seasoning of the gain on sale receivables which generally provides for greater predictability of default rates.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $78.1 million, or 9.3% of average credit enhancement assets, and $100.2 million, or 8.2% of average credit enhancement assets, during fiscal 2005 and 2004, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust. Accretion as a percentage of average credit enhancement assets was higher during fiscal 2005 as compared to fiscal 2004 as a result of fewer securitization transactions incurring other-than-temporary impairments.

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

We recognized $2.8 million and $15.9 million in restructuring charges for fiscal 2005 and 2004, respectively. The restructuring charges for fiscal 2005 consisted primarily of a revision of assumed lease costs for office space and collections centers in connection with our restructuring activities in fiscal 2003 and continued into fiscal 2004. The restructuring charges for fiscal 2004 consisted primarily of facility costs related to the closing of our Jacksonville collections center, the elimination of excess space at our Chandler collections center and corporate headquarters, as well as adjustments to the restructuring charges related to the implementation of a revised operating plan in February 2003.

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2005 and 2004 reflects inherent losses on receivables originated during those years and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $418.7 million for fiscal 2005 from $257.1 million for fiscal 2004 primarily as a result of increased origination volume in fiscal 2005. As a percentage of average finance receivables, the provision for loan losses was 5.5% and 4.3% for fiscal 2005 and 2004, respectively. The provision for loan losses as a percentage of average finance receivables was higher for fiscal 2005, as compared to fiscal 2004, due to our adoption of SOP 03-3, for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by us are no longer considered credit related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans, instead of being used to cover losses inherent in the portfolio. This change resulted in a higher provision for loan losses in fiscal 2005 in order to maintain an appropriate level of allowance for loan losses.

Interest expense increased to $264.3 million for fiscal 2005 from $252.0 million for fiscal 2004. Average debt outstanding was $7,018.8 million and $5,891.2 million for fiscal 2005 and 2004, respectively. The effective rate of interest paid on our debt for fiscal 2005 was 3.8%. The effective rate of interest paid on our debt for fiscal 2004 was 3.8%, excluding the recognition of $29.0 million of deferred debt issuance costs related to the whole loan purchase facility that was repaid in September 2003.

Our effective income tax rate was 36.8% for fiscal 2005 and 37.8% for fiscal 2004. The decrease in our effective income tax rate resulted from a change in the mix of business due to organizational restructuring and other changes that reduced federal and state tax exposures.

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

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive income (loss) until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by us and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

We changed the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.4% to 14.8% as of June 30, 2005, from a range of 12.4% to 14.9% as of June 30, 2004. We increased the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets to a range of 12.4% to 14.9% as of June 30, 2004, from a range of 11.3% to 14.7% as of June 30, 2003. On a Trust by Trust basis, certain Trusts experienced better than expected credit performance for fiscal 2005 and 2004 and decreased cumulative credit loss assumptions. Certain other Trusts experienced worse than expected credit performance for fiscal 2005 and 2004 and increased cumulative credit loss assumptions. The net impact resulted in the recognition of unrealized losses of $11.3 million for fiscal 2005 and unrealized gains of $27.6 million for fiscal 2004 as well as other-than-temporary impairment of $1.1 million and $33.4 million for fiscal 2005 and 2004, respectively.

Unrealized gains related to changes in interest rates of $0.5 million and $2.5 million for fiscal 2005 and 2004, respectively, resulted primarily from an increase in estimated future cash flows to be generated from investment income earned on the restricted cash and Trust collection accounts due to an increase in forward interest rate expectations.

Net unrealized gains of $12.3 million and $9.7 million were reclassified into earnings through accretion during fiscal 2005 and 2004, respectively.

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2005	2004
Unrealized gains related to changes in fair value	$509	$14,176
Reclassification of unrealized losses into earnings	4,546	14,333

	$5,055	$28,509

Unrealized gains related to changes in fair value for fiscal 2005 and 2004, were primarily due to changes in the fair value of interest rate swap agreements, including the interest rate swap agreements executed in January

2005 related to our medium term note facility, that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our credit enhancement assets are reclassified into earnings when unrealized gains or losses related to interest rate fluctuations on our credit enhancement assets are reclassified. However, if we expect that the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the credit enhancement assets, the loss is reclassified to earnings for the amount that is not expected to be recovered. Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $7.8 million and $1.3 million for fiscal 2005 and 2004, respectively, were included in other comprehensive (loss) income. The translation adjustment gains are due to the increase in the value of our Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

Finance receivables on our consolidated balance sheets include receivables purchased but not yet securitized and receivables securitized after September 30, 2002. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the consolidated balance sheet at a level considered adequate to cover probable credit losses inherent in finance receivables.

Prior to October 1, 2002, we periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on the consolidated balance sheet at estimated fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Receivables sold to Trusts that are subsequently charged off decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed the estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings to the extent the write-down exceeds any previously recorded unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

June 30, 2006	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$11,775,665	$421,037	$12,196,702

Nonaccretable acquisition fees	(203,128)
Allowance for loan losses	(475,529)

Receivables, net	$11,097,008

Number of outstanding contracts	917,484	54,844	972,328

Average carrying amount of outstanding contract (in dollars)	$12,835	$7,677	$12,544

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.8%

June 30, 2005	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$8,838,968	$2,163,941	$11,002,909

Nonaccretable acquisition fees	(199,810)
Allowance for loan losses	(341,408)

Receivables, net	$8,297,750

Number of outstanding contracts	692,946	247,634	940,580

Average carrying amount of outstanding contract (in dollars)	$12,756	$8,738	$11,698

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.1%

The allowance for loan losses and nonaccretable acquisition fees increased to $678.7 million, or 5.8% of finance receivables, at June 30, 2006, from $541.2 million, or 6.1% of finance receivables, at June 30, 2005. The allowance for loan losses and nonaccretable acquisition fees increased as a result of higher finance receivables. The decrease in the allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables was a result of the acquisition of BVAC. Excluding the BVAC portfolio, the allowance for loan losses was 6.1% of finance receivables at June 30, 2006.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

June 30, 2006	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$587,775	5.0%	$38,772	9.2%	$626,547	5.1%
Greater-than-60 days	235,804	2.0	16,134	3.8	251,938	2.1

	823,579	7.0	54,906	13.0	878,485	7.2
In repossession	39,514	0.3	2,052	0.5	41,566	0.3

	$863,093	7.3%	$56,958	13.5%	$920,051	7.5%

June 30, 2005	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$385,577	4.3%	$190,085	8.8%	$575,662	5.2%
Greater-than-60 days	155,795	1.8	85,497	3.9	241,292	2.2

	541,372	6.1	275,582	12.7	816,954	7.4
In repossession	26,534	0.3	12,047	0.6	38,581	0.4

	$567,906	6.4%	$287,629	13.3%	$855,535	7.8%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies in our managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as a result of tightened credit standards as well as the relative lower overall seasoning of such finance receivables. Delinquencies in finance receivables were higher at June 30, 2006, as compared to June 30, 2005, as a result of seasoning of the finance receivables.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines, as well as certain contractual restrictions in our credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. Our policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% of accounts currently comprising the managed portfolio will receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

Years Ended June 30,	2006	2005	2004
Finance receivables (as a percentage of average finance receivables)	6.1%	5.0%	4.4%

Gain on sale receivables (as a percentage of average gain on sale receivables)	8.6%	9.4%	8.2%

Total managed portfolio (as a percentage of average managed receivables)	6.4%	6.4%	6.4%

The increase in finance receivables receiving a payment deferral as a percentage of finance receivables for fiscal 2006, as compared to fiscal 2005 and 2004, is a result of seasoning of the portfolio. In addition, a higher level of deferments were granted in fiscal 2006 relating to the impact of Hurricane Katrina. The percentage of contracts receiving a payment deferral is greater for our gain on sale receivables as compared to our finance receivables as a result of seasoning of the gain on sale receivables as well as overall improved credit performance on loans originated since February 2003.

The following is a summary of total deferrals as a percentage of managed receivables outstanding:

June 30, 2006	Finance Receivables	Gain on Sale	Total Managed
Never deferred	78.7%	38.7%	77.3%
Deferred:
1-2 times	17.4	35.9	18.1
3-4 times	3.8	25.3	4.5
Greater than 4 times	0.1	0.1	0.1

Total deferred	21.3	61.3	22.7

Total	100.0%	100.0%	100.0%

June 30, 2005	Finance Receivables	Gain on Sale	Total Managed
Never deferred	82.5%	38.1%	73.8%
Deferred:
1-2 times	15.0	42.6	20.4
3-4 times	2.3	19.1	5.6
Greater than 4 times	0.2	0.2	0.2

Total deferred	17.5	61.9	26.2

Total	100.0%	100.0%	100.0%

We evaluate the results of our deferment strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferment levels do not have a direct impact on the ultimate amount of finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios and loss confirmation periods used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

Charge-offs

The following table presents charge-off data with respect to our managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2006	2005	2004
Finance receivables:
Repossession charge-offs	$766,638	$519,062	$393,231
Less: Recoveries	(377,707)	(244,263)	(185,681)
Mandatory charge-offs(a)	78,455	45,238	47,584

Net charge-offs	$467,386	$320,037	$255,134

Gain on Sale:
Repossession charge-offs	$184,113	$514,617	$968,130
Less: Recoveries	(76,993)	(201,680)	(377,490)
Mandatory charge-offs(a)	4,123	13,177	101,288

Net charge-offs	$111,243	$326,114	$691,928

Total managed:
Repossession charge-offs	$950,751	$1,033,679	$1,361,361
Less: Recoveries	(454,700)	(445,943)	(563,171)
Mandatory charge-offs(a)	82,578	58,415	148,872

Net charge-offs	$578,629	$646,151	$947,062

Net charge-offs as a percentage of average receivables:
Finance receivables	4.7%	4.2%	4.2%

Gain on sale receivables	9.1%	9.1%	9.7%

Total managed portfolio	5.2%	5.7%	7.2%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	49.3%	47.1%	47.2%

Gain on sale receivables	41.8%	39.2%	39.0%

Total managed portfolio	47.8%	43.1%	41.4%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as a percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs for fiscal 2006, as compared to fiscal 2005 and 2004, resulted primarily from improved credit performance on loans originated since February 2003 combined with an overall improvement in recovery rates. Fiscal 2004 charge-offs also include the effect of a change in our repossession charge-off policy. Prior to December 31, 2003, receivables were charged off when we repossessed and disposed of the automobile or the account was otherwise deemed uncollectible. In implementing the new repossession charge-off policy, we incurred additional charge-offs of $49.6 million in fiscal 2004 related to the acceleration of charge-off timing for certain accounts already repossessed.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, income taxes and stock repurchases.

We used cash of $7,147.5 million, $5,447.4 million and $3,859.7 million for the purchase of finance receivables during fiscal 2006, 2005 and 2004, respectively. These purchases were funded initially utilizing cash and credit facilities. Subsequently, these finance receivables are financed long-term through securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of June 30, 2006, credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper facility	November 2008(a)(b)	$1,950.0	$358.8
Medium term note facility	October 2007(a)(c)	650.0	650.0
Repurchase facility	August 2006(a)	500.0	482.6
Near prime facility	July 2006(a)	400.0	293.4
Bay View credit facility	August 2006(a)	450.0	133.2
Bay View receivables funding facility	November 2014(d)		188.3

		$3,950.0	$2,106.3

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(d)	No additional borrowings are allowed under this facility which has an early redemption option in December 2006.

In July 2005, we amended our near prime facility to increase the facility limit to $400.0 million. Subsequent to June 30, 2006, we renewed this facility, extending the maturity to July 2007.

In August 2005, we amended our repurchase facility to increase the facility limit to $500.0 million. Subsequent to June 30, 2006, we amended this facility, increasing the facility limit to $600.0 million through February 2007. After February 2007, the facility limit will be reduced to $500.0 million with a final maturity of August 2007.

In November 2005, we renewed our commercial paper facility, extending the $150.0 million one-year maturity to November 2006 and the $1,800.0 million three year maturity to November 2008.

In May 2006, we assumed the BVAC credit facility in connection with our acquisition of BVAC. The facility is available to fund BVAC originated receivables with a facility limit of $450.0 million. Subsequent to June 30, 2006, we renewed this facility, extending the maturity to September 2007.

In May 2006, we assumed the BVAC receivables funding facility in connection with our acquisition of BVAC.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss, delinquency and repossession ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of June 30, 2006, our credit facilities were in compliance with all covenants.

Convertible Senior Notes

In November 2003, we issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of our common stock at $18.68 per share. Additionally, we may exercise our option to repurchase the notes, or holders of the convertible senior notes may require us to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par.

In conjunction with the issuance of the convertible senior notes, we purchased a call option that entitles us to purchase shares of our stock in an amount equal to the number of shares convertible at $18.68 per share. This call option allows us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised. We also issued warrants to purchase 10,705,205 shares of our common stock. Each warrant entitles the holder, at its option, and subject to certain provisions within the warrant agreement, to purchase shares of common stock from us at $28.20 per share, at any time prior to its expiration on October 15, 2008.

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending June 30,	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$17,266	$18,119	$16,941	$16,504	$15,162	$28,057	$112,049
Other notes payable	3,545	613	138				4,296
Commercial paper facility	25,098		333,702				358,800
Medium term note facility		650,000					650,000
Repurchase facility	482,628						482,628
Near prime facility	293,394						293,394
Bay View credit facility	133,180						133,180
Bay View receivables funding facility	188,280						188,280
Securitization notes payable	3,598,987	2,422,800	1,626,391	690,799	185,871		8,524,848
Convertible senior notes						200,000	200,000
Total expected interest payments	373,016	198,062	91,751	28,427	6,340	43,312	740,908

Total	$5,115,394	$3,289,594	$2,068,923	$735,730	$207,373	$271,369	$11,688,383

Securitizations

We have completed 53 securitization transactions through June 30, 2006(a). The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions(b) is as follows (in millions):

Transaction	Date	Original Amount	Balance at June 30, 2006
Gain on sale:
2002-B	June 2002	$1,200.0	$111.4
2002-C	August 2002	1,300.0	141.3
2002-D	September 2002	600.0	72.3
BV2003-LJ-1	August 2003	193.3	48.4

Total gain on sale transactions		3,293.3	373.4

Secured financing:
2002-E-M	October 2002	1,700.0	241.7
C2002-1 Canada(c)	November 2002	137.0	13.3
2003-A-M	April 2003	1,000.0	171.2
2003-B-X	May 2003	825.0	154.9
2003-C-F	September 2003	915.0	175.5
2003-D-M	October 2003	1,200.0	290.7
2004-A-F	February 2004	750.0	198.9
2004-B-M	April 2004	900.0	269.7
2004-1(d)	June 2004	575.0	193.1
2004-C-A	August 2004	800.0	336.4
2004-D-F	November 2004	750.0	352.8
2005-A-X	February 2005	900.0	465.2
2005-1	April 2005	750.0	402.1
2005-B-M	June 2005	1,350.0	849.4
2005-C-F	August 2005	1,100.0	791.2
2005-D-A	November 2005	1,400.0	1,121.7
2006-1	March 2006	945.0	855.4
2006-R-M	May 2006	1,200.0	1,199.8
BV2005-LJ-1	February 2005	232.1	134.5
BV2005-LJ-2	July 2005	185.6	125.1
BV2005-3	December 2005	220.1	176.2

Total secured financing transactions		17,834.8	8,518.8

Total active securitizations		$21,128.1	$8,892.2

(a)	Excludes securitization Trusts originated by BVAC prior to its acquisition by us.
(b)	Transactions originally totaling $22,914.5 million have been paid off as of June 30, 2006.
(c)	Balance at June 30, 2006, reflects fluctuations in foreign currency translation rates and principal paydowns. Original amount does not include $26.8 million of asset-backed securities issued and retained by us.
(d)	Original amount does not include $40.8 million of asset-backed securities issued and retained by us. As of June 30, 2006, these amounts have been repaid.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables under generally accepted accounting principles in the United States of America. We changed the structure of securitization transactions completed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables are transferred to a securitization Trust, which is one of our special purpose finance subsidiaries. The related securitization notes payable issued by these Trusts remain on our consolidated balance sheets. While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to our creditors or our other subsidiaries. This change in securitization structure does not change our requirement to provide credit enhancement in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. We typically make an initial deposit to a restricted cash account and transfer finance receivables in excess of the amount of asset-backed securities issued to create initial overcollateralization. We subsequently use excess cash flows generated by the Trusts to either increase the restricted cash account or repay the outstanding asset-backed securities on an accelerated basis, thereby creating additional credit enhancement through overcollateralization in the Trusts. When the credit enhancement levels reach specified percentages of the Trust’s pool of receivables, excess cash flows are distributed to us.

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer and may include the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. The insurance policy covers timely payment of interest and ultimate payment of principal to the investors in a securitization transaction. However, we currently have no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely provide initial credit enhancement requirements in future securitization transactions from our existing capital resources. Since the beginning of calendar year 2003, with respect to our securitization transactions covered by a financial guaranty insurance policy, initial cash requirements and overcollateralization levels have ranged from 9.5% to 12.0%, with our most recent transaction completed in July 2006 at 9.5%. Target credit enhancement has ranged as high as 18.5% and in our most recent transaction was 14.5%. Under this structure, we typically expect to begin to receive cash distributions approximately six to ten months after receivables are securitized.

Our second type of securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of our credit enhancement required in a securitization transaction in a manner similar to the utilization of insurance or other alternative credit enhancements described in the preceding paragraph. Our most recent securitization transaction, involving the sale of subordinated asset-backed securities completed in March 2006, required an initial cash deposit and overcollateralization level of 7.0% of the original receivable pool balance, and target credit enhancement levels must reach 16.5% of the receivable pool balance before excess cash is used to repay the Class E bonds. Subsequent to the payoff of Class E bonds, excess cash is distributed to us. Under this structure, we typically expect to begin to receive cash distributions approximately 22 to 26 months after receivables are securitized.

Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2006	2005	2004
Initial credit enhancement deposits:
Restricted cash	$95.0	$98.3	$96.4
Overcollateralization	355.0	363.3	479.9
Distributions from Trusts, net of swap payments:
Gain on sale Trusts	454.5	547.0	338.3
Secured financing Trusts	653.8	550.7	248.2

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Prior to October 2002, the financial guaranty insurance policies for all of our insured securitization transactions were provided by FSA. The restricted cash account for each securitization Trust insured as part of the FSA Program was cross-collateralized to the restricted cash accounts established in connection with our other securitization Trusts in the FSA Program, such that excess cash flows from an FSA Program securitization that had already met its credit enhancement requirement could be used to fund target credit enhancement requirements with respect to FSA Program securitizations in which specified portfolio performance ratios had been exceeded, rather than being distributed to us.

Generally, our securitization transactions insured by financial guaranty insurance providers, including FSA, from October 2002 through August 2005 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of our securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements. Our securitization transactions insured by financial guaranty insurance policies after August 2005 do not contain any cross-collateralization provisions.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss triggers) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2006, no such termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

On October 25, 2005, we announced the approval of a stock repurchase plan by our Board of Directors. The stock repurchase plan authorizes us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchase plans authorized by the Board of Directors since April 2004 is $1,000.0 million.

During fiscal 2006, 2005 and 2004, we repurchased 21,025,074 shares of our common stock at an average cost of $25.12 per share, 16,507,529 shares of our common stock at an average cost of $21.96 per share and 1,832,100 shares of our common stock at an average cost of $17.56 per share, respectively.

Subsequent to June 30, 2006, we repurchased an additional 3,352,930 shares of our common stock at an average cost of $23.02 per share. Since April 2004, we have repurchased 42,717,633 shares of our common stock at an average cost of $23.41 per share, totaling $1,000.0 million of cumulative share repurchases. As of September 8, 2006, we have no further authorizations for repurchases.

Operating Plan

We believe that we have sufficient liquidity to achieve our growth strategies. As of June 30, 2006, we had unrestricted cash balances of $513.2 million. Assuming that origination volume ranges from $7.2 billion to $7.8 billion during fiscal 2007 and the initial credit enhancement requirement for our securitization transactions remains at 9.5% (the level for the most recent securitization covered by a financial guaranty insurance policy, completed in July 2006) we would require $684.0 million to $741.0 million in cash or liquidity to fund initial credit enhancement over that period. We expect that cash distributions from our securitization transactions will exceed the funding requirement for initial credit enhancement deposits during fiscal 2007. We will continue to require the execution of additional securitization transactions during fiscal 2007. There can be no assurance that funding will be available to us through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on our consolidated balance sheets. See Liquidity and Capital Resources—Securitizations for a detailed discussion of our securitization transactions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in market interest rates impact our credit facilities and securitization transactions. Our gross interest rate spread, which is the difference between interest earned on our finance receivables and interest paid, is affected by changes in interest rates as a result of our dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund our purchases of finance receivables.

Credit Facilities

Finance receivables purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.

In January 2005, we entered into interest rate swap agreements to hedge the variability in interest payments on our medium term notes facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other assets on the consolidated balance sheets.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments, the regular sale or pledging of auto receivables to securitization Trusts and pre-funding of securitization transactions.

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements sold by us are reflected in interest expense on our consolidated statements of income and comprehensive income.

Pre-funding securitizations is the practice of issuing more asset-backed securities than needed to cover finance receivables initially sold or pledged to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional receivables are delivered to the Trust in amounts up to the pre-funded balance held in the escrow account. The use of pre-funded securitizations allows us to lock in borrowing costs with respect to the finance receivables subsequently delivered to the Trust. However, we incur an expense in pre-funded securitizations during the period between the initial delivery of finance receivables and the subsequent delivery of finance receivables equal to the difference between the interest earned on the proceeds held in the escrow account and the interest rate paid on the asset-backed securities outstanding.

Additionally, in May 2006, we issued a “revolving” securitization transaction that allows us to replace receivables as they amortize down rather than paying down the outstanding debt balance for a period of one year subject to compliance with certain covenants. The use of this type of transaction allows us to lock in borrowing costs for the revolving period and allows us to finance approximately 50% more receivables than in our typical amortizing securitization structure.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2006 (dollars in thousands):

Years Ending June 30,	2007	2008	2009	2010	2011	Thereafter	Fair Value
Assets:
Finance receivables	$5,106,925	$3,199,705	$1,893,032	$1,036,797	$434,318	$104,888	$10,959,707
Weighted average annual percentage rate	15.91%	15.82%	15.78%	15.79%	15.70%	15.30%
Interest-only receivables from Trusts	$2,464	$1,181					$3,645
Interest rate swaps
Notional amounts	$952,841	$70,191	$270,809				$18,706
Average pay rate	3.90%	4.19%	4.21%
Average receive rate	5.74%	5.49%	5.54%
Interest rate caps purchased
Notional amounts	$632,538	$338,779	$260,450	$264,455	$255,762	$209,915	$15,418
Average strike rate	5.71%	5.94%	5.95%	5.90%	5.78%	5.70%

Liabilities:
Credit facilities
Principal amounts	$1,122,580	$650,000	$333,702				$2,106,282
Weighted average effective interest rate	5.69%	5.52%	5.38%
Securitization notes payable
Principal amounts	$3,598,987	$2,422,800	$1,626,391	$690,799	$185,871		$8,387,558
Weighted average effective interest rate	4.59%	4.89%	5.17%	5.37%	5.53%
Convertible senior notes
Principal amounts						$200,000	$308,738
Weighted average effective interest rate						1.75%
Interest rate caps sold
Notional amounts	$567,253	$283,638	$216,872	$242,325	$251,381	$209,915	$14,750
Average strike rate	5.71%	5.97%	5.97%	5.91%	5.78%	5.70%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2005 (dollars in thousands):

Years Ending June 30,	2006	2007	2008	2009	2010	Thereafter	Fair Value
Assets:
Finance receivables	$3,764,245	$2,541,040	$1,452,754	$735,561	$282,948	$62,240	$8,383,761
Weighted average annual percentage rate	16.37%	16.20%	16.05%	15.98%	15.96%	15.95%
Interest-only receivables from Trusts	$29,905						$29,905
Interest rate swaps
Notional amounts	$478,301	$937,841	$9,848	$171,636	$124,516		$7,259
Average pay rate	3.71%	3.92%	4.20%	4.20%	4.20%
Average receive rate	4.11%	4.21%	4.10%	4.21%	4.27%
Interest rate caps purchased
Notional amounts	$269,162	$83,873	$57,637	$65,945	$75,634	$72,895	$1,280
Average strike rate	6.10%	6.25%	6.23%	6.20%	6.14%	5.96%

Liabilities:
Credit facilities
Principal amounts	$340,974		$650,000				$990,974
Weighted average effective interest rate	4.21%		4.36%
Securitization notes payable
Principal amounts	$3,062,691	$2,394,183	$1,001,806	$707,798			$7,100,095
Weighted average effective interest rate	3.54%	3.73%	4.02%	4.29%
Senior notes
Principal amounts				$167,750			$179,283
Weighted average effective interest rate				9.25%
Convertible senior notes
Principal amounts						$200,000	$286,592
Weighted average effective interest rate						1.75%
Interest rate caps sold
Notional amounts	$237,851	$83,873	$57,637	$65,945	$75,634	$72,895	$1,090
Average strike rate	6.19%	6.25%	6.23%	6.20%	6.14%	5.96%

Finance receivables and interest-only receivables from Trusts are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Credit facilities, securitization notes payable, senior notes and convertible senior notes principal amounts have been classified based on expected payoff.

The notional amounts of interest rate swap and cap agreements, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of our exposure to loss through our use of these agreements.

Management monitors our hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that our strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on our profitability. All transactions are entered into for purposes other than trading.

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”).

SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued Statement of SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of FIN 48; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2006	2005
Assets
Cash and cash equivalents	$513,240	$663,501
Finance receivables, net	11,097,008	8,297,750
Interest-only receivables from Trusts	3,645	29,905
Investments in Trust receivables	41,018	239,446
Restricted cash—gain on sale Trusts	59,961	272,439
Restricted cash—securitization notes payable	860,935	633,900
Restricted cash—credit facilities	140,042	455,426
Property and equipment, net	57,225	92,000
Deferred income taxes	78,789	53,759
Other assets	216,002	208,912

Total assets	$13,067,865	$10,947,038

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$2,106,282	$990,974
Securitization notes payable	8,518,849	7,166,028
Senior notes		166,755
Convertible senior notes	200,000	200,000
Funding payable	54,623	158,210
Accrued taxes and expenses	155,799	133,736
Other liabilities	23,426	9,419

Total liabilities	11,058,979	8,825,122

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued Common stock, $.01 par value per share, 230,000,000 shares authorized; 169,459,291 and 166,808,056 shares issued	1,695	1,668
Additional paid-in capital	1,217,445	1,150,612
Accumulated other comprehensive income	74,282	33,565
Retained earnings	1,639,817	1,333,634

	2,933,239	2,519,479
Treasury stock, at cost (42,126,843 and 21,180,057 shares)	(924,353)	(397,563)

Total shareholders’ equity	2,008,886	2,121,916

Total liabilities and shareholders’ equity	$13,067,865	$10,947,038

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

Years Ended June 30,	2006	2005	2004
Revenue
Finance charge income	$1,641,125	$1,217,696	$927,592
Servicing income	75,209	177,585	256,237
Other income	95,004	55,565	32,007

	1,811,338	1,450,846	1,215,836

Costs and expenses
Operating expenses	336,153	312,637	325,753
Provision for loan losses	567,545	418,711	257,070
Interest expense	419,360	264,276	251,963
Restructuring charges	3,045	2,823	15,934

	1,326,103	998,447	850,720

Income before income taxes	485,235	452,399	365,116
Income tax provision	179,052	166,490	138,133

Net income	306,183	285,909	226,983

Other comprehensive income (loss)
Unrealized (losses) gains on credit enhancement assets	(6,165)	(23,126)	20,359
Unrealized gains on cash flow hedges	8,892	5,055	28,509
Unrealized gain on equity investment	47,500
Foreign currency translation adjustment	9,028	7,800	1,347
Income tax (provision) benefit	(18,538)	7,013	(18,560)

Other comprehensive income (loss)	40,717	(3,258)	31,655

Comprehensive income	$346,900	$282,651	$258,638

Earnings per share
Basic	$2.29	$1.88	$1.45

Diluted	$2.08	$1.73	$1.37

Weighted average shares outstanding	133,837,116	152,184,740	156,885,546

Weighted average shares and assumed incremental shares	148,824,916	167,242,658	166,387,259

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 30, 2003	160,272,366	$1,603	$1,064,641	$5,168	$820,742	3,821,495	$(11,525)
Common stock issued on exercise of options	2,505,232	25	29,991
Income tax benefit from exercise of options			8,383
Common stock issued for employee benefit plans			2,842			(550,907)	2,720
Issuance of warrants			34,441
Purchase of call option on common stock			(61,490)
Option expense			2,271
Repurchase of common stock						1,895,000	(33,338)
Other comprehensive income, net of income taxes of $18,560				31,655
Net income					226,983

Balance at June 30, 2004	162,777,598	1,628	1,081,079	36,823	1,047,725	5,165,588	(42,143)
Common stock issued on exercise of options	3,336,912	33	40,158
Common stock issued on exercise of warrants	24,431
Income tax benefit from exercise of options			18,211
Common stock issued for employee benefit plans	669,115	7	(93)			(493,060)	7,150
Option expense			11,257
Repurchase of common stock						16,507,529	(362,570)
Other comprehensive loss, net of income tax benefit of $7,013				(3,258)
Net income					285,909

Balance at June 30, 2005	166,808,056	1,668	1,150,612	33,565	1,333,634	21,180,057	(397,563)
Common stock issued on exercise of options	2,367,995	24	27,420
Income tax benefit from exercise of options			16,922
Common stock issued for employee benefit plans	283,240	3	5,905			(78,288)	1,280
Option expense			16,586
Repurchase of common stock						21,025,074	(528,070)
Other comprehensive income, net of income taxes of $18,538				40,717
Net income					306,183

Balance at June 30, 2006	169,459,291	$1,695	$1,217,445	$74,282	$1,639,817	42,126,843	$(924,353)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended June 30,	2006	2005	2004
Cash flows from operating activities
Net income	$306,183	$285,909	$226,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,304	38,267	76,373
Accretion and amortization of loan fees	(20,062)	16,962	30,717
Provision for loan losses	567,545	418,711	257,070
Deferred income taxes	(37,405)	(31,220)	(109,871)
Accretion of present value discount	(40,153)	(78,066)	(100,235)
Impairment of credit enhancement assets	457	1,122	33,364
Non-cash restructuring charges	3,058	2,760	12,040
Stock based compensation expense	16,586	11,468	3,055
Other	(9,509)	(2,546)	(3,309)
Changes in assets and liabilities:
Other assets	117,650	(25,578)	85,061
Accrued taxes and expenses	21,677	(23,827)	(6,565)

Net cash provided by operating activities	961,331	613,962	504,683

Cash flows from investing activities
Purchases of receivables	(7,147,471)	(5,447,444)	(3,859,728)
Principal collections and recoveries on receivables	4,373,044	3,202,788	2,207,014
Distributions from gain on sale Trusts, net of swap payments	454,531	547,011	338,296
Purchases of property and equipment	(5,573)	(7,676)	(4,703)
Sale of property	34,807
Proceeds from sale of equity investment	11,992
Acquisition of Bay View, net of cash acquired	(61,764)
Change in restricted cash—securitization notes payable	(195,456)	(147,476)	(252,469)
Change in restricted cash—credit facilities	325,724	(245,551)	554,957
Change in other assets	(6,473)	29,442	55,043

Net cash used by investing activities	(2,216,639)	(2,068,906)	(961,590)

Cash flows from financing activities
Net change in credit facilities	887,430	490,974	(772,438)
Repayment of whole loan purchase facility			(905,000)
Issuance of securitization notes payable	4,645,000	4,550,000	4,340,000
Payments on securitization notes payable	(3,760,931)	(2,990,238)	(2,023,449)
Retirement of senior notes	(167,750)		(207,250)
Issuance of convertible senior notes			200,000
Debt issuance costs	(14,520)	(21,577)	(28,306)
Sale of warrants			34,441
Purchase of call option on common stock			(61,490)
Repurchase of common stock	(528,070)	(362,570)	(32,169)
Net proceeds from issuance of common stock	32,467	42,201	30,046
Other net changes	7,697	(13,276)	(13,192)

Net cash provided by financing activities	1,101,323	1,695,514	561,193

Net (decrease) increase in cash and cash equivalents	(153,985)	240,570	104,286
Effect of Canadian exchange rate changes on cash and cash equivalents	3,724	1,481	243
Cash and cash equivalents at beginning of year	663,501	421,450	316,921

Cash and cash equivalents at end of year	$513,240	$663,501	$421,450

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

History and Operations

We were formed on August 1, 1986, and, since September 1992, have been in the business of purchasing and servicing automobile sales finance contracts.

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, assumptions for cumulative credit losses, timing of cash flows and discount rates on credit enhancement assets and the determination of the allowance for loan losses on finance receivables held on our consolidated balance sheets.

Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Finance Receivables

Finance receivables are carried at amortized cost.

Allowance for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in our finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding probable credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above.

Charge-off Policy

Our policy is to charge-off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. During the year ended June 30, 2004, we changed our repossession charge-off policy to charge off accounts in repossession when the automobile is repossessed and legally available for disposition. Previously, we charged off accounts in repossession at the time the repossessed automobile was disposed of at auction. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $27.4 million and $18.5 million at June 30, 2006 and 2005, respectively, are included in other assets on the consolidated balance sheets pending sale.

Credit Enhancement Assets

We periodically transfer receivables to Trusts, and the Trusts, in turn, issue asset-backed securities to investors in securitization transactions.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. We retained an interest in the receivables in the form of a residual or interest-only receivables from Trusts and also retained other subordinated interests in the receivables transferred to the Trusts. The interests retained are classified as either interest-only receivables from Trusts, investments in Trust receivables or restricted cash—gain on sale Trusts in our consolidated balance sheets depending upon the form of interest retained. These interests are collectively referred to as credit enhancement assets.

Since finance receivables held by the Trusts can be contractually prepaid or otherwise settled in such a way that we would not recover all of our recorded investment in the retained interests, credit enhancement assets are classified as available for sale and are measured at fair value. At each reporting date, the fair value of credit enhancement assets is estimated by calculating the present value of the expected cash distributions to us using discount rates commensurate with the risks involved. Interest-only receivables from Trusts represent the present value of estimated future excess cash flows resulting from the difference between the finance charge income received from the obligors on the receivables and the interest paid to the investors in the asset-backed securities, net of credit losses, servicing fees and other expenses. Investments in Trust receivables represent the present value of the excess of finance receivables held in the Trusts over outstanding debt balance of the Trusts. Restricted cash—gain on sale Trusts represents the present value of cash held in restricted accounts used to provide credit enhancement for specific Trusts.

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

Subsequent to September 30, 2002, we structured our securitization transactions to no longer meet the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Credit enhancements for securitizations accounted for as secured financings are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash—gain on sale Trusts on our consolidated balance sheets. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash—securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset upon transfer of finance receivables but instead will be recognized in the income statement when earned in future periods.

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

Derivative Financial Instruments

We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Interest Rate Swap Agreements

We utilize interest rate swap agreements to convert floating rate exposures on securities issued by securitization Trusts accounted for as secured financings and our medium term note facility to fixed rates, thereby hedging the variability in interest expense paid. These interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging our exposure to interest rate risk from both an accounting and economic perspective.

We also use interest rate swap agreements to convert floating rate exposures on securities issued by gain on sale securitization Trusts to fixed rates, thereby hedging the variability in future excess cash flows to be received by us over the life of the securitization attributable to interest rate risk. Historically, these interest rate swap agreements were designated and qualified as cash flow hedges. We dedesignated these swaps as cash flow hedges and discontinued hedge accounting during the year ended June 30, 2004.

For interest rate swap agreements designated as hedges, we formally document all relationships between the interest rate swap agreement and the underlying asset, liability or cash flows being hedged, as well as our risk management objective and strategy for undertaking the hedge transactions. At hedge inception and at least quarterly, we also formally assess whether the interest rate swap agreements that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair value of the hedged items and whether those interest rate swap agreements may be expected to remain highly effective in future periods. In addition, we also assess the continued probability that the hedged cash flows will be realized.

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2006, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness of our cash flow hedges to be recorded in earnings.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges are deferred and included in shareholders’ equity as a component of accumulated other comprehensive income as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. However, if we expect the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged item, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on our consolidated statements of income and comprehensive income. We discontinue hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

Interest Rate Cap Agreements

Our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us is included in other liabilities on the consolidated balance sheets. Because the interest rate cap agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by us are recorded in interest expense on our consolidated statements of income and comprehensive income.

We do not hold any interest rate cap or swap agreements for trading purposes.

Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, our credit exposure is limited to the uncollected interest and the market value related to the contracts that have become favorable to us. We manage the credit risk of such contracts by using highly rated counterparties, establishing risk limits and monitoring the credit ratings of the counterparties.

We maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. When we are engaged in more than one outstanding derivative transaction with the same counterparty and also have a legally enforceable master netting agreement with that counterparty, the net mark-to-market exposure represents the netting of the positive and negative exposures with that counterparty. When there is a net negative exposure, we regard our credit exposure to the counterparty as being zero. The net mark-to-market position with a particular counterparty represents a reasonable measure of credit risk when there is a legally enforceable master netting agreement (i.e. a legal right of a setoff of receivable and payable derivative contracts) between us and the counterparty.

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

Servicing Income

Servicing income consists of servicing fees earned from servicing domestic finance receivables sold to gain on sale Trusts, other-than-temporary impairment on our credit enhancement assets and accretion of present value discounts and unrealized gains related to credit enhancement assets. Servicing fees are recognized when earned. Other-than-temporary impairment is recognized when the fair value of the credit enhancement assets is less than the reference amount. The present value discounts, representing the risk-adjusted time value of money of estimated cash flows expected to be received from the credit enhancement assets, are accreted into earnings using the interest method over the expected life of the securitization. Additionally, the unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust.

Diluted Earnings Per Share

In September 2004, the Emerging Issues Task Force reached a final consensus on EITF 04-8 to change the effect of contingently convertible debt within the dilutive earnings per share calculation. This change, which became effective for the three months ended December 31, 2004, resulted in our convertible senior notes being treated as convertible securities and included in dilutive earnings per share calculations using the if-converted method. EITF 04-8 required retroactive application beginning with the three months ended December 31, 2003, which was the first quarter our convertible senior notes were outstanding. Under EITF 04-8, diluted earnings per share decreased from $1.42 to $1.37 per share for the year ended June 30, 2004.

Accretion of Acquisition Fees

We adopted the Accounting Standards Executive Committee’s Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), for loans acquired subsequent to June 30, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by us are no longer considered credit-related because there is no deterioration in credit quality between the time the loan is originated and when it is acquired. Accordingly, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Unamortized acquisition fees on loans charged off reduce the amount charged off to the allowance for loan losses and unamortized acquisition fees on loans paid off are recognized as an adjustment to yield in the period they are paid off.

Stock Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. We adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, we adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the years ended June 30, 2006, 2005, and 2004, we have recorded total stock based compensation expense of $16.6 million ($10.5 million net of tax), $11.5 million ($7.2 million net of tax) and $3.1 million ($1.9 million net of tax), respectively. Included in total stock based compensation expense for the year ended June 30, 2006, is an additional $4.5 million, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options that vest subsequent to June 30, 2005, and were granted prior to our implementation of SFAS 123 on July 1, 2003. The remaining estimated pretax amortization on these outstanding options is less than $0.1 million at June 30, 2006. The consolidated statements of income and comprehensive income for the years ended June 30, 2005 and 2004, have not been restated to reflect the amortization of these options.

The tax benefit of the stock option expense of $13.5 million for the year ended June 30, 2006, which was calculated using the short-cut method, has been included in other net changes as a cash inflow from financing activities on the consolidated statement of cash flows.

On July 1, 2003, we adopted the fair value recognition provision of SFAS 123, prospectively for all awards granted, modified or settled after June 30, 2003. The prospective method is one of the adoption methods provided for under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period. This compensation cost is determined using option pricing models that are intended to estimate the fair value of awards at the grant date.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under our plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Years Ended June 30,	2005	2004
Net income, as reported	$285,909	$226,983
Add: Stock based compensation expense included in reported net income, net of related tax effects	7,248	1,899
Deduct: Stock based compensation expense determined under fair value-based method, net of related tax effects	(22,949)	(20,719)

Pro forma net income	$270,208	$208,163

Earnings per share:
Basic—as reported	$1.88	$1.45

Basic—pro forma	$1.78	$1.33

Diluted—as reported	$1.73	$1.37

Diluted—pro forma	$1.63	$1.25

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2006	2005	2004
Expected dividends	0	0	0
Expected volatility	33.7%	52.6%	103.2%
Risk-free interest rate	4.7%	3.0%	1.7%
Expected life	2.6 years	2.6 years	1.8 years

We have not paid out dividends historically, thus the dividend yields are estimated at zero percent.

Effective July 1, 2005, we changed our assumption for determining expected volatility on all new options granted after that date to reflect an average of the implied and historical volatility rates. After giving consideration to recently available regulatory guidance, management believes that a combination of market-based measures is currently the best available indicator of expected volatility.

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of options are determined based on our historical option exercise experience and the term of the option.

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income and comprehensive income.

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of this statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued Statement of SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of this statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of FIN 48; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2.    Acquisition

On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”), the auto finance subsidiary of Bay View Capital Corporation. The total consideration we paid in the all-cash transaction was approximately $64.6 million. The fair value of the net assets acquired was $50.2 million which resulted in goodwill of $14.4 million. BVAC serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores.

3.    Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2006	2005
Finance receivables unsecuritized, net of fees	$2,415,000	$845,061
Finance receivables securitized, net of fees	9,360,665	7,993,907
Less nonaccretable acquisition fees	(203,128)	(199,810)
Less allowance for loan losses	(475,529)	(341,408)

	$11,097,008	$8,297,750

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,227.3 million and $607.7 million pledged under our credit facilities as of June 30, 2006 and 2005, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $574.8 million and $378.3 million of delinquent finance receivables as of June 30, 2006 and 2005, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we record a discount on finance receivables repurchased upon the exercise of a cleanup call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts available to cover losses inherent in certain repurchased finance receivables.

A summary of nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2006	2005	2004
Balance at beginning of year	$199,810	$176,203	$102,719
Repurchase of receivables	29,423	24,133	86,777
Net charge-offs	(26,105)	(526)	(13,293)

Balance at end of year	$203,128	$199,810	$176,203

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2006	2005	2004
Balance at beginning of period	$341,408	$242,208	$226,979
Acquisition of Bay View	7,857
Provision for loan losses	567,545	418,711	257,070
Net charge-offs	(441,281)	(319,511)	(241,841)

Balance at end of period	$475,529	$341,408	$242,208

4.    Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2006	2005	2004
Receivables securitized	$5,000,007	$4,913,319	$4,819,940
Net proceeds from securitization	4,645,000	4,550,000	4,340,000
Servicing fees:
Sold	35,513	100,641	189,366
Secured financing(a)	218,986	173,509	122,968
Distributions from Trusts, net of swap payments:
Sold	454,531	547,011	338,296
Secured financing	653,803	550,699	248,215

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income and comprehensive income.

We retain servicing responsibilities for receivables transferred to the Trusts. We earn a monthly base servicing fee on the outstanding principal balance of our domestic securitized receivables and supplemental fees (such as late charges) for servicing the receivables. We believe that servicing fees received on our domestic securitization pools represent adequate compensation based on the amount currently demanded by the marketplace. Additionally, these fees are the same as would fairly compensate a substitute servicer should one be required and, thus, we record neither a servicing asset nor a servicing liability. We recorded a servicing liability related to the servicing of our Canadian securitization Trust because we do not receive a servicing fee for our servicing obligation. A servicing liability of $0.3 million and $1.3 million as of June 30, 2006 and 2005, respectively, is included in accrued taxes and expenses on our consolidated balance sheets related to our Canadian securitization Trust.

As of June 30, 2006 and 2005, we were servicing $9,795.1 million and $10,157.8 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

5.    Credit Enhancement Assets

Credit enhancement assets represent the present value of our retained interests in securitizations accounted for as sales. Our interest in credit enhancement assets are subordinate to the interests of the investors in and insurers of the Trusts, and the value of such assets is subject to the credit risks related to the receivables transferred to the Trusts. Credit enhancement assets would be utilized to cover monthly principal and interest payments to the investors and administrative fees in the event that cash generated from the securitization Trusts was not sufficient to cover these payments.

Credit enhancement assets consist of the following (in thousands):

June 30,	2006	2005
Interest-only receivables from Trusts	$3,645	$29,905
Investments in Trust receivables	41,018	239,446
Restricted cash—gain on sale Trusts	59,961	272,439

	$104,624	$541,790

A summary of activity in the credit enhancement assets is as follows (in thousands):

June 30,	2006	2005	2004
Balance at beginning of year	$541,790	$1,062,322	$1,360,618
Distributions from Trusts	(454,531)	(551,359)	(368,001)
Receivables repurchased under clean-up call options	(33,384)	(22,231)	(14,528)
Accretion of present value discount	29,012	64,083	84,287
Other-than-temporary impairment	(457)	(1,122)	(33,364)
Change in unrealized gain	2,165	(10,642)	33,284
Canadian currency translation adjustment	238	739	26
Acquisition of Bay View	19,791

Balance at end of year	$104,624	$541,790	$1,062,322

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are released to us as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also released to us as distributions from Trusts.

With respect to our securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than the limits referred to in the preceding paragraphs. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust.

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

June 30,	2006	2005
Cumulative credit losses(a)	12.5% – 14.3%	12.4% – 14.8%
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash—gain on sale Trusts	9.8%	9.8%

(a)	Excludes cumulative credit loss assumption of 2.3% related to the BVAC gain on sale Trust.

We have not presented the expected weighted average life and prepayment assumptions used in measuring the fair value of credit enhancement assets due to the stability of these two attributes over time. The majority of our prepayment experience relates to defaults that are considered in the cumulative credit loss assumption. Our voluntary prepayment experience on our gain on sale receivables portfolio typically has not fluctuated significantly with changes in market interest rates or other economic or market factors. The weighted average life of the pools of loans are driven more by the default assumption than the voluntary prepayment rate assumption and therefore the weighted average life is not meaningful.

Expected cumulative static pool credit losses on receivables that have been sold to the Trusts are shown below:

	Securitizations Completed in Years Ended June 30,
	2004		2003	2002	2001
Estimated cumulative credit losses as of:(a)
June 30, 2006	2.3	%(b)	13.1%
June 30, 2005			14.1%	13.8%
June 30, 2004			14.1%	13.5%	14.6%

(a)	Cumulative credit losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown for each year is a weighted average for all securitizations during the period.
(b)	BVAC gain on sale Trust.

6.    Equity Investment

We hold an equity investment in DealerTrack Holdings, Inc., (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the IPO, we owned 3,402,768 shares of DealerTrack with an average cost of $4.15 per share. As part of the IPO, we sold 758,526 shares for net proceeds of $15.81 per share, resulting in an $8.8 million gain on the sale, which is included in other income on the consolidated statements of income and comprehensive income for the year ended June 30, 2006. We own 2,644,242 shares of DealerTrack with a market value of $22.11 per share at June 30, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in accumulated comprehensive income. At June 30, 2006, the investment is included in other assets on the consolidated balance sheets and is valued at $58.5 million. Included in accumulated other comprehensive income on the consolidated balance sheet is $47.5 million in unrealized gains related to our investment in DealerTrack at June 30, 2006. Included in other comprehensive income on the consolidated statements of income and comprehensive income is $47.5 million in unrealized gains representing the change in the market value of our investment in DealerTrack for the year ended June 30, 2006. Future changes in the market value of our investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

On August 28, 2006, DealerTrack filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 9.0 million shares of its common stock. DealerTrack is offering 2.8 million shares and selling shareholders of DealerTrack are offering 6.2 million shares. We are included as a selling shareholder in DealerTrack’s registration statement, but the number of shares we may sell and the price we may receive for such shares has yet to be determined.

7.    Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

June 30,	2006	2005
Commercial paper facility	$358,800
Medium term note facility	650,000	$650,000
Repurchase facility	482,628	215,613
Near prime facility	293,394	125,361
Bay View credit facility	133,180
Bay View receivables funding facility	188,280

	$2,106,282	$990,974

Further detail regarding terms and availability of the credit facilities as of June 30, 2006, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged(h)
Commercial paper facility:
November 2008(a)(b)	$1,950,000	$358,800	$409,708	$4,111
Medium term note:
October 2007(a)(c)	650,000	650,000	697,237	19,970
Repurchase facility:
August 2006(a)(d)	500,000	482,628	498,105	21,743
Near prime facility:
July 2006(a)(e)	400,000	293,394	301,723	3,049
Bay View credit facility:
August 2006(a)(f)	450,000	133,180	136,491	2,110
Bay View receivables funding facility:
November 2014(g)		188,280	184,048

	$3,950,000	$2,106,282	$2,227,312	$50,983

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(d)	Subsequent to June 30, 2006, we amended the agreement to increase the facility limit to $600.0 million through February 2007. After February 2007, the facility limit will be reduced to $500.0 million with a final maturity of August 2007.
(e)	Subsequent to June 30, 2006, we amended the agreement to extend the maturity date to July 2007.
(f)	Subsequent to June 30, 2006, we amended the agreement to extend the maturity date to September 2007.
(g)	No additional borrowings are allowed under this facility which has an early redemption option in December 2006.
(h)	These amounts do not include cash collected on finance receivables pledged of $89.1 million which is also included in restricted cash—credit facilities on the consolidated balance sheets.

Our credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss, delinquency and repossession ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of June 30, 2006, our credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the credit facilities. Unamortized costs of $5.8 million and $9.6 million as of June 30, 2006 and June 30, 2005, respectively, are included in other assets on the consolidated balance sheets.

8.    Whole Loan Purchase Facility

In March 2003, we entered into a whole loan purchase facility with an original term of approximately four years under which we transferred $1.0 billion of finance receivables to one of our special purpose finance subsidiaries and received an advance of $875.0 million from the purchaser. Additionally, we issued a $30.0 million note to the purchaser representing debt issuance costs in the form of a residual interest in the finance receivables transferred. In September 2003, we terminated the whole loan purchase facility and recognized the remaining unamortized debt issuance costs of $26.9 million associated with the facility as a component of interest expense on the consolidated statements of income and comprehensive income.

9.    Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $21.4 million and $23.3 million as of June 30, 2006 and 2005, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date(d)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2006	Note Balance at June 30, 2006	Note Balance at June 30, 2005
2002-E-M	June 2009	$1,700,000	3.2%	$259,118	$241,664	$495,032
C2002-1 Canada(a)	December 2009	137,000	5.5%	26,233	13,254	28,085
2003-A-M	November 2009	1,000,000	2.6%	190,800	171,170	330,674
2003-B-X	January 2010	825,000	2.3%	172,076	154,907	289,706
2003-C-F	May 2010	915,000	2.8%	199,132	175,529	356,558
2003-D-M	August 2010	1,200,000	2.3%	332,418	290,657	520,885
2004-A-F	February 2011	750,000	2.3%	227,208	198,938	357,261
2004-B-M	March 2011	900,000	2.2%	310,272	269,696	482,274
2004-1(b)	July 2010	575,000	3.7%	265,193	193,132	341,160
2004-C-A	May 2011	800,000	3.2%	386,163	336,429	559,247
2004-D-F	July 2011	750,000	3.1%	393,245	352,779	571,668
2005-A-X	October 2011	900,000	3.7%	521,033	465,158	774,925
2005-1	May 2011	750,000	4.5%	469,420	402,098	708,599
2005-B-M	May 2012	1,350,000	4.1%	948,754	849,479	1,349,954
2005-C-F	June 2012	1,100,000	4.5%	868,502	791,241
2005-D-A	November 2012	1,400,000	4.9%	1,221,718	1,121,711
2006-1	May 2013	945,000	5.3%	892,713	855,372
2006-RM	January 2014	1,200,000	5.4%	1,248,393	1,199,805
BV2005-LJ-1(c)	May 2012	232,100	5.1%	133,272	134,540
BV2005-LJ-2(c)	February 2014	185,950	4.6%	122,735	125,056
BV2005-3(c)	June 2014	214,600	5.1%	172,267	176,234

		$17,829,650		$9,360,665	$8,518,849	$7,166,028

(a)	Original note amount does not include $26.8 million of asset-backed securities issued and retained by us as of June 30, 2006. The balances reflect fluctuations in foreign currency translation rates and principal paydowns.
(b)	Note balances do not include $25.8 million of asset-backed securities issued and retained by us as of June 30, 2005. As of June 30, 2006, these amounts have been repaid.
(c)	Transactions relate to securitization Trusts originated by BVAC prior to its acquisition by us.
(d)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $3,599.0 million in fiscal 2007, $2,422.8 million in fiscal 2008, $1,626.4 million in fiscal 2009, $690.8 million in fiscal 2010 and $185.9 million in fiscal 2011.

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are released to us as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also released to us as distributions from Trusts.

With respect to our securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust.

10.    Senior Notes

On May 10, 2006, we redeemed all of our outstanding 9.25% senior notes due May 2009 for a redemption price of 104.625% plus accrued interest through the redemption date. The principal amount of the outstanding notes was $154.6 million. Upon the payment of the redemption price plus accrued interest, we recognized a $9.2 million extinguishment loss, which is included in other income on the consolidated statement of income and comprehensive income for the year ended June 30, 2006.

During the year ended June 30, 2004, we redeemed $7.3 million of our 9.25% senior notes due May 2009 and all of our 9 7/8% senior notes due 2006.

11.    Convertible Senior Notes

In November 2003, we issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of our common stock at $18.68 per share. Additionally, we may exercise our option to repurchase the notes, or holders of the convertible senior notes may require us to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par. Debt issuance costs are being amortized over the expected term of the notes; unamortized costs of $2.5 million and $3.5 million are included in other assets on the consolidated balance sheets as of June 30, 2006 and 2005, respectively.

In conjunction with the issuance of the convertible senior notes, we purchased a call option that entitles us to purchase shares of our common stock in an amount equal to the number of shares convertible at $18.68 per share. This call option allows us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised. We also issued warrants to purchase 10,705,205 shares of our common stock. Each warrant entitles the holder, at our option, and subject to certain provisions within the warrant agreement, to purchase shares of common stock from us at $28.20 per share, at any time prior to its expiration on October 15, 2008. The warrants may be settled in net shares or net cash, at our discretion if certain criteria are met. Both the cost of the call option and the proceeds of the warrants are reflected in additional paid in capital on our consolidated balance sheets.

12.    Derivative Financial Instruments and Hedging Activities

As of June 30, 2006 and 2005, we had interest rate swap agreements associated with our securitization Trusts, our medium term note facility and a portion of our BVAC portfolio with underlying notional amounts of $1,293.8 million and $1,722.1 million, respectively. The fair value of our interest rate swap agreements of $18.7 million and $7.3 million as of June 30, 2006 and 2005, respectively, is included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains included in accumulated other comprehensive income of approximately $15.2 million and $6.3 million as of June 30, 2006 and 2005, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the years ended June 30, 2006, 2005 and 2004. We estimate approximately $10.6 million of unrealized gains included in other comprehensive income related to interest rate swap agreements will be reclassified into earnings within the next twelve months.

As of June 30, 2006 and June 30, 2005, we had interest rate cap agreements with underlying notional amounts of $3,733.3 million and $1,219.0 million, respectively. The fair value of the interest rate cap agreements purchased by our special purpose finance subsidiaries of $15.4 million and $1.3 million as of June 30, 2006 and 2005, respectively, are included in other assets on the consolidated balance sheets. The fair value of the interest rate cap agreements sold by us of $14.8 million and $1.1 million as of June 30, 2006 and 2005, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2006 and 2005, these restricted cash accounts totaled $13.2 million and $6.7 million, respectively, and are included in other assets on the consolidated balance sheets.

13.    Commitments and Contingencies

Leases

Our branch offices are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $17.5 million, $14.9 million and $28.1 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2007	$17,266
2008	18,119
2009	16,941
2010	16,504
2011	15,162
Thereafter	28,057

$112,049

During the year ended June 30, 2006, we sold and leased back a building we owned and utilized for servicing activities. The operating lease has a twelve-year term expiring in 2017 with renewal options. The lessor is an unrelated third party. The gain on the sale is being amortized into income in proportion to the related gross rental charged to expense over the lease term.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and managed finance receivables, which include finance receivables held on our consolidated balance sheets and gain on sale receivables serviced by us on behalf of the Trusts. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to our derivative financial instruments are various major financial institutions. Managed finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas, California and Florida each accounting for 13%, 11% and 10%, respectively, of the managed finance receivables portfolio as of June 30, 2006. No other state accounted for more than 10% of managed finance receivables.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of June 30, 2006 and 2005, the carrying value of the senior notes and convertible senior notes were $200.0 million and $366.8 million, respectively. See guarantor consolidating financial statements in Note 24.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities.

In fiscal 2003, several complaints were filed by shareholders against us and certain of our officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder as well as violations of Sections 11 and 15 of the Securities Act of 1933 in connection with our secondary public offering of common stock on October 1, 2002. These complaints were consolidated into one action, styled Pierce v. AmeriCredit Corp., et al., and were pending in the United States District Court for the Northern District of Texas, Fort Worth Division. The plaintiff in Pierce sought class action status. In Pierce, the plaintiff claimed, among other allegations, that deferments were improperly granted by us to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing us to misrepresent our financial performance throughout the alleged class period. The plaintiff also alleged that our registration statement and prospectus for the offering contained untrue statements of material facts and omitted to state material facts necessary to make other statements in the registration statement not misleading.

On August 16, 2006, the Court entered an Order dismissing the Pierce case as to all remaining claims and to all parties, with prejudice. The plaintiff has thirty days from August 16, 2006 within which to initiate an appeal of the dismissal.

We believe that the Court acted appropriately in dismissing the suit and that, if appealed, the dismissal will be upheld.

Two shareholder derivative actions were also brought against us. On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the Court entered an Order dismissing the Rosenthal case, with prejudice. The plaintiff has thirty days from August 21, 2006 within which to initiate an appeal of the Order dismissing the Rosenthal case.

We believe that the claims alleged in the Rosenthal lawsuit are without merit and that the Court acted appropriately in dismissing the suit.

14.    Common Stock and Warrants

On October 25, 2005, we announced the approval of a stock repurchase plan by our Board of Directors. The stock repurchase plan authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchase plans authorized by our Board of Directors since April 2004 is $1,000.0 million.

The following summarizes share repurchase activity:

Years Ended June 30,	2006	2005	2004
Number of shares	21,025,074	16,507,529	1,832,100
Average price per share	$25.12	$21.96	$17.56

Subsequent to June 30, 2006, we repurchased an additional 3,352,930 shares of our common stock at an average cost of $23.02 per share. As of September 8, 2006, we have repurchased $1,000.0 million of our common stock since April 2004 and we have no further authorizations for repurchases.

In September 2002, we issued five-year warrants to purchase 1,287,691 shares of our common stock at $9.00 per share. In April 2005, 36,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of our common stock.

15.    Stock Based Compensation

General

We have certain stock based compensation plans for employees, non-employee directors and key executive officers.

A total of 28,200,000 shares have been authorized for grants of options and other stock based awards under the employee plans, of which 2,000,000 shares are available for grants to non-employee directors as well as employees. As of June 30, 2006, 4,557,415 shares remain available for future grants. The exercise price of each option must equal the market price of our stock on the date of grant, and the maximum term of each option is ten years. The vesting period is typically three to four years, although options with other vesting periods or options that vest upon the achievement of specified performance criteria may be authorized under certain employee plans. A committee of our Board of Directors establishes policies and procedures for option grants, vesting periods and the term of each option.

A total of 1,500,000 shares have been authorized for grants of options under the non-employee director plans. These plans have now expired and no shares remain available for future grants. A total of 6,300,000 shares have been authorized for grants of options under the key executive officer plans, all of which have been previously awarded and become vested.

Total unamortized stock based compensation was $42.8 million at June 30, 2006, and will be recognized over a weighted average service period of 1.8 years.

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Years Ended June 30,	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,569	$15.39	10,216	$15.99	13,040	$16.02
Granted	160	25.00	120	19.57	272	11.09
Exercised	(1,858)	12.37	(2,061)	12.85	(1,383)	12.08
Canceled/forfeited	(147)	20.26	(706)	32.24	(1,713)	18.55

Outstanding at end of year	5,724	$16.51	7,569	$15.39	10,216	$15.99

Options exercisable at end of year	5,634	$16.36	6,230	$16.34	7,083	$17.14

Weighted average fair value of options granted during year		$9.33		$14.26		$7.87

Cash received from exercise of options for the year ended June 30, 2006, was $23.0 million. Options exercised are issued as new shares. The total intrinsic value of options exercised during the year ended June 30, 2006, was $28.8 million. As of June 30, 2006 and 2005, unamortized compensation expense related to stock options was $2.2 million and $7.1 million, respectively.

A summary of options outstanding under our employee plans as of June 30, 2006, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.80 to 8.00	162	3.79	$7.87	148	$7.20
$8.01 to 10.00	1,968	4.06	8.77	1,968	8.77
$10.01 to 15.00	777	1.54	12.35	777	12.35
$15.01 to 17.00	996	4.40	16.25	996	16.25
$17.01 to 18.00	284	2.95	17.50	284	17.50
$18.01 to 21.00	611	4.62	19.00	611	19.00
$21.01 to 30.00	353	6.13	32.23	284	25.35
$30.01 to 50.00	548	4.84	42.91	541	42.41
$50.01 to 55.00	25	5.02	54.14	25	54.14

	5,724			5,634

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	270	$14.57	320	$13.10	340	$12.55
Exercised	(10)	6.50	(50)	5.18	(20)	3.75

Outstanding and exercisable at end of year	260	$14.88	270	$14.57	320	$13.10

Cash received from exercise of options for the year ended June 30, 2006, was $65,000. Options exercised are issued as new shares. The total intrinsic value of options exercised during the year ended June 30, 2006, was $157,000.

A summary of options outstanding under our non-employee director plans as of June 30, 2006, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
Less than $10.01	40	0.38	$9.38
$10.01 to 15.00	140	1.92	14.77
$15.01 to 20.00	80	3.35	17.81

	260

Key Executive Officer Plans

A summary of stock option activity under our key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,672	$11.40	3,898	$11.28	5,000	$11.44
Exercised	(500)	8.80	(1,226)	11.02	(1,102)	12.00

Outstanding and exercisable at end of year	2,172	$12.00	2,672	$11.40	3,898	$11.28

Cash received from exercise of options for the year ended June 30, 2006, was $4.4 million. Options exercised are issued as new shares. The total intrinsic value of options exercised during the year ended June 30, 2006, was $9.8 million.

A summary of options outstanding under our key executive officer plans as of June 30, 2006, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$12.00	2,172	0.50	$12.00

Modifications to extend the option term by two years for 2,840,000 stock options, of which 2,272,000 received shareholder approval, were made during the year ended June 30, 2005. Compensation expense was recognized over the service period on a straight-line basis and totalled $5.4 million for the year ended June 30, 2005.

Restricted Stock Based Grants

Restricted stock grants totaling 1,624,000 shares with an approximate aggregate market value of $44.2 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years. A total of 587,500 shares of restricted stock is subject to a vesting schedule of 25% that vested in March 2006, 25% that will vest in March 2007 and 50% that will vest in March 2008. Another 476,500 shares of restricted stock is subject to a vesting schedule of one third that will vest in March 2007, one third that will vest in March 2008 and one third that will vest in March 2009. The remaining 560,000 shares of restricted stock will vest on the date when the compensation committee certifies financial results for fiscal years 2007, 2008 and 2009, based on specific performance criteria. Compensation expense recognized for restricted stock grants was $4.5 million, $1.7 million and $0.8 million for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006 and 2005, unamortized compensation expense related to the restricted stock based awards was $34.2 million and $12.6 million, respectively. A summary of the status of non-vested restricted stock for the years ended June 30, 2006 and 2005, is presented below:

Years Ended June 30,	2006	2005
Outstanding at beginning of year	577,300
Granted	1,036,500	587,500
Vested	(138,625)
Forfeited	(35,200)	(10,200)

Outstanding at end of year	1,439,975	577,300

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Stock appreciation rights with respect to 640,000 shares are subject to vesting schedules of 25% that vested in June 2005, 25% that will vest in March 2007 and 50% that will vest in March 2008. The remaining stock appreciation rights are subject to vesting schedules of 25% that vested in March 2006, 25% that will vest in March 2007 and 50% that will vest in March 2008. Compensation expense recognized for stock appreciation rights was $3.3 million and $1.0 million for the years ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, unamortized compensation expense related to the rights was $5.5 million and $8.7 million, respectively. A summary of the status of non-vested stock appreciation rights for the years ended June 30, 2006 and 2005, is presented below:

Years ended June 30,	2006	2005
Outstanding at beginning of year	520,600
Granted		680,600
Vested	(9,425)	(160,000)
Forfeited	(2,900)

Outstanding at end of year	508,275	520,600

16.    Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees. Our contributions in stock to the plan were $4.1 million and $3.3 million for the years ended June 30, 2006 and 2005, respectively. We recognized a net benefit of $0.6 million for the year ended June 30, 2004, as a result of the return of prior year unvested contributions being in excess of current year contributions to the plan.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 5,000,000 shares have been reserved for issuance under the plan. As of June 30, 2006, 1,204,646 shares remain available for issuance under the plan. Shares issued under the plan were 283,240, 549,046 and 550,907 for the years ended June 30, 2006, 2005 and 2004, respectively. We recognized $2.1 million, $2.6 million and $1.8 million in compensation expense for the years ended June 30, 2006, 2005 and 2004, respectively, related to this plan. As of June 30, 2006 and 2005, unamortized compensation expense related to the employee stock purchase plan was $0.9 million and $1.9 million, respectively.

17.    Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2006	2005	2004
Current	$202,937	$197,710	$248,004
Deferred	(23,885)	(31,220)	(109,871)

	$179,052	$166,490	$138,133

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	1.9	1.8	2.8

	36.9%	36.8%	37.8%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2006	2005
Deferred tax liabilities:
Gains on sale of receivables		$(11,933)
Unrealized gains on credit enhancement assets	$(24,294)	(5,818)
Other	(65,191)	(63,994)

	(89,485)	(81,745)

Deferred tax assets:
Allowance for loan losses	100,074	84,410
Net operating loss carryforward—Canada	7,189	9,836
Other	61,011	41,258

	168,274	135,504

Net deferred tax asset	$78,789	$53,759

As of June 30, 2006, we have a net operating loss carryforward of approximately $20.3 million for Canadian income tax reporting purposes that expires between June 30, 2007 and June 30, 2016. We expect to generate sufficient income to utilize the net operating loss carryforward; accordingly, no tax valuation allowance has been recorded on the related deferred tax asset.

18.    Restructuring Charges

We recognized restructuring charges of $3.0 million during the year ended June 30, 2006, which included $1.3 million in personnel related costs and $0.7 million of contract termination costs related to reorganizing our originations structure. The remaining charges for the year ended June 30, 2006, and restructuring charges of $2.8 million for the year ended June 30, 2005, related to a revision of assumed lease costs for office space and collection centers in connection with our restructuring activities during the years ended June 30, 2004 and 2003.

We recognized restructuring charges of $15.9 million during the year ended June 30, 2004, related to the closing of our Jacksonville collections center and the abandonment and subsequent marketing of excess capacity at our Chandler collections center and corporate headquarters as well as adjustments related to our restructuring activities during the year ended June 30, 2003.

As of June 30, 2006, total costs incurred to date in connection with our restructuring activities during the year ended June 30, 2004, include $2.2 million in personnel-related costs and $13.7 million of contract termination and other associated costs. Total costs incurred to date in connection with our restructuring activities during the year ended June 30, 2003, include $18.8 million in personnel-related costs, $27.2 million of contract termination costs and $28.4 million in other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for the restructuring charges for the years ended June 30, 2006, 2005 and 2004, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2003	$469	$8,310	$1,737	$10,516
Additions	2,200	10,139	2,395	14,734
Cash settlements	(2,481)	(4,661)	406	(6,736)
Non-cash settlements		907	(1,192)	(285)
Adjustments	(178)	1,334	44	1,200

Balance at June 30, 2004	10	16,029	3,390	19,429
Cash settlements	(10)	(4,711)		(4,721)
Non-cash settlements		(702)	(372)	(1,074)
Adjustments		2,882	(59)	2,823

Balance at June 30, 2005		13,498	2,959	16,457
Additions	1,250	712		1,962
Cash settlements	(184)	(2,926)		(3,110)
Non-cash settlements		(718)	(358)	(1,076)
Adjustments		1,107	(24)	1,083

Balance at June 30, 2006	$1,066	$11,673	$2,577	$15,316

19.    Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2006	2005	2004
Net income	$306,183	$285,909	$226,983
Interest expense related to convertible senior notes, net of related tax effects	2,878	2,859	1,756

Adjusted net income	$309,061	$288,768	$228,739

Weighted average shares outstanding	133,837,116	152,184,740	156,885,546
Incremental shares resulting from assumed conversions:
Stock based awards	3,292,982	3,589,632	2,261,552
Warrants	989,613	763,081	483,597
Convertible senior notes	10,705,205	10,705,205	6,756,564

	14,987,800	15,057,918	9,501,713

Weighted average shares and assumed incremental shares	148,824,916	167,242,658	166,387,259

Earnings per share:
Basic	$2.29	$1.88	$1.45

Diluted	$2.08	$1.73	$1.37

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based awards and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Stock based awards related to approximately 0.7 million, 1.0 million and 5.2 million shares of common stock for the years ended June 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes on assumed incremental shares.

20.    Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2006	2005	2004
Interest costs (none capitalized)	$402,492	$257,327	$236,968
Income taxes	195,749	219,439	202,107

During the year ended June 30, 2006, we entered into capital lease agreements for property and equipment of $1.7 million. We did not enter into any significant capital lease agreements for property and equipment during the years ended June 30, 2005 and 2004.

During the year ended June 30, 2004, we repurchased 62,900 restricted shares at an average price of $18.58 per share from employees and former employees in partial satisfaction of outstanding debt obligations.

We received a tax refund of $70.0 million during the year ended June 30, 2004.

21.    Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

Years Ended June 30,	2006	2005	2004
Net unrealized gains on credit enhancement assets:
Balance at beginning of year	$6,122	$20,273	$7,508
Unrealized gains (losses), net of taxes of $865, $(4,197) and $11,197, respectively	1,479	(6,618)	18,822
Reclassification into earnings, net of taxes of $(3,141), $(4,778) and $(3,603), respectively	(5,368)	(7,533)	(6,057)

Balance at end of year	2,233	6,122	20,273

Unrealized gain on equity investment:
Unrealized gain, net of taxes of $17,532	29,968

Unrealized gains on cash flow hedges:
Balance at beginning of year	3,878	785	(16,758)
Change in fair value associated with current period hedging activities, net of taxes of $7,328, $198 and $5,453, respectively	12,527	311	8,723
Reclassification into earnings, net of taxes of $(4,046), $1,764 and $5,513, respectively	(6,917)	2,782	8,820

Balance at end of year	9,488	3,878	785

Accumulated foreign currency translation adjustment:
Balance at beginning of year	23,565	15,765	14,418
Translation gain	9,028	7,800	1,347

Balance at end of year	32,593	23,565	15,765

Total accumulated other comprehensive income	$74,282	$33,565	$36,823

22.    Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

	June 30,
	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents(a)	$513,240	$513,240	$663,501	$663,501
Finance receivables, net(b)	11,097,008	10,959,707	8,297,750	8,383,761
Interest-only receivables from Trusts(c)	3,645	3,645	29,905	29,905
Investments in Trust receivables(c)	41,018	41,018	239,446	239,446
Restricted cash—gain on sale Trusts(c)	59,961	59,961	272,439	272,439
Restricted cash—securitization notes payable(a)	860,935	860,935	633,900	633,900
Restricted cash—credit facilities(a)	140,042	140,042	455,426	455,426
Restricted cash—other(a)	14,301	14,301	7,828	7,828
Interest rate swap agreements(e)	18,706	18,706	7,259	7,259
Interest rate cap agreements purchased(e)	15,418	15,418	1,280	1,280
Financial liabilities:
Credit facilities(d)	2,106,282	2,106,282	990,974	990,974
Securitization notes payable(e)	8,518,849	8,387,558	7,166,028	7,100,095
Senior notes(e)			166,755	179,283
Convertible senior notes(e)	200,000	308,738	200,000	286,592
Other notes payable(f)	4,296	4,296	8,329	8,329
Interest rate cap agreements sold(e)	14,750	14,750	1,090	1,090

(a)	The carrying value of cash and cash equivalents, restricted cash—securitization notes payable, restricted cash—credit facilities and restricted cash—other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using a current risk-adjusted rate.
(c)	The fair value of interest-only receivables from Trusts, investments in Trust receivables and restricted cash-gain on sale Trusts is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to our historical experience.
(d)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(e)	The fair values of the interest rate cap and swap agreements, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(f)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

23.    Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2006
Total revenue	$420,263	$448,128	$455,104	$487,843
Income before income taxes	86,108	137,072	137,669	124,386
Net income	54,033	86,574	86,732	78,844
Basic earnings per share	0.38	0.65	0.67	0.61
Diluted earnings per share	0.35	0.59	0.60	0.55
Weighted average shares and assumed incremental shares	157,590,746	148,325,483	144,954,396	144,286,513

Fiscal year ended June 30, 2005
Total revenue	$339,956	$344,767	$371,924	$394,199
Income before income taxes	109,217	102,488	118,950	121,744
Net income	68,807	64,567	75,593	76,942
Basic earnings per share	0.44	0.42	0.50	0.52
Diluted earnings per share	0.41	0.39	0.46	0.48
Weighted average shares and assumed incremental shares	170,306,676	168,617,089	167,269,900	162,669,064

24.    Guarantor Consolidating Financial Statements

The payment of principal and interest on our convertible senior notes are guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are our wholly-owned consolidated subsidiaries and are jointly, severally and unconditionally liable for the obligations represented by the convertible senior notes. We believe that the consolidating financial information for AmeriCredit Corp., the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2006 and 2005 and for each of the three years in the period ended June 30, 2006.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$513,240			$513,240
Finance receivables, net		107,370	$10,989,638		11,097,008
Interest-only receivables from Trusts			3,645		3,645
Investments in Trust receivables			41,018		41,018
Restricted cash—gain on sale Trusts			59,961		59,961
Restricted cash—securitization notes payable			860,935		860,935
Restricted cash—credit facilities			140,042		140,042
Property and equipment, net	$6,527	50,698			57,225
Deferred income taxes	(45,684)	80,940	43,533		78,789
Other assets	2,521	160,037	53,812	$(368)	216,002
Due from affiliates	582,204		1,698,481	(2,280,685)
Investment in affiliates	1,726,327	3,308,956	458,820	(5,494,103)

Total assets	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$2,106,282		$2,106,282
Securitization notes payable			8,566,741	$(47,892)	8,518,849
Convertible senior notes	$200,000				200,000
Funding payable		$54,002	621		54,623
Accrued taxes and expenses	59,360	43,637	53,170	(368)	155,799
Other liabilities	3,649	19,777			23,426
Due to affiliates		2,259,569		(2,259,569)

Total liabilities	263,009	2,376,985	10,726,814	(2,307,829)	11,058,979

Shareholders’ equity:
Common stock	1,695	75,355	30,627	(105,982)	1,695
Additional paid-in capital	1,217,445	75,791	1,460,252	(1,536,043)	1,217,445
Accumulated other comprehensive income	74,282	55,428	35,425	(90,853)	74,282
Retained earnings	1,639,817	1,637,682	2,096,767	(3,734,449)	1,639,817

	2,933,239	1,844,256	3,623,071	(5,467,327)	2,933,239
Treasury stock	(924,353)				(924,353)

Total shareholders’ equity	2,008,886	1,844,256	3,623,071	(5,467,327)	2,008,886

Total liabilities and shareholders’ equity	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2005

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$663,501			$663,501
Finance receivables, net		213,175	$8,084,575		8,297,750
Interest-only receivables from Trusts			29,905		29,905
Investments in Trust receivables		1,094	238,352		239,446
Restricted cash—gain on sale Trusts		3,805	268,634		272,439
Restricted cash—securitization notes payable			633,900		633,900
Restricted cash—credit facilities			455,426		455,426
Property and equipment, net	$6,860	85,139	1		92,000
Deferred income taxes	(46,264)	13,240	86,783		53,759
Other assets	6,270	154,906	58,080	$(10,344)	208,912
Due from affiliates	1,196,054		1,161,307	(2,357,361)
Investment in affiliates	1,385,395	2,886,483	330,277	(4,602,155)

Total assets	$2,548,315	$4,021,343	$11,347,240	$(6,969,860)	$10,947,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$990,974		$990,974
Securitization notes payable			7,218,487	$(52,459)	7,166,028
Senior notes	$166,755				166,755
Convertible senior notes	200,000				200,000
Funding payable		$157,615	595		158,210
Accrued taxes and expenses	52,642	39,658	51,780	(10,344)	133,736
Other liabilities	7,002	2,417			9,419
Due to affiliates		2,329,302		(2,329,302)

Total liabilities	426,399	2,528,992	8,261,836	(2,392,105)	8,825,122

Shareholders’ equity:
Common stock	1,668	75,355	30,627	(105,982)	1,668
Additional paid-in capital	1,150,612	75,670	1,263,713	(1,339,383)	1,150,612
Accumulated other comprehensive income	33,565	11,280	35,259	(46,539)	33,565
Retained earnings	1,333,634	1,330,046	1,755,805	(3,085,851)	1,333,634

	2,519,479	1,492,351	3,085,404	(4,577,755)	2,519,479
Treasury stock	(397,563)				(397,563)

Total shareholders’ equity	2,121,916	1,492,351	3,085,404	(4,577,755)	2,121,916

Total liabilities and shareholders’ equity	$2,548,315	$4,021,343	$11,347,240	$(6,969,860)	$10,947,038

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$100,631	$1,540,494		$1,641,125
Servicing income		31,094	44,115		75,209
Other income	$51,755	1,784,987	3,985,997	$(5,727,735)	95,004
Equity in income of affiliates	307,636	340,962		(648,598)

	359,391	2,257,674	5,570,606	(6,376,333)	1,811,338

Costs and expenses
Operating expenses	35,558	51,915	248,680		336,153
Provision for loan losses		65,187	502,358		567,545
Interest expense	18,500	1,849,379	4,279,216	(5,727,735)	419,360
Restructuring charges		3,045			3,045

	54,058	1,969,526	5,030,254	(5,727,735)	1,326,103

Income before income taxes	305,333	288,148	540,352	(648,598)	485,235
Income tax (benefit) provision	(850)	(19,488)	199,390		179,052

Net income	$306,183	$307,636	$340,962	$(648,598)	$306,183

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2006

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$306,183	$307,636		$340,962		$(648,598)	$306,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		696	12,014		22,594			35,304
Accretion and amortization of loan fees			(2,895)		(17,167)			(20,062)
Provision for loan losses			65,187		502,358			567,545
Deferred income taxes		2,823	(86,140)		45,912			(37,405)
Accretion of present value discount			(393)		(39,760)			(40,153)
Impairment of credit enhancement assets			268		189			457
Non-cash restructuring charges			3,058					3,058
Stock based compensation expense		16,586						16,586
Other		2,276	(10,789)		(996)			(9,509)
Equity in income of affiliates		(307,636)	(340,962)				648,598
Changes in assets and liabilities:
Other assets		570	77,964		39,116			117,650
Accrued taxes and expenses		8,882	9,577		3,218			21,677

Net cash provided by operating activities		30,380	34,525		896,426			961,331

Cash flows from investing activities:
Purchases of receivables			(7,147,471)		(6,971,078)		6,971,078	(7,147,471)
Principal collections and recoveries on receivables			157,324		4,215,720			4,373,044
Net proceeds from sale of receivables			6,971,078				(6,971,078)
Distributions from gain on sale Trusts, net of swap payments			6,923		447,608			454,531
Purchases of property and equipment		1,690	(7,263)					(5,573)
Sale of property			34,807					34,807
Proceeds from sale of equity investment			11,992					11,992
Acquisition of Bay View, net of cash acquired			(62,614)		850			(61,764)
Change in restricted cash—securitization notes payable					(195,456)			(195,456)
Change in restricted cash—credit facilities					325,724			325,724
Change in other assets			(6,568)		95			(6,473)
Net change in investment in affiliates		(1,606)	(68,117)		(128,543)		198,266

Net cash provided (used) by investing activities		84	(109,909)		(2,305,080)		198,266	(2,216,639)

Cash flows from financing activities:
Net change in credit facilities					887,430			887,430
Issuance of securitization notes payable					4,645,000			4,645,000
Payments on securitization notes payable					(3,760,931)			(3,760,931)
Retirement of senior notes		(167,750)						(167,750)
Debt issuance costs		1,535			(16,055)			(14,520)
Repurchase of common stock		(528,070)						(528,070)
Net proceeds from issuance of common stock		32,467	121		196,539		(196,660)	32,467
Other net changes		8,476	(779)					7,697
Net change in due (to) from affiliates		613,850	(77,262)		(543,338)		6,750

Net cash (used) provided by financing activities		(39,492)	(77,920)		1,408,645		(189,910)	1,101,323

Net decrease in cash and cash equivalents		(9,028)	(153,304)		(9)		8,356	(153,985)
Effect of Canadian exchange rate changes on cash and cash equivalents		9,028	3,043		9		(8,356)	3,724
Cash and cash equivalents at beginning of year			663,501					663,501

Cash and cash equivalents at end of year	$		$513,240	$		$		$513,240

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2005

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$285,909	$262,454		$235,898		$(498,352)	$285,909
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,238	17,748		18,281			38,267
Accretion and amortization of loan fees			(4,300)		21,262			16,962
Provision for loan losses			(20,189)		438,900			418,711
Deferred income taxes		295,829	77,216		(404,265)			(31,220)
Accretion of present value discount			7,246		(85,312)			(78,066)
Impairment of credit enhancement assets					1,122			1,122
Non-cash restructuring charges			2,760					2,760
Stock based compensation expense		11,468						11,468
Other			(1,967)		(579)			(2,546)
Equity in income of affiliates		(262,454)	(235,898)				498,352
Changes in assets and liabilities:
Other assets		913	(43,591)		17,100			(25,578)
Accrued taxes and expenses		39,641	(78,032)		14,564			(23,827)

Net cash provided (used) by operating activities		373,544	(16,553)		256,971			613,962

Cash flows from investing activities:
Purchases of receivables			(5,447,444)		(5,382,701)		5,382,701	(5,447,444)
Principal collections and recoveries on receivables			80,062		3,122,726			3,202,788
Net proceeds from sale of receivables			5,382,701				(5,382,701)
Distributions from gain on sale Trusts, net of swap payments			1,599		545,412			547,011
Purchases of property and equipment		(6,622)	(1,054)					(7,676)
Change in restricted cash—securitization notes payable					(147,476)			(147,476)
Change in restricted cash—credit facilities					(245,551)			(245,551)
Change in other assets			29,442					29,442
Net change in investment in affiliates		7,764	1,421,785		(126,285)		(1,303,264)

Net cash provided (used) by investing activities		1,142	1,467,091		(2,233,875)		(1,303,264)	(2,068,906)

Cash flows from financing activities:
Net change in credit facilities					490,974			490,974
Issuance of securitization notes payable					4,550,000			4,550,000
Payments on securitization notes payable					(2,990,238)			(2,990,238)
Debt issuance costs		(74)	(891)		(20,612)			(21,577)
Repurchase of common stock		(362,570)						(362,570)
Net proceeds from issuance of common stock		42,201	33,920		(1,315,198)		1,281,278	42,201
Other net changes		(12,383)	(893)					(13,276)
Net change in due (to) from affiliates		(49,660)	(1,241,637)		1,261,971		29,326

Net cash (used) provided by financing activities		(382,486)	(1,209,501)		1,976,897		1,310,604	1,695,514

Net (decrease) increase in cash and cash equivalents		(7,800)	241,037		(7)		7,340	240,570
Effect of Canadian exchange rate changes on cash and cash equivalents		7,800	1,014		7		(7,340)	1,481
Cash and cash equivalents at beginning of year			421,450					421,450

Cash and cash equivalents at end of year	$		$663,501	$		$		$663,501

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2004

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$226,983	$221,906		$294,651		$(516,557)	$226,983
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,097	28,138		46,138			76,373
Accretion and amortization of loan fees			(4,083)		34,800			30,717
Provision for loan losses			41,710		215,360			257,070
Deferred income taxes		15,030	22,540		(147,441)			(109,871)
Accretion of present value discount			13,932		(114,167)			(100,235)
Impairment of credit enhancement assets			1,551		31,813			33,364
Non-cash restructuring charges			12,040					12,040
Stock based compensation expense		3,055						3,055
Other		(4,522)	(78)		1,291			(3,309)
Equity in income of affiliates		(221,906)	(294,651)				516,557
Changes in assets and liabilities:
Other assets		78,075	(18,282)		25,268			85,061
Accrued taxes and expenses		15,628	(36,539)		14,346			(6,565)

Net cash provided (used) by operating activities		114,440	(11,816)		402,059			504,683

Cash flows from investing activities:
Purchases of receivables			(3,859,728)		(4,134,717)		4,134,717	(3,859,728)
Principal collections and recoveries on receivables			(189,309)		2,396,323			2,207,014
Net proceeds from sale of receivables			4,134,717				(4,134,717)
Distributions from gain on sale Trusts, net of swap payments			(19,583)		357,879			338,296
Purchases of property and equipment			(4,703)					(4,703)
Dividends		136	(47,106)				46,970
Change in restricted cash—securitization notes payable					(252,469)			(252,469)
Change in restricted cash—credit facilities					554,957			554,957
Change in other assets			21,020		34,023			55,043
Net change in investment in affiliates		23,094	1,454,911		(1,311,540)		(166,465)

Net cash provided (used) by investing activities		23,230	1,490,219		(2,355,544)		(119,495)	(961,590)

Cash flows from financing activities:
Net change in credit facilities					(772,438)			(772,438)
Repayment of whole loan purchase facility					(905,000)			(905,000)
Issuance of securitization notes payable					4,340,000			4,340,000
Payments on securitization notes payable					(2,023,449)			(2,023,449)
Retirement of senior notes		(207,250)						(207,250)
Issuance of convertible senior notes		200,000						200,000
Debt issuance costs		(4,664)			(23,642)			(28,306)
Sale of warrants		34,441						34,441
Purchase of call option on common stock		(61,490)						(61,490)
Repurchase of common stock		(32,169)						(32,169)
Net proceeds from issuance of common stock		30,046	15,512		(128,639)		113,127	30,046
Other net changes		(12,352)	(840)					(13,192)
Net change in due (to) from affiliates		(85,579)	(1,383,997)		1,462,215		7,361

Net cash (used) provided by financing activities		(139,017)	(1,369,325)		1,949,047		120,488	561,193

Net (decrease) increase in cash and cash equivalents		(1,347)	109,078		(4,438)		993	104,286
Effect of Canadian exchange rate changes on cash and cash equivalents		1,347	(125)		14		(993)	243
Cash and cash equivalents at beginning of year			312,497		4,424			316,921

Cash and cash equivalents at end of year	$		$421,450	$		$		$421,450

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements on accounting or financial disclosure matters with our independent accountants to report under this Item 9.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the year ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we made appropriate changes to the classification of cash flows received from retained interests classified as available for sale securities in our consolidated statements of cash flows during the year ended June 30, 2006, as reported in the Form 10-K/A for the year ended June 30, 2005.

Limitations Inherent in all Controls

Our management, including the CEO and CFO, recognize that the disclosure controls and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

MANAGEMENT’S REPORTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the “Internal Control-Integrated Framework,” management concluded that our internal control over financial reporting was effective as of June 30, 2006. Management has excluded BVAC from its assessment of internal control over financial reporting because it was acquired in a purchase business combination during fiscal 2006. BVAC is a wholly-owned subsidiary whose total assets and total revenues represent 5.8% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

On November 29, 2005, our Chief Executive Officer certified that he was not aware of any violation by us of the New York Stock Exchange’s Corporate Governance listing standards, other than has been notified to the Exchange pursuant to Section 303A 12(b), of which there was none.

We have filed with the Securities and Exchange Commission, as exhibits to our Annual Report on Form 10-K for the year ended June 30, 2006, our Chief Executive Officer’s and Chief Financial Officer’s certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmeriCredit Corp.

We have completed integrated audits of AmeriCredit Corp.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1), present fairly, in all material respects, the financial position of AmeriCredit Corp. and its subsidiaries at June 30, 2006 and June 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the accounting for dealer acquisition fees on loans purchased subsequent to June 30, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Bay View Acceptance Corp (“Bay View”) from its assessment of internal control over financial reporting as of June 30, 2006, because it was acquired by the Company in a purchase business combination in the fourth quarter of fiscal year 2006. We have also excluded Bay View from our audit of internal control over financial reporting. Bay View is a wholly-owned subsidiary whose total assets and total revenues represent 5.8% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

PricewaterhouseCoopers LLP

Dallas, Texas

September 8, 2006

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business—Executive Officers” for information concerning executive officers.

We have adopted the AmeriCredit Code of Ethical Conduct for Senior Financial Officers (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code of ethics is publicly available on our Website at www.americredit.com (and a copy will be provided to any shareholder upon written request to our Secretary). Corporate governance guidelines applicable to the Board of Directors and charters for all Board committees are also available on our Website. If any substantive amendments are made to the code of ethics or any waivers granted, including any implicit waiver, from a provision of the code to the Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

The information with respect to our audit committee financial expert contained under the caption “Board Committees and Meetings” in our proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

Equity Compensation Plans

The following table provides information about our equity compensation plans as of June 30, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,347,333	$14.40	3,280,692
Equity compensation plans not approved by shareholders	1,808,720	18.28	1,276,723

Total	8,156,053	$15.26	4,557,415

The 1989 Stock Option Plan for AmeriCredit Corp., 1990 Stock Option Plan for Non-Employee Directors of AmeriCredit Corp., 1991 Key Employee Stock Option Plan of AmeriCredit Corp., 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp., AmeriCredit Corp. Employee Stock Purchase Plan, 1996 Limited Stock Option Plan for AmeriCredit Corp., 1998 Limited Stock Option Plan for AmeriCredit Corp. and Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. were approved by our shareholders.

The 1999 Employee Stock Option Plan of AmeriCredit Corp. (“1999 Plan”), FY 2000 Stock Option Plan of AmeriCredit Corp. (“FY 2000 Plan”), Management Stock Option Plan of AmeriCredit Corp. (“Management Plan”) and i4 Gold Stock Option Program (“i4 Plan”) have not been approved by our shareholders.

Description of Plans Not Approved by Shareholders

1999 Plan

Under the 1999 Plan, adopted by the Board of Directors in fiscal 1999, a total of 1,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 77,935 shares were available for grants as of June 30, 2006. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2006, no shares were granted under the 1999 Plan. Each option is subject to vesting requirements established by the Board of Directors. The 1999 Plan provides for acceleration of vesting of awards in the event of a change in control. The 1999 Plan expires on February 4, 2009, except with respect to options then outstanding.

FY 2000 Plan

Under the FY 2000 Plan, adopted by the Board of Directors in fiscal 2000, a total of 2,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 224,055 shares were available for grants as of June 30, 2006. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2006, no shares were granted under the FY 2000 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The FY 2000 Plan provides for acceleration of vesting of awards in the event of a change in control. The FY 2000 Plan expires on July 1, 2009, except with respect to options then outstanding.

Management Plan

Under the Management Plan, adopted by the Board of Directors in fiscal 2000, a total of 3,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 614,805 shares were available for grants as of June 30, 2006. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2006, no shares were granted under the Management Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The Management Plan provides for acceleration of vesting of awards in the event of a change in control. The Management Plan expires on February 3, 2010, except with respect to options then outstanding.

i4 Plan

Under the i4 Plan, adopted by the Board of Directors in fiscal 2002, a total of 1,200,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan), of which 359,928 shares were available for grants as of June 30, 2006. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2006, no shares were granted under the i4 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The i4 Plan provides for acceleration of vesting of awards in the event of a change in control. The i4 Plan expires on October 31, 2007, except with respect to options then outstanding.

For additional information on equity compensation plans, see Note 17 to the Consolidated Financial Statements.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 and 2005.

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2006.

AmeriCredit Corp.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLIFTON H. MORRIS, JR. Clifton H. Morris, Jr.	Director and Chairman of the Board	September 8, 2006

/s/ DANIEL E. BERCE Daniel E. Berce	Director, President and Chief Executive Officer	September 8, 2006

/s/ CHRIS A. CHOATE Chris A. Choate	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	September 8, 2006

/s/ JOHN R. CLAY John R. Clay	Director	September 8, 2006

/s/ A.R. DIKE A.R. Dike	Director	September 8, 2006

/s/ JAMES H. GREER James H. Greer	Director	September 8, 2006

/s/ DOUGLAS K. HIGGINS Douglas K. Higgins	Director	September 8, 2006

/s/ KENNETH H. JONES, JR. Kenneth H. Jones, Jr.	Director	September 8, 2006

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3(4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(27)	Bylaws of the Company, as amended through June 30, 2003 (Exhibit 3.4)

4.1(3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2(9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1(11)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.2(39)	Amendment No. 2 to Rights Agreement, dated January 24, 2006, between the Company and Mellon Investor Services LLC formerly known as ChaseMellon Shareholders Services, LLC (Exhibit 4.2.2)

10.1(2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2(3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3(13)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.3.1(25)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.3.2(36)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.3.3(40)	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.1)

10.4(3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2(12)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.4.3(41)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Clifton H. Morris, Jr. (Exhibit 10.4.3)

10.5(3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.5.1(7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

INDEX TO EXHIBITS

(Continued)

10.5.2(41)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Daniel E. Berce (Exhibit 10.5.2)

10.6(27)	Employment Agreement, dated July 1, 1997, between the Company and Chris A. Choate, as amended by Amendment No. 1, dated July 1, 1998 (Exhibit 10.6)

10.6.1 (41)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Chris A. Choate (Exhibit 10.6.1)

10.7(27)	Employment Agreement, dated March 25, 1998, between the Company and Mark Floyd (Exhibit 10.7)

10.7.1(41)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Mark Floyd (Exhibit 10.7.1)

10.8(22)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.8.1(22)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.8.2(41)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Preston A. Miller (Exhibit 10.8.2)

10.9(5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.1(8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.2(37)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Clifton H. Morris, Jr. (Exhibit 99.2)

10.9.3(37)	Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Daniel E. Berce (Exhibit 99.3)

10.9.4(42)	Amendment No. 2 to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. (Exhibit 99.2)

10.9.5(42)

Amendment No. 1 to the Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Clifton H. Morris, Jr. (Exhibit 99.3)

10.9.6(42)

Amendment No. 1 to the Amended and Restated Nonqualified Stock Option Agreement pursuant to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. between AmeriCredit Corp. and Daniel E. Berce (Exhibit 99.4)

10.10(6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

10.10.1(14)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.11(10)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.11.1(14)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.11.2(36)	Amendment No. 2 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Appendix B to Proxy Statement)

10.11.3(42)	Amendment No. 3 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 99.1)

INDEX TO EXHIBITS

(Continued)

10.12(26)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.13(16)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.14(17)	i4 Gold Stock Option Program

10.14.1(25)	Amended and Restated i4 Gold Stock Option Program

10.15(18)	Management Stock Option Plan of AmeriCredit Corp.

10.16(19)	AmeriCredit Corp. Employee Stock Purchase Plan

10.16.1(20)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.2(21)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.3(31)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

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

INDEX TO EXHIBITS

(Continued)

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

10.19.4(29)	Second Amended and Restated Indenture, dated as of November 5, 2003, between Bank One, NA and Deutsche Bank Trust Company Americas (Exhibit 10.9)

10.19.5(43)	Amendment dated November 2, 2005 to certain Second Amended and Restated Note Purchase Agreements (Exhibit 99.1)

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

10.20.7(43)

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

10.27(23)	Indenture, dated September 30, 2002 among CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.1)

INDEX TO EXHIBITS

(Continued)

10.28(23)

Series C2002-1 Supplemental Indenture, dated November 22, 2002 between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, and BNY Trust Company of Canada, as indenture trustee (Exhibit 10.2)

10.29(23)	Sale and Servicing Agreement, dated November 15, 2002, among AmeriCredit Financial Services of Canada Ltd., Bank One, NA, and CIBC Mellon Trust Company (Exhibit 10.3)

10.30(23)	Limited Guarantee, dated November 22, 2002, by AmeriCredit Corp. in favour of CIBC Mellon Trust Company, as Trustee of AmeriCredit Canada Automobile Receivables Trust (Exhibit 10.4)

10.31(23)

Class VPN Loan Agreement, dated November 22, 2002, between CIBC Mellon Trust Company, as trustee of AmeriCredit Canada Automobile Receivables Trust, The Trust Company Bank of Montreal, and AmeriCredit Financial Services of Canada Ltd. (Exhibit 10.5)

10.32(23)	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc. (Exhibit 10.11)

10.33(27)

Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.53)

10.33.1(24)

Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.14)

10.33.2(28)

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

10.33.3(29)

Amendment No. 3 to Credit Agreement, dated November 12, 2003, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc., the Financial Institutions from time to time party thereto, Deutsche Bank AG, New York Branch, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas (Exhibit 10.11)

10.33.4(30)

Amendment No. 4, dated March 30, 2004, to the Credit Agreement dated August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., the Lenders thereto, Deutsche Bank AG and Deutsche Bank Trust Company Americas (Exhibit 10.1)

10.34(27)

Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.54)

10.34.1(24)

First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.15)

10.35(36)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.36(29)	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA (Exhibit 10.12)

10.37(37)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

INDEX TO EXHIBITS

(Continued)

10.38(38)	Revised Form of Stock Appreciation Rights Agreement (Exhibit 10.1)

12.1(@)	Statement Re Computation of Ratios

21.1(@)	Subsidiaries of the Registrant

23.1(@)	Consent of Independent Registered Public Accounting Firm

31.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by referenced to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(13)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.
(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.
(16)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)

INDEX TO EXHIBITS

(Continued)

(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(20)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(22)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.
(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.
(24)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the Company with the Securities and Exchange Commission.
(25)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission
(26)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(27)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.
(28)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.
(29)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.
(30)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.
(31)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 18, 2003, by the Company with the Securities and Exchange Commission (Exhibit 4.4.3)
(32)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.

INDEX TO EXHIBITS

(Continued)

(33)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by the Company with the Securities and Exchange Commission.
(34)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed by the Company with the Securities and Exchange Commission.
(35)	Filed as an exhibit to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on October 4, 2004.
(36)	Filed as an exhibit to the Proxy Statement, filed on Form DEF 14A with the Securities and Exchange Commission on September 28, 2004.
(37)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2004.
(38)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed by the Company with the Securities and Exchange Commission.
(39)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed by the Company with the Securities and Exchange Commission.
(40)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(41)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed by the Company with the Securities and Exchange Commission.
(42)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.
(43)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(@)	Filed herewith.