Form 10-Q
period 2006-09-30
AMERICREDIT CORP
filed 2006-11-08
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 115,511,201 shares of common stock, $0.01 par value outstanding as of October 31, 2006.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2006	June 30, 2006
ASSETS
Cash and cash equivalents	$840,767	$513,240
Finance receivables, net	11,520,531	11,097,008
Credit enhancement assets	24,075	104,624
Restricted cash – securitization notes payable	1,350,602	860,935
Restricted cash – credit facilities	759,411	140,042
Property and equipment, net	55,509	57,225
Deferred income taxes	95,625	78,789
Other assets	252,395	216,002

Total assets	$14,898,915	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$1,971,095	$2,106,282
Securitization notes payable	10,081,115	8,518,849
Convertible senior notes	750,000	200,000
Funding payable	196,089	54,623
Accrued taxes and expenses	166,506	155,799
Other liabilities	10,964	23,426

Total liabilities	13,175,769	11,058,979

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 170,617,799 and 169,459,291 shares issued	1,706	1,695
Additional paid-in capital	1,188,796	1,217,445
Accumulated other comprehensive income	67,251	74,282
Retained earnings	1,714,053	1,639,817

	2,971,806	2,933,239
Treasury stock, at cost (55,607,217 and 42,126,843 shares)	(1,248,660)	(924,353)

Total shareholders’ equity	1,723,146	2,008,886

Total liabilities and shareholders’ equity	$14,898,915	$13,067,865

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2006	2005
Revenue
Finance charge income	$484,357	$373,736
Servicing income	7,459	25,341
Other income	31,805	21,186

	523,621	420,263

Costs and expenses
Operating expenses	88,288	77,865
Provision for loan losses	173,905	165,860
Interest expense	143,471	90,271
Restructuring charges, net	309	159

	405,973	334,155

Income before income taxes	117,648	86,108

Income tax provision	43,412	32,075

Net income	74,236	54,033

Other comprehensive (loss) income
Unrealized losses on credit enhancement assets	(2,610)	(4,008)
Unrealized (losses) gains on cash flow hedges	(8,255)	8,206
Foreign currency translation adjustment	(161)	4,991
Income tax benefit (provision)	3,995	(1,562)

Other comprehensive (loss) income	(7,031)	7,627

Comprehensive income	$67,205	$61,660

Earnings per share
Basic	$0.59	$0.38

Diluted	$0.54	$0.35

Weighted average shares outstanding	125,278,738	142,735,494

Weighted average shares and assumed incremental shares	139,718,283	157,590,746

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$74,236	$54,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,078	9,074
Accretion and amortization of loan fees	(7,487)	(2,215)
Provision for loan losses	173,905	165,860
Deferred income taxes	(6,541)	(9,109)
Accretion of present value discount	(5,291)	(11,663)
Stock-based compensation expense	3,886	4,203
Other	1,948	(254)
Changes in assets and liabilities:
Other assets	(35,822)	8,366
Accrued taxes and expenses	11,425	11,856

Net cash provided by operating activities	216,337	230,151

Cash flows from investing activities
Purchases of receivables	(1,790,828)	(1,621,939)
Principal collections and recoveries on receivables	1,331,107	976,538
Distributions from gain on sale Trusts	76,017	143,018
Purchases of property and equipment	(1,064)	(902)
Sale of property		34,807
Change in restricted cash – securitization notes payable	(489,640)	(40,256)
Change in restricted cash – credit facilities	(619,369)	183,577
Change in other assets	4,212	2,240

Net cash used by investing activities	(1,489,565)	(322,917)

Cash flows from financing activities
Net change in credit facilities	(135,187)	113,766
Issuance of securitization notes payable	2,550,000	1,100,000
Payments on securitization notes payable	(988,590)	(889,615)
Issuance of convertible senior notes	550,000
Debt issuance costs	(16,299)	(3,532)
Proceeds from sale of warrants	93,086
Purchase of call option on common stock	(145,710)
Repurchase of common stock	(323,964)	(204,114)
Net proceeds from issuance of common stock	14,020	3,407
Other net changes	3,500	(153)

Net cash provided by financing activities	1,600,856	119,759

Net increase in cash and cash equivalents	327,628	26,993

Effect of Canadian exchange rate changes on cash and cash equivalents	(101)	1,982

Cash and cash equivalents at beginning of period	513,240	663,501

Cash and cash equivalents at end of period	$840,767	$692,476

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

The consolidated financial statements as of September 30, 2006, and for the three months ended September 30, 2006 and 2005, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of FIN 48.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for our fiscal year ending June 30, 2007, with early adoption encouraged. Management does not expect SAB 108 to have any impact on our financial position, results of operations or cash flows.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2006	June 30, 2006
Finance receivables unsecuritized, net of fees	$1,720,902	$2,415,000
Finance receivables securitized, net of fees	10,497,811	9,360,665
Less nonaccretable acquisition fees	(203,474)	(203,128)
Less allowance for loan losses	(494,708)	(475,529)

	$11,520,531	$11,097,008

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $1,387.8 million and $2,227.3 million pledged under our credit facilities as of September 30 and June 30, 2006, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $604.6 million and $574.8 million of delinquent finance receivables as of September 30 and June 30, 2006, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we record a discount on finance receivables repurchased upon the exercise of a cleanup call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Balance at beginning of period	$203,128	$199,810
Purchases of receivables	7,484	7,589
Net charge-offs	(7,138)	(3,712)

Balance at end of period	$203,474	$203,687

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Balance at beginning of period	$475,529	$341,408
Provision for loan losses	173,905	165,860
Net charge-offs	(154,726)	(105,461)

Balance at end of period	$494,708	$401,807

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended September 30,
	2006		2005
Receivables securitized	$2,373,941		$1,189,191
Net proceeds from securitization	2,550,000	(b)	1,100,000
Servicing fees:
Sold	2,168		14,135
Secured financing (a)	62,118		50,917
Distributions:
Sold	76,017		143,018
Secured financing	215,084		153,115

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.
(b)	Net proceeds related to the pre-funding of the 2006-B-G transaction of $436.9 million is held in restricted cash – securitization notes payable until the remaining receivables are delivered.

As of September 30 and June 30, 2006, we were servicing $10,616.7 million and $9,795.1 million, respectively, of finance receivables that have been sold or transferred in securitization transactions.

NOTE 4 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of our retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	September 30, 2006	June 30, 2006
Interest-only receivables from Trusts	$1,005	$3,645
Investments in Trust receivables	7,603	41,018
Restricted cash – gain on sale Trusts	15,467	59,961

	$24,075	$104,624

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Balance at beginning of period	$104,624	$541,790
Distributions from Trusts	(76,017)	(143,018)
Receivables repurchased under clean-up call options	(6,496)	(7,495)
Accretion of present value discount	1,620	9,314
Other-than-temporary impairment		(457)
Change in unrealized gain	344	(1,358)
Foreign currency translation adjustment		239

Balance at end of period	$24,075	$399,015

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	September 30, 2006	June 30, 2006
Cumulative credit losses (a)	14.4%	12.5% - 14.3%

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	9.8%	9.8%
Restricted cash	9.8%	9.8%

(a)	Excludes cumulative credit loss assumption of 2.2% and 2.3% related to the acquired gain on sale Trust at September 30 and June 30, 2006, respectively.

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

NOTE 5 – EQUITY INVESTMENT

We hold an equity investment in DealerTrack Holdings, Inc., (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. We owned 2,644,242 shares of DealerTrack with a market value of $22.11 per share at September 30, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in other comprehensive income. At September 30 and June 30, 2006, the investment is included in other assets on the consolidated balance sheets and is valued at $58.5 million. Included in accumulated other comprehensive income on the consolidated balance sheets is $47.5 million in unrealized gains related to our investment in DealerTrack at September 30 and June 30, 2006. Future changes in the market value of our investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

In October 2006, DealerTrack completed a secondary public offering of its common stock. As part of the offering, we sold 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million pre-tax gain. We continue to own 689,881 shares of DealerTrack and are contractually prohibited from selling any additional shares until January 2007.

NOTE 6 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	September 30, 2006	June 30, 2006
Commercial paper facility	$231,470	$358,800
Medium term note facility	650,000	650,000
Repurchase facility	421,347	482,628
Near prime facility	262,614	293,394
Bay View credit facility	237,558	133,180
Bay View receivables funding facility	168,106	188,280

	$1,971,095	$2,106,282

Further detail regarding terms and availability of the credit facilities as of September 30, 2006, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (f)
Commercial paper facility:
November 2008 (a)(b)	$1,950,000	$231,470	$264,941	$2,653
Medium term note facility:
October 2007 (a)(c)	650,000	650,000		645,306
Repurchase facility:
August 2007 (a)(d)	600,000	421,347	444,404	23,245
Near prime facility:
July 2007 (a)	400,000	262,614	269,617	2,736
Bay View credit facility:
September 2007 (a)	450,000	237,558	243,448	3,743
Bay View receivables funding facility:
November 2014 (e)		168,106	165,402

	$4,050,000	$1,971,095	$1,387,812	$677,683

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	In October 2006, we amended the agreement to increase the facility limit to $2,500.0 million and extended the maturity date to October 2009.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa. In September 2006, we exercised our call option on the facility to terminate the debt in October 2006. Subsequent to the call and prior to paying off the debt, the facility was unavailable to pledge new receivables. In October 2006, we entered into a new $750.0 million medium term note facility that will mature in October 2009.
(d)	In August 2006, we amended the agreement to increase the facility limit to $600.0 million through February 2007. After February 2007, the facility limit will be reduced to $500.0 million with a final maturity of August 2007.
(e)	No additional borrowings are allowed under this facility which has an early redemption option in December 2006.
(f)	These amounts do not include cash collected on finance receivables pledged of $81.7 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss, delinquency and repossession ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of September 30, 2006, our credit facilities were in compliance with all covenants.

Debt issuance costs are being amortized over the expected term of the credit facilities. Unamortized costs of $5.0 million and $5.8 million as of September 30 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets.

NOTE 7 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $24.0 million and $21.4 million as of September 30 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of September 30, 2006, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2002-E-M	June 2009	$1,700,000	3.2%	$208,333	$195,699
2003-A-M	November 2009	1,000,000	2.6%	156,340	141,996
2003-B-X	January 2010	825,000	2.3%	142,265	129,450
2003-C-F	May 2010	915,000	2.8%	163,060	143,850
2003-D-M	August 2010	1,200,000	2.3%	278,484	246,410
2004-A-F	February 2011	750,000	2.3%	192,398	169,639
2004-B-M	March 2011	900,000	2.2%	264,662	232,730
2004-1	July 2010	575,000	3.7%	228,949	166,690
2004-C-A	May 2011	800,000	3.2%	334,226	295,835
2004-D-F	July 2011	750,000	3.1%	341,871	306,269
2005-A-X	October 2011	900,000	3.7%	456,431	407,699
2005-1	May 2011	750,000	4.5%	412,216	335,072
2005-B-M	May 2012	1,350,000	4.1%	837,115	751,186
2005-C-F	June 2012	1,100,000	4.5%	768,996	703,426
2005-D-A	November 2012	1,400,000	4.9%	1,094,129	1,005,370
2006-1	May 2013	945,000	5.3%	799,401	755,796
2006-RM	January 2014	1,200,000	5.4%	1,231,994	1,199,825
2006-A-F	September 2013	1,350,000	5.6%	1,388,093	1,302,500
2006-B-G	September 2013	1,200,000	5.2%	816,266	1,199,884
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	118,703	120,510
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	109,183	111,903
BV2005-3 (a)	June 2014	220,107	5.1%	154,696	159,376

		$20,247,803		$10,497,811	$10,081,115

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

NOTE 8 – CONVERTIBLE SENIOR NOTES

Convertible senior notes as of September 30, 2006, consist of the following (dollars in thousands):

Issue Date	Interest Rate	Maturity Date	Note Balance
November 2003	1.75%	November 2023	$200,000
September 2006	0.75%	September 2011	275,000
September 2006	2.125%	September 2013	275,000

			$750,000

Debt issuance costs relating to convertible senior notes are being amortized over the expected term of the notes; unamortized costs of $14.6 million and $2.5 million are included in other assets on the consolidated balance sheets as of September 30 and June 30, 2006, respectively.

In September 2006, we issued $550.0 million of convertible senior notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, of which $275.0 million are due in 2011 bearing interest at a rate of 0.75% per annum and $275.0 million are due in 2013 bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. In connection with the issuance of the notes, we entered into a registration rights agreement that requires us to file a shelf registration statement relating to the resale of the notes, the subsidiary guarantees and the shares of common stock into which the notes are convertible. If the registration statement has not become effective within 180 days from the original issuance of the notes or ceases to remain effective, we will be required to pay additional interest to the noteholders during the time that the registration statement is not effective at a rate of 0.5% per annum through September 2008.

In connection with the issuance of these convertible senior notes, we used net proceeds of $246.8 million to purchase 10,109,500 shares of our common stock.

In conjunction with the issuance of the convertible senior notes, we purchased call options that entitle us to purchase shares of our common stock in an amount equal to the number of shares issued upon conversion of the notes at $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. These call options are expected to allow us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised.

We also sold warrants to purchase 9,796,408 shares of our common stock at $35 per share and 9,012,713 shares of our common stock at $40 per share for the notes due in 2011 and 2013, respectively. In no event are we required to deliver a number of shares in connection with the exercise of these warrants in excess of twice the aggregate number of shares initially issuable upon the exercise of the warrants.

We have analyzed the conversion feature, call option and warrant transactions under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative

Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock,” and determined they meet the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants are reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2006, we had interest rate swap agreements associated with our securitization Trusts, our medium term note facility and a portion of our Bay View Acceptance Corp. portfolio with underlying notional amounts of $1,184.2 million and $1,293.8 million, respectively. The fair value of our interest rate swap agreements of $8.6 million and $18.7 million as of September 30 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $7.0 million and $15.2 million included in accumulated other comprehensive income as of September 30 and June 30, 2006, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three month periods ended September 30, 2006 and 2005. We estimate approximately $4.8 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of September 30 and June 30, 2006, we had interest rate cap agreements with underlying notional amounts of $2,169.5 million and $3,733.3 million, respectively. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries of $4.1 million and $15.4 million as of September 30 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us of $3.9 million and $14.8 million as of September 30 and June 30, 2006, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30 and June 30, 2006, these restricted cash accounts totaled $9.0 million and $13.2 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the convertible senior notes was $750.0 million and $200.0 million as of September 30 and June 30, 2006, respectively. See guarantor consolidating financial statements in Note 15.

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

On August 16, 2006, the Court entered an Order dismissing the Pierce case as to all remaining claims and as to all parties, with prejudice. The plaintiff filed a notice of appeal on September 15, 2006 but later informed us of its desire to withdraw the notice of appeal. Accordingly, on October 10, 2006, we, the plaintiff and the other defendants jointly filed a motion to withdraw the notice of appeal, which was granted by the Court on October 23, 2006. The Pierce case has now been resolved in our favor.

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

Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the federal court entered an Order dismissing the Rosenthal case, with prejudice. The plaintiff did not file a notice of appeal within the time permitted and the Rosenthal case has been resolved in our favor. Our motion to dismiss the Harris case is pending in state court but we believe that this matter will also be resolved in our favor.

NOTE 11 – COMMON STOCK

On September 12, 2006, we announced the approval of another stock repurchase plan by our Board of Directors. The new stock repurchase plan authorizes us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of stock repurchases authorized by our Board of Directors since April 2004 is $1,546.8 million.

The following summarizes share repurchase activity:

	Three Months Ended September 30,
	2006	2005
Number of shares	13,462,430	8,077,131
Average price per share	$24.06	$25.27

As of October 31, 2006, we had repurchased $1,246.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $300.0 million of our common stock.

NOTE 12 – RESTRUCTURING CHARGES

As of September 30, 2006, total costs incurred to date related to our restructuring activities include $22.3 million in personnel-related costs and $70.3 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the three months ended September 30, 2006, is as follows (in thousands):

	Personnel-Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2006	$1,066	$11,673	$2,577	$15,316
Cash settlements	(703)	(930)		(1,633)
Non-cash settlements		(62)	(66)	(128)
Adjustments		308	1	309

Balance at September 30, 2006	$363	$10,989	$2,512	$13,864

NOTE 13 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Net income	$74,236	$54,033
Interest expense related to convertible senior notes, net of related tax effects	719	715

Adjusted net income	$74,955	$54,748

Weighted average shares outstanding	125,278,738	142,735,494

Incremental shares resulting from assumed conversions:
Stock-based compensation	2,954,202	3,331,719
Warrants	780,138	818,328
Convertible senior notes	10,705,205	10,705,205

	14,439,545	14,855,252

Weighted average shares and assumed incremental shares	139,718,283	157,590,746

Earnings per share:
Basic	$0.59	$0.38

Diluted	$0.54	$0.35

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation, warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 on assumed incremental shares. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.8 million and 0.7 million shares of common stock at September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Interest costs (none capitalized)	$152,525	$79,479
Income taxes	27,993	23,486

NOTE 15 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$827,768	$12,999		$840,767
Finance receivables, net		264,895	11,255,636		11,520,531
Credit enhancement assets			24,075		24,075
Restricted cash - securitization notes payable			1,350,602		1,350,602
Restricted cash - credit facilities			759,411		759,411
Property and equipment, net	$6,444	49,065			55,509
Deferred income taxes	5,852	84,056	5,717		95,625
Other assets	14,794	167,506	70,095		252,395
Due from affiliates	731,275		1,047,749	$(1,779,024)
Investment in affiliates	1,794,737	2,534,077	445,273	(4,774,087)

Total assets	$2,553,102	$3,927,367	$14,971,557	$(6,553,111)	$14,898,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$1,971,095		$1,971,095
Securitization notes payable			10,081,115		10,081,115
Convertible senior notes	$750,000				750,000
Funding payable		$195,416	673		196,089
Accrued taxes and expenses	77,572	30,099	58,835		166,506
Other liabilities	2,384	8,580			10,964
Due to affiliates		1,779,024		$(1,779,024)

Total liabilities	829,956	2,013,119	12,111,718	(1,779,024)	13,175,769

Shareholders’ equity:
Common stock	1,706	75,355	30,627	(105,982)	1,706
Additional paid-in capital	1,188,796	75,791	638,077	(713,868)	1,188,796
Accumulated other comprehensive income	67,251	50,053	33,644	(83,697)	67,251
Retained earnings	1,714,053	1,713,049	2,157,491	(3,870,540)	1,714,053

	2,971,806	1,914,248	2,859,839	(4,774,087)	2,971,806
Treasury stock	(1,248,660)				(1,248,660)

Total shareholders’ equity	1,723,146	1,914,248	2,859,839	(4,774,087)	1,723,146

Total liabilities and shareholders’ equity	$2,553,102	$3,927,367	$14,971,557	$(6,553,111)	$14,898,915

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$513,240			$513,240
Finance receivables, net		107,370	$10,989,638		11,097,008
Credit enhancement assets			104,624		104,624
Restricted cash - securitization notes payable			860,935		860,935
Restricted cash - credit facilities			140,042		140,042
Property and equipment, net	$6,527	50,698			57,225
Deferred income taxes	(45,684)	80,940	43,533		78,789
Other assets	2,521	160,037	53,812	$(368)	216,002
Due from affiliates	582,204		1,698,481	(2,280,685)
Investment in affiliates	1,726,327	3,308,956	458,820	(5,494,103)

Total assets	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,106,282		$2,106,282
Securitization notes payable			8,566,741	$(47,892)	8,518,849
Convertible senior notes	$200,000				200,000
Funding payable		$54,002	621		54,623
Accrued taxes and expenses	59,360	43,637	53,170	(368)	155,799
Other liabilities	3,649	19,777			23,426
Due to affiliates		2,259,569		(2,259,569)

Total liabilities	263,009	2,376,985	10,726,814	(2,307,829)	11,058,979

Shareholders’ equity:
Common stock	1,695	75,355	30,627	(105,982)	1,695
Additional paid-in capital	1,217,445	75,791	1,460,252	(1,536,043)	1,217,445
Accumulated other comprehensive income	74,282	55,428	35,425	(90,853)	74,282
Retained earnings	1,639,817	1,637,682	2,096,767	(3,734,449)	1,639,817

	2,933,239	1,844,256	3,623,071	(5,467,327)	2,933,239
Treasury stock	(924,353)				(924,353)

Total shareholders’ equity	2,008,886	1,844,256	3,623,071	(5,467,327)	2,008,886

Total liabilities and shareholders’ equity	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$22,949	$461,408		$484,357
Servicing income		9,544	(2,085)		7,459
Other income	$8,866	360,910	816,974	$(1,154,945)	31,805
Equity in income of affiliates	75,367	60,724		(136,091)

	84,233	454,127	1,276,297	(1,291,036)	523,621

Costs and expenses
Operating expenses	9,010	10,895	68,383		88,288
Provision for loan losses		(9,222)	183,127		173,905
Interest expense	1,648	368,216	928,552	(1,154,945)	143,471
Restructuring charges, net		309			309

	10,658	370,198	1,180,062	(1,154,945)	405,973

Income before income taxes	73,575	83,929	96,235	(136,091)	117,648

Income tax provision	(661)	8,562	35,511		43,412

Net income	$74,236	$75,367	$60,724	$(136,091)	$74,236

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$24,894	$348,842		$373,736
Servicing income		15,150	10,191		25,341
Other income	$15,727	278,231	586,194	$(858,966)	21,186
Equity in income of affiliates	50,141	60,060		(110,201)

	65,868	378,335	945,227	(969,167)	420,263

Costs and expenses
Operating expenses	4,126	21,822	51,917		77,865
Provision for loan losses		20,977	144,883		165,860
Interest expense	5,399	291,124	652,714	(858,966)	90,271
Restructuring charges, net		159			159

	9,525	334,082	849,514	(858,966)	334,155

Income before income taxes	56,343	44,253	95,713	(110,201)	86,108

Income tax provision	2,310	(5,888)	35,653		32,075

Net income	$54,033	$50,141	$60,060	$(110,201)	$54,033

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$74,236	$75,367	$60,724		$(136,091)	$74,236
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		528	2,673	2,877			6,078
Accretion and amortization of loan fees			(771)	(6,716)			(7,487)
Provision for loan losses			(9,222)	183,127			173,905
Deferred income taxes		(50,698)	5,387	38,770			(6,541)
Accretion of present value discount			3,347	(8,638)			(5,291)
Stock-based compensation expense		3,886					3,886
Other			2,185	(237)			1,948
Equity in income of affiliates		(75,367)	(60,724)			136,091
Changes in assets and liabilities:
Other assets		(126)	(38,076)	2,380			(35,822)
Accrued taxes and expenses		18,204	(13,406)	6,627			11,425

Net cash (used) provided by operating activities		(29,337)	(33,240)	278,914			216,337

Cash flows from investing activities:
Purchases of receivables			(1,790,828)	(1,717,211)		1,717,211	(1,790,828)
Principal collections and recoveries on receivables			66,769	1,264,338			1,331,107
Net proceeds from sale of receivables			1,717,211			(1,717,211)
Distributions from gain on sale Trusts				76,017			76,017
Purchases of property and equipment			(1,064)				(1,064)
Change in restricted cash - securitization notes payable				(489,640)			(489,640)
Change in restricted cash - credit facilities				(619,369)			(619,369)
Change in other assets			4,207	5			4,212
Net change in investment in affiliates		87	835,409	8,221		(843,717)

Net cash provided (used) by investing activities		87	831,704	(1,477,639)		(843,717)	(1,489,565)

Cash flows from financing activities:
Net change in credit facilities				(135,187)			(135,187)
Issuance of securitization notes payable				2,550,000			2,550,000
Payments on securitization notes payable				(988,590)			(988,590)
Issuance of convertible senior notes		550,000					550,000
Debt issuance costs		(12,532)		(3,767)			(16,299)
Proceeds from sale of warrants		93,086					93,086
Purchase of call option for convertible debt		(145,710)					(145,710)
Repurchase of common stock		(323,964)					(323,964)
Net proceeds from issuance of common stock		14,020		(822,175)		822,175	14,020
Other net changes		3,642	(142)				3,500
Net change in due (to) from affiliates		(149,071)	(255,282)	382,997		21,356

Net cash provided (used) by financing activities		29,471	(255,424)	983,278		843,531	1,600,856

Net increase (decrease) in cash and cash equivalents		221	543,040	(215,447)		(186)	327,628

Effect of Canadian exchange rate changes on cash and cash equivalents		(221)	(67)	1		186	(101)

Cash and cash equivalents at beginning of period			284,795	228,445			513,240

Cash and cash equivalents at end of period	$		$827,768	$12,999	$		$840,767

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$54,033	$50,141	$60,060		$(110,201)	$54,033
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		615	3,503	4,956			9,074
Accretion and amortization of loan fees			(799)	(1,416)			(2,215)
Provision for loan losses			20,977	144,883			165,860
Deferred income taxes		(38,944)	(5,845)	35,680			(9,109)
Accretion of present value discount			(117)	(11,546)			(11,663)
Stock-based compensation expense		4,203					4,203
Other			(296)	42			(254)
Equity in income of affiliates		(50,141)	(60,060)			110,201
Changes in assets and liabilities:
Other assets		(1)	4,599	3,768			8,366
Accrued taxes and expenses		22,095	(4,637)	(5,602)			11,856

Net cash (used) provided by operating activities		(8,140)	7,466	230,825			230,151

Cash flows from investing activities:
Purchases of receivables			(1,621,939)	(1,616,023)		1,616,023	(1,621,939)
Principal collections and recoveries on receivables			13,457	963,081			976,538
Net proceeds from sale of receivables			1,616,023			(1,616,023)
Distributions from gain on sale Trusts			706	142,312			143,018
Purchases of property and equipment			(902)				(902)
Sale of property			34,807				34,807
Change in restricted cash - securitization notes payable				(40,256)			(40,256)
Change in restricted cash - credit facilities				183,577			183,577
Change in other assets			2,240				2,240
Net change in investment in affiliates		(982)	594,546	(121,850)		(471,714)

Net cash provided (used) by investing activities		(982)	638,938	(489,159)		(471,714)	(322,917)

Cash flows from financing activities:
Net change in credit facilities				113,766			113,766
Issuance of securitization notes payable				1,100,000			1,100,000
Payments on securitization notes payable				(889,615)			(889,615)
Debt issuance costs		(5)		(3,527)			(3,532)
Repurchase of common stock		(204,114)					(204,114)
Net proceeds from issuance of common stock		3,407		(472,695)		472,695	3,407
Other net changes		31	(184)				(153)
Net change in due (to) from affiliates		204,812	(624,669)	416,193		3,664

Net cash provided (used) by financing activities		4,131	(624,853)	264,122		476,359	119,759

Net (decrease) increase in cash and cash equivalents		(4,991)	21,551	5,788		4,645	26,993

Effect of Canadian exchange rate changes on cash and cash equivalents		4,991	1,628	8		(4,645)	1,982

Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$686,680	$5,796	$		$692,476

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles and, to a lesser extent, making loans directly to consumers buying new and used vehicles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us as well as direct extensions of credit made by us to consumer borrowers. To fund the acquisition of receivables prior to securitization and to fund the repurchase of receivables pursuant to cleanup call options, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

We, through wholly-owned subsidiaries, periodically transfer receivables to securitization trusts (“Trusts”) that issue one or more asset-backed securities. The asset-backed securities are, in turn, sold to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

We changed the structure of our securitization transactions beginning with transactions closed subsequent to September 30, 2002, to no longer meet the accounting criteria for sales of finance receivables. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction and record a provision for loan losses to cover probable loan losses on the receivables.

Prior to October 1, 2002, these securitization transactions were structured as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At September 30, 2006, less than one percent of our managed receivables were gain on sale receivables.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corp. (“BVAC”), the auto finance subsidiary of Bay View Capital Corporation. BVAC operates from offices in Covina, California, and serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of September 30, 2006, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$69,818	$139,636

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Credit Enhancement Assets

Our credit enhancement assets, which represent retained interests in securitization Trusts accounted for as sales, are recorded at fair value. Because market prices are not readily available for the credit enhancement assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative net credit losses to be incurred on the pool of receivables sold, the timing of those losses and the rate at which estimated future excess cash flows are discounted. The assumptions used represent our best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of our finance receivables and the risk profiles of our credit enhancement assets. The use of different assumptions would result in different carrying values for our credit enhancement assets and may change the amount of accretion of present value discount and impairment of credit enhancement assets recognized through the consolidated statements of income and comprehensive income. An immediate 10% and 20% adverse change in the assumptions used to measure the fair value of credit enhancement assets would not have a material effect as of September 30, 2006.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 as compared to

Three Months Ended September 30, 2005

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Balance at beginning of period	$11,775,665	$8,838,968
Loans purchased	1,683,969	1,520,146
Loans repurchased from gain on sale Trusts	251,093	192,311
Liquidations and other	(1,492,014)	(1,088,542)

Balance at end of period	$12,218,713	$9,462,883

Average finance receivables	$11,953,970	$9,050,440

The increase in loans purchased during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers and originations of $134.0 million through the BVAC platform. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $17,825 for the three months ended September 30, 2006, compared to $17,509 for the three months ended September 30, 2005. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2006 and 2005, was 16.4%.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Finance charge income	$484,357	$373,736
Other income	31,805	21,186
Interest expense	(143,471)	(90,271)

Net margin	$372,691	$304,651

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended September 30,
	2006	2005
Finance charge income	16.1%	16.4%
Other income	1.1	0.9
Interest expense	(4.8)	(3.9)

Net margin as a percentage of average finance receivables	12.4%	13.4%

The decrease in net margin for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, was a result of the lower effective yield on the BVAC portfolio, combined with an increase in interest expense due to higher market interest rates.

Revenue:

Finance charge income increased by 30% to $484.4 million for the three months ended September 30, 2006, from $373.7 million for the three months ended September 30, 2005, primarily due to the increase in average finance receivables. Our effective yield on our finance receivables decreased to 16.1% for the three months ended September 30, 2006, from 16.4% for the three months ended September 30, 2005. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due to a lower effective yield on the BVAC portfolio that was acquired on May 1, 2006.

Servicing income consists of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Servicing fees – gain on sale	$2,168	$14,135
Other-than-temporary impairment		(457)
Accretion	5,291	11,663

	$7,459	$25,341

Average gain on sale receivables	$304,795	$1,970,313

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the decrease in average gain on sale receivables caused by the change in our securitization transaction structure from gain on sale to secured financing. Servicing fees were 2.8%, annualized, of average gain on sale receivables for the three months ended September 30, 2006 and 2005.

Other-than-temporary impairment of $457,000 for the three months ended September 30, 2005, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $5.3 million, or 32.6%, on an annualized basis, of average credit enhancement assets, and $11.7 million, or 9.6%, on an annualized basis, of average credit enhancement assets, during the three months ended September 30, 2006 and 2005, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust. Accretion as a percentage of average credit enhancement assets was higher during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, as a result of fewer securitization transactions incurring other-than-temporary impairments.

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Investment income	$21,040	$12,118
Late fees and other income	10,765	9,068

	$31,805	$21,186

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Costs and Expenses:

Operating expenses increased to $88.3 million for the three months ended September 30, 2006, from $77.9 million for the three months ended September 30, 2005, due to increased costs to support greater origination volume.

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2006 and 2005, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $173.9 million for the three months ended September 30, 2006, from $165.9 million for the three months ended September 30, 2005, as a result of an increase in finance receivables. As an annualized percentage of average finance receivables, the provision for loan losses was 5.8% and 7.3% for the three months ended September 30, 2006 and 2005, respectively. The provision for loan losses as a percentage of average finance receivables was higher for the three months ended September 30, 2005, because of the impact of Hurricane Katrina and an increase in estimated losses inherent in the portfolio due to economic conditions.

Interest expense increased to $143.5 million for the three months ended September 30, 2006, from $90.3 million for the three months ended September 30, 2005. Average debt outstanding was $11,134.1 million and $8,458.5 million for the three months ended September 30, 2006 and 2005, respectively. Our effective rate of interest paid on our debt increased to 5.1% for the three months ended September 30, 2006, compared to 4.2% for the three months ended September 30, 2005, due to an increase in market interest rates and a continued run-off of older securitizations with lower interest costs.

Our effective income tax rate was 36.9% and 37.2% for the three months ended September 30, 2006 and 2005, respectively.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Unrealized losses on credit enhancement assets	$(2,610)	$(4,008)
Unrealized (losses) gains on cash flow hedges	(8,255)	8,206
Canadian currency translation adjustment	(161)	4,991
Income tax benefit (provision)	3,995	(1,562)

	$(7,031)	$7,627

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Unrealized gains (losses) related to changes in credit loss assumptions	$346	$(1,811)
Unrealized (losses) gains related to changes in interest rates	(2)	453
Reclassification of unrealized gains into earnings through accretion	(2,954)	(2,650)

	$(2,610)	$(4,008)

Changes in the fair value of credit enhancement assets as a result of modifications to the credit loss assumptions are reported as unrealized gains in other comprehensive (loss) income until realized. Unrealized losses are reported as a reduction in unrealized gains to the extent that there are unrealized gains. If there are no unrealized gains to offset the unrealized losses, the losses are considered to be other-than-temporary and are charged to operations. The cumulative credit loss assumptions used to estimate the fair value of credit enhancement assets are periodically reviewed by us and modified to reflect the actual credit performance for each securitization pool through the reporting date as well as estimates of future losses considering several factors including changes in the general economy. Differences between cumulative credit loss assumptions used in individual securitization pools can be attributed to the original credit attributes of a pool, actual credit performance through the reporting date and pool seasoning to the extent that changes in economic trends will have more of an impact on the expected future performance of less seasoned pools.

We updated the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets resulting in the recognition of unrealized gains of $0.3 million for the three months ended September 30, 2006, and unrealized losses of $1.8 million for the three months ended September 30, 2005.

Net unrealized gains of $3.0 million and $2.7 million were reclassified into earnings through accretion during the three months ended September 30, 2006 and 2005, respectively.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2006	2005
Unrealized (losses) gains related to changes in fair value	$(2,696)	$8,484
Reclassification of net unrealized gains into earnings	(5,559)	(278)

	$(8,255)	$8,206

Unrealized (losses) gains related to changes in fair value for the three months ended September 30, 2006 and 2005, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

We owned 2,644,242 shares of DealerTrack Holdings, Inc. (“DealerTrack”) that had a market value of $22.11 per share at September 30, 2006. This equity investment is classified as available for sale, and changes in its market value are reflected in other comprehensive income. At September 30 and June 30, 2006, the investment is included in other assets on the consolidated balance sheets and valued at $58.5 million. Included in accumulated other comprehensive income on the consolidated balance sheets is $47.5 million in unrealized gains related to our investment in DealerTrack at September 30 and June 30, 2006. Future changes in the market value of our investment in DealerTrack will be reflected in other comprehensive income and accumulated other comprehensive income until such time that the investment is sold either in whole or in part.

In October 2006, DealerTrack completed a secondary public offering of its common stock. As part of the offering, we sold 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million pre-tax gain. We continue to own 689,881 shares of DealerTrack and are contractually prohibited from selling any additional shares until January 2007.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $0.2 million and gains of $5.0 million for the three months ended September 30, 2006 and 2005, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2006 and 2005. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

Finance receivables on our balance sheets include receivables purchased but not yet securitized and receivables securitized by us after September 30, 2002. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses inherent in finance receivables.

Prior to October 1, 2002, we periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables and retained an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on our balance sheets at estimated fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Receivables sold to Trusts that are subsequently charged off decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed our estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings to the extent the write-down exceeds any previously recorded unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$12,218,713	$107,314	$12,326,027

Nonaccretable acquisition fees	(203,474)
Allowance for loan losses	(494,708)

Receivables, net	$11,520,531

Number of outstanding contracts	956,656	11,943	968,599

Average carrying amount of outstanding contract (in dollars)	$12,772	$8,986	$12,726

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.7%

	June 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$11,775,665	$421,037	$12,196,702

Nonaccretable acquisition fees	(203,128)
Allowance for loan losses	(475,529)

Receivables, net	$11,097,008

Number of outstanding contracts	917,484	54,844	972,328

Average carrying amount of outstanding contract (in dollars)	$12,835	$7,677	$12,544

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.8%

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2006
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$732,239	6.0%	$8,038	7.5%	$740,277	6.0%
Greater than 60 days	305,900	2.5	3,415	3.2	309,315	2.5

	1,038,139	8.5	11,453	10.7	1,049,592	8.5
In repossession	54,056	0.4	665	0.6	54,721	0.5

	$1,092,195	8.9%	$12,118	11.3%	$1,104,313	9.0%

	September 30, 2005
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$499,643	5.3%	$160,685	10.1%	$660,328	6.0%
Greater than 60 days	209,599	2.2	76,548	4.8	286,147	2.6

	709,242	7.5	237,233	14.9	946,475	8.6
In repossession	33,911	0.4	10,157	0.6	44,068	0.4

	$743,153	7.9%	$247,390	15.5%	$990,543	9.0%

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

Delinquencies in finance receivables are lower than delinquencies in gain on sale receivables due to improved credit performance on loans originated since February 2003 as a result of tightened credit standards as well as the relative lower overall seasoning of such finance receivables. Delinquencies in finance receivables were higher at September 30, 2006, as compared to September 30, 2005, as a result of seasoning of the finance receivables.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines, as well as certain contractual restrictions in our credit facilities and securitization transactions, limit the number and frequency of deferments that may be granted. Our policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% of accounts currently comprising the managed portfolio will receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended September 30,
	2006	2005
Finance receivables (as a percentage of average finance receivables)	6.3%	6.4%

Gain on sale receivables (as a percentage of average gain on sale receivables)	5.8%	10.7%

Total managed portfolio (as a percentage of average managed receivables)	6.3%	7.2%

The decrease in the accounts receiving a payment deferral as a percentage of average receivables for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is primarily a result of deferrals granted in 2005 in connection with Hurricane Katrina, which increased the quarterly percentage of deferments granted by 0.6% to 7.2% overall (6.6% excluding Hurricane Katrina related deferments), as well as a decrease in 2006 due to lower overall deferrals in the BVAC portfolio.

The following is a summary of deferrals as a percentage of receivables outstanding:

	September 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	77.7%	53.6%	77.5%
Deferred:
1-2 times	18.2	27.0	18.2
3-4 times	4.0	19.3	4.2
Greater than 4 times	0.1	0.1	0.1

Total deferred	22.3	46.4	22.5

Total	100.0%	100.0%	100.0%

	June 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	78.7%	38.7%	77.3%
Deferred:
1-2 times	17.4	35.9	18.1
3-4 times	3.8	25.3	4.5
Greater than 4 times	0.1	0.1	0.1

Total deferred	21.3	61.3	22.7

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our managed finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2006	2005
Finance receivables:
Repossession charge-offs	$223,093	$157,697
Less: Recoveries	(108,789)	(75,082)
Mandatory charge-offs (a)	47,560	26,558

Net charge-offs	$161,864	$109,173

Gain on sale:
Repossession charge-offs	$9,554	$72,384
Less: Recoveries	(4,167)	(28,859)
Mandatory charge-offs (a)	(855)	4,457

Net charge-offs	$4,532	$47,982

Total managed:
Repossession charge-offs	$232,647	$230,081
Less: Recoveries	(112,956)	(103,941)
Mandatory charge-offs (a)	46,705	31,015

Net charge-offs	$166,396	$157,155

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	5.4%	4.8%

Gain on sale receivables	5.9%	9.7%

Total managed portfolio	5.4%	5.7%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	48.8%	47.6%

Gain on sale receivables	43.6%	39.9%

Total managed portfolio	48.6%	45.2%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as an annualized percent of managed receivables for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, resulted primarily from the inclusion of the BVAC portfolio combined with an overall improvement in recovery rates. Excluding BVAC, net charge-offs as an annualized percent of the total managed portfolio was 5.7% for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from the convertible senior notes transaction, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, income taxes and stock repurchases.

We used cash of $1,790.8 million and $1,621.9 million for the purchase of finance receivables during the three months ended September 30, 2006 and 2005, respectively. These purchases were funded initially utilizing cash and credit facilities and subsequently through long-term financing in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of September 30, 2006, credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding
Commercial paper facility	November 2008 (a)(b)	$1,950.0	$231.5
Medium term note facility	October 2007 (a)(c)	650.0	650.0
Repurchase facility	August 2007 (a)	600.0	421.3
Near prime facility	July 2007 (a)	400.0	262.6
Bay View credit facility	September 2007 (a)	450.0	237.6
Bay View receivables funding facility	November 2014 (d)		168.1

		$4,050.0	$1,971.1

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	$150.0 million of this facility matures in November 2006, and the remaining $1,800.0 million matures in November 2008.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa. In September 2006, we exercised our call option on the facility to terminate the debt in October 2006. Subsequent to the call and prior to paying off the debt, the facility was unavailable to pledge new receivables.
(d)	No additional borrowings are allowed under this facility which has an early redemption option in December 2006.

In July 2006, we renewed our near prime facility, extending the maturity to July 2007.

In August 2006, we amended our repurchase facility, increasing the facility limit to $600.0 million through February 2007. After February 2007, the facility limit will be reduced to $500.0 million with a final maturity of August 2007.

In September 2006, we renewed our BVAC credit facility, extending the maturity to September 2007.

In October 2006, we amended our commercial paper facility to increase the facility limit to $2,500.0 million and extended the maturity date to October 2009.

In October 2006, we entered into a $750.0 million medium term note facility that will mature in October 2009. This facility replaced the $650.0 million medium term note facility that was terminated subsequent to September 30, 2006.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss, delinquency and repossession ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of September 30, 2006, our credit facilities were in compliance with all covenants.

Securitizations

We have completed 55 securitization transactions through September 30, 2006(a). The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions(b) is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2006
Gain on sale:
2002-D	September 2002	$600.0	$58.7
BV2003-LJ-1	August 2003	193.3	39.3

Total gain on sale transactions		793.3	98.0

Secured financing:
2002-E-M	October 2002	1,700.0	195.7
2003-A-M	April 2003	1,000.0	142.0
2003-B-X	May 2003	825.0	129.4
2003-C-F	September 2003	915.0	143.9
2003-D-M	October 2003	1,200.0	246.4
2004-A-F	February 2004	750.0	169.6
2004-B-M	April 2004	900.0	232.7
2004-1	June 2004	575.0	166.7
2004-C-A	August 2004	800.0	295.8
2004-D-F	November 2004	750.0	306.3
2005-A-X	February 2005	900.0	407.7
2005-1	April 2005	750.0	335.1
2005-B-M	June 2005	1,350.0	751.2
2005-C-F	August 2005	1,100.0	703.4
2005-D-A	November 2005	1,400.0	1,005.4
2006-1	March 2006	945.0	755.8
2006-R-M	May 2006	1,200.0	1,199.8
2006-A-F	July 2006	1,350.0	1,302.5
2006-B-G	September 2006	1,200.0	1,199.9
BV2005-LJ-1	February 2005	232.1	120.5
BV2005-LJ-2	July 2005	185.6	111.9
BV2005-3	December 2005	220.1	159.4

Total secured financing transactions		20,247.8	10,081.1

Total active securitizations		$21,041.1	$10,179.1

(a)	Excludes securitization Trusts originated by BVAC prior to its acquisition by us.
(b)	Transactions originally totaling $25,551.5 million have been paid off as of September 30, 2006.

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer and may include the use of reinsurance and other alternative credit enhancement products to reduce the required initial deposit to the restricted cash account and initial overcollateralization. The insurance policy covers timely payment of interest and ultimate payment of principal to the investors in a securitization transaction. We currently have no outstanding commitments to obtain reinsurance or other alternative credit enhancement products and will likely provide initial credit enhancement requirements in future securitization transactions from our existing capital resources. Since the beginning of calendar year 2003, with respect to our securitization transactions covered by a financial guaranty insurance policy, initial cash requirements and overcollateralization levels have ranged from 9.5% to 12.0%, with our most recent transaction completed in September 2006 at 9.5%. Target credit enhancement has ranged as high as 18.5% and in our most recent transaction was 14.0%. Under this structure, we typically expect to begin to receive cash distributions approximately six to ten months after receivables are securitized.

Our second type of securitization structure involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. The subordinated asset-backed securities replace a portion of our credit enhancement required in a securitization transaction in a manner similar to the utilization of insurance or other alternative credit enhancements described in the preceding paragraph. Our most recent securitization transaction involving the sale of subordinated asset-backed securities completed in March 2006 required an initial cash deposit and overcollateralization level of 7.0% of the original receivable pool balance, and target credit enhancement levels must reach 16.5% of the receivable pool balance before excess cash is used to repay the Class E bonds. Subsequent to the payoff of Class E bonds, excess cash is distributed to us. Under this structure, we typically expect to begin to receive cash distributions approximately 22 to 26 months after receivables are securitized.

Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2006	2005
Initial credit enhancement deposits:
Secured financing Trusts:
Restricted cash	$45.7	$23.8
Overcollateralization	109.5	89.2
Distributions from Trusts:
Gain on sale Trusts	76.0	143.0
Secured financing Trusts	215.1	153.1

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Generally, our securitization transactions insured by financial guaranty insurance providers prior to September 2005 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. In one of our securitization transactions, if a secured party receives a notice of a rating agency review for downgrade or if there is a downgrade of any class of notes (without taking into consideration the presence of the financial guaranty insurance policy) excess cash flows from other securitization transactions insured by the same insurance provider would be utilized to satisfy any increased target credit enhancement requirements. Our securitization transactions insured by financial guaranty insurance policies after August 2005 do not contain any cross-collateralization provisions.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2006, no such termination events have occurred with respect to any of the Trusts formed by us.

Convertible Senior Notes

In September 2006, we issued $550.0 million of convertible senior notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, of which $275.0 million are due in 2011 bearing interest at a rate of 0.75% per annum and $275.0 million are due in 2013 bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. In connection with the issuance of the notes, we entered into a registration rights agreement that requires us to file a shelf registration statement relating to the resale of the notes, the subsidiary guarantees and the shares of common stock into which the notes are convertible. If the registration statement has not become effective within 180 days from the original issuance of the notes or ceases to remain effective, we will be required to pay additional interest to the noteholders during the time that the registration statement is not effective at a rate of 0.5% per annum through September 2008.

In connection with the issuance of these convertible senior notes, we used net proceeds of $246.8 million to purchase 10,109,500 shares of our common stock.

In conjunction with the issuance of the convertible senior notes, we purchased call options that entitle us to purchase shares of our common stock in an amount equal to the number of shares issued upon conversion of the notes at $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. These call options are expected to allow us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised.

We also sold warrants to purchase 9,796,408 shares of our common stock at $35 per share and 9,012,713 shares of our common stock at $40 per share for the notes due in 2011 and 2013, respectively. In no event are we required to deliver a number of shares in connection with the exercise of these warrants in excess of twice the aggregate number of shares initially issuable upon the exercise of the warrants.

We have analyzed the conversion feature, call option and warrant transactions under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock,” and determined they meet the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants are reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

Stock Repurchases

On September 12, 2006, we announced the approval of another stock repurchase plan by our Board of Directors. The new stock repurchase plan authorizes us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions based on market conditions. The cumulative amount of the stock repurchases authorized by our Board of Directors since April 2004 is $1,546.8 million.

During the three months ended September 30, 2006 and 2005, we repurchased 13,462,430 shares of our common stock at an average cost of $24.06 per share and 8,077,131 shares of our common stock at an average cost of $25.27 per share, respectively.

As of October 31, 2006, we had repurchased $1,246.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $300.0 million of our common stock.

Operating Plan

We believe that we have sufficient liquidity to achieve our growth strategies. As of September 30, 2006, we had unrestricted cash balances of $840.8 million. Assuming that origination volume ranges from $7.2 billion to $7.8 billion during fiscal 2007 and the initial credit enhancement requirement for our securitization transactions remains at 9.5% (the level for the most recent securitization covered by a financial guaranty insurance policy, completed in September 2006) we would require $684.0 million to $741.0 million in cash or liquidity to fund initial credit enhancement over that period. We expect that cash distributions from our securitization transactions will exceed the funding requirement for initial credit enhancement deposits during fiscal 2007. We will continue to require the execution of additional securitization transactions during fiscal 2007. There can be no assurance that funding will be available to us through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on our consolidated balance sheets. See Liquidity and Capital Resources – Securitizations for a detailed discussion of our securitization transactions.

INTEREST RATE RISK

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

In January 2005, we entered into interest rate swap agreements to hedge the variability in interest payments on our medium term notes facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other assets on the consolidated balance sheets. Subsequent to September 30, 2006, these agreements matured.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments, the regular sale or pledging of receivables to securitization Trusts, pre-funding of securitization transactions and the use of revolving structures.

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

Additionally, in May 2006, we issued a “revolving” securitization transaction that allows us to replace receivables as they amortize down rather than paying down the outstanding debt balance for a period of one year subject to compliance with certain covenants. The use of this type of transaction allows us to finance approximately 50% more receivables than in our typical amortizing securitization structure at that borrowing cost.

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

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of FIN 48.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for our fiscal year ending June 30, 2007, with early adoption encouraged. Management does not expect SAB 108 to have any impact on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended June 30, 2006. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because our funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact our profitability. Therefore, we employ various hedging strategies to minimize the risk of interest rate fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” for additional information regarding such market risks.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 16, 2006, the Court entered an Order dismissing the Pierce case as to all remaining claims and as to all parties, with prejudice. The plaintiff filed a notice of appeal on September 15, 2006 but later informed us of its desire to withdraw the notice of appeal. Accordingly, on October 10, 2006, we, the plaintiff and the other defendants jointly filed a motion to withdraw the notice of appeal, which was granted by the Court on October 23, 2006. The Pierce case has now been resolved in our favor.

Two shareholder derivative actions were also brought against us. On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations in both of the derivative actions are essentially the same as those in the above-referenced consolidated class action. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the federal court entered an Order dismissing the Rosenthal case, with prejudice. The plaintiff did not file a notice of appeal within the time permitted and the Rosenthal case has been resolved in our favor. Our motion to dismiss the Harris case is pending in state court but we believe that this matter will also be resolved in our favor.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we repurchased shares as follows (dollars in thousands, except per share amounts):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program
August 2006 (a)	2,121,600	$23.17	2,121,600	$28,028
September 2006 (a)(b)	11,340,830	$24.23	1,231,330	$300,000	(c)

(a)	On October 25, 2005, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.
(b)	Includes $246.8 million of the net proceeds from our convertible senior notes offering used to purchase 10,109,500 shares of our common stock.
(c)	On September 12, 2006, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 25, 2006.

The following proposals were adopted by the margins indicated:

1.	Election of two directors to terms of office expiring at the Annual Meeting of Shareholders in 2009, or until their successors are elected and qualified.

Nominees for Terms Expiring in 2009	For	Withheld
Daniel E. Berce	111,276,346	5,314,485
James H. Greer	109,966,854	6,623,977

The directors who are continuing to hold office are John R. Clay, A. R. Dike, Douglas K. Higgins, Kenneth H. Jones, Jr. and Clifton H. Morris, Jr.

2.	Approval of the proposal to implement a majority vote policy by taking steps to amend the AmeriCredit Corp. corporate governance documents to establish a majority vote standard that provides that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders; retain a plurality vote standard for director elections in which the number of director nominees exceeds the number of board seats; establish post-election policies and procedures to address the status of any director nominee that fails to be elected; and disclose the post-election policies in the proxy statement.

For	Against	Withheld	Broker Non-Votes
77,790,313	22,860,343	162,478	15,777,697

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

10.1	Registration Rights Agreement, dated as of September 18, 2006, among AmeriCredit Corp., as issuer, and Credit Suisse securities (USA) LLC, Deutsche Bank Securities Inc. and J. P. Morgan Securities Inc., as initial purchasers, in connection with AmeriCredit’s $250,000,000 0.75% Convertible Senior Notes due 2011 and $250,000,000 2.125% Convertible Senior Notes due 2013

10.2	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 0.75% Convertible Senior Notes due 2011

10.3	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 2.125% Convertible Senior Notes due 2013

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 8, 2006	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer