Form 10-Q
period 2006-12-31
AMERICREDIT CORP
filed 2007-02-08
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

There were 117,422,745 shares of common stock, $0.01 par value outstanding as of January 31, 2007.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2006	June 30, 2006
ASSETS
Cash and cash equivalents	$897,386	$513,240
Finance receivables, net	11,857,385	11,097,008
Restricted cash – securitization notes payable	865,591	860,935
Restricted cash –credit facilities	149,173	140,042
Credit enhancement assets	6,061	104,624
Property and equipment, net	54,796	57,225
Deferred income taxes	99,657	78,789
Other assets	183,211	216,002

Total assets	$14,113,260	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$2,400,881	$2,106,282
Securitization notes payable	8,907,498	8,518,849
Convertible senior notes	750,000	200,000
Funding payable	56,484	54,623
Accrued taxes and expenses	141,548	155,799
Other liabilities	14,212	23,426

Total liabilities	12,270,623	11,058,979

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 172,892,253 and 169,459,291 shares issued	1,729	1,695
Additional paid-in capital	1,236,709	1,217,445
Accumulated other comprehensive income	43,380	74,282
Retained earnings	1,809,479	1,639,817

	3,091,297	2,933,239

Treasury stock, at cost (55,607,217 and 42,126,843 shares)	(1,248,660)	(924,353)

Total shareholders’ equity	1,842,637	2,008,886

Total liabilities and shareholders’ equity	$14,113,260	$13,067,865

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue
Finance charge income	$502,217	$394,075	$986,574	$767,811
Servicing income	979	21,445	8,438	46,786
Other income	72,440	32,608	104,245	53,794

	575,636	448,128	1,099,257	868,391

Costs and expenses
Operating expenses	94,095	83,919	182,383	161,784
Provision for loan losses	174,800	125,865	348,705	291,725
Interest expense	155,860	101,179	299,331	191,450
Restructuring charges, net	77	93	386	252

	424,832	311,056	830,805	645,211

Income before income taxes	150,804	137,072	268,452	223,180
Income tax provision	55,378	50,498	98,790	82,573

Net income	95,426	86,574	169,662	140,607

Other comprehensive (loss) income
Unrealized losses on credit enhancement assets	(171)	(4,072)	(2,781)	(8,080)
Unrealized (losses) gains on cash flow hedges	(973)	838	(9,228)	9,044
Increase in fair value of equity investment	6,131	53,359	6,131	53,359
Reclassification of gain on sale of equity investment into earnings	(36,196)	(8,847)	(36,196)	(8,847)
Foreign currency translation adjustment	(4,104)	(16)	(4,265)	4,975
Income tax benefit (provision)	11,442	(15,211)	15,437	(16,773)

Other comprehensive (loss) income	(23,871)	26,051	(30,902)	33,678

Comprehensive income	$71,555	$112,625	$138,760	$174,285

Earnings per share
Basic	$0.82	$0.65	$1.41	$1.02

Diluted	$0.74	$0.59	$1.27	$0.93

Weighted average shares outstanding	115,834,752	133,701,322	120,518,553	138,218,408

Weighted average shares and assumed incremental shares	130,153,556	148,325,483	134,935,826	152,958,115

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$169,662	$140,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,497	18,129
Accretion and amortization of loan fees	(13,959)	(6,748)
Provision for loan losses	348,705	291,725
Deferred income taxes	3,568	(2,084)
Accretion of present value discount	(5,955)	(22,658)
Stock-based compensation expense	9,321	9,298
Gain on sale of available for sale securities	(36,196)	(8,847)
Other	2,446	(689)
Changes in assets and liabilities:
Other assets	3,305	9,910
Accrued taxes and expenses	(13,355)	(19,047)

Net cash provided by operating activities	487,039	409,596

Cash flows from investing activities
Purchases of receivables	(3,740,828)	(3,146,643)
Principal collections and recoveries on receivables	2,631,281	1,952,779
Distributions from gain on sale Trusts	92,709	253,673
Purchases of property and equipment	(3,001)	(2,249)
Sale of property		34,807
Proceeds from sale of equity investment	44,300	11,992
Change in restricted cash – securitization notes payable	(4,629)	(63,967)
Change in restricted cash – credit facilities	(9,131)	(70,874)
Change in other assets	1,948	2,583

Net cash used by investing activities	(987,351)	(1,027,899)

Cash flows from financing activities
Net change in credit facilities	294,599	241,933
Issuance of securitization notes payable	2,550,000	2,500,000
Payments on securitization notes payable	(2,163,227)	(1,791,525)
Retirement of senior notes		(13,200)
Issuance of convertible senior notes	550,000
Debt issuance costs	(23,914)	(8,133)
Proceeds from sale of warrants	93,086
Purchase of call option on common stock	(145,710)
Repurchase of common stock	(323,964)	(398,929)
Net proceeds from issuance of common stock	43,226	9,181
Other net changes	12,521	(484)

Net cash provided by financing activities	886,617	538,843

Net increase (decrease) in cash and cash equivalents	386,305	(79,460)
Effect of Canadian exchange rate changes on cash and cash equivalents	(2,159)	2,104
Cash and cash equivalents at beginning of period	513,240	663,501

Cash and cash equivalents at end of period	$897,386	$586,145

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

The consolidated financial statements as of December 31, 2006, and for the three and six months ended December 31, 2006 and 2005, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

Stock-based Compensation

The fair value of stock-based compensation granted or modified during the three and six months ended December 31, 2006 and 2005, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Expected dividends	0	0	0	0
Expected volatility	32.6%	38.4%	32.6%	38.4%
Risk-free interest rate	4.9%	4.3%	4.9%	4.3%
Expected life	1.2 years	3.1 years	1.2 years	3.1 years

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

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2006	June 30, 2006
Finance receivables unsecuritized, net of fees	$2,815,945	$2,415,000
Finance receivables securitized, net of fees	9,732,980	9,360,665
Less nonaccretable acquisition fees	(178,405)	(203,128)
Less allowance for loan losses	(513,135)	(475,529)

	$11,857,385	$11,097,008

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,579.3 million and $2,227.3 million pledged under our credit facilities as of December 31 and June 30, 2006, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $622.5 million and $574.8 million of delinquent finance receivables as of December 31 and June 30, 2006, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we record a discount on finance receivables repurchased upon the exercise of a cleanup call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$203,474	$203,687	$203,128	$199,810
Purchases of receivables	1,711	6,021	9,195	13,610
Net charge-offs	(26,780)	(4,807)	(33,918)	(8,519)

Balance at end of period	$178,405	$204,901	$178,405	$204,901

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$494,708	$401,807	$475,529	$341,408
Provision for loan losses	174,800	125,865	348,705	291,725
Net charge-offs	(156,373)	(123,536)	(311,099)	(228,997)

Balance at end of period	$513,135	$404,136	$513,135	$404,136

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Receivables securitized	$601,800	$1,513,514	$2,975,741	$2,702,705
Net proceeds from securitization		1,400,000	2,550,000	2,500,000
Servicing fees:
Sold	315	10,450	2,483	24,585
Secured financing (a)	63,243	53,970	125,361	104,887
Distributions:
Sold	16,692	110,655	92,709	253,673
Secured financing	200,553	143,059	415,637	296,174

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of December 31 and June 30, 2006, we were servicing $9,777.3 million and $9,795.1 million, respectively, of finance receivables that have been sold or transferred in securitization transactions.

NOTE 4 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of our retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	December 31, 2006 (a)	June 30, 2006
Interest-only receivables from Trusts	$671	$3,645
Investments in Trust receivables		41,018
Restricted cash – gain on sale Trusts	5,390	59,961

	$6,061	$104,624

(a)	We had one acquired gain on sale Trust remaining at December 31, 2006.

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$24,075	$399,015	$104,624	$541,790
Distributions from Trusts	(16,692)	(110,655)	(92,709)	(253,673)
Receivables repurchased under clean-up call options	(1,659)	(3,793)	(8,155)	(11,288)
Accretion of present value discount	305	9,272	1,925	18,586
Other-than-temporary impairment				(457)
Change in unrealized gain	32	(2,690)	376	(4,048)
Foreign currency translation adjustment		(1)		238

Balance at end of period	$6,061	$291,148	$6,061	$291,148

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	December 31, 2006	June 30, 2006
Cumulative credit losses	2.2% (a)	12.5% - 14.3% (b)
Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	n/a	9.8%
Restricted cash	9.8%	9.8%

(a)	We had one acquired gain on sale Trust remaining at December 31, 2006.
(b)	Excludes cumulative credit loss assumption of 2.3% related to the acquired gain on sale Trust at June 30, 2006.

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

NOTE 5 – EQUITY INVESTMENT

We held an equity investment in DealerTrack Holdings, Inc. (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. We owned 689,881 and 2,644,242 shares of DealerTrack with a market value of $29.42 and $22.11 per share at December 31 and June 30, 2006, respectively. This equity investment is classified as available for sale, and changes in its market value are reflected in other comprehensive income. At December 31 and June 30, 2006, the investment is included in other assets on the consolidated balance sheets and is valued at $20.3 million and $58.5 million, respectively. Included in accumulated other comprehensive income on the consolidated balance sheets is $17.4 million and $47.5 million in unrealized gains related to our investment in DealerTrack at December 31 and June 30, 2006, respectively.

In October 2006, DealerTrack completed a secondary public offering of its common stock. As part of the offering, we sold 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million pre-tax gain.

In January 2007, we sold our remaining investment in DealerTrack, consisting of 689,881 shares, for net proceeds of $27.05 per share, resulting in a $15.8 million pre-tax gain.

NOTE 6 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	December 31, 2006	June 30, 2006
Commercial paper facility	$386,087	$358,800
Medium term note facility	750,000	650,000
Repurchase facility	550,022	482,628
Near prime facility	234,383	293,394
Bay View credit facility	480,389	133,180
Bay View receivables funding facility		188,280

	$2,400,881	$2,106,282

Further detail regarding terms and availability of the credit facilities as of December 31, 2006, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (e)
Commercial paper facility:
October 2009 (a)	$2,500,000	$386,087	$442,925	$4,425
Medium term note facility:
October 2009 (a)(b)	750,000	750,000	807,636	18,761
Repurchase facility:
August 2007 (a)(c)	600,000	550,022	592,594	28,042
Near prime facility:
July 2007 (a)	400,000	234,383	240,314	2,441
Bay View credit facility:
September 2007 (a)(d)	650,000	480,389	495,866	6,144

	$4,900,000	$2,400,881	$2,579,335	$59,813

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	After February 2007, the facility limit will be reduced to $500.0 million with a final maturity of August 2007.
(d)	In December 2006, we amended the agreement to increase the facility limit to $650.0 million through June 2007. After June 2007, the facility limit will be reduced to $450.0 million with a final maturity of September 2007.
(e)	These amounts do not include cash collected on finance receivables pledged of $89.4 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of December 31, 2006, we were in compliance with all covenants in our credit facilities.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $7.4 million and $5.8 million as of December 31 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets.

NOTE 7 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized to interest expense over the expected term of the securitizations; accordingly, unamortized costs of $19.7 million and $21.4 million as of December 31 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of December 31, 2006, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2003-A-M	November 2009	$1,000,000	2.6%	$127,139	$115,085
2003-B-X	January 2010	825,000	2.3%	116,797	106,489
2003-C-F	May 2010	915,000	2.8%	132,540	116,817
2003-D-M	August 2010	1,200,000	2.3%	234,061	207,186
2004-A-F	February 2011	750,000	2.3%	163,199	143,549
2004-B-M	March 2011	900,000	2.2%	227,199	200,016
2004-1	July 2010	575,000	3.7%	197,422	143,244
2004-C-A	May 2011	800,000	3.2%	291,402	256,064
2004-D-F	July 2011	750,000	3.1%	299,751	269,540
2005-A-X	October 2011	900,000	3.7%	399,644	356,309
2005-1	May 2011	750,000	4.5%	363,390	279,751
2005-B-M	May 2012	1,350,000	4.1%	740,053	661,103
2005-C-F	June 2012	1,100,000	4.5%	681,959	620,971
2005-D-A	November 2012	1,400,000	4.9%	972,259	893,509
2006-1	May 2013	945,000	5.3%	715,042	659,345
2006-RM	January 2014	1,200,000	5.4%	1,232,384	1,199,845
2006-A-F	September 2013	1,350,000	5.6%	1,269,557	1,183,083
2006-B-G	September 2013	1,200,000	5.2%	1,223,684	1,143,212
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	106,449	107,758
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	98,301	100,411
BV2005-3 (a)	June 2014	220,107	5.1%	140,748	144,211

		$18,547,803		$9,732,980	$8,907,498

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

With respect to our securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified restricted cash requirements would be increased.

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

NOTE 8 – CONVERTIBLE SENIOR NOTES

Convertible senior notes as of December 31, 2006, consist of the following (dollars in thousands):

Issue Date	Interest Rate	Maturity Date	Note Balance
November 2003	1.75%	November 2023	$200,000
September 2006	0.75%	September 2011	275,000
September 2006	2.125%	September 2013	275,000

			$750,000

Debt issuance costs relating to convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $14.4 million and $2.5 million are included in other assets on the consolidated balance sheets as of December 31 and June 30, 2006, respectively.

In September 2006, we issued $550.0 million of convertible senior notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, of which $275.0 million are due in 2011 bearing interest at a rate of 0.75% per annum and $275.0 million are due in 2013 bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. In connection with the issuance of the notes, we filed a shelf registration statement relating to the resale of the notes, the subsidiary guarantees and the shares of common stock into which the notes are convertible. If the registration statement ceases to remain effective, we will be required to pay additional interest to the noteholders during the time that the registration statement is not effective at a rate of 0.5% per annum through September 2008.

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

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2006, we had interest rate swap agreements associated with our securitization Trusts, our medium term note facility and a portion of our Bay View Acceptance Corp. portfolio with underlying notional amounts of $1,149.6 million and $1,293.8 million, respectively. The fair value of our interest rate swap agreements of $7.2 million and $18.7 million as of December 31 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $6.0 million and $15.2 million included in accumulated other comprehensive income as of December 31 and June 30, 2006, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three and six month periods ended December 31, 2006 and 2005. We estimate approximately $4.8 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of December 31 and June 30, 2006, we had interest rate cap agreements with underlying notional amounts of $4,729.4 million and $3,733.3 million, respectively. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries of $8.4 million and $15.4 million as of December 31 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us of $8.2 million and $14.8 million as of December 31 and June 30, 2006, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31 and June 30, 2006, these restricted cash accounts totaled $11.3 million and $13.2 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the convertible senior notes was $750.0 million and $200.0 million as of December 31 and June 30, 2006, respectively. See guarantor consolidating financial statements in Note 16.

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

On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations include, among other things, that deferments were improperly granted by us to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing us to misrepresent our financial performance. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the federal court entered an Order dismissing the Rosenthal case, with prejudice. The plaintiff filed a notice of appeal within the time permitted but later withdrew its notice of appeal with the court’s consent. Accordingly, the Rosenthal case has been resolved in our favor. On January 3, 2007, the state court orally granted our motion to dismiss the Harris case, although the written order has not yet been entered. This dismissal is subject to appeal by the plaintiff.

NOTE 11 – COMMON STOCK

On September 12, 2006, we announced the approval of another stock repurchase plan by our Board of Directors. The new stock repurchase plan authorizes us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions based on market conditions. We did not repurchase any stock during the three months ended December 31, 2006. The cumulative amount of stock repurchases authorized by our Board of Directors since April 2004 is $1,546.8 million.

The following summarizes share repurchase activity:

	Three Months Ended December 31,	Six Months Ended December 31,
	2005	2006	2005
Number of shares	8,378,643	13,462,430	16,455,774

Average price per share	$23.25	$24.06	$24.24

As of January 31, 2007, we had repurchased $1,246.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $300.0 million of our common stock.

In January 2007, 53.6 million treasury shares were cancelled and were restored to the status of authorized but unissued shares. Our outstanding common stock was not impacted by this action and there were 117,422,745 shares outstanding at January 31, 2007.

NOTE 12 - RESTRUCTURING CHARGES

As of December 31, 2006, total costs incurred to date related to our restructuring activities include $22.3 million in personnel-related costs and $70.4 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the six months ended December 31, 2006, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2006	$1,066	$11,673	$2,577	$15,316
Cash settlements	(730)	(2,100)		(2,830)
Non-cash settlements		(78)	(708)	(786)
Adjustments		282	104	386

Balance at December 31, 2006	$336	$9,777	$1,973	$12,086

NOTE 13 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$95,426	$86,574	$169,662	$140,607
Interest expense related to convertible senior notes, net of related tax effects	721	720	1,442	1,436

Adjusted net income	$96,147	$87,294	$171,104	$142,043

Weighted average shares outstanding	115,834,752	133,701,322	120,518,553	138,218,408

Incremental shares resulting from assumed conversions:
Stock-based compensation	2,825,351	3,130,631	2,927,875	3,231,175
Warrants	788,248	788,325	784,193	803,327
Convertible senior notes	10,705,205	10,705,205	10,705,205	10,705,205

	14,318,804	14,624,161	14,417,273	14,739,707

Weighted average shares and assumed incremental shares	130,153,556	148,325,483	134,935,826	152,958,115

Earnings per share:
Basic	$0.82	$0.65	$1.41	$1.02

Diluted	$0.74	$0.59	$1.27	$0.93

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million and 0.8 million shares of common stock at December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares and 11.2 million shares of common stock at December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2006	2005
Interest costs (none capitalized)	$303,385	$236,680
Income taxes	98,068	116,971

NOTE 15 – SUBSEQUENT EVENTS

On January 1, 2007, we completed our acquisition of Long Beach Acceptance Corp. (“LBAC”). LBAC was the auto finance subsidiary of ACC Capital Holdings. The total consideration paid to ACC Capital Holdings in the all-cash transaction was $282.5 million.

LBAC operates from offices in Paramus, New Jersey and Orange, California and serves auto dealers in 34 states offering auto finance products primarily to consumers with near prime credit scores. As of December 31, 2006, LBAC had approximately $1.8 billion in managed auto receivables.

NOTE 16 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$887,671	$9,715		$897,386
Finance receivables, net		169,647	11,687,738		11,857,385
Restricted cash - securitization notes payable			865,591		865,591
Restricted cash - credit facilities			149,173		149,173
Credit enhancement assets			6,061		6,061
Property and equipment, net	$6,360	48,436			54,796
Deferred income taxes	59,040	(20,885)	61,502		99,657
Other assets	19,539	95,171	68,501		183,211
Due from affiliates	675,796		1,754,546	$(2,430,342)
Investment in affiliates	1,877,419	3,351,554	537,440	(5,766,413)

Total assets	$2,638,154	$4,531,594	$15,140,267	$(8,196,755)	$14,113,260

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,400,881		$2,400,881
Securitization notes payable			8,907,498		8,907,498
Convertible senior notes	$750,000				750,000
Funding payable		$56,016	468		56,484
Accrued taxes and expenses	43,935	37,753	59,860		141,548
Other liabilities	1,582	12,630			14,212
Due to affiliates		2,430,342		$(2,430,342)

Total liabilities	795,517	2,536,741	11,368,707	(2,430,342)	12,270,623

Shareholders’ equity:
Common stock	1,729	75,355	30,627	(105,982)	1,729
Additional paid-in capital	1,236,709	75,791	1,475,105	(1,550,896)	1,236,709
Accumulated other comprehensive income	43,380	27,344	30,274	(57,618)	43,380
Retained earnings	1,809,479	1,816,363	2,235,554	(4,051,917)	1,809,479

	3,091,297	1,994,853	3,771,560	(5,766,413)	3,091,297
Treasury stock	(1,248,660)				(1,248,660)

Total shareholders’ equity	1,842,637	1,994,853	3,771,560	(5,766,413)	1,842,637

Total liabilities and shareholders’ equity	$2,638,154	$4,531,594	$15,140,267	$(8,196,755)	$14,113,260

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$513,240			$513,240
Finance receivables, net		107,370	$10,989,638		11,097,008
Restricted cash - securitization notes payable			860,935		860,935
Restricted cash - credit facilities			140,042		140,042
Credit enhancement assets			104,624		104,624
Property and equipment, net	$6,527	50,698			57,225
Deferred income taxes	(45,684)	80,940	43,533		78,789
Other assets	2,521	160,037	53,812	$(368)	216,002
Due from affiliates	582,204		1,698,481	(2,280,685)
Investment in affiliates	1,726,327	3,308,956	458,820	(5,494,103)

Total assets	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,106,282		$2,106,282
Securitization notes payable			8,566,741	$(47,892)	8,518,849
Convertible senior notes	$200,000				200,000
Funding payable		$54,002	621		54,623
Accrued taxes and expenses	59,360	43,637	53,170	(368)	155,799
Other liabilities	3,649	19,777			23,426
Due to affiliates		2,259,569		(2,259,569)

Total liabilities	263,009	2,376,985	10,726,814	(2,307,829)	11,058,979

Shareholders’ equity:
Common stock	1,695	75,355	30,627	(105,982)	1,695
Additional paid-in capital	1,217,445	75,791	1,460,252	(1,536,043)	1,217,445
Accumulated other comprehensive income	74,282	55,428	35,425	(90,853)	74,282
Retained earnings	1,639,817	1,637,682	2,096,767	(3,734,449)	1,639,817

	2,933,239	1,844,256	3,623,071	(5,467,327)	2,933,239
Treasury stock	(924,353)				(924,353)

Total shareholders’ equity	2,008,886	1,844,256	3,623,071	(5,467,327)	2,008,886

Total liabilities and shareholders’ equity	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$31,742	$470,475		$502,217
Servicing income (loss)		1,472	(493)		979
Other income	$13,989	587,259	1,208,355	$(1,737,163)	72,440
Equity in income of affiliates	103,314	78,063		(181,377)

	117,303	698,536	1,678,337	(1,918,540)	575,636

Costs and expenses
Operating expenses	22,851	2,163	69,081		94,095
Provision for loan losses		3,028	171,772		174,800
Interest expense	3,618	575,657	1,313,748	(1,737,163)	155,860
Restructuring charges, net		77			77

	26,469	580,925	1,554,601	(1,737,163)	424,832

Income before income taxes	90,834	117,611	123,736	(181,377)	150,804

Income tax (benefit) provision	(4,592)	14,297	45,673		55,378

Net income	$95,426	$103,314	$78,063	$(181,377)	$95,426

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

AmeriCredit Corp.

Consolidating Statement of Income

Six Months Ended December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$54,691	$931,883		$986,574
Servicing income (loss)		11,016	(2,578)		8,438
Other income	$22,855	948,169	2,025,329	$(2,892,108)	104,245
Equity in income of affiliates	178,681	138,787		(317,468)

	201,536	1,152,663	2,954,634	(3,209,576)	1,099,257

Costs and expenses
Operating expenses	31,861	13,058	137,464		182,383
Provision for loan losses		(6,194)	354,899		348,705
Interest expense	5,266	943,873	2,242,300	(2,892,108)	299,331
Restructuring charges, net		386			386

	37,127	951,123	2,734,663	(2,892,108)	830,805

Income before income taxes	164,409	201,540	219,971	(317,468)	268,452

Income tax provision	(5,253)	22,859	81,184		98,790

Net income	$169,662	$178,681	$138,787	$(317,468)	$169,662

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

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$169,662	$178,681	$138,787		$(317,468)	$169,662
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,351	5,315	12,831			19,497
Accretion and amortization of loan fees			(1,186)	(12,773)			(13,959)
Provision for loan losses			(6,194)	354,899			348,705
Deferred income taxes		(100,694)	121,099	(16,837)			3,568
Accretion of present value discount			9,396	(15,351)			(5,955)
Stock-based compensation expense		9,321					9,321
Gain on sale of available for sale securities			(36,196)				(36,196)
Other			2,683	(237)			2,446
Equity in income of affiliates		(178,681)	(138,787)			317,468
Changes in assets and liabilities:
Other assets		(5,059)	924	7,440			3,305
Accrued taxes and expenses		(15,433)	(5,732)	7,810			(13,355)

Net cash (used) provided by operating activities		(119,533)	130,003	476,569			487,039

Cash flows from investing activities:
Purchases of receivables			(3,740,828)	(3,605,060)		3,605,060	(3,740,828)
Principal collections and recoveries on receivables			71,391	2,559,890			2,631,281
Net proceeds from sale of receivables			3,605,060			(3,605,060)
Distributions from gain on sale Trusts				92,709			92,709
Purchases of property and equipment			(3,001)				(3,001)
Proceeds from sale of equity investment			44,300				44,300
Change in restricted cash - securitization notes payable				(4,629)			(4,629)
Change in restricted cash - credit facilities				(9,131)			(9,131)
Change in other assets			1,943	5			1,948
Net change in investment in affiliates		953	90,549	(83,946)		(7,556)

Net cash provided (used) by investing activities		953	69,414	(1,050,162)		(7,556)	(987,351)

Cash flows from financing activities:
Net change in credit facilities				294,599			294,599
Issuance of securitization notes payable				2,550,000			2,550,000
Payments on securitization notes payable				(2,163,227)			(2,163,227)
Issuance of convertible senior notes		550,000					550,000
Debt issuance costs		(13,143)		(10,771)			(23,914)
Proceeds from sale of warrants		93,086					93,086
Purchase of call option on common stock		(145,710)					(145,710)
Repurchase of common stock		(323,964)					(323,964)
Net proceeds from issuance of common stock		43,226		14,853		(14,853)	43,226
Other net changes		12,943	(422)				12,521
Net change in due (to) from affiliates		(93,592)	177,175	(102,147)		18,564

Net cash provided (used) by financing activities		122,846	176,753	583,307		3,711	886,617

Net increase (decrease) in cash and cash equivalents		4,266	376,170	9,714		(3,845)	386,305

Effect of Canadian exchange rate changes on cash and cash equivalents		(4,266)	(1,739)	1		3,845	(2,159)

Cash and cash equivalents at beginning of period			513,240				513,240

Cash and cash equivalents at end of period	$		$887,671	$9,715	$		$897,386

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2005

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$140,607	$133,153	$154,125		$(287,278)	$140,607
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,075	6,382	10,672			18,129
Accretion and amortization of loan fees			(1,457)	(5,291)			(6,748)
Provision for loan losses			38,737	252,988			291,725
Deferred income taxes		(80,463)	(12,167)	90,546			(2,084)
Accretion of present value discount			(385)	(22,273)			(22,658)
Stock-based compensation expense		9,298					9,298
Gain on sale of available for sale securities			(8,847)				(8,847)
Other		216	(778)	(127)			(689)
Equity in income of affiliates		(133,153)	(154,125)			287,278
Changes in assets and liabilities:
Other assets		13,460	(13,999)	10,449			9,910
Accrued taxes and expenses		(47,059)	30,648	(2,636)			(19,047)

Net cash (used) provided by operating activities		(96,019)	17,162	488,453			409,596

Cash flows from investing activities:
Purchases of receivables			(3,146,643)	(3,094,354)		3,094,354	(3,146,643)
Principal collections and recoveries on receivables			26,906	1,925,873			1,952,779
Net proceeds from sale of receivables			3,094,354			(3,094,354)
Distributions from gain on sale Trusts			6,923	246,750			253,673
Purchases of property and equipment		1,689	(3,939)	1			(2,249)
Sale of property			34,807				34,807
Proceeds from sale of equity investment			11,992				11,992
Change in restricted cash - securitization notes payable				(63,967)			(63,967)
Change in restricted cash - credit facilities				(70,874)			(70,874)
Change in other assets			2,583				2,583
Net change in investment in affiliates		(889)	885,028	(118,916)		(765,223)

Net cash provided (used) by investing activities		800	912,011	(1,175,487)		(765,223)	(1,027,899)

Cash flows from financing activities:
Net change in credit facilities				241,933			241,933
Issuance of securitization notes payable				2,500,000			2,500,000
Payments on securitization notes payable				(1,791,525)			(1,791,525)
Retirement of senior notes		(13,200)					(13,200)
Debt issuance costs		131		(8,264)			(8,133)
Repurchase of common stock		(398,929)					(398,929)
Net proceeds from issuance of common stock		9,181	71	(766,183)		766,112	9,181
Other net changes		(109)	(375)				(484)
Net change in due (to) from affiliates		493,169	(1,053,050)	556,093		3,788

Net cash provided (used) by financing activities		90,243	(1,053,354)	732,054		769,900	538,843

Net (decrease) increase in cash and cash equivalents		(4,976)	(124,181)	45,020		4,677	(79,460)

Effect of Canadian exchange rate changes on cash and cash equivalents		4,976	1,797	8		(4,677)	2,104

Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$541,117	$45,028	$		$586,145

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

We, through wholly-owned subsidiaries, periodically transfer receivables to securitization trusts (“Trusts”) that issue one or more series of asset-backed securities. The asset-backed securities are, in turn, sold to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to reach credit enhancement requirements required for specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. Certain credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts.

We structure our securitization transactions as secured financings. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction and record a provision for loan losses to cover probable loan losses on the receivables.

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At December 31, 2006, less than one percent of our managed receivables were gain on sale receivables.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corp. (“BVAC”), the auto finance subsidiary of Bay View Capital Corporation. BVAC operates from offices in Covina, California, and serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores.

RECENT DEVELOPMENT

On January 1, 2007, we completed our acquisition of Long Beach Acceptance Corp. (“LBAC”). LBAC was the auto finance subsidiary of ACC Capital Holdings. The total consideration paid to ACC Capital Holdings in the all-cash transaction was $282.5 million.

LBAC operates from offices in Paramus, New Jersey and Orange, California and serves auto dealers in 34 states offering auto finance products primarily to consumers with near prime credit scores. As of December 31, 2006, LBAC had approximately $1.8 billion in managed auto receivables.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of December 31, 2006, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$69,154	$138,308

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Stock-based Compensation

The fair value of each option granted or modified during the three and six months ended December 31, 2006 and 2005, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Expected dividends	0	0	0	0
Expected volatility	32.6%	38.4%	32.6%	38.4%
Risk-free interest rate	4.9%	4.3%	4.9%	4.3%
Expected life	1.2 years	3.1 years	1.2 years	3.1 years

We have not paid out dividends historically, thus the dividend yields are estimated at zero percent.

Our assumption for determining expected volatility reflects an average of the implied and historical volatility rates. Management believes that a combination of market-based measures is currently the best available indicator of expected volatility.

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of options are determined based on our historical option exercise experience and the term of the option.

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income and comprehensive income. The impact of a 10% or 20% increase in our assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three and six months ended December 31, 2006 and 2005.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 as compared to Three Months Ended December 31, 2005

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$12,218,713	$9,462,883
Loans purchased	1,740,767	1,339,526
Loans repurchased from gain on sale Trusts	64,060	186,372
Liquidations and other	(1,474,615)	(1,115,178)

Balance at end of period	$12,548,925	$9,873,603

Average finance receivables	$12,392,922	$9,573,416

The increase in loans purchased during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers, and originations of $129.5 million through the BVAC platform. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $18,330 for the three months ended December 31, 2006, compared to $17,328 for the three months ended December 31, 2005. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2006, decreased to 16.5% from 16.8% during the three months ended December 31, 2005, due to the addition of lower average percentage rates on loans purchased through the BVAC platform.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Finance charge income	$502,217	$394,075
Other income (a)	36,244	23,761
Interest expense	(155,860)	(101,179)

Net margin	$382,601	$316,657

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended December 31,
	2006	2005
Finance charge income	16.1%	16.3%
Other income (a)	1.1	1.0
Interest expense	(5.0)	(4.2)

Net margin as a percentage of average finance receivables	12.2%	13.1%

(a)	Excludes $36.2 million and $8.8 million pre-tax gains recorded from the partial sale of our equity investment in DealerTrack Holdings, Inc. (“DealerTrack”) during the three months ended December 31, 2006 and 2005, respectively.

The decrease in net margin for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, was a result of the lower effective yield on the BVAC portfolio, combined with an increase in interest expense due to higher market interest rates.

Revenue:

Finance charge income increased by 27% to $502.2 million for the three months ended December 31, 2006, from $394.1 million for the three months ended December 31, 2005, primarily due to the increase in average finance receivables. Our effective yield on our finance receivables decreased to 16.1% for the three months ended December 31, 2006, from 16.3% for the three months ended December 31, 2005. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due to a lower effective yield on the BVAC portfolio.

Servicing income consists of the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Servicing fees – gain on sale	$315	$10,450
Accretion	664	10,995

	$979	$21,445

Average gain on sale receivables	$58,069	$1,445,804

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the runoff of our gain on sale receivables portfolio.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $664,000 and $11.0 million during the three months ended December 31, 2006 and 2005, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust.

Other income consists of the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Investment income	$24,860	$15,145
Gain on sale of equity investment	36,196	8,847
Late fees and other income	11,384	8,616

	$72,440	$32,608

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

We held an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the three months ended December 31, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. As part of the IPO, we sold 758,526 shares with an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain. During the three months ended December 31, 2006, we sold an additional 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million gain.

Costs and Expenses:

Operating expenses increased to $94.1 million for the three months ended December 31, 2006, from $83.9 million for the three months ended December 31, 2005, due to increased costs to support greater origination volume and increased finance receivables.

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended December 31, 2006 and 2005, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $174.8 million for the three months ended December 31, 2006, from $125.9 million for the three months ended December 31, 2005, as a result of an increase in finance receivables. As an annualized percentage of average finance receivables, the provision for loan losses was 5.6% and 5.2% for the three months ended December 31, 2006 and 2005, respectively.

Interest expense increased to $155.9 million for the three months ended December 31, 2006, from $101.2 million for the three months ended December 31, 2005. Average debt outstanding was $12,034.4 million and $9,064.4 million for the three months ended December 31, 2006 and 2005, respectively. Our effective rate of interest paid on our debt increased to 5.1% for the three months ended December 31, 2006, compared to 4.4% for the three months ended December 31, 2005, due to an increase in market interest rates and a continued run-off of older securitizations with lower interest costs.

Our effective income tax rate was 36.7% and 36.8% for the three months ended December 31, 2006 and 2005, respectively.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Unrealized losses on credit enhancement assets	$(171)	$(4,072)
Unrealized (losses) gains on cash flow hedges	(973)	838
Increase in fair value of equity investment	6,131	53,359
Reclassification of gain on sale of equity investment into earnings	(36,196)	(8,847)
Canadian currency translation adjustment	(4,104)	(16)
Income tax benefit (provision)	11,442	(15,211)

	$(23,871)	$26,051

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Unrealized gains (losses) related to changes in credit loss assumptions	$24	$(2,671)
Unrealized gains related to changes in interest rates	7	161
Reclassification of unrealized gains into earnings through accretion	(202)	(1,562)

	$(171)	$(4,072)

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

We updated the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets resulting in the recognition of unrealized gains of $24,000 for the three months ended December 31, 2006, and unrealized losses of $2.7 million for the three months ended December 31, 2005.

Net unrealized gains of $202,000 and $1.6 million were reclassified into earnings through accretion during the three months ended December 31, 2006 and 2005, respectively.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Unrealized gains related to changes in fair value	$1,683	$3,316
Reclassification of net unrealized gains into earnings	(2,656)	(2,478)

	$(973)	$838

Unrealized gains related to changes in fair value for the three months ended December 31, 2006 and 2005, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

We owned 689,881 and 2,644,242 shares of DealerTrack with a market value of $29.42 and $22.11 per share at December 31 and June 30, 2006, respectively. This equity investment is classified as available for sale, and changes in its market value are reflected in other comprehensive income. At December 31 and June 30, 2006, the investment is included in other assets on the consolidated balance sheets and valued at $20.3 million and $58.5 million, respectively. Included in accumulated other comprehensive income on the consolidated balance sheets is $17.4 million and $47.5 million in unrealized gains related to our investment in DealerTrack at December 31 and June 30, 2006, respectively.

In October 2006, DealerTrack completed a secondary public offering of its common stock. As part of the offering, we sold 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million pre-tax gain.

In January 2007, we sold our remaining investment in DealerTrack, consisting of 689,881 shares, for net proceeds of $27.05 per share, resulting in a $15.8 million pre-tax gain.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $4.1 million and $16,000 for the three months ended December 31, 2006 and 2005, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended December 31, 2006 and 2005. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

Six Months Ended December 31, 2006 as compared to Six Months Ended December 31, 2005

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2006	2005
Balance at beginning of period	$11,775,665	$8,838,968
Loans purchased	3,424,736	2,859,672
Loans repurchased from gain on sale Trusts	315,153	378,683
Liquidations and other	(2,966,629)	(2,203,720)

Balance at end of period	$12,548,925	$9,873,603

Average finance receivables	$12,173,441	$9,312,002

The increase in loans purchased during the six months ended December 31, 2006, as compared to the six months ended December 31, 2005, was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers, and originations of $263.5 million through the BVAC platform. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables and average age, or seasoning, of the portfolio.

The average new loan size was $18,078 for the six months ended December 31, 2006, compared to $17,424 for the six months ended December 31, 2005. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2006, decreased to 16.4% from 16.6% during the six months ended December 31, 2005, due to the addition of lower average percentage rates on loans purchased through the BVAC platform.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Six Months Ended December 31,
	2006	2005
Finance charge income	$986,574	$767,811
Other income (a)	68,049	44,947
Interest expense	(299,331)	(191,450)

Net margin	$755,292	$621,308

Net margin as a percentage of average finance receivables is as follows:

	Six Months Ended December 31,
	2006	2005
Finance charge income	16.1%	16.3%
Other income (a)	1.1	1.0
Interest expense	(4.9)	(4.1)

Net margin as a percentage of average finance receivables	12.3%	13.2%

(a)	Excludes $36.2 million and $8.8 million pre-tax gains recorded from the partial sale of our equity investment in DealerTrack during the six months ended December 31, 2006 and 2005, respectively.

The decrease in net margin for the six months ended December 31, 2006, as compared to the six months ended December 31, 2005, was a result of the lower effective yield on the BVAC portfolio, combined with an increase in interest expense due to higher market interest rates.

Revenue:

Finance charge income increased by 28% to $986.6 million for the six months ended December 31, 2006, from $767.8 million for the six months ended December 31, 2005, primarily due to the increase in average finance receivables. Our effective yield on our finance receivables decreased to 16.1% for the six months ended December 31, 2006, from 16.3% for the six months ended December 31, 2005. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due to a lower effective yield on the BVAC portfolio.

Servicing income consists of the following (in thousands):

	Six Months Ended December 31,
	2006	2005
Servicing fees – gain on sale	$2,483	$24,585
Other-than-temporary impairment		(457)
Accretion	5,955	22,658

	$8,438	$46,786

Average gain on sale receivables	$181,432	$1,708,097

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the runoff of our gain on sale receivables portfolio. Servicing fees were 2.7% and 2.9%, annualized, of average gain on sale receivables for the six months ended December 31, 2006 and 2005, respectively.

Other-than-temporary impairment of $457,000 for the six months ended December 31, 2005, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $6.0 million and $22.7 million during the six months ended December 31, 2006 and 2005, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust.

Other income consists of the following (in thousands):

	Six Months Ended December 31,
	2006	2005
Investment income	$45,900	$27,263
Gain on sale of equity investment	36,196	8,847
Late fees and other income	22,149	17,684

	$104,245	$53,794

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

We held an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the six months ended December 31, 2005, DealerTrack completed an IPO of its common stock. As part of the IPO, we sold 758,526 shares at an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain. During the six months ended December 31, 2006, we sold an additional 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million gain.

Costs and Expenses:

Operating expenses increased to $182.4 million for the six months ended December 31, 2006, from $161.8 million for the six months ended December 31, 2005, due to increased costs to support greater origination volume and increased finance receivables.

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended December 31, 2006 and 2005, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $348.7 million for the six months ended December 31, 2006, from $291.7 million for the six months ended December 31, 2005, as a result of an increase in finance receivables. As an annualized percentage of average finance receivables, the provision for loan losses was 5.7% and 6.2% for the six months ended December 31, 2006 and 2005, respectively.

Interest expense increased to $299.3 million for the six months ended December 31, 2006, from $191.5 million for the six months ended December 31, 2005. Average debt outstanding was $11,584.3 million and $8,761.7 million for the six months ended December 31, 2006 and 2005, respectively. Our effective rate of interest paid on our debt increased to 5.1% for the six months ended December 31, 2006, compared to 4.3% for the six months ended December 31, 2005, due to an increase in market interest rates and a continued run-off of older securitizations with lower interest costs.

Our effective income tax rate was 36.8% and 37.0% for the six months ended December 31, 2006 and 2005, respectively.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Six Months Ended December 31,
	2006	2005
Unrealized losses on credit enhancement assets	$(2,781)	$(8,080)
Unrealized (losses) gains on cash flow hedges	(9,228)	9,044
Increase in fair value of equity investment	6,131	53,359
Reclassification of gain on sale of equity investment into earnings	(36,196)	(8,847)
Canadian currency translation adjustment	(4,265)	4,975
Income tax benefit (provision)	15,437	(16,773)

	$(30,902)	$33,678

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Six Months Ended December 31,
	2006	2005
Unrealized gains (losses) related to changes in credit loss assumptions	$391	$(4,363)
Unrealized (losses) gains related to changes in interest rates	(16)	495
Reclassification of unrealized gains into earnings through accretion	(3,156)	(4,212)

	$(2,781)	$(8,080)

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

We updated the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets resulting in the recognition of unrealized gains of $391,000 for the six months ended December 31, 2006, and unrealized losses of $4.4 million for the six months ended December 31, 2005.

Net unrealized gains of $3.2 million and $4.2 million were reclassified into earnings through accretion during the six months ended December 31, 2006 and 2005, respectively.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Six Months Ended December 31,
	2006	2005
Unrealized (losses) gains related to changes in fair value	$(1,013)	$11,800
Reclassification of net unrealized gains into earnings	(8,215)	(2,756)

	$(9,228)	$9,044

Unrealized (losses) gains related to changes in fair value for the six months ended December 31, 2006 and 2005, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

We owned 689,881 and 2,644,242 shares of DealerTrack with a market value of $29.42 and $22.11 per share at December 31 and June 30, 2006, respectively. This equity investment is classified as available for sale, and changes in its market value are reflected in other comprehensive income. At December 31 and June 30, 2006, the investment is included in other assets on the consolidated balance sheets and valued at $20.3 million and $58.5 million, respectively. Included in accumulated other comprehensive income on the consolidated balance sheets is $17.4 million and $47.5 million in unrealized gains related to our investment in DealerTrack at December 31 and June 30, 2006, respectively.

In October 2006, DealerTrack completed a secondary public offering of its common stock. As part of the offering, we sold 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million pre-tax gain.

In January 2007, we sold our remaining investment in DealerTrack, consisting of 689,881 shares, for net proceeds of $27.05 per share, resulting in a $15.8 million pre-tax gain.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $4.3 million and gains of $5.0 million for the six months ended December 31, 2006 and 2005, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2006 and 2005. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

CREDIT QUALITY

We provide financing primarily in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

Finance receivables on our balance sheets include receivables purchased but not yet securitized and receivables securitized in transactions which are structured as secured financings. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses inherent in finance receivables.

Prior to October 1, 2002, we periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. We retain an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on our balance sheets at estimated fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Receivables sold to Trusts that are subsequently charged off decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed our estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other-than-temporary impairment charge to earnings to the extent the write-down exceeds any previously recorded unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2006
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$12,548,925	$34,083	$12,583,008

Nonaccretable acquisition fees	(178,405)
Allowance for loan losses	(513,135)

Receivables, net	$11,857,385

Number of outstanding contracts	968,936	2,471	971,407

Average carrying amount of outstanding contract (in dollars)	$12,951	$13,793	$12,953

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.5%

	June 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$11,775,665	$421,037	$12,196,702

Nonaccretable acquisition fees	(203,128)
Allowance for loan losses	(475,529)

Receivables, net	$11,097,008

Number of outstanding contracts	917,484	54,844	972,328

Average carrying amount of outstanding contract (in dollars)	$12,835	$7,677	$12,544

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.8%

The decrease in the allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables at December 31, 2006, compared to June 30, 2006, is due to a change in the timing of losses due to bankruptcy law changes. Additionally, we increased estimates of recovery rates as we continue to expect stability in used vehicle prices.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2006
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$845,140	6.7%	$438	1.3%	$845,578	6.7%
Greater than 60 days	320,217	2.6	102	0.3	320,319	2.6

	1,165,357	9.3	540	1.6	1,165,897	9.3
In repossession	42,909	0.3	53	0.1	42,962	0.3

	$1,208,266	9.6%	$593	1.7%	$1,208,859	9.6%

	December 31, 2005
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$594,053	6.0%	$124,463	11.1%	$718,516	6.5%
Greater than 60 days	247,011	2.5	58,843	5.2	305,854	2.8

	841,064	8.5	183,306	16.3	1,024,370	9.3
In repossession	31,436	0.3	6,163	0.5	37,599	0.4

	$872,500	8.8%	$189,469	16.8%	$1,061,969	9.7%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies in our managed receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our primary target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Delinquencies in finance receivables were higher at December 31, 2006, as compared to December 31, 2005, as a result of seasoning of the finance receivables.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Our policies and guidelines generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our primary customer base and policies and guidelines of the deferral program, approximately 50% of accounts currently comprising the managed portfolio will receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Finance receivables:
(as a percentage of average finance receivables)	6.8%	6.4%	6.5%	6.4%

Gain on sale receivables:
(as a percentage of average gain on sale receivables)	1.3%	9.5%	3.5%	10.1%

Total managed portfolio:
(as a percentage of average managed receivables)	6.7%	6.8%	6.5%	7.0%

The decrease in the accounts receiving a payment deferral as a percentage of average managed receivables for the three and six months ended December 31, 2006, as compared to the three and six months ended December 31, 2005, is primarily a result of deferrals granted in 2005 in connection with Hurricane Katrina. Deferments granted in connection with Hurricane Katrina increased the percentage of deferments granted by 0.7% to 6.8% overall and by 0.6% to 7.0% overall for the three and six months ended December 31, 2005, respectively.

The following is a summary of deferrals as a percentage of finance receivables outstanding:

	December 31, 2006
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	77.5%	97.1%	77.5%
Deferred:
1-2 times	18.5	2.9	18.5
3-4 times	4.0		4.0

Total deferred	22.5	2.9	22.5

Total	100.0%	100.0%	100.0%

	June 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	78.7%	38.7%	77.3%
Deferred:
1-2 times	17.4	35.9	18.1
3-4 times	3.8	25.3	4.5
Greater than 4 times	0.1	0.1	0.1

Total deferred	21.3	61.3	22.7

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our managed finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Finance receivables:
Repossession charge-offs	$289,903	$186,617	$512,996	$344,314
Less: Recoveries	(141,452)	(89,661)	(250,241)	(164,743)
Mandatory charge-offs (a)	34,702	31,387	82,262	57,945

Net charge-offs	$183,153	$128,343	$345,017	$237,516

Gain on sale:
Repossession charge-offs	$973	$55,332	$10,527	$127,716
Less: Recoveries	(417)	(22,598)	(4,584)	(51,457)
Mandatory charge-offs (a)	(272)	3,923	(1,127)	8,380

Net charge-offs	$284	$36,657	$4,816	$84,639

Total managed:
Repossession charge-offs	$290,876	$241,949	$523,523	$472,030
Less: Recoveries	(141,869)	(112,259)	(254,825)	(216,200)
Mandatory charge-offs (a)	34,430	35,310	81,135	66,325

Net charge-offs	$183,437	$165,000	$349,833	$322,155

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	5.9%	5.3%	5.6%	5.1%

Gain on sale receivables	1.9%	10.1%	5.3%	9.8%

Total managed portfolio	5.8%	5.9%	5.6%	5.8%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	48.8%	48.0%	48.8%	47.8%

Gain on sale receivables	42.9%	40.8%	43.5%	40.3%

Total managed portfolio	48.8%	46.4%	48.7%	45.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary seasonally from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as an annualized percent of managed receivables for the three and six months ended December 31, 2006, as compared to the three and six months ended December 31, 2005, resulted primarily from the inclusion of the BVAC portfolio combined with an overall improvement in recovery rates. Excluding BVAC, net charge-offs as an annualized percent of the total managed portfolio were 6.2% and 6.0% for the three and six months ended December 31, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from the convertible senior notes transaction, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, income taxes and stock repurchases.

We used cash of $3,740.8 million and $3,146.6 million for the purchase of finance receivables during the six months ended December 31, 2006 and 2005, respectively. These purchases were funded initially utilizing cash and credit facilities and subsequently through long-term financing in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of December 31, 2006, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Commercial paper facility	October 2009	$2,500.0	$386.1
Medium term note facility	October 2009(b)	750.0	750.0
Repurchase facility	August 2007	600.0	550.0
Near prime facility	July 2007	400.0	234.4
Bay View credit facility	September 2007	650.0	480.4

		$4,900.0	$2,400.9

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.

In July 2006, we renewed our near prime facility, extending the maturity to July 2007.

In August 2006, we amended our repurchase facility, increasing the facility limit to $600.0 million through February 2007. After February 2007, the facility limit will be reduced to $500.0 million with a final maturity of August 2007.

In September 2006, we renewed our BVAC credit facility, extending the maturity to September 2007. In December 2006, we amended our BVAC credit facility, increasing the facility limit to $650.0 million through June 2007. After June 2007, the facility limit will be reduced to $450.0 million with a final maturity of September 2007.

In October 2006, we amended our commercial paper facility to increase the facility limit to $2,500.0 million and extended the maturity date to October 2009.

In October 2006, we entered into a $750.0 million medium term note facility that will mature in October 2009. This facility replaced the $650.0 million medium term note facility that was terminated in October 2006.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. As of December 31, 2006, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 55 securitization transactions through December 31, 2006, excluding securitization Trusts originated by BVAC prior to its acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2006
Gain on sale:
BV2003-LJ-1	August 2003	$193.3	$33.8

Secured financing:
2003-A-M	April 2003	1,000.0	115.1
2003-B-X	May 2003	825.0	106.5
2003-C-F	September 2003	915.0	116.8
2003-D-M	October 2003	1,200.0	207.2
2004-A-F	February 2004	750.0	143.6
2004-B-M	April 2004	900.0	200.0
2004-1	June 2004	575.0	143.2
2004-C-A	August 2004	800.0	256.1
2004-D-F	November 2004	750.0	269.5
2005-A-X	February 2005	900.0	356.3
2005-1	April 2005	750.0	279.8
2005-B-M	June 2005	1,350.0	661.1
2005-C-F	August 2005	1,100.0	621.0
2005-D-A	November 2005	1,400.0	893.5
2006-1	March 2006	945.0	659.3
2006-R-M	May 2006	1,200.0	1,199.8
2006-A-F	July 2006	1,350.0	1,183.1
2006-B-G	September 2006	1,200.0	1,143.2
BV2005-LJ-1	February 2005	232.1	107.8
BV2005-LJ-2	July 2005	185.6	100.4
BV2005-3	December 2005	220.1	144.2

Total secured financing transactions		18,547.8	8,907.5

Total active securitizations		$18,741.1	$8,941.3

(a)	Transactions originally totaling $27,851.5 million have been paid off as of December 31, 2006.

We structure our securitization transactions as secured financings. Finance receivables are transferred to a securitization Trust, which is one of our special purpose finance subsidiaries, and the Trusts issue one or more series of asset-backed securities (securitization notes payable). While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to our creditors or our other subsidiaries.

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to provide credit enhancement required for specific credit ratings for the asset-backed securities issued by the Trusts.

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Our most recent transaction completed in January 2007 had initial cash requirements and overcollateralization levels of 9.0% and target credit enhancement of 13.0%. Under this structure, we typically expect to begin to receive cash distributions approximately six to ten months after receivables are securitized.

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

Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, the collateral characteristics of the receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2006	2005
Initial credit enhancement deposits:
Secured financing Trusts:
Restricted cash	$55.1	$54.1
Overcollateralization	206.8	202.7
Distributions from Trusts:
Gain on sale Trusts	92.7	253.7
Secured financing Trusts	415.6	296.2

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. As of December 31, 2006, no such termination events have occurred with respect to any of the Trusts formed or acquired by us.

Convertible Senior Notes

In September 2006, we issued $550.0 million of convertible senior notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, of which $275.0 million are due in 2011 bearing interest at a rate of 0.75% per annum and $275.0 million are due in 2013 bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. In connection with the issuance of the notes, we filed a shelf registration statement relating to the resale of the notes, the subsidiary guarantees and the shares of common stock into which the notes are convertible. If the registration statement ceases to remain effective, we will be required to pay additional interest to the noteholders during the time that the registration statement is not effective at a rate of 0.5% per annum through September 2008.

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

During the six months ended December 31, 2006 and 2005, we repurchased 13,462,430 shares of our common stock at an average cost of $24.06 per share and 16,455,774 shares of our common stock at an average cost of $24.24 per share, respectively.

As of January 31, 2007, we had repurchased $1,246.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $300.0 million of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have one securitization transaction structured to meet the accounting criteria for a sale of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiaries are not recorded as liabilities on our consolidated balance sheets. See Liquidity and Capital Resources – Securitizations for a detailed discussion of our securitization transactions.

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

In January 2007, we entered into an interest rate swap agreement to hedge the variability in interest payments on a portion of our most recent securitization transaction. This interest rate swap agreement is designated and qualifies as a cash flow hedge.

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

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. Management is currently evaluating the impact of the adoption of FIN 48.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations include, among other things, that deferments were improperly granted by us to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing us to misrepresent our financial performance. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the federal court entered an Order dismissing the Rosenthal case, with prejudice. The plaintiff filed a notice of appeal within the time permitted but later withdrew its notice of appeal with the court’s consent. Accordingly, the Rosenthal case has been resolved in our favor. On January 3, 2007, the state court orally granted our motion to dismiss the Harris case, although the written order has not yet been entered. This dismissal is subject to appeal by the plaintiff.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, we had no share repurchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon by the shareholders and the details of the votes cast by the shareholders on those matters at the Annual Meeting of Shareholders held on October 25, 2006, were reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the Commission on November 8, 2006.

Item 5. OTHER INFORMATION

Not Applicable

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

AmeriCredit Corp.
(Registrant)

Date: February 8, 2007	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer