Form 10-Q
period 2007-03-31
AMERICREDIT CORP
filed 2007-05-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 117,917,932 shares of common stock, $0.01 par value outstanding as of April 30, 2007.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2007	June 30, 2006
ASSETS
Cash and cash equivalents	$615,395	$513,240
Finance receivables, net	14,367,447	11,097,008
Restricted cash – securitization notes payable	1,144,173	860,935
Restricted cash – credit facilities	194,693	140,042
Credit enhancement assets	5,977	104,624
Property and equipment, net	63,393	57,225
Deferred income taxes	153,521	78,789
Goodwill	200,497	14,435
Other assets	139,815	201,567

Total assets	$16,884,911	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$3,004,774	$2,106,282
Securitization notes payable	10,883,909	8,518,849
Convertible senior notes	750,000	200,000
Funding payable	93,170	54,623
Accrued taxes and expenses	188,984	155,799
Other liabilities	14,404	23,426

Total liabilities	14,935,241	11,058,979

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued Common stock, $0.01 par value per share; 230,000,000 shares authorized; 119,782,596 and 169,459,291 shares issued	1,198	1,695
Additional paid-in capital	47,728	1,217,445
Accumulated other comprehensive income	29,497	74,282
Retained earnings	1,913,211	1,639,817

	1,991,634	2,933,239
Treasury stock, at cost (1,880,797 and 42,126,843 shares)	(41,964)	(924,353)

Total shareholders’ equity	1,949,670	2,008,886

Total liabilities and shareholders’ equity	$16,884,911	$13,067,865

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue
Finance charge income	$564,104	$414,440	$1,550,678	$1,182,251
Servicing income	571	15,006	9,009	61,792
Other income	34,797	25,658	102,846	70,605
Gain on sale of equity investment	15,801		51,997	8,847

	615,273	455,104	1,714,530	1,323,495

Costs and expenses
Operating expenses	109,446	89,686	291,829	251,470
Provision for loan losses	189,028	118,769	537,733	410,494
Interest expense	186,610	107,106	485,941	298,556
Restructuring charges, net	757	1,874	1,143	2,126

	485,841	317,435	1,316,646	962,646

Income before income taxes	129,432	137,669	397,884	360,849
Income tax provision	25,700	50,937	124,490	133,510

Net income	103,732	86,732	273,394	227,339

Other comprehensive (loss) income
Unrealized (losses) gains on credit enhancement assets	(275)	2,969	(3,056)	(5,111)
Unrealized (losses) gains on cash flow hedges	(4,597)	584	(13,825)	9,628
(Decrease) increase in fair value of equity investment	(1,634)	873	4,497	54,232
Reclassification of gain on sale of equity investment into earnings	(15,801)		(51,997)	(8,847)
Foreign currency translation adjustment	955	(547)	(3,310)	4,428
Income tax benefit (provision)	7,469	(1,644)	22,906	(18,417)

Other comprehensive (loss) income	(13,883)	2,235	(44,785)	35,913

Comprehensive income	$89,849	$88,967	$228,609	$263,252

Earnings per share
Basic	$0.88	$0.67	$2.29	$1.68

Diluted	$0.80	$0.60	$2.06	$1.53

Weighted average shares
Basic	117,540,639	129,629,967	119,539,921	135,397,387

Diluted	131,166,057	144,954,396	133,693,242	150,332,001

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$273,394	$227,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,025	27,635
Accretion and amortization of loan fees	(17,266)	(12,535)
Provision for loan losses	537,733	410,494
Deferred income taxes	(22,186)	(22,112)
Accretion of present value discount	(6,394)	(30,687)
Stock-based compensation expense	14,375	12,690
Gain on sale of available for sale securities	(51,997)	(8,847)
Other	3,719	314
Changes in assets and liabilities:
Other assets	27,174	83,295
Accrued taxes and expenses	4,485	28,462

Net cash provided by operating activities	787,062	716,048

Cash flows from investing activities
Purchases of receivables	(6,283,184)	(5,093,811)
Principal collections and recoveries on receivables	4,252,500	3,109,116
Distributions from gain on sale Trusts	92,957	346,136
Purchases of property and equipment	(12,737)	(4,253)
Sale of property		34,807
Proceeds from sale of equity investment	62,961	11,992
Acquisition of Long Beach, net of cash acquired	(257,813)
Change in restricted cash – securitization notes payable	(162,773)	(168,884)
Change in restricted cash – credit facilities	(51,387)	353,445
Change in other assets	4,876	3,273

Net cash used by investing activities	(2,354,600)	(1,408,179)

Cash flows from financing activities
Net change in credit facilities	695,970	444,160
Issuance of securitization notes payable	4,248,304	3,445,000
Payments on securitization notes payable	(3,476,673)	(2,745,016)
Retirement of senior notes		(13,200)
Issuance of convertible senior notes	550,000
Debt issuance costs	(28,469)	(11,889)
Proceeds from sale of warrants	93,086
Purchase of call option on common stock	(145,710)
Repurchase of common stock	(323,964)	(422,046)
Net proceeds from issuance of common stock	47,864	24,148
Other net changes	13,198	6,365

Net cash provided by financing activities	1,673,606	727,522

Net increase in cash and cash equivalents	106,068	35,391
Effect of Canadian exchange rate changes on cash and cash equivalents	(3,913)	1,908
Cash and cash equivalents at beginning of period	513,240	663,501

Cash and cash equivalents at end of period	$615,395	$700,800

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

The consolidated financial statements as of March 31, 2007 and June 30, 2006, and for the three and nine months ended March 31, 2007 and 2006, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.

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

Stock-based Compensation

The fair value of stock-based compensation granted or modified during the nine months ended March 31, 2007 and 2006, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2007	2006
Expected dividends	0	0
Expected volatility	32.6%	38.4%
Risk-free interest rate	4.9%	4.3%
Expected life	1.2 years	3.1 years

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – ACQUISITION

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corporation (“LBAC”), the auto finance subsidiary of ACC Capital Holdings. The total consideration in the all-cash transaction, including transaction costs, was approximately $287.7 million. The fair value of the net assets acquired was approximately $96.1 million, which resulted in goodwill of approximately $191.6 million. LBAC serves auto dealers in 34 states offering auto finance products primarily to consumers with near prime credit scores.

The results of operations of LBAC subsequent to the acquisition are included in our consolidated statements of income and comprehensive income. The following unaudited proforma financial information presents a summary of consolidated results of operations of our company as if the acquisition had occurred at the beginning of the periods presented (dollars in thousands except for per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$615,273	$490,092	$1,803,423	$1,423,208
Net income	103,732	88,601	273,591	229,104
Net income per share, basic	0.88	0.68	2.29	1.69
Net income per share, diluted	0.80	0.62	2.06	1.54

These unaudited proforma results have been prepared for comparative purposes only. These results may not be indicative of the results of operations that actually would have resulted had this acquisition occurred at the beginning of the periods presented.

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Finance receivables unsecuritized, net of fees	$3,519,524	$2,415,000
Finance receivables securitized, net of fees	11,604,383	9,360,665
Less nonaccretable acquisition fees	(141,474)	(203,128)
Less allowance for loan losses	(614,986)	(475,529)

	$14,367,447	$11,097,008

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $3,252.1 million and $2,227.3 million pledged under our credit facilities as of March 31, 2007 and June 30, 2006, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $505.1 million and $574.8 million of delinquent finance receivables as of March 31, 2007 and June 30, 2006, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees to finance charge income using the effective interest rate method. We record the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we record a discount on finance receivables repurchased upon the exercise of a clean-up call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$178,405	$204,901	$203,128	$199,810
Repurchase of receivables		6,800	9,195	20,410
Net charge-offs	(36,931)	(7,157)	(70,849)	(15,676)

Balance at end of period	$141,474	$204,544	$141,474	$204,544

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$513,135	$404,136	$475,529	$341,408
Acquisition of Long Beach	41,009		41,009
Provision for loan losses	189,028	118,769	537,733	410,494
Net charge-offs	(128,186)	(114,962)	(439,285)	(343,959)

Balance at end of period	$614,986	$407,943	$614,986	$407,943

NOTE 4 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Receivables securitized	$1,919,503	$1,000,002	$4,895,244	$3,702,707
Net proceeds from securitization	1,698,304	945,000	4,248,304	3,445,000
Servicing fees:
Sold	132	6,977	2,615	31,562
Secured financing (a)	74,970	56,505	200,331	161,392
Distributions:
Sold	248	92,463	92,957	346,136
Secured financing	182,260	147,399	597,897	443,573

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of March 31, 2007 and June 30, 2006, we were servicing $11,642.1 million and $9,795.1 million, respectively, of finance receivables that have been sold or transferred in securitization transactions.

NOTE 5 – CREDIT ENHANCEMENT ASSETS

Credit enhancement assets represent the present value of our retained interests in securitizations accounted for as sales. Credit enhancement assets consist of the following (in thousands):

	March 31, 2007 (a)	June 30, 2006
Interest-only receivables from Trusts	$325	$3,645
Investments in Trust receivables		41,018
Restricted cash – gain on sale Trusts	5,652	59,961

	$5,977	$104,624

(a)	We had one acquired gain on sale Trust remaining at March 31, 2007.

A summary of activity in the credit enhancement assets is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$6,061	$291,148	$104,624	$541,790
Distributions from Trusts	(248)	(92,463)	(92,957)	(346,136)
Receivables repurchased under clean-up call options		(5,672)	(8,155)	(16,960)
Accretion of present value discount	297	6,595	2,222	25,181
Other-than-temporary impairment				(457)
Change in unrealized gain	(133)	3,600	243	(448)
Foreign currency translation adjustment				238

Balance at end of period	$5,977	$203,208	$5,977	$203,208

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

	March 31, 2007	June 30, 2006
Cumulative credit losses	2.2% (a)	12.5% - 14.3% (b)

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%	14.0%
Investments in Trust receivables	n/a	9.8%
Restricted cash	9.8%	9.8%

(a)	We had one acquired gain on sale Trust remaining at March 31, 2007.
(b)	Excludes cumulative credit loss assumption of 2.3% related to the acquired gain on sale Trust at June 30, 2006.

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

NOTE 6 – EQUITY INVESTMENT

We held an equity investment in DealerTrack Holdings, Inc. (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. We owned 2,644,242 shares of DealerTrack with a market value of $22.11 per share at June 30, 2006. This equity investment was classified as available for sale, and changes in its market value were reflected in other comprehensive income. At June 30, 2006, the investment was included in other assets on the consolidated balance sheets and was valued at $58.5 million. Included in accumulated other comprehensive income on the consolidated balance sheets was $47.5 million in unrealized gains related to our investment in DealerTrack at June 30, 2006.

In October 2006, DealerTrack completed a secondary public offering of its common stock. As part of the offering, we sold 1,954,361 shares for net proceeds of $22.67 per share, resulting in a $36.2 million gain.

In January 2007, we sold our remaining investment in DealerTrack, consisting of 689,881 shares, for net proceeds of $27.05 per share, resulting in a $15.8 million gain.

NOTE 7 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	March 31, 2007	June 30, 2006
Commercial paper facility	$842,103	$358,800
Medium term note facility	750,000	650,000
Repurchase facility	458,812	482,628
Near prime facility	252,885	293,394
Bay View credit facility	591,976	133,180
Bay View receivables funding facility		188,280
Long Beach credit facility	108,998

	$3,004,774	$2,106,282

Further detail regarding terms and availability of the credit facilities as of March 31, 2007, follows (in thousands):

Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Commercial paper facility:
October 2009 (a)	$2,500,000	$842,103	$969,744	$9,609
Medium term note facility:
October 2009 (a)(b)	750,000	750,000	795,506	29,221
Repurchase facility:
August 2007 (a)	500,000	458,812	506,922	27,835
Near prime facility:
July 2007 (a)	400,000	252,885	257,822	2,630
Bay View credit facility:
September 2007 (a)(c)	650,000	591,976	601,463	7,457
Long Beach credit facility:
September 2007 (a)	600,000	108,998	120,661

	$5,400,000	$3,004,774	$3,252,118	$76,752

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	In December 2006 and April 2007, we amended the agreement to increase the facility limit to $650.0 million and $750.0 million, respectively, through June 2007. After June 2007, the facility limit will be reduced to $450.0 million with a final maturity of September 2007.
(d)	These amounts do not include cash collected on finance receivables pledged of $117.9 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Generally, our credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents. The Long Beach credit facility is a revolving agreement with a bank under which we may borrow up to $600.0 million subject to a defined borrowing base.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of March 31, 2007, we were in compliance with all covenants in our credit facilities.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $6.7 million and $5.8 million as of March 31, 2007 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets.

NOTE 8 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized to interest expense over the expected term of the securitizations; accordingly, unamortized costs of $20.1 million and $21.4 million as of March 31, 2007 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of March 31, 2007, consists of the following (dollars in thousands):

Transaction	Maturity Date (d)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2003-B-X	January 2010	$825,000	2.3%	$93,473	$85,998
2003-C-F	May 2010	915,000	2.8%	106,143	92,828
2003-D-M	August 2010	1,200,000	2.3%	193,583	174,128
2004-A-F	February 2011	750,000	2.3%	136,554	121,222
2004-B-M	March 2011	900,000	2.2%	191,655	170,995
2004-1	July 2010	575,000	3.7%	168,324	123,358
2004-C-A	May 2011	800,000	3.2%	251,775	224,707
2004-D-F	July 2011	750,000	3.1%	259,264	235,261
2005-A-X	October 2011	900,000	3.7%	348,056	314,337
2005-1	May 2011	750,000	4.5%	317,041	240,024
2005-B-M	May 2012	1,350,000	4.1%	652,133	583,892
2005-C-F	June 2012	1,100,000	4.5%	603,437	549,826
2005-D-A	November 2012	1,400,000	4.9%	861,876	794,316
2006-1	May 2013	945,000	5.3%	635,895	575,103
2006-RM	January 2014	1,200,000	5.4%	1,238,016	1,199,865
2006-A-F	September 2013	1,350,000	5.6%	1,141,990	1,047,505
2006-B-G	September 2013	1,200,000	5.2%	1,114,640	1,035,513
2007-A-X	October 2013	1,200,000	5.2%	1,219,959	1,145,670
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	94,355	96,905
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	87,300	90,205
BV2005-3 (a)	June 2014	220,107	5.1%	126,392	131,110
LB2003-B (a)	February 2010	250,000	1.8%	26,369	26,419
LB2003-C (a)	April 2010	250,000	2.6%	38,374	38,593
LB2004-A (a)	July 2010	300,000	2.3%	57,850	59,213
LB2004-B (a)	April 2011	250,000	3.5%	61,676	62,641
LB2004-C (a)	July 2011	350,000	3.5%	117,236	113,449
LB2005-A (a)	April 2012	350,000	4.1%	149,557	142,790
LB2005-B (a)	June 2012	350,000	4.4%	184,383	176,169
LB2006-A (a)	May 2013	450,000	5.4%	308,832	321,607
LB2006-B (a)	September 2013	500,000	5.2%	415,021	411,956
LB2007-A (b)(c)	January 2014	498,304	5.0%	403,224	498,304

		$22,296,107		$11,604,383	$10,883,909

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Note amounts include $12.3 million of Class C notes issued as a form of credit enhancement.
(c)	The proceeds from the prefunded portion were held in an escrow account until additional receivables of $78.9 million were delivered to the Trust in April 2007.
(d)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

NOTE 9 – CONVERTIBLE SENIOR NOTES

Convertible senior notes as of March 31, 2007, consist of the following (dollars in thousands):

Issue Date	Interest Rate	Maturity Date	Note Balance
November 2003	1.75%	November 2023	$200,000
September 2006	0.75%	September 2011	275,000
September 2006	2.125%	September 2013	275,000

			$750,000

Debt issuance costs relating to convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $13.7 million and $2.5 million are included in other assets on the consolidated balance sheets as of March 31, 2007 and June 30, 2006, respectively.

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

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2007, we had interest rate swap agreements associated with our securitization Trusts and our medium term note facility with underlying notional amounts of $1,443.0 million. As of June 30, 2006, we had interest rate swap agreements associated with our securitization Trusts, our medium term note facility and a portion of our Bay View Acceptance Corp. portfolio with underlying notional amounts of $1,293.8 million. The fair value of our interest rate swap agreements of $2.4 million and $18.7 million as of March 31, 2007 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains of $1.4 million and $15.2 million included in accumulated other comprehensive income as of March 31, 2007 and June 30, 2006, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three and nine months ended March 31, 2007 and 2006. We estimate approximately $1.4 million of unrealized gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of March 31, 2007 and June 30, 2006, we had interest rate cap agreements with underlying notional amounts of $5,683.5 million and $3,733.3 million, respectively. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries of $9.3 million and $15.4 million as of March 31, 2007 and June 30, 2006, respectively, are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us of $9.2 million and $14.8 million as of March 31, 2007 and June 30, 2006, respectively, are included in other liabilities on the consolidated balance sheets. The interest rate cap agreements have not been designated as hedges for accounting purposes.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2007 and June 30, 2006, these restricted cash accounts totaled $8.8 million and $13.2 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the convertible senior notes was $750.0 million and $200.0 million as of March 31, 2007 and June 30, 2006, respectively. See guarantor consolidating financial statements in Note 17.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities.

On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations include, among other things, that deferments were improperly granted by us to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing us to misrepresent our financial performance. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the federal court entered an Order dismissing the Rosenthal case, with prejudice. The judgment of dismissal is now final. On January 3, 2007, the state court orally granted our motion to dismiss the Harris case, and entered a written order dismissing the Harris case on February 26, 2007. The plaintiff in Harris did not appeal the order of dismissal and the matter is now final.

NOTE 12 – COMMON STOCK

On September 12, 2006, we announced the approval of another stock repurchase plan by our Board of Directors. The stock repurchase plan authorizes us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions based on market conditions.

The following summarizes share repurchase activity:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2006	2007	2006
Number of shares	898,500	13,462,430	17,354,274
Average price per share	$25.73	$24.06	$24.32

As of April 30, 2007, we had repurchased $1,246.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $300.0 million of our common stock.

In January 2007, 53.6 million treasury shares were cancelled and were restored to the status of authorized but unissued shares.

NOTE 13 – RESTRUCTURING CHARGES

As of March 31, 2007, total costs incurred to date related to our restructuring activities include $22.3 million in personnel-related costs and $71.2 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the nine months ended March 31, 2007, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2006	$1,066	$11,673	$2,577	$15,316
Cash settlements	(944)	(3,237)		(4,181)
Non-cash settlements		(94)	(708)	(802)
Adjustments		1,027	116	1,143

Balance at March 31, 2007	$122	$9,369	$1,985	$11,476

NOTE 14 – INCOME TAXES

As a result of the favorable resolution of prior contingent liabilities, we recorded a net reduction to the tax contingency balance of $21.0 million for the three months ended March 31, 2007.

NOTE 15 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$103,732	$86,732	$273,394	$227,339
Interest expense related to convertible senior notes, net of related tax effects	915	718	2,352	2,155

Adjusted net income	$104,647	$87,450	$275,746	$229,494

Weighted average shares
Basic	117,540,639	129,629,967	119,539,921	135,397,387
Incremental shares resulting from assumed conversions:
Stock-based compensation	2,133,123	3,494,321	2,662,957	3,318,890
Warrants	787,090	1,124,903	785,159	910,519
Convertible senior notes	10,705,205	10,705,205	10,705,205	10,705,205

	13,625,418	15,324,429	14,153,321	14,934,614

Diluted	131,166,057	144,954,396	133,693,242	150,332,001

Earnings per share:
Basic	$0.88	$0.67	$2.29	$1.68

Diluted	$0.80	$0.60	$2.06	$1.53

Basic earnings per share have been computed by dividing net income by basic weighted average shares.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the diluted weighted average shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million shares of common stock at March 31, 2007 and 2006, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares of common stock for the three and nine months ended March 31, 2007, and 10.8 million shares and 11.1 million shares for the three and nine months ended March 31, 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Interest costs (none capitalized)	$481,962	$279,273
Income taxes	121,319	132,250

NOTE 17 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS

Cash and cash equivalents		$601,311	$14,084		$615,395
Finance receivables, net		301,283	14,066,164		14,367,447
Restricted cash - securitization notes payable			1,144,173		1,144,173
Restricted cash - credit facilities			194,693		194,693
Credit enhancement assets			5,977		5,977
Property and equipment, net	$6,277	52,764	4,352		63,393
Deferred income taxes	116,981	(75,301)	111,841		153,521
Goodwill		200,497			200,497
Other assets	13,716	58,076	68,023		139,815
Due from affiliates	659,198		2,159,148	$(2,818,346)
Investment in affiliates	1,976,242	3,927,126	542,972	(6,446,340)

Total assets	$2,772,414	$5,065,756	$18,311,427	$(9,264,686)	$16,884,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$3,004,774		$3,004,774
Securitization notes payable			10,883,909		10,883,909
Convertible senior notes	$750,000				750,000
Funding payable		$92,555	615		93,170
Accrued taxes and expenses	71,687	47,065	70,232		188,984
Other liabilities	1,057	13,347			14,404
Due to affiliates		2,818,364		$(2,818,364)

Total liabilities	822,744	2,971,331	13,959,530	(2,818,364)	14,935,241

Shareholders’ equity:
Common stock	1,198	75,355	30,627	(105,982)	1,198
Additional paid-in capital	47,728	75,791	2,026,504	(2,102,295)	47,728
Accumulated other comprehensive income	29,497	13,408	30,858	(44,266)	29,497
Retained earnings	1,913,211	1,929,871	2,263,908	(4,193,779)	1,913,211

	1,991,634	2,094,425	4,351,897	(6,446,322)	1,991,634
Treasury stock	(41,964)				(41,964)

Total shareholders’ equity	1,949,670	2,094,425	4,351,897	(6,446,322)	1,949,670

Total liabilities and shareholders’ equity	$2,772,414	$5,065,756	$18,311,427	$(9,264,686)	$16,884,911

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$513,240			$513,240
Finance receivables, net		107,370	$10,989,638		11,097,008
Restricted cash - securitization notes payable			860,935		860,935
Restricted cash - credit facilities			140,042		140,042
Credit enhancement assets			104,624		104,624
Property and equipment, net	$6,527	50,698			57,225
Deferred income taxes	(45,684)	80,940	43,533		78,789
Goodwill		14,435			14,435
Other assets	2,521	145,602	53,812	$(368)	201,567
Due from affiliates	582,204		1,698,481	(2,280,685)
Investment in affiliates	1,726,327	3,308,956	458,820	(5,494,103)

Total assets	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$2,106,282		$2,106,282
Securitization notes payable			8,566,741	$(47,892)	8,518,849
Convertible senior notes	$200,000				200,000
Funding payable		$54,002	621		54,623
Accrued taxes and expenses	59,360	43,637	53,170	(368)	155,799
Other liabilities	3,649	19,777			23,426
Due to affiliates		2,259,569		(2,259,569)

Total liabilities	263,009	2,376,985	10,726,814	(2,307,829)	11,058,979

Shareholders’ equity:
Common stock	1,695	75,355	30,627	(105,982)	1,695
Additional paid-in capital	1,217,445	75,791	1,460,252	(1,536,043)	1,217,445
Accumulated other comprehensive income	74,282	55,428	35,425	(90,853)	74,282
Retained earnings	1,639,817	1,637,682	2,096,767	(3,734,449)	1,639,817

	2,933,239	1,844,256	3,623,071	(5,467,327)	2,933,239
Treasury stock	(924,353)				(924,353)

Total shareholders’ equity	2,008,886	1,844,256	3,623,071	(5,467,327)	2,008,886

Total liabilities and shareholders’ equity	$2,271,895	$4,221,241	$14,349,885	$(7,775,156)	$13,067,865

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$30,203	$533,901		$564,104
Servicing income (loss)		9,273	(8,702)		571
Other income	$13,400	560,861	1,134,133	$(1,673,597)	34,797
Gain on sale of equity investment		15,801			15,801
Equity in income of affiliates	113,508	28,354		(141,862)

	126,908	644,492	1,659,332	(1,815,459)	615,273

Costs and expenses
Operating expenses	22,804	15,168	71,474		109,446
Provision for loan losses		(86,000)	275,028		189,028
Interest expense	3,678	586,124	1,270,405	(1,673,597)	186,610
Restructuring charges, net		757			757

	26,482	516,049	1,616,907	(1,673,597)	485,841

Income before income taxes	100,426	128,443	42,425	(141,862)	129,432

Income tax (benefit) provision	(3,306)	14,935	14,071		25,700

Net income	$103,732	$113,508	$28,354	$(141,862)	$103,732

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

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$84,894	$1,465,784		$1,550,678
Servicing income (loss)		20,289	(11,280)		9,009
Other income	$36,255	1,472,834	3,159,462	$(4,565,705)	102,846
Gain on sale of equity investment		51,997			51,997
Equity in income of affiliates	292,189	167,141		(459,330)

	328,444	1,797,155	4,613,966	(5,025,035)	1,714,530

Costs and expenses
Operating expenses	54,665	28,226	208,938		291,829
Provision for loan losses		(92,194)	629,927		537,733
Interest expense	8,944	1,529,997	3,512,705	(4,565,705)	485,941
Restructuring charges, net		1,143			1,143

	63,609	1,467,172	4,351,570	(4,565,705)	1,316,646

Income before income taxes	264,835	329,983	262,396	(459,330)	397,884

Income tax (benefit) provision	(8,559)	37,794	95,255		124,490

Net income	$273,394	$292,189	$167,141	$(459,330)	$273,394

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$73,500	$1,108,751		$1,182,251
Servicing income		25,779	36,013		61,792
Other income	$46,389	1,139,335	2,515,836	$(3,630,955)	70,605
Gain on sale of equity investment		8,847			8,847
Equity in income of affiliates	225,196	261,464		(486,660)

	271,585	1,508,925	3,660,600	(4,117,615)	1,323,495

Costs and expenses
Operating expenses	27,315	57,311	166,844		251,470
Provision for loan losses		65,564	344,930		410,494
Interest expense	15,663	1,180,046	2,733,802	(3,630,955)	298,556
Restructuring charges, net		2,126			2,126

	42,978	1,305,047	3,245,576	(3,630,955)	962,646

Income before income taxes	228,607	203,878	415,024	(486,660)	360,849

Income tax provision (benefit)	1,268	(21,318)	153,560		133,510

Net income	$227,339	$225,196	$261,464	$(486,660)	$227,339

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$273,394	$292,189	$167,141		$(459,330)	$273,394
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,266	8,431	13,328			24,025
Accretion and amortization of loan fees			293	(17,559)			(17,266)
Provision for loan losses			(92,194)	629,927			537,733
Deferred income taxes		(155,598)	200,570	(67,158)			(22,186)
Accretion of present value discount				(6,394)			(6,394)
Stock-based compensation expense		14,375					14,375
Gain on sale of available for sale securities			(51,997)				(51,997)
Other			3,980	(261)			3,719
Equity in income of affiliates		(292,189)	(167,141)			459,330
Changes in assets and liabilities:
Other assets		(4)	15,885	11,293			27,174
Accrued taxes and expenses		15,359	(24,912)	14,038			4,485

Net cash (used) provided by operating activities		(142,397)	185,104	744,355			787,062

Cash flows from investing activities:
Purchases of receivables			(6,283,184)	(5,780,275)		5,780,275	(6,283,184)
Principal collections and recoveries on receivables			320,024	3,932,476			4,252,500
Net proceeds from sale of receivables			5,780,275			(5,780,275)
Distributions from gain on sale Trusts				92,957			92,957
Purchases of property and equipment			(9,271)	(3,466)			(12,737)
Proceeds from sale of equity investment			62,961				62,961
Acquisition of Long Beach, net of cash acquired			(257,813)				(257,813)
Change in restricted cash— securitization notes payable				(162,773)			(162,773)
Change in restricted cash— credit facilities				(51,387)			(51,387)
Change in other assets			4,871	5			4,876
Net change in investment in affiliates		799	(455,336)	(89,461)		543,998

Net cash provided (used) by investing activities		799	(837,473)	(2,061,924)		543,998	(2,354,600)

Cash flows from financing activities:
Net change in credit facilities			(202,522)	898,492			695,970
Issuance of securitization notes payable				4,248,304			4,248,304
Payments on securitization notes payable			(2,074)	(3,474,599)			(3,476,673)
Issuance of convertible senior notes		550,000					550,000
Debt issuance costs		(13,207)		(15,262)			(28,469)
Proceeds from sale of warrants		93,086					93,086
Purchase of call option on common stock		(145,710)					(145,710)
Repurchase of common stock		(323,964)					(323,964)
Net proceeds from issuance of common stock		47,864		566,252		(566,252)	47,864
Other net changes		13,833	(635)				13,198
Net change in due (to) from affiliates		(76,994)	947,375	(891,534)		21,153

Net cash provided by financing activities		144,908	742,144	1,331,653		(545,099)	1,673,606

Net increase in cash and cash equivalents		3,310	89,775	14,084		(1,101)	106,068
Effect of Canadian exchange rate changes on cash and cash equivalents		(3,310)	(1,704)			1,101	(3,913)
Cash and cash equivalents at beginning of period			513,240				513,240

Cash and cash equivalents at end of period	$		$601,311	$14,084	$		$615,395

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$227,339	$225,196	$261,464		$(486,660)	$227,339
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,670	9,198	16,767			27,635
Accretion and amortization of loan fees			(1,979)	(10,556)			(12,535)
Provision for loan losses			65,564	344,930			410,494
Deferred income taxes		(154,380)	(21,318)	153,586			(22,112)
Accretion of present value discount			(394)	(30,293)			(30,687)
Stock-based compensation expense		12,690					12,690
Gain on sale of available for sale securities			(8,847)				(8,847)
Other		216	280	(182)			314
Equity in income of affiliates		(225,196)	(261,464)			486,660
Changes in assets and liabilities:
Other assets		352	60,247	22,696			83,295
Accrued taxes and expenses		19,934	5,859	2,669			28,462

Net cash (used) provided by operating activities		(117,375)	72,342	761,081			716,048

Cash flows from investing activities:
Purchases of receivables			(5,093,811)	(4,964,349)		4,964,349	(5,093,811)
Principal collections and recoveries on receivables			59,891	3,049,225			3,109,116
Net proceeds from sale of receivables			4,964,349			(4,964,349)
Distributions from gain on sale Trusts			6,923	339,213			346,136
Purchases of property and equipment		1,690	(5,944)	1			(4,253)
Sale of property			34,807				34,807
Proceeds from sale of equity investment			11,992				11,992
Change in restricted cash— securitization notes payable				(168,884)			(168,884)
Change in restricted cash— warehouse credit facilities				353,445			353,445
Change in other assets			3,273				3,273
Net change in investment in affiliates		(820)	266,956	(125,158)		(140,978)

Net cash provided (used) by investing activities		870	248,436	(1,516,507)		(140,978)	(1,408,179)

Cash flows from financing activities:
Net change in warehouse credit facilities				444,160			444,160
Issuance of securitization notes payable				3,445,000			3,445,000
Payments on securitization notes payable				(2,745,016)			(2,745,016)
Retirement of senior notes		(13,200)					(13,200)
Debt issuance costs		130		(12,019)			(11,889)
Repurchase of common stock		(422,046)					(422,046)
Net proceeds from issuance of common stock		24,148	121	(141,920)		141,799	24,148
Other net changes		6,937	(572)				6,365
Net change in due (to) from affiliates		516,109	(397,156)	(122,292)		3,339

Net cash provided (used) by financing activities		112,078	(397,607)	867,913		145,138	727,522

Net (decrease) increase in cash and cash equivalents		(4,427)	(76,829)	112,487		4,160	35,391
Effect of Canadian exchange rate changes on cash and cash equivalents		4,427	1,635	6		(4,160)	1,908
Cash and cash equivalents at beginning of period			663,501				663,501

Cash and cash equivalents at end of period	$		$588,307	$112,493	$		$700,800

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles and, to a lesser extent, making loans directly to consumers buying new and used vehicles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us as well as direct extensions of credit made by us to consumer borrowers. To fund the acquisition of receivables prior to securitization and to fund the repurchase of receivables pursuant to clean-up call options, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At March 31, 2007, we had one outstanding gain on sale securitization that represents less than one percent of our managed receivables.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corp. (“BVAC”), the auto finance subsidiary of Bay View Capital Corporation. BVAC operates from offices in Covina, California, and serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores.

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corp. (“LBAC”), the auto finance subsidiary of ACC Capital Holdings. LBAC operates from regional offices in Paramus, New Jersey and Orange, California and serves auto dealers in 34 states offering auto finance products primarily to consumers with near prime credit scores.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of March 31, 2007, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$75,646	$151,292

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Stock-based Compensation

The fair value of each option granted or modified during the nine months ended March 31, 2007 and 2006, was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2007	2006
Expected dividends	0	0
Expected volatility	32.6%	38.4%
Risk-free interest rate	4.9%	4.3%
Expected life	1.2 years	3.1 years

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

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income and comprehensive income. The impact of a 10% or 20% increase in our assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for the three and nine months ended March 31, 2007 and 2006.

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

As a result of the favorable resolution of prior contingent liabilities, we recorded a net reduction to the tax contingency balance of $21.0 million for the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$12,548,925	$9,873,603
LBAC acquisition	1,784,263
Loans purchased	2,514,268	1,614,267
Loans repurchased from gain on sale Trusts		183,350
Liquidations and other	(1,723,549)	(1,288,715)

Balance at end of period	$15,123,907	$10,382,505

Average finance receivables	$14,669,061	$10,115,082

The increase in loans purchased during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers, increased penetration in existing dealer relationships and originations of $175.2 million and $322.9 million through the BVAC and LBAC platforms, respectively. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in finance receivables and average age, or seasoning, of the portfolio.

The average new loan size increased to $18,629 for the three months ended March 31, 2007, from $17,030 for the three months ended March 31, 2006, due to the addition of loans purchased through the BVAC and LBAC platforms which are generally higher in quality and larger in size. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2007, decreased to 15.6% from 16.9% during the three months ended March 31, 2006, due to lower average percentage rates on the prime and near prime loans purchased through the BVAC and LBAC platforms.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Finance charge income	$564,104	$414,440
Other income	34,797	25,658
Interest expense	(186,610)	(107,106)

Net margin	$412,291	$332,992

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended March 31,
	2007	2006
Finance charge income	15.6%	16.6%
Other income	1.0	1.1
Interest expense	(5.2)	(4.3)

Net margin as a percentage of average finance receivables	11.4%	13.4%

The decrease in net margin for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was a result of the lower effective yield on the higher quality BVAC and LBAC portfolios, combined with an increase in interest expense caused by an increase in market interest rates affecting the cost of short-term borrowings on our credit facilities, higher average utilization of our credit facilities, an increase in leverage and a continued run-off of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables, excluding the BVAC and LBAC portfolios, was 12.7% for the three months ended March 31, 2007.

Revenue:

Finance charge income increased by 36% to $564.1 million for the three months ended March 31, 2007, from $414.4 million for the three months ended March 31, 2006, primarily due to the increase in average finance receivables. Our effective yield on our finance receivables decreased to 15.6% for the three months ended March 31, 2007, from 16.6% for the three months ended March 31, 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the BVAC and LBAC portfolios.

Servicing income consists of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Servicing fees – gain on sale	$132	$6,977
Accretion	439	8,029

	$571	$15,006

Average gain on sale receivables	$31,500	$902,246

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the runoff of our gain on sale receivables portfolio.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $439,000 and $8.0 million during the three months ended March 31, 2007 and 2006, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust.

Other income consists of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Investment income	$20,063	$13,750
Late fees and other income	14,734	11,908

	$34,797	$25,658

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Gain on sale of equity investment

We held an equity investment in DealerTrack Holdings, Inc. (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the three months ended March 31, 2007, we sold our remaining investment in DealerTrack, consisting of 689,881 shares for net proceeds of $27.05 per share, resulting in a $15.8 million gain.

Costs and Expenses:

Operating Expenses

Operating expenses increased to $109.4 million for the three months ended March 31, 2007, from $89.7 million for the three months ended March 31, 2006. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 77.7% and 79.4% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively. The increase in personnel costs is due to an increase in personnel to support a greater origination volume and the increase in outstanding finance receivables.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2007 and 2006, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $189.0 million for the three months ended March 31, 2007, from $118.8 million for the three months ended March 31, 2006, as a result of an increase in finance receivables. As an annualized percentage of average finance receivables, the provision for loan losses was 5.2% and 4.8% for the three months ended March 31, 2007 and 2006, respectively. The provision for loan losses as an annualized percentage of average finance receivables was unusually low for the three months ended March 31, 2006, due to a revision to our estimated losses from Hurricane Katrina and favorable changes to credit loss assumptions, including higher recovery rates.

Interest Expense

Interest expense increased to $186.6 million for the three months ended March 31, 2007, from $107.1 million for the three months ended March 31, 2006. Average debt outstanding was $13,992.4 million and $9,242.7 million for the three months ended March 31, 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.4% for the three months ended March 31, 2007, compared to 4.7% for the three months ended March 31, 2006, due to an increase in market interest rates, a continued run-off of older securitizations with lower interest costs and a slightly higher cost of funds for the LBAC debt caused by certain fair value adjustments we made in connection with the acquisition.

Taxes:

Our effective income tax rate was 19.9% and 37.0% for the three months ended March 31, 2007 and 2006, respectively. As a result of the favorable resolution of prior contingent liabilities, we recorded a net reduction to the tax contingency balance of $21.0 million for the three months ended March 31, 2007.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Unrealized (losses) gains on credit enhancement assets	$(275)	$2,969
Unrealized (losses) gains on cash flow hedges	(4,597)	584
(Decrease) increase in fair value of equity investment	(1,634)	873
Reclassification of gain on sale of equity investment into earnings	(15,801)
Canadian currency translation adjustment	955	(547)
Income tax benefit (provision)	7,469	(1,644)

	$(13,883)	$2,235

Credit Enhancement Assets

Unrealized (losses) gains on credit enhancement assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Unrealized (losses) gains related to changes in credit loss assumptions	$(135)	$3,533
Unrealized gains related to changes in interest rates	2	67
Reclassification of unrealized gains into earnings through accretion	(142)	(631)

	$(275)	$2,969

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

We updated the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets resulting in the recognition of unrealized losses of $135,000 for the three months ended March 31, 2007 and unrealized gains of $3.5 million for the three months ended March 31, 2006.

Net unrealized gains of $142,000 and $631,000 were reclassified into earnings through accretion during the three months ended March 31, 2007 and 2006, respectively.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Unrealized (losses) gains related to changes in fair value	$(2,457)	$4,159
Reclassification of net unrealized gains into earnings	(2,140)	(3,575)

	$(4,597)	$584

Unrealized (losses) gains related to changes in fair value for the three months ended March 31, 2007 and 2006, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

We owned 689,881 and 2,644,242 shares of DealerTrack with a market value of $29.42 and $20.98 per share at December 31, 2006 and 2005, respectively. The equity investment was classified as available for sale, and changes in its fair value were reflected in other comprehensive income. We recorded a $1.6 million decrease and a $0.9 million increase in the fair value due to changes in market value per share of the equity investment during the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, we sold our remaining investment in DealerTrack for net proceeds of $27.05 per share, resulting in a $15.8 million gain.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $955,000 and losses of $547,000 for the three months ended March 31, 2007 and 2006, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2007 and 2006. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

Nine Months Ended March 31, 2007 as compared to Nine Months Ended March 31, 2006

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2007	2006
Balance at beginning of period	$11,775,665	$8,838,968
LBAC acquisition	1,784,263
Loans purchased	5,939,004	4,473,939
Loans repurchased from gain on sale Trusts	315,153	562,033
Liquidations and other	(4,690,178)	(3,492,435)

Balance at end of period	$15,123,907	$10,382,505

Average finance receivables	$12,993,241	$9,575,795

The increase in loans purchased during the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006, was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers, increased penetration in existing dealer relationships and originations of $438.7 million and $322.9 million through the BVAC and LBAC platforms, respectively. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in finance receivables and average age, or seasoning, of the portfolio.

The average new loan size increased to $18,185 for the nine months ended March 31, 2007, from $17,280 for the nine months ended March 31, 2006, due to the addition of loans purchased through the BVAC and LBAC platforms which are generally higher in quality and larger in size. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2007, decreased to 16.1% from 16.7% during the nine months ended March 31, 2006, due to lower average percentage rates on the prime and near prime loans purchased through the BVAC and LBAC platforms.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Nine Months Ended March 31,
	2007	2006
Finance charge income	$1,550,678	$1,182,251
Other income	102,846	70,605
Interest expense	(485,941)	(298,556)

Net margin	$1,167,583	$954,300

Net margin as a percentage of average finance receivables is as follows:

	Nine Months Ended March 31,
	2007	2006
Finance charge income	15.9%	16.5%
Other income	1.1	1.0
Interest expense	(5.0)	(4.2)

Net margin as a percentage of average finance receivables	12.0%	13.3%

The decrease in net margin for the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006, was a result of the lower effective yield on the higher quality BVAC and LBAC portfolios, combined with an increase in interest expense caused by an increase in market interest rates affecting the cost of short-term borrowings on our credit facilities, higher average utilization of our credit facilities, an increase in leverage and a continued run-off of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables, excluding the BVAC and LBAC portfolios, was 12.9% for the nine months ended March 31, 2007.

Revenue:

Finance charge income increased by 31% to $1,550.7 million for the nine months ended March 31, 2007, from $1,182.3 million for the nine months ended March 31, 2006, primarily due to the increase in average finance receivables. Our effective yield on our finance receivables decreased to 15.9% for the nine months ended March 31, 2007, from 16.5% for the nine months ended March 31, 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the BVAC and LBAC portfolios.

Servicing income consists of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Servicing fees – gain on sale	$2,615	$31,562
Other-than-temporary impairment		(457)
Accretion	6,394	30,687

	$9,009	$61,792

Average gain on sale receivables	$132,185	$1,443,547

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the runoff of our gain on sale receivables portfolio. Servicing fees were 2.6% and 3.0%, annualized, of average gain on sale receivables for the nine months ended March 31, 2007 and 2006, respectively.

Other-than-temporary impairment of $457,000 for the nine months ended March 31, 2006, resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of the credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $6.4 million and $30.7 million during the nine months ended March 31, 2007 and 2006, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust.

Other income consists of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Investment income	$65,963	$41,013
Late fees and other income	36,883	29,592

	$102,846	$70,605

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Gain on sale of equity investment

We held an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. During the nine months ended March 31, 2006, DealerTrack completed an IPO of its common stock. As part of the IPO, we sold 758,526 shares at an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain. During the nine months ended March 31, 2007, we sold our remaining investment in DealerTrack, consisting of 2,644,242 shares for net proceeds of $23.81 per share, resulting in a $52.0 million gain.

Costs and Expenses:

Operating Expenses

Operating expenses increased to $291.9 million for the nine months ended March 31, 2007, as compared to $251.5 million for the nine months ended March 31, 2006. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 76.8% and 77.2% of total operating expenses for the nine months ended March 31, 2007 and 2006, respectively. The increase in personnel costs is due to an increase in personnel to support a greater origination volume and the increase in outstanding finance receivables.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended March 31, 2007 and 2006, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $537.7 million for the nine months ended March 31, 2007, from $410.5 million for the nine months ended March 31, 2006, as a result of an increase in finance receivables. As an annualized percentage of average finance receivables, the provision for loan losses was 5.5% and 5.7% for the nine months ended March 31, 2007 and 2006, respectively. The decrease in the provision for loan losses as an annualized percentage of average finance receivables reflects the inclusion of the higher quality prime and near prime BVAC and LBAC portfolios for the nine months ended March 31, 2007.

Interest Expense

Interest expense increased to $485.9 million for the nine months ended March 31, 2007, from $298.6 million for the nine months ended March 31, 2006. Average debt outstanding was $12,375.2 million and $8,919.5 million for the nine months ended March 31, 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.2% for the nine months ended March 31, 2007, compared to 4.5% for the nine months ended March 31, 2006, due to an increase in market interest rates, a continued run-off of older securitizations with lower interest costs and a slightly higher cost of funds for the LBAC debt caused by certain fair value adjustments we made in connection with the acquisition.

Taxes:

Our effective income tax rate was 31.3% and 37.0% for the nine months ended March 31, 2007 and 2006, respectively. As a result of the favorable resolution of prior contingent liabilities, we recorded a net reduction to the tax contingency balance of $21.0 million for the nine months ended March 31, 2007.

Other Comprehensive (Loss) Income:

Other comprehensive (loss) income consisted of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Unrealized losses on credit enhancement assets	$(3,056)	$(5,111)
Unrealized (losses) gains on cash flow hedges	(13,825)	9,628
Increase in fair value of equity investment	4,497	54,232
Reclassification of gain on sale of equity investment into earnings	(51,997)	(8,847)
Canadian currency translation adjustment	(3,310)	4,428
Income tax benefit (provision)	22,906	(18,417)

	$(44,785)	$35,913

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Unrealized gains (losses) related to changes in credit loss assumptions	$254	$(600)
Unrealized (losses) gains related to changes in interest rates	(11)	332
Reclassification of unrealized gains into earnings through accretion	(3,299)	(4,843)

	$(3,056)	$(5,111)

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

We updated the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets resulting in the recognition of unrealized gains of $254,000 for the nine months ended March 31, 2007, and unrealized losses of $600,000 for the nine months ended March 31, 2006.

Net unrealized gains of $3.3 million and $4.8 million were reclassified into earnings through accretion during the nine months ended March 31, 2007 and 2006, respectively.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Unrealized (losses) gains related to changes in fair value	$(3,470)	$15,959
Reclassification of net unrealized gains into earnings	(10,355)	(6,331)

	$(13,825)	$9,628

Unrealized (losses) gains related to changes in fair value for the nine months ended March 31, 2007 and 2006, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

During the nine months ended March 31, 2006, DealerTrack completed an initial public offering (“IPO”) of its common stock. At June 30, 2005, we owned shares of DealerTrack stock which were converted in the IPO to 3,402,768 shares of common stock with an average cost of $4.15 per share. As part of the IPO, we sold 758,526 shares for net proceeds of $15.81 per share resulting in an $8.8 million gain. We owned 2,644,242 shares of DealerTrack with a market value of $22.11 per share at June 30, 2006. During the nine months ended March 31, 2007, we sold our remaining investment in DealerTrack for net proceeds of $23.81 per share, resulting in a $52.0 million gain. The equity investment was classified as available for sale, and changes in its market value were reflected in other comprehensive income. We recorded a $4.5 million and $54.2 million increase in the fair value due to changes in market value per share of the equity investment during the nine months ended March 31, 2007 and 2006, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $3.3 million and gains of $4.4 million for the nine months ended March 31, 2007 and 2006, respectively, were included in other comprehensive (loss) income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2007 and 2006. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

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

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2007
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$15,123,907	$28,979	$15,152,886

Nonaccretable acquisition fees	(141,474)
Allowance for loan losses	(614,986)

Receivables, net	$14,367,447

Number of outstanding contracts	1,113,851	2,256	1,116,107

Average carrying amount of outstanding contract (in dollars)	$13,578	$12,845	$13,577

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.0%

	June 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$11,775,665	$421,037	$12,196,702

Nonaccretable acquisition fees	(203,128)
Allowance for loan losses	(475,529)

Receivables, net	$11,097,008

Number of outstanding contracts	917,484	54,844	972,328

Average carrying amount of outstanding contract (in dollars)	$12,835	$7,677	$12,544

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.8%

The decrease in the allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables at March 31, 2007, compared to June 30, 2006, is primarily due to the inclusion of the LBAC portfolio as well as growth of the BVAC portfolio.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2007
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$616,655	4.1%	$229	0.8%	$616,884	4.1%
Greater than 60 days	224,829	1.5	123	0.4	224,952	1.5

	841,484	5.6	352	1.2	841,836	5.6
In repossession	37,004	0.2	12	0.1	37,016	0.2

	$878,488	5.8%	$364	1.3%	$878,852	5.8%

	March 31, 2006
	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$470,698	4.5%	$52,291	7.0%	$522,989	4.7%
Greater than 60 days	156,220	1.5	25,087	3.3	181,307	1.6

	626,918	6.0	77,378	10.3	704,296	6.3
In repossession	31,189	0.3	4,596	0.6	35,785	0.3

	$658,107	6.3%	$81,974	10.9%	$740,081	6.6%

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

Delinquencies in finance receivables were lower at March 31, 2007, as compared to March 31, 2006, as a result of the inclusion of the prime and near prime BVAC and LBAC portfolios.

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

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Finance receivables:
(as a percentage of average finance receivables)	5.0%	5.4%	6.0%	6.1%

Gain on sale receivables:
(as a percentage of average gain on sale receivables)	1.5%	7.4%	2.8%	9.2%

Total managed portfolio:
(as a percentage of average managed receivables)	5.0%	5.6%	6.0%	6.5%

The decrease in the accounts receiving a payment deferral as a percentage of average managed receivables for the three and nine months ended March 31, 2007, as compared to the three and nine months ended March 31, 2006, is primarily a result of higher levels of deferrals that were granted in the 2006 periods in connection with Hurricane Katrina and inclusion of the LBAC and BVAC portfolios.

The following is a summary of deferrals as a percentage of finance receivables outstanding:

	March 31, 2007
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	80.6%	95.6%	80.6%
Deferred:
1-2 times	16.1	4.4	16.1
3-4 times	3.3		3.3

Total deferred	19.4	4.4	19.4

Total	100.0%	100.0%	100.0%

	June 30, 2006
	Finance Receivables	Gain on Sale	Total Managed
Never deferred	78.7%	38.7%	77.3%
Deferred:
1-2 times	17.4	35.9	18.1
3-4 times	3.8	25.3	4.5
Greater than 4 times	0.1	0.1	0.1

Total deferred	21.3	61.3	22.7

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our managed finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Finance receivables:
Repossession charge-offs	$293,861	$222,392	$806,857	$566,706
Less: Recoveries	(145,489)	(112,479)	(395,730)	(277,222)
Mandatory charge-offs (a)	16,745	12,206	99,007	70,151

Net charge-offs	$165,117	$122,119	$510,134	$359,635

Gain on sale:
Repossession charge-offs	$211	$37,828	$10,738	$165,544
Less: Recoveries	(128)	(17,027)	(4,712)	(68,484)
Mandatory charge-offs (a)	(25)	(1,781)	(1,152)	6,599

Net charge-offs	$58	$19,020	$4,874	$103,659

Total managed:
Repossession charge-offs	$294,072	$260,220	$817,595	$732,250
Less: Recoveries	(145,617)	(129,506)	(400,442)	(345,706)
Mandatory charge-offs (a)	16,720	10,425	97,855	76,750

Net charge-offs	$165,175	$141,139	$515,008	$463,294

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.6%	4.9%	5.2%	5.0%

Gain on sale receivables	0.7%	8.5%	4.9%	9.6%

Total managed portfolio	4.6%	5.2%	5.2%	5.6%

Recoveries as a percentage of gross repossession charge- offs:
Finance receivables	49.5%	50.6%	49.0%	48.9%

Gain on sale receivables	60.7%	45.0%	43.9%	41.4%

Total managed portfolio	49.5%	49.8%	49.0%	47.2%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged-off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average managed receivables outstanding may vary seasonally from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as an annualized percentage of managed receivables for the three and nine months ended March 31, 2007, as compared to the three and nine months ended March 31, 2006, resulted primarily from the inclusion of the BVAC and LBAC portfolios. Excluding BVAC and LBAC, net charge-offs as an annualized percentage of the total managed portfolio were 5.2% and 5.7% for the three and nine months ended March 31, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from the convertible senior notes transaction, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, income taxes, acquisitions and stock repurchases.

We used cash of $6,283.2 million and $5,093.8 million for the purchase of finance receivables during the nine months ended March 31, 2007 and 2006, respectively. These purchases were funded initially utilizing cash and credit facilities and subsequently through long-term financing in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of March 31, 2007, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Commercial paper facility	October 2009	$2,500.0	$842.1
Medium term note facility	October 2009(b)	750.0	750.0
Repurchase facility	August 2007	500.0	458.8
Near prime facility	July 2007	400.0	252.9
BVAC credit facility	September 2007	650.0	592.0
LBAC credit facility	September 2007	600.0	109.0

		$5,400.0	$3,004.8

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.

In July 2006, we renewed our near prime facility, extending the maturity to July 2007.

In August 2006, we amended our repurchase facility, increasing the facility limit to $600.0 million through February 2007, after which the facility limit was reduced to $500.0 million with a final maturity of August 2007.

In September 2006, we renewed our BVAC credit facility, extending the maturity to September 2007. In December 2006 and April 2007, we amended our BVAC credit facility, increasing the facility limit to $650.0 million and $750.0 million, respectively, through June 2007. After June 2007, the facility limit will be reduced to $450.0 million with a final maturity of September 2007.

In October 2006, we amended our commercial paper facility to increase the facility limit to $2,500.0 million and extended the maturity date to October 2009.

In October 2006, we entered into a $750.0 million medium term note facility that will mature in October 2009. This facility replaced the $650.0 million medium term note facility that was terminated in October 2006.

In March 2007, we renewed our LBAC credit facility, extending the maturity to September 2007.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. As of March 31, 2007, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 57 securitization transactions through March 31, 2007, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions(a) is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2007
Gain on sale:
BV2003-LJ-1	August 2003	$193.3	$28.8

Secured financing:
2003-B-X	May 2003	825.0	86.0
2003-C-F	September 2003	915.0	92.8
2003-D-M	October 2003	1,200.0	174.1
2004-A-F	February 2004	750.0	121.2
2004-B-M	April 2004	900.0	171.0
2004-1	June 2004	575.0	123.4
2004-C-A	August 2004	800.0	224.7
2004-D-F	November 2004	750.0	235.3
2005-A-X	February 2005	900.0	314.3
2005-1	April 2005	750.0	240.0
2005-B-M	June 2005	1,350.0	583.9
2005-C-F	August 2005	1,100.0	549.8
2005-D-A	November 2005	1,400.0	794.3
2006-1	March 2006	945.0	575.1
2006-R-M	May 2006	1,200.0	1,199.9
2006-A-F	July 2006	1,350.0	1,047.5
2006-B-G	September 2006	1,200.0	1,035.5
2007-A-X	January 2007	1,200.0	1,145.7
BV2005-LJ-1	February 2005	232.1	96.9
BV2005-LJ-2	July 2005	185.6	90.2
BV2005-3	December 2005	220.1	131.1
LB2003-B	June 2003	250.0	26.4
LB2003-C	October 2003	250.0	38.6
LB2004-A	March 2004	300.0	59.2
LB2004-B	July 2004	250.0	62.6
LB2004-C	December 2004	350.0	113.5
LB2005-A	June 2005	350.0	142.8
LB2005-B	October 2005	350.0	176.2
LB2006-A	May 2006	450.0	321.6
LB2006-B	September 2006	500.0	412.0
LB2007-A (b)	March 2007	498.3	498.3

Total secured financing transactions		22,296.1	10,883.9

Total active securitizations		$22,489.4	$10,912.7

(a)	Transactions originally totaling $28,851.5 million have been paid off as of March 31, 2007.
(b)	Note amounts include $12.3 million of Class C notes issued as a form of credit enhancement.

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Our most recent transaction completed in April 2007 excluded any receivables originated under the BVAC and LBAC platforms and had an initial cash deposit and overcollateralization level of 9.0% and target credit enhancement of 13.0%. Under this structure, we typically expect to begin to receive cash distributions approximately seven to nine months after receivables are securitized. We completed a transaction including only receivables originated under the LBAC platform in March 2007 that had an initial credit enhancement level of 3.75% and target credit enhancement of 8.0%. We expect to begin to receive cash distributions for this transaction approximately eight to ten months after receivables are securitized. We have not yet completed a transaction involving receivables originated under the BVAC platform.

The second type of securitization structure we use involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. Our most recent securitization transaction involving the sale of subordinated asset-backed securities was completed in March 2006 and required an initial cash deposit and overcollateralization level of 7.0% of the original receivable pool balance, and a target credit enhancement level of 16.5% of the receivable pool balance must be reached before excess cash is used to repay the Class E bonds. Subsequent to the payoff of Class E bonds, excess cash is distributed to us. Under this structure, we typically expect to begin to receive cash distributions approximately 22 to 26 months after receivables are securitized.

Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, the collateral characteristics of the receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2007	2006
Initial credit enhancement deposits:
Restricted cash	$93.3	$69.1
Overcollateralization	290.9	257.7
Distributions from Trusts:
Gain on sale Trusts	93.0	346.1
Secured financing Trusts	597.9	443.6

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default and cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The agreements with our insurers contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If these higher limits are exceeded, we can be terminated as servicer for the securitization pools.

As of March 31, 2007, no events have occurred with respect to any of the Trusts formed or acquired by us that would cause the specified credit enhancement levels to be increased or result in our termination as servicer.

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

During the nine months ended March 31, 2007 and 2006, we repurchased 13,462,430 shares of our common stock at an average cost of $24.06 per share and 17,354,274 shares of our common stock at an average cost of $24.24 per share, respectively. We did not repurchase any stock during the three months ended March 31, 2007.

As of April 30, 2007, we had repurchased $1,246.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $300.0 million of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have one securitization transaction structured to meet the accounting criteria for a sale of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiary are not recorded as liabilities on our consolidated balance sheets. See Liquidity and Capital Resources – Securitizations for a detailed discussion of our securitization transactions.

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

We have entered into interest rate swap agreements to hedge the variability in interest payments on a portion of our two most recent securitization transactions. These interest rate swap agreements are designated and qualify as cash flow hedges.

CURRENT ACCOUNTING PRONOUNCEMENTS

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management is currently evaluating the impact of the statement; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities.

On February 27, 2003, we were served with a shareholder’s derivative action filed in the United States District Court for the Northern District of Texas, Fort Worth Division, entitled Mildred Rosenthal, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. A second shareholder derivative action was filed in the District Court of Tarrant County, Texas 48th Judicial District, on August 19, 2003, entitled David Harris, derivatively and on behalf of nominal defendant AmeriCredit Corp. v. Clifton H. Morris, Jr., et al. Both of these shareholder derivative actions allege, among other complaints, that certain of our officers and directors breached their respective fiduciary duties by causing us to make improper deferments, violate federal and state securities laws and issue misleading financial statements. The substantive allegations include, among other things, that deferments were improperly granted by us to avoid delinquency triggers in securitization transactions and enhance cash flows and to incorrectly report charge-offs and delinquency percentages, thereby causing us to misrepresent our financial performance. A special litigation committee (“SLC”) of the Board of Directors was created to investigate the claims in the derivative actions. In September 2005, the SLC completed its investigation of the claims made by the derivative plaintiffs in Rosenthal and Harris and rendered its decision that continuation of the derivative proceeding is not in our best interests. Accordingly, we filed a Motion to Dismiss each derivative complaint. On August 21, 2006, the federal court entered an Order dismissing the Rosenthal case, with prejudice. The judgment of dismissal is now final. On January 3, 2007, the state court orally granted our motion to dismiss the Harris case, and entered a written order dismissing the Harris case on February 26, 2007. The plaintiff in Harris did not appeal the order of dismissal and the matter is now final.

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

During the three months ended March 31, 2007, we had no share repurchases.

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

AmeriCredit Corp.
(Registrant)

Date: May 9, 2007	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President, Chief Financial Officer and Treasurer