Form 10-K
period 2007-06-30
AMERICREDIT CORP
filed 2007-08-29
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 48,130,808 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2006, was approximately $1,211,452,437. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 114,497,662 shares of Common Stock, $0.01 par value, outstanding as of August 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

AMERICREDIT CORP.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2007. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.americredit.com, our AmeriCredit Automobile Receivables Trust and AmeriCredit Prime Automobile Receivables Trust securitization portfolio performance measures and all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after filing or furnishing such material with the SEC.

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

General

We are a leading independent auto finance company that has been operating in the automobile finance business since September 1992. We purchase auto finance contracts generally without recourse from franchised and select independent automobile dealerships and, to a lesser extent, make loans directly to customers buying new and used vehicles and provide lease financing through our dealership network. As used herein, “loans” include auto finance contracts originated by dealers and purchased by us as well as direct extensions of credit made by us to consumer borrowers. We predominantly target consumers who are typically unable to obtain financing from banks, credit unions and manufacturer captive auto finance companies. Funding for our auto lending activities is obtained primarily through the transfer of loans in securitization transactions. We service our loan portfolio at regional centers using automated loan servicing and collection systems.

We have historically maintained a significant share of the sub-prime market and now also participate in the near-prime and prime sectors of the auto finance industry. We source our business primarily through our relationships with franchised auto dealers, which are maintained through our branch network, marketing representatives (dealer relationship managers) and alliance relationships. We have expanded our traditional niche through the acquisition of Bay View Acceptance Corporation (“BVAC”) in May 2006, which offers specialized auto finance products, including extended term financings and higher loan-to-value advances to consumers with prime credit bureau scores, and our acquisition of Long Beach Acceptance Corp. (“LBAC”) in January 2007, which offers auto finance products primarily to consumers with near-prime credit bureau scores. In addition to our strategy of expanding into the specialty prime and near-prime markets, our expansion strategy includes expansion into the Canadian market, lending directly to consumers and the introduction of a leasing program.

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

Marketing and Loan Originations

Target Market. Our automobile lending programs are designed to primarily serve customers who have limited access to automobile financing through banks, credit unions and the manufacturer captives. The bulk of our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because we generally serve customers who are unable to meet the credit standards imposed by most banks, credit unions and manufacturer captives, we generally charge higher interest rates than those charged by such sources. Since we provide financing in a relatively high-risk market, we also expect to sustain a higher level of credit losses than these other automobile financing sources.

Marketing. Since we are primarily an indirect lender, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue manufacturer franchised dealerships with used car operations and select independent dealerships. We prefer to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by us during fiscal 2007, approximately 91% were originated by manufacturer franchised dealers and 9% by select independent dealers; further, approximately 80% were used vehicles and 20% were new vehicles. We purchased contracts from 19,114 dealers during fiscal 2007. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.

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

We generally purchase finance contracts without recourse to the dealer. Accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of assignment of the contract or the condition of the underlying collateral. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. We do not view recourse against the dealer on these representations and indemnities to be of material significance in our decision to purchase finance contracts from a dealer. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee or pay dealers a participation fee when purchasing finance contracts. These fees are assessed on a contract-by-contract basis.

Origination Network. Our originations platform provides specialized focus on marketing and underwriting loans. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans.

We use a combination of a branch office network and dealer relationship managers to market our indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. We believe that the personal relationships our branch managers and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.

We select markets for branch office locations based upon numerous factors, including demographic trends and data, competitive conditions, regulatory environment and availability of qualified personnel. Branch offices are typically situated in suburban office buildings that are accessible to local dealers.

Dealer service representatives, including credit underwriters and support personnel, staff branch office locations. Branch personnel are compensated with base salaries and incentives based on corporate performance and overall branch performance, including factors such as loan credit quality, loan pricing adequacy and loan volume objectives. The branch managers report to regional credit vice presidents.

Regional credit vice presidents monitor branch office compliance with our underwriting guidelines. Our management information systems provide the regional credit vice presidents with access to credit application information enabling them to consult with the dealer service representatives on credit decisions and review exceptions to our underwriting guidelines. The regional credit vice presidents also make periodic visits to the branch offices to conduct operational reviews.

Dealer relationship managers are either based in a branch office or work from a home office in areas with no branch office location. Dealer relationship managers solicit dealers for applications and maintain our relationships with the dealers in their geographic vicinity, but do not have responsibility for credit approvals. We believe the local presence provided by our dealer relationship managers enables us to be more responsive to dealer concerns and local market conditions. Finance contracts solicited by the dealer relationship managers are underwritten at a branch office or at our central loan purchasing office. The dealer relationship managers are compensated with base salaries and incentives based on loan volume objectives and the generation of credit applications from dealerships that meet our underwriting criteria. The dealer relationship managers report to regional sales vice presidents.

The following table sets forth information with respect to the number of branch offices, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

	Years Ended June 30,
	2007	2006	2005
	(dollars in thousands)
Number of branch offices	65	79	89
Number of dealer relationship managers	302	249	106
Origination volume (a)	$8,454,600	$6,208,004	$5,031,325
Number of producing dealerships (b)	19,114	17,111	14,875

(a)	Fiscal 2007 amount includes $34.9 million of contracts purchased through a leasing program.
(b)	A producing dealership refers to a dealership from which we purchased contracts in the respective period.

New Origination Channels. We introduced several additional origination channels in fiscal 2007 and 2006 in order to expand our market niche, including the acquisitions of BVAC and LBAC, expansion into the Canadian market, development of direct lending capabilities and the introduction of a limited leasing program.

Bay View. On May 1, 2006, we acquired the stock of BVAC, the auto finance subsidiary of Bay View Capital Corporation. BVAC operates from offices in Covina, California, and serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit bureau scores. During fiscal 2007 and 2006, we originated loans totaling $672 million and $78 million, respectively, through the BVAC platform.

Long Beach. On January 1, 2007, we acquired the stock of LBAC, the auto finance subsidiary of ACC Capital Holdings. LBAC operates from offices in Paramus, New Jersey and Orange, California and serves auto dealers in 34 states offering auto finance products primarily to consumers with near-prime credit bureau scores. Marketing of LBAC products is performed by a separate staff of dealer relationship managers and underwriting is executed in the Paramus and Orange offices. During fiscal 2007, we originated loans totaling $660 million through the LBAC platform.

Canadian Market. We have established two Canadian branches and hired dealer relationship managers based in Canada. We are operating our Canadian business in a manner similar to our operating model in the United States.

Direct Lending. We make direct-to-consumer loans through several newly created channels. We plan to continue to develop our direct lending capabilities in fiscal 2008 and beyond.

Leasing. During fiscal 2007, we began offering a limited lease product through certain franchised dealerships that targets consumers with prime and near-prime credit bureau scores. We market leases for selected new vehicle makes and models to our dealership network through our branch offices.

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

Finance contract application packages completed by prospective obligors are received electronically, through web-based platforms, or Internet portals, that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report is automatically accessed and a credit score is computed. A substantial percentage of the applications received by us fail to meet our credit score requirement and are automatically declined. For applications that are not automatically declined, our underwriting personnel review the application package and determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. The credit decision is based primarily on the applicant’s credit score determined by our proprietary credit scoring system. We estimate that approximately 30-40% of applicants will be approved for credit by us. Dealers or, in some cases, credit applicants, are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.

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

Credit indicator packages with portfolio performance at various levels of detail including total company, branch office and dealer are prepared regularly and reviewed. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. We review portfolio returns on a consolidated basis, as well as at the branch office, origination channel, dealer and contract levels.

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

We use monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify us of an address change. Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to the loan accounting system. Payments may also be received from third party payment providers, such as Western Union, directly by us from customers or via electronic transmission of funds. Payment processing and customer account maintenance is performed centrally at our operations center in Arlington, Texas or, in the case of LBAC accounts, Orange, California.

Statistically-based behavioral assessment models are used to project the relative probability that an individual account will default. The behavioral assessment models are also used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio.

Our collections activities are performed at regional centers located in Arlington, Texas; Chandler, Arizona; Charlotte, North Carolina; Orange, California and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of customers daily.

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

Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to dispose of the repossessed vehicle. Independent repossession firms engaged by us handle repossessions. All repossessions, other than bankruptcy or previously charged off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. For fiscal 2007, the net recovery rate upon the sale of repossessed assets was approximately 49%. We pursue collection of deficiencies when we deem such action to be appropriate.

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off are removed from finance receivables and the related repossessed automobiles are included in other assets at net realizable value on the consolidated balance sheet pending disposal.

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

Credit Facilities. Loans are typically funded initially using credit facilities that are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits, or directly with a financial banking institution. Under these funding agreements, we transfer finance receivables to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, LIBOR or prime rates plus specified fees depending upon the source of funds provided by the agents.

Securitizations. We pursue a financing strategy of securitizing our receivables to diversify our funding, provide liquidity and obtain a fixed rate cost-effective source of funds for the purchase of additional automobile finance contracts. The asset-backed securities market allows us to finance our loan origination volume, in most cases with the support of financial guaranty insurance policies, at attractive AAA/Aaa investment grade interest rates over the life of the securitization transaction, thereby locking in the excess spread on our loan portfolio.

Proceeds from securitizations approximate our investment in the automobile finance receivables securitized. The proceeds are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases. Through June 30, 2007, we had securitized approximately $52.5 billion of automobile receivables since 1994.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

We typically arrange for a financial guaranty insurance policy from several monoline insurers to achieve a AAA/Aaa credit rating on the asset-backed securities issued by the securitization Trusts. We have executed securitization transactions with five monoline insurers. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies.

The credit enhancement requirements represent retained interests in the securitization Trusts and include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In the event a shortfall exists in amounts payable on the asset-backed securities, first overcollateralization is reduced, and then funds may be withdrawn from the restricted cash account to cover the shortfall before amounts are drawn on the policy. With respect to insured securitization transactions, funds may also be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the restricted cash account would be increased. Cash would be retained in the restricted cash account and not released to us until the increased target levels have been reached and maintained. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels.

In addition to insured securitization transactions, we have completed seven securitization transactions, most recently in May 2007, in the United States and two in Canada involving the sale of subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities and protect investors from potential losses. We provided credit enhancement in these transactions in the form of a restricted cash account and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows are distributed to us. The credit enhancement assets related to these Trusts do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

Employees

At June 30, 2007, we employed 4,831 persons in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning our executive officers.

Name	Age	Position
Clifton H. Morris, Jr.	71	Chairman of the Board

Daniel E. Berce	53	President and Chief Executive Officer

Steven P. Bowman	40	Executive Vice President, Chief Credit and Risk Officer

Chris A. Choate	44	Executive Vice President, Chief Financial Officer and Treasurer

Mark Floyd	54	Executive Vice President, Co-Chief Operating Officer

Preston A. Miller	43	Executive Vice President, Co-Chief Operating Officer

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

MARK FLOYD has served as Executive Vice President, Co-Chief Operating Officer since August 2007 and had been Executive Vice President, Chief Operating Officer for Servicing since January 2005. Prior to that, he was Executive Vice President, Chief Operating Officer from April 2003 to January 2005. He served as President, Dealer Services from August 2001 until April 2003. Mr. Floyd joined us in 1997.

PRESTON A. MILLER has served as Executive Vice President, Co-Chief Operating Officer since August 2007 and had been Executive Vice President, Chief Operating Officer for Originations since January 2005. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from April 2003 to January 2005. Mr. Miller was Executive Vice President, Treasurer from July 1998 until April 2003. Mr. Miller joined us in 1989.

ITEM 1A.	RISK FACTORS

Dependence on Credit Facilities. We depend on various credit facilities with financial institutions to finance our purchase of contracts pending securitization.

At June 30, 2007, we had seven separate credit facilities that provide borrowing capacity of up to $5,640.8 million, including:

(i)	a master warehouse facility providing up to $2,500.0 million of receivables financing which matures in October 2009;

(ii)	a medium term note facility providing $750.0 million of receivables financing which matures in October 2009;

(iii)	a repurchase facility providing up to $500.0 million through the August 2007 maturity for the financing of finance receivables repurchased from securitization Trusts upon exercise of the cleanup call option. This facility was renewed subsequent to June 30, 2007, extending the maturity to August 2008;

(iv)	a near prime facility providing up to $400.0 million through the July 2007 maturity for the financing of higher credit quality receivables. This facility was renewed subsequent to June 30, 2007, extending the maturity to July 2008;

(v)	a BVAC credit facility providing up to $750.0 million until June 30, 2007, and $450.0 million thereafter through the September 2007 maturity for the financing of BVAC originated receivables;

(vi)	a LBAC credit facility providing up to $600.0 million through the September 2007 maturity for the financing of LBAC originated receivables; and

(vii)	a Canadian credit facility providing up to $140.8 (Cdn $150.0) million through the May 2008 maturity for the financing of Canadian originated receivables.

We cannot guarantee that any of these financing resources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail loan contract purchasing activities, which would have a material adverse effect on our financial position and results of operations.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under credit facilities. Additionally, the credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. As of June 30, 2007, our credit facilities were in compliance with all covenants.

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

The asset-backed securities market has been currently experiencing unprecedented disruptions. Current conditions in this market include reduced liquidity, credit risk premiums for certain market participants and reduced investor demand for asset-backed securities, particularly those backed by sub-prime collateral. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market, may continue or worsen in the future. We attempt to mitigate the impact of market disruptions by obtaining adequate committed credit facilities from a variety of reliable sources. There can be no assurance, however, that we will be successful in selling securities in the asset-backed securities market, at least in the near term, that our credit facilities will be adequate to fund our loan origination activities until the disruptions in the securitization markets subside or that the cost of debt will allow us to operate at profitable levels. Since we are highly dependent on the availability of the asset-backed securities market to finance our operations, disruptions in this market or any adverse change or delay in our ability to access the market would have a material adverse effect on our financial position, liquidity and results of operations. Continued reduced investor demand for asset-backed securities such as our asset-backed securities could result in our having to hold auto loans until investor demand improves, but our capacity to hold auto loans is not unlimited. If we confront a reduced demand for our asset-backed securities, it could require us to reduce the amount of auto loans that we will purchase. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

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

Dependence on Financial Guaranty Insurance. To date, all but seven of our securitizations in the United States have utilized financial guaranty insurance policies provided by various monoline insurance providers in order to achieve AAA/Aaa ratings on the insured securities issued in the securitization transactions. These ratings reduce the costs of securitizations relative to alternative forms of financing available to us and enhance the marketability of these transactions to investors in asset-backed securities. However, the financial guaranty insurance providers are not required to insure future securitizations sponsored by us, and there can be no assurance that they will continue to do so or that future securitizations sponsored by us will be similarly rated. Our insurance providers’ willingness to insure our future securitizations is subject to many factors beyond our control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of our portfolio for which the insurer has provided insurance. Further, investor perceptions of our insurance providers and claims-paying capacity may adversely impact the marketability of the insured securities. Alternatively, in lieu of relying on a financial guaranty insurance policy, in seven of our securitizations in the United States, we have sold or retained subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities.

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

Liquidity and Capital Needs. Our ability to make payments on or to refinance our indebtedness and to fund our operations and planned capital expenditures depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, capital markets and other factors that are beyond our control.

We expect to continue to require substantial amounts of cash. Our primary cash requirements include the funding of: (i) contract purchases pending their securitization; (ii) credit enhancement requirements in connection with the securitization of the receivables and credit facilities; (iii) interest and principal payments under our credit facilities and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables and credit facilities; (v) ongoing operating expenses; (vi) income tax payments; and (vii) capital expenditures. Additionally, we have been using cash to fund our stock repurchase program since April 2004 and anticipate continuing to do so as market conditions warrant. We currently have $200 million remaining under our Board approved share repurchase authorization. We have also, and may in the future, use cash to fund acquisitions of businesses, such as the acquisitions of BVAC and LBAC.

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

Our primary sources of future liquidity are expected to be: (i) distributions received from securitization Trusts; (ii) interest and principal payments on loans not yet securitized; (iii) servicing fees; (iv) borrowings under our credit facilities or proceeds from securitization transactions; and (v) further issuances of other debt securities.

Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will require the execution of additional securitization transactions and may choose to enter into other additional debt financings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the capital markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

Leverage. We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of receivables transferred to securitization Trusts, and our ability to enter into additional securitization transactions as well as other debt financings, which, to a certain extent, is subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

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

The degree to which we are leveraged creates risks including: (i) we may be unable to satisfy our obligations under our outstanding indebtedness; (ii) we may find it more difficult to fund future credit enhancement requirements, operating costs, income tax payments, capital expenditures, stock repurchases, acquisitions, or general corporate purposes; (iii) we may have to dedicate a substantial portion of our cash resources to the payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and (iv) we may be vulnerable to adverse general economic, capital markets and industry conditions.

Our credit facilities require us to comply with certain financial ratios and covenants. Additionally, our credit facilities have minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2007, we were in compliance with all financial and portfolio performance covenants on our credit facilities and securitization transactions.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs or require us to repay immediately all of the outstanding debt. If our debt payments were accelerated, our assets might not be sufficient to fully repay the debt. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt. These events may also result in a default under our senior note and convertible senior note indentures.

We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would suffer.

Default and Prepayment Risks. Our results of operations, financial condition and liquidity depend, to a material extent, on the performance of loans in our portfolio. Obligors under contracts acquired or originated by us may default during the term of their loan. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery.

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

Portfolio Performance—Negative Impact on Cash Flows. Generally, the form of agreements we enter into with our financial guaranty insurance providers in connection with securitization transactions contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund the increased credit enhancement levels instead of being distributed to us, which would have an adverse effect on our cash flows and liquidity.

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

Right to Terminate Servicing. The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to in the preceding risk factor. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2007, no such servicing right termination events have occurred with respect to any of the Trusts formed by us. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity and results of operations.

Implementation of Business Strategy. Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired loan origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective loan servicing and collection practices, continued investment in technology to support operating efficiency, continued expansion of new loan origination channels, effective integration of acquired businesses and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Target Consumer Base. A substantial portion of our purchasing and servicing activities involve sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions. We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, such as the United States and Canadian economies have at times experienced, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we focus on predominantly sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. While we seek to manage the higher risk inherent in loans made to sub-prime borrowers through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity and results of operations and our ability to enter into future securitizations and future credit facilities.

Wholesale Auction Values. We sell repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction value of certain types of vehicles. Our net recoveries as a percentage of repossession charge-offs was 49% in fiscal 2007, 48% in fiscal 2006 and 43% in fiscal 2005. There can be no assurance that our recovery rates will remain at current levels.

Interest Rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increase, such as they have since 2003, our gross interest rate spread on new originations generally declines since the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance, however, that hedging strategies will mitigate the impact of increases in interest rates.

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

Data Integrity. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or loan information, or if we give third parties or our employees improper access to our customers’ personal information or loan information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

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

Litigation. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a 12-year lease that commenced in July 1999. We also lease 76,000 square feet of office space in Charlotte, North Carolina, 85,000 square feet of office space in Peterborough, Ontario and 150,000 square feet of office space in Chandler, Arizona, all under ten-year agreements with renewal options, and lease 250,000 square feet of office space in Arlington, Texas, under a twelve-year agreement with renewal options that commenced in August 2005. We also own a 250,000 square foot servicing facility in Arlington, Texas. Through our acquisition of BVAC, we lease 15,600 square feet of office space in Covina, California. Additionally, through our acquisition of LBAC, we lease 35,000 square feet of office space in Paramus, New Jersey and 28,000 square feet of office space in Orange, California. As of April 1, 2004, we abandoned certain office space at the Fort Worth offices and the Chandler facility and all of the Jacksonville facility we previously used as a servicing facility. As of June 30, 2007, we have sublet approximately 87% of the 160,000 square feet of space we have abandoned in connection with prior restructurings. Also, during fiscal 2007, we settled the Jacksonville, Florida lease and no longer have that obligation. We are seeking to sublease the remainder of the abandoned office space.

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

There were no matters submitted to a vote of our security holders during the fourth quarter ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the New York Stock Exchange under the symbol ACF. As of August 27, 2007, there were 114,497,662 shares of common stock outstanding and approximately 225 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for our common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2007

First Quarter	$28.25	$21.68	$24.99
Second Quarter	26.51	22.59	25.17
Third Quarter	27.77	20.45	22.86
Fourth Quarter	29.46	22.52	26.55

Fiscal year ended June 30, 2006

First Quarter	$27.59	$23.40	$23.87
Second Quarter	26.40	21.31	25.63
Third Quarter	31.54	25.43	30.73
Fourth Quarter	31.70	26.41	27.92

Dividend Policy

We have never paid cash dividends on our common stock. The indentures pursuant to which our senior notes and convertible senior notes were issued contain certain restrictions on the payment of dividends. We presently intend to retain future earnings, if any, for use in the operation and expansion of the business and for Board approved stock repurchases and do not anticipate paying any cash dividends in the foreseeable future.

Share Repurchases

During the year ended June 30, 2007, we repurchased shares of our common stock as follows (dollars in thousands, except per share data):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 2006 (a)	2,121,600	$23.17	2,121,600	$28,028
September 2006 (a)(b)	11,340,830	$24.23	1,231,330	$300,000	(c)
June 2007(c)	3,600	$25.02	3,600	$299,910

(a)	On October 25, 2005, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.
(b)	Includes $246.8 million of the net proceeds from our convertible senior notes offering used to purchase 10,109,500 shares of our common stock.
(c)	On September 12, 2006, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.

As of August 15, 2007, we have repurchased $1,346.8 million of our common stock since inception of our share repurchase program in April 2004, and we had remaining authorization to repurchase $200 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of August 15, 2007, we have approximately $30 million for share repurchases under the indenture limits.

Performance Graphs

The following performance graphs present cumulative shareholder returns on our Common Stock for the five and four years ended June 30, 2007. In both performance graphs, we are compared to (i) the S&P 500 and (ii) the S&P Consumer Finance Index. The four-year performance graph reflects the performance of our stock price since the implementation of a revised operating plan in fiscal 2003. Each Index assumes $100 invested at the beginning of the measurement period and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

The data source for the graphs is Hemscott Inc., an authorized licensee of S&P.

Comparison of Cumulative Shareholder Return 2002-2007

	June 2002	June 2003	June 2004	June 2005	June 2006	June 2007
AmeriCredit Corp.	$100.00	$30.48	$69.63	$90.91	$99.54	$94.65
S&P 500	$100.00	$100.25	$119.41	$126.96	$137.92	$166.32
S&P Consumer Finance	$100.00	$92.93	$115.14	$125.89	$138.60	$151.16

Comparison of Cumulative Shareholder Return 2003-2007

	June 2003	June 2004	June 2005	June 2006	June 2007
AmeriCredit Corp.	$100.00	$228.42	$298.25	$326.55	$310.53
S&P 500	$100.00	$123.90	$135.47	$149.14	$162.66
S&P Consumer Finance	$100.00	$119.11	$126.64	$137.57	$165.90

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2007 (a)	2006 (a)	2005	2004	2003
Operating Data
(dollars in thousands, except per share data)
Finance charge income	$2,142,470	$1,641,125	$1,217,696	$927,592	$613,225
Other revenue	197,453	170,213	233,150	288,244	368,056
Total revenue	2,339,923	1,811,338	1,450,846	1,215,836	981,281
Net income	360,249	306,183	285,909	226,983	21,209
Basic earnings per share	3.02	2.29	1.88	1.45	0.15
Diluted earnings per share	2.73	2.08	1.73	1.37	0.15
Diluted weighted average shares	133,224,945	148,824,916	167,242,658	166,387,259	137,807,775
Other Data
Origination volume (c)	8,454,600	6,208,004	5,031,325	3,474,407	6,310,584

June 30,	2007 (a)	2006 (a)	2005	2004	2003
Balance Sheet Data
(in thousands)
Cash and cash equivalents	$910,304	$513,240	$663,501	$421,450	$316,921
Finance receivables, net	15,102,370	11,097,008	8,297,750	6,363,869	4,996,616
Credit enhancement assets (b)	5,919	104,624	541,790	1,062,322	1,360,618
Total assets	17,811,020	13,067,865	10,947,038	8,824,579	8,108,029
Credit facilities	2,541,702	2,106,282	990,974	500,000	1,272,438
Securitization notes payable	11,939,447	8,518,849	7,166,028	5,598,732	3,281,370
Senior notes	200,000		166,755	166,414	378,432
Convertible senior notes	750,000	200,000	200,000	200,000
Total liabilities	15,735,870	11,058,979	8,825,122	6,699,467	6,227,400
Shareholders’ equity	2,075,150	2,008,886	2,121,916	2,125,112	1,880,629
Other Data
Finance receivables	15,922,458	11,775,665	8,838,968	6,782,280	5,326,314
Gain on sale receivables	24,091	421,037	2,163,941	5,140,522	9,562,464

Managed receivables	15,946,549	12,196,702	11,002,909	11,922,802	14,888,778

(a)	Amounts include operating data, balance sheet data, and other data of our acquisitions discussed in footnote 2 of the consolidated financial statements.
(b)	Credit enhancement assets consist of interest-only receivables from Trusts, investments in Trust receivables and restricted cash – gain on sale Trusts. At June 30, 2007, we had one acquired gain on sale Trust remaining.
(c)	Fiscal 2007 amount includes $34.9 million of contracts purchased through our leasing program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles and, to a lesser extent, making loans directly to consumers buying new and used vehicles as well as providing lease financing through our dealership network. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us as well as direct extensions of credit made by us to consumer borrowers. To fund the acquisition of receivables prior to securitization and to fund the repurchase of receivables pursuant to clean-up call options, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

We, through wholly-owned subsidiaries, periodically transfer receivables to securitization trusts (“Trusts”) that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts, as well as the estimated future excess cash flows expected to be received over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At June 30, 2007, we had one outstanding gain on sale securitization that represents less than one percent of our managed receivables.

On May 1, 2006, we acquired the stock of BVAC. BVAC serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit scores.

On January 1, 2007, we acquired the stock of LBAC. LBAC operates from regional offices in Paramus, New Jersey and Orange, California and serves auto dealers in 34 states offering auto finance products primarily to consumers with near-prime credit bureau scores.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of June 30, 2007, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$82,009	$164,018

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Stock-based compensation

The fair value of each option granted or modified during fiscal 2007, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended June 30,	2007	2006	2005
Expected dividends	0	0	0
Expected volatility	32.4%	33.7%	52.6%
Risk-free interest rate	4.7%	4.7%	3.0%
Expected life	2.3 years	2.6 years	2.6 years

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

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of income and comprehensive income. The impact of a 10% or 20% increase in our assumptions of volatility, risk-free interest rate and expected life on the amount of compensation expense recognized would not have been material for fiscal 2007, 2006 and 2005.

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

RESULTS OF OPERATIONS

Year Ended June 30, 2007 as compared to Year Ended June 30, 2006

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2007	2006
Balance at beginning of period	$11,775,665	$8,838,968
LBAC acquisition	1,784,263
BVAC acquisition		680,122
Loans purchased	8,419,669	6,208,004
Loans repurchased from gain on sale Trusts	315,153	877,929
Liquidations and other	(6,372,292)	(4,829,358)

Balance at end of period	$15,922,458	$11,775,665

Average finance receivables	$13,621,386	$9,993,061

The increase in loans purchased during fiscal 2007 as compared to fiscal 2006 was due to the addition of dealer relationship managers and branch office staff resulting in relationships with more auto dealers, higher origination levels through existing dealer relationships, and originations of $671.6 million and $660.0 million through the BVAC and LBAC platforms, respectively. Fiscal 2006 loans purchased through the BVAC platform were $78.3 million. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables.

The average new loan size increased to $18,506 for fiscal 2007 from $17,354 for fiscal 2006 due to loans purchased through the BVAC and LBAC platforms which are generally higher in quality and larger in size. The average annual percentage rate for finance receivables purchased during fiscal 2007 decreased to 15.8% from 16.7% during fiscal 2006 due to lower average percentage rates on the BVAC and LBAC loans purchased.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Years Ended June 30,	2007	2006
Finance charge income	$2,142,470	$1,641,125
Other income (a)	136,093	95,364
Interest expense	(680,825)	(419,360)

Net margin	$1,597,738	$1,317,129

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2007	2006
Finance charge income	15.7%	16.4%
Other income (a)	1.0	1.0
Interest expense	(5.0)	(4.2)

Net margin as a percentage of average finance receivables	11.7%	13.2%

(a)	Excludes the $9.2 million pretax loss on redemption of our 9.25% Senior Notes due 2009 during fiscal 2006.

The decrease in net margin for fiscal 2007, as compared to fiscal 2006, was a result of the lower effective yield on the higher quality BVAC and LBAC portfolios, combined with an increase in interest expense caused by an increase in market interest rates affecting the cost of short-term borrowings on our credit facilities, an increase in leverage and a continued run-off of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables of 11.7%, would be 12.8% for fiscal 2007 excluding the BVAC and LBAC portfolios.

Revenue

Finance charge income increased by 31% to $2,142.5 million for fiscal 2007 from $1,641.1 million for fiscal 2006, primarily due to the increase in average finance receivables. The effective yield on our finance receivables decreased to 15.7% for fiscal 2007 from 16.4% for fiscal 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the BVAC and LBAC portfolios.

Servicing income consists of the following (in thousands):

Years Ended June 30,	2007	2006
Servicing fees	$2,726	$35,513
Other-than-temporary impairment		(457)
Accretion	6,637	40,153

	$9,363	$75,209

Average gain on sale receivables	$105,831	$1,223,469

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the runoff of our gain on sale receivables portfolio. Servicing fees were 2.6% and 2.9% of average gain on sale receivables for fiscal 2007 and 2006, respectively.

Other-than-temporary impairment of $457,000 for fiscal 2006 resulted from higher than forecasted default rates in certain gain on sale Trusts.

The present value discount related to our credit enhancement assets represents the risk-adjusted time value of money on estimated cash flows. The present value discount on credit enhancement assets is accreted into earnings over the life of credit enhancement assets using the effective interest method. Additionally, unrealized gains on credit enhancement assets reflected in accumulated other comprehensive income are also accreted into earnings over the life of the credit enhancement assets using the effective interest method. We recognized accretion of $6.6 million and $40.2 million during fiscal 2007 and 2006, respectively. We reduce accretion of the present value discount in a period when such accretion would cause an other-than-temporary impairment in a securitization Trust. Accretion is reduced on the securitization Trust and an other-than-temporary impairment is recorded in an amount equal to the amount by which the reference amount exceeds the revised value of the related credit enhancement assets. Future period accretion is subsequently recognized based upon the revised value and recorded over the remaining expected life of the securitization Trust.

Other income consists of the following (in thousands):

	Years Ended June 30,
	2007	2006
Investment income	$84,718	$55,016
Loss on redemption of senior notes		(9,207)
Late fees and other income	51,375	40,348

	$136,093	$86,157

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Gain on sale of equity investment

We held an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an IPO of its common stock. As part of the IPO, we sold 758,526 shares at an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain. During fiscal 2007, we sold our remaining investment in DealerTrack, consisting of 2,644,242 shares acquired at an average cost of $4.15 per share for net proceeds of $23.81 per share, resulting in a $52.0 million gain.

Costs and Expenses

Operating Expenses

Operating expenses increased to $399.7 million for fiscal 2007 from $336.2 million for fiscal 2006, due to increased costs to support greater origination volume and an increase in finance receivables. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 76.2% and 77.5% of total operating expenses for fiscal 2007 and 2006, respectively.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2007 and 2006, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $727.7 million for fiscal 2007 from $567.5 million for fiscal 2006 as a result of increased origination volume. As an annualized percentage of average finance receivables, the provision for loan losses was 5.3% and 5.7% for fiscal 2007 and 2006, respectively. The decrease in the provision for loan losses as an annualized percentage of average finance receivables reflects the inclusion of the higher quality BVAC and LBAC portfolios for fiscal 2007.

Interest Expense

Interest expense increased to $680.8 million for fiscal 2007 from $419.4 million for fiscal 2006. Average debt outstanding was $12,925.6 million and $9,201.7 million for fiscal 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.3% for fiscal 2007 compared to 4.6% for fiscal 2006, due to an increase in market interest rates and a continued run-off of older securitizations with lower interest costs.

Taxes

Our effective income tax rate was 32.3% and 36.9% for fiscal 2007 and 2006, respectively. The lower rate in fiscal 2007 resulted from the favorable resolution of certain prior contingent liabilities, for which we recorded a net reduction to the tax contingency balance of $23.3 million in fiscal 2007.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income consisted of the following (in thousands):

Years Ended June 30,	2007	2006
Unrealized losses on credit enhancement assets	$(3,043)	$(6,165)
Unrealized (losses) gains on cash flow hedges	(1,036)	8,892
Increase in fair value of equity investment	4,497	56,347
Reclassification of gain on sale of equity investment into earnings	(51,997)	(8,847)
Foreign currency translation adjustment	4,521	9,028
Income tax benefit (provision)	18,470	(18,538)

	$(28,588)	$40,717

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2007	2006
Unrealized gains related to changes in credit loss assumptions	$353	$2,183
Unrealized (losses) gains related to changes in interest rates	(4)	161
Reclassification of unrealized gains into earnings through accretion	(3,392)	(8,509)

	$(3,043)	$(6,165)

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

We updated the cumulative credit loss assumptions used in measuring the fair value of credit enhancement assets resulting in the recognition of unrealized gains of $353,000 and $2.2 million for fiscal 2007 and 2006, respectively.

Net unrealized gains of $3.4 million and $8.5 million were reclassified into earnings through accretion during fiscal 2007 and 2006, respectively.

Cash Flow Hedges

Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2007	2006
Unrealized gains related to changes in fair value	$11,536	$19,855
Reclassification of unrealized gains into earnings	(12,572)	(10,963)

	$(1,036)	$8,892

Unrealized (losses) gains related to changes in fair value for fiscal 2007 and 2006, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Equity Investment

On December 16, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the IPO we owned 3,402,768 shares of DealerTrack with an average cost of $4.15 per share. As part of the IPO, we sold 758,526 shares for net proceeds of $15.81 per share resulting in an $8.8 million gain. We owned 2,644,242 shares of DealerTrack with a market value of $22.11 per share at June 30, 2006. During fiscal 2007, we sold our remaining investment in DealerTrack for net proceeds of $23.81 per share, resulting in a $52.0 million gain. The equity investment was classified as available for sale, and changes in its market value were reflected in other comprehensive income. We recorded a $4.5 million and $56.3 million increase in the fair value due to changes in the market value per share of DealerTrack during fiscal 2007 and 2006, respectively.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $4.5 million and $9.0 million for fiscal 2007 and 2006, respectively, were included in other comprehensive (loss) income. The translation adjustment gains are due to the increase in the value of our Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

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

The average new loan size was $17,354 for fiscal 2006, compared to $17,005 for fiscal 2005. The average annual percentage rate for finance receivables purchased during fiscal 2006 increased to 16.7% from 16.4% during fiscal 2005 due to an increase in new loan pricing as a result of an increase in market interest rates.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Years Ended June 30,	2006	2005
Finance charge income	$1,641,125	$1,217,696
Other income (a)	95,364	55,565
Interest expense	(419,360)	(264,276)

Net margin	$1,317,129	$1,008,985

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2006	2005
Finance charge income	16.4%	15.9%
Other income (a)	1.0	0.7
Interest expense	(4.2)	(3.4)

Net margin as a percentage of average finance receivables	13.2%	13.2%

(a)	Excludes the $9.2 million pretax loss on redemption of our 9.25% Senior Notes due 2009 during fiscal 2006.

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

Other income consists of the following (in thousands):

	Years Ended June 30,
	2006	2005
Investment income	$55,016	$21,781
Loss on redemption of senior notes	(9,207)
Late fees and other income	40,348	33,784

	$86,157	$55,565

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

On May 10, 2006, we redeemed our 9.25% senior notes at the redemption price of 104.625% of the principal amount of the notes plus accrued interest through the redemption date. The principal amount of the outstanding notes was $154.6 million. Upon the payment of the redemption price plus accrued interest, we recognized a $9.2 million debt extinguishment loss for fiscal 2006.

Gain on sale of equity investment

We held an equity investment in DealerTrack, a leading provider of on-demand software and data solutions that utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an initial public offering, or IPO, of its common stock. As part of the IPO, we sold 758,526 shares with an average cost of $4.15 per share for net proceeds of $15.81 per share, resulting in an $8.8 million gain for fiscal 2006.

Costs and Expenses

Operating Expenses

Operating expenses increased to $336.2 million for fiscal 2006 from $312.6 million for fiscal 2005, due to increased costs to support greater origination volume.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2006 and 2005, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $567.5 million for fiscal 2006, from $418.7 million for fiscal 2005, as a result of increased origination volume. As a percentage of average finance receivables, the provision for loan losses was 5.7% and 5.5% for fiscal 2006 and 2005, respectively.

Interest Expense

Interest expense increased to $419.4 million for fiscal 2006 from $264.3 million for fiscal 2005. Average debt outstanding was $9,201.7 million and $7,018.8 million for fiscal 2006 and 2005, respectively. The effective rate of interest paid on our debt increased to 4.6% for fiscal 2006 compared to 3.8% for fiscal 2005, due to an increase in market interest rates.

Taxes

Our effective income tax rate was 36.9% and 36.8% for fiscal 2006 and 2005, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following (in thousands):

Years Ended June 30,	2006	2005
Unrealized losses on credit enhancement assets	$(6,165)	$(23,126)
Unrealized gains on cash flow hedges	8,892	5,055
Increase in fair value of equity investment	56,347
Reclassification of gain on sale of equity investment into earnings	(8,847)
Canadian currency translation adjustment	9,028	7,800
Income tax (provision) benefit	(18,538)	7,013

	$40,717	$(3,258)

Credit Enhancement Assets

Unrealized losses on credit enhancement assets consisted of the following (in thousands):

Years Ended June 30,	2006	2005
Unrealized gains (losses) related to changes in credit loss assumptions	$2,183	$(11,322)
Unrealized gains related to changes in interest rates	161	507
Reclassification of unrealized gains into earnings through accretion	(8,509)	(12,311)

	$(6,165)	$(23,126)

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

Equity Investment

On December 16, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the IPO we owned 3,402,768 shares of DealerTrack with an average cost of $4.15 per share. As part of the IPO, we sold 758,526 shares for net proceeds of $15.81 per share resulting in an $8.8 million gain. We owned 2,644,242 shares of DealerTrack with a market value of $22.11 per share at June 30, 2006. The equity investment was classified as available for sale, and changes in its market value were reflected in other comprehensive income. We recorded a $56.3 million increase in the fair value due to changes in market value per share of DealerTrack during fiscal 2006.

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

Finance Receivables. Finance receivables on our balance sheets include receivables purchased but not yet securitized and receivables securitized in transactions which are structured as secured financings. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses on the balance sheet at a level considered adequate to cover probable credit losses inherent in finance receivables.

Gain on Sale Receivables. Prior to October 1, 2002, we periodically sold receivables to Trusts in securitization transactions accounted for as a sale of receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. We retain an interest in the receivables sold in the form of credit enhancement assets. Credit enhancement assets are reflected on our balance sheets at estimated fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future credit losses on the receivables sold. Receivables sold to Trusts that are subsequently charged off decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed our estimates of cumulative credit losses or if the actual timing of these losses differs from expected timing, the fair value of credit enhancement assets is written down through an other- than-temporary impairment charge to earnings to the extent the write-down exceeds any previously recorded unrealized gain.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

June 30, 2007	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$15,922,458	$24,091	$15,946,549

Nonaccretable acquisition fees	(120,425)
Allowance for loan losses	(699,663)

Receivables, net	$15,102,370

Number of outstanding contracts	1,143,713	2,028	1,145,741

Average carrying amount of outstanding contract (in dollars)	$13,922	$11,879	$13,918

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.2%

June 30, 2006	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$11,775,665	$421,037	$12,196,702

Nonaccretable acquisition fees	(203,128)
Allowance for loan losses	(475,529)

Receivables, net	$11,097,008

Number of outstanding contracts	917,484	54,844	972,328

Average carrying amount of outstanding contract (in dollars)	$12,835	$7,677	$12,544

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.8%

The decrease in the allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables at June 30, 2007 compared to June 30, 2006, is primarily due to the inclusion of the LBAC portfolio as well as growth of the BVAC portfolio which are higher quality. The allowance for loan losses and nonaccretable acquisition fees of 5.2% was 5.9% at June 30, 2007, excluding the LBAC and BVAC portfolios.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

June 30, 2007	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$755,419	4.7%	$179	0.7%	$755,598	4.7%
Greater-than-60 days	331,594	2.1	128	0.6	331,722	2.1

	1,087,013	6.8	307	1.3	1,087,320	6.8
In repossession	46,081	0.3			46,081	0.3

	$1,133,094	7.1%	$307	1.3%	$1,133,401	7.1%

June 30, 2006	Finance Receivables		Gain on Sale		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$587,775	5.0%	$38,772	9.2%	$626,547	5.1%
Greater-than-60 days	235,804	2.0	16,134	3.8	251,938	2.1

	823,579	7.0	54,906	13.0	878,485	7.2
In repossession	39,514	0.3	2,052	0.5	41,566	0.3

	$863,093	7.3%	$56,958	13.5%	$920,051	7.5%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies in our receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Delinquencies in finance receivables were lower at June 30, 2007, as compared to June 30, 2006, as a result of the inclusion of the BVAC and LBAC portfolios.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% of accounts historically comprising the managed portfolio received a deferral at some point in the life of the account; however, we anticipate that the level of deferments will decline as higher quality loans are added to the portfolio, such as those originated through our LBAC and BVAC platforms, and comprise a greater percentage of the total.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average managed receivables outstanding were as follows:

Years Ended June 30,	2007	2006	2005
Finance receivables (as a percentage of average finance receivables)	6.0%	6.1%	5.0%

Gain on sale receivables (as a percentage of average gain on sale receivables)	2.6%	8.6%	9.4%

Total managed portfolio (as a percentage of average managed receivables)	6.0%	6.4%	6.4%

The decrease in payment deferrals as a percentage of average receivables for fiscal 2007, as compared to fiscal 2006, is primarily a result of higher levels of deferrals that were granted in fiscal 2006 in connection with Hurricane Katrina and the addition of the LBAC and BVAC portfolios. The increase in contracts receiving a payment deferral as a percentage of average finance receivables in fiscal 2007 and fiscal 2006 as compared to fiscal 2005 is a result of seasoning of the portfolio.

The following is a summary of total deferrals as a percentage of receivables outstanding:

June 30, 2007	Finance Receivables	Gain on Sale (a)	Total Managed
Never deferred	80.5%	93.4%	80.6%

Deferred:
1-2 times	16.3	6.6	16.3
3-4 times	3.1		3.1
Greater than 4 times	0.1

Total deferred	19.5	6.6	19.4

Total	100.0%	100.0%	100.0%

(a)	We had one acquired gain on sale Trust remaining at June 30, 2007.

June 30, 2006	Finance Receivables	Gain on Sale	Total Managed
Never deferred	78.7%	38.7%	77.3%

Deferred:
1-2 times	17.4	35.9	18.1
3-4 times	3.8	25.3	4.5
Greater than 4 times	0.1	0.1	0.1

Total deferred	21.3	61.3	22.7

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2007	2006	2005
Finance receivables:
Repossession charge-offs	$1,070,778	$766,638	$519,062
Less: Recoveries	(539,524)	(377,707)	(244,263)
Mandatory charge-offs (a)	106,840	78,455	45,238

Net charge-offs	$638,094	$467,386	$320,037

Gain on Sale:
Repossession charge-offs	$10,965	$184,113	$514,617
Less: Recoveries	(4,824)	(76,993)	(201,680)
Mandatory charge-offs (a)	(1,176)	4,123	13,177

Net charge-offs	$4,965	$111,243	$326,114

Total managed:
Repossession charge-offs	$1,081,743	$950,751	$1,033,679
Less: Recoveries	(544,348)	(454,700)	(445,943)
Mandatory charge-offs (a)	105,664	82,578	58,415

Net charge-offs	$643,059	$578,629	$646,151

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	4.7%	4.7%	4.2%

Gain on sale receivables	4.7%	9.1%	9.1%

Total managed portfolio	4.7%	5.2%	5.7%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables (b)	48.8%	49.3%	47.1%

Gain on sale receivables	44.0%	41.8%	39.2%

Total managed portfolio (b)	48.8%	47.8%	43.1%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the change during the period in the aggregate write-down of receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.
(b)	Percentages exclude recoveries related to deficiency collections sold to third parties totaling approximately $16.6 million for fiscal 2007.

Net charge-offs as a percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as a percentage of managed receivables for fiscal 2007, as compared to fiscal 2006 and 2005, resulted primarily from the addition of the BVAC and LBAC portfolios. Total managed portfolio charge-offs of 4.7% were 5.2%, excluding BVAC and LBAC, for fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from the senior notes and convertible senior notes transactions, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, income taxes, acquisitions and stock repurchases.

We used cash of $8,832.4 million, $7,147.5 million and $5,447.4 million for the purchase of finance receivables during fiscal 2007, 2006 and 2005, respectively. These purchases were funded initially utilizing cash and credit facilities and subsequently through long-term financing in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of June 30, 2007, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility	October 2009	$2,500.0	$823.0
Medium term note facility	October 2009 (b)	750.0	750.0
Repurchase facility	August 2007	500.0	440.6
Near prime facility	July 2007	400.0
BVAC credit facility	September 2007	750.0	106.9
LBAC credit facility	September 2007	600.0	371.9
Canadian credit facility (c)	May 2008	140.8	49.3

		$5,640.8	$2,541.7

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Facility amount represents Cdn $150.0 million.

In July 2006, we renewed our near prime facility, extending the maturity to July 2007. Subsequent to June 30, 2007, we renewed this facility, extending the maturity to July 2008.

In August 2006, we amended our repurchase facility, increasing the facility limit to $600.0 million through February 2007, after which the facility limit was reduced to $500.0 million with a final maturity of August 2007. Subsequent to June 30, 2007, we renewed this facility, extending the maturity to August 2008.

In September 2006, we renewed our BVAC credit facility, extending the maturity to September 2007. In December 2006 and April 2007, we amended our BVAC credit facility, increasing the facility limit to $650.0 million and $750.0 million, respectively, through June 2007 and $450.0 million thereafter with a final maturity of September 2007.

In October 2006, we amended our master warehouse facility to increase the facility limit to $2,500.0 million and extending the maturity to October 2009.

In October 2006, we entered into a $750.0 million medium term note facility that will mature in October 2009. This facility replaced the $650.0 million medium term note facility that was terminated in October 2006.

In March 2007, we renewed our LBAC credit facility, extending the maturity to September 2007.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. As of June 30, 2007, we were in compliance with all covenants in our credit facilities.

Senior Notes

In June 2007, we issued $200.0 million of senior notes, in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, that are due in June 2015. Interest on the senior notes is payable semiannually at a rate of 8.5%. The notes will be redeemable, at our option, in whole or in part, at any time on or after July 1, 2011, at specific redemption prices. In connection with the issuance of the notes, we entered into a registration rights agreement that requires us to file a shelf registration statement relating to the resale of the notes and the subsidiary guarantees. If the registration statement has not become effective within 180 days from the original issuance of the notes or ceases to remain effective, we will be required to pay the noteholders during the time that the registration statement is not effective a maximum amount of $0.50 per week per $1,000 principal amount of the notes.

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

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending June 30,	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$20,012	$18,215	$16,969	$13,446	$6,733	$21,580	$96,955
Other notes payable	614	138					752
Master warehouse facility			822,955				822,955
Medium term note facility			750,000				750,000
Repurchase facility	440,561						440,561
BVAC credit facility	106,949						106,949
LBAC credit facility	371,902						371,902
Canadian credit facility	49,335						49,335
Securitization notes payable	5,229,516	3,514,769	1,928,709	1,272,424			11,945,418
Senior notes						200,000	200,000
Convertible senior notes					275,000	475,000	750,000
Total expected interest payments	613,381	348,310	158,027	57,718	28,439	100,347	1,306,222

Total	$6,832,270	$3,881,432	$3,676,660	$1,343,588	$310,172	$796,927	$16,841,049

Securitizations

We have completed 59 securitization transactions through June 30, 2007, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at June 30, 2007
Gain on sale:
BV2003-LJ-1	August 2003	$193.3	$23.9

Secured financing:
2003-D-M	October 2003	1,200.0	141.9
2004-A-F	February 2004	750.0	101.0
2004-B-M	April 2004	900.0	144.8
2004-1	June 2004	575.0	105.1
2004-C-A	August 2004	800.0	193.2
2004-D-F	November 2004	750.0	204.8
2005-A-X	February 2005	900.0	273.4
2005-1	April 2005	750.0	204.7
2005-B-M	June 2005	1,350.0	512.6
2005-C-F	August 2005	1,100.0	486.0
2005-D-A	November 2005	1,400.0	702.1
2006-1	March 2006	945.0	493.0
2006-R-M	May 2006	1,200.0	1,147.2
2006-A-F	July 2006	1,350.0	939.9
2006-B-G	September 2006	1,200.0	928.2
2007-A-X	January 2007	1,200.0	1,032.4
2007-B-F	April 2007	1,500.0	1,432.0
2007-1	May 2007	1,000.0	1,000.0
BV2005-LJ-1	February 2005	232.1	85.1
BV2005-LJ-2	July 2005	185.6	79.4
BV2005-3	December 2005	220.1	116.9
LB2003-C	October 2003	250.0	31.4
LB2004-A	March 2004	300.0	49.7
LB2004-B	July 2004	250.0	54.3
LB2004-C	December 2004	350.0	100.0
LB2005-A	June 2005	350.0	126.1
LB2005-B	October 2005	350.0	156.8
LB2006-A	May 2006	450.0	281.6
LB2006-B	September 2006	500.0	364.5
LB2007-A	March 2007	486.0	451.3

Total secured financing transactions		22,793.8	11,939.4

Total active securitizations		$22,987.1	$11,963.3

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Our most recent transaction completed in July 2007 excluded any receivables originated under the BVAC and LBAC platforms and had an initial cash deposit and overcollateralization level of 9.0% and target credit enhancement of 13.0%. Under this structure, we typically expect to begin to receive cash distributions approximately seven to nine months after receivables are securitized. We completed a transaction using a financial guaranty insurance policy including only receivables originated under the LBAC platform in March 2007 that had an initial credit enhancement level of 3.75% and target credit enhancement of 8.0%. We expect to begin to receive cash distributions for this transaction approximately eight to ten months after receivables are securitized.

The second type of securitization structure we use involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities.

Our most recent securitization transaction for primarily sub-prime receivables involving the sale of subordinated asset-backed securities was completed in March 2006 and required an initial cash deposit and overcollateralization level of 7.0% of the original receivable pool balance, and a target credit enhancement level of 16.5% of the receivable pool balance must be reached before excess cash is used to repay the Class E bonds. Subsequent to the payoff of Class E bonds, excess cash is distributed to us. Under this structure, we typically expect to begin to receive cash distributions approximately 22 to 26 months after receivables are securitized.

In May 2007, we executed our first transaction under our securitization program for near-prime and prime receivables. This securitization transaction involved the sale of subordinated asset-backed securities. Additionally, this transaction required an initial cash deposit and overcollateralization level of 0.5% of the original receivable pool balance, and a target credit enhancement level of 4.5% of the receivable pool balance must be reached before excess cash is used to paydown the principal balance of the Class E bonds to maintain a specified amount outstanding. Excess cash not utilized to paydown the Class E bonds will be released to us. Under this structure, we typically expect to begin to receive cash distributions approximately ten to twelve months after receivables are securitized.

Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, the collateral characteristics of the receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2007	2006	2005
Initial credit enhancement deposits:
Restricted cash	$135.6	$95.0	$98.3
Overcollateralization	408.9	355.0	363.3
Distributions from Trusts:
Gain on sale Trusts	93.3	454.5	547.0
Secured financing Trusts	854.2	653.8	550.7

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Generally, our securitization transactions insured by financial guaranty insurance providers and entered into prior to September 2005 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. Our securitization transactions insured by financial guaranty insurance policies after August 2005 do not contain any cross-collateralization provisions.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2007, no such termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

During fiscal 2007, 2006 and 2005, we repurchased 13,466,030 shares of our common stock at an average cost of $24.06 per share, 21,025,074 shares of our common stock at an average cost of $25.12 per share and 16,507,529 shares of our common stock at an average cost of $21.96 per share, respectively. Subsequent to June 30, 2007, we repurchased an additional 4,232,500 shares of our common stock at an average cost of $23.61 per share.

As of August 15, 2007, we had repurchased $1,346.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $200 million of our common stock. A covenant in our senior note indenture entered into in January 2007 limits our ability to repurchase stock. As of August 15, 2007, we have approximately $30 million available for share repurchases under the indenture limits.

Operating Plan

We believe that we have sufficient liquidity to achieve our growth strategies. As of June 30, 2007, we had unrestricted cash balances of $910.3 million. Assuming that origination volume ranges from $10.0 billion to $10.5 billion during fiscal 2008 and the initial credit enhancement requirement for our securitization transactions remains the same as recent transactions, we expect that cash distributions from our securitization transactions combined with cash generated from unsecuritized receivables will exceed the funding requirement for initial credit enhancement deposits during fiscal 2008. We will continue to require the execution of additional securitization transactions during fiscal 2008. There can be no assurance that funding will be available to us through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

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

In November 2006, we entered into interest rate swap agreements to hedge the variability in interest payments on our medium term notes facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other assets on the consolidated balance sheets.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments, the regular sale or pledging of auto receivables to securitization Trusts, pre-funding of securitization transactions and the use of revolving structures.

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of income and comprehensive income.

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

We have entered into interest rate swap agreements to hedge the variability in interest payments on our three most recent securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2007 (dollars in thousands):

Years Ending June 30,	2008	2009	2010	2011	2012	Thereafter	Fair Value
Assets:
Finance receivables	$6,649,221	$4,361,352	$2,706,889	$1,468,165	$576,557	$160,274	$14,878,986
Weighted average annual percentage rate	15.43%	15.34%	15.32%	15.28%	15.09%	14.29%
Interest-only receivables from Trusts	$134						$134
Interest rate swaps
Notional amounts	$53,547	$1,173,113	$596,053	$524,380	$7,368	$638	$14,926
Average pay rate	5.04%	5.00%	5.07%	5.07%	4.92%	4.92%
Average receive rate	5.40%	5.21%	5.37%	5.46%	5.04%	5.10%
Interest rate caps purchased
Notional amounts	$628,168	$304,233	$272,620	$295,501	$320,733	$340,577	$13,410
Average strike rate	5.70%	5.93%	5.95%	5.96%	5.98%	6.36%

Liabilities:
Credit facilities
Principal amounts	$968,747		$1,572,955				$2,541,702
Weighted average effective interest rate	5.39%		5.42%
Securitization notes payable
Principal amounts	$5,229,516	$3,514,769	$1,928,709	$1,272,424			$11,708,795
Weighted average effective interest rate	5.09%	5.23%	5.41%	5.53%
Senior notes
Principal amounts						$200,000	$200,000
Weighted average effective interest rate						8.50%
Convertible senior notes
Principal amounts					$275,000	$475,000	$866,442
Weighted average effective interest rate					0.75%	1.97%
Interest rate caps sold
Notional amounts	$628,168	$304,233	$272,620	$295,501	$320,733	$340,577	$13,410
Average strike rate	5.70%	5.93%	5.95%	5.96%	5.98%	6.36%

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

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending June 30, 2008. Management has evaluated the impact of the adoption of the statement and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management has evaluated the impact of the adoption of this statement and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. We are currently evaluating the potential impact FIN 48 will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management is evaluating the impact of the statement but it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on securities currently classified as held-for-sale and held-to-maturity. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management is evaluating the impact of the statement but it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2007	2006
Assets
Cash and cash equivalents	$910,304	$513,240
Finance receivables, net	15,102,370	11,097,008
Restricted cash – securitization notes payable	1,014,353	860,935
Restricted cash – credit facilities	166,884	140,042
Credit enhancement assets	5,919	104,624
Property and equipment, net	58,572	57,225
Leased vehicles, net	33,968
Deferred income taxes	151,704	78,789
Goodwill	208,435	14,435
Other assets	158,511	201,567

Total assets	$17,811,020	$13,067,865

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$2,541,702	$2,106,282
Securitization notes payable	11,939,447	8,518,849
Senior notes	200,000
Convertible senior notes	750,000	200,000
Funding payable	87,474	54,623
Accrued taxes and expenses	199,059	155,799
Other liabilities	18,188	23,426

Total liabilities	15,735,870	11,058,979

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 230,000,000 shares authorized; 120,590,473 and 169,459,291 shares issued	1,206	1,695
Additional paid-in capital	71,323	1,217,445
Accumulated other comprehensive income	45,694	74,282
Retained earnings	2,000,066	1,639,817

	2,118,289	2,933,239
Treasury stock, at cost (1,934,061 and 42,126,843 shares)	(43,139)	(924,353)

Total shareholders’ equity	2,075,150	2,008,886

Total liabilities and shareholders’ equity	$17,811,020	$13,067,865

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Revenue
Finance charge income	$2,142,470	$1,641,125	$1,217,696
Servicing income	9,363	75,209	177,585
Other income	136,093	86,157	55,565
Gain on sale of equity investment	51,997	8,847

	2,339,923	1,811,338	1,450,846

Costs and expenses
Operating expenses	399,717	336,153	312,637
Provision for loan losses	727,653	567,545	418,711
Interest expense	680,825	419,360	264,276
Restructuring charges, net	(339)	3,045	2,823

	1,807,856	1,326,103	998,447

Income before income taxes	532,067	485,235	452,399
Income tax provision	171,818	179,052	166,490

Net income	360,249	306,183	285,909

Other comprehensive (loss) income
Unrealized losses on credit enhancement assets	(3,043)	(6,165)	(23,126)
Unrealized (losses) gains on cash flow hedges	(1,036)	8,892	5,055
Increase in fair value of equity investment	4,497	56,347
Reclassification of gain on sale of equity investment into earnings	(51,997)	(8,847)
Foreign currency translation adjustment	4,521	9,028	7,800
Income tax benefit (provision)	18,470	(18,538)	7,013

Other comprehensive (loss) income	(28,588)	40,717	(3,258)

Comprehensive income	$331,661	$346,900	$282,651

Earnings per share

Basic	$3.02	$2.29	$1.88

Diluted	$2.73	$2.08	$1.73

Weighted average shares

Basic	119,155,716	133,837,116	152,184,740

Diluted	133,224,945	148,824,916	167,242,658

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income	Earnings	Shares	Amount
Balance at July 1, 2004	162,777,598	$1,628	$1,081,079	$36,823	$1,047,725	5,165,588	$(42,143)
Common stock issued on exercise of options	3,336,912	33	40,158
Common stock issued on exercise of warrants	24,431
Income tax benefit from exercise of options and amortization of convertible senior notes hedge			18,211
Common stock issued for employee benefit plans	669,115	7	(93)			(493,060)	7,150
Stock option expense			11,257
Repurchase of common stock						16,507,529	(362,570)
Other comprehensive loss, net of income tax benefit of $7,013				(3,258)
Net income					285,909

Balance at June 30, 2005	166,808,056	1,668	1,150,612	33,565	1,333,634	21,180,057	(397,563)
Common stock issued on exercise of options	2,367,995	24	27,420
Income tax benefit from exercise of options and amortization of convertible senior notes hedge			16,922
Common stock issued for employee benefit plans	283,240	3	5,905			(78,288)	1,280
Stock based compensation expense			16,586
Repurchase of common stock						21,025,074	(528,070)
Other comprehensive income, net of income taxes of $18,538				40,717
Net income					306,183

Balance at June 30, 2006	169,459,291	1,695	1,217,445	74,282	1,639,817	42,126,843	(924,353)
Common stock issued on exercise of options	4,398,036	44	52,585
Income tax benefit from exercise of options and amortization of convertible senior notes hedges			30,196
Common stock issued for employee benefit plans	333,146	3	6,811			(76,499)	1,746
Stock based compensation expense			20,230
Purchase of warrants						17,687	(334)
Issuance of warrants			93,086
Purchase of call option related to convertible debt			(145,710)
Retirement of treasury stock	(53,600,000)	(536)	(1,203,320)			(53,600,000)	1,203,856
Repurchase of common stock						13,466,030	(324,054)
Other comprehensive loss, net of income tax benefit of $18,470				(28,588)
Net income					360,249

Balance at June 30, 2007	120,590,473	$1,206	$71,323	$45,694	$2,000,066	1,934,061	$(43,139)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities
Net income	$360,249	$306,183	$285,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,737	35,304	38,267
Accretion and amortization of loan fees	(16,982)	(20,062)	16,962
Provision for loan losses	727,653	567,545	418,711
Deferred income taxes	(44,564)	(41,921)	(50,218)
Accretion of present value discount	(6,637)	(40,153)	(78,066)
Stock based compensation expense	20,230	16,586	11,468
Gain on sale of available for sale securities	(51,997)	(8,847)
Other	2,396	2,853	1,336
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	30,313	117,650	(25,578)
Accrued taxes and expenses	21,605	26,193	(4,829)

Net cash provided by operating activities	1,079,003	961,331	613,962

Cash flows from investing activities
Purchases of receivables	(8,832,379)	(7,147,471)	(5,447,444)
Principal collections and recoveries on receivables	5,884,140	4,373,044	3,202,788
Distributions from gain on sale Trusts, net of swap payments	93,271	454,531	547,011
Purchases of property and equipment	(11,604)	(5,573)	(7,676)
Sale of property		34,807
Net purchases of leased vehicles	(28,427)
Proceeds from sale of equity investment	62,961	11,992
Acquisition of Bay View, net of cash acquired		(61,764)
Acquisition of Long Beach, net of cash acquired	(257,813)
Change in restricted cash – securitization notes payable	(32,953)	(195,456)	(147,476)
Change in restricted cash – credit facilities	(23,579)	325,724	(245,551)
Change in other assets	2,314	(6,473)	29,442

Net cash used by investing activities	(3,144,069)	(2,216,639)	(2,068,906)

Cash flows from financing activities
Net change in credit facilities	232,895	887,430	490,974
Issuance of securitization notes payable	6,748,304	4,645,000	4,550,000
Payments on securitization notes payable	(4,923,625)	(3,760,931)	(2,990,238)
Issuance of (payments on) senior notes	200,000	(167,750)
Issuance of convertible senior notes	550,000
Debt issuance costs	(40,247)	(14,520)	(21,577)
Proceeds from sale of warrants related to convertible debt	93,086
Purchase of call option related to convertible debt	(145,710)
Repurchase of common stock	(324,054)	(528,070)	(362,570)
Net proceeds from issuance of common stock	58,157	32,467	42,201
Other net changes	15,938	7,697	(13,276)

Net cash provided by financing activities	2,464,744	1,101,323	1,695,514

Net increase (decrease) in cash and cash equivalents	399,678	(153,985)	240,570
Effect of Canadian exchange rate changes on cash and cash equivalents	(2,614)	3,724	1,481
Cash and cash equivalents at beginning of year	513,240	663,501	421,450

Cash and cash equivalents at end of year	$910,304	$513,240	$663,501

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

History and Operations

We were formed on August 1, 1986, and, since September 1992, have been in the business of purchasing and servicing automobile sales finance contracts. During fiscal 2007, we began originating operating leases on automobiles.

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities. All intercompany transactions and accounts have been eliminated in consolidation. Certain prior years amounts, including deferred and current income tax provisions, have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, stock based compensation and income taxes.

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

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $39.4 million and $27.4 million at June 30, 2007 and 2006, respectively, are included in other assets on the consolidated balance sheets pending sale.

Credit Enhancement Assets

We periodically transfer receivables to Trusts, and the Trusts, in turn, issue asset-backed securities to investors in securitization transactions.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. We retained an interest in the receivables in the form of a residual or interest-only receivables from Trusts and also retained other subordinated interests in the receivables transferred to the Trusts. The interests retained are classified as either interest-only receivables from Trusts, investments in Trust receivables or restricted cash – gain on sale Trusts depending upon the form of interest retained. These interests are collectively referred to as credit enhancement assets.

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

Subsequent to September 30, 2002, we structured our securitization transactions to no longer meet the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Credit enhancements for securitizations accounted for as secured financings are not characterized as interest-only receivables from Trusts, investments in Trust receivables and restricted cash – gain on sale Trusts on our consolidated balance sheets. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash – securitization notes payable. Additionally, investments in Trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable. Under the secured financing securitization structure, interest-only receivables from Trusts are not reflected as an asset upon transfer of finance receivables but instead will be recognized in the income statement when earned in future periods.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from three to 25 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

Leased Vehicles

Leased vehicles consist of automobiles leased to consumers. These assets are reported at cost, less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Depreciation expense is included in operating expenses on our consolidated statements of income. Residual values of operating leases are evaluated individually for impairment under Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Under SFAS 144, when aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Goodwill and Other Intangible Assets

Under the purchase method of accounting, the net assets of entities acquired by us are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value of net assets is recorded as goodwill. Other identifiable intangible assets are amortized either on an accelerated or straight-line basis over their estimated useful lives. Goodwill and other intangible assets are evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Derivative Financial Instruments

We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Interest Rate Swap Agreements

We utilize interest rate swap agreements to convert floating rate exposures on securities issued by securitization Trusts accounted for as secured financings and our medium term note facility to fixed rates, thereby hedging the variability in interest expense paid. Portions of these interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging our exposure to interest rate risk from both an accounting and economic perspective.

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

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2007, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness of our cash flow hedges to be recorded in earnings.

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

Operating Leases – deferred origination fees or costs

Deferred revenue is amortized on a straight-line basis over the lease term and is included in other income on our consolidated statements of income. Net deferred origination fees or costs are amortized over the life of the lease to other income.

Stock Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. We adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, we adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the years ended June 30, 2007, 2006, and 2005, we have recorded total stock based compensation expense of $20.2 million ($13.7 million net of tax), $16.6 million ($10.5 million net of tax) and $11.5 million ($7.2 million net of tax), respectively. Included in total stock based compensation expense for the years ended June 30, 2007 and 2006, is an additional $0.1 million and $4.5 million, respectively, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options that vest subsequent to June 30, 2005, and were granted prior to our implementation of SFAS 123 on July 1, 2003. There is no remaining amortization on these outstanding options at June 30, 2007. The consolidated statement of income and comprehensive income for the year ended June 30, 2005, has not been restated to reflect the amortization of these options.

The tax benefit of the stock option expense of $19.8 million and $13.5 million for the years ended June 30, 2007 and 2006, which was calculated using the short-cut method, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The following table illustrates the effect on net income and earnings per share had compensation expense for all options granted under our plans been determined using the fair value-based method and amortized over the expected life of the options (in thousands, except per share data):

Year Ended June 30,	2005
Net income, as reported	$285,909
Add: Stock based compensation expense included in reported net income, net of related tax effects	7,248
Deduct: Stock based compensation expense determined under fair value-based method, net of related tax effects	(22,949)

Pro forma net income	$270,208

Earnings per share:
Basic—as reported	$1.88

Basic—pro forma	$1.78

Diluted—as reported	$1.73

Diluted—pro forma	$1.63

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2007	2006	2005
Expected dividends	0	0	0
Expected volatility	32.4%	33.7%	52.6%
Risk-free interest rate	4.7%	4.7%	3.0%
Expected life	2.3 years	2.6 years	2.6 years

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

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending June 30, 2008. Management has evaluated the impact of the adoption of this statement and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. Management has evaluated the impact of the adoption of this statement and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for our fiscal year ending June 30, 2008. We are currently evaluating the potential impact FIN 48 will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management is evaluating the impact of the statement but it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on securities currently classified as held-for-sale and held-to-maturity. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management is evaluating the impact of the statement but it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Acquisitions

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corporation (“LBAC”) to expand our market niche. The total consideration in the all-cash transaction, including transaction costs, was approximately $287.7 million. The fair value of the net assets acquired was approximately $90.9 million, which resulted in goodwill of approximately $196.8 million, all of which is deductible for federal income tax purposes. LBAC serves auto dealers in 34 states offering auto finance products primarily to consumers with near-prime credit bureau scores.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Finance receivables, net	$1,743,568
Goodwill	196,770
Other assets	468,165

Total assets	2,408,503

Securitization notes payable	1,595,890
Other liabilities	524,926

Total liabilities	2,120,816

Total assets acquired	$287,687

Subsequent to the acquisition, we adjusted our preliminary allocation of the LBAC purchase price by $3.5 million. We expect to continue to refine and finalize our purchase accounting estimates and assumptions during the fiscal year ending June 30, 2008. As a result of this, our preliminary purchase price allocation is subject to change.

The results of operations of LBAC subsequent to the acquisition are included in our consolidated statements of income and comprehensive income. The following unaudited proforma financial information presents a summary of consolidated results of operations of our company as if the acquisition had occurred at the beginning of the periods presented (dollars in thousands except for per share data):

June 30,	2007	2006
Revenue	$2,428,816	$1,950,126
Net income	360,446	309,926
Earnings per share, basic	3.02	2.32
Earnings per share, diluted	2.73	2.10

These unaudited proforma results have been prepared for comparative purposes only. These results may not be indicative of the results of operations that actually would have resulted had this acquisition occurred at the beginning of the periods presented.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”). The total consideration in the all-cash transaction was approximately $64.6 million. The fair value of the net assets acquired was $50.2 million which resulted in goodwill of $14.4 million, which is not deductible for federal income tax purposes. BVAC serves auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit bureau scores. Subsequent to the acquisition, we adjusted our preliminary allocation of the BVAC purchase price by $6.3 million.

3.	Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2007	2006
Finance receivables unsecuritized, net of fees	$3,054,183	$2,415,000
Finance receivables securitized, net of fees	12,868,275	9,360,665
Less nonaccretable acquisition fees	(120,425)	(203,128)
Less allowance for loan losses	(699,663)	(475,529)

	$15,102,370	$11,097,008

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,797.4 million and $2,227.3 million pledged under our credit facilities as of June 30, 2007 and 2006, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $632.9 million and $574.8 million of delinquent finance receivables as of June 30, 2007 and 2006, respectively.

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

A summary of nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2007	2006	2005
Balance at beginning of year	$203,128	$199,810	$176,203
Repurchase of receivables	9,195	29,423	24,133
Net charge-offs	(91,898)	(26,105)	(526)

Balance at end of year	$120,425	$203,128	$199,810

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2007	2006	2005
Balance at beginning of year	$475,529	$341,408	$242,208
Acquisition of Bay View		7,857
Acquisition of Long Beach	42,677
Provision for loan losses	727,653	567,545	418,711
Net charge-offs	(546,196)	(441,281)	(319,511)

Balance at end of year	$699,663	$475,529	$341,408

4.	Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2007	2006	2005
Receivables securitized	$7,659,927	$5,000,007	$4,913,319
Net proceeds from securitization	6,748,304	4,645,000	4,550,000
Servicing fees:
Sold	2,726	35,513	100,641
Secured financing (a)	276,942	218,986	173,509
Distributions from Trusts:
Sold	93,271	454,531	547,011
Secured financing	854,220	653,803	550,699

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income and comprehensive income.

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

As of June 30, 2007 and 2006, we were servicing $12,899.7 million and $9,795.1 million, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

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

Credit enhancement assets consist of the following (in thousands):

June 30,	2007 (a)	2006
Interest-only receivables from Trusts	$134	$3,645
Investments in Trust receivables		41,018
Restricted cash – gain on sale Trusts	5,785	59,961

	$5,919	$104,624

(a)	We had one acquired gain on sale Trust remaining at June 30, 2007.

A summary of activity in the credit enhancement assets is as follows (in thousands):

June 30,	2007	2006	2005
Balance at beginning of year	$104,624	$541,790	$1,062,322
Distributions from Trusts	(93,271)	(454,531)	(551,359)
Receivables repurchased under clean-up call options	(8,155)	(33,384)	(22,231)
Accretion of present value discount	2,372	29,012	64,083
Other-than-temporary impairment		(457)	(1,122)
Change in unrealized gain	349	2,165	(10,642)
Canadian currency translation adjustment		238	739
Acquisition of Bay View		19,791

Balance at end of year	$5,919	$104,624	$541,790

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

Significant assumptions used in measuring the estimated fair value of credit enhancement assets related to the gain on sale Trusts at the balance sheet dates are as follows:

June 30,	2007		2006
Cumulative credit losses	2.1	% (a)	12.5% - 14.3	% (b)

Discount rate used to estimate present value:
Interest-only receivables from Trusts	14.0%		14.0%
Investments in Trust receivables			9.8%
Restricted cash – gain on sale Trusts	9.8%		9.8%

(a)	We had one acquired gain on sale Trust remaining at June 30, 2007.
(b)	Excludes cumulative credit loss assumption of 2.3% related to the acquired gain on sale Trust at June 30, 2006.

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

Expected cumulative static pool credit losses on receivables that have been sold to the Trusts are shown below:

	Securitizations Completed in Years Ended June 30,
	2004		2003	2002
Estimated cumulative credit losses as of: (a)
June 30, 2007	2.1	% (b)
June 30, 2006	2.3	% (b)	13.1%
June 30, 2005			14.1%	13.8%

(a)	Cumulative credit losses are calculated by adding the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown for each year is a weighted average for all securitizations during the period.
(b)	BVAC gain on sale Trust.

6.	Equity Investment

We held an equity investment in DealerTrack Holdings, Inc. (“DealerTrack”), a leading provider of on-demand software and data solutions that utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources. On December 16, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the

IPO we owned 3,402,768 shares of DealerTrack with an average cost of $4.15 per share. As part of the IPO, we sold 758,526 shares for net proceeds of $15.81 per share resulting in an $8.8 million gain. We owned 2,644,242 shares of DealerTrack with a market value of $22.11 per share at June 30, 2006. This equity investment was classified as available for sale, and changes in its market value were reflected in other comprehensive income. At June 30, 2006, the investment was included in other assets on the consolidated balance sheets and was valued at $58.5 million. Included in accumulated other comprehensive income on the consolidated balance sheets was $47.5 million in unrealized gains related to our investment in DealerTrack at June 30, 2006. During the year ended June 30, 2007, we sold our remaining investment in DealerTrack for net proceeds of $23.81 per share, resulting in a $52.0 million gain.

7.	Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

June 30,	2007	2006
Master warehouse facility	$822,955	$358,800
Medium term note facility	750,000	650,000
Repurchase facility	440,561	482,628
Near prime facility		293,394
BVAC credit facility	106,949	133,180
BVAC receivables funding facility		188,280
LBAC credit facility	371,902
Canadian credit facility	49,335

	$2,541,702	$2,106,282

Further detail regarding terms and availability of the credit facilities as of June 30, 2007, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (g)
Master warehouse facility:
October 2009	$2,500,000	$822,955	$947,561	$9,386
Medium term note facility:
October 2009 (b)	750,000	750,000	794,084	33,332
Repurchase facility:
August 2007 (c)	500,000	440,561	502,685	29,427
Near prime facility:
July 2007 (d)	400,000			1,331
BVAC credit facility:
September 2007 (e)	750,000	106,949	110,756	1,370
LBAC credit facility:
September 2007	600,000	371,902	382,884
Canadian credit facility:
May 2008 (f)	140,792	49,335	59,424

	$5,640,792	$2,541,702	$2,797,394	$74,846

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Subsequent to June 30, 2007, we renewed this facility, extending the maturity to August 2008.
(d)	Subsequent to June 30, 2007, we renewed this facility, extending the maturity to July 2008.
(e)	This facility provides for a facility limit of $750.0 million through June 2007 and $450.0 million thereafter with a final maturity of September 2007.
(f)	Facility amount represents Cdn $150.0 million.
(g)	These amounts do not include cash collected on finance receivables pledged of $92.0 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of June 30, 2007, we were in compliance with all covenants in our credit facilities.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $6.5 million and $5.8 million as of June 30, 2007 and 2006, respectively, are included in other assets on the consolidated balance sheets.

8.	Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $23.6 million and $21.4 million as of June 30, 2007 and 2006, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2007	Note Balance at June 30, 2007	Note Balance at June 30, 2006
2002-E-M	June 2009	$1,700,000	3.2%			$241,664
C2002-1 Canada	December 2009	137,000	5.5%			13,254
2003-A-M	November 2009	1,000,000	2.6%			171,170
2003-B-X	January 2010	825,000	2.3%			154,907
2003-C-F	May 2010	915,000	2.8%			175,529
2003-D-M	August 2010	1,200,000	2.3%	$158,527	$141,922	290,657
2004-A-F	February 2011	750,000	2.3%	114,887	101,016	198,938
2004-B-M	March 2011	900,000	2.2%	163,112	144,853	269,696
2004-1	July 2010	575,000	3.7%	144,294	105,136	193,132
2004-C-A	May 2011	800,000	3.2%	217,411	193,157	336,429
2004-D-F	July 2011	750,000	3.1%	225,251	204,843	352,779
2005-A-X	October 2011	900,000	3.7%	305,426	273,423	465,158
2005-1	May 2011	750,000	4.5%	278,142	204,676	402,098
2005-B-M	May 2012	1,350,000	4.1%	576,459	512,558	849,479
2005-C-F	June 2012	1,100,000	4.5%	536,506	485,962	791,241
2005-D-A	November 2012	1,400,000	4.9%	768,144	702,147	1,121,711
2006-1	May 2013	945,000	5.3%	566,937	493,001	855,372
2006-RM	January 2014	1,200,000	5.4%	1,250,901	1,147,175	1,199,805
2006-A-F	September 2013	1,350,000	5.6%	1,028,718	939,933
2006-B-G	September 2013	1,200,000	5.2%	1,009,870	928,195
2007-A-X	October 2013	1,200,000	5.2%	1,112,974	1,032,388
2007-B-F	December 2013	1,500,000	5.2%	1,530,060	1,432,013
2007-1	March 2016	1,000,000	5.4%	985,163	999,963
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	83,004	85,113	134,540
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	77,225	79,394	125,056
BV2005-3 (a)	June 2014	220,107	5.1%	113,189	116,950	176,234
LB2003-C (a)	April 2010	250,000	2.6%	31,465	31,364
LB2004-A (a)	July 2010	300,000	2.3%	48,144	49,671
LB2004-B (a)	April 2011	250,000	3.5%	53,022	54,318
LB2004-C (a)	July 2011	350,000	3.5%	102,005	99,960
LB2005-A (a)	April 2012	350,000	4.1%	131,471	126,095
LB2005-B (a)	June 2012	350,000	4.4%	165,134	156,776
LB2006-A (a)	May 2013	450,000	5.4%	276,671	281,610
LB2006-B (a)	September 2013	500,000	5.2%	373,387	364,485
LB2007-A	January 2014	486,000	5.0%	440,776	451,350

		$27,370,803		$12,868,275	$11,939,447	$8,518,849

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $5,229.5 million in fiscal 2008, $3,514.8 million in fiscal 2009, $1,928.7 million in fiscal 2010 and $1,272.4 million in fiscal 2011.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust.

9.	Senior Notes

In June 2007, we issued $200.0 million of senior notes, in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, that are due in June 2015. Interest on the senior notes is payable semiannually at a rate of 8.5%. The notes will be redeemable, at our option, in whole or in part, at any time on or after July 1, 2011, at specific redemption prices. In connection with the issuance of the notes, we entered into a registration rights agreement that requires us to file a shelf registration statement relating to the resale of the notes and the subsidiary guarantees. If the registration statement has not become effective within 180 days from the original issuance of the notes or ceases to remain effective, we will be required to pay the noteholders during the time that the registration statement is not effective a maximum amount of $0.50 per week per $1,000 principal amount of the notes.

Debt issuance costs related to the senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $3.5 million are included in other assets on the consolidated balance sheets as of June 30, 2007.

On May 10, 2006, we redeemed all of our outstanding 9.25% senior notes due May 2009 for a redemption price of 104.625% plus accrued interest through the redemption date. The principal amount of the outstanding notes was $154.6 million. Upon the payment of the redemption price plus accrued interest, we recognized a $9.2 million extinguishment loss, which is included in other income on the consolidated statements of income and comprehensive income for the year ended June 30, 2006.

10.	Convertible Senior Notes

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

Debt issuance costs relating to convertible senior notes are being amortized to interest expense over the expected term of five to seven years of the notes; unamortized costs of $12.9 million and $2.5 million are included in other assets on the consolidated balance sheets as of June 30, 2007 and 2006, respectively.

11.	Derivative Financial Instruments and Hedging Activities

As of June 30, 2007 and 2006, we had interest rate swap agreements associated with our securitization Trusts, our medium term note facility and a portion of our BVAC portfolio with underlying notional amounts of $2,355.1 million and $1,293.8 million, respectively. The fair value of our interest rate swap agreements of $14.9 million and $18.7 million as of June 30, 2007 and 2006, respectively, is included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized gains included in accumulated other comprehensive income of approximately $14.2 million and $15.2 million as of June 30, 2007 and 2006, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the years ended June 30, 2007, 2006 and 2005. We estimate approximately $8.5 million of unrealized gains included in other comprehensive income related to interest rate swap agreements will be reclassified into earnings within the next twelve months.

As of June 30, 2007 and June 30, 2006, we had interest rate cap agreements with underlying notional amounts of $4,323.7 million and $3,733.3 million, respectively. The fair value of the interest rate cap agreements purchased by our special purpose finance subsidiaries of $13.4 million and $15.4 million as of June 30, 2007 and 2006, respectively, are included in other assets on the consolidated balance sheets. The fair value of the interest rate cap agreements sold by us of $13.4 million and $14.8 million as of June 30, 2007 and 2006, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2007 and 2006, these restricted cash accounts totaled $10.2 million and $13.2 million, respectively, and are included in other assets on the consolidated balance sheets.

12.	Commitments and Contingencies

Leases

Our branch offices are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $16.6 million, $17.5 million and $14.9 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2008	$20,012
2009	18,215
2010	16,969
2011	13,446
2012	6,733
Thereafter	21,580

$96,955

During the year ended June 30, 2006, we sold and leased back a building we owned and utilized for servicing activities. The operating lease has a twelve-year term expiring in 2017 with renewal options. The lessor is an unrelated third party. The gain on the sale is being amortized into income in proportion to the related gross rental charged to expense over the lease term.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and managed finance receivables, which include finance receivables held on our consolidated balance sheets and gain on sale receivables serviced by us on behalf of the Trusts. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions. The counterparties to our derivative financial instruments are various major financial institutions. Managed finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in California, Texas and Florida each accounting for 14%, 12% and 10%, respectively, of the managed finance receivables portfolio as of June 30, 2007. No other state accounted for more than 10% of managed finance receivables.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of June 30, 2007 and 2006, the carrying value of the senior notes and convertible senior notes were $950.0 million and $200.0 million, respectively. See guarantor consolidating financial statements in Note 23.

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

13.	Common Stock and Warrants

The following summarizes share repurchase activity:

Years Ended June 30,	2007	2006	2005
Number of shares	13,466,030	21,025,074	16,507,529
Average price per share	$24.06	$25.12	$21.96

Subsequent to June 30, 2007, we repurchased an additional 4,232,050 shares of our common stock at an average cost of $23.61 per share. As of August 15, 2007, we had repurchased $1,346.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $200 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of August 15, 2007, we have approximately $30 million available for share repurchases under the indenture limits.

In January 2007, 53.6 million treasury shares were cancelled and were restored to the status of authorized but unissued shares. Our outstanding common stock was not impacted by this action.

In September 2002, we issued five-year warrants to purchase 1,287,691 shares of our common stock at $9.00 per share. In April 2005, 36,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of our common stock. In July 2006, we repurchased 17,687 shares of these warrants for approximately $334,000.

14.	Stock Based Compensation

General

We have certain stock based compensation plans for employees, non-employee directors and key executive officers.

A total of 28,200,000 shares have been authorized for grants of options and other stock based awards under the employee plans, of which 2,000,000 shares are available for grants to non-employee directors as well as employees. As of June 30, 2007, 3,185,095 shares remain available for future grants. The exercise price of each equity grant must equal the market price of our stock on the date of grant, and the maximum term of each equity grant is ten years. The vesting period is typically three to four years, although grants with other vesting periods or grants that vest upon the achievement of specified performance criteria may be authorized under certain employee plans. A committee of our Board of Directors establishes policies and procedures for equity grants, vesting periods and the term of each grant.

A total of 1,500,000 shares have been authorized for equity grants under the non-employee director plans. These plans have now expired and no shares remain available for future grants. A total of 6,300,000 shares have been authorized for equity grants under the key executive officer plans, all of which have been previously awarded and vested and have been exercised.

Total unamortized stock based compensation was $60.5 million at June 30, 2007, and will be recognized over a period of 1.7 years.

Stock Options

Compensation expense recognized for stock options was $0.9 million, $6.7 million and $6.2 million for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007 and 2006, unamortized compensation expense related to stock options was $1.6 million and $2.2 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Years Ended June 30,	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,724	$16.51	7,569	$15.39	10,216	$15.99
Granted	76	24.80	160	25.00	120	19.57
Exercised	(2,186)	11.98	(1,858)	12.37	(2,061)	12.85
Canceled/forfeited	(115)	38.69	(147)	20.26	(706)	32.24

Outstanding at end of year	3,499	$18.83	5,724	$16.51	7,569	$15.39

Options exercisable at end of year	3,378	$18.53	5,634	$16.36	6,230	$16.34

Weighted average fair value of options granted during year		$6.92		$9.33		$14.26

Cash received from exercise of options for the years ended June 30, 2007 and 2006, was $26.2 million and $23.0 million, respectively. Options exercised are issued as new shares and there are no expected forfeitures of options granted. The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006, was $30.0 million and $28.8 million, respectively.

A summary of options outstanding under our employee plans as of June 30, 2007, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 6.80 to 8.00	74	5.32	$7.16	74	$7.16
$ 8.01 to 10.00	1,094	0.91	8.76	1,094	8.76
$ 10.01 to 15.00	136	4.55	13.74	136	13.74
$ 15.01 to 17.00	651	3.60	16.21	651	16.21
$ 17.01 to 19.00	448	2.47	17.87	448	17.87
$ 19.01 to 21.00	204	5.18	20.30	204	20.30
$ 21.01 to 30.00	404	5.14	25.69	290	25.49
$ 30.01 to 50.00	466	3.84	42.74	459	42.15
$ 50.01 to 55.00	22	4.02	54.14	22	54.14

	3,499			3,378

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	260	$14.88	270	$14.57	320	$13.10
Exercised	(40)	9.38	(10)	6.50	(50)	5.18

Outstanding and exercisable at end of year	220	$15.88	260	$14.88	270	$14.57

Cash received from exercise of options for the years ended June 30, 2007 and 2006, was $375,000 and $65,000, respectively. Options exercised are issued as new shares and there are no expected forfeitures of options granted. The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006, was $665,000 and $157,000, respectively.

A summary of options outstanding under our non-employee director plans as of June 30, 2007, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
Less than $15.00	140	0.92	$14.77
$15.01 to 20.00	80	2.35	17.81

	220

Key Executive Officer Plans

A summary of stock option activity under our key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,172	$12.00	2,672	$11.40	3,898	$11.28
Exercised	(2,172)	12.00	(500)	8.80	(1,226)	11.02

Outstanding and exercisable at end of year			2,172	$12.00	2,672	$11.40

Cash received from exercise of options for the year ended June 30, 2007 and 2006, was $26.1 million and $4.4 million, respectively. Options exercised are issued as new shares and there are no expected forfeitures of options granted. The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006, was $27.8 million and $9.8 million, respectively.

Modifications to extend the option term by two years for 2,840,000 stock options, of which 2,272,000 received shareholder approval, were made during the year ended June 30, 2005. Compensation expense was recognized over the service period on a straight-line basis and totaled $5.4 million for the year ended June 30, 2005.

Restricted Stock Based Grants

Restricted stock grants totaling 2,977,900 shares with an approximate aggregate market value of $78.0 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years.

A total of 1,753,400 shares of restricted stock granted to employees vest in annual increments through March 2010.

A total of 1,191,000 shares of restricted stock granted to key executive officers may vest depending on achievement of specific financial results on the date when the Compensation Committee of our Board of Directors certifies these results for years ending through June 30, 2010.

A total of 33,500 shares of restricted stock granted to non-employee directors vested 50% at the date of grant and 50% after a six-month service period.

Compensation expense recognized for restricted stock grants was $14.0 million, $4.5 million and $1.7 million for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007 and 2006, unamortized compensation expense related to the restricted stock awards was $55.1 million and $34.2 million, respectively. A summary of the status of non-vested restricted stock for the years ended June 30, 2007, 2006 and 2005, is presented below:

Years Ended June 30,	2007	2006	2005
Nonvested at beginning of year	1,439,975	577,300
Granted	1,353,900	1,036,500	587,500
Vested	(262,730)	(138,625)
Forfeited	(110,425)	(35,200)	(10,200)

Nonvested at end of year	2,420,720	1,439,975	577,300

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Stock appreciation rights with respect to 640,000 shares are subject to vesting schedules of 25% that vested in June 2005, 25% that vested in March 2007 and 50% that will vest in March 2008. The remaining stock appreciation rights are subject to vesting schedules of 25% that vested in March 2006, 25% that vested in March 2007 and 50% that will vest in March 2008. Compensation expense recognized for stock appreciation rights was $3.4 million, $3.3 million and $1.0 million for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007 and 2006, unamortized compensation expense related to the rights was $2.5 million and $5.5 million, respectively. A summary of the status of non-vested stock appreciation rights for the years ended June 30, 2007, 2006 and 2005, is presented below:

Years ended June 30,	2007	2006	2005
Nonvested at beginning of year	508,275	520,600
Granted			680,600
Vested	(168,700)	(9,425)	(160,000)
Forfeited	(2,900)	(2,900)

Nonvested at end of year	336,675	508,275	520,600

15.	Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees. Our contributions in stock to the plan were $6.3 million, $4.1 million and $3.3 million for the years ended June 30, 2007, 2006 and 2005, respectively.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 5,000,000 shares have been reserved for issuance under the plan. As of June 30, 2007, 917,455 shares remain available for issuance under the plan. Shares issued under the plan were 287,191, 283, 240, and 549,046 for the years ended June 30, 2007, 2006 and 2005, respectively. We recognized $1.9 million, $2.1 million and $2.6 million in compensation expense for the years ended June 30, 2007, 2006 and 2005, respectively, related to this plan. As of June 30, 2007 and 2006, unamortized compensation expense related to the employee stock purchase plan was $1.3 million and $0.9 million, respectively.

16.	Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2007	2006	2005
Current	$216,382	$220,973	$216,708
Deferred	(44,564)	(41,921)	(50,218)

	$171,818	$179,052	$166,490

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	1.7	1.9	1.8
Tax contingency settlements	(4.4)

	32.3%	36.9%	36.8%

As a result of the favorable resolution of prior contingent liabilities, we recorded a net reduction to the tax contingency balance of $23.3 million during the year ended June 30, 2007.

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2007	2006
Deferred tax liabilities:
Unrealized gains on credit enhancement assets	$(5,824)	$(24,294)
Capitalized direct loan origination costs	(18,177)	(11,934)
Other, including contingencies	(40,193)	(53,257)

	(64,194)	(89,485)

Deferred tax assets:
Allowance for loan losses	149,735	100,074
Net operating loss carryforward – Canada	8,887	7,189
Other	57,276	61,011

	215,898	168,274

Net deferred tax asset	$151,704	$78,789

As of June 30, 2007, we have a net operating loss carryforward of approximately Cdn $26.5 million for Canadian income tax reporting purposes that expires between June 30, 2008 and June 30, 2017, and a net operating loss carryforward of approximately $18.1 million for state income tax reporting purposes which expires in 2009. We expect to generate sufficient income to utilize the net operating loss carryforwards; accordingly, no tax valuation allowance has been recorded on the related deferred tax asset.

No provision for deferred taxes has been made on the approximately $12.5 million of unremitted earnings that are considered to be indefinitely invested in our Canadian subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

17.	Restructuring Charges

As of June 30, 2007, total costs incurred to date related to our restructuring activities include $22.3 million in personnel-related costs and $69.7 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the years ended June 30, 2007, 2006 and 2005, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2004	$10	$16,029	$3,390	$19,429

Cash settlements	(10)	(4,711)		(4,721)
Non-cash settlements		(702)	(372)	(1,074)
Adjustments		2,882	(59)	2,823

Balance at June 30, 2005		13,498	2,959	16,457

Additions	1,250	712		1,962
Cash settlements	(184)	(2,926)		(3,110)
Non-cash settlements		(718)	(358)	(1,076)
Adjustments		1,107	(24)	1,083

Balance at June 30, 2006	1,066	11,673	2,577	15,316

Cash settlements	(944)	(6,700)		(7,644)
Non-cash settlements		(343)	(720)	(1,063)
Adjustments		(455)	116	(339)

Balance at June 30, 2007	$122	$4,175	$1,973	$6,270

The adjustments for the year ended June 30, 2007, include a favorable settlement of a lease obligation regarding prior year restructuring activities.

18.	Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2007	2006	2005
Net income	$360,249	$306,183	$285,909

Interest expense related to the 2003 convertible senior notes, net of related tax effects	3,090	2,878	2,859

Adjusted net income	$363,339	$309,061	$288,768

Basic weighted average shares	119,155,716	133,837,116	152,184,740
Incremental shares resulting from assumed conversions:
Stock based compensation	2,576,287	3,292,982	3,589,632
Warrants	787,737	989,613	763,081
2003 convertible senior notes	10,705,205	10,705,205	10,705,205

	14,069,229	14,987,800	15,057,918

Diluted weighted average shares	133,224,945	148,824,916	167,242,658

Earnings per share:
Basic	$3.02	$2.29	$1.88

Diluted	$2.73	$2.08	$1.73

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the diluted weighted average shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.6 million, 0.7 million and 1.0 million shares of common stock at June 30, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million, 10.9 million and 11.2 million shares of common stock for the years ended June 30, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

19.	Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2007	2006	2005
Interest costs (none capitalized)	$678,359	$402,492	$257,327
Income taxes	186,068	195,749	219,439

Non-cash investing and financing activities during the year ended June 30, 2007, 2006 and 2005, included $3.0 million, $2.2 million and $5.1 million, respectively, of common stock issued for employee benefit plans.

During the year ended June 30, 2006, we entered into capital lease agreements for property and equipment of $1.7 million. We did not enter into any significant capital lease agreements for property and equipment during the years ended June 30, 2007 and 2005.

20.	Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

Years Ended June 30,	2007	2006	2005
Net unrealized gains on credit enhancement assets:
Balance at beginning of year	$2,233	$6,122	$20,273
Unrealized gains (losses), net of taxes of $175, $865 and $(4,197), respectively	174	1,479	(6,618)
Reclassification into earnings, net of taxes of $(1,220), $(3,141) and $(4,778), respectively	(2,172)	(5,368)	(7,533)

Balance at end of year	235	2,233	6,122

Unrealized gain on equity investment:
Balance at beginning of year	29,968
Change in fair market value, net of taxes of $1,839 and $20,798	2,658	35,549
Reclassification of gain on sale into earnings, net of taxes of $(19,371) and $(3,266)	(32,626)	(5,581)

Balance at end of year		29,968

Unrealized gains on cash flow hedges:
Balance at beginning of year	9,488	3,878	785
Change in fair value associated with current period hedging activities, net of taxes of $4,393, $7,328 and $198, respectively	7,143	12,527	311
Reclassification into earnings, net of taxes of $(4,286), $(4,046) and $1,764, respectively	(8,286)	(6,917)	2,782

Balance at end of year	8,345	9,488	3,878

Accumulated foreign currency translation adjustment:
Balance at beginning of year	32,593	23,565	15,765
Translation gain	4,521	9,028	7,800

Balance at end of year	37,114	32,593	23,565

Total accumulated other comprehensive income	$45,694	$74,282	$33,565

21.	Fair Value of Financial Instruments

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

June 30,			2007		2006
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$910,304	$910,304	$513,240	$513,240
Finance receivables, net	(b	)	15,102,370	14,878,986	11,097,008	10,959,707
Credit enhancement assets	(c	)	5,919	5,919	104,624	104,624
Restricted cash – securitization notes payable	(a	)	1,014,353	1,014,353	860,935	860,935
Restricted cash – credit facilities	(a	)	166,884	166,884	140,042	140,042
Restricted cash – other	(a	)	12,434	12,434	14,301	14,301
Interest rate swap agreements	(e	)	14,926	14,926	18,706	18,706
Interest rate cap agreements purchased	(e	)	13,410	13,410	15,418	15,418
Financial liabilities:
Credit facilities	(d	)	2,541,702	2,541,702	2,106,282	2,106,282
Securitization notes payable	(e	)	11,939,447	11,708,795	8,518,849	8,387,558
Senior notes	(e	)	200,000	200,000
Convertible senior notes	(e	)	750,000	886,442	200,000	308,738
Other notes payable	(f	)	752	752	4,296	4,296
Interest rate cap agreements sold	(e	)	13,410	13,410	14,750	14,750

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using a current risk-adjusted rate.
(c)	The fair value of credit enhancement assets is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to our historical experience.
(d)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(e)	The fair values of the interest rate cap and swap agreements, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(f)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

22.	Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2007

Total revenue	$523,621	$575,636	$615,273	$625,393
Income before income taxes	117,648	150,804	129,432	134,183
Net income	74,236	95,426	103,732	86,855
Basic earnings per share	0.59	0.82	0.88	0.74
Diluted earnings per share	0.54	0.74	0.80	0.66
Diluted weighted average shares	139,718,283	130,153,556	131,166,057	131,816,572

Fiscal year ended June 30, 2006

Total revenue	$420,263	$448,128	$455,104	$487,843
Income before income taxes	86,108	137,072	137,669	124,386
Net income	54,033	86,574	86,732	78,844
Basic earnings per share	0.38	0.65	0.67	0.61
Diluted earnings per share	0.35	0.59	0.60	0.55
Diluted weighted average shares	157,590,746	148,325,483	144,954,396	144,286,513

23.	Guarantor Consolidating Financial Statements

The payment of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are our wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the convertible senior notes. We believe that the consolidating financial information for AmeriCredit Corp., the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2007 and 2006 and for each of the three years in the period ended June 30, 2007.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$898,823	$11,481		$910,304
Finance receivables, net		201,036	14,901,334		15,102,370
Restricted cash - securitization notes payable			1,014,353		1,014,353
Restricted cash - credit facilities			166,884		166,884
Credit enhancement assets			5,919		5,919
Property and equipment, net	$6,194	52,378			58,572
Leased vehicles, net			33,968		33,968
Deferred income taxes	(32,624)	119,495	64,833		151,704
Goodwill		208,435			208,435
Other assets	16,454	70,521	71,536		158,511
Due from affiliates	1,029,444		2,240,199	$(3,269,643)
Investment in affiliates	2,070,684	4,070,393	529,739	(6,670,816)

Total assets	$3,090,152	$5,621,081	$19,040,246	$(9,940,459)	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$2,541,702		$2,541,702
Securitization notes payable			11,939,447		11,939,447
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$85,877	1,597		87,474
Accrued taxes and expenses	64,251	54,961	79,847		199,059
Other liabilities	751	17,437			18,188
Due to affiliates		3,269,642		$(3,269,642)

Total liabilities	1,015,002	3,427,917	14,562,593	(3,269,642)	15,735,870

Shareholders’ equity:
Common stock	1,206	75,355	30,627	(105,982)	1,206
Additional paid-in capital	71,323	75,791	2,048,960	(2,124,751)	71,323
Accumulated other comprehensive income	45,694	27,592	37,414	(65,006)	45,694
Retained earnings	2,000,066	2,014,426	2,360,652	(4,375,078)	2,000,066

	2,118,289	2,193,164	4,477,653	(6,670,817)	2,118,289
Treasury stock	(43,139)				(43,139)

Total shareholders’ equity	2,075,150	2,193,164	4,477,653	(6,670,817)	2,075,150

Total liabilities and shareholders’ equity	$3,090,152	$5,621,081	$19,040,246	$(9,940,459)	$17,811,020

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$119,678	$2,022,792		$2,142,470
Servicing income (loss)		36,972	(27,609)		9,363
Other income	$53,688	2,242,982	4,767,256	$(6,927,833)	136,093
Gain on sale of equity investment		51,997			51,997
Equity in income of affiliates	376,744	263,885		(640,629)

	430,432	2,715,514	6,762,439	(7,568,462)	2,339,923

Costs and expenses
Operating expenses	65,267	43,738	290,712		399,717
Provision for loan losses		(102,922)	830,575		727,653
Interest expense	12,784	2,359,432	5,236,442	(6,927,833)	680,825
Restructuring charges		(339)			(339)

	78,051	2,299,909	6,357,729	(6,927,833)	1,807,856

Income before income taxes	352,381	415,605	404,710	(640,629)	532,067

Income tax (benefit) provision	(7,868)	38,861	140,825		171,818

Net income	$360,249	$376,744	$263,885	$(640,629)	$360,249

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$100,631	$1,540,494		$1,641,125
Servicing income		31,094	44,115		75,209
Other income	$51,755	1,776,140	3,985,997	$(5,727,735)	86,157
Gain on sale of equity investment		8,847			8,847
Equity in income of affiliates	307,636	340,962		(648,598)

	359,391	2,257,674	5,570,606	(6,376,333)	1,811,338

Costs and expenses
Operating expenses	35,558	51,915	248,680		336,153
Provision for loan losses		65,187	502,358		567,545
Interest expense	18,500	1,849,379	4,279,216	(5,727,735)	419,360
Restructuring charges		3,045			3,045

	54,058	1,969,526	5,030,254	(5,727,735)	1,326,103

Income before income taxes	305,333	288,148	540,352	(648,598)	485,235

Income tax (benefit) provision	(850)	(19,488)	199,390		179,052

Net income	$306,183	$307,636	$340,962	$(648,598)	$306,183

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2007

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$360,249	$376,744	$263,885		$(640,629)	$360,249
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		333	11,501	24,903			36,737
Accretion and amortization of loan fees			2,867	(19,849)			(16,982)
Provision for loan losses			(102,922)	830,575			727,653
Deferred income taxes		8,422	(32,522)	(20,464)			(44,564)
Accretion of present value discount				(6,637)			(6,637)
Stock based compensation expense		20,230					20,230
Gain on sale of available for sale securities			(51,997)				(51,997)
Other			2,752	(356)			2,396
Equity in income of affiliates		(376,744)	(263,885)			640,629
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets		(16,252)	25,560	21,005			30,313
Accrued taxes and expenses		18,956	(15,771)	18,420			21,605

Net cash provided (used) by operating activities		15,194	(47,673)	1,111,482			1,079,003

Cash flows from investing activities:
Purchases of receivables			(8,832,379)	(6,871,640)		6,871,640	(8,832,379)
Principal collections and recoveries on receivables			1,938,046	3,946,094			5,884,140
Net proceeds from sale of receivables			6,871,640			(6,871,640)
Distributions from gain on sale Trusts				93,271			93,271
Purchases of property and equipment			(11,604)				(11,604)
Net purchases of leased vehicles				(28,427)			(28,427)
Proceeds from sale of equity investment			62,961				62,961
Acquisition of Long Beach, net of cash acquired			(257,813)				(257,813)
Change in restricted cash - securitization notes payable			(8)	(32,945)			(32,953)
Change in restricted cash - credit facilities				(23,579)			(23,579)
Change in other assets			3,475	(1,161)			2,314
Net change in investment in affiliates		(723)	(491,007)	(76,245)		567,975

Net cash used by investing activities		(723)	(716,689)	(2,994,632)		567,975	(3,144,069)

Cash flows from financing activities:
Net change in credit facilities			(202,522)	435,417			232,895
Issuance of securitization notes payable				6,748,304			6,748,304
Payments on securitization notes payable			(2,074)	(4,921,551)			(4,923,625)
Issuance of senior notes		200,000					200,000
Issuance of convertible debt		550,000					550,000
Debt issuance costs				(40,247)			(40,247)
Proceeds from sale of warrants related to convertible debt		93,086					93,086
Purchase of call option related to convertible debt		(145,710)					(145,710)
Repurchase of common stock		(324,054)					(324,054)
Net proceeds from issuance of common stock		58,157		588,708		(588,708)	58,157
Other net changes		(3,232)	19,170				15,938
Net change in due (to) from affiliates		(447,240)	1,336,622	(915,997)		26,615

Net cash (used) provided by financing activities		(18,993)	1,151,196	1,894,634		(562,093)	2,464,744

Net (decrease) increase in cash and cash equivalents		(4,522)	386,834	11,484		5,882	399,678
Effect of Canadian exchange rate changes on cash and cash equivalents		4,522	(1,251)	(3)		(5,882)	(2,614)
Cash and cash equivalents at beginning of year			513,240				513,240

Cash and cash equivalents at end of year	$		$898,823	$11,481	$		$910,304

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2006

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$306,183	$307,636		$340,962		$(648,598)	$306,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		696	12,014		22,594			35,304
Accretion and amortization of loan fees			(2,895)		(17,167)			(20,062)
Provision for loan losses			65,187		502,358			567,545
Deferred income taxes		(1,693)	(86,140)		45,912			(41,921)
Accretion of present value discount			(393)		(39,760)			(40,153)
Stock based compensation expense		16,586						16,586
Gain on sale of available for sale securities			(8,847)					(8,847)
Other		2,276	1,384		(807)			2,853
Equity in income of affiliates		(307,636)	(340,962)				648,598
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets		570	77,964		39,116			117,650
Accrued taxes and expenses		13,398	9,577		3,218			26,193

Net cash provided by operating activities		30,380	34,525		896,426			961,331

Cash flows from investing activities:
Purchases of receivables			(7,147,471)		(6,971,078)		6,971,078	(7,147,471)
Principal collections and recoveries on receivables			157,324		4,215,720			4,373,044
Net proceeds from sale of receivables			6,971,078				(6,971,078)
Distributions from gain on sale Trusts			6,923		447,608			454,531
Purchases of property and equipment		1,690	(7,263)					(5,573)
Sale of property			34,807					34,807
Proceeds from sale of equity investment			11,992					11,992
Acquisition of Bay View, net of cash acquired			(62,614)		850			(61,764)
Change in restricted cash - securitization notes payable					(195,456)			(195,456)
Change in restricted cash - credit facilities					325,724			325,724
Change in other assets			(6,568)		95			(6,473)
Net change in investment in affiliates		(1,606)	(68,117)		(128,543)		198,266

Net cash provided (used) by investing activities		84	(109,909)		(2,305,080)		198,266	(2,216,639)

Cash flows from financing activities:
Net change in credit facilities					887,430			887,430
Issuance of securitization notes payable					4,645,000			4,645,000
Payments on securitization notes payable					(3,760,931)			(3,760,931)
Retirement of senior notes		(167,750)						(167,750)
Debt issuance costs		1,535			(16,055)			(14,520)
Repurchase of common stock		(528,070)						(528,070)
Net proceeds from issuance of common stock		32,467	121		196,539		(196,660)	32,467
Other net changes		8,476	(779)					7,697
Net change in due (to) from affiliates		613,850	(77,262)		(543,338)		6,750

Net cash (used) provided by financing activities		(39,492)	(77,920)		1,408,645		(189,910)	1,101,323

Net decrease in cash and cash equivalents		(9,028)	(153,304)		(9)		8,356	(153,985)
Effect of Canadian exchange rate changes on cash and cash equivalents		9,028	3,043		9		(8,356)	3,724
Cash and cash equivalents at beginning of year			663,501					663,501

Cash and cash equivalents at end of year	$		$513,240	$		$		$513,240

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2005

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors		Eliminations		Consolidated
Cash flows from operating activities:
Net income		$285,909	$262,454		$235,898		$(498,352)	$285,909
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		2,238	17,748		18,281			38,267
Accretion and amortization of loan fees			(4,300)		21,262			16,962
Provision for loan losses			(20,189)		438,900			418,711
Deferred income taxes		276,831	77,216		(404,265)			(50,218)
Accretion of present value discount			7,246		(85,312)			(78,066)
Stock based compensation expense		11,468						11,468
Other			793		543			1,336
Equity in income of affiliates		(262,454)	(235,898)				498,352
Changes in assets and liabilities:
Other assets		913	(43,591)		17,100			(25,578)
Accrued taxes and expenses		58,639	(78,032)		14,564			(4,829)

Net cash provided (used) by operating activities		373,544	(16,553)		256,971			613,962

Cash flows from investing activities:
Purchases of receivables			(5,447,444)		(5,382,701)		5,382,701	(5,447,444)
Principal collections and recoveries on receivables			80,062		3,122,726			3,202,788
Net proceeds from sale of receivables			5,382,701				(5,382,701)
Distributions from gain on sale Trusts			1,599		545,412			547,011
Purchases of property and equipment		(6,622)	(1,054)					(7,676)
Change in restricted cash - securitization notes payable					(147,476)			(147,476)
Change in restricted cash - credit facilities					(245,551)			(245,551)
Change in other assets			29,442					29,442
Net change in investment in affiliates		7,764	1,421,785		(126,285)		(1,303,264)

Net cash provided (used) by investing activities		1,142	1,467,091		(2,233,875)		(1,303,264)	(2,068,906)

Cash flows from financing activities:
Net change in credit facilities					490,974			490,974
Issuance of securitization notes payable					4,550,000			4,550,000
Payments on securitization notes payable					(2,990,238)			(2,990,238)
Debt issuance costs		(74)	(891)		(20,612)			(21,577)
Repurchase of common stock		(362,570)						(362,570)
Net proceeds from issuance of common stock		42,201	33,920		(1,315,198)		1,281,278	42,201
Other net changes		(12,383)	(893)					(13,276)
Net change in due (to) from affiliates		(49,660)	(1,241,637)		1,261,971		29,326

Net cash (used) provided by financing activities		(382,486)	(1,209,501)		1,976,897		1,310,604	1,695,514

Net (decrease) increase in cash and cash equivalents		(7,800)	241,037		(7)		7,340	240,570
Effect of Canadian exchange rate changes on cash and cash equivalents		7,800	1,014		7		(7,340)	1,481
Cash and cash equivalents at beginning of year			421,450					421,450

Cash and cash equivalents at end of year	$		$663,501	$		$		$663,501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AmeriCredit Corp.:

We have audited the accompanying consolidated balance sheet of AmeriCredit Corp. and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriCredit Corp. and subsidiaries at June 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

August 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AmeriCredit Corp.:

In our opinion, the consolidated balance sheet as of June 30, 2006 and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of two years in the period ended June 30, 2006 present fairly, in all material respects, the financial position of AmeriCredit Corp. and its subsidiaries at June 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

September 8, 2006

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MANAGEMENT’S REPORTS

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

On November 7, 2006, our Chief Executive Officer certified that he was not aware of any violation by us of the New York Stock Exchange’s Corporate Governance listing standards.

We have filed with the Securities and Exchange Commission, as exhibits to our Annual Report on Form 10-K for the year ended June 30, 2007, our Chief Executive Officer’s and Chief Financial Officer’s certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the “Internal Control-Integrated Framework,” management concluded that our internal control over financial reporting was effective as of June 30, 2007. Management has excluded LBAC from its assessment of internal control over financial reporting because it was acquired in a purchase business combination during fiscal 2007, and whose financial statements constitute 13% of total assets and 5% of revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AmeriCredit Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AmeriCredit Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Long Beach Acceptance Corp (“LBAC”), which was acquired on January 1, 2007, and whose financial statements constitute 13% percent and 5% percent of total assets and revenue, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2007. Accordingly, our audit did not include the internal control over financial reporting at LBAC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007, of the Company and our report dated August 28, 2007, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas

August 28, 2007

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

The information with respect to our audit committee financial expert contained under the caption “Board Committees and Meetings” in our proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this is incorporated by reference from the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the caption “Principal Shareholders and Stock Ownership of Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Equity Compensation Plans

The following table provides information about our equity compensation plans as of June 30, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,611,136	$17.47	1,838,812
Equity compensation plans not approved by shareholders	1,107,501	21.43	1,346,283

Total	3,718,637	$18.65	3,185,095

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

Description of Plans Not Approved by Shareholders

1999 Plan

Under the 1999 Plan, adopted by the Board of Directors in fiscal 1999, a total of 1,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 84,815 shares were available for grants as of June 30, 2007. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2007, no shares were granted under the 1999 Plan. Each option is subject to vesting requirements established by the Board of Directors. The 1999 Plan provides for acceleration of vesting of awards in the event of a change in control. The 1999 Plan expires on February 4, 2009, except with respect to options then outstanding.

FY 2000 Plan

Under the FY 2000 Plan, adopted by the Board of Directors in fiscal 2000, a total of 2,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 238,355 shares were available for grants as of June 30, 2007. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2007, no shares were granted under the FY 2000 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The FY 2000 Plan provides for acceleration of vesting of awards in the event of a change in control. The FY 2000 Plan expires on July 1, 2009, except with respect to options then outstanding.

Management Plan

Under the Management Plan, adopted by the Board of Directors in fiscal 2000, a total of 3,000,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan) of which 660,485 shares were available for grants as of June 30, 2007. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2007, no shares were granted under the Management Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The Management Plan provides for acceleration of vesting of awards in the event of a change in control. The Management Plan expires on February 3, 2010, except with respect to options then outstanding.

i4 Plan

Under the i4 Plan, adopted by the Board of Directors in fiscal 2002, a total of 1,200,000 shares have been authorized for grants of options to employees other than directors and senior management officers (as defined by the plan), of which 362,628 shares were available for grants as of June 30, 2007. Each option must be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, and no option may have a term in excess of ten years. In fiscal 2007, no shares were granted under the i4 Plan. Each option is subject to certain vesting requirements established by the Board of Directors. The i4 Plan provides for acceleration of vesting of awards in the event of a change in control. The i4 Plan expires on October 31, 2007, except with respect to options then outstanding.

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2007 and 2006.

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2007.

AmeriCredit Corp.

BY:	/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifton H. Morris, Jr.	Director and Chairman of the Board	August 29, 2007
Clifton H. Morris, Jr.

/s/ Daniel E. Berce	Director, President and Chief Executive Officer	August 29, 2007
Daniel E. Berce

/s/ Chris A. Choate Chris A. Choate	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	August 29, 2007

/s/ John R. Clay	Director	August 29, 2007
John R. Clay

/s/ A.R. Dike	Director	August 29, 2007
A.R. Dike

/s/ James H. Greer	Director	August 29, 2007
James H. Greer

/s/ Douglas K. Higgins	Director	August 29, 2007
Douglas K. Higgins

/s/ Kenneth H. Jones, Jr.	Director	August 29, 2007
Kenneth H. Jones, Jr.

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2 (1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3 (4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4 (27)	Bylaws of the Company, as amended through June 30, 2003 (Exhibit 3.4)

4.1 (3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

4.2 (9)	Rights Agreement, dated August 28, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.1 (11)	Amendment No. 1 to Rights Agreement, dated September 9, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4.1)

4.2.2 (37)	Amendment No. 2 to Rights Agreement, dated January 24, 2006, between the Company and Mellon Investor Services LLC formerly known as ChaseMellon Shareholders Services, LLC (Exhibit 4.2.2)

10.1 (2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2 (3)	1991 Key Employee Stock Option Plan of the Company (Exhibit 10.10)

10.3 (13)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.3.1 (25)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.3.2 (34)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.3.3 (38)	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.1)

10.4 (3)	Executive Employment Agreement, dated January 30, 1991, between the Company and Clifton H. Morris, Jr. (Exhibit 10.18)

10.4.1 (7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Clifton H. Morris, Jr. (Exhibit 10.7.1)

10.4.2 (12)	Amendment No. 2 to Executive Employment Agreement, dated June 15, 2000, between the Company and Clifton H. Morris, Jr. (Exhibit 10.6.2)

10.4.3 (39)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Clifton H. Morris, Jr. (Exhibit 10.4.3)

10.5 (3)	Executive Employment Agreement, dated January 30, 1991 between the Company and Daniel E. Berce (Exhibit 10.20)

10.5.1 (7)	Amendment No. 1 to Executive Employment Agreement, dated May 1, 1997, between the Company and Daniel E. Berce (Exhibit 10.9.1)

10.5.2 (39)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Daniel E. Berce (Exhibit 10.5.2)

10.6 (27)	Employment Agreement, dated July 1, 1997, between the Company and Chris A. Choate, as amended by Amendment No. 1, dated July 1, 1998 (Exhibit 10.6)

10.6.1 (39)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Chris A. Choate (Exhibit 10.6.1)

10.7 (27)	Employment Agreement, dated March 25, 1998, between the Company and Mark Floyd (Exhibit 10.7)

10.7.1 (39)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Mark Floyd (Exhibit 10.7.1)

10.8 (22)	Employment Agreement, dated July 1, 1997, between the Company and Preston A. Miller

10.8.1 (22)	Amendment No. 1 to Employment Agreement, dated July 1, 1998, between the Company and Preston A. Miller

10.8.2 (39)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Preston A. Miller (Exhibit 10.8.2)

10.9 (5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.1 (8)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.9.4 (40)	Amendment No. 2 to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. (Exhibit 99.2)

10.10 (6)	1996 Limited Stock Option Plan for AmeriCredit Corp.

10.10.1 (14)	Amendment No. 1 to 1996 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.14.1)

10.11 (10)	1998 Limited Stock Option Plan for AmeriCredit Corp.

10.11.1 (14)	Amendment No. 1 to 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 10.16.1)

10.11.2 (34)	Amendment No. 2 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Appendix B to Proxy Statement)

10.11.3 (40)	Amendment No. 3 to the 1998 Limited Stock Option Plan for AmeriCredit Corp. (Exhibit 99.1)

10.12 (26)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.13 (16)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.14 (17)	i4 Gold Stock Option Program

10.14.1 (25)	Amended and Restated i4 Gold Stock Option Program

10.15 (18)	Management Stock Option Plan of AmeriCredit Corp.

10.16 (19)	AmeriCredit Corp. Employee Stock Purchase Plan

10.16.1 (20)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.2 (21)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.16.3 (31)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

10.17 (48)	Third Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and The Bank one of New York (Exhibit 99.1)

10.18 (48)	Third Amended and Restated Indenture, dated October 30, 2006, among AmeriCredit Master Trust, The Bank of New York and Deutsche Bank Trust Company Americas (Exhibit 99.2)

10.19 (48)	Third Amended and Restated Class A Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A Purchasers and Deutsche Bank, AG (Exhibit 99.3)

10.20 (48)	Third Amended and Restated Class B Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 99.4)

10.21 (48)	Second Amended and Restated Class C Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 99.5)

10.22 (48)	Third Amended and Restated Class S Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 99.6)

10.23 (33)	Note Purchase Agreement, dated August 19, 2004, among AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., Sheffield Receivables Corporation, and Barclays Bank, PLC, as agent (Exhibit 10.3)

10.23.1 (33)	Servicing and Custodian Agreement, dated August 19, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit Repurchase Trust, Wells Fargo Bank, National Association, as collateral agent and backup servicer, and Barclays Bank, PLC, as agent (Exhibit 10.4)

10.23.2 (33)	Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp., and Wells Fargo Bank, National Association, as collateral agent and securities intermediary (Exhibit 10.2)

10.23.3 (41)	Amendment No. 8, dated August 17, 2006, to the Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp. and Wells Fargo Bank, National Association (Exhibit 99.1)

10.24 (42)	Security Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.2)

10.24.1 (42)	Servicing and Custodian Agreement dated as of October 3, 2006, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust V and Wells Fargo Bank (Exhibit 99.3)

10.24.2 (42)	Master Receivables Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.5)

10.24.3 (42)	Insurance Agreement dated as of October 3, 2006, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.6)

10.24.4 (42)	Note Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., Meridian Funding Company, LLC and MBIA Insurance Corporation (Exhibit 99.4)

10.25 (43)	Second Amended and Restated Note Purchase Agreement, dated as of September 7, 2006, among AmeriCredit Financial Services, Inc., Bay View 2005 Warehouse Trust, Falcon Asset Securitization Company LLC and Fairway Finance Company, LLC, as the Initial Purchasers, JPMorgan Chase Bank, National Association and BMO Capital Markets Corp., as the Lender Group Agents, JPMorgan Chase Bank, National Association and Bank of Montreal, as the Financial Institutions and JPMorgan Chase Bank, National Association, as Administrative Agent (Exhibit 99.1)

10.26 (43)	Amended and Restated Contribution Agreement, dated as of September 7, 2006, between AmeriCredit Financial Services, Inc. and Bay View Warehouse Corporation (Exhibit 99.2)

10.27 (43)	Second Amended and Restated Sale and Servicing Agreement, dated as of September 7, 2006, between Bay View 2005 Warehouse Trust, Bay View Warehouse Corporation, AmeriCredit Financial Services, Inc. and JPMorgan Chase Bank, National Association (Exhibit 99.3)

10.28 (43)	Second Amended and Restated Indenture, dated as of September 7, 2006, between Bay View 2005 Warehouse Trust and JPMorgan Chase Bank, National Association (Exhibit 99.4)

10.29 (23)	Warrant Agreement, dated September 26, 2002, between AmeriCredit Corp. and FSA Portfolio Management Inc. (Exhibit 10.11)

10.30 (27)	Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.53)

10.30.1 (24)	Amendment No. 1, dated as of March 13, 2003, to the Credit Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., Lenders party thereto, Deutsche Bank AG, and Deutsche Bank Trust Company Americas (Exhibit 10.14)

10.30.2 (28)	Amendment No. 2 to Credit Agreement, dated August 13, 2003, among AFS Funding Corp. and AFS SenSub Corp., as Borrowers, AmeriCredit Corp. and AmeriCredit Financial Services, Inc., as Contingent Obligors, the Financial Institutions from time to time party thereto, as Lenders, Deutsche Bank AG, New York Branch, as an Agent, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas, as Lender Collateral Agent and as Administrative Agent (Exhibit 10.1)

10.30.3 (29)	Amendment No. 3 to Credit Agreement, dated November 12, 2003, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc., the Financial Institutions from time to time party thereto, Deutsche Bank AG, New York Branch, the Other Agents from time to time party thereto, and Deutsche Bank Trust Company Americas (Exhibit 10.11)

10.30.4 (30)	Amendment No. 4, dated March 30, 2004, to the Credit Agreement dated August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Corp., AmeriCredit Financial Services, Inc., the Lenders thereto, Deutsche Bank AG and Deutsche Bank Trust Company Americas (Exhibit 10.1)

10.31 (27)	Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.54)

10.31.1 (24)	First Amendment, dated as of March 13, 2003, to the Master Collateral and Intercreditor Agreement dated as of August 15, 2002, among AFS Funding Corp., AFS SenSub Corp., AmeriCredit Financial Services, Inc and Deutsche Bank Trust Company Americas (Exhibit 10.15)

10.32 (34)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.33 (29)	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA (Exhibit 10.12)

10.34 (35)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

10.35 (36)	Revised Form of Stock Appreciation Rights Agreement (Exhibit 10.1)

10.36 (44)	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 0.75% Convertible Senior Notes due 2011 (Exhibit 10.2)

10.36.1 (44)	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 2.125% Convertible Senior Notes due 2013 (Exhibit 10.3)

10.37 (@)	Receivables Funding Agreement, dated January 28, 2005, among AmeriCredit Near Prime Trust, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, AFS Conduit Corp., Variable Funding Capital Company, LLC (successor to Variable Funding Capital Corporation), Wachovia Capital Markets, LLC, and Wachovia Bank, National Association

10.37.1 (45)	Amendment No. 6, dated July 18, 2006, to the Receivables Funding Agreement, dated January 28, 2005, among AmeriCredit Near Prime Trust, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, AFS Conduit Corp., Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC, and Wachovia Bank, National Association (Exhibit 99.1)

10.38 (46)	Stock Purchase Agreement, dated as of December 4, 2006, among AmeriCredit Financial Services, Inc., ACC Capital Holdings Corporation and Long Beach Acceptance Corporation (Exhibit 2.1)

10.39 (47)	Restricted Stock Unit Agreement (Exhibit 99.1)

10.40 (49)	Indenture, dated as of June 28, 2007, among AmeriCredit Corp., the Guarantors party thereto and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 4.1)

10.40.1 (49)	Registration Rights Agreement, dated as of June 28, 2007, among AmeriCredit Corp., as issuer, and Deutsche Bank Securities Inc. and Lehman Brothers Inc, as representatives of the initial purchasers, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 10.1)

12.1 (@)	Statement Re Computation of Ratios

21.1 (@)	Subsidiaries of the Registrant

23.1 (@)	Consent of Independent Registered Public Accounting Firm

23.2 (@)	Consent of Independent Registered Public Accounting Firm

31.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1996, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference to exhibit shown in parenthesis included in the Company’s Annual eport on Form 10-K for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.

(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated August 28, 1997, filed by the Company with the Securities and Exchange Commission.
(10)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1998, filed by the Company with the Securities and Exchange Commission.
(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Report on Form 8-K, dated September 7, 1999, filed by the Company with the Securities and Exchange Commission.
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(13)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed by the Company with the Securities and Exchange Commission.
(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed by the Company with the Securities and Exchange Commission.
(16)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(20)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(22)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.
(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.
(24)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the Company with the Securities and Exchange Commission.
(25)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission

(26)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(27)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.
(28)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.
(29)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.
(30)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.
(31)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 18, 2003, by the Company with the Securities and Exchange Commission (Exhibit 4.4.3)
(32)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.
(33)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by the Company with the Securities and Exchange Commission.
(34)	Filed as an exhibit to the Proxy Statement, filed on Form DEF 14A with the Securities and Exchange Commission on September 28, 2004.
(35)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2004.
(36)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed by the Company with the Securities and Exchange Commission.
(37)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed by the Company with the Securities and Exchange Commission.
(38)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(39)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed by the Company with the Securities and Exchange Commission.
(40)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.
(41)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006.
(42)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2006.
(43)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2006.
(44)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed by the Company with the Securities and Exchange Commission.
(45)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2006.

(46)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2006.
(47)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2006.
(48)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006.
(49)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2007.
(@)	Filed herewith.