Form 10-Q
period 2007-09-30
AMERICREDIT CORP
filed 2007-11-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 114,162,314 shares of common stock, $0.01 par value outstanding as of October 31, 2007.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2007	June 30, 2007
ASSETS

Cash and cash equivalents	$637,070	$910,304
Finance receivables, net	15,532,786	15,102,370
Restricted cash – securitization notes payable	994,813	1,014,353
Restricted cash – credit facilities	374,378	166,884
Property and equipment, net	58,717	58,572
Leased vehicles, net	169,701	33,968
Deferred income taxes	239,812	151,704
Goodwill	209,417	208,435
Other assets	211,529	164,430

Total assets	$18,428,223	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$2,212,780	$2,541,702
Securitization notes payable	12,881,613	11,939,447
Senior notes	200,000	200,000
Convertible senior notes	750,000	750,000
Funding payable	70,438	87,474
Accrued taxes and expenses	265,435	199,059
Other liabilities	37,564	18,188

Total liabilities	16,417,830	15,735,870

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 121,807,545 and 120,590,473 shares issued	1,218	1,206
Additional paid-in capital	91,780	71,323
Accumulated other comprehensive income	27,013	45,694
Retained earnings	2,061,422	2,000,066

	2,181,433	2,118,289

Treasury stock, at cost (7,668,911 and 1,934,061 shares)	(171,040)	(43,139)

Total shareholders’ equity	2,010,393	2,075,150

Total liabilities and shareholders’ equity	$18,428,223	$17,811,020

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2007	2006
Revenue
Finance charge income	$611,858	$484,357
Servicing income	376	7,459
Other income	40,440	31,805

	652,674	523,621

Costs and expenses
Operating expenses	104,965	88,288
Depreciation expense – leased vehicles	5,585
Provision for loan losses	244,645	173,905
Interest expense	211,261	143,471
Restructuring charges, net	(130)	309

	566,326	405,973

Income before income taxes	86,348	117,648

Income tax provision	24,529	43,412

Net income	61,819	74,236

Other comprehensive loss
Unrealized losses on credit enhancement assets	(198)	(2,610)
Unrealized losses on cash flow hedges	(36,143)	(8,255)
Foreign currency translation adjustment	7,400	(161)
Income tax benefit	10,260	3,995

Other comprehensive loss	(18,681)	(7,031)

Comprehensive income	$43,138	$67,205

Earnings per share
Basic	$0.53	$0.59

Diluted	$0.49	$0.54

Weighted average shares
Basic	115,550,318	125,278,738

Diluted	128,111,826	139,718,283

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$61,819	$74,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,955	6,078
Accretion and amortization of loan fees	4,688	(7,487)
Provision for loan losses	244,645	173,905
Deferred income taxes	24,529	43,412
Stock-based compensation expense	7,032	3,886
Other	438	(3,343)
Changes in assets and liabilities:
Other assets	(39,057)	(35,822)
Accrued taxes and expenses	(40,810)	(38,528)

Net cash provided by operating activities	280,239	216,337

Cash flows from investing activities
Purchases of receivables	(2,290,411)	(1,790,828)
Principal collections and recoveries on receivables	1,585,813	1,331,107
Distributions from gain on sale Trusts	173	76,017
Purchases of property and equipment	(2,877)	(1,064)
Net purchases of leased vehicles	(131,713)
Change in restricted cash – securitization notes payable	19,540	(489,640)
Change in restricted cash – credit facilities	(207,180)	(619,369)
Change in other assets	(8,604)	4,212

Net cash used by investing activities	(1,035,259)	(1,489,565)

Cash flows from financing activities
Net change in credit facilities	(333,457)	(135,187)
Issuance of securitization notes payable	2,500,000	2,550,000
Payments on securitization notes payable	(1,559,673)	(988,590)
Issuance of convertible senior notes		550,000
Debt issuance costs	(8,985)	(16,299)
Proceeds from sale of warrants related to convertible debt		93,086
Purchase of call option related to convertible debt		(145,710)
Repurchase of common stock	(127,901)	(323,964)
Proceeds from issuance of common stock	10,199	14,020
Other net changes	(79)	3,500

Net cash provided by financing activities	480,104	1,600,856

Net (decrease) increase in cash and cash equivalents	(274,916)	327,628
Effect of Canadian exchange rate changes on cash and cash equivalents	1,682	(101)
Cash and cash equivalents at beginning of period	910,304	513,240

Cash and cash equivalents at end of period	$637,070	$840,767

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

The consolidated financial statements as of September 30, 2007, and for the three months ended September 30, 2007 and 2006, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2007.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on July 1, 2007. See Note 9 – “Income Taxes” for a discussion of the impact of implementing FIN 48.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2007	June 30, 2007
Finance receivables unsecuritized, net of fees	$2,464,806	$3,054,183
Finance receivables securitized, net of fees	13,912,722	12,868,275
Less nonaccretable acquisition fees	(88,750)	(120,425)
Less allowance for loan losses	(755,992)	(699,663)

	$15,532,786	$15,102,370

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,165.6 million and $2,797.4 million pledged under our credit facilities as of September 30 and June 30, 2007, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $700.0 million and $632.9 million of delinquent finance receivables as of September 30 and June 30, 2007, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees and the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we record a discount on finance receivables repurchased upon the exercise of a clean-up call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Balance at beginning of period	$120,425	$203,128
Purchases of receivables		7,484
Net charge-offs	(31,675)	(7,138)

Balance at end of period	$88,750	$203,474

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Balance at beginning of period	$699,663	$475,529
Provision for loan losses	244,645	173,905
Net charge-offs	(188,316)	(154,726)

Balance at end of period	$755,992	$494,708

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Receivables securitized	$2,688,182	$2,373,941
Net proceeds from securitization	2,500,000	2,550,000	(b)
Servicing fees:
Sold	91	2,168
Secured financing (a)	80,783	62,118
Distributions:
Sold	173	76,017
Secured financing	243,627	215,084

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income and comprehensive income.
(b)	Net proceeds related to the pre-funding of the 2006-B-G transaction of $436.9 million was held in restricted cash – securitization notes payable until the remaining receivables were delivered.

As of September 30 and June 30, 2007, we were servicing $13,938.8 million and $12,899.7 million, respectively, of finance receivables that have been transferred or sold to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	September 30, 2007	June 30, 2007
Master warehouse facility		$822,955
Medium term note facility	$750,000	750,000
Repurchase facility	384,618	440,561
Prime/Near prime facility	1,012,363
Bay View facility		106,949
Long Beach facility		371,902
Canadian facility	65,799	49,335

	$2,212,780	$2,541,702

Further detail regarding terms and availability of the credit facilities as of September 30, 2007, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Master warehouse facility:
October 2009	$2,500,000			$1,000
Medium term note facility:
October 2009 (b)	750,000	$750,000	$561,019	245,189
Repurchase facility:
August 2008	500,000	384,618	461,152	31,775
Prime/Near prime facility:
September 2008	1,500,000	1,012,363	1,063,152	6,479
Canadian facility:
May 2008 (c)	151,157	65,799	80,308	1,586

	$5,401,157	$2,212,780	$2,165,631	$286,029

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Facility amount represents Cdn $150.0 million.
(d)	These amounts do not include cash collected on finance receivables pledged of $88.3 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of September 30, 2007, we were in compliance with all covenants in our credit facilities.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $6.8 million and $6.5 million as of September 30 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $26.4 million and $23.6 million as of September 30 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of September 30, 2007, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-A-F	February 2011	$750,000	2.3%	$95,238	$83,742
2004-B-M	March 2011	900,000	2.2%	136,778	122,464
2004-1	July 2010	575,000	3.7%	122,218	88,766
2004-C-A	May 2011	800,000	3.2%	186,030	167,178
2004-D-F	July 2011	750,000	3.1%	194,295	176,295
2005-A-X	October 2011	900,000	3.7%	264,824	239,640
2005-1	May 2011	750,000	4.5%	242,847	177,353
2005-B-M	May 2012	1,350,000	4.1%	505,321	449,798
2005-C-F	June 2012	1,100,000	4.5%	471,554	427,418
2005-D-A	November 2012	1,400,000	4.9%	679,002	619,836
2006-1	May 2013	945,000	5.3%	502,474	421,216
2006-RM	January 2014	1,200,000	5.4%	1,116,344	1,015,126
2006-A-F	September 2013	1,350,000	5.6%	915,987	838,236
2006-B-G	September 2013	1,200,000	5.2%	908,285	834,721
2007-A-X	October 2013	1,200,000	5.2%	1,001,313	926,426
2007-B-F	December 2013	1,500,000	5.2%	1,394,740	1,287,380
2007-1	March 2016	1,000,000	5.4%	891,568	892,208
2007-C-M	April 2014	1,500,000	5.5%	1,543,312	1,440,489
2007-D-F	June 2014	1,000,000	5.5%	1,066,819	999,972
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	72,780	74,562
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	67,713	69,639
BV2005-3 (a)	June 2014	220,107	5.1%	100,477	103,900
LB2003-C (a)	April 2010	250,000	2.6%	25,156	25,136
LB2004-A (a)	July 2010	300,000	2.3%	39,761	41,181
LB2004-B (a)	April 2011	250,000	3.5%	44,267	45,869
LB2004-C (a)	July 2011	350,000	3.5%	87,506	86,725
LB2005-A (a)	April 2012	350,000	4.1%	114,482	110,876
LB2005-B (a)	June 2012	350,000	4.4%	145,480	139,102
LB2006-A (a)	May 2013	450,000	5.4%	245,506	245,284
LB2006-B (a)	September 2013	500,000	5.2%	332,110	325,273
LB2007-A	January 2014	486,000	5.0%	398,535	405,802

		$24,093,803		$13,912,722	$12,881,613

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2007, we had interest rate swap agreements with underlying notional amounts of $3,417.7 million and $2,355.1 million, respectively. The fair value of our interest rate swap agreements of $22.2 million as of September 30, 2007, is included in other liabilities on the consolidated balance sheets. The fair value of our interest rate swap agreements of $14.9 million as of June 30, 2007, is included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $22.0 million and unrealized gains of $14.2 million included in accumulated other comprehensive income as of September 30 and June 30, 2007, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three month periods ended September 30, 2007 and 2006. We estimate approximately $4.3 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of September 30 and June 30, 2007, we had interest rate cap agreements with underlying notional amounts of $3,981.0 million and $4,323.7 million, respectively. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries of $10.9 million and $13.4 million as of September 30 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us of $10.9 million and $13.4 million as of September 30 and June 30, 2007, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30 and June 30, 2007, these restricted cash accounts totaled $20.0 million and $10.2 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the senior notes and convertible senior notes was $950.0 million as of September 30 and June 30, 2007. See guarantor consolidating financial statements in Note 13.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position or our results of operations.

NOTE 8 – COMMON STOCK AND WARRANTS

The following summarizes share repurchase activity:

	Three Months Ended September 30,
	2007	2006
Number of shares	5,734,850	13,462,430
Average price per share	$22.30	$24.06

As of October 31, 2007, we had repurchased $1,374.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of October 31, 2007, we have approximately $40 million available for share repurchases under the covenant limits.

In September 2002, we issued five-year warrants to purchase 1,287,691 shares of our common stock at $9.00 per share. In April 2005, 39,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of our common stock. In July 2006, we repurchased 17,687 shares of these warrants for approximately $334,000. In September 2007, 1,185,225 warrants were exercised, which resulted in a net settlement of 1,065,047 shares of our common stock for approximately $8.6 million. The remaining outstanding warrants expired during the three months ended September 30, 2007.

NOTE 9 – INCOME TAXES

We adopted the provisions of FIN 48 on July 1, 2007. The adoption of FIN 48 resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income taxes of $53.1 million and an increase to accrued taxes and expenses of $53.6 million.

Upon implementation of FIN 48 on July 1, 2007, unrecognized tax benefits were $42.3 million. The amount, if recognized, that would affect the effective tax rate is $17.7 million and includes the federal benefit of state taxes. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2007, accrued interest and penalties associated with uncertain tax positions was $5.6 million and $6.9 million, respectively. During the three months ended September 30, 2007, we accrued an additional $0.9 million in potential interest and $0.4 million in potential penalties associated with uncertain tax positions.

For the three months ended September 30, 2007, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. Our U.S. federal income tax returns subsequent to fiscal year 2003 remain subject to examination by the Internal Revenue Service (“IRS”). The IRS began an examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2007. We anticipate that the examination for those fiscal years will be concluded by the end of calendar year 2008. Accordingly, we have agreed to extend our statute of limitations for the 2004 tax year until September 30, 2008. Foreign and U.S. state jurisdictions have statutes of limitations that generally range from 3 to 5 years. Our tax returns are currently under examination in various U.S. state and foreign jurisdictions.

Our effective income tax rate was 28.4% and 36.9% for the three months ended September 30, 2007 and 2006, respectively. The decrease in the rate for the three months ended September 30, 2007, is primarily a result of revised estimates of our deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

NOTE 10 – RESTRUCTURING CHARGES

As of September 30, 2007, total costs incurred to date related to our restructuring activities include $22.3 million in personnel-related costs and $69.6 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the three months ended September 30, 2007, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2007	$122	$4,175	$1,973	$6,270
Cash settlements			(117)	(117)
Adjustments	(122)		(8)	(130)

Balance at September 30, 2007		$4,175	$1,848	$6,023

NOTE 11 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2007	2006
Net income	$61,819	$74,236
Interest expense related to 2003 convertible senior notes, net of related tax effects	817	719

Adjusted net income	$62,636	$74,955

Basic weighted average shares	115,550,318	125,278,738

Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	1,856,303	3,734,340
2003 convertible senior notes	10,705,205	10,705,205

	12,561,508	14,439,545

Diluted weighted average shares	128,111,826	139,718,283

Earnings per share:
Basic	$0.53	$0.59

Diluted	$0.49	$0.54

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 on assumed incremental shares. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.7 million and 0.8 million shares of common stock at September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares of common stock for the three months ended September 30, 2007 and 2006, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2007	2006
Interest costs (none capitalized)	$207,392	$152,525
Income taxes	31,308	27,993

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$624,428	$12,642		$637,070
Finance receivables, net		243,030	15,289,756		15,532,786
Restricted cash - securitization notes payable			994,813		994,813
Restricted cash - credit facilities			374,378		374,378
Property and equipment, net	$6,110	52,607			58,717
Leased vehicles, net		169,701			169,701
Deferred income taxes	68,029	94,345	77,438		239,812
Goodwill		209,417			209,417
Other assets	15,880	103,466	92,183		211,529
Due from affiliates	900,543		2,234,492	$(3,135,035)
Investment in affiliates	2,105,953	4,027,244	531,281	(6,664,478)

Total assets	$3,096,515	$5,524,238	$19,606,983	$(9,799,513)	$18,428,223

Liabilities:
Credit facilities			$2,212,780		$2,212,780
Securitization notes payable			12,881,613		12,881,613
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$69,870	568		70,438
Accrued taxes and expenses	135,549	49,781	80,105		265,435
Other liabilities	573	36,991			37,564
Due to affiliates		3,134,816		$(3,134,816)

Total liabilities	1,086,122	3,291,458	15,175,066	(3,134,816)	16,417,830

Shareholders’ equity:
Common stock	1,218	75,355	30,627	(105,982)	1,218
Additional paid-in capital	91,780	75,866	1,932,078	(2,007,944)	91,780
Accumulated other comprehensive income	27,013	7,182	43,561	(50,743)	27,013
Retained earnings	2,061,422	2,074,377	2,425,651	(4,500,028)	2,061,422

	2,181,433	2,232,780	4,431,917	(6,664,697)	2,181,433
Treasury stock	(171,040)				(171,040)

Total shareholders’ equity	2,010,393	2,232,780	4,431,917	(6,664,697)	2,010,393

Total liabilities and shareholders’ equity	$3,096,515	$5,524,238	$19,606,983	$(9,799,513)	$18,428,223

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$899,386	$10,918		$910,304
Finance receivables, net		201,036	14,901,334		15,102,370
Restricted cash - securitization notes payable			1,014,353		1,014,353
Restricted cash - credit facilities			166,884		166,884
Property and equipment, net	$6,194	52,378			58,572
Leased vehicles, net		33,968			33,968
Deferred income taxes	(32,624)	119,602	64,726		151,704
Goodwill		208,435			208,435
Other assets	16,454	75,468	72,508		164,430
Due from affiliates	1,029,444		2,273,274	$(3,302,718)
Investment in affiliates	2,070,684	4,070,471	529,664	(6,670,819)

Total assets	$3,090,152	$5,660,744	$19,033,661	$(9,973,537)	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,541,702		$2,541,702
Securitization notes payable			11,939,447		11,939,447
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$86,917	557		87,474
Accrued taxes and expenses	64,251	60,656	74,152		199,059
Other liabilities	751	17,437			18,188
Due to affiliates		3,302,495		$(3,302,495)

Total liabilities	1,015,002	3,467,505	14,555,858	(3,302,495)	15,735,870

Shareholders’ equity:
Common stock	1,206	75,355	30,627	(105,982)	1,206
Additional paid-in capital	71,323	75,866	2,048,885	(2,124,751)	71,323
Accumulated other comprehensive income	45,694	27,592	37,414	(65,006)	45,694
Retained earnings	2,000,066	2,014,426	2,360,877	(4,375,303)	2,000,066

	2,118,289	2,193,239	4,477,803	(6,671,042)	2,118,289
Treasury stock	(43,139)				(43,139)

Total shareholders’ equity	2,075,150	2,193,239	4,477,803	(6,671,042)	2,075,150

Total liabilities and shareholders’ equity	$3,090,152	$5,660,744	$19,033,661	$(9,973,537)	$17,811,020

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$32,206	$579,652		$611,858
Servicing income (loss)		13,390	(13,014)		376
Other income	$15,358	440,700	850,471	$(1,266,089)	40,440
Equity in income of affiliates	59,951	64,774		(124,725)

	75,309	551,070	1,417,109	(1,390,814)	652,674

Costs and expenses
Operating expenses	4,683	18,553	81,729		104,965
Depreciation expense - leased vehicles		5,585			5,585
Provision for loan losses		5,775	238,870		244,645
Interest expense	8,066	463,240	1,006,044	(1,266,089)	211,261
Restructuring charges, net		(130)			(130)

	12,749	493,023	1,326,643	(1,266,089)	566,326

Income before income taxes	62,560	58,047	90,466	(124,725)	86,348
Income tax provision (benefit)	741	(1,904)	25,692		24,529

Net income	$61,819	$59,951	$64,774	$(124,725)	$61,819

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$22,949	$461,408		$484,357
Servicing income (loss)		9,544	(2,085)		7,459
Other income	$8,866	360,910	816,974	$(1,154,945)	31,805
Equity in income of affiliates	75,367	60,724		(136,091)

	84,233	454,127	1,276,297	(1,291,036)	523,621

Costs and expenses
Operating expenses	9,010	10,895	68,383		88,288
Provision for loan losses		(9,222)	183,127		173,905
Interest expense	1,648	368,216	928,552	(1,154,945)	143,471
Restructuring charges, net		309			309

	10,658	370,198	1,180,062	(1,154,945)	405,973

Income before income taxes	73,575	83,929	96,235	(136,091)	117,648
Income tax (benefit) provision	(661)	8,562	35,511		43,412

Net income	$74,236	$75,367	$60,724	$(136,091)	$74,236

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$61,819	$59,951	$64,774		$(124,725)	$61,819
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		83	8,529	8,343			16,955
Accretion and amortization of loan fees			4,395	293			4,688
Provision for loan losses			5,775	238,870			244,645
Deferred income taxes		653	36,837	(12,961)			24,529
Stock-based compensation expense		7,032					7,032
Other			804	(366)			438
Equity in income of affiliates		(59,951)	(64,774)			124,725
Changes in assets and liabilities:
Other assets		574	(38,937)	(694)			(39,057)
Accrued taxes and expenses		(27,333)	(19,414)	5,937			(40,810)

Net cash (used) provided by operating activities		(17,123)	(6,834)	304,196			280,239

Cash flows from investing activities:
Purchases of receivables			(2,290,411)	(2,190,249)		2,190,249	(2,290,411)
Principal collections and recoveries on receivables			35,557	1,550,256			1,585,813
Net proceeds from sale of receivables			2,190,249			(2,190,249)
Distributions from gain on sale Trusts				173			173
Purchases of property and equipment		1	(2,878)				(2,877)
Net purchases of leased vehicles			(131,713)				(131,713)
Change in restricted cash - securitization notes payable				19,540			19,540
Change in restricted cash - credit facilities				(207,180)			(207,180)
Change in other assets			(9,778)	1,174			(8,604)
Net change in investment in affiliates		(1,400)	118,424	(1,617)		(115,407)

Net cash (used) provided by investing activities		(1,399)	(90,550)	(827,903)		(115,407)	(1,035,259)

Cash flows from financing activities:
Net change in credit facilities				(333,457)			(333,457)
Issuance of securitization notes payable				2,500,000			2,500,000
Payments on securitization notes payable				(1,559,673)			(1,559,673)
Debt issuance costs				(8,985)			(8,985)
Repurchase of common stock		(127,901)					(127,901)
Proceeds from issuance of common stock		10,199		(116,807)		116,807	10,199
Other net changes		(78)	(1)				(79)
Net change in due (to) from affiliates		128,901	(178,287)	44,338		5,048

Net cash provided (used) by financing activities		11,121	(178,288)	525,416		121,855	480,104

Net (decrease) increase in cash and cash equivalents		(7,401)	(275,672)	1,709		6,448	(274,916)
Effect of Canadian exchange rate changes on cash and cash equivalents		7,401	714	15		(6,448)	1,682
Cash and cash equivalents at beginning of period			899,386	10,918			910,304

Cash and cash equivalents at end of period	$		$624,428	$12,642	$		$637,070

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$74,236	$75,367	$60,724		$(136,091)	$74,236
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		528	2,673	2,877			6,078
Accretion and amortization of loan fees			(771)	(6,716)			(7,487)
Provision for loan losses			(9,222)	183,127			173,905
Deferred income taxes		(745)	5,387	38,770			43,412
Stock-based compensation expense		3,886					3,886
Other			5,532	(8,875)			(3,343)
Equity in income of affiliates		(75,367)	(60,724)			136,091
Changes in assets and liabilities:
Other assets		(126)	(38,076)	2,380			(35,822)
Accrued taxes and expenses		(31,749)	(13,406)	6,627			(38,528)

Net cash (used) provided by operating activities		(29,337)	(33,240)	278,914			216,337

Cash flows from investing activities:
Purchases of receivables			(1,790,828)	(1,717,211)		1,717,211	(1,790,828)
Principal collections and recoveries on receivables			66,769	1,264,338			1,331,107
Net proceeds from sale of receivables			1,717,211			(1,717,211)
Distributions from gain on sale Trusts				76,017			76,017
Purchases of property and equipment			(1,064)				(1,064)
Change in restricted cash - securitization notes payable				(489,640)			(489,640)
Change in restricted cash - credit facilities				(619,369)			(619,369)
Change in other assets			4,207	5			4,212
Net change in investment in affiliates		87	835,409	8,221		(843,717)

Net cash provided (used) by investing activities		87	831,704	(1,477,639)		(843,717)	(1,489,565)

Cash flows from financing activities:
Net change in credit facilities				(135,187)			(135,187)
Issuance of securitization notes payable				2,550,000			2,550,000
Payments on securitization notes payable				(988,590)			(988,590)
Issuance of convertible senior notes		550,000					550,000
Debt issuance costs		(12,532)		(3,767)			(16,299)
Proceeds from sale of warrants related to convertible debt		93,086					93,086
Purchase of call option related to convertible debt		(145,710)					(145,710)
Repurchase of common stock		(323,964)					(323,964)
Proceeds from issuance of common stock		14,020		(822,175)		822,175	14,020
Other net changes		3,642	(142)				3,500
Net change in due (to) from affiliates		(149,071)	(255,282)	382,997		21,356

Net cash provided (used) by financing activities		29,471	(255,424)	983,278		843,531	1,600,856

Net increase (decrease) in cash and cash equivalents		221	543,040	(215,447)		(186)	327,628
Effect of Canadian exchange rate changes on cash and cash equivalents		(221)	(67)	1		186	(101)
Cash and cash equivalents at beginning of period			284,795	228,445			513,240

Cash and cash equivalents at end of period	$		$827,768	$12,999	$		$840,767

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded.

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

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At September 30, 2007, we had one outstanding gain on sale securitization that represents less than one percent of our managed receivables.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”). BVAC serves auto dealers offering specialized auto finance products, including extended term financing and higher loan-to-value advances primarily to consumers with prime credit scores.

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corp. (“LBAC”). LBAC serves auto dealers by offering auto finance products primarily to consumers with near-prime credit bureau scores.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of September 30, 2007, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$84,474	$168,948

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Income Taxes

We are subject to income tax in the United States and Canada. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for anticipated tax issues based on the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109.” Management believes that the estimates are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

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

Since July 1, 2007, we have accounted for uncertainty in income taxes recognized in the financial statements in accordance with FIN 48. FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Balance at beginning of period	$15,922,458	$11,775,665
Loans purchased	2,239,619	1,683,969
Loans repurchased from gain on sale Trusts		251,093
Liquidations and other	(1,784,549)	(1,492,014)

Balance at end of period	$16,377,528	$12,218,713

Average finance receivables	$16,188,641	$11,953,970

The increase in loans purchased during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily due to originations of $272.2 million through the LBAC platform, an increase in originations to $251.3 million from $134.0 million through the BVAC platform and an increase in the number of our relationships with auto dealers. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables.

The average new loan size increased to $19,159 for the three months ended September 30, 2007, from $17,825 for the three months ended September 30, 2006, due to loans purchased through the BVAC and LBAC platforms which are generally larger in size. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2007, decreased to 15.4% from 16.4% during the three months ended September 30, 2006, due to lower average percentage rates on the BVAC and LBAC loans purchased.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Finance charge income	$611,858	$484,357
Other income	40,440	31,805
Interest expense	(211,261)	(143,471)

Net margin	$441,037	$372,691

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended September 30,
	2007	2006
Finance charge income	15.0%	16.1%
Other income	1.0	1.1
Interest expense	(5.2)	(4.8)

Net margin as a percentage of average finance receivables	10.8%	12.4%

The decrease in net margin for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was a result of the lower effective yield on the higher quality BVAC and LBAC portfolios, combined with an increase in interest expense caused by higher market interest rates affecting the cost of short-term borrowings on our credit facilities, higher leverage and a continued run-off of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables of 10.8%, would be 11.5% for the three months ended September 30, 2007, excluding the LBAC portfolio.

Revenue:

Finance charge income increased by 26% to $611.9 million for the three months ended September 30, 2007, from $484.4 million for the three months ended September 30, 2006, primarily due to the 35% increase in average finance receivables. The effective yield on our finance receivables decreased to 15.0% for the three months ended September 30, 2007, from 16.1% for the three months ended September 30, 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the BVAC and LBAC portfolios.

Servicing income decreased for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, as a result of the runoff of our gain on sale receivables portfolio.

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2007	2006
Investment income	$18,957	$21,040
Late fees and other income	21,483	10,765

	$40,440	$31,805

Investment income decreased as a result of lower invested cash balances. Late fees and other income increased primarily as a result of $6.6 million of income earned during the three months ended September 30, 2007, on leased vehicles.

Costs and Expenses:

Operating Expenses

Operating expenses increased by 19% to $105.0 million for the three months ended September 30, 2007, from $88.3 million for the three months ended September 30, 2006, as a result of increased loans purchased and higher average finance receivables outstanding. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 77.1% and 74.8% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.6% for the three months ended September 30, 2007, as compared to 2.9% for the three months ended September 30, 2006. The decrease in operating expenses as an annualized percentage of average finance receivables resulted from cost synergies from the integration of the LBAC portfolio.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2007 and 2006, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $244.6 million for the three months ended September 30, 2007, from $173.9 million for the three months ended September 30, 2006, mainly as a result of increased origination volume. As an annualized percentage of average finance receivables, the provision for loan losses was 6.0% and 5.8% for the three months ended September 30, 2007 and 2006, respectively. The increase in the provision for loan losses as an annualized percentage of average finance receivables was a result of weaker than expected results primarily from the LBAC portfolio and loans originated in calendar year 2006.

Interest Expense

Interest expense increased to $211.3 million for the three months ended September 30, 2007, from $143.5 million for the three months ended September 30, 2006. Average debt outstanding was $15,373.4 million and $11,134.1 million for the three months ended September 30, 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.5% for the three months ended September 30, 2007, compared to 5.1% for the three months ended September 30, 2006, due to higher borrowing costs on our credit facilities and a continued run-off of older securitizations with lower interest cost.

Taxes

Our effective income tax rate was 28.4% and 36.9% for the three months ended September 30, 2007 and 2006, respectively. The decrease in the rate for the three months ended September 30, 2007, is primarily a result of revised estimates of our deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,
	2007	2006
Unrealized losses on credit enhancement assets	$(198)	$(2,610)
Unrealized losses on cash flow hedges	(36,143)	(8,255)
Canadian currency translation adjustment	7,400	(161)
Income tax benefit	10,260	3,995

	$(18,681)	$(7,031)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2007	2006
Unrealized losses related to changes in fair value	$(32,702)	$(2,696)
Reclassification of net unrealized gains into earnings	(3,441)	(5,559)

	$(36,143)	$(8,255)

Unrealized losses related to changes in fair value for the three months ended September 30, 2007 and 2006, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $7.4 million and losses of $161,000 for the three months ended September 30, 2007 and 2006, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2007 and 2006. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2007
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$16,377,528	$19,844	$16,397,372

Nonaccretable acquisition fees	(88,750)
Allowance for loan losses	(755,992)

Receivables, net	$15,532,786

Number of outstanding contracts	1,154,221	1,817	1,156,038

Average carrying amount of outstanding contract (in dollars)	$14,189	$10,921	$14,184

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.2%

	June 30, 2007
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$15,922,458	$24,091	$15,946,549

Nonaccretable acquisition fees	(120,425)
Allowance for loan losses	(699,663)

Receivables, net	$15,102,370

Number of outstanding contracts	1,143,713	2,028	1,145,741

Average carrying amount of outstanding contract (in dollars)	$13,922	$11,879	$13,918

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.2%

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2007
	Finance Receivables		Total Managed
	Amount	Percent	Amount	Percent
Delinquent contracts: 31 to 60 days	$903,950	5.5%	$904,207	5.5%
Greater than 60 days	424,228	2.6	424,381	2.6

	1,328,178	8.1	1,328,588	8.1
In repossession	60,328	0.4	60,328	0.4

	$1,388,506	8.5%	$1,388,916	8.5%

	September 30, 2006
	Finance Receivables		Total Managed
	Amount	Percent	Amount	Percent
Delinquent contracts: 31 to 60 days	$732,239	6.0%	$740,277	6.0%
Greater than 60 days	305,900	2.5	309,315	2.5

	1,038,139	8.5	1,049,592	8.5
In repossession	54,056	0.4	54,721	0.5

	$1,092,195	8.9%	$1,104,313	9.0%

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

Delinquencies in finance receivables were lower at September 30, 2007, as compared to September 30, 2006, as a result of the inclusion of the LBAC portfolio.

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

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended September 30,
	2007	2006
Finance receivables (as a percentage of average finance receivables)	6.0%	6.3%

Total managed portfolio (as a percentage of average managed receivables)	6.0%	6.3%

The decrease in the accounts receiving a payment deferral as a percentage of average receivables for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, is primarily a result of the addition of the LBAC portfolio.

The following is a summary of deferrals as a percentage of receivables outstanding:

	September 30, 2007
	Finance Receivables	Total Managed
Never deferred	80.4%	80.4%
Deferred:
1-2 times	16.6	16.6
3-4 times	3.0	3.0
Greater than 4 times

Total deferred	19.6	19.6

Total	100.0%	100.0%

	June 30, 2007
	Finance Receivables	Total Managed
Never deferred	80.5%	80.6%
Deferred:
1-2 times	16.3	16.3
3-4 times	3.1	3.1
Greater than 4 times	0.1

Total deferred	19.5	19.4

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2007	2006
Finance receivables:
Repossession charge-offs	$289,883	$223,093
Less: Recoveries	(141,501)	(108,789)
Mandatory charge-offs (a)	71,609	47,560

Net charge-offs	$219,991	$161,864

Total managed:
Repossession charge-offs	$289,987	$232,647
Less: Recoveries	(141,567)	(112,956)
Mandatory charge-offs (a)	71,593	46,705

Net charge-offs	$220,013	$166,396

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	5.4%	5.4%

Total managed portfolio	5.4%	5.4%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	48.8%	48.8%

Total managed portfolio	48.8%	48.6%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Total managed portfolio charge-offs of 5.4% would be 5.7% excluding LBAC for the three months ended September 30, 2007. The increase in the total managed portfolio charge-offs, excluding LBAC, for the three months ended September 30, 2007, was a result of the weaker than expected results from loans originated in calendar year 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from senior notes and convertible senior notes transactions, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, income taxes and stock repurchases.

We used cash of $2,290.4 million and $1,790.8 million for the purchase of finance receivables during the three months ended September 30, 2007 and 2006, respectively. These purchases were funded initially utilizing cash and credit facilities and subsequently through long-term financing in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of September 30, 2007, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility	October 2009	$2,500.0
Medium term note facility	October 2009 (b)	750.0	$750.0
Repurchase facility	August 2008	500.0	384.6
Prime/Near prime facility	September 2008	1,500.0	1,012.4
Canadian facility	May 2008 (c)	151.2	65.8

		$5,401.2	$2,212.8

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Facility amount represents Cdn $150.0 million.

In August 2007, we renewed our repurchase facility, extending the maturing to August 2008.

In September 2007, we terminated a $400.0 million near-prime facility, a $450.0 million BVAC facility and a $600.0 million LBAC facility, and we entered into the prime/near prime facility, which provides up to $1,500.0 million through September 2008 for the financing of prime and near-prime credit quality receivables.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss) as well as limits on deferment levels. As of September 30, 2007, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 61 securitization transactions through September 30, 2007, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2007
Gain on sale:
BV2003-LJ-1	August 2003	$193.3	$19.6

Secured financing:
2004-A-F	February 2004	750.0	83.7
2004-B-M	April 2004	900.0	122.5
2004-1	June 2004	575.0	88.8
2004-C-A	August 2004	800.0	167.2
2004-D-F	November 2004	750.0	176.3
2005-A-X	February 2005	900.0	239.6
2005-1	April 2005	750.0	177.4
2005-B-M	June 2005	1,350.0	449.8
2005-C-F	August 2005	1,100.0	427.4
2005-D-A	November 2005	1,400.0	619.8
2006-1	March 2006	945.0	421.2
2006-R-M	May 2006	1,200.0	1,015.1
2006-A-F	July 2006	1,350.0	838.2
2006-B-G	September 2006	1,200.0	834.7
2007-A-X	January 2007	1,200.0	926.4
2007-B-F	April 2007	1,500.0	1,287.4
2007-1	May 2007	1,000.0	892.2
2007-C-M	July 2007	1,500.0	1,440.5
2007-D-F	September 2007	1,000.0	1,000.0
BV2005-LJ-1	February 2005	232.1	74.6
BV2005-LJ-2	July 2005	185.6	69.6
BV2005-3	December 2005	220.1	103.9
LB2003-C	October 2003	250.0	25.1
LB2004-A	March 2004	300.0	41.2
LB2004-B	July 2004	250.0	45.9
LB2004-C	December 2004	350.0	86.7
LB2005-A	June 2005	350.0	110.9
LB2005-B	October 2005	350.0	139.1
LB2006-A	May 2006	450.0	245.3
LB2006-B	September 2006	500.0	325.3
LB2007-A	March 2007	486.0	405.8

Total secured financing transactions		24,093.8	12,881.6

Total active securitizations		$24,287.1	$12,901.2

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Our most recent transaction for sub-prime receivables, completed in September 2007, had an initial cash deposit and overcollateralization level of 9.0% and target credit enhancement of 13.0%. Under this structure, we typically expect to begin to receive cash distributions approximately six to eight months after receivables are securitized. Our most recent transaction for prime and near-prime receivables, completed in October 2007, had an initial cash deposit and overcollateralization level of 3.5% and target credit enhancement of 7.75%. Under this structure, we typically expect to begin to receive cash distributions approximately ten to twelve months after receivables are securitized.

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

Cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2007	2006
Initial credit enhancement deposits:
Restricted cash	$53.8	$45.7
Overcollateralization	188.2	109.5
Distributions from Trusts:
Gain on sale Trusts	0.2	76.0
Secured financing Trusts	243.6	215.1

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Generally, our securitization transactions insured by financial guaranty insurance providers and entered into prior to September 2005 are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount. Our securitization transactions insured by financial guaranty insurance providers after August 2005 do not contain any cross-collateralization provisions.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2007, no such termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

During the three months ended September 30, 2007 and 2006, we repurchased 5,734,850 shares of our common stock at an average cost of $22.30 per share and 13,462,430 shares of our common stock at an average cost of $24.06 per share, respectively.

As of October 31, 2007, we had repurchased $1,374.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of October 31, 2007, we have approximately $40 million available for share repurchases under the covenant limits.

Contractual Obligations

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we have liabilities associated with uncertain tax positions of $53.6 million. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Operating Plan

We believe that we have sufficient liquidity to achieve our growth strategies. As of September 30, 2007, we had unrestricted cash balances of $637.1 million. Assuming that origination volume ranges from $9.0 billion to $9.5 billion during fiscal 2008 and the initial credit enhancement requirement for our securitization transactions remains the same as recent transactions, we expect that cash distributions from our securitization transactions combined with cash generated from unsecuritized receivables will exceed the funding requirement for initial credit enhancement deposits during fiscal 2008. We will continue to require the execution of additional securitization transactions during fiscal 2008. There can be no assurance that funding will be available to us through the execution of securitization transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

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

We have entered into interest rate swap agreements to hedge the variability in interest payments on our most recent securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended June 30, 2007. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position or our results of operations.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we repurchased shares as follows (dollars in thousands, except per share amounts):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar of Shares That May Yet Be Purchased Under the Plans or Program
July 2007 (a)	3,663,700	$23.85	3,663,700	$212,538
August 2007 (a)	568,350	$22.06	568,350	$200,001
September 2007 (a)	1,502,800	$18.63	1,502,800	$172,009

(a)	On September 12, 2006, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 25, 2007.

The following proposals were adopted by the margins indicated:

1.	Election of three directors to terms of office expiring at the Annual Meeting of Shareholders in 2009, or until their successors are elected and qualified.

Nominees for Terms Expiring in 2009	For	Withheld
A.R. Dike	100,442,279	645,348
Douglas K. Higgins	100,257,840	829,787
Kenneth H. Jones, Jr.	100,123,852	963,775

The directors who are continuing to hold office are Daniel E. Berce, John R. Clay, James H. Greer and Clifton H. Morris, Jr.

2.	Ratification of the appointment of independent auditors for fiscal year ending June 30, 2008.

For	Against	Withheld
99,237,062	989,504	16,258

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 9, 2007	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer