Form 10-Q
period 2007-12-31
AMERICREDIT CORP
filed 2008-02-11
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

There were 114,599,921 shares of common stock, $0.01 par value outstanding as of January 31, 2008.

AM ERICREDIT CORP.

Part I. FINANCIA L INFORMATION

Item 1.	CONDENSED FINANCI AL STATEMENTS

AMERIC REDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$567,087	$910,304
Finance receivables, net	15,436,986	15,102,370
Restricted cash—securitization notes payable	994,336	1,014,353
Restricted cash—credit facilities	175,971	166,884
Property and equipment, net	60,762	58,572
Leased vehicles, net	204,558	33,968
Deferred income taxes	244,065	151,704
Goodwill	212,595	208,435
Other assets	252,952	164,430

Total assets	$18,149,312	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$2,479,400	$2,541,702
Securitization notes payable	12,368,081	11,939,447
Senior notes	200,000	200,000
Convertible senior notes	750,000	750,000
Funding payable	49,666	87,474
Accrued taxes and expenses	240,589	199,059
Other liabilities	84,438	18,188

Total liabilities	16,172,174	15,735,870

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued Common stock, $0.01 par value per share; 230,000,000 shares authorized; 117,147,662 and 120,590,473 shares issued	1,172	1,206
Additional paid-in capital	9,962	71,323
Accumulated other comprehensive income	811	45,694
Retained earnings	2,024,733	2,000,066

	2,036,678	2,118,289

Treasury stock, at cost (2,668,911 and 1,934,061 shares)	(59,540)	(43,139)

Total shareholders’ equity	1,977,138	2,075,150

Total liabilities and shareholders’ equity	$18,149,312	$17,811,020

The accompanying notes are an integral part of these consolidated financial statements.

AME RICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue
Finance charge income	$612,699	$502,217	$1,224,557	$986,574
Other income	40,137	36,244	80,577	68,049
Servicing income	418	979	794	8,438
Gain on sale of equity investment		36,196		36,196

	653,254	575,636	1,305,928	1,099,257

Costs and expenses
Operating expenses	103,084	94,095	208,049	182,383
Depreciation expense—leased vehicles	8,848		14,433
Provision for loan losses	356,513	174,800	601,158	348,705
Interest expense	214,033	155,860	425,294	299,331
Restructuring charges, net	(163)	77	(293)	386

	682,315	424,832	1,248,641	830,805

(Loss) income before income taxes	(29,061)	150,804	57,287	268,452
Income tax (benefit) provision	(9,971)	55,378	14,558	98,790

Net (loss) income	(19,090)	95,426	42,729	169,662

Other comprehensive loss
Unrealized losses on credit enhancement assets	(34)	(171)	(232)	(2,781)
Unrealized losses on cash flow hedges	(45,883)	(973)	(82,026)	(9,228)
Increase in fair value of equity investment		6,131		6,131
Reclassification of gain on sale of equity investment into earnings		(36,196)		(36,196)
Foreign currency translation adjustment	(856)	(4,104)	6,544	(4,265)
Income tax benefit	20,571	11,442	30,831	15,437

Other comprehensive loss	(26,202)	(23,871)	(44,883)	(30,902)

Comprehensive (loss) income	$(45,292)	$71,555	$(2,154)	$138,760

(Loss) earnings per share
Basic	$(0.17)	$0.82	$0.37	$1.41

Diluted	$(0.17)	$0.74	$0.35	$1.27

Weighted average shares
Basic	114,253,706	115,834,752	114,933,806	120,518,553

Diluted	114,253,706	130,153,556	127,505,633	134,935,826

The accompanying notes are an integral part of these consolidated financial statements.

AME RICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$42,729	$169,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,460	19,497
Accretion and amortization of loan fees	10,592	(13,959)
Provision for loan losses	601,158	348,705
Deferred income taxes	(63,211)	42
Stock-based compensation expense	12,552	9,321
Gain on sale of available for sale securities		(36,196)
Other	885	(3,509)
Changes in assets and liabilities:
Other assets	(80,651)	3,305
Accrued taxes and expenses	36,255	(9,829)

Net cash provided by operating activities	597,769	487,039

Cash flows from investing activities
Purchases of receivables	(4,126,287)	(3,740,828)
Principal collections and recoveries on receivables	3,119,836	2,631,281
Distributions from gain on sale Trusts	7,466	92,709
Purchases of property and equipment	(6,718)	(3,001)
Net purchases of leased vehicles	(172,550)
Proceeds from sale of equity investment		44,300
Change in restricted cash – securitization notes payable	20,017	(4,629)
Change in restricted cash – credit facilities	(8,839)	(9,131)
Change in other assets	(7,856)	1,948

Net cash used by investing activities	(1,174,931)	(987,351)

Cash flows from financing activities
Net change in credit facilities	(66,096)	294,599
Issuance of securitization notes payable	3,500,000	2,550,000
Payments on securitization notes payable	(3,074,536)	(2,163,227)
Issuance of convertible senior notes		550,000
Debt issuance costs	(12,414)	(23,914)
Proceeds from sale of warrants related to convertible debt		93,086
Purchase of call option related to convertible debt		(145,710)
Repurchase of common stock	(127,901)	(323,964)
Proceeds from issuance of common stock	13,546	43,226
Other net changes	(345)	12,521

Net cash provided by financing activities	232,254	886,617

Net (decrease) increase in cash and cash equivalents	(344,908)	386,305
Effect of Canadian exchange rate changes on cash and cash equivalents	1,691	(2,159)
Cash and cash equivalents at beginning of period	910,304	513,240

Cash and cash equivalents at end of period	$567,087	$897,386

The accompanying notes are an integral part of these consolidated financial statements.

AMERICR EDIT CORP.

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

The consolidated financial statements as of December 31, 2007, and for the three and six months ended December 31, 2007 and 2006, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Goodwill and Other Intangible Assets

Under the purchase method of accounting, the net assets of entities acquired by us are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value is recorded as goodwill. Other identifiable intangible assets are amortized either on an accelerated or straight-line basis over their estimated useful lives. Goodwill and other intangible assets are evaluated for impairment on an annual basis or whenever events or changes in circumstances occur. Due to the changes in the economic environment and the decline in our market value, we tested goodwill for impairment during the three months ended December 31, 2007. We determined that goodwill was not impaired at December 31, 2007.

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

Recent Market Developments

We anticipate that a number of factors will adversely impact our liquidity in calendar 2008: higher credit enhancement levels in our securitization transactions driven by bond insurance requirements, and to a lesser extent, the credit deterioration we are experiencing in our portfolio; disruptions in the capital markets and weakened demand for securities guaranteed by insurance policies, making the execution of securitization transactions more challenging and expensive; decreased cash distributions from our securitization Trusts due to weaker credit performance; and the breach of portfolio performance ratios in certain of our securitization Trusts supported by auto receivables originated through our Long Beach Acceptance Corporation (“LBAC”) platform resulting in higher credit enhancement requirements for those Trusts and a delay in cash distributions to us while those higher credit enhancement levels are built.

As a result of these developments, we implemented a revised operating plan in January 2008 in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our warehouse lines to fund new loan originations until capital market conditions improve for securitization transactions. The plan includes a decrease in targeted origination volume to $5.0 billion to $6.0 billion for calendar 2008. Under this plan, we have increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by reducing sales and underwriting headcounts as well as branch underwriting locations by approximately one third and selectively decreased the number of dealers from whom we purchase loans. We anticipate that we will incur restructuring charges of approximately $10 million over the remainder of fiscal 2008 in connection with this plan.

We believe that we have sufficient liquidity and warehouse capacity to operate under our new plan through calendar 2008. However, if the asset-backed securities market or the credit markets, in general, continue to deteriorate, or if economic factors deteriorate resulting in weaker credit performance, we will have to further reduce our targeted origination volume below the range of $5.0 billion to $6.0 billion to sustain adequate liquidity.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in early 2008. While some securitizations backed by prime quality automobile finance receivables were executed by other issuers in January 2008, no securitizations backed by sub-prime quality receivables have been completed in calendar 2008. Further, the prime quality automobile securitizations that were executed in January 2008 utilized senior-subordinated structures, selling only the highest rated securities. Several of the financial guaranty insurers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has weakened and there has been no public issuance of insured automobile asset-backed securities since November 2007. We have not accessed the securitization market with a transaction since October 2007.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future. We will continue to require execution of securitization transactions or other types of receivable financing during fiscal 2008. There can be no assurance that funding will be available to us through the execution of these types of transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute these transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, please review the Risks Factors Part I, Item I in our Annual Report on Form 10-K for the year ended June 30, 2007.

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in our 2010 fiscal year.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2007	June 30, 2007
Finance receivables unsecuritized, net of fees	$3,056,638	$3,054,183
Finance receivables securitized, net of fees	13,295,566	12,868,275
Less nonaccretable acquisition fees	(75,866)	(120,425)
Less allowance for loan losses	(839,352)	(699,663)

	$15,436,986	$15,102,370

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,793.1 million and $2,797.4 million pledged under our credit facilities as of December 31 and June 30, 2007, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $781.7 million and $632.9 million of delinquent finance receivables as of December 31 and June 30, 2007, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$88,750	$203,474	$120,425	$203,128
Purchases of receivables	109	1,711	109	9,195
Net charge-offs	(12,993)	(26,780)	(44,668)	(33,918)

Balance at end of period	$75,866	$178,405	$75,866	$178,405

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$755,992	$494,708	$699,663	$475,529
Provision for loan losses	356,513	174,800	601,158	348,705
Net charge-offs	(273,153)	(156,373)	(461,469)	(311,099)

Balance at end of period	$839,352	$513,135	$839,352	$513,135

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Receivables securitized	$1,025,651	$601,800	$3,713,833	$2,975,741
Net proceeds from securitization	1,000,000		3,500,000	2,550,000
Servicing fees:
Sold	52	315	143	2,483
Secured financing (a)	82,236	63,243	163,019	125,361
Distributions:
Sold	7,293	16,692	7,466	92,709
Secured financing	185,212	200,553	428,839	415,637

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income and comprehensive income.

As of December 31 and June 30, 2007, we were servicing $13,300.9 million and $12,899.7 million, respectively, of finance receivables that have been transferred or sold to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	December 31, 2007	June 30, 2007
Master warehouse facility	$816,437	$822,955
Medium term note facility	750,000	750,000
Repurchase facility	311,145	440,561
Prime/Near prime facility	491,740
Bay View facility		106,949
Long Beach facility		371,902
Canadian facility	110,078	49,335

	$2,479,400	$2,541,702

Further detail regarding terms and availability of the credit facilities as of December 31, 2007, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Master warehouse facility:
October 2009	$2,500,000	$816,437	$945,557	$9,275
Medium term note facility:
October 2009 (b)	750,000	750,000	791,151	44,008
Repurchase facility:
August 2008	500,000	311,145	395,448	30,111
Prime/Near prime facility:
September 2008	1,500,000	491,740	526,865	696
Canadian facility:
May 2008 (c)	150,240	110,078	134,087	2,641

	$5,400,240	$2,479,400	$2,793,108	$86,731

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Facility amount represents Cdn $150.0 million.
(d)	These amounts do not include cash collected on finance receivables pledged of $89.2 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of December 31, 2007, we were in compliance with all covenants in our credit facilities.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $5.8 million and $6.5 million as of December 31 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $24.8 million and $23.6 million as of December 31 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of December 31, 2007, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-B-M	March 2011	$900,000	2.2%	$113,483	$101,739
2004-1	July 2010	575,000	3.7%	102,495	74,756
2004-C-A	May 2011	800,000	3.2%	158,543	142,216
2004-D-F	July 2011	750,000	3.1%	166,752	152,915
2005-A-X	October 2011	900,000	3.7%	228,906	207,077
2005-1	May 2011	750,000	4.5%	211,010	154,121
2005-B-M	May 2012	1,350,000	4.1%	442,852	393,632
2005-C-F	June 2012	1,100,000	4.5%	414,756	374,968
2005-D-A	November 2012	1,400,000	4.9%	598,070	546,591
2006-1	May 2013	945,000	5.3%	443,998	361,569
2006-RM	January 2014	1,200,000	5.4%	995,586	905,965
2006-A-F	September 2013	1,350,000	5.6%	815,006	746,337
2006-B-G	September 2013	1,200,000	5.2%	810,587	748,693
2007-A-X	October 2013	1,200,000	5.2%	901,809	836,693
2007-B-F	December 2013	1,500,000	5.2%	1,258,559	1,164,070
2007-1	March 2016	1,000,000	5.4%	804,324	804,424
2007-C-M	April 2014	1,500,000	5.5%	1,407,033	1,310,887
2007-D-F	June 2014	1,000,000	5.5%	995,275	931,069
2007-2-M	March 2016	1,000,000	5.3%	971,549	951,432
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	63,650	65,391
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	59,887	61,660
BV2005-3 (a)	June 2014	220,107	5.1%	89,484	92,744
LB2004-A (a)	July 2010	300,000	2.3%	32,670	33,964
LB2004-B (a)	April 2011	250,000	3.5%	36,898	38,476
LB2004-C (a)	July 2011	350,000	3.5%	75,060	75,857
LB2005-A (a)	April 2012	350,000	4.1%	99,689	97,788
LB2005-B (a)	June 2012	350,000	4.4%	128,436	124,028
LB2006-A (a)	May 2013	450,000	5.4%	218,538	215,712
LB2006-B (a)	September 2013	500,000	5.2%	292,181	287,509
LB2007-A	January 2014	486,000	5.0%	358,480	365,798

		$24,093,803		$13,295,566	$12,368,081

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

Several of the financial guaranty insurers used by us in the past are facing financial stress and rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As a result, demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, has generally weakened. One of the insurers we have used, Financial Security Assurance, Inc. (“FSA”), has been able to maintain its capital position and “AAA” rating. We have an offer of capacity from FSA for $4,500.0 million for our sub-prime securitizations throughout calendar year 2008. Under this arrangement, which is not a commitment, prior to issuing an insurance policy, FSA will evaluate each securitization we propose to execute on a transaction by transaction basis as to timing, collateral composition, size, market conditions and other factors. While we believe that FSA will issue insurance policies to guarantee the securities issued in these securitizations to investors and that such policies will be accepted by investors and enhance the execution of our securitization transactions, we can provide no assurance on any of these matters.

Credit enhancement requirements in our sub-prime securitization structures will increase in calendar 2008 driven by bond insurers’ requirements, and to a lesser extent, the credit deterioration we are experiencing in our portfolio. Historically, the level of credit enhancement required by the bond insurers in our securitization transactions would support a “shadow rating” to the bond insurer, or attachment point, of “BBB.” The insurance policy provided by the bond insurer then allows for the actual rating on the securitization notes to be “AAA.” The attachment point also determines the amount of capital the bond insurer is charged. As part of the offer of capacity from FSA, FSA will require us to increase the amount of credit enhancement we provide in a transaction to increase the attachment point to a rating of “A-.” With these changes, we expect enhancement levels on our securitization transactions to increase to an initial credit enhancement level in the mid-teens percentage with a target enhancement level in the low 20% range. This increase in enhancement levels will adversely impact our liquidity position.

With respect to our securitization transactions covered by a financial guaranty insurance policy, including transactions covered by FSA policies, agreements with the bond insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

As of December 31, 2007, three LBAC securitizations (LB 2006-A, LB 2006-B and LB 2007-A) insured by FSA had delinquency ratios in excess of the targeted levels. As part of the arrangement with FSA described above, the excess cash flows from our other FSA-insured securitizations are being used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. We anticipate that it will take four to six months to build the credit enhancement up to the new requirement and will likely delay $40 to $50 million of cash distributions we had expected to receive during that time frame.

Agreements with all of our financial guaranty insurance providers contain additional specified target portfolio performance ratios that are higher than the levels previously described. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31 and June 30, 2007, we had interest rate swap agreements with underlying notional amounts of $3,594.3 million and $2,355.1 million, respectively. The fair value of our interest rate swap agreements of $68.4 million as of December 31, 2007, is included in other liabilities on the consolidated balance sheets. The fair value of our interest rate swap agreements of $14.9 million as of June 30, 2007, is included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $67.9 million and unrealized gains of $14.2 million included in accumulated other comprehensive income as of December 31 and June 30, 2007, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three and six month periods ended December 31, 2007 and 2006. We estimate approximately $64.8 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of December 31 and June 30, 2007, we had interest rate cap agreements with underlying notional amounts of $4,963.7 million and $4,323.7 million, respectively. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries of $10.4 million and $13.4 million as of December 31 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us of $10.4 million and $13.4 million as of December 31 and June 30, 2007, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31 and June 30, 2007, these restricted cash accounts totaled $19.2 million and $10.2 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the senior notes and convertible senior notes was $950.0 million as of December 31 and June 30, 2007. See guarantor consolidating financial statements in Note 13.

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

	Six Months Ended December 31,
	2007	2006
Number of shares	5,734,850	13,462,430
Average price per share	$22.30	$24.06

As of January 31, 2008, we had repurchased $1,374.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of January 31, 2008, we have approximately $36 million available for share repurchases under the covenant limits although we have no current plans to continue repurchase activity.

In October 2007, 5.0 million treasury shares were cancelled and were restored to the status of authorized but unissued shares. Our outstanding common stock was not impacted by this action.

In September 2002, we issued five-year warrants to purchase 1,287,691 shares of our common stock at $9.00 per share. In April 2005, 39,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of our common stock. In July 2006, we repurchased 17,687 shares of these warrants for approximately $334,000. In September 2007, 1,185,225 warrants were exercised, which resulted in a net settlement of 1,065,047 shares of our common stock for approximately $8.6 million. The remaining outstanding warrants expired unexercised.

NOTE 9 – INCOME TAXES

We adopted the provisions of FIN 48 on July 1, 2007. The adoption of FIN 48 resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income taxes of $53.1 million and an increase to accrued taxes and expenses of $53.6 million.

Upon implementation of FIN 48 on July 1, 2007, unrecognized tax benefits were $42.3 million. The amount, if recognized, that would affect the effective tax rate was $17.7 million and includes the federal benefit of state taxes. As of December 31, 2007, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods is $53.7 million and $20.6 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits will change during the next twelve months. However, we do not expect any changes to have a material impact on our results of operations or our financial position.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2007, accrued interest and penalties associated with uncertain tax positions were $5.6 million and $6.9 million, respectively. For the six months ended December 31, 2007, we had a reduction of $0.1 million in accrued interest associated with uncertain tax positions. For the six months ended December 31, 2007, we had an increase of $0.4 million in accrued penalties associated with uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Our U.S. federal income tax returns subsequent to fiscal year 2005 remain subject to examination by the Internal Revenue Service (“IRS”). The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2007. The returns for those years will be subject to an appeals proceeding, which we anticipate will be concluded by the end of calendar year 2008. We expect the outcome of the appeals proceeding will not result in a material change to our financial position or results of operations. Foreign and U.S. state jurisdictions have statutes of limitations that generally range from 3 to 5 years. Our tax returns are currently under examination in various U.S. state and foreign jurisdictions.

Our effective income tax rate was 34.3% and 36.7% for the three months ended December 31, 2007 and 2006, respectively. Our effective income tax rate was 25.4% and 36.8% for the six months ended December 31, 2007 and 2006, respectively. The decrease in the rate for the six months ended December 31, 2007, is primarily a result of revised estimates of our deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

NOTE 10 – RESTRUCTURING CHARGES

As of December 31, 2007, total costs incurred to date related to our restructuring activities in prior years include $22.3 million in personnel-related costs and $69.4 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the six months ended December 31, 2007, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2007	$122	$4,175	$1,973	$6,270
Cash settlements			(356)	(356)
Adjustments	(122)		(171)	(293)

Balance at December 31, 2007		$4,175	$1,446	$5,621

NOTE 11 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net (loss) income	$(19,090)	$95,426	$42,729	$169,662
Interest expense related to 2003 convertible senior notes, net of related tax effects		721	1,703	1,442

Adjusted net (loss) income	$(19,090)	$96,147	$44,432	$171,104

Basic weighted average shares	114,253,706	115,834,752	114,933,806	120,518,553
Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants		3,613,599	1,866,622	3,712,068
2003 convertible senior notes		10,705,205	10,705,205	10,705,205

		14,318,804	12,571,827	14,417,273

Diluted weighted average shares	114,253,706	130,153,556	127,505,633	134,935,826

(Loss) earnings per share:
Basic	$(0.17)	$0.82	$0.37	$1.41

Diluted	$(0.17)	$0.74	$0.35	$1.27

Basic (loss) earnings per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted loss per share has been computed by dividing net loss by the weighted average shares assuming no incremental shares. Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.8 million shares of common stock for the six months ended December 31, 2007, and 0.7 million shares of common stock for the three and six months ended December 31, 2006, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares of common stock for the six months ended December 31, 2007 and 2006, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2007	2006
Interest costs (none capitalized)	$414,198	$303,385
Income taxes	79,015	98,068

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$550,270	$16,817		$567,087
Finance receivables, net		212,442	15,224,544		15,436,986
Restricted cash—securitization notes payable			994,336		994,336
Restricted cash—credit facilities			175,971		175,971
Property and equipment, net	$6,027	54,735			60,762
Leased vehicles, net		204,558			204,558
Deferred income taxes	43,288	92,321	108,456		244,065
Goodwill		212,595			212,595
Other assets	28,438	127,299	97,215		252,952
Due from affiliates	871,100		2,938,049	$(3,809,149)
Investment in affiliates	2,059,715	4,753,556	537,981	(7,351,252)

Total assets	$3,008,568	$6,207,776	$20,093,369	$(11,160,401)	$18,149,312

Liabilities:
Credit facilities			$2,479,400		$2,479,400
Securitization notes payable			12,368,081		12,368,081
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$49,088	578		49,666
Accrued taxes and expenses	79,709	82,437	78,443		240,589
Other liabilities	1,721	82,717			84,438
Due to affiliates		3,808,926		$(3,808,926)

Total liabilities	1,031,430	4,023,168	14,926,502	(3,808,926)	16,172,174

Shareholders’ equity:
Common stock	1,172	75,355	30,627	(105,982)	1,172
Additional paid-in capital	9,962	75,866	2,655,247	(2,731,113)	9,962
Accumulated other comprehensive income (loss)	811	(18,868)	43,007	(24,139)	811
Retained earnings	2,024,733	2,052,255	2,437,986	(4,490,241)	2,024,733

	2,036,678	2,184,608	5,166,867	(7,351,475)	2,036,678
Treasury stock	(59,540)				(59,540)

Total shareholders’ equity	1,977,138	2,184,608	5,166,867	(7,351,475)	1,977,138

Total liabilities and shareholders’ equity	$3,008,568	$6,207,776	$20,093,369	$(11,160,401)	$18,149,312

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$899,386	$10,918		$910,304
Finance receivables, net		201,036	14,901,334		15,102,370
Restricted cash—securitization notes payable			1,014,353		1,014,353
Restricted cash—credit facilities			166,884		166,884
Property and equipment, net	$6,194	52,378			58,572
Leased vehicles, net		33,968			33,968
Deferred income taxes	(32,624)	119,602	64,726		151,704
Goodwill		208,435			208,435
Other assets	16,454	75,468	72,508		164,430
Due from affiliates	1,029,444		2,273,274	$(3,302,718)
Investment in affiliates	2,070,684	4,070,471	529,664	(6,670,819)

Total assets	$3,090,152	$5,660,744	$19,033,661	$(9,973,537)	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,541,702		$2,541,702
Securitization notes payable			11,939,447		11,939,447
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$86,917	557		87,474
Accrued taxes and expenses	64,251	60,656	74,152		199,059
Other liabilities	751	17,437			18,188
Due to affiliates		3,302,495		$(3,302,495)

Total liabilities	1,015,002	3,467,505	14,555,858	(3,302,495)	15,735,870

Shareholders’ equity:
Common stock	1,206	75,355	30,627	(105,982)	1,206
Additional paid-in capital	71,323	75,866	2,048,885	(2,124,751)	71,323
Accumulated other comprehensive income	45,694	27,592	37,414	(65,006)	45,694
Retained earnings	2,000,066	2,014,426	2,360,877	(4,375,303)	2,000,066

	2,118,289	2,193,239	4,477,803	(6,671,042)	2,118,289
Treasury stock	(43,139)				(43,139)

Total shareholders’ equity	2,075,150	2,193,239	4,477,803	(6,671,042)	2,075,150

Total liabilities and shareholders’ equity	$3,090,152	$5,660,744	$19,033,661	$(9,973,537)	$17,811,020

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$13,363	$599,336		$612,699
Other income	$17,499	665,917	1,305,100	$(1,948,379)	40,137
Servicing income (loss)		10,186	(9,768)		418
Equity in (loss) income of affiliates	(20,595)	12,335		8,260

	(3,096)	701,801	1,894,668	(1,940,119)	653,254

Costs and expenses
Operating expenses	7,511	10,441	85,132		103,084
Depreciation expense—leased vehicles		8,848			8,848
Provision for loan losses		11,087	345,426		356,513
Interest expense	8,076	703,531	1,450,805	(1,948,379)	214,033
Restructuring charges, net		(163)			(163)

	15,587	733,744	1,881,363	(1,948,379)	682,315

(Loss) income before income taxes	(18,683)	(31,943)	13,305	8,260	(29,061)
Income tax provision (benefit)	407	(11,348)	970		(9,971)

Net (loss) income	$(19,090)	$(20,595)	$12,335	$8,260	$(19,090)

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$31,742	$470,475		$502,217
Other income	$13,989	551,063	1,208,355	$(1,737,163)	36,244
Servicing income (loss)		1,472	(493)		979
Gain on sale of equity investment		36,196			36,196
Equity in income of affiliates	103,314	78,063		(181,377)

	117,303	698,536	1,678,337	(1,918,540)	575,636

Costs and expenses
Operating expenses	22,851	2,163	69,081		94,095
Provision for loan losses		3,028	171,772		174,800
Interest expense	3,618	575,657	1,313,748	(1,737,163)	155,860
Restructuring charges, net		77			77

	26,469	580,925	1,554,601	(1,737,163)	424,832

Income before income taxes	90,834	117,611	123,736	(181,377)	150,804
Income tax (benefit) provision	(4,592)	14,297	45,673		55,378

Net income	$95,426	$103,314	$78,063	$(181,377)	$95,426

AmeriCredit Corp.

Consolidating Statement of Income

Six Months Ended December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$45,569	$1,178,988		$1,224,557
Other income	$32,857	1,106,617	2,155,571	$(3,214,468)	80,577
Servicing income (loss)		23,576	(22,782)		794
Equity in income of affiliates	39,356	77,109		(116,465)

	72,213	1,252,871	3,311,777	(3,330,933)	1,305,928

Costs and expenses
Operating expenses	12,194	28,994	166,861		208,049
Depreciation expense—leased vehicles		14,433			14,433
Provision for loan losses		16,862	584,296		601,158
Interest expense	16,142	1,166,771	2,456,849	(3,214,468)	425,294
Restructuring charges, net		(293)			(293)

	28,336	1,226,767	3,208,006	(3,214,468)	1,248,641

Income before income taxes	43,877	26,104	103,771	(116,465)	57,287
Income tax provision (benefit)	1,148	(13,252)	26,662		14,558

Net income	$42,729	$39,356	$77,109	$(116,465)	$42,729

AmeriCredit Corp.

Consolidating Statement of Income

Six Months Ended December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$54,691	$931,883		$986,574
Other income	$22,855	911,973	2,025,329	$(2,892,108)	68,049
Servicing income (loss)		11,016	(2,578)		8,438
Gain on sale of equity investment		36,196			36,196
Equity in income of affiliates	178,681	138,787		(317,468)

	201,536	1,152,663	2,954,634	(3,209,576)	1,099,257

Costs and expenses
Operating expenses	31,861	13,058	137,464		182,383
Provision for loan losses		(6,194)	354,899		348,705
Interest expense	5,266	943,873	2,242,300	(2,892,108)	299,331
Restructuring charges, net		386			386

	37,127	951,123	2,734,663	(2,892,108)	830,805

Income before income taxes	164,409	201,540	219,971	(317,468)	268,452
Income tax provision	(5,253)	22,859	81,184		98,790

Net income	$169,662	$178,681	$138,787	$(317,468)	$169,662

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$42,729	$39,356	$77,109		$(116,465)	$42,729
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		167	20,698	16,595			37,460
Accretion and amortization of loan fees			8,075	2,517			10,592
Provision for loan losses			16,862	584,296			601,158
Deferred income taxes		(78,564)	59,208	(43,855)			(63,211)
Stock-based compensation expense		12,552					12,552
Other			1,647	(762)			885
Equity in income of affiliates		(39,356)	(77,109)			116,465
Changes in assets and liabilities:
Other assets		(9,960)	(67,990)	(2,701)			(80,651)
Accrued taxes and expenses		21,931	9,809	4,515			36,255

Net cash (used) provided by operating activities		(50,501)	10,556	637,714			597,769

Cash flows from investing activities:
Purchases of receivables			(4,126,287)	(3,977,176)		3,977,176	(4,126,287)
Principal collections and recoveries on receivables			79,643	3,040,193			3,119,836
Net proceeds from sale of receivables			3,977,176			(3,977,176)
Distributions from gain on sale Trusts				7,466			7,466
Purchases of property and equipment		1,412	(8,130)				(6,718)
Net purchases of leased vehicles			(172,550)				(172,550)
Change in restricted cash—securitization notes payable			(11)	20,028			20,017
Change in restricted cash—credit facilities				(8,839)			(8,839)
Change in other assets			(9,037)	1,181			(7,856)
Net change in investment in affiliates		(1,103)	(598,045)	(8,317)		607,465

Net cash provided (used) by investing activities		309	(857,241)	(925,464)		607,465	(1,174,931)

Cash flows from financing activities:
Net change in credit facilities				(66,096)			(66,096)
Issuance of securitization notes payable				3,500,000			3,500,000
Payments on securitization notes payable				(3,074,536)			(3,074,536)
Debt issuance costs				(12,414)			(12,414)
Repurchase of common stock		(127,901)					(127,901)
Proceeds from issuance of common stock		13,546		606,362		(606,362)	13,546
Other net changes		(344)	(1)				(345)
Net change in due (to) from affiliates		158,344	496,821	(659,685)		4,520

Net cash provided by financing activities		43,645	496,820	293,631		(601,842)	232,254

Net (decrease) increase in cash and cash equivalents		(6,547)	(349,865)	5,881		5,623	(344,908)
Effect of Canadian exchange rate changes on cash and cash equivalents		6,547	749	18		(5,623)	1,691
Cash and cash equivalents at beginning of period			899,386	10,918			910,304

Cash and cash equivalents at end of period	$		$550,270	$16,817	$		$567,087

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2006

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$169,662	$178,681	$138,787		$(317,468)	$169,662
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		1,351	5,315	12,831			19,497
Accretion and amortization of loan fees			(1,186)	(12,773)			(13,959)
Provision for loan losses			(6,194)	354,899			348,705
Deferred income taxes		(104,220)	121,099	(16,837)			42
Stock-based compensation expense		9,321					9,321
Gain on sale of available for sale securities			(36,196)				(36,196)
Other			12,079	(15,588)			(3,509)
Equity in income of affiliates		(178,681)	(138,787)			317,468
Changes in assets and liabilities:
Other assets		(5,059)	924	7,440			3,305
Accrued taxes and expenses		(11,907)	(5,732)	7,810			(9,829)

Net cash (used) provided by operating activities		(119,533)	130,003	476,569			487,039

Cash flows from investing activities:
Purchases of receivables			(3,740,828)	(3,605,060)		3,605,060	(3,740,828)
Principal collections and recoveries on receivables			71,391	2,559,890			2,631,281
Net proceeds from sale of receivables			3,605,060			(3,605,060)
Distributions from gain on sale Trusts				92,709			92,709
Purchases of property and equipment			(3,001)				(3,001)
Proceeds from sale of equity investment			44,300				44,300
Change in restricted cash—securitization notes payable				(4,629)			(4,629)
Change in restricted cash—credit facilities				(9,131)			(9,131)
Change in other assets			1,943	5			1,948
Net change in investment in affiliates		953	90,549	(83,946)		(7,556)

Net cash provided (used) by investing activities		953	69,414	(1,050,162)		(7,556)	(987,351)

Cash flows from financing activities:
Net change in credit facilities				294,599			294,599
Issuance of securitization notes payable				2,550,000			2,550,000
Payments on securitization notes payable				(2,163,227)			(2,163,227)
Issuance of convertible senior notes		550,000					550,000
Debt issuance costs		(13,143)		(10,771)			(23,914)
Proceeds from sale of warrants		93,086					93,086
Purchase of call option on common stock		(145,710)					(145,710)
Repurchase of common stock		(323,964)					(323,964)
Net proceeds from issuance of common stock		43,226		14,853		(14,853)	43,226
Other net changes		12,943	(422)				12,521
Net change in due (to) from affiliates		(93,592)	177,175	(102,147)		18,564

Net cash provided (used) by financing activities		122,846	176,753	583,307		3,711	886,617

Net increase (decrease) in cash and cash equivalents		4,266	376,170	9,714		(3,845)	386,305
Effect of Canadian exchange rate changes on cash and cash equivalents		(4,266)	(1,739)	1		3,845	(2,159)
Cash and cash equivalents at beginning of period			513,240				513,240

Cash and cash equivalents at end of period	$		$887,671	$9,715	$		$897,386

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained.

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

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At December 31, 2007, we had no outstanding gain on sale securitizations.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”). BVAC serves auto dealers offering specialized auto finance products, including extended term financing and higher loan-to-value advances primarily to consumers with prime credit scores.

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corp. (“LBAC”). LBAC serves auto dealers by offering auto finance products primarily to consumers with near-prime credit scores.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of December 31, 2007, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$91,522	$183,044

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Income Taxes

We are subject to income tax in the United States and Canada. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for anticipated tax issues based on the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” Management believes that the estimates are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 as compared to Three Months Ended December 31, 2006

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$16,377,528	$12,218,713
Loans purchased	1,759,890	1,740,767
Loans repurchased from gain on sale Trusts	18,401	64,060
Liquidations and other	(1,803,615)	(1,474,615)

Balance at end of period	$16,352,204	$12,548,925

Average finance receivables	$16,409,662	$12,392,922

The increase in loans purchased during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was primarily due to originations of $203.6 million through the LBAC platform and an increase in originations to $206.2 million from $129.5 million through the BVAC platform, offset by a decrease in volume from our sub-prime origination channel. The increase in liquidations and other resulted primarily from higher collections and charge-offs on finance receivables due to the increase in average finance receivables.

The average new loan size increased to $19,318 for the three months ended December 31, 2007, from $18,330 for the three months ended December 31, 2006, due to loans purchased through the LBAC platform which are generally larger in size. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2007, decreased to 15.3% from 16.5% during the three months ended December 31, 2006, due to lower average percentage rates on the LBAC loans purchased.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Finance charge income	$612,699	$502,217
Other income	40,137	36,244
Interest expense	(214,033)	(155,860)

Net margin	$438,803	$382,601

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended December 31,
	2007	2006
Finance charge income	14.8%	16.1%
Other income	1.0	1.1
Interest expense	(5.2)	(5.0)

Net margin as a percentage of average finance receivables	10.6%	12.2%

The decrease in net margin as a percentage of average finance receivables for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was a result of the lower effective yield on the LBAC portfolio, combined with an increase in interest expense caused by a continued run-off of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables of 10.6%, would be 11.3% for the three months ended December 31, 2007, excluding the LBAC portfolio.

Revenue:

Finance charge income increased by 22% to $612.7 million for the three months ended December 31, 2007, from $502.2 million for the three months ended December 31, 2006, primarily due to the 32% increase in average finance receivables. The effective yield on our finance receivables decreased to 14.8% for the three months ended December 31, 2007, from 16.1% for the three months ended December 31, 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the LBAC portfolio.

Other income consists of the following (in thousands):

	Three Months Ended December 31,
	2007	2006
Investment income	$16,604	$24,860
Late fees and other income	23,533	11,384

	$40,137	$36,244

Investment income decreased as a result of lower invested cash balances. Late fees and other income increased primarily as a result of $10.6 million of income earned during the three months ended December 31, 2007, on leased vehicles.

Costs and Expenses:

Operating Expenses

Operating expenses increased by 10% to $103.1 million for the three months ended December 31, 2007, from $94.1 million for the three months ended December 31, 2006, as a result of higher average finance receivables outstanding. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 79.1% and 77.6% of total operating expenses for the three months ended December 31, 2007 and 2006, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.5% for the three months ended December 31, 2007, as compared to 3.0% for the three months ended December 31, 2006. The decrease in operating expenses as an annualized percentage of average finance receivables primarily resulted from cost synergies realized from the integration of the LBAC portfolio as well as a larger portfolio scale.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended December 31, 2007 and 2006, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $356.5 million for the three months ended December 31, 2007, from $174.8 million for the three months ended December 31, 2006, primarily as a result of weaker than expected results from the LBAC portfolio, sub-prime loans originated in calendar year 2006 and early 2007 as well as higher expected future losses due to weaker economic conditions, particularly in certain geographic areas, including Florida and Southern California. As an annualized percentage of average finance receivables, the provision for loan losses was 8.6% and 5.6% for the three months ended December 31, 2007 and 2006, respectively.

Interest Expense

Interest expense increased to $214.0 million for the three months ended December 31, 2007, from $155.9 million for the three months ended December 31, 2006. Average debt outstanding was $15,589.9 million and $12,034.4 million for the three months ended December 31, 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.4% for the three months ended December 31, 2007, compared to 5.1% for the three months ended December 31, 2006, due to a continued run-off of older securitizations with lower interest cost.

Taxes

Our effective income tax rate was 34.3% and 36.7% for the three months ended December 31, 2007 and 2006, respectively.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Three Months Ended December 31,
	2007	2006
Unrealized losses on credit enhancement assets	$(34)	$(171)
Unrealized losses on cash flow hedges	(45,883)	(973)
Increase in fair value of equity investment		6,131
Reclassification of gain on sale of equity investment into earnings		(36,196)
Canadian currency translation adjustment	(856)	(4,104)
Income tax benefit	20,571	11,442

	$(26,202)	$(23,871)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Three Months Ended December 31,
	2007	2006
Unrealized (losses) gains related to changes in fair value	$(45,065)	$1,683
Reclassification of net unrealized gains into earnings	(818)	(2,656)

	$(45,883)	$(973)

Unrealized (losses) gains related to changes in fair value for the three months ended December 31, 2007 and 2006, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements changed because of a significant decline in forward interest rates.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $0.9 million and $4.1 million for the three months ended December 31, 2007 and 2006, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended December 31, 2007 and 2006. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

Six Months Ended December 31, 2007 as compared to Six Months Ended December 31, 2006

A summary of changes in our finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2007	2006
Balance at beginning of period	$15,922,458	$11,775,665
Loans purchased	3,999,509	3,424,736
Loans repurchased from gain on sale Trusts	18,401	315,153
Liquidations and other	(3,588,164)	(2,966,629)

Balance at end of period	$16,352,204	$12,548,925

Average finance receivables	$16,298,629	$12,173,441

The increase in loans purchased during the six months ended December 31, 2007, as compared to the six months ended December 31, 2006, was primarily due to originations of $475.8 million through the LBAC platform and an increase in originations to $457.5 million from $263.5 million through the BVAC platform, offset by a decrease in volume from our sub-prime origination channel. The increase in liquidations and other resulted primarily from higher collections and charge-offs on finance receivables due to the increase in average finance receivables.

The average new loan size increased to $19,229 for the six months ended December 31, 2007, from $18,078 for the six months ended December 31, 2006, due to loans purchased through the LBAC platform which are generally larger in size. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2007, decreased to 15.3% from 16.4% during the six months ended December 31, 2006, due to lower average percentage rates on the LBAC loans purchased.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Six Months Ended December 31,
	2007	2006
Finance charge income	$1,224,557	$986,574
Other income	80,577	68,049
Interest expense	(425,294)	(299,331)

Net margin	$879,840	$755,292

Net margin as a percentage of average finance receivables is as follows:

	Six Months Ended December 31,
	2007	2006
Finance charge income	14.9%	16.1%
Other income	1.0	1.1
Interest expense	(5.2)	(4.9)

Net margin as a percentage of average finance receivables	10.7%	12.3%

The decrease in net margin as a percentage of average finance receivables for the six months ended December 31, 2007, as compared to the six months ended December 31, 2006, was a result of the lower effective yield on the LBAC portfolio, combined with an increase in interest expense caused by a continued run-off of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables of 10.7%, would be 11.4% for the six months ended December 31, 2007, excluding the LBAC portfolio.

Revenue:

Finance charge income increased by 24% to $1,224.6 million for the six months ended December 31, 2007, from $986.6 million for the six months ended December 31, 2006, primarily due to the 34% increase in average finance receivables. The effective yield on our finance receivables decreased to 14.9% for the six months ended December 31, 2007, from 16.1% for the six months ended December 31, 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the LBAC portfolio.

Servicing income decreased for the six months ended December 31, 2007, as compared to the six months ended December 31, 2006, as a result of the run-off of our gain on sale receivables portfolio.

Other income consists of the following (in thousands):

	Six Months Ended December 31,
	2007	2006
Investment income	$35,561	$45,900
Late fees and other income	45,016	22,149

	$80,577	$68,049

Investment income decreased as a result of lower invested cash balances. Late fees and other income increased primarily as a result of $17.2 million of income earned during the six months ended December 31, 2007, on leased vehicles.

Costs and Expenses:

Operating Expenses

Operating expenses increased by 14% to $208.0 million for the six months ended December 31, 2007, from $182.4 million for the six months ended December 31, 2006, as a result of increased loans purchased and higher average finance receivables outstanding. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 78.1% and 76.2% of total operating expenses for the six months ended December 31, 2007 and 2006, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.5% for the six months ended December 31, 2007, as compared to 3.0% for the six months ended December 31, 2006. The decrease in operating expenses as an annualized percentage of average finance receivables primarily resulted from cost synergies realized from the integration of the LBAC portfolio as well as larger portfolio scale.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended December 31, 2007 and 2006, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $601.2 million for the six months ended December 31, 2007, from $348.7 million for the six months ended December 31, 2006, primarily as a result of weaker than expected results from the LBAC portfolio and sub-prime loans originated in calendar year 2006 and early 2007 as well as higher expected future losses due to weaker economic conditions, particularly in certain geographic areas, including Florida and Southern California. As an annualized percentage of average finance receivables, the provision for loan losses was 7.3% and 5.7% for the six months ended December 31, 2007 and 2006, respectively.

Interest Expense

Interest expense increased to $425.3 million for the six months ended December 31, 2007, from $299.3 million for the six months ended December 31, 2006. Average debt outstanding was $15,481.7 million and $11,584.3 million for the six months ended December 31, 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.4% for the six months ended December 31, 2007, compared to 5.1% for the six months ended December 31, 2006, due to a continued run-off of older securitizations with lower interest cost.

Taxes

Our effective income tax rate was 25.4% and 36.8% for the six months ended December 31, 2007 and 2006, respectively. The decrease in the rate for the six months ended December 31, 2007, is primarily a result of revised estimates of our deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Six Months Ended December 31,
	2007	2006
Unrealized losses on credit enhancement assets	$(232)	$(2,781)
Unrealized losses on cash flow hedges	(82,026)	(9,228)
Increase in fair value of equity investment		6,131
Reclassification of gain on sale of equity investment into earnings		(36,196)
Canadian currency translation adjustment	6,544	(4,265)
Income tax benefit	30,831	15,437

	$(44,883)	$(30,902)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Six Months Ended December 31,
	2007	2006
Unrealized losses related to changes in fair value	$(77,767)	$(1,013)
Reclassification of net unrealized gains into earnings	(4,259)	(8,215)

	$(82,026)	$(9,228)

Unrealized losses related to changes in fair value for the six months ended December 31, 2007 and 2006, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements decreased because of a significant decline in forward interest rates.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $6.5 million and losses of $4.3 million for the six months ended December 31, 2007 and 2006, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2007 and 2006. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

December 31, 2007
Principal amount of receivables, net of fees	$16,352,204
Nonaccretable acquisition fees	(75,866)
Allowance for loan losses	(839,352)

Receivables, net	$15,436,986

Number of outstanding contracts	1,144,113

Average carrying amount of outstanding contract (in dollars)	$14,292

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.6%

	June 30, 2007
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$15,922,458	$24,091	$15,946,549

Nonaccretable acquisition fees	(120,425)
Allowance for loan losses	(699,663)

Receivables, net	$15,102,370

Number of outstanding contracts	1,143,713	2,028	1,145,741

Average carrying amount of outstanding contract (in dollars)	$13,922	$11,879	$13,918

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.2%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables increased to 5.6% as of December 31, 2007, from 5.2% as of June 30, 2007, as a result of higher expected future losses due to weaker economic conditions, particularly in certain geographic regions such as Florida and Southern California, increased budgetary stress on sub-prime and near prime consumers and lower recovery rates on repossessed collateral.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2007
	Amount	Percent
Delinquent contracts:
31 to 60 days	$1,111,368	6.8%
Greater than 60 days	486,688	3.0

	1,598,056	9.8
In repossession	60,174	0.3

	$1,658,230	10.1%

	December 31, 2006
	Finance Receivables		Total Managed
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$845,140	6.7%	$845,578	6.7%
Greater than 60 days	320,217	2.6	320,319	2.6

	1,165,357	9.3	1,165,897	9.3
In repossession	42,909	0.3	42,962	0.3

	$1,208,266	9.6%	$1,208,859	9.6%

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

Delinquencies in finance receivables were higher at December 31, 2007, as compared to December 31, 2006, as a result of a deterioration in credit performance for the reasons described above.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% of accounts historically comprising the managed portfolio received a deferral at some point in the life of the account; however, we anticipate that the level of deferments will decline as the mix of loans originated through our LBAC and BVAC platforms begin to comprise a greater percentage of the total.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Finance receivables (as a percentage of average finance receivables)	6.8%	6.8%	6.4%	6.5%

Total managed portfolio (as a percentage of average managed receivables)	6.8%	6.7%	6.4%	6.5%

The following is a summary of deferrals as a percentage of receivables outstanding:

December 31, 2007
Never deferred	78.8%
Deferred:
1-2 times	18.0
3-4 times	3.1
Greater than 4 times	0.1

Total deferred	21.2

Total	100.0%

	June 30, 2007
	Finance Receivables	Total Managed
Never deferred	80.5%	80.6%
Deferred:
1-2 times	16.3	16.3
3-4 times	3.1	3.1
Greater than 4 times	0.1

Total deferred	19.5	19.4

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Finance receivables:
Repossession charge-offs	$368,404	$289,903	$658,287	$512,996
Less: Recoveries	(161,637)	(141,452)	(303,138)	(250,241)
Mandatory charge-offs (a)	79,379	34,702	150,988	82,262

Net charge-offs	$286,146	$183,153	$506,137	$345,017

Total managed:
Repossession charge-offs	$368,421	$290,876	$658,408	$523,523
Less: Recoveries	(161,646)	(141,869)	(303,213)	(254,825)
Mandatory charge-offs (a)	79,387	34,430	150,980	81,135

Net charge-offs	$286,162	$183,437	$506,175	$349,833

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	6.9%	5.9%	6.2%	5.6%

Total managed portfolio	6.9%	5.8%	6.2%	5.6%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	43.9%	48.8%	46.0%	48.8%

Total managed portfolio	43.9%	48.8%	46.1%	48.7%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Total managed portfolio charge-offs of 6.9% and 6.2% would be 7.3% and 6.5% excluding LBAC for the three and six months ended December 31, 2007, respectively. The increase in the total managed portfolio charge-offs for the three and six months ended December 31, 2007, was a result of weaker than expected results from the LBAC portfolio and sub-prime loans originated in calendar year 2006 and 2007 as well as a decline in the wholesale values for used cars.

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

We used cash of $4,126.3 million and $3,740.8 million for the purchase of finance receivables during the six months ended December 31, 2007 and 2006, respectively. These purchases were funded initially utilizing cash and credit facilities and our strategy is to subsequently obtain long-term financing for these receivables in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of December 31, 2007, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility	October 2009	$2,500.0	$816.5
Medium term note facility	October 2009 (b)	750.0	750.0
Repurchase facility	August 2008	500.0	311.1
Prime/Near prime facility	September 2008	1,500.0	491.7
Canadian facility	May 2008 (c)	150.2	110.1

		$5,400.2	$2,479.4

(a)	At the maturity date, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Facility amount represents Cdn $150.0 million.

In August 2007, we renewed our repurchase facility, extending the maturity to August 2008.

In September 2007, we terminated a $400.0 million near-prime facility, a $450.0 million BVAC facility and a $600.0 million LBAC facility, and we entered into the prime/near prime facility, which provides up to $1,500.0 million through September 2008 for the financing of prime and near-prime credit quality receivables.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss) as well as limits on deferment levels. As of December 31, 2007, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 62 securitization transactions through December 31, 2007, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2007
Secured financing:
2004-B-M	April 2004	$900.0	$101.7
2004-1	June 2004	575.0	74.7
2004-C-A	August 2004	800.0	142.2
2004-D-F	November 2004	750.0	152.9
2005-A-X	February 2005	900.0	207.1
2005-1	April 2005	750.0	154.1
2005-B-M	June 2005	1,350.0	393.6
2005-C-F	August 2005	1,100.0	375.0
2005-D-A	November 2005	1,400.0	546.6
2006-1	March 2006	945.0	361.6
2006-R-M	May 2006	1,200.0	906.0
2006-A-F	July 2006	1,350.0	746.3
2006-B-G	September 2006	1,200.0	748.7
2007-A-X	January 2007	1,200.0	836.7
2007-B-F	April 2007	1,500.0	1,164.1
2007-1	May 2007	1,000.0	804.4
2007-C-M	July 2007	1,500.0	1,310.9
2007-D-F	September 2007	1,000.0	931.1
2007-A-M	October 2007	1,000.0	951.4
BV2005-LJ-1	February 2005	232.1	65.4
BV2005-LJ-2	July 2005	185.6	61.7
BV2005-3	December 2005	220.1	92.7
LB2004-A	March 2004	300.0	34.0
LB2004-B	July 2004	250.0	38.5
LB2004-C	December 2004	350.0	75.9
LB2005-A	June 2005	350.0	97.8
LB2005-B	October 2005	350.0	124.0
LB2006-A	May 2006	450.0	215.7
LB2006-B	September 2006	500.0	287.5
LB2007-A	March 2007	486.0	365.8

Total active securitizations		$24,093.8	$12,368.1

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

Several of the financial guaranty insurers used by us in the past are facing financial stress and rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As a result, demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, has generally weakened. One of the insurers we have used, Financial Security Assurance, Inc. (“FSA”), has been able to maintain its capital position and “AAA” rating. We have an offer of capacity from FSA for $4,500.0 million for our sub-prime securitizations throughout calendar year 2008. Under this arrangement, which is not a commitment, prior to issuing an insurance policy, FSA will evaluate each securitization we propose to execute on a transaction by transaction basis as to timing, collateral composition, size, market conditions and other factors. While we believe that FSA will issue insurance policies to guarantee the securities issued in these securitizations to investors and that such policies will be accepted by investors and enhance the execution of our securitization transactions, we can provide no assurance of these matters.

Credit enhancement requirements in our sub-prime securitization structures will increase in calendar 2008 driven by bond insurance requirements, and to a lesser extent the credit deterioration we are experiencing in our portfolio. Historically, the level of credit enhancement required by the bond insurers in our securitization transactions would support a “shadow rating” to the bond insurer, or attachment point, of “BBB.” The insurance policy provided by the bond insurer then allows for the actual rating on the securitization notes to be “AAA.” The attachment point also determines the amount of capital the bond insurer is charged. As part of our arrangement with FSA, FSA will require us to increase the amount of credit enhancement we provide in a transaction to increase the attachment point to a rating of “A-.” With these changes, we expect enhancement levels on our securitization transactions to increase to an initial credit enhancement level in the mid-teens with a target enhancement level in the low 20% range. This increase in enhancement levels will adversely impact our liquidity position.

These events could have a material adverse effect on the cost and availability of capital to finance our receivables, which in turn could have a material adverse effect on our financial position, liquidity and results of operations.

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

In May 2007, we executed our first transaction under our securitization program for near-prime and prime receivables and the structure involved the sale of subordinated asset-backed securities. This transaction required an initial cash deposit and overcollateralization level of 0.5% of the original receivable pool balance, and a target credit enhancement level of 4.5% of the receivable pool balance must be reached before excess cash is used to paydown the principal balance of the Class E bonds to maintain a specified amount outstanding. Excess cash not utilized to paydown the Class E bonds will be released to us. Under this structure, we typically expect to begin to receive cash distributions approximately ten to twelve months after receivables are securitized.

We anticipate that it may be difficult to sell subordinated asset-backed securities given current capital market conditions or, if we are able to sell subordinated securities, the overall pricing for a senior-subordinated securitization may be materially higher than for a securitization guaranteed by an insurance policy.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2007	2006
Initial credit enhancement deposits:
Restricted cash	$64.0	$55.1
Overcollateralization	213.8	206.8
Distributions from Trusts:
Gain on sale Trusts	7.5	92.7
Secured financing Trusts	428.8	415.6

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

As of December 31, 2007, three LBAC securitizations (LB 2006-A, LB 2006-B and LB 2007-A), insured by FSA had delinquency ratios in excess of the targeted levels. As part of the agreement with FSA described above, the excess cash flows from our other FSA-insured securitizations are being used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. We anticipate that it will take four to six months to build the credit enhancement up to the new requirement and will likely delay $40 to $50 million of cash distributions we had expected to receive during that time frame.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2007, no such termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

During the six months ended December 31, 2007 and 2006, we repurchased 5,734,850 shares of our common stock at an average cost of $22.30 per share and 13,462,430 shares of our common stock at an average cost of $24.06 per share, respectively.

As of January 31, 2008, we had repurchased $1,374.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of January 31, 2008, we have approximately $36 million available for share repurchases under the covenant limits although we have no current plans to continue repurchase activity.

Contractual Obligations

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we had liabilities associated with uncertain tax positions of $53.6 million. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Market Developments

We anticipate that a number of factors will adversely impact our liquidity in calendar 2008: higher credit enhancement levels in our securitization transactions driven by bond insurance requirements, and to a lesser extent, the credit deterioration we are experiencing in our portfolio; disruptions in the capital markets and weakened demand for securities guaranteed by insurance policies, making the execution of securitization transactions more challenging and expensive; decreased cash distributions from our securitization Trusts due to weaker credit performance; and the breach of portfolio performance ratios in certain of our securitization Trusts supported by auto receivables originated through our Long Beach Acceptance Corporation (“LBAC”) platform resulting in higher credit enhancement requirements for those Trusts and a delay in cash distributions to us while those higher credit enhancement levels are built.

As a result of these developments, we implemented a revised operating plan in January 2008 in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our warehouse lines to fund new loan originations until capital market conditions improve for securitization transactions. The plan includes a decrease in targeted origination volume to $5.0 billion to $6.0 billion for calendar 2008. Under this plan, we have increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by reducing sales and underwriting headcounts as well as branch underwriting locations by approximately one third and selectively decreased the number of dealers from whom we purchase loans. We anticipate that we will incur restructuring charges of approximately $10 million over the remainder of fiscal 2008 in connection with this plan.

We believe that we have sufficient liquidity and warehouse capacity to operate under our new plan through calendar 2008. However, if the asset-backed securities market or the credit markets, in general, continue to deteriorate, or if economic factors deteriorate resulting in weaker credit performance, we will have to further reduce our targeted origination volume below the range of $5.0 billion to $6.0 billion to sustain adequate liquidity.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in early 2008. While some securitizations backed by prime quality automobile finance receivables were executed by other issuers in January 2008, no securitizations backed by sub-prime quality receivables have been completed in calendar 2008. Further, the prime quality automobile securitizations that were executed in January 2008 utilized senior-subordinated structures, selling only the highest rated securities. Several of the financial guaranty insurers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has weakened and there has been no public issuance of insured automobile asset-backed securities since November 2007. We have not accessed the securitization market with a transaction since October 2007.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future. We will continue to require execution of securitization transactions or other types of receivable financing during fiscal 2008. There can be no assurance that funding will be available to us through the execution of these types of transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute these transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, please review the Risks Factors Part I, Item I in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in our 2010 fiscal year.

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

Item 3.	QUANTI TATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.	CO NTROLS AND PROCEDURES

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. OTHER IN FORMATION

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

Item 1A.	RISK FAC TORS

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

The matters voted upon by the shareholders and the details of the votes cast by the shareholders on those matters at the Annual Meeting of Shareholders held on October 25, 2007, were reported in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

Item 5.	OTH ER INFORMATION

Not Applicable

Item 6.	EXH IBITS

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGN ATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: February 11, 2008	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President, Chief Financial Officer and Treasurer