Form 10-Q
period 2008-03-31
AMERICREDIT CORP
filed 2008-05-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 115,209,818 shares of common stock, $0.01 par value outstanding as of April 30, 2008.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$484,175	$910,304
Finance receivables, net	14,920,808	15,102,370
Restricted cash – securitization notes payable	1,009,890	1,014,353
Restricted cash – credit facilities	254,857	166,884
Property and equipment, net	58,282	58,572
Leased vehicles, net	217,342	33,968
Deferred income taxes	274,657	151,704
Goodwill	212,595	208,435
Other assets	186,273	164,430

Total assets	$17,618,879	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$3,418,571	$2,541,702
Securitization notes payable	10,882,696	11,939,447
Senior notes	200,000	200,000
Convertible senior notes	750,000	750,000
Funding payable	28,834	87,474
Accrued taxes and expenses	207,669	199,059
Other liabilities	145,333	18,188

Total liabilities	15,633,103	15,735,870

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 230,000,000 shares authorized; 117,626,897 and 120,590,473 shares issued	1,176	1,206
Additional paid-in capital	14,755	71,323
Accumulated other comprehensive (loss) income	(40,277)	45,694
Retained earnings	2,062,898	2,000,066

	2,038,552	2,118,289
Treasury stock, at cost (2,444,646 and 1,934,061 shares)	(52,776)	(43,139)

Total shareholders’ equity	1,985,776	2,075,150

Total liabilities and shareholders’ equity	$17,618,879	$17,811,020

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue
Finance charge income	$595,743	$564,104	$1,820,300	$1,550,678
Other income	42,986	34,797	123,563	102,846
Servicing income	13	571	807	9,009
Gain on sale of equity investment		15,801		51,997

	638,742	615,273	1,944,670	1,714,530

Costs and expenses
Operating expenses	100,016	109,370	308,065	291,753
Depreciation expense – leased vehicles	9,679	76	24,112	76
Provision for loan losses	250,659	189,028	851,817	537,733
Interest expense	208,084	186,610	633,378	485,941
Restructuring charges, net	9,150	757	8,857	1,143

	577,588	485,841	1,826,229	1,316,646

Income before income taxes	61,154	129,432	118,441	397,884
Income tax provision	22,989	25,700	37,547	124,490

Net income	38,165	103,732	80,894	273,394

Other comprehensive loss Unrealized losses on credit enhancement assets		(275)	(232)	(3,056)
Unrealized losses on cash flow hedges	(61,262)	(4,597)	(143,288)	(13,825)
(Decrease) increase in fair value of equity investment		(1,634)		4,497
Reclassification of gain on sale of equity investment into earnings		(15,801)		(51,997)
Foreign currency translation adjustment	(2,609)	955	3,935	(3,310)
Income tax benefit	22,783	7,469	53,614	22,906

Other comprehensive loss	(41,088)	(13,883)	(85,971)	(44,785)

Comprehensive (loss) income	$(2,923)	$89,849	$(5,077)	$228,609

Earnings per share
Basic	$0.33	$0.88	$0.70	$2.29

Diluted	$0.31	$0.80	$0.65	$2.06

Weighted average shares
Basic	114,692,272	117,540,639	114,850,727	119,539,921

Diluted	126,728,797	131,166,057	127,244,120	133,693,242

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$80,894	$273,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,683	24,025
Accretion and amortization of loan fees	20,120	(17,266)
Provision for loan losses	851,817	537,733
Deferred income taxes	(71,019)	(28,875)
Stock-based compensation expense	15,402	14,375
Gain on sale of available for sale securities		(51,997)
Other	5,898	(2,675)
Changes in assets and liabilities:
Other assets	(41,823)	27,174
Accrued taxes and expenses	2,912	11,174

Net cash provided by operating activities	922,884	787,062

Cash flows from investing activities
Purchases of receivables	(5,475,655)	(6,283,184)
Principal collections and recoveries on receivables	4,729,917	4,252,500
Distributions from gain on sale Trusts	7,466	92,957
Purchases of property and equipment	(7,719)	(9,271)
Net purchases of leased vehicles	(192,449)	(3,466)
Proceeds from sale of equity investment		62,961
Acquisition of LBAC, net of cash acquired		(257,813)
Change in restricted cash – securitization notes payable	4,463	(162,773)
Change in restricted cash – credit facilities	(87,926)	(51,387)
Change in other assets	(15,496)	4,876

Net cash used by investing activities	(1,037,399)	(2,354,600)

Cash flows from financing activities
Net change in credit facilities	876,422	695,970
Issuance of securitization notes payable	3,500,000	4,248,304
Payments on securitization notes payable	(4,560,947)	(3,476,673)
Issuance of convertible senior notes		550,000
Debt issuance costs	(13,337)	(28,469)
Proceeds from sale of warrants related to convertible debt		93,086
Purchase of call option related to convertible debt		(145,710)
Repurchase of common stock	(127,901)	(323,964)
Proceeds from issuance of common stock	14,051	47,864
Other net changes	(587)	13,198

Net cash (used) provided by financing activities	(312,299)	1,673,606

Net (decrease) increase in cash and cash equivalents	(426,814)	106,068
Effect of Canadian exchange rate changes on cash and cash equivalents	685	(3,913)
Cash and cash equivalents at beginning of period	910,304	513,240

Cash and cash equivalents at end of period	$484,175	$615,395

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

The consolidated financial statements as of March 31, 2008, and for the three and nine months ended March 31, 2008 and 2007, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on July 1, 2007. See Note 8 – “Income Taxes” for a discussion of the impact of implementing FIN 48.

Recent Market Developments

We anticipate that a number of factors will continue to adversely impact our liquidity in calendar 2008: higher credit enhancement levels in our securitization transactions driven by bond insurance requirements, reduction in excess spread due to higher cost of funds, and to a lesser extent, the credit deterioration we are experiencing in our portfolio; continued disruptions in the capital markets and weakened demand for securities guaranteed by insurance policies, making the execution of securitization transactions more challenging and expensive; decreased cash distributions from our securitization Trusts due to weaker credit performance; and the breach of portfolio performance ratios in certain of our securitization Trusts supported by auto receivables originated through our Long Beach Acceptance Corporation (“LBAC”) platform, as well as an amendment to the 2007-2-M securitization transaction to increase the portfolio performance ratios, resulting in higher credit enhancement requirements for those Trusts and a delay in cash distributions to us while those higher credit enhancement levels are built.

Since January 2008, we have implemented a revised operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our warehouse lines to fund new loan originations until capital market conditions improve for securitization transactions. Under this plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating branch underwriting locations, selectively decreased the number of dealers from whom we purchase loans and reduced operating and overhead headcounts. We have discontinued new originations in our direct lending and leasing platforms as well as certain partner relationships. Our target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized a restructuring charge of $9.1 million for the three months ended March 31, 2008, related to reductions which align our infrastructure with reduced origination targets.

We believe that we have sufficient liquidity and warehouse capacity to operate under this plan through calendar 2008. However, if the asset-backed securities market or the credit markets, in general, continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, we may need to reduce our targeted origination volume below the $3.0 billion level to sustain adequate liquidity.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in 2008. Current conditions in the asset-backed securities market include increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future.

There have been some signs of improvement as several prime auto, equipment and credit card securitizations, as well as, one sub-prime auto securitization have been completed. Although the successful completion of these recent securitizations may evidence improving conditions in the asset-backed securities markets, there continues to be uncertainty about effective execution of larger scale sub-prime securitization transactions. We have not accessed the securitization market with a securitization transaction since October 2007.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”). Under this agreement and subject to certain terms, Deutsche will purchase triple-A rated asset-backed securities in registered public offerings on our sub-prime AmeriCredit Automobile Receivables Trust (AMCAR) securitization platform. We anticipate using this commitment in connection with securitizations backed by a financial guaranty insurance policy pursuant to an arrangement we have with Financial Security Assurance, Inc. (“FSA”) for $4.5 billion of insurance capacity.

We will continue to require execution of securitization transactions or other types of receivable financings during calendar 2008. There can be no assurance that funding will be available to us through the execution of these types of transactions or, if available, that the funding will be on acceptable terms.

However, if we are unable to execute securitization transactions in connection with the above plans, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible further reduction of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, please review the Risk Factors Part I, Item I in our Annual Report on Form 10-K for the year ended June 30, 2007.

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in our 2010 fiscal year.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our financial condition and results of operations, but may require additional disclosures for our derivative and hedging activities.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2008	June 30, 2007
Finance receivables unsecuritized, net of fees	$4,108,659	$3,054,183
Finance receivables securitized, net of fees	11,711,655	12,868,275
Less nonaccretable acquisition fees	(44,190)	(120,425)
Less allowance for loan losses	(855,316)	(699,663)

	$14,920,808	$15,102,370

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $3,870.0 million and $2,797.4 million pledged under our credit facilities as of March 31, 2008 and June 30, 2007, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $621.0 million and $632.9 million of delinquent finance receivables as of March 31, 2008 and June 30, 2007, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees and the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we recorded a discount on finance receivables repurchased upon the exercise of a clean-up call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$75,866	$178,405	$120,425	$203,128
Purchases of receivables			109	9,195
Net charge-offs	(31,676)	(36,931)	(76,344)	(70,849)

Balance at end of period	$44,190	$141,474	$44,190	$141,474

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$839,352	$513,135	$699,663	$475,529
Acquisition of Long Beach		41,009		41,009
Provision for loan losses	250,659	189,028	851,817	537,733
Net charge-offs	(234,695)	(128,186)	(696,164)	(439,285)

Balance at end of period	$855,316	$614,986	$855,316	$614,986

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Receivables securitized		$1,919,503	$3,713,833	$4,895,244
Net proceeds from securitization		1,698,304	3,500,000	4,248,304
Servicing fees:
Sold	$13	132	156	2,615
Secured financing (a)	75,920	74,970	238,939	200,331
Distributions:
Sold		248	7,466	92,957
Secured financing	120,105	182,260	548,944	597,897

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income and comprehensive income.

As of March 31, 2008 and June 30, 2007, we were servicing $11,716.2 million and $12,899.7 million, respectively, of finance receivables that have been transferred or sold to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	March 31, 2008	June 30, 2007
Master warehouse facility	$1,509,497	$822,955
Medium term note facility	750,000	750,000
Call facility	269,667	440,561
Prime/Near prime facility	764,380
Bay View facility		106,949
Long Beach facility		371,902
Canadian facility	125,027	49,335

	$3,418,571	$2,541,702

Further detail regarding terms and availability of the credit facilities as of March 31, 2008, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (e)
Master warehouse facility:
October 2009	$2,500,000	$1,509,497	$1,707,836	$19,528
Medium term note facility:
October 2009 (b)	750,000	750,000	784,562	59,754
Call facility:
August 2008	500,000	269,667	357,302	26,968
Prime/Near prime facility:
September 2008 (c)	1,500,000	764,380	868,554	10,672
Canadian facility:
May 2008 (d)	146,292	125,027	151,725	2,957

	$5,396,292	$3,418,571	$3,869,979	$119,879

(a)	Because these facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Subsequent to March 31, 2008, the facility amount was decreased to $1,120.0 million.
(d)	Facility amount represents Cdn $150.0 million.
(e)	These amounts do not include cash collected on finance receivables pledged of $135.0 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of March 31, 2008, we were in compliance with all covenants in our credit facilities.

Subsequent to March 31, 2008, we amended our prime/near-prime facility to address a potential portfolio performance ratio violation in the facility related to credit losses in our Bay View and Long Beach portfolios. The amendment reduced the size of the facility to $1,120.0 million from $1,500.0 million.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $5.2 million and $6.5 million as of March 31, 2008 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $20.4 million and $23.6 million as of March 31, 2008 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of March 31, 2008, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-1	July 2010	$575,000	3.7%	$84,127	$61,803
2004-C-A	May 2011	800,000	3.2%	133,092	119,848
2004-D-F	July 2011	750,000	3.1%	140,973	129,589
2005-A-X	October 2011	900,000	3.7%	196,042	177,555
2005-1	May 2011	750,000	4.5%	181,041	132,171
2005-B-M	May 2012	1,350,000	4.1%	384,134	341,429
2005-C-F	June 2012	1,100,000	4.5%	361,692	326,838
2005-D-A	November 2012	1,400,000	4.9%	525,124	478,608
2006-1	May 2013	945,000	5.3%	390,257	304,881
2006-RM	January 2014	1,200,000	5.4%	882,787	802,920
2006-A-F	September 2013	1,350,000	5.6%	722,741	659,891
2006-B-G	September 2013	1,200,000	5.2%	723,260	664,821
2007-A-X	October 2013	1,200,000	5.2%	806,377	747,763
2007-B-F	December 2013	1,500,000	5.2%	1,137,107	1,049,660
2007-1	March 2016	1,000,000	5.4%	723,076	722,669
2007-C-M	April 2014	1,500,000	5.5%	1,273,470	1,172,605
2007-D-F	June 2014	1,000,000	5.5%	901,942	840,131
2007-2-M	March 2016	1,000,000	5.3%	889,330	867,326
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	55,394	57,632
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	52,782	54,740
BV2005-3 (a)	June 2014	220,107	5.1%	78,776	82,027
LB2004-B (a)	April 2011	250,000	3.5%	30,500	32,106
LB2004-C (a)	July 2011	350,000	3.5%	64,433	64,722
LB2005-A (a)	April 2012	350,000	4.1%	86,242	84,916
LB2005-B (a)	June 2012	350,000	4.4%	111,904	109,119
LB2006-A (a)	May 2013	450,000	5.4%	193,282	189,702
LB2006-B (a)	September 2013	500,000	5.2%	258,503	268,828
LB2007-A	January 2014	486,000	5.0%	323,267	338,396

		$22,893,803		$11,711,655	$10,882,696

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

Several of the financial guaranty insurers used by us in the past are facing financial stress and rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As a result, demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, has generally weakened. One of the insurers we have used, FSA, has been able to maintain its capital position and triple-A rating. We have an offer of capacity from FSA for $4,500.0 million for our sub-prime securitizations throughout calendar year 2008. Under this arrangement, which is not a commitment, prior to issuing an insurance policy, FSA will evaluate each securitization we propose to execute on a transaction by transaction basis as to timing, collateral composition, size, market conditions and other factors. While we believe that FSA will issue insurance policies to guarantee the securities issued in these securitizations to investors and that such policies will be accepted by investors and enhance the execution of our securitization transactions, we can provide no assurance on any of these matters.

Credit enhancement requirements in our sub-prime securitization structures will increase in calendar 2008 driven by bond insurance requirements, a reduction in excess spread due to higher cost of funds, and to a lesser extent, the credit deterioration we are experiencing in our portfolio. Historically, the level of credit enhancement required by the bond insurers in our securitization transactions would support a “shadow rating” to the bond insurer, or attachment point, of triple-B. The insurance policy provided by the bond insurer then allows for the actual rating on the securitization notes to be triple-A. The attachment point also determines the amount of capital the bond insurer is charged. As part of our arrangement with FSA, FSA will require us to increase the amount of credit enhancement we provide in a transaction to increase the attachment point to a rating of single-A-minus. With these changes, we expect enhancement levels on our securitization transactions to increase to initial and target credit enhancement levels in the low 20% range. This increase in enhancement levels will adversely impact our liquidity position.

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

The securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount.

As of March 31, 2008, three LBAC securitizations (LB2006-A, LB2006-B and LB2007-A) insured by FSA had delinquency ratios in excess of the targeted levels. As part of the arrangement with FSA described above, the excess cash flows from our other FSA insured securitizations are being used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. As of March 31, 2008, cash otherwise distributable to us of $24 million has been used to build higher credit enhancement in these three LBAC Trusts. An additional $17 million of excess cash will be needed to fund the higher credit enhancement levels. We anticipate that we will reach these requirements in May 2008. Additionally, two other LBAC securitizations (LB2005-A and LB2005-B) insured by FSA had delinquency ratios in excess of targeted levels as of March 31, 2008. Excess cash flows from these LBAC securitizations are being used to build higher credit enhancement levels in the respective Trusts that breached the portfolio performance ratios, instead of being distributed to us.

During the March 2008 quarter, we entered into an agreement with MBIA, Inc. (“MBIA”) to increase the portfolio performance ratios in the 2007-2-M securitization insured by MBIA. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other MBIA insured securitizations to fund the higher credit enhancement requirement for the 2007-2-M Trust. We anticipate that it will take approximately three months to build the credit enhancement up to the new target requirement and $34 million otherwise distributable to us will be used to fund the higher credit enhancement requirements in this securitization transaction.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2008 and June 30, 2007, we had interest rate swap agreements with underlying notional amounts of $3,344.8 million and $2,355.1 million, respectively. The fair value of our interest rate swap agreements of $131.5 million as of March 31, 2008, is included in other liabilities on the consolidated balance sheets. The fair value of our interest rate swap agreements of $14.9 million as of June 30, 2007, is included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $129.1 million and unrealized gains of $14.2 million included in accumulated other comprehensive income as of March 31, 2008 and June 30, 2007, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three and nine month periods ended March 31, 2008 and 2007. We estimate approximately $74.0 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of March 31, 2008 and June 30, 2007, we had interest rate cap agreements with underlying notional amounts of $3,088.7 million and $4,323.7 million, respectively. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries of $8.6 million and $13.4 million as of March 31, 2008 and June 30, 2007, respectively, are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us of $8.6 million and $13.4 million as of March 31, 2008 and June 30, 2007, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2008 and June 30, 2007, these restricted cash accounts totaled $26.8 million and $10.2 million, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the senior notes and convertible senior notes was $950.0 million as of March 31, 2008 and June 30, 2007. See guarantor consolidating financial statements in Note 13.

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

NOTE 8 – INCOME TAXES

We adopted the provisions of FIN 48 on July 1, 2007. The adoption of FIN 48 resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income taxes of $53.1 million and an increase to accrued taxes and expenses of $53.6 million.

Upon implementation of FIN 48 on July 1, 2007, unrecognized tax benefits were $42.3 million. The amount, if recognized, that would affect the effective tax rate was $17.7 million and includes the federal benefit of state taxes. As of March 31, 2008, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods is $52.1 million and $20.2 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits will change during the next twelve months. However, we do not expect any changes to have a material impact on our results of operations or our financial position.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2007, accrued interest and penalties associated with uncertain tax positions were $5.6 million and $6.9 million, respectively. For the nine months ended March 31, 2008, we had an increase of $0.6 million in accrued potential interest associated with uncertain tax positions. For the nine months ended March 31, 2008, we had an increase of $0.4 million in accrued potential penalties associated with uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. Our U.S. federal income tax returns subsequent to fiscal year 2005 remain subject to examination by the Internal Revenue Service (“IRS”). The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2007. The returns for those years will be subject to an appeals proceeding, which we anticipate will be concluded by the end of fiscal year 2009. We expect the outcome of the appeals proceeding will not result in a material change to our financial position or results of operations. Foreign and U.S. state jurisdictions have statutes of limitations that generally range from 3 to 5 years. Our tax returns are currently under examination in various U.S. state and foreign jurisdictions.

Our effective income tax rate was 37.6% and 19.9% for the three months ended March 31, 2008 and 2007, respectively. The rate for the three months ended March 31, 2007 reflects a favorable resolution of prior contingent liabilities.

Our effective income tax rate was 31.7% and 31.3% for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 9 – RESTRUCTURING CHARGES

We recognized restructuring charges of $9.1 million during the three months ended March 31, 2008, which included $8.7 million in personnel related costs and $0.4 million of contract termination costs related to reorganizing our originations structure.

As of March 31, 2008, total costs incurred to date related to our restructuring activities include $31.0 million in personnel-related costs and $69.8 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the nine months ended March 31, 2008, is as follows (in thousands):

	Personnel-Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at June 30, 2007	$122	$4,175	$1,973	$6,270
Additions	8,672	329	92	9,093
Settlements:
Cash	(5,323)	(561)	(383)	(6,267)
Non-Cash		6	(65)	(59)
Adjustments	(122)	56	(170)	(236)

Balance at March 31, 2008	$3,349	$4,005	$1,447	$8,801

NOTE 10 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$38,165	$103,732	$80,894	$273,394
Interest expense related to 2003 convertible senior notes, net of related tax effects	713	915	2,340	2,352

Adjusted net income	$38,878	$104,647	$83,234	$275,746

Basic weighted average shares	114,692,272	117,540,639	114,850,727	119,539,921
Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	1,331,320	2,920,213	1,688,188	3,448,116
2003 convertible senior notes	10,705,205	10,705,205	10,705,205	10,705,205

	12,036,525	13,625,418	12,393,393	14,153,321

Diluted weighted average shares	126,728,797	131,166,057	127,244,120	133,693,242

Earnings per share:
Basic	$0.33	$0.88	$0.70	$2.29

Diluted	$0.31	$0.80	$0.65	$2.06

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the diluted weighted average shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 3.0 million and 2.8 million shares of common stock for the three and nine months ended March 31, 2008 respectively, and 0.7 million shares of common stock for the three and nine months ended March 31, 2007, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares of common stock for the three and nine months ended March 31, 2008 and 2007, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2008	2007
Interest costs (none capitalized)	$631,257	$481,962
Income taxes	79,556	121,319

NOTE 12 – SUBSEQUENT EVENTS

We entered into a forward purchase agreement with Deutsche whereby they will purchase, at specified spread levels that we consider to generally represent primary issuance market pricing, up to $2 billion of triple-A rated AMCAR securitization notes that we issue over a twelve month period. In exchange for this commitment, we paid $20 million in upfront commitment fees and granted Deutsche a warrant to purchase 7.5 million shares of common stock with an exercise price of $12.01 per share.

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$434,269	$49,906		$484,175
Finance receivables, net		181,967	14,738,841		14,920,808
Restricted cash - securitization notes payable			1,009,890		1,009,890
Restricted cash - credit facilities			254,857		254,857
Property and equipment, net	$5,944	52,338			58,282
Leased vehicles, net		217,342			217,342
Deferred income taxes	73,937	105,219	95,501		274,657
Goodwill		212,595			212,595
Other assets	(1,355)	127,022	60,606		186,273
Due from affiliates	866,082		4,134,574	$(5,000,656)
Investment in affiliates	2,065,844	6,094,330	545,299	(8,705,473)

Total assets	$3,010,452	$7,425,082	$20,889,474	$(13,706,129)	$17,618,879

Liabilities:
Credit facilities			$3,418,571		$3,418,571
Securitization notes payable			10,882,696		10,882,696
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$28,274	560		28,834
Accrued taxes and expenses	73,212	67,790	66,667		207,669
Other liabilities	1,464	143,869			145,333
Due to affiliates		5,000,656		$(5,000,656)

Total liabilities	1,024,676	5,240,589	14,368,494	(5,000,656)	15,633,103

Shareholders’ equity:
Common stock	1,176	75,355	30,627	(105,982)	1,176
Additional paid-in capital	14,755	75,878	3,916,519	(3,992,397)	14,755
Accumulated other comprehensive (loss) income	(40,277)	(57,964)	40,539	17,425	(40,277)
Retained earnings	2,062,898	2,091,224	2,533,295	(4,624,519)	2,062,898

	2,038,552	2,184,493	6,520,980	(8,705,473)	2,038,552
Treasury stock	(52,776)				(52,776)

Total shareholders’ equity	1,985,776	2,184,493	6,520,980	(8,705,473)	1,985,776

Total liabilities and shareholders’ equity	$3,010,452	$7,425,082	$20,889,474	$(13,706,129)	$17,618,879

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$899,386	$10,918		$910,304
Finance receivables, net		201,036	14,901,334		15,102,370
Restricted cash - securitization notes payable			1,014,353		1,014,353
Restricted cash - credit facilities			166,884		166,884
Property and equipment, net	$6,194	52,378			58,572
Leased vehicles, net		33,968			33,968
Deferred income taxes	(32,624)	119,827	64,501		151,704
Goodwill		208,435			208,435
Other assets	16,454	75,468	72,508		164,430
Due from affiliates	1,029,444		2,273,498	$(3,302,942)
Investment in affiliates	2,070,684	4,070,618	529,740	(6,671,042)

Total assets	$3,090,152	$5,661,116	$19,033,736	$(9,973,984)	$17,811,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$2,541,702		$2,541,702
Securitization notes payable			11,939,447		11,939,447
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$86,917	557		87,474
Accrued taxes and expenses	64,251	60,656	74,152		199,059
Other liabilities	751	17,437			18,188
Due to affiliates		3,302,942		$(3,302,942)

Total liabilities	1,015,002	3,467,952	14,555,858	(3,302,942)	15,735,870

Shareholders’ equity:
Common stock	1,206	75,355	30,627	(105,982)	1,206
Additional paid-in capital	71,323	75,791	2,048,960	(2,124,751)	71,323
Accumulated other comprehensive income	45,694	27,592	37,414	(65,006)	45,694
Retained earnings	2,000,066	2,014,426	2,360,877	(4,375,303)	2,000,066

	2,118,289	2,193,164	4,477,878	(6,671,042)	2,118,289
Treasury stock	(43,139)				(43,139)

Total shareholders’ equity	2,075,150	2,193,164	4,477,878	(6,671,042)	2,075,150

Total liabilities and shareholders’ equity	$3,090,152	$5,661,116	$19,033,736	$(9,973,984)	$17,811,020

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$25,607	$570,136		$595,743
Other income	$17,381	701,900	1,468,261	$(2,144,556)	42,986
Servicing income (loss)		13,397	(13,384)		13
Equity in income of affiliates	37,442	95,309		(132,751)

	54,823	836,213	2,025,013	(2,277,307)	638,742

Costs and expenses
Operating expenses	7,824	15,695	76,497		100,016
Depreciation expense - leased vehicles		9,679			9,679
Provision for loan losses		32,790	217,869		250,659
Interest expense	8,081	761,513	1,583,046	(2,144,556)	208,084
Restructuring charges, net		9,150			9,150

	15,905	828,827	1,877,412	(2,144,556)	577,588

Income before income taxes	38,918	7,386	147,601	(132,751)	61,154
Income tax provision (benefit)	753	(30,056)	52,292		22,989

Net income	$38,165	$37,442	$95,309	$(132,751)	$38,165

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$30,203	$533,901		$564,104
Other income	$13,400	560,861	1,134,133	$(1,673,597)	34,797
Servicing income (loss)		9,273	(8,702)		571
Gain on sale of equity investment		15,801			15,801
Equity in income of affiliates	113,508	28,354		(141,862)

	126,908	644,492	1,659,332	(1,815,459)	615,273

Costs and expenses
Operating expenses	22,804	15,092	71,474		109,370
Depreciation expense – leased vehicles		76			76
Provision for loan losses		(86,000)	275,028		189,028
Interest expense	3,678	586,124	1,270,405	(1,673,597)	186,610
Restructuring charges, net		757			757

	26,482	516,049	1,616,907	(1,673,597)	485,841

Income before income taxes	100,426	128,443	42,425	(141,862)	129,432
Income tax (benefit) provision	(3,306)	14,935	14,071		25,700

Net income	$103,732	$113,508	$28,354	$(141,862)	$103,732

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$71,176	$1,749,124		$1,820,300
Other income	$50,238	1,808,517	3,623,832	$(5,359,024)	123,563
Servicing income (loss)		36,973	(36,166)		807
Equity in income of affiliates	76,798	172,418		(249,216)

	127,036	2,089,084	5,336,790	(5,608,240)	1,944,670

Costs and expenses
Operating expenses	20,018	44,689	243,358		308,065
Depreciation expense - leased vehicles		24,112			24,112
Provision for loan losses		49,652	802,165		851,817
Interest expense	24,223	1,928,284	4,039,895	(5,359,024)	633,378
Restructuring charges, net		8,857			8,857

	44,241	2,055,594	5,085,418	(5,359,024)	1,826,229

Income before income taxes	82,795	33,490	251,372	(249,216)	118,441
Income tax provision (benefit)	1,901	(43,308)	78,954		37,547

Net income	$80,894	$76,798	$172,418	$(249,216)	$80,894

AmeriCredit Corp.

Consolidating Statement of Income

Nine Months Ended March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$84,894	$1,465,784		$1,550,678
Other income	$36,255	1,472,834	3,159,462	$(4,565,705)	102,846
Servicing income (loss)		20,289	(11,280)		9,009
Gain on sale of equity investment		51,997			51,997
Equity in income of affiliates	292,189	167,141		(459,330)

	328,444	1,797,155	4,613,966	(5,025,035)	1,714,530

Costs and expenses
Operating expenses	54,665	28,150	208,938		291,753
Depreciation expense - leased vehicles		76			76
Provision for loan losses		(92,194)	629,927		537,733
Interest expense	8,944	1,529,997	3,512,705	(4,565,705)	485,941
Restructuring charges, net		1,143			1,143

	63,609	1,467,172	4,351,570	(4,565,705)	1,316,646

Income before income taxes	264,835	329,983	262,396	(459,330)	397,884
Income tax (benefit) provision	(8,559)	37,794	95,255		124,490

Net income	$273,394	$292,189	$167,141	$(459,330)	$273,394

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$80,894	$76,798	$172,418		$(249,216)	$80,894
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		250	33,939	24,494			58,683
Accretion and amortization of loan fees			6,554	13,566			20,120
Provision for loan losses			49,652	802,165			851,817
Deferred income taxes		(108,795)	68,526	(30,750)			(71,019)
Stock-based compensation expense		15,402					15,402
Other			6,660	(762)			5,898
Equity in income of affiliates		(76,798)	(172,418)			249,216
Changes in assets and liabilities:
Other assets		22,730	(62,086)	(2,467)			(41,823)
Accrued taxes and expenses		20,319	(10,154)	(7,253)			2,912

Net cash (used) provided by operating activities		(45,998)	(2,529)	971,411			922,884

Cash flows from investing activities:
Purchases of receivables			(5,475,655)	(5,156,364)		5,156,364	(5,475,655)
Principal collections and recoveries on receivables			227,176	4,502,741			4,729,917
Net proceeds from sale of receivables			5,156,364			(5,156,364)
Distributions from gain on sale Trusts				7,466			7,466
Purchases of property and equipment		1,412	(9,131)				(7,719)
Net purchases of leased vehicles			(192,449)				(192,449)
Change in restricted cash - securitization notes payable			(11)	4,474			4,463
Change in restricted cash - credit facilities				(87,926)			(87,926)
Change in other assets			(16,677)	1,181			(15,496)
Net change in investment in affiliates		(8,269)	(1,845,800)	(15,631)		1,869,700

Net cash used by investing activities		(6,857)	(2,156,183)	(744,059)		1,869,700	(1,037,399)

Cash flows from financing activities:
Net change in credit facilities				876,422			876,422
Issuance of securitization notes payable				3,500,000			3,500,000
Payments on securitization notes payable				(4,560,947)			(4,560,947)
Debt issuance costs				(13,337)			(13,337)
Repurchase of common stock		(127,901)					(127,901)
Proceeds from issuance of common stock		14,051	12	1,867,634		(1,867,646)	14,051
Other net changes		(586)	(1)				(587)
Net change in due (to) from affiliates		163,362	1,691,975	(1,858,143)		2,806

Net cash provided (used) by financing activities		48,926	1,691,986	(188,371)		(1,864,840)	(312,299)

Net (decrease) increase in cash and cash equivalents		(3,929)	(466,726)	38,981		4,860	(426,814)
Effect of Canadian exchange rate changes on cash and cash equivalents		3,929	1,609	7		(4,860)	685
Cash and cash equivalents at beginning of period			899,386	10,918			910,304

Cash and cash equivalents at end of period	$		$434,269	$49,906	$		$484,175

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non-Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$273,394	$292,189	$167,141		$(459,330)	$273,394
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		2,266	8,431	13,328			24,025
Accretion and amortization of loan fees			293	(17,559)			(17,266)
Provision for loan losses			(92,194)	629,927			537,733
Deferred income taxes		(162,287)	200,570	(67,158)			(28,875)
Stock-based compensation expense		14,375					14,375
Gain on sale of available for sale securities			(51,997)				(51,997)
Other			3,980	(6,655)			(2,675)
Equity in income of affiliates		(292,189)	(167,141)			459,330
Changes in assets and liabilities:
Other assets		(4)	15,885	11,293			27,174
Accrued taxes and expenses		22,048	(24,912)	14,038			11,174

Net cash (used) provided by operating activities		(142,397)	185,104	744,355			787,062

Cash flows from investing activities:
Purchases of receivables			(6,283,184)	(5,780,275)		5,780,275	(6,283,184)
Principal collections and recoveries on receivables			320,024	3,932,476			4,252,500
Net proceeds from sale of receivables			5,780,275			(5,780,275)
Distributions from gain on sale Trusts				92,957			92,957
Purchases of property and equipment			(9,271)				(9,271)
Net purchases of leased vehicles				(3,466)			(3,466)
Proceeds from sale of equity investment			62,961				62,961
Acquisition of LBAC, net of cash acquired			(257,813)				(257,813)
Change in restricted cash - securitization notes payable				(162,773)			(162,773)
Change in restricted cash - credit facilities				(51,387)			(51,387)
Change in other assets			4,871	5			4,876
Net change in investment in affiliates		799	(455,336)	(89,461)		543,998

Net cash provided (used) by investing activities		799	(837,473)	(2,061,924)		543,998	(2,354,600)

Cash flows from financing activities:
Net change in credit facilities			(202,522)	898,492			695,970
Issuance of securitization notes payable				4,248,304			4,248,304
Payments on securitization notes payable			(2,074)	(3,474,599)			(3,476,673)
Issuance of convertible senior notes		550,000					550,000
Debt issuance costs		(13,207)		(15,262)			(28,469)
Proceeds from sale of warrants		93,086					93,086
Purchase of call option on common stock		(145,710)					(145,710)
Repurchase of common stock		(323,964)					(323,964)
Net proceeds from issuance of common stock		47,864		566,252		(566,252)	47,864
Other net changes		13,833	(635)				13,198
Net change in due (to) from affiliates		(76,994)	947,375	(891,534)		21,153

Net cash provided (used) by financing activities		144,908	742,144	1,331,653		(545,099)	1,673,606

Net increase (decrease) in cash and cash equivalents		3,310	89,775	14,084		(1,101)	106,068
Effect of Canadian exchange rate changes on cash and cash equivalents		(3,310)	(1,704)			1,101	(3,913)
Cash and cash equivalents at beginning of period			513,240				513,240

Cash and cash equivalents at end of period	$		$601,311	$14,084	$		$615,395

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables”. At March 31, 2008, we had no outstanding gain on sale securitizations.

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

Since January 2008, we have implemented a revised operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our warehouse lines to fund new loan originations until capital market conditions improve for securitization transactions. Under this plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating branch underwriting locations, selectively decreased the number of dealers from whom we purchase loans and reduced operating and overhead headcounts. We have discontinued new originations in our direct lending and leasing platforms as well as certain partner relationships. Our target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized a restructuring charge of $9.1 million for the three months ended, March 31, 2008, related to reductions which align our infrastructure with reduced origination targets.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of March 31, 2008, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$89,951	$179,901

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Income Taxes

We are subject to income tax in the United States and Canada. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for anticipated tax issues based on the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. Management believes that the estimates are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$16,352,204	$12,548,925
LBAC acquisition		1,784,263
Loans purchased	1,303,245	2,514,268
Liquidations and other	(1,835,135)	(1,723,549)

Balance at end of period	$15,820,314	$15,123,907

Average finance receivables	$16,187,675	$14,669,061

The decrease in loans purchased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily due to the implementation of the revised operating plan. The increase in liquidations and other resulted primarily from higher collections and charge-offs on finance receivables due to the increase in average finance receivables combined with overall economic weakness.

The average new loan size increased to $19,032 for the three months ended March 31, 2008, from $18,629 for the three months ended March 31, 2007. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2008, decreased to 15.3% from 15.6% during the three months ended March 31, 2007, due to an increase in the minimum credit score requirements in conjunction with the revised operating plan.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Finance charge income	$595,743	$564,104
Other income	42,986	34,797
Interest expense	(208,084)	(186,610)

Net margin	$430,645	$412,291

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended March 31,
	2008	2007
Finance charge income	14.8%	15.6%
Other income	1.1	1.0
Interest expense	(5.2)	(5.2)

Net margin as a percentage of average finance receivables	10.7%	11.4%

The decrease in net margin as a percentage of average finance receivables for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was a result of the lower effective yield due to a shift to a higher credit mix in the portfolio.

Revenue:

Finance charge income increased by 6.0% to $595.7 million for the three months ended March 31, 2008, from $564.1 million for the three months ended March 31, 2007, primarily due to the 10.0% increase in average finance receivables. The effective yield on our finance receivables decreased to 14.8% for the three months ended March 31, 2008, from 15.6% for the three months ended March 31, 2007. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Investment income	$11,965	$20,063
Late fees and other income	31,021	14,734

	$42,986	$34,797

Investment income decreased as a result of lower invested cash balances, as well as lower investment rates. Late fees and other income increased primarily as a result of $11.4 million of income earned during the three months ended March 31, 2008, on leased vehicles.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 9.0% to $100.0 million for the three months ended March 31, 2008, from $109.4 million for the three months ended March 31, 2007, as a result of the implementation of the revised operating plan. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 81.9% and 77.8% of total operating expenses for the three months ended March 31, 2008 and 2007, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.5% for the three months ended March 31, 2008, as compared to 3.0% for the three months ended March 31, 2007. The decrease in operating expenses as an annualized percentage of average finance receivables primarily resulted from cost synergies realized from the integration of LBAC, as well as expense reductions due to the implementation of the revised operating plan.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2008 and 2007, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $250.7 million for the three months ended March 31, 2008, from $189.0 million for the three months ended March 31, 2007, primarily as a result of weaker results from the LBAC portfolio and sub-prime loans originated in calendar year 2006 and 2007 as well as higher expected future losses due to weaker economic conditions, particularly in certain geographic areas, including Florida and Southern California. As an annualized percentage of average finance receivables, the provision for loan losses was 6.2% and 5.2% for the three months ended March 31, 2008 and 2007, respectively.

Interest Expense

Interest expense increased to $208.1 million for the three months ended March 31, 2008, from $186.6 million for the three months ended March 31, 2007. Average debt outstanding was $15,282.1 million and $13,992.4 million for the three months ended March 31, 2008 and 2007, respectively. Our effective rate of interest paid on our debt increased to 5.5% for the three months ended March 31, 2008, compared to 5.4% for the three months ended March 31, 2007, due to a continued run-off of older securitizations with lower interest cost.

Taxes

Our effective income tax rate was 37.6% and 19.9% for the three months ended March 31, 2008 and 2007, respectively. The rate for the three months ended March 31, 2007 reflects a favorable resolution of prior contingent liabilities.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Unrealized losses on cash flow hedges	$(61,262)	$(4,597)
Unrealized losses on credit enhancement assets		(275)
Decrease in fair value of equity investment		(1,634)
Reclassification of gain on sale of equity investment into earnings		(15,801)
Canadian currency translation adjustment	(2,609)	955
Income tax benefit	22,783	7,469

	$(41,088)	$(13,883)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Unrealized losses related to changes in fair value	$(71,314)	$(2,457)
Reclassification of net unrealized losses (gains) into earnings	10,052	(2,140)

	$(61,262)	$(4,597)

Unrealized losses related to changes in fair value for the three months ended March 31, 2008 and 2007, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements changed because of a significant decline in forward interest rates.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $2.6 million and gains of $1.0 million for the three months ended March 31, 2008 and 2007, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2008 and 2007. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

Nine Months Ended March 31, 2008 as compared to Nine Months Ended March 31, 2007

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2008	2007
Balance at beginning of period	$15,922,458	$11,775,665
LBAC acquisition		1,784,263
Loans purchased	5,302,754	5,939,004
Loans repurchased from gain on sale Trusts	18,401	315,153
Liquidations and other	(5,423,299)	(4,690,178)

Balance at end of period	$15,820,314	$15,123,907

Average finance receivables	$16,261,870	$12,993,241

The decrease in loans purchased during the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007, was primarily due to the implementation of the revised operating plan. The increase in liquidations and other resulted primarily from higher collections and charge-offs on finance receivables due to the increase in average finance receivables combined with overall economic weakness.

The average new loan size increased to $19,180 for the nine months ended March 31, 2008, from $18,185 for the nine months ended March 31, 2007, due to loans purchased through the LBAC platform which are generally larger in size. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2008, decreased to 15.3% from 16.1% during the nine months ended March 31, 2007, due to lower average percentage rates on the LBAC loans purchased.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Nine Months Ended March 31,
	2008	2007
Finance charge income	$1,820,300	$1,550,678
Other income	123,563	102,846
Interest expense	(633,378)	(485,941)

Net margin	$1,310,485	$1,167,583

Net margin as a percentage of average finance receivables is as follows:

	Nine Months Ended March 31,
	2008	2007
Finance charge income	14.9%	15.9%
Other income	1.0	1.1
Interest expense	(5.2)	(5.0)

Net margin as a percentage of average finance receivables	10.7%	12.0%

The decrease in net margin as a percentage of average finance receivables for the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007, was a result of the lower effective yield on the LBAC portfolio, combined with an increase in interest expense caused by a continued run-off of older securitizations with lower interest costs.

Revenue:

Finance charge income increased by 17.0% to $1,820.3 million for the nine months ended March 31, 2008, from $1,550.7 million for the nine months ended March 31, 2007, primarily due to the 25.0% increase in average finance receivables. The effective yield on our finance receivables decreased to 14.9% for the nine months ended March 31, 2008, from 15.9% for the nine months ended March 31, 2007. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the LBAC portfolio.

Servicing income decreased for the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007, as a result of the run-off of our gain on sale receivables portfolio.

Other income consists of the following (in thousands):

	Nine Months Ended March 31,
	2008	2007
Investment income	$47,526	$65,963
Late fees and other income	76,037	36,883

	$123,563	$102,846

Investment income decreased as a result of lower invested cash balances, as well as lower investment rates. Late fees and other income increased primarily as a result of $28.6 million of income earned during the nine months ended March 31, 2008, on leased vehicles.

Costs and Expenses:

Operating Expenses

Operating expenses increased by 6.0% to $308.1 million for the nine months ended March 31, 2008, from $291.8 million for the nine months ended March 31, 2007, as a result of higher average finance receivables outstanding, which were offset in part by the implementation of the revised operating plan. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 79.4% and 76.8% of total operating expenses for the nine months ended March 31, 2008 and 2007, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.5% for the nine months ended March 31, 2008, as compared to 3.0% for the nine months ended March 31, 2007. The decrease in operating expenses as an annualized percentage of average finance receivables primarily resulted from cost synergies realized from the integration of LBAC, as well as larger portfolio scale and expense reductions due to the implementation of the revised operating plan.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended March 31, 2008 and 2007, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $851.8 million for the nine months ended March 31, 2008, from $537.7 million for the nine months ended March 31, 2007, primarily as a result of weaker than expected results from the LBAC portfolio and sub-prime loans originated in calendar year 2006 and 2007, as well as higher expected future losses due to weaker economic conditions, particularly in certain geographic areas, including Florida and Southern California. As an annualized percentage of average finance receivables, the provision for loan losses was 7.0% and 5.5% for the nine months ended March 31, 2008 and 2007, respectively.

Interest Expense

Interest expense increased to $633.4 million for the nine months ended March 31, 2008, from $485.9 million for the nine months ended March 31, 2007. Average debt outstanding was $15,415.6 million and $12,375.2 million for the nine months ended March 31, 2008 and 2007, respectively. Our effective rate of interest paid on our debt increased to 5.5% for the nine months ended March 31, 2008, compared to 5.2% for the nine months ended March 31, 2007, due to a continued run-off of older securitizations with lower interest cost.

Taxes

Our effective income tax rate was 31.7% and 31.3% for the nine months ended March 31, 2008 and 2007, respectively.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Nine Months Ended March 31,
	2008	2007
Unrealized losses on cash flow hedges	$(143,288)	$(13,825)
Unrealized losses on credit enhancement assets	(232)	(3,056)
Increase in fair value of equity investment		4,497
Reclassification of gain on sale of equity investment into earnings		(51,997)
Canadian currency translation adjustment	3,935	(3,310)
Income tax benefit	53,614	22,906

	$(85,971)	$(44,785)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Nine Months Ended March 31,
	2008	2007
Unrealized losses related to changes in fair value	$(149,081)	$(3,470)
Reclassification of net unrealized losses (gains) into earnings	5,793	(10,355)

	$(143,288)	$(13,825)

Unrealized losses related to changes in fair value for the nine months ended March 31, 2008 and 2007, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements decreased because of a significant decline in forward interest rates.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $3.9 million and losses of $3.3 million for the nine months ended March 31, 2008 and 2007, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2008 and 2007. We do not anticipate the settlement of intercompany transactions with our Canadian subsidiaries in the foreseeable future.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

March 31, 2008
Principal amount of receivables, net of fees	$15,820,314

Nonaccretable acquisition fees	(44,190)
Allowance for loan losses	(855,316)

Receivables, net	$14,920,808

Number of outstanding contracts	1,140,207

Average carrying amount of outstanding contract (in dollars)	$13,875

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.7%

	June 30, 2007
	Finance Receivables	Gain on Sale	Total Managed
Principal amount of receivables, net of fees	$15,922,458	$24,091	$15,946,549

Nonaccretable acquisition fees	(120,425)
Allowance for loan losses	(699,663)

Receivables, net	$15,102,370

Number of outstanding contracts	1,143,713	2,028	1,145,741

Average carrying amount of outstanding contract (in dollars)	$13,922	$11,879	$13,918

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.2%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables increased to 5.7% as of March 31, 2008, from 5.2% as of June 30, 2007, as a result of higher expected future losses due to weaker economic conditions, particularly in certain geographic regions such as Florida and Southern California, increased budgetary stress on sub-prime and near prime consumers and lower recovery rates on repossessed collateral.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2008
	Amount	Percent
Delinquent contracts:
31 to 60 days	$833,571	5.3%
Greater than 60 days	361,341	2.3

	1,194,912	7.6
In repossession	50,159	0.3

	$1,245,071	7.9%

	March 31, 2007
	Finance Receivables		Total Managed
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$616,655	4.1%	$616,884	4.1%
Greater than 60 days	224,829	1.5	224,952	1.5

	841,484	5.6	841,836	5.6
In repossession	37,004	0.2	37,016	0.2

	$878,488	5.8%	$878,852	5.8%

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

Delinquencies in finance receivables were higher at March 31, 2008, as compared to March 31, 2007, as a result of deterioration in credit performance for the reasons described above.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% of accounts historically comprising the managed portfolio received a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Finance receivables (as a percentage of average finance receivables)	5.8%	5.0%	6.2%	6.0%

Total managed portfolio (as a percentage of average managed receivables)	5.8%	5.0%	6.2%	6.0%

The following is a summary of deferrals as a percentage of receivables outstanding:

March 31, 2008
Never deferred	77.7%
Deferred:
1-2 times	19.0
3-4 times	3.3

Total deferred	22.3

Total	100.0%

	June 30, 2007
	Finance Receivables	Total Managed
Never deferred	80.5%	80.6%
Deferred:
1-2 times	16.3	16.3
3-4 times	3.1	3.1
Greater than 4 times	0.1

Total deferred	19.5	19.4

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Finance receivables:
Repossession charge-offs	$479,857	$293,861	$1,138,144	$806,857
Less: Recoveries	(210,682)	(145,489)	(513,820)	(395,730)
Mandatory charge-offs (a)	(2,804)	16,745	148,184	99,007

Net charge-offs	$266,371	$165,117	$772,508	$510,134

Total managed:
Repossession charge-offs	$479,857	$294,072	$1,138,266	$817,595
Less: Recoveries	(210,682)	(145,617)	(513,896)	(400,442)
Mandatory charge-offs (a)	(2,804)	16,720	148,176	97,855

Net charge-offs	$266,371	$165,175	$772,546	$515,008

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	6.6%	4.6%	6.3%	5.2%

Total managed portfolio	6.6%	4.6%	6.3%	5.2%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables	43.9%	49.5%	45.2%	49.0%

Total managed portfolio	43.9%	49.5%	45.2%	49.0%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in the total managed portfolio charge-offs for the three and nine months ended March 31, 2008, was a result of weaker results from the LBAC portfolio and sub-prime loans originated in calendar year 2007 and 2006 as well as a decline in the wholesale values for used cars.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from senior notes and convertible senior notes transactions, borrowings under credit facilities transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses and income taxes.

We used cash of $5,475.7 million and $6,283.2 million for the purchase of finance receivables during the nine months ended March 31, 2008 and 2007, respectively. These purchases were funded initially utilizing cash and credit facilities and our strategy is to subsequently obtain long-term financing for these receivables in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of March 31, 2008, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility	October 2009	$2,500.0	$1,509.5
Medium term note facility	October 2009 (b)	750.0	750.0
Call facility	August 2008	500.0	269.7
Prime/Near prime facility	September 2008	1,500.0	764.4
Canadian facility	May 2008 (c)	146.3	125.0

		$5,396.3	$3,418.6

(a)	Because these facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	Facility amount represents Cdn $150.0 million.

In August 2007, we renewed our call facility, extending the maturity to August 2008.

In September 2007, we terminated a $400.0 million near-prime facility, a $450.0 million BVAC facility and a $600.0 million LBAC facility, and we entered into the prime/near prime facility, which provides up to $1,500.0 million through September 2008 for the financing of prime and near-prime credit quality receivables. Subsequent to March 31, 2008, we amended our prime/near-prime facility to address a potential covenant violation in the facility related to credit losses in our Bay View and Long Beach portfolios. The amendment reduced the size of the facility to $1,120.0 million from $1,500.0 million.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss) as well as limits on deferment levels. As of March 31, 2008, we were in compliance with all covenants in our credit facilities.

Our call facility and prime/near prime facility have renewal dates in August and September 2008, respectively. We are having preliminary discussions with our lenders on the renewals of these facilities and anticipate that one or both of these facilities could be reduced in capacity size or even eliminated. However, with our lower loan originations targets and the available warehouse capacity we expect to achieve through securitizations supported by the Deutsche commitment, we anticipate having sufficient warehouse capacity through calendar 2008.

Additionally, we have the Canadian warehouse facility that is scheduled to mature in May 2008. While we continue to work on renewing this facility, we have substantially reduced the level of Canadian loan originations to work within our current financing limitations. If we are unable to renew or replace the Canadian warehouse facility on terms that would allow for the profitable continuation of our Canadian business line, we will evaluate the possibility of discontinuing our Canadian loan originations platform.

Securitizations

We have completed 62 securitization transactions through March 31, 2008, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2008
Secured financing:
2004-1	June 2004	$575.0	$61.9
2004-C-A	August 2004	800.0	119.9
2004-D-F	November 2004	750.0	129.6
2005-A-X	February 2005	900.0	177.6
2005-1	April 2005	750.0	132.2
2005-B-M	June 2005	1,350.0	341.4
2005-C-F	August 2005	1,100.0	326.8
2005-D-A	November 2005	1,400.0	478.6
2006-1	March 2006	945.0	304.9
2006-R-M	May 2006	1,200.0	802.9
2006-A-F	July 2006	1,350.0	659.9
2006-B-G	September 2006	1,200.0	664.8
2007-A-X	January 2007	1,200.0	747.8
2007-B-F	April 2007	1,500.0	1,049.7
2007-1	May 2007	1,000.0	722.7
2007-C-M	July 2007	1,500.0	1,172.6
2007-D-F	September 2007	1,000.0	840.1
2007-2-M	October 2007	1,000.0	867.3
BV2005-LJ-1	February 2005	232.1	57.6
BV2005-LJ-2	July 2005	185.6	54.7
BV2005-3	December 2005	220.1	82.0
LB2004-B	July 2004	250.0	32.1
LB2004-C	December 2004	350.0	64.7
LB2005-A	June 2005	350.0	84.9
LB2005-B	October 2005	350.0	109.1
LB2006-A	May 2006	450.0	189.7
LB2006-B	September 2006	500.0	268.8
LB2007-A	March 2007	486.0	338.4

Total active securitizations		$22,893.8	$10,882.7

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

Several of the financial guaranty insurers used by us in the past are facing financial stress and rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As a result, demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, has generally weakened. One of the insurers we have used, Financial Security Assurance, Inc. (“FSA”), has been able to maintain its capital position and triple-A rating. We have an offer of capacity from FSA for $4,500.0 million for our sub-prime securitizations throughout calendar year 2008. Under this arrangement, which is not a commitment, prior to issuing an insurance policy, FSA will evaluate each securitization we propose to execute on a transaction by transaction basis as to timing, collateral composition, size, market conditions and other factors. While we believe that FSA will issue insurance policies to guarantee the securities issued in these securitizations to investors and that such policies will be accepted by investors and enhance the execution of our securitization transactions, we can provide no assurance on any of these matters.

Credit enhancement requirements in our sub-prime securitization structures will increase in calendar 2008 driven by bond insurance requirements, a reduction in excess spread due to higher cost of funds, and to a lesser extent, the credit deterioration we are experiencing in our portfolio. Historically, the level of credit enhancement required by the bond insurers in our securitization transactions would support a “shadow rating” to the bond insurer, or attachment point, of triple-B. The insurance policy provided by the bond insurer then allows for the actual rating on the securitization notes to be triple-A. The attachment point also determines the amount of capital the bond insurer is charged. As part of our arrangement with FSA, FSA will require us to increase the amount of credit enhancement we provide in a transaction to increase the attachment point to a rating of single-A-minus. With these changes, we expect enhancement levels on our securitization transactions to increase to initial and target credit enhancement levels in the low 20% range. This increase in enhancement levels will adversely impact our liquidity position.

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

In May 2007, we executed our first transaction under our securitization program for prime and near-prime receivables and the structure involved the sale of subordinated asset-backed securities. This transaction required an initial cash deposit and overcollateralization level of 0.5% of the original receivable pool balance, and a target credit enhancement level of 4.5% of the receivable pool balance must be reached before excess cash is used to pay down the principal balance of the Class E bonds to maintain a specified amount outstanding. Excess cash not utilized to pay down the Class E bonds will be released to us. Under this structure, we typically expect to begin to receive cash distributions approximately ten to twelve months after receivables are securitized.

We anticipate that it may be difficult to sell subordinated asset-backed securities given current capital market conditions or, if we are able to sell subordinated securities, the overall pricing for a senior-subordinated securitization may be materially higher than for a securitization guaranteed by an insurance policy.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2008	2007
Initial credit enhancement deposits:
Restricted cash	$64.0	$93.3
Overcollateralization	213.8	290.9
Distributions from Trusts:
Gain on sale Trusts	7.5	93.0
Secured financing Trusts	548.9	597.9

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount.

As of March 31, 2008, three LBAC securitizations (LB2006-A, LB2006-B and LB2007-A) insured by FSA had delinquency ratios in excess of the targeted levels. As part of the arrangement with FSA described above, the excess cash flows from our other FSA insured securitizations are being used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. As of March 31, 2008, cash otherwise distributable to us of $24 million has been used to build higher credit enhancement in these three LBAC Trusts. An additional $17 million of excess cash will be needed to fund the higher credit enhancement levels. We anticipate that we will reach these requirements in May 2008. Additionally, two other LBAC securitizations (LB2005-A and LB2005-B) insured by FSA had delinquency ratios in excess of targeted levels. Excess cash flows from these LBAC securitizations are being used to build higher credit enhancement levels in the respective Trusts that breached the portfolio performance ratios, instead of being distributed to us.

During the March 2008 quarter, we entered into an agreement with MBIA, Inc. (“MBIA”) to increase the portfolio performance ratios in the 2007-2-M securitization insured by MBIA. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other MBIA insured securitizations to fund the higher credit enhancement requirement for the 2007-2-M Trust. We anticipate that it will take approximately three months to build the credit enhancement up to the new target requirement and $34 million otherwise distributable to us will be used to fund the higher credit enhancement requirements in this securitization transaction.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of March 31, 2008, no such termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

During the nine months ended March 31, 2008 and 2007, we repurchased 5,734,850 shares of our common stock at an average cost of $22.30 per share and 13,462,430 shares of our common stock at an average cost of $24.06 per share, respectively.

As of April 30, 2008, we had repurchased $1,374.8 million of our common stock since April 2004 and we had remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. As of April 30, 2008, we have approximately $55 million available for share repurchases under the covenant limits. We have no current plans to continue repurchase activity.

Contractual Obligations

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, we had liabilities associated with uncertain tax positions of $53.6 million. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Market Developments

We anticipate that a number of factors will continue to adversely impact our liquidity in calendar 2008: higher credit enhancement levels in our securitization transactions driven by bond insurance requirements, a reduction in excess spread due to higher cost of funds, and to a lesser extent, the credit deterioration we are experiencing in our portfolio; disruptions in the capital markets and weakened demand for securities guaranteed by insurance policies, making the execution of securitization transactions more challenging and expensive; decreased cash distributions from our securitization Trusts due to weaker credit performance; and the breach of portfolio performance ratios in certain of our securitization Trusts supported by auto receivables originated through our Long Beach Acceptance Corporation (“LBAC”) platform, as well as an amendment to the 2007-2-M securitization transaction to increase the portfolio performance ratios, resulting in higher credit enhancement requirements for those Trusts and a delay in cash distributions to us while those higher credit enhancement levels are built.

Since January 2008, we have implemented a revised operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our warehouse lines to fund new loan originations until capital market conditions improve for securitization transactions. Under this plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating branch underwriting locations, selectively decreased the number of dealers from whom we purchase loans and reduced operating and overhead headcounts. We have discontinued new originations in our direct lending and leasing platforms as well as certain partner relationships. Our target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized a restructuring charge of $9.1 million for the three months ended March 31, 2008, related to reductions which align our infrastructure with reduced origination targets.

We believe that we have sufficient liquidity and warehouse capacity to operate under this plan through calendar 2008. However, if the asset-backed securities market or the credit markets, in general, continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, we may need to reduce our targeted origination volume below the $3.0 billion level to sustain adequate liquidity.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in 2008. Current conditions in the asset-backed securities market include increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future.

There have been some signs of improvement as several prime auto, equipment and credit card securitizations, as well as, one sub-prime auto securitization have been completed. Although the successful completion of these recent securitizations may evidence improving conditions in the asset-backed securities markets, there continues to be uncertainty about effective execution of larger scale sub-prime securitization transactions. We have not accessed the securitization market with a securitization transaction since October 2007.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”). Under this agreement and subject to certain terms, Deutsche will purchase triple-A rated asset-backed securities in registered public offerings on our sub-prime AmeriCredit Automobile Receivables Trust (AMCAR) securitization platform. We anticipate using this commitment in connection with securitizations backed by a financial guaranty insurance policy pursuant to an arrangement we have with FSA for $4.5 billion of insurance capacity.

However, if we are unable to execute securitization transactions in connection with the above plans, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible further reduction of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, please review the Risk Factors Part I, Item I in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in our 2010 fiscal year.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our financial condition and results of operations, but may require additional disclosures for our derivative and hedging activities.

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements”. Forward-looking statements are those that use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “may”, “likely”, “should”, “estimate”, “continue”, “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended June 30, 2007. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AmeriCredit Corp.

(Registrant)

Date: May 9, 2008	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer