Form 10-K
period 2008-06-30
AMERICREDIT CORP
filed 2008-08-29
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 41,677,800 shares of the Registrant’s Common Stock held by non-affiliates based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2007, was approximately $533,059,062. For purposes of this computation, all executive officers, directors and 5 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

There were 116,312,936 shares of Common Stock, $0.01 par value, outstanding as of August 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

AMERICREDIT CORP.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2008. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the automobile contracts we originate; and

•	significant litigation.

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

AVAILABLE INFORMATION

We make available free of charge through our website, www.americredit.com, our AmeriCredit Automobile Receivables Trust, AmeriCredit Prime Automobile Receivables Trust, Bay View Automobile Receivables Trust and Long Beach Automobile Receivables Trust securitization portfolio performance measures and all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC.

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1.	BUSINESS

General

We are a leading independent auto finance company that has been operating in the automobile finance business since September 1992. We purchase auto finance contracts for new and used vehicles purchased by consumers from franchised and select independent automobile dealerships in our dealership network. We previously made loans directly to customers buying new and used vehicles and provided lease financing through our dealership network, but terminated those activities during fiscal 2008. As used herein, “loans” include auto finance contracts originated by dealers and purchased by us, without recourse. We predominantly target consumers who are typically unable to obtain financing from banks, credit unions and manufacturer captive auto finance companies. Funding for our auto lending activities is obtained through the utilization of our credit facilities and the transfer of loans in securitization transactions. We service our loan portfolio at regional centers using automated loan servicing and collection systems.

We have historically maintained a significant share of the sub-prime market and have participated in the prime and near prime sectors of the auto finance industry to a more limited extent. We source our business primarily through our relationships with auto dealers, which are maintained through our regional credit centers, marketing representatives (dealer relationship managers) and alliance relationships. We expanded our traditional niche through the acquisition of Bay View Acceptance Corporation (“BVAC”) in May 2006, which offered specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit bureau scores and our acquisition of Long Beach Acceptance Corporation (“LBAC”) in January 2007, which offered auto finance products primarily to consumers with near prime credit bureau scores. As of June 30, 2008, the operations of BVAC and LBAC have been integrated into our origination, servicing and administrative activities and we provide auto finance products solely under the AmeriCredit Financial Services, Inc. name.

Since January 2008, we have revised our operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under this revised plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships and in Canada. Our fiscal 2009 target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized restructuring charges of $20.1 million for fiscal 2008, related to the closing and consolidating of credit center locations and headcount reductions.

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

Marketing and Loan Originations

Target Market. Our automobile lending programs are designed to serve customers who have limited access to automobile financing through banks, credit unions and the manufacturer captives. The bulk of our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because we generally serve customers who are unable to meet the credit standards imposed by most banks, credit unions and manufacturer captives, we generally charge higher interest rates than those charged by such sources. Since we provide financing in a relatively high-risk market, we also expect to sustain a higher level of credit losses than these other automobile financing sources.

Marketing. Since we are an indirect lender, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue manufacturer franchised dealerships with used car operations and select independent dealerships. We prefer to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by us during fiscal 2008, approximately 89% were originated by manufacturer franchised dealers and 11% by select independent dealers; further, approximately 81% were used vehicles and 19% were new vehicles. We purchased contracts from 17,872 dealers during fiscal 2008. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.

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

We purchase finance contracts without recourse to the dealer. Accordingly, the dealer has no liability to us if the consumer defaults on the contract. Although finance contracts are purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of assignment of the contract or the condition of the underlying collateral. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. We do not view recourse against the dealer on these representations and indemnities to be of material significance in our decision to purchase finance contracts from a dealer. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee or pay dealers a participation fee when purchasing finance contracts. These fees are assessed on a contract-by-contract basis.

Origination Network. Our originations platform provides specialized focus on marketing and underwriting loans. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans.

We use a combination of a credit centers and dealer relationship managers to market our indirect financing programs to selected dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. We believe that the personal relationships our credit underwriters and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.

We select markets for credit center locations based upon numerous factors, including demographic trends and data, competitive conditions, regulatory environment and availability of qualified personnel. Credit centers are typically situated in suburban office buildings that are accessible to dealers.

Regional credit managers and credit underwriters staff credit center locations. Branch personnel are compensated with base salaries and incentives based on corporate performance and overall branch performance, including factors such as loan credit quality, loan pricing adequacy and loan volume objectives.

Regional vice presidents monitor credit center compliance with our underwriting guidelines. Our management information systems provide the regional vice presidents with access to credit application information enabling them to consult with the credit underwriters and on credit decisions and review exceptions to our underwriting guidelines. The regional vice presidents also make periodic visits to the credit centers to conduct operational reviews.

Dealer relationship managers are either based in a credit center or work from a home office. Dealer relationship managers solicit dealers for applications and maintain our relationships with the dealers in their geographic vicinity, but do not have responsibility for credit approvals. We believe the local presence provided by our dealer relationship managers enables us to be more responsive to dealer concerns and local market conditions. Finance contracts solicited by the dealer relationship managers are underwritten at a credit center or at our national loan processing center. The dealer relationship managers are compensated with base salaries and incentives based on loan volume objectives and the generation of credit applications from dealerships that meet our underwriting criteria. The dealer relationship managers report to regional sales managers.

The following table sets forth information with respect to the number of credit centers, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

	Years Ended June 30,
	2008	2007	2006
	(dollars in thousands)
Number of credit centers	24	65	79
Number of dealer relationship managers	104	302	249
Origination volume (a)	$6,293,494	$8,454,600	$6,208,004
Number of producing dealerships (b)	17,872	19,114	17,111

(a)	Fiscal 2008 and 2007 amount includes $218.1 million and $34.9 million of contracts purchased through our leasing program, respectively.
(b)	A producing dealership refers to a dealership from which we purchased contracts in the respective period.

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

We purchase individual contracts through our underwriting specialists in credit centers using a credit approval process tailored to local market conditions. Underwriting personnel have a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. Contracts may also be underwritten through our national loan processing center for specific dealers requiring centralized service, in certain markets where a credit center is not present or, in some cases, outside of normal credit center working hours. Although the credit approval process is decentralized, our application processing system includes controls designed to ensure that credit decisions comply with our credit scoring strategies and underwriting policies and procedures.

Finance contract application packages completed by prospective obligors are received electronically, through web-based platforms, or Internet portals, that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report is automatically accessed and a credit score is computed. A substantial percentage of the applications received by us fail to meet our credit score requirement and are automatically declined. For applications that are not automatically declined, our underwriting personnel review the application package and determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. The credit decision is based primarily on the applicant’s credit score determined by our proprietary credit scoring system. We estimate that approximately 20-30% of applicants will be approved for credit by us. Dealers are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.

Our underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by designated individuals with appropriate credit authority. Additionally, our centralized credit risk management department monitors exceptions and adherence to underwriting guidelines, procedures and appropriate approval levels.

Completed contract packages are sent to us by dealers. Loan documentation is scanned to create electronic images and electronically forwarded to our centralized loan processing department. A loan processing representative verifies certain applicant employment, income and residency information when required by our credit policies. Loan terms, insurance coverage and other information may be verified or confirmed with the customer. The original documents are subsequently sent to our centralized account services department and critical documents are stored in a fire resistant vault.

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

Credit indicator packages with portfolio performance at various levels of detail including total company, credit center and dealer are prepared regularly and reviewed. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. We review portfolio returns on a consolidated basis, as well as at the credit center, origination channel, dealer and contract levels.

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

At times, we offer payment deferrals to customers who have encountered financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the loan, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer’s past payment history and behavioral score and assesses the customer’s desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with our policies and guidelines. Exceptions to our policies and guidelines for deferrals must be approved in accordance with these policies and guidelines. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by our centralized credit risk management function.

Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to dispose of the repossessed vehicle. Independent repossession firms engaged by us handle repossessions. All repossessions, other than bankruptcy or previously charged off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. For fiscal 2008, the net recovery rate upon the sale of repossessed assets was approximately 45%. We pursue collection of deficiencies when we deem such action to be appropriate.

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

Securitizations. We pursue a financing strategy of securitizing our receivables to diversify our funding, provide liquidity and obtain a fixed rate cost-effective source of funds for the purchase of additional automobile finance contracts. The asset-backed securities market allows us to finance our loan origination volume at high investment grade interest rates over the life of the securitization transaction, thereby locking in the excess spread on our loan portfolio.

Proceeds from securitizations approximate our investment in the automobile finance receivables securitized. The proceeds are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases. From 1994 to June 30, 2008, we had securitized approximately $57.1 billion of automobile receivables.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

Historically, we primarily arranged for a financial guaranty insurance policy from monoline insurers to achieve a triple-A credit rating on the asset-backed securities issued by the securitization Trusts and we have executed securitization transactions with five monoline insurers. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies.

The credit enhancement requirements in a securitization transaction include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In the event a shortfall exists in amounts payable on the asset-backed securities, first overcollateralization is reduced, and then funds may be withdrawn from the restricted cash account to cover the shortfall before amounts are drawn on the insurance policy, if applicable. With respect to insured securitization transactions, funds may also be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the restricted cash account would be increased. Cash would be retained in the restricted cash account and not released to us until the increased target levels have been reached and maintained. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels.

Several of the monoline insurers we have used in the past are facing financial stress and have received rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and one has decided to no longer issue insurance policies for asset-backed securities. As a result, demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, has weakened and we do not anticipate utilizing this structure in the foreseeable future.

Due to the developments noted above in the financial guaranty insurance industry, we will most likely attempt to utilize primarily senior subordinated transactions in the foreseeable future. We have completed seven of this type of securitization transaction, most recently in May 2007, in the United States. These securitization transactions involve the sale of subordinate asset-backed securities in order to protect investors in the senior asset-backed securities from potential losses. Similar to an insured securitization transaction, we provide credit enhancement in the form of a restricted cash account and overcollateralization and excess cash flows are used to increase the credit enhancement assets to required minimum levels, after which time excess cash flows may be distributed to us depending on the terms of the structure utilized. The credit enhancement assets related to these Trusts typically do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

Since early calendar 2008, several of our principal competitors have substantially reduced or even ceased origination activities due to the weakened economic environment and ongoing dislocations in the capital markets that have made securitization transactions difficult to execute.

Employees

At June 30, 2008, we employed 3,832 persons in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning our executive officers.

Name	Age	Position
Clifton H. Morris, Jr.	72	Chairman of the Board

Daniel E. Berce	54	President and Chief Executive Officer

Steven P. Bowman	41	Executive Vice President, Chief Credit and Risk Officer

Chris A. Choate	45	Executive Vice President, Chief Financial Officer and Treasurer

Mark Floyd	55	Executive Vice President, Co-Chief Operating Officer

Preston A. Miller	44	Executive Vice President, Co-Chief Operating Officer

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

STEVEN P. BOWMAN has been Executive Vice President, Chief Credit and Risk Officer since January 2005. Prior to that, he was Executive Vice President, Chief Credit Officer from March 2000 to January 2005. Mr. Bowman joined us in 1996.

CHRIS A. CHOATE has been Executive Vice President, Chief Financial Officer and Treasurer since January 2005. Before that, he was Executive Vice President, Chief Legal Officer and Secretary from November 1999 to January 2005. Mr. Choate joined us in 1991.

MARK FLOYD has been Executive Vice President, Co-Chief Operating Officer since August 2007 and had been Executive Vice President, Chief Operating Officer for Servicing since January 2005. Prior to that, he was Executive Vice President, Chief Operating Officer from April 2003 to January 2005. He served as President, Dealer Services from August 2001 until April 2003. Mr. Floyd joined us in 1997.

PRESTON A. MILLER has been Executive Vice President, Co-Chief Operating Officer since August 2007 and had been Executive Vice President, Chief Operating Officer for Originations since January 2005. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from April 2003 to January 2005. Mr. Miller was Executive Vice President, Treasurer from July 1998 until April 2003. Mr. Miller joined us in 1989.

ITEM 1A.	RISK FACTORS

Dependence on Credit Facilities. We depend on various credit facilities with financial institutions to finance our purchase of contracts pending securitization.

At June 30, 2008, we had five separate credit facilities that provide borrowing capacity of up to $4,970.0 million, including:

(i)	a master warehouse facility providing up to $2,500.0 million of receivables financing which matures in October 2009;

(ii)	a medium term note facility providing $750.0 million of receivables financing which matures in October 2009;

(iii)	a call facility providing up to $500.0 million of receivables financing for finance receivables repurchased from securitization Trusts upon exercise of the cleanup call option which matures in August 2008;

(iv)	a prime/near prime facility providing up to $1,120.0 million for the financing of higher credit quality receivables which matures in September 2008;

(v)	a leasing warehouse facility providing up to $100.0 million for the financing of our lease receivables which matures in June 2009.

The call facility matured in August 2008 and the facility was not renewed. Under the terms of the facility, receivables pledged will amortize down until the facility pays off. Additionally, we expect the prime/near prime facility, which matures in September 2008, to be renewed at an amount of $400.0 to $500.0 million.

We cannot guarantee that any of these financing sources will continue to be available beyond the current maturity dates at reasonable terms or at all. The availability of these financing sources depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail or suspend loan origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

Our credit facilities generally contain a borrowing base or advance formula which requires us to pledge levels of finance receivables in excess of the amounts which we can borrow under the facilities. We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, the finance receivables pledged as collateral must be less than 31 days delinquent at periodic measurement dates and, in the case of our master warehouse facility, finance receivables become ineligible to borrow against if they have been pledged collateral for more than 364 days. Accordingly, increases in delinquencies or defaults on pledged collateral resulting from weakened economic conditions, or aging of pledged receivables on the master warehouse facility for more than 364 days, due to our inability to execute securitization transactions or any other factor, would require us to pledge additional finance receivables to support borrowing levels and replace delinquent, defaulted or seasoned collateral. The pledge of additional finance receivables to support our credit facilities would adversely impact our financial position, liquidity, and results of operations.

The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facilities mature, we likely will be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

Additionally, the credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. If the lenders elect to accelerate outstanding indebtedness under these agreements following the violation of any covenant, such actions may result in an event of default under our senior note and convertible senior note indentures. As of June 30, 2008, our credit facilities were in compliance with all covenants.

Dependence on Securitization Program. Since December 1994, we have relied upon our ability to transfer receivables to securitization Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional receivables. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market for automobile receivables in general could materially adversely affect our ability to purchase and securitize loans on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity, and results of operations.

We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the receivables, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of loan origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

The asset-backed securities market along with credit markets in general, have been experiencing unprecedented disruptions. Market conditions which began deteriorating in mid-2007, remained impaired through fiscal 2008, and will likely remain so during fiscal 2009. Current conditions in the asset-backed securities market include increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market may continue or worsen in the future. We attempt to mitigate the impact of market disruptions by obtaining adequate committed credit facilities from a variety of reliable sources. There can be no assurance, however, that we will be successful in selling securities in the asset-backed securities market, at least in the near term, that our credit facilities will be adequate to fund our loan origination activities until the disruptions in the securitization markets subside or that the cost of debt will allow us to operate at profitable levels. Since we are highly dependent on the availability of the asset-backed securities market to finance our operations, continued disruptions in this market or adverse changes or delays in our ability to access this market would have a material adverse effect on our financial position, liquidity, and results of operations. Continued reduced investor demand for asset-backed securities such as our asset-backed securities could result in our having to hold auto loans until investor demand improves, but our capacity to hold auto loans is not unlimited. A reduced demand for our asset-backed securities could require us to reduce the amount of auto loans that we will purchase. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

Dependence on Financial Guaranty Insurance. To date, all but seven of our securitizations in the United States have utilized financial guaranty insurance policies provided by various monoline insurance providers in order to achieve triple-A ratings on the insured securities issued in our securitization transactions. These ratings reduce the costs of securitizations relative to alternative forms of financing available to us and have historically enhanced the marketability of these transactions to investors in asset-backed securities.

During fiscal 2008, the credit ratings of several of the monoline insurance providers were downgraded. Financial Security Assurance, Inc. (“FSA”), historically the most active bond insurance provider in our securitization program, announced that it was ceasing to issue new insurance policies in connection with asset-backed securities. As a result of these downgrades, which weakened investor demand for insured asset-backed securities, and FSA’s decision to stop issuing financial guaranty insurance on asset-backed securities, our ability to utilize financial guaranty insurance policies in our securitization program has effectively ceased for the foreseeable future. The inability to issue or market to investors insured securitization transactions could have a material adverse effect on the cost and availability of capital to finance contract purchases which in turn could have a material adverse effect on our financial position, liquidity, and results of operations.

Utilization of Senior Subordinated Securitization Structures. In seven of our securitizations in the United States, in lieu of relying on a financial guaranty insurance policy, we have sold or retained subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. Due to the diminished viability of financial guaranty insurance policies, we anticipate attempting to utilize senior subordinated securitization structures for the foreseeable future and likely throughout 2009.

In a senior subordinated securitization we currently expect initial credit enhancement to be in the mid-20% range increasing to a higher level of targeted credit enhancement. These enhancement levels are higher than required in our most recent insured transaction, our 2008-A-F securitization insured by FSA, in which initial enhancement was 20.5% increasing to a target of 24.5%. The larger credit enhancement requirement in senior subordinated securitizations could adversely impact our ability to execute securitization transactions and may affect the timing of such securitizations given the increased amount of liquidity necessary to fund credit enhancement requirements. This, in turn, may adversely impact our ability to opportunistically access the capital markets when conditions are more favorable.

Additionally, we expect that the higher rated, or triple-A, securities to be sold by us in a senior subordinated securitization will comprise approximately 70-75% of the total securities issued. The balance of securities we expect to issue, the subordinated notes rated double-A and single-A, will comprise the remaining 25-30%. So far in 2008, there have been several senior subordinated securitizations executed by other issuers backed by prime auto collateral, but the double-A or single-A rated subordinated securities have generally not been offered for sale, we believe due to weakened investor demand for subordinate securities. Accordingly, there can be no assurance that we will be able to sell the double-A and single-A rated securities in a senior subordinated securitization, or that the pricing and terms demanded by investors for such securities will be acceptable to us. If we were unable for any reason to sell the double-A and single-A rated securities in a senior subordinated securitization, we would be required to hold such securities which could have a material adverse effect on our financial position, liquidity, and results of operations and could cause us to have to curtail or suspend loan origination activities.

In order to induce investors to purchase double-A and single-A rated securities in a senior subordinated securitization, we may find it necessary to pay other forms of consideration in addition to the interest coupons on the securities, including upfront commitment fees and warrants to acquire our common stock. The amount of such consideration, if provided, may be material and could have an adverse effect on our financial position, liquidity, and results of operations and, in the case of warrants to acquire our common stock, could be dilutive to existing shareholders.

Liquidity and Capital Needs. Our ability to make payments on or to refinance our indebtedness and to fund our operations depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, capital markets and other factors that are beyond our control.

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

We require substantial amounts of cash to fund our contract purchase and securitization activities. Although we must fund certain credit enhancement requirements upon the closing of a securitization, we typically receive the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. The initial credit enhancement requirement will increase in future securitizations, which requires increased use of our cash. We also incur transaction costs in connection with a securitization transaction. Accordingly, our strategy of securitizing our newly purchased receivables will require significant amounts of cash.

Our primary sources of future liquidity are expected to be: (i) distributions received from securitization Trusts; (ii) interest and principal payments on loans not yet securitized; (iii) servicing fees; (iv) borrowings under our credit facilities or proceeds from securitization transactions; and (v) further issuances of other debt or equity securities.

Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will require the execution of additional securitization transactions and may choose to enter into other additional debt or equity financings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the capital markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, we would not have sufficient funds to finance new loan originations and, in such event, we would be required to revise the scale of our business, including possible discontinuation of loan origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.

Leverage. We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of receivables transferred to securitization Trusts, and our ability to enter into additional securitization transactions as well as other debt or equity financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.

The degree to which we are leveraged creates risks including: (i) we may be unable to satisfy our obligations under our outstanding indebtedness; (ii) we may find it more difficult to fund future credit enhancement requirements, operating costs, income tax payments, capital expenditures, or general corporate expenditures; (iii) we may have to dedicate a substantial portion of our cash resources to the payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and (iv) we may be vulnerable to adverse general economic, capital markets and industry conditions.

Our credit facilities require us to comply with certain financial ratios and covenants. Additionally, our credit facilities have minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2008, we were in compliance with all financial and portfolio performance covenants in our credit facilities and senior note and convertible senior note indentures.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs or require us to repay immediately all of the outstanding debt. If our debt payments were accelerated, our assets might not be sufficient to fully repay the debt. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt. These events may also result in a default under our senior note and convertible senior note indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity, and results of operations would materially suffer.

Default and Prepayment Risks. Our results of financial condition, liquidity, and results of operations depend, to a material extent, on the performance of loans in our portfolio. Obligors under contracts acquired or originated by us may default during the term of their loan. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery.

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

We are required to deposit substantial amounts of the cash flows generated by our interests in securitizations sponsored by us to satisfy targeted credit enhancement requirements. An increase in defaults would reduce the cash flows generated by our interests in securitization transactions lengthening the period required to build targeted credit enhancement levels in the securitization trusts. Distributions of cash from the securitizations to us would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity. The targeted credit enhancement levels in future securitizations will also likely be increased, further impacting our liquidity.

Portfolio Performance - Negative Impact on Cash Flows. Generally, the form of agreements we have entered into with our financial guaranty insurance providers in connection with securitization transactions contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund the increased credit enhancement levels instead of being distributed to us, which would have an adverse effect on our cash flows and liquidity.

Our securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount.

During fiscal 2008 and as of June 30, 2008, three LBAC securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. As of June 30, 2008, we have reached the higher required credit enhancement levels in these three LBAC Trusts.

During fiscal 2008, we entered into an agreement with an insurer to increase the portfolio performance ratios in the 2007-2-M securitization. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other securitizations insured by this insurer to fund the higher credit enhancement requirement for the 2007-2-M Trust. As of June 30, 2008, we have reached the higher required credit enhancement in this Trust.

Right to Terminate Servicing. The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to in the preceding risk factor. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2008, no such servicing right termination events have occurred with respect to any of the Trusts formed by us. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity, and results of operations.

Implementation of Business Strategy. Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired loan origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective loan servicing and collection practices, continued investment in technology to support operating efficiency, and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

Target Consumer Base. A substantial portion of our loan purchasing and servicing activities involve sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions. We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, such as the United States and Canadian economies are currently experiencing, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we focus predominantly on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. While we seek to manage the higher risk inherent in loans made to sub-prime borrowers through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, and results of operations and our ability to enter into future securitizations and future credit facilities.

Wholesale Auction Values. We sell repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction value of certain types of vehicles as evidenced by recent declines in wholesale values of large sport utility vehicles and trucks. Our net recoveries as a percentage of repossession charge-offs was 45% in fiscal 2008, 49% in fiscal 2007 and 48% in fiscal 2006. There can be no assurance that our recovery rates will remain at current levels.

Interest Rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates change, our gross interest rate spread on new originations either increases or decreases since the rates charged on the contracts originated or purchased from dealers are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our financial position, liquidity, and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance, however, that hedging strategies will mitigate the impact of increases in interest rates.

Leucadia Ownership. As of June 30, 2008, Leucadia National Corp. (“Leucadia”) owned 26% of our outstanding common stock and had two members on our Board of Directors. As a result, Leucadia could exert significant influence over matters requiring shareholder approval, including approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult without the support of Leucadia.

Labor Market Conditions. Competition to hire and retain personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our delinquency, default and net loss rates, our ability to grow and, ultimately, our financial condition, liquidity, and results of operations.

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

Our executive offices are located at 801 Cherry Street, Suite 3900, Fort Worth, Texas, in a 227,000 square foot office space under a twelve-year lease that commenced in July 1999. On June 2, 2008, we exercised an early termination option on the executive office lease and our obligation now ends May 31, 2009. Subsequent to June 30, 2008, we signed a new lease for executive office space for 51,000 square feet under a ten-year lease agreement.

We also lease 76,000 square feet of office space in Charlotte, North Carolina, 85,000 square feet of office space in Peterborough, Ontario, and 150,000 square feet of office space in Chandler, Arizona, all under ten-year agreements with renewal options, and lease 250,000 square feet of office space in Arlington, Texas, under a twelve-year agreement with renewal options that commenced in August 2005. We also own a 250,000 square foot servicing facility in Arlington, Texas. Through our acquisition of BVAC, we lease 15,600 square feet of office space in Covina, California. Additionally, through our acquisition of LBAC, we lease 35,000 square feet of office space in Paramus, New Jersey, and 28,000 square feet of office space in Orange, California. Our regional credit centers are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,500 and 3,000 square feet of space.

As of April 1, 2004, we abandoned certain office space at the executive offices and the Chandler facility. During fiscal 2008, we abandoned multiple credit centers throughout the United States and Canada, as well as all of the BVAC Covina location and a portion of the LBAC Paramus facility. As of June 30, 2008, we have sublet approximately 53% of the 258,000 square feet of space we have abandoned in connection with prior restructurings. We are seeking to sublease the remainder of the abandoned office space.

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

There were no matters submitted to a vote of our security holders during the fourth quarter ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the New York Stock Exchange under the symbol ACF. As of August 26, 2008, there were 116,312,936 shares of common stock outstanding and approximately 221 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for our common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2008

First Quarter	$27.25	$15.42	$17.58
Second Quarter	20.17	9.54	12.79
Third Quarter	16.00	8.96	10.07
Fourth Quarter	14.94	8.50	8.62

Fiscal year ended June 30, 2007

First Quarter	$28.25	$21.68	$24.99
Second Quarter	26.51	22.59	25.17
Third Quarter	27.77	20.45	22.86
Fourth Quarter	29.46	22.52	26.55

Dividend Policy

We have never paid cash dividends on our common stock. The indentures pursuant to which our senior notes and convertible senior notes were issued contain certain restrictions on the payment of dividends. Currently, we are not eligible to pay dividends under these indenture limits. We presently intend to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future.

Share Repurchases

For the year ended June 30, 2008, we repurchased shares of our common stock as follows (dollars in thousands, except per share data):

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2007(a)	3,663,700	$23.85	3,663,700	$212,538
August 2007(a)	568,350	$22.06	568,350	$200,000
September 2007(a)	1,502,800	$18.63	1,502,800	$172,003

(a)	On September 12, 2006, we announced the approval of a stock repurchase plan by our Board of Directors which authorized us to repurchase up to $300.0 million of our common stock in the open market or in privately negotiated transactions, based on market conditions.

We have repurchased $1,374.8 million of our common stock since inception of our share repurchase program in April 2004, and we have remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. Currently, we are not eligible to repurchase shares under the indenture limits and do not anticipate pursuing repurchase activity for the foreseeable future.

Performance Graphs

The following performance graph presents cumulative shareholder returns on our Common Stock for the five years ended June 30, 2008. In the performance graph, we are compared to (i) the S&P 500 and (ii) the S&P Consumer Finance Index. Each Index assumes $100 invested at the beginning of the measurement period and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

The data source for the graphs is Hemscott Inc., an authorized licensee of S&P.

Comparison of Cumulative Shareholder Return 2003-2008

	June 2003	June 2004	June 2005	June 2006	June 2007	June 2008
AmeriCredit Corp.	$100.00	$228.42	$298.25	$326.55	$310.53	$100.82
S&P 500	$100.00	$119.11	$126.64	$137.57	$165.90	$144.13
S&P Consumer Finance	$100.00	$123.90	$135.47	$149.14	$162.66	$86.30

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Operating Data
Finance charge income	$2,382,484	$2,142,470	$1,641,125	$1,217,696	$927,592
Other revenue	160,598	197,453	170,213	233,150	288,244
Total revenue	2,543,082	2,339,923	1,811,338	1,450,846	1,215,836
Impairment of goodwill	212,595
Net (loss) income	(69,319)	360,249	306,183	285,909	226,983
Basic (loss) earnings per share	(0.60)	3.02	2.29	1.88	1.45
Diluted (loss) earnings per share	(0.60)	2.73	2.08	1.73	1.37
Diluted weighted average shares	114,962,241	133,224,945	148,824,916	167,242,658	166,387,259
Other Data
Origination volume (a)	6,293,494	8,454,600	6,208,004	5,031,325	3,474,407

June 30,	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$433,493	$910,304	$513,240	$663,501	$421,450
Finance receivables, net	14,030,299	15,102,370	11,097,008	8,297,750	6,363,869
Total assets	16,547,210	17,811,020	13,067,865	10,947,038	8,824,579
Credit facilities	2,928,161	2,541,702	2,106,282	990,974	500,000
Securitization notes payable	10,420,327	11,939,447	8,518,849	7,166,028	5,598,732
Senior notes	200,000	200,000		166,755	166,414
Convertible senior notes	750,000	750,000	200,000	200,000	200,000
Total liabilities	14,650,340	15,735,870	11,058,979	8,825,122	6,699,467
Shareholders’ equity	1,896,870	2,075,150	2,008,886	2,121,916	2,125,112
Other Data
Finance receivables	14,981,412	15,922,458	11,775,665	8,838,968	6,782,280
Gain on sale receivables		24,091	421,037	2,163,941	5,140,522

Managed receivables	14,981,412	15,946,549	12,196,702	11,002,909	11,922,802

(a)	Fiscal 2008 and 2007 amounts include $218.1 million and $34.9 million of contracts purchased through our leasing program, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization and to fund the repurchase of receivables pursuant to clean-up call options, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained. Senior subordinated securitizations typically do not utilize portfolio performance ratios.

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

Prior to October 1, 2002, securitization transactions were structured as sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At June 30, 2008, we had no outstanding gain on sale securitizations.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”). BVAC served auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit bureau scores.

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corporation (“LBAC”). LBAC served auto dealers in 34 states offering auto finance products primarily to consumers with near prime credit bureau scores.

As of June 30, 2008, the operations of BVAC and LBAC have been integrated into our origination, servicing and administrative activities and we provide auto finance products solely under the AmeriCredit Financial Services, Inc. name.

Since January 2008, we have revised our operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under this revised plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our fiscal 2009 target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized restructuring charges of $20.1 million for fiscal 2008, related to the closing and consolidating of credit center locations and headcount reductions.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of operations and comprehensive operations. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of June 30, 2008, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$95,111	$190,223

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Income Taxes

We are subject to income tax in the United States and Canada. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for anticipated tax issues based on the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109. Management believes that the estimates are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

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

RESULTS OF OPERATIONS

Year Ended June 30, 2008 as compared to Year Ended June 30, 2007

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2008	2007
Balance at beginning of period	$15,922,458	$11,775,665
LBAC acquisition		1,784,263
Loans purchased	6,075,412	8,419,669
Loans repurchased from gain on sale Trusts	18,401	315,153
Liquidations and other	(7,034,859)	(6,372,292)

Balance at end of period	$14,981,412	$15,922,458

Average finance receivables	$16,059,129	$13,621,386

The decrease in loans purchased during fiscal 2008 as compared to fiscal 2007 was primarily due to the implementation of the revised operating plan, which reduced origination levels to an annualized rate of approximately $3.0 billion by June 30, 2008. The increase in liquidations and other resulted primarily from higher collections and charge-offs on finance receivables due to the increase in average finance receivables.

The average new loan size increased to $19,093 for fiscal 2008 from $18,506 for fiscal 2007. The average annual percentage rate for finance receivables purchased during fiscal 2008 decreased to 15.4% from 15.8% during fiscal 2007 due to a generally higher quality mix of loans purchased in fiscal 2008 with lower relative annual percentage rates.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations and comprehensive operations is as follows (in thousands):

Years Ended June 30,	2008	2007
Finance charge income	$2,382,484	$2,142,470
Other income	159,779	136,093
Interest expense	(837,412)	(680,825)

Net margin	$1,704,851	$1,597,738

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2008	2007
Finance charge income	14.8%	15.7%
Other income	1.0	1.0
Interest expense	(5.2)	(5.0)

Net margin as a percentage of average finance receivables	10.6%	11.7%

The decrease in net margin for fiscal 2008, as compared to fiscal 2007, was a result of the lower effective yield due to a shift to a higher quality mix in the portfolio, combined with an increase in interest expense caused by a continued amortization of older securitizations with lower market interest costs.

Revenue

Finance charge income increased by 11.2% to $2,382.5 million for fiscal 2008 from $2,142.5 million for fiscal 2007, primarily due to the increase in average finance receivables. The effective yield on our finance receivables decreased to 14.8% for fiscal 2008 from 15.7% for fiscal 2007. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Years Ended June 30,
	2008	2007
Investment income	$56,769	$84,718
Leasing income	40,679	1,426
Late fees and other income	62,331	49,949

	$159,779	$136,093

Investment income decreased as a result of lower invested cash balances combined with lower investment rates.

Costs and Expenses

Operating Expenses

Operating expenses increased to $434.2 million for fiscal 2008 from $399.7 million for fiscal 2007, as a result of higher average finance receivables outstanding, which were offset in part by cost savings resulting from the revised operating plan. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 72.7% and 76.2% of total operating expenses for fiscal 2008 and 2007, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.7% for fiscal 2008, as compared to 2.9% for fiscal 2007. The decrease in operating expenses as an annualized percentage of average finance receivables primarily resulted from cost synergies realized from the integration of LBAC, as well as cost savings resulting from the revised operating plan.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $1,131.0 million for fiscal 2008 from $727.7 million for fiscal 2007 as a result of weaker credit performance from the LBAC portfolio and sub-prime loans originated in calendar years 2006 and 2007 as well as higher expected future losses due to weaker economic conditions, particularly in certain geographic areas, including Florida and Southern California. As an annualized percentage of average finance receivables, the provision for loan losses was 7.0% and 5.3% for fiscal 2008 and 2007, respectively.

Interest Expense

Interest expense increased to $837.4 million for fiscal 2008 from $680.8 million for fiscal 2007. Average debt outstanding was $15,207.0 million and $12,925.6 million for fiscal 2008 and 2007, respectively. Our effective rate of interest paid on our debt increased to 5.5% for fiscal 2008 compared to 5.3% for fiscal 2007, due to an increase in market interest rates and a continued amortization of older securitizations with lower interest costs.

Goodwill Impairment

The primary cause of the goodwill impairment is the decline in our market capitalization, which declined 13.6 percent from March 31, 2008, to $1,002.6 million at June 30, 2008. The decline, which is consistent with market capitalization declines experienced by other financial services companies over the same time period, was caused by investor concerns over external factors, including the capital market dislocations and the impact of weakening economic conditions on consumer loan portfolios.

Taxes

Our effective income tax rate was 24.8% and 32.3% for fiscal 2008 and 2007, respectively. The lower effective tax rate in fiscal 2008 resulted primarily from the negative rate effect of no longer being permanently reinvested with respect to its Canadian subsidiaries as of June 30, 2008 of 15.3%, the negative rate effect of an impairment of non-deductible goodwill of 3.2%, the negative rate effect of FIN 48 uncertain tax positions of 7.4% and the positive rate effect of a revision of the estimate of the deferred tax assets and liabilities of 14.1%. The fiscal 2007 rate was impacted by the favorable resolution of certain prior year contingent liabilities.

Other Comprehensive Loss

Other comprehensive loss consisted of the following (in thousands):

Years Ended June 30,	2008	2007
Unrealized losses on cash flow hedges	$(84,404)	$(1,036)
Unrealized losses on credit enhancement assets	(232)	(3,043)
Increase in fair value of equity investment		4,497
Reclassification of gain on sale of equity investment into earnings		(51,997)
Foreign currency translation adjustment	5,855	4,521
Income tax benefit	26,683	18,470

	$(52,098)	$(28,588)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2008	2007
Unrealized (losses) gains related to changes in fair value	$(109,039)	$11,536
Reclassification of unrealized losses (gains) into earnings	24,635	(12,572)

	$(84,404)	$(1,036)

Unrealized (losses) gains related to changes in fair value for fiscal 2008 and 2007, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements changed in fiscal 2008 because of a significant decline in forward interest rates.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $5.9 million and $4.5 million for fiscal 2008 and 2007, respectively, were included in other comprehensive loss. The translation adjustment gains are due to the increase in the value of our Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates.

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

The increase in loans purchased during fiscal 2007 as compared to fiscal 2006 was due to the addition of dealer relationship managers and credit center staff resulting in relationships with more auto dealers and higher origination levels through existing dealer relationships, as well as originations of $671.6 million and $660.0 million through the BVAC and LBAC platforms, respectively. Fiscal 2006 loans purchased through the BVAC platform were $78.3 million. The increase in liquidations and other resulted primarily from increased collections and charge-offs on finance receivables due to the increase in average finance receivables.

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

Our net margin as reflected on the consolidated statements of operations and comprehensive operations is as follows (in thousands):

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

The decrease in net margin for fiscal 2007, as compared to fiscal 2006, was a result of the lower effective yield on the higher quality BVAC and LBAC portfolios, combined with an increase in interest expense caused by an increase in market interest rates affecting the cost of short-term borrowings on our credit facilities, an increase in leverage and a continued amortization of older securitizations with lower interest costs. The net margin as a percentage of average finance receivables of 11.7%, would be 12.8% for fiscal 2007 excluding the BVAC and LBAC portfolios.

Revenue

Finance charge income increased by 30.5% to $2,142.5 million for fiscal 2007 from $1,641.1 million for fiscal 2006, primarily due to the increase in average finance receivables. The effective yield on our finance receivables decreased to 15.7% for fiscal 2007 from 16.4% for fiscal 2006. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status. The decrease in the effective yield is due mainly to a lower effective yield on the BVAC and LBAC portfolios.

Servicing income consists of the following (in thousands):

Years Ended June 30,	2007	2006
Servicing fees	$2,726	$35,513
Other-than-temporary impairment		(457)
Accretion	6,637	40,153

	$9,363	$75,209

Average gain on sale receivables	$105,831	$1,223,469

Servicing fees are earned from servicing domestic finance receivables sold to gain on sale Trusts. Servicing fees decreased as a result of the amortization of our gain on sale receivables portfolio. Servicing fees were 2.6% and 2.9% of average gain on sale receivables for fiscal 2007 and 2006, respectively.

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

Interest Expense

Interest expense increased to $680.8 million for fiscal 2007 from $419.4 million for fiscal 2006. Average debt outstanding was $12,925.6 million and $9,201.7 million for fiscal 2007 and 2006, respectively. Our effective rate of interest paid on our debt increased to 5.3% for fiscal 2007 compared to 4.6% for fiscal 2006, due to an increase in market interest rates and a continued amortization of older securitizations with lower interest costs.

Taxes

Our effective income tax rate was 32.3% and 36.9% for fiscal 2007 and 2006, respectively. The lower rate in fiscal 2007 resulted from the favorable resolution of certain prior contingent liabilities, for which we recorded a net tax rate reduction of 4.4% in fiscal 2007.

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

Unrealized gains related to changes in fair value for fiscal 2007 and 2006, were primarily due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

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

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	Finance
June 30, 2008	Receivables
Principal amount of receivables, net of fees	$14,981,412
Nonaccretable acquisition fees	(42,802)
Allowance for loan losses	(908,311)

Receivables, net	$14,030,299

Number of outstanding contracts	1,094,915

Average carrying amount of outstanding contract (in dollars)	$13,683

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.3%

	Finance		Total
June 30, 2007	Receivables	Gain on Sale	Managed
Principal amount of receivables, net of fees	$15,922,458	$24,091	$15,946,549

Nonaccretable acquisition fees	(120,425)
Allowance for loan losses	(699,663)

Receivables, net	$15,102,370

Number of outstanding contracts	1,143,713	2,028	1,145,741

Average carrying amount of outstanding contract (in dollars)	$13,922	$11,879	$13,918

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	5.2%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables increased to 6.3% as of June 30, 2008, from 5.2% as of June 30, 2007, as a result of higher expected future losses due to weaker economic conditions, increased budgetary stress on sub-prime and near prime consumers and lower recovery rates on repossessed collateral.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Finance Receivables
June 30, 2008	Amount	Percent
Delinquent contracts:
31 to 60 days	$898,874	6.0%
Greater-than-60 days	434,524	2.9

	1,333,398	8.9
In repossession	46,763	0.3

	$1,380,161	9.2%

	Finance Receivables		Total Managed
June 30, 2007	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$755,419	4.7%	$755,598	4.7%
Greater-than-60 days	331,594	2.1	331,722	2.1

	1,087,013	6.8	1,087,320	6.8
In repossession	46,081	0.3	46,081	0.3

	$1,133,094	7.1%	$1,133,401	7.1%

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

Delinquencies in finance receivables were higher at June 30, 2008, as compared to June 30, 2007, as a result of deterioration in credit performance for the reasons described above.

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

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were as follows:

Years Ended June 30,	2008	2007	2006
Finance receivables (as a percentage of average finance receivables)	6.3%	6.0%	6.1%

Total managed portfolio (as a percentage of average managed receivables)	6.3%	6.0%	6.4%

The following is a summary of total deferrals as a percentage of receivables outstanding:

June 30, 2008	Finance Receivables
Never deferred	75.3%
Deferred:
1-2 times	20.6
3-4 times	3.7
Greater than 4 times	0.4

Total deferred	24.7

Total	100.0%

June 30, 2007	Finance Receivables	Total Managed
Never deferred	80.5%	80.6%
Deferred:
1-2 times	16.3	16.3
3-4 times	3.1	3.1
Greater than 4 times	0.1

Total deferred	19.5	19.4

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our managed finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2008	2007	2006
Finance receivables:
Repossession charge-offs	$1,496,713	$1,070,778	$766,638
Less: Recoveries	(670,307)	(539,524)	(377,707)
Mandatory charge-offs (a)	173,640	106,840	78,455

Net charge-offs	$1,000,046	$638,094	$467,386

Total managed:
Repossession charge-offs	$1,496,835	$1,081,743	$950,751
Less: Recoveries	(670,383)	(544,348)	(454,700)
Mandatory charge-offs (a)	173,632	105,664	82,578

Net charge-offs	$1,000,084	$643,059	$578,629

Net charge-offs as an annualized percentage of average receivables:
Finance receivables	6.2%	4.7%	4.7%

Total managed portfolio	6.2%	4.7%	5.2%

Recoveries as a percentage of gross repossession charge-offs:
Finance receivables (b)	44.8%	48.8%	49.3%

Total managed portfolio (b)	44.8%	48.8%	47.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.
(b)	Percentages exclude recoveries related to accounts with deficiency balances sold to third parties totaling approximately $16.6 million for fiscal 2007.

Net charge-offs as a percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for fiscal 2008, as an annualized percentage of average receivables, as compared to fiscal 2007 and 2006, was a result of weaker credit performance from the LBAC portfolio and sub-prime loans originated in calendar years 2007 and 2006, as well as a decline in the wholesale values for used cars.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from senior notes and convertible senior notes transactions, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, and income taxes.

We used cash of $6,260.2 million, $8,832.4 million and $7,147.5 million for the purchase of finance receivables during fiscal 2008, 2007 and 2006, respectively. These purchases were funded initially utilizing cash and credit facilities and subsequently through long-term financing in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of June 30, 2008, credit facilities consisted of the following (in millions):

		Facility	Advances
Facility Type	Maturity (a)	Amount	Outstanding
Master warehouse facility	October 2009	$2,500.0	$1,470.3
Medium term note facility	October 2009 (b)	750.0	750.0
Call facility	August 2008	500.0	157.0
Prime/near prime facility	September 2008	1,120.0	424.7
Canadian credit facility (c)	May 2008		126.2
Lease warehouse facility (d)	June 2009	100.0

		$4,970.0	$2,928.2

(a)	These facilities are non-recourse to us, and as such the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	In connection with the closure of our Canadian lending activities, we did not renew the Cdn $150.0 million Canadian credit facility in May 2008. Under the terms of the facility, the outstanding balance will amortize down and is due in full in May 2009.
(d)	In June 2008, we entered into a $100.0 million lease warehouse facility.

The call facility matured in August 2008 and was not renewed. Under the terms of the facility, receivables pledged will amortize down until the facility pays off.

In September 2007, we terminated a $400.0 million near prime facility, a $450.0 million BVAC facility and a $600.0 million LBAC facility, and we entered into the prime/near prime facility, which provides up to $1,500.0 million through September 2008 for the financing of prime and near prime credit quality receivables. In April 2008, we amended the prime/near prime facility to address a potential covenant violation in the facility related to credit losses in our Bay View and Long Beach portfolios. The amendment reduced the size of the facility to $1,120.0 million from $1,500.0 million. The facility matures in September 2008, and we expect to renew this facility at an amount of $400.0 to $500.0 million.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. As of June 30, 2008, we were in compliance with all financial and portfolio performance covenants in our credit facilities and senior note and convertible note indentures.

Senior Notes

In June 2007, we issued $200.0 million of senior notes that are due in June 2015. Interest on the senior notes is payable semiannually at a rate of 8.5%. The notes will be redeemable, at our option, in whole or in part, at any time on or after July 1, 2011, at specific redemption prices.

Convertible Senior Notes

In September 2006, we issued $550.0 million of convertible senior notes of which $275.0 million are due in 2011, bearing interest at a rate of 0.75% per annum, and $275.0 million are due in 2013, bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued.

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

We have analyzed the conversion feature, call option and warrant transactions under Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock, and determined they meet the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants are reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

In November 2003, we issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of our common stock at $18.68 per share. Additionally, we may exercise our option to repurchase the notes, or holders of the convertible senior notes may require us to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par. Subsequent to June 30, 2008, we repurchased $114.7 million of these convertible notes at a small discount. Holders of the remaining balance of $85.3 million of these convertible notes may require us to repurchase the notes on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed.

In conjunction with the issuance of the convertible senior notes, we purchased a call option that entitles us to purchase shares of our stock in an amount equal to the number of shares convertible at $18.68 per share. This call option allows us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised. We also issued warrants to purchase 10,705,205 shares of our common stock. Each warrant entitles the holder, at its option, and subject to certain provisions within the warrant agreement, to purchase shares of common stock from us at $28.20 per share, at any time prior to its expiration on October 15, 2008. During fiscal 2008, we sold the call option and repurchased these warrants.

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending June 30,	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$18,973	$12,259	$8,642	$7,035	$6,698	$15,036	$68,643
Other notes payable	603	482	118				1,203
Master warehouse facility		1,470,335					1,470,335
Medium term note facility		750,000					750,000
Call facility	156,945						156,945
Prime/ near prime facility	424,669						424,669
Canadian credit facility	126,212						126,212
Securitization notes payable	4,374,874	3,039,204	1,853,503	1,071,024	82,779		10,421,384
Senior notes						200,000	200,000
Convertible senior notes (a)				275,000		475,000	750,000
Total expected interest payments	575,946	301,833	146,714	54,872	28,254	72,753	1,180,372

Total	$5,678,222	$5,574,113	$2,008,977	$1,407,931	$117,731	$762,789	$15,549,763

a)	Includes $200 million convertible notes due in November 2023, of which we have repurchased $114.7 million subsequent to June 30, 2008, and the remaining $85.3 million of which we expect to repurchase on November 15, 2008.

We adopted the provisions of FIN 48 on July 1, 2007. As of the year ended June 30, 2008, we had liabilities associated with uncertain tax positions of $73.6 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

Securitizations

We have completed 63 securitization transactions through June 30, 2008, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

	Date	Original Amount	Balance at June 30, 2008
Transaction
2004-1	June 2004	575.0	50.0
2004-C-A	August 2004	800.0	99.7
2004-D-F	November 2004	750.0	109.5
2005-A-X	February 2005	900.0	151.4
2005-1	April 2005	750.0	113.8
2005-B-M	June 2005	1,350.0	296.4
2005-C-F	August 2005	1,100.0	285.5
2005-D-A	November 2005	1,400.0	421.1
2006-1	March 2006	945.0	270.9
2006-R-M	May 2006	1,200.0	715.4
2006-A-F	July 2006	1,350.0	588.5
2006-B-G	September 2006	1,200.0	595.7
2007-A-X	January 2007	1,200.0	672.9
2007-B-F	April 2007	1,500.0	951.9
2007-1	May 2007	1,000.0	645.0
2007-C-M	July 2007	1,500.0	1,071.0
2007-D-F	September 2007	1,000.0	759.4
2007-2-M	October 2007	1,000.0	765.3
2008-A-F	May 2008	750.0	742.1
BV2005-LJ-1	February 2005	232.1	49.7
BV2005-LJ-2	July 2005	185.6	47.0
BV2005-3	December 2005	220.1	71.9
LB2004-B	July 2004	250.0	26.4
LB2004-C	December 2004	350.0	53.9
LB2005-A	June 2005	350.0	77.1
LB2005-B	October 2005	350.0	94.2
LB2006-A	May 2006	450.0	161.4
LB2006-B	September 2006	500.0	237.0
LB2007-A	March 2007	486.0	296.2

Total active securitizations		$23,643.8	$10,420.3

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Several of the financial guaranty insurers used by us in the past are facing financial stress and have been downgraded by the rating agencies due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and one of the financial guaranty insurers we have utilized in the past, has decided to no longer issue insurance policies on asset-backed securities. As a result, demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, has weakened, and we do not anticipate utilizing this structure in the foreseeable future.

The second type of securitization structure we use and the structure we anticipate utilizing for the foreseeable future, involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. We currently expect our initial cash deposit and overcollateralization requirements for such transactions to be in the mid 20% range increasing to a higher level of targeted credit enhancement. This level of credit enhancement will require significantly greater use of our capital than in similar securitization transactions we have completed in the past. Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, the collateral characteristics of the receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”). Under this agreement and subject to certain terms, Deutsche will purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings, including the senior asset-backed securities under the senior subordinated structure described above.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2008	2007	2006
Initial credit enhancement deposits:
Restricted cash	$82.4	$135.6	$95.0
Overcollateralization	384.1	408.9	355.0
Distributions from Trusts:
Gain on sale Trusts	7.5	93.3	454.5
Secured financing Trusts	668.5	854.2	653.8

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

During fiscal 2008 and as of June 30, 2008, three LBAC securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. As of June 30, 2008, we have reached the higher required credit enhancement levels in these three LBAC Trusts.

During fiscal 2008, we entered into an agreement with an insurer to increase the portfolio performance ratios in the 2007-2-M securitization. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other securitizations insured by this insurer to fund the higher credit enhancement requirement for the 2007-2-M Trust. As of June 30, 2008, we have reached the higher required credit enhancement in this Trust.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible senior note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2008, no such termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

During fiscal 2008, 2007 and 2006, we repurchased 5,734,850 shares of our common stock at an average cost of $22.30 per share, 13,466,030 shares of our common stock at an average cost of $24.06 per share, and 21,025,074 shares of our common stock at an average cost of $25.12 per share, respectively.

We have repurchased $1,374.8 million of our common stock since April 2004 and we have remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. Currently, we are not eligible to repurchase shares under the indenture limits and do not anticipate pursuing repurchase activity for the foreseeable future.

Recent Market Developments

We anticipate that a number of factors will adversely impact our liquidity in fiscal 2009: higher credit enhancement levels in our securitization transactions caused by a reduction in excess spread due to higher cost of funds, and to a lesser extent, the credit deterioration we are experiencing in our portfolio; disruptions in the capital markets and making the execution of securitization transactions more challenging and expensive; and decreased cash distributions from our securitization Trusts due to weaker credit performance.

Since January 2008, we have revised our operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under this revised plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our fiscal 2009 target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized restructuring charges of $20.1 million for fiscal 2008, related to the closing and consolidating of credit center locations and headcount reductions.

We believe that we have sufficient liquidity and warehouse capacity to operate under this plan through fiscal 2009. However, if the asset-backed securities market or the credit markets, in general, continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, we may need to reduce our targeted origination volume below the $3.0 billion level to sustain adequate liquidity.

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

In November 2006, we entered into interest rate swap agreements to hedge the variability in interest payments on our medium term note facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other liabilities on the consolidated balance sheets.

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

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of operations and comprehensive operations.

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

Additionally, in May 2006, we issued a “revolving” securitization transaction that allowed us to replace receivables as they amortize down rather than paying down the outstanding debt balance for a period of one year subject to compliance with certain covenants. The use of this type of transaction allowed us to lock in borrowing costs for the revolving period and allowed us to finance approximately 50% more receivables than in our typical amortizing securitization structure at that borrowing cost. It is unlikely that we will be able to utilize this revolving structure in the foreseeable future due to challenging capital market conditions, particularly for sub-prime collateral.

We have entered into interest rate swap agreements to hedge the variability in interest payments on our seven most recent securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in other liabilities on the consolidated balance sheets.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2008 (dollars in thousands):

Years Ending June 30,	2009	2010	2011	2012	2013	Thereafter	Fair Value
Assets:

Finance receivables
Principal amounts	$5,702,779	$4,027,735	$2668,522	$1,595,780	$759,072	$227,524	$13,826,318
Weighted average annual percentage rate	15.45%	15.36%	15.38%	15.33%	15.19%	14.77%
Interest rate caps purchased
Notional amounts	$582,906	$491,350	$504,671	$459,463	$481,186	$653,709	$36,471
Average strike rate	3.26%	3.25%	3.17%	3.19%	3.34%	4.14%

Liabilities:
Credit facilities
Principal amounts	$707,826	$2,220,335					$2,928,161
Weighted average effective interest rate	3.13%	3.76%
Securitization notes payable
Principal amounts	$4,374,874	$3,039,204	$1,853,503	$1,071,024	$82,779		$10,006,738
Weighted average effective interest rate	4.68%	4.98%	5.32%	5.84%	6.96%
Senior notes
Principal amounts						$200,000	$160,500
Weighted average effective interest rate						8.50%
Convertible senior notes
Principal amounts				$275,000		$475,000	$519,813
Weighted average effective interest rate				0.75%		1.97%
Interest rate swaps
Notional amounts	$1,315,773	$584,458	$671,899	$609,329			$72,697
Average pay rate	3.69%	4.99%	5.14%	5.24%
Average receive rate	3.22%	4.71%	5.02%	5.26%
Interest rate caps sold
Notional amounts	$582,906	$418,519	$438,501	$459,463	$481,186	$653,709	$36,381
Average strike rate	3.14%	3.14%	3.14%	3.19%	3.34%	4.14%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2007 (dollars in thousands):

Years Ending June 30,	2008	2009	2010	2011	2012	Thereafter	Fair Value
Assets:
Finance receivables
Principal amounts	$6,649,221	$4,361,352	$2,706,889	$1,468,165	$576,557	$160,274	$14,878,986
Weighted average annual percentage rate	15.43%	15.34%	15.32%	15.28%	15.09%	14.29%
Interest-only receivables from Trusts	$134						$134
Interest rate swaps
Notional amounts	$53,547	$1,173,113	$596,053	$524,380	$7,368	$638	$14,926
Average pay rate	5.04%	5.00%	5.07%	5.07%	4.92%	4.92%
Average receive rate	5.40%	5.21%	5.37%	5.46%	5.04%	5.10%
Interest rate caps purchased
Notional amounts	$628,168	$304,233	$272,620	$295,501	$320,733	$340,577	$13,410
Average strike rate	5.70%	5.93%	5.95%	5.96%	5.98%	6.36%

Liabilities:
Credit facilities
Principal amounts	$968,747		$1,572,955				$2,541,702
Weighted average effective interest rate	5.39%		5.42%
Securitization notes payable
Principal amounts	$5,229,516	$3,514,769	$1,928,709	$1,272,424			$11,708,795
Weighted average effective interest rate	5.09%	5.23%	5.41%	5.53%
Senior notes
Principal amounts						$200,000	$200,000
Weighted average effective interest rate						8.50%
Convertible senior notes
Principal amounts					$275,000	$475,000	$886,442
Weighted average effective interest rate					0.75%	1.97%
Interest rate caps sold
Notional amounts	$628,168	$304,233	$272,620	$295,501	$320,733	$340,577	$13,410
Average strike rate	5.70%	5.93%	5.95%	5.96%	5.98%	6.36%

Finance receivables and interest-only receivables from Trusts are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes and convertible senior notes principal amounts have been classified based on maturity.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management does not expect this to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by providing the option to record unrealized gains and losses on securities currently classified as held-for-sale and held-to-maturity. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management does not expect this to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in our 2010 fiscal year. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition, results of operations, or cash flows, but may require additional disclosures for our derivative and hedging activities.

Financial Accounting Standards Board Staff Position APB 14-1

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2008	2007
Assets
Cash and cash equivalents	$433,493	$910,304
Finance receivables, net	14,030,299	15,102,370
Restricted cash – securitization notes payable	982,670	1,014,353
Restricted cash – credit facilities	259,699	166,884
Property and equipment, net	55,471	58,572
Leased vehicles, net	210,857	33,968
Deferred income taxes	317,319	151,704
Goodwill		208,435
Other assets	257,402	164,430

Total assets	$16,547,210	$17,811,020

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$2,928,161	$2,541,702
Securitization notes payable	10,420,327	11,939,447
Senior notes	200,000	200,000
Convertible senior notes	750,000	750,000
Funding payable	21,519	87,474
Accrued taxes and expenses	216,387	199,059
Other liabilities	113,946	18,188

Total liabilities	14,650,340	15,735,870

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 230,000,000 shares authorized; 118,766,250 and 120,590,473 shares issued	1,188	1,206
Additional paid-in capital	42,336	71,323
Accumulated other comprehensive (loss) income	(6,404)	45,694
Retained earnings	1,912,684	2,000,066

	1,949,804	2,118,289
Treasury stock, at cost (2,454,534 and 1,934,061 shares)	(52,934)	(43,139)

Total shareholders’ equity	1,896,870	2,075,150

Total liabilities and shareholders’ equity	$16,547,210	$17,811,020

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(dollars in thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006
Revenue
Finance charge income	$2,382,484	$2,142,470	$1,641,125
Other income	159,779	136,093	86,157
Servicing income	819	9,363	75,209
Gain on sale of equity investment		51,997	8,847

	2,543,082	2,339,923	1,811,338

Costs and expenses
Operating expenses	434,176	399,717	336,153
Provision for loan losses	1,130,962	727,653	567,545
Impairment of goodwill	212,595
Interest expense	837,412	680,825	419,360
Restructuring charges, net	20,116	(339)	3,045

	2,635,261	1,807,856	1,326,103

(Loss) income before income taxes	(92,179)	532,067	485,235

Income tax (benefit) provision	(22,860)	171,818	179,052

Net (loss) income	(69,319)	360,249	306,183

Other comprehensive (loss) income
Unrealized losses on credit enhancement assets	(232)	(3,043)	(6,165)
Unrealized (losses) gains on cash flow hedges	(84,404)	(1,036)	8,892
Increase in fair value of equity investment		4,497	56,347
Reclassification of gain on sale of equity investment into earnings		(51,997)	(8,847)
Foreign currency translation adjustment	5,855	4,521	9,028
Income tax benefit (provision)	26,683	18,470	(18,538)

Other comprehensive (loss) income	(52,098)	(28,588)	40,717

Comprehensive (loss) income	$(121,417)	$331,661	$346,900

(Loss) earnings per share
Basic	$(0.60)	$3.02	$2.29

Diluted	$(0.60)	$2.73	$2.08

Weighted average shares
Basic	114,962,241	119,155,716	133,837,116

Diluted	114,962,241	133,224,945	148,824,916

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated Other Comprehensive
	Common Stock		Additional Paid-in		Retained	Treasury Stock
	Shares	Amount	Capital	Income (loss)	Earnings	Shares	Amount
Balance at July 1, 2005	166,808,056	$1,668	$1,150,612	$33,565	$1,333,634	21,180,057	$(397,563)
Common stock issued on exercise of options	2,367,995	24	27,420
Income tax benefit from exercise of options and amortization of convertible senior note hedges			16,922
Common stock issued for employee benefit plans	283,240	3	5,905			(78,288)	1,280
Stock based compensation expense			16,586
Repurchase of common stock						21,025,074	(528,070)
Other comprehensive income, net of income taxes of $18,538				40,717
Net income					306,183

Balance at June 30, 2006	169,459,291	1,695	1,217,445	74,282	1,639,817	42,126,843	(924,353)

Common stock issued on exercise of options	4,398,036	44	52,585
Income tax benefit from exercise of options and amortization of convertible senior note hedges			30,196
Common stock issued for employee benefit plans	333,146	3	6,811			(76,499)	1,746
Stock based compensation expense			20,230
Purchase of warrants						17,687	(334)
Sale of warrants related to convertible debt			93,086
Purchase of call option related to convertible debt			(145,710)
Retirement of treasury stock	(53,600,000)	(536)	(1,203,320)			(53,600,000)	1,203,856
Repurchase of common stock						13,466,030	(324,054)
Other comprehensive loss, net of income tax benefit of $18,470				(28,588)
Net income					360,249

Balance at June 30, 2007	120,590,473	1,206	71,323	45,694	2,000,066	1,934,061	(43,139)

Common stock issued on exercise of options	1,138,691	11	12,561
Common stock issued on exercise of warrants	1,065,047	11	8,581
FIN 48 tax liability adjustment					(463)
Income tax benefit from exercise of options and amortization of convertible note hedges			13,443
Common stock cancelled - restricted stock	(15,050)
Common stock issued for employee benefit plans	987,089	10	2,140			(214,377)	6,606
Stock based compensation expense			17,945
Repurchase of common stock						5,734,850	(127,901)
Amortization of warrant			10,193
Retirement of treasury stock	(5,000,000)	(50)	(93,850)		(17,600)	(5,000,000)	111,500
Other comprehensive loss, net of income tax benefit of $26,683				(52,098)
Net loss					(69,319)

Balance at June 30, 2008	118,766,250	$1,188	$42,336	$(6,404)	$1,912,684	2,454,534	$(52,934)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(69,319)	$360,249	$306,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,479	36,737	35,304
Accretion and amortization of loan fees	29,435	(16,982)	(20,062)
Provision for loan losses	1,130,962	727,653	567,545
Deferred income taxes	(137,949)	(44,564)	(41,921)
Accretion of present value discount	(651)	(6,637)	(40,153)
Stock based compensation expense	17,945	20,230	16,586
Gain on sale of available for sale securities		(51,997)	(8,847)
Impairment of goodwill	212,595
Other	16,970	2,396	2,853
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	(38,524)	30,313	117,650
Accrued taxes and expenses	11,018	21,605	26,193

Net cash provided by operating activities	1,259,961	1,079,003	961,331

Cash flows from investing activities
Purchases of receivables	(6,260,198)	(8,832,379)	(7,147,471)
Principal collections and recoveries on receivables	6,108,690	5,884,140	4,373,044
Distributions from gain on sale Trusts	7,466	93,271	454,531
Purchases of property and equipment	(8,463)	(11,604)	(5,573)
Sale of property			34,807
Purchases of leased vehicles	(198,826)	(28,427)
Proceeds from sale of equity investment		62,961	11,992
Acquisition of Bay View, net of cash acquired			(61,764)
Acquisition of Long Beach, net of cash acquired		(257,813)
Change in restricted cash – securitization notes payable	31,683	(32,953)	(195,456)
Change in restricted cash – credit facilities	(92,754)	(23,579)	325,724
Change in other assets	(41,731)	2,314	(6,473)

Net cash used by investing activities	(454,133)	(3,144,069)	(2,216,639)

Cash flows from financing activities
Net change in credit facilities	385,611	232,895	887,430
Issuance of securitization notes payable	4,250,000	6,748,304	4,645,000
Payments on securitization notes payable	(5,774,035)	(4,923,625)	(3,760,931)
Issuance of (payments on) senior notes		200,000	(167,750)
Issuance of convertible senior notes		550,000
Debt issuance costs	(39,347)	(40,247)	(14,520)
Proceeds from sale of warrants related to convertible debt		93,086
Purchase of call option related to convertible debt		(145,710)
Repurchase of common stock	(127,901)	(324,054)	(528,070)
Net proceeds from issuance of common stock	25,174	58,157	32,467
Other net changes	323	15,938	7,697

Net cash (used) provided by financing activities	(1,280,175)	2,464,744	1,101,323

Net (decrease) increase in cash and cash equivalents	(474,347)	399,678	(153,985)
Effect of Canadian exchange rate changes on cash and cash equivalents	(2,464)	(2,614)	3,724
Cash and cash equivalents at beginning of year	910,304	513,240	663,501

Cash and cash equivalents at end of year	$433,493	$910,304	$513,240

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

History and Operations

We were formed on August 1, 1986, and, since September 1992, have been in the business of purchasing and servicing automobile sales finance contracts. From January 2007 through May 2008, we also originated leases on automobiles.

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

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $39.8 million and $39.4 million at June 30, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets pending sale.

Securitization

The structure of our securitization transactions does not qualify under the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash – securitization notes payable, which is invested in highly liquid securities with original maturities of 90 days or less or in highly rated guaranteed investment contracts.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of receivables. Such securitization transactions are referred to herein as gain on sale Trusts. We had no gain on sale Trusts outstanding as of June 30, 2008.

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

Leased Vehicles

Leased vehicles consist of automobiles leased to consumers. These assets are reported at cost, less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Depreciation expense of $36.4 million and $1.3 million for the years ended June 30, 2008 and 2007, respectively, is included in operating expenses on our consolidated statements of operations and comprehensive operations. Residual values of operating leases are evaluated individually for impairment under Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Under SFAS 144, when aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Goodwill

Under the purchase method of accounting, the net assets of entities acquired by us are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value is recorded as goodwill. Goodwill with an indefinite life is subject to impairment testing. We evaluate goodwill impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

We have determined that we have only one operating segment, thus one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings. We performed our annual goodwill impairment analysis and based upon the results of this analysis we determined that the goodwill was fully impaired as of June 30, 2008.

Derivative Financial Instruments

We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Interest Rate Swap Agreements

We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions and our medium term note facility to fixed rates, thereby hedging the variability in interest expense paid. Portions of these interest rate swap agreements are designated as cash flow hedges and are highly effective in hedging our exposure to interest rate risk from both an accounting and economic perspective.

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

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2008, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness of our cash flow hedges to be recorded in earnings.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges are included in shareholders’ equity as a component of accumulated other comprehensive income as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. However, if we expect the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged item, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on our consolidated statements of operations and comprehensive operations. We discontinue hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

Interest Rate Cap Agreements

Our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements as credit enhancement in connection with securitization transactions and credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries are included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us is included in other liabilities on the consolidated balance sheets. Because the interest rate cap agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by us are recorded in interest expense on our consolidated statements of operations and comprehensive operations.

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

Since July 1, 2007, we have accounted for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. See Note 16 “Income Taxes” for a discussion of the impact of implementing FIN 48.

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

Operating Leases – deferred origination fees or costs

Net deferred origination fees or costs are amortized on a straight-line basis over the life of the lease to other income.

Stock Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all awards granted, modified or settled after June 30, 2005. We adopted the standard by using the modified prospective method that is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, we adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which the Securities and Exchange Commission issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies. For the years ended June 30, 2008, 2007, and 2006, we have recorded total stock based compensation expense of $17.9 million ($13.5 million net of tax), $20.2 million ($13.7 million net of tax) and $16.6 million ($10.5 million net of tax) respectively. Included in total stock based compensation expense for the years ended June 30, 2007 and 2006, is an additional $0.1 million and $4.5 million, respectively, as a result of adoption of SFAS 123R and SAB 107 for amortization of outstanding options that vest subsequent to June 30, 2005, and were granted prior to our implementation of SFAS 123 on July 1, 2003. There was no remaining amortization on these outstanding options at June 30, 2007.

The tax benefit of the stock option expense of $1.3 million and $19.8 million for the years ended June 30, 2008 and 2007, which was calculated using the short-cut method, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2008	2007	2006
Expected dividends	0	0	0
Expected volatility	60.8%	32.6%	33.7%
Risk-free interest rate	3.3%	4.8%	4.7%
Expected life	1.2 years	1.5 years	2.6 years

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

Assumptions are reviewed each time there is a new grant or modification of a previous grant and may be impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of operations and comprehensive operations.

Recent Market Developments

We anticipate that a number of factors will adversely impact our liquidity in fiscal 2009: higher credit enhancement levels in our securitization transactions caused by a reduction in excess spread due to higher cost of funds, and to a lesser extent, the credit deterioration we are experiencing in our portfolio; disruptions in the capital markets, making the execution of securitization transactions more challenging and expensive and decreased cash distributions from our securitization Trusts due to weaker credit performance.

Since January 2008, we have revised our operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under this revised plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our fiscal 2009 target for annualized loan origination levels has been reduced to approximately $3.0 billion. We recognized restructuring charges of $20.1 million for fiscal 2008, related to the closing and consolidating of credit center locations and headcount reductions.

We believe that we have sufficient liquidity and warehouse capacity to operate under this plan through fiscal 2009. However, if the asset-backed securities market or the credit markets, in general, continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, we may need to reduce our targeted origination volume below the $3.0 billion level to sustain adequate liquidity.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for our fiscal year ending June 30, 2009. Management does not expect this to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by providing the option to record unrealized gains and losses on securities currently classified as held-for-sale and held-to-maturity. SFAS 159 is effective for our fiscal year ending June 30, 2009. Management does not expect this to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in our 2010 fiscal year. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition, results of operations or cash flows, but may require additional disclosures for our derivative and hedging activities.

Financial Accounting Standards Board Staff Position APB 14-1

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated financial position, results of operations or cash flows.

2.	Acquisitions

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corporation (“LBAC”). The total consideration in the all-cash transaction, including transaction costs, was approximately $287.7 million. The fair value of the net assets acquired was approximately $90.9 million, which resulted in goodwill of approximately $196.8 million, all of which is deductible for federal income tax purposes. LBAC served auto dealers in 34 states offering auto finance products primarily to consumers with near prime credit bureau scores. Subsequent to the acquisition, we adjusted our preliminary allocation of the LBAC purchase price by $7.7 million. See Note 1 “Summary of Significant Accounting Policies – Goodwill”.

On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”). The total consideration in the all-cash transaction was approximately $64.6 million. The fair value of the net assets acquired was $50.2 million which resulted in goodwill of $14.4 million, which is not deductible for federal income tax purposes. BVAC served auto dealers in 32 states offering specialized auto finance products, including extended term financing and higher loan-to-value advances to consumers with prime credit bureau scores. Subsequent to the acquisition, we adjusted our preliminary allocation of the BVAC purchase price by $6.3 million. See Note 1 “Summary of Significant Accounting Policies – Goodwill”.

The results of operations of LBAC and BVAC subsequent to the respective dates of acquisition are included in our statements of operations and comprehensive operations. As of June 30, 2008, the operations of LBAC and BVAC have been integrated into our originations, servicing, and administrative activities and we provide auto finance products solely under the AmeriCredit Financial Services, Inc. name.

3.	Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2008	2007
Finance receivables unsecuritized, net of fees	$3,572,214	$3,054,183
Finance receivables securitized, net of fees	11,409,198	12,868,275
Less nonaccretable acquisition fees	(42,802)	(120,425)
Less allowance for loan losses	(908,311)	(699,663)

	$14,030,299	$15,102,370

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $3,327.3 million and $2,797.4 million pledged under our credit facilities as of June 30, 2008 and 2007, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $728.8 million and $632.9 million of delinquent finance receivables as of June 30, 2008 and 2007, respectively.

Finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees to finance charge income using the effective interest rate method. We record the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we recorded a discount on finance receivables repurchased upon the exercise of a clean-up call option from our gain on sale securitization transactions and account for such discounts as nonaccretable discounts.

A summary of nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2008	2007	2006
Balance at beginning of year	$120,425	$203,128	$199,810
Repurchase of receivables	109	9,195	29,423
Net charge-offs	(77,732)	(91,898)	(26,105)

Balance at end of year	$42,802	$120,425	$203,128

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2008	2007	2006
Balance at beginning of year	$699,663	$475,529	$341,408
Acquisition of Bay View			7,857
Acquisition of Long Beach		42,677
Provision for loan losses	1,130,962	727,653	567,545
Net charge-offs	(922,314)	(546,196)	(441,281)

Balance at end of year	$908,311	$699,663	$475,529

4.	Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2008	2007	2006
Receivables securitized	$4,634,083	$7,659,927	$5,000,007
Net proceeds from securitization	4,250,000	6,748,304	4,645,000
Servicing fees:
Sold	168	2,726	35,513
Secured financing (a)	306,949	276,942	218,986
Distributions from Trusts:
Sold	7,466	93,271	454,531
Secured financing	668,510	854,220	653,803

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

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

As of June 30, 2008 and 2007, we were servicing $11.4 billion and $12.9 billion, respectively, of finance receivables that have been sold or transferred to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”). Under this agreement and subject to certain terms, Deutsche will purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings. We paid $20 million of upfront commitment fees which are being amortized to interest expense over the term of the facility. Unamortized costs of $15.8 million, as of June 30, 2008, are included in other assets on the consolidated balance sheets.

5.	Equity Investment

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

6.	Goodwill Impairment

We performed goodwill impairment testing as of June 30, 2008, in accordance with the policy described in Note 1. As of June 30, 2008, there was an indication of impairment and accordingly, the second step was performed. Based on the results of the second step, we fully impaired our goodwill balance and took a $212.6 million goodwill impairment charge for the year ended June 30, 2008.

The primary cause of the goodwill impairment is the decline in our market capitalization, which declined 13.6 percent from March 31, 2008, to $1,002.6 million at June 30, 2008. The decline, which is consistent with market capitalization declines experienced by other financial services companies over the same time period, was caused primarily by investor concerns over external factors, including capital market dislocations and the impact of weakening economic conditions on consumer loan portfolios.

In determining fair value of our assets and liabilities for the impairment testing, we used the book value as fair value except for the following items. The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The allowance for loan losses associated with the finance receivables was considered a reduction of fair value. Lastly, on the senior notes, convertible senior notes and securitization notes payable, we obtained current market quotes to determine fair value.

A summary of changes to goodwill is as follows (in thousands):

Year ended June 30,	2008		2007	2006
Balance at beginning of year		$208,435	14,435
Acquisitions			196,770	$14,435
Adjustments to goodwill		4,160	(2,770)
Impairment		(212,595)

Balance at end of year	$		$208,435	$14,435

7.	Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

June 30,	2008	2007
Master warehouse facility	$1,470,335	$822,955
Medium term note facility	750,000	750,000
Call facility	156,945	440,561
Prime/Near prime facility	424,669
BVAC credit facility		106,949
LBAC credit facility		371,902
Canadian credit facility	126,212	49,335

	$2,928,161	$2,541,702

Further detail regarding terms and availability of the credit facilities as of June 30, 2008, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (c)
Master warehouse facility: October 2009	$2,500,000	$1,470,335	$1,659,341	$38,057
Medium term note facility: October 2009 (b)	750,000	750,000	782,953	77,984
Call facility: August 2008	500,000	156,945	255,075	24,996
Prime/Near Prime facility: September 2008	1,120,000	424,669	473,302	7,050
Canadian credit facility: May 2008		126,212	156,667	3,041
Lease warehouse facility June 2009	100,000

	$4,970,000	$2,928,161	$3,327,338	$151,128

(a)	Because the facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	These amounts do not include cash collected on finance receivables pledged of $108.6 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of June 30, 2008, we were in compliance with all financial and portfolio performance covenants in our credit facilities.

The call facility matured in August 2008 and was not renewed. Under the terms of the facility, receivables pledged will amortize down until the facility pays off.

In April 2008, we amended our prime/near prime facility to address a potential portfolio performance ratio violation in the facility related to credit losses in our Bay View and Long Beach portfolios. The amendment reduced the size of the facility to $1,120.0 million from $1,500.0 million. The facility matures in September 2008, and we expect to renew this facility at an amount of $400.0 to $500.0 million.

In connection with the closure of our Canadian lending activities, we did not renew the Canadian credit facility in May 2008. Under the terms of the facility, the outstanding balance will amortize down and is due in full in May 2009.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $6.0 million and $6.5 million, as of June 30, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets.

8.	Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $19.3 million and $23.6 million as of June 30, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2008	Note Balance at June 30, 2008	Note Balance at June 30, 2007
2003-D-M	August 2010	$1,200,000	2.3%			$141,922
2004-A-F	February 2011	750,000	2.3%			101,016
2004-B-M	March 2011	900,000	2.2%			144,853
2004-1	July 2010	575,000	3.7%	$69,027	$50,021	105,136
2004-C-A	May 2011	800,000	3.2%	110,858	99,661	193,157
2004-D-F	July 2011	750,000	3.1%	119,566	109,454	204,843
2005-A-X	October 2011	900,000	3.7%	167,891	151,411	273,423
2005-1	May 2011	750,000	4.5%	156,553	113,814	204,676
2005-B-M	May 2012	1,350,000	4.1%	335,733	296,382	512,558
2005-C-F	June 2012	1,100,000	4.5%	318,117	285,458	485,962
2005-D-A	November 2012	1,400,000	4.9%	464,824	421,117	702,147
2006-1	May 2013	945,000	5.3%	348,202	270,935	493,001
2006-R-M	January 2014	1,200,000	5.4%	793,460	715,365	1,147,175
2006-A-F	September 2013	1,350,000	5.6%	648,219	588,536	939,933
2006-B-G	September 2013	1,200,000	5.2%	653,164	595,651	928,195
2007-A-X	October 2013	1,200,000	5.2%	730,841	672,867	1,032,388
2007-B-F	December 2013	1,500,000	5.2%	1,035,655	951,863	1,432,013
2007-1	March 2016	1,000,000	5.4%	648,505	645,013	999,963
2007-C-M	April 2014	1,500,000	5.5%	1,167,652	1,071,037
2007-D-F	June 2014	1,000,000	5.5%	828,070	759,468
2007-2-M	March 2016	1,000,000	5.3%	809,597	765,260
2008-A-F	October 2014	750,000	6.0%	897,885	742,073
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	47,916	49,736	85,113
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	45,403	46,981	79,394
BV2005-3 (a)	June 2014	220,107	5.1%	69,483	71,883	116,950
LB2003-C (a)	April 2010	250,000	2.6%			31,364
LB2004-A (a)	July 2010	300,000	2.3%			49,671
LB2004-B (a)	April 2011	250,000	3.5%	25,046	26,417	54,318
LB2004-C (a)	July 2011	350,000	3.5%	54,580	53,905	99,960
LB2005-A (a)	April 2012	350,000	4.1%	74,611	77,108	126,095
LB2005-B (a)	June 2012	350,000	4.4%	97,912	94,243	156,776
LB2006-A (a)	May 2013	450,000	5.4%	171,187	161,445	281,610
LB2006-B (a)	September 2013	500,000	5.2%	229,293	237,033	364,485
LB2007-A	January 2014	486,000	5.0%	289,948	296,190	451,350

		$27,043,803		$11,409,198	$10,420,327	$11,939,447

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $4,374.9 million in fiscal 2009, $3,039.2 million in fiscal 2010, $1,853.5 million in fiscal 2011, $1,071.0 million in fiscal 2012 and $82.8 million in fiscal 2013.

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

During fiscal 2008 and as of June 30, 2008, three LBAC securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. As of June 30, 2008, we have reached the higher required credit enhancement levels in these three LBAC Trusts.

During fiscal 2008, we entered into an agreement with an insurer to increase the portfolio performance ratios in the 2007-2-M securitization. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other securitizations insured by this insurer to fund the higher credit enhancement requirement for the 2007-2-M Trust. As of June 30, 2008, we have reached the higher required credit enhancement in this Trust.

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

In June 2007, we issued $200.0 million of senior notes that are due in June 2015. Interest on the senior notes is payable semiannually at a rate of 8.5%. The notes will be redeemable, at our option, in whole or in part, at any time on or after July 1, 2011, at specific redemption prices.

Debt issuance costs related to the senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $3.6 and $3.5 million are included in other assets on the consolidated balance sheets as of June 30, 2008 and 2007, respectively.

On May 10, 2006, we redeemed all of our outstanding 9.25% senior notes due May 2009 for a redemption price of 104.625% plus accrued interest through the redemption date. The principal amount of the outstanding notes was $154.6 million. Upon the payment of the redemption price plus accrued interest, we recognized a $9.2 million extinguishment loss, which is included in other income on the consolidated statements of operations and comprehensive operations for the year ended June 30, 2006.

10.	Convertible Senior Notes

In September 2006, we issued $550.0 million of convertible senior notes, of which $275.0 million are due in 2011, bearing interest at a rate of 0.75% per annum, and $275.0 million are due in 2013, bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued.

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

We also sold warrants to purchase 9,796,408 shares of our common stock at $35.0 per share and 9,012,713 shares of our common stock at $40 per share for the notes due in 2011 and 2013, respectively. In no event are we required to deliver a number of shares in connection with the exercise of these warrants in excess of twice the aggregate number of shares initially issuable upon the exercise of the warrants.

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

In November 2003, we issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of our common stock at $18.68 per share. Additionally, we may exercise our option to repurchase the notes, or holders of the convertible senior notes may require us to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par. Subsequent to June 30, 2008, we repurchased $114.7 million of these convertible notes at a small discount. Holders of the remaining balance of $85.3 million of these convertible notes may require us to repurchase the notes on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed.

In conjunction with the issuance of the convertible senior notes, we purchased a call option that entitles us to purchase shares of our common stock in an amount equal to the number of shares convertible at $18.68 per share. This call option allows us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised. We also issued warrants to purchase 10,705,205 shares of our common stock. Each warrant entitles the holder, at our option, and subject to certain provisions within the warrant agreement, to purchase shares of common stock from us at $28.20 per share, at any time prior to its expiration on October 15, 2008. The warrants may be settled in net shares or net cash, at our discretion if certain criteria are met. Both the cost of the call option and the proceeds of the warrants are reflected in additional paid in capital on our consolidated balance sheets. During the year ended June 30, 2008, we sold the call option and repurchased these warrants.

Debt issuance costs relating to convertible senior notes are being amortized to interest expense over the expected term of five to seven years of the notes; unamortized costs of $9.6 million and $12.9 million are included in other assets on the consolidated balance sheets as of June 30, 2008 and 2007, respectively.

11.	Derivative Financial Instruments and Hedging Activities

As of June 30, 2008 and 2007, we had interest rate swap agreements with underlying notional amounts of $3.2 billion and $2.4 billion, respectively. The fair value of our interest rate swap agreements of $72.7 million, as of June 30, 2008, is included in other liabilities, on the consolidated balance sheets. The fair value of our interest rate swap agreements of $14.9 million, as of June 30, 2007, is included in other assets on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of approximately $70.2 million and unrealized gains of approximately $14.2 million included in accumulated other comprehensive (loss) income of as of June 30, 2008 and 2007, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the years ended June 30, 2008, 2007 and 2006. We estimate approximately $44.9 million of unrealized losses included in other comprehensive (loss) income related to interest rate swap agreements will be reclassified into earnings within the next twelve months.

As of June 30, 2008 we had interest rate cap agreements with underlying notional amounts of $3.2 billion for caps we purchased and $3.0 billion for caps we sold. At June 30, 2007, we had interest rate cap agreements with underlying notional amounts of $4.3 billion. The fair value of the interest rate cap agreements purchased by our special purpose finance subsidiaries of $36.5 million and $13.4 million as of June 30, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets. The fair value of the interest rate cap agreements sold by us of $36.4 million and $13.4 million as of June 30, 2008 and 2007, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2008 and 2007, these restricted cash accounts totaled $52.8 million and $10.2 million, respectively, and are included in other assets on the consolidated balance sheets.

12.	Commitments and Contingencies

Leases

Our credit centers are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $18.5 million, $16.6 million and $17.5 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2009	$18,973
2010	12,259
2011	8,642
2012	7,035
2013	6,698
Thereafter	15,036

$68,643

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions and highly rated investments in guaranteed investment contracts. The counterparties to our derivative financial instruments are various major financial institutions. Finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas, California and Florida each accounting for 12%, 10% and 10%, respectively, of the managed finance receivables portfolio as of June 30, 2008. No other state accounted for more than 10% of managed finance receivables.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of June 30, 2008 and 2007, the carrying value of the senior notes and convertible senior notes was $950.0 million. See guarantor consolidating financial statements in Note 23.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position or our results of operations and cash flows.

Income Taxes

We adopted the provisions of FIN 48 on July 1, 2007. As of June 30, 2008, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $73.6 million. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable. See Note 16 “Income Taxes” for a discussion of the impact of implementing FIN 48.

13.	Common Stock and Warrants

The following summarizes share repurchase activity:

Years Ended June 30,	2008	2007	2006
Number of shares	5,734,850	13,466,030	21,025,074
Average price per share	$22.30	$24.06	$25.12

We have repurchased $1,374.8 million of our common stock since April 2004 and we have remaining authorization to repurchase $172.0 million of our common stock. A covenant in our senior note indenture entered into in June 2007 limits our ability to repurchase stock. Currently, we are not eligible to repurchase shares under the indenture limits and do not plan to pursue repurchase activity for the foreseeable future.

In October 2007 and January 2007, 5.0 million and 53.6 million, respectively, of treasury shares were cancelled and were restored to the status of authorized but unissued shares. Our outstanding common stock was not impacted by this action.

In connection with the closing of the forward purchase agreement (See Note 4), we issued a warrant to an affiliate of Deutsche under which they may purchase up to 7.5 million shares of common stock. The warrant may be exercised on or before April 15, 2015 at an exercise price of $12.01 per share. The total value of the warrant is $48.9 million and is being amortized to interest expense and additional paid in capital over the term of the forward purchase agreement. As of June 30, 2008, there was $38.7 million of unamortized cost.

In September 2002, we issued five-year warrants to purchase 1,287,691 shares of our common stock at $9.00 per share. In April 2005, 36,695 warrants were exercised, which resulted in a net settlement of 24,431 shares of our common stock. In July 2006, we repurchased 17,687 shares of these warrants for approximately $334,000. In September 2007, 1,185,225 warrants were exercised, which resulted in a net settlement of 1,065,047 shares of our common stock for approximately $8.6 million. The remaining outstanding warrants have expired.

14.	Stock Based Compensation

General

We have certain stock based compensation plans for employees, non-employee directors and key executive officers.

A total of 15,000,000 shares have been authorized for grants of options and other stock based awards under the employee plans, of which 9,000,000 shares were available for grants to non-employee directors as well as employees. As of June 30, 2008, 3,708,423 shares remain available for future grants. The exercise price of each equity grant must equal the market price of our stock on the date of grant, and the maximum term of each equity grant is ten years. The vesting period is typically three to four years, although grants with other vesting periods or grants that vest upon the achievement of specified performance criteria may be authorized under certain employee plans. A committee of our Board of Directors establishes policies and procedures for equity grants, vesting periods and the term of each grant.

Total unamortized stock based compensation was $11.9 million as of June 30, 2008, and will be recognized over a weighted average life of 1.3 years.

Stock Options

Compensation expense recognized for stock options was $1.0 million, $0.9 million and $6.7 million for the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008 and 2007, unamortized compensation expense related to stock options was $1.0 million and $1.6 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Years Ended June 30,	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,499	$18.83	5,724	$16.51	7,569	$15.39
Granted			76	24.80	160	25.00
Exercised	(1,119)	9.01	(2,186)	11.98	(1,858)	12.37
Canceled/forfeited	(253)	23.21	(115)	38.69	(147)	20.26

Outstanding at end of year	2,127	$23.48	3,499	$18.83	5,724	$16.51

Options exercisable at end of year	2,055	$23.34	3,378	$18.53	5,634	$16.36

Weighted average fair value of options granted during year				$6.92		$9.33

Cash received from exercise of options for the years ended June 30, 2008, 2007 and 2006 was $10.1 million, $26.2 million and $23.0 million, respectively. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $6.4 million, $30.0 million and $28.8 million, respectively.

A summary of options outstanding under our employee plans as of June 30, 2008, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$6.80 to 10.00	70	4.25	$7.18	70	$7.18
$10.01 to 15.00	125	3.82	13.79	125	13.79
$15.01 to 17.00	517	2.52	16.18	517	16.18
$17.01 to 19.00	408	1.24	17.87	408	17.87
$19.01 to 21.00	192	4.23	20.26	192	20.26
$21.01 to 30.00	390	4.12	25.66	324	25.60
$30.01 to 50.00	406	2.32	42.21	400	42.21
$50.01 to 55.00	19	3.02	54.14	19	54.14

	2,127			2,055

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	220	$15.88	260	$14.88	270	$14.57
Exercised	(20)	14.63	(40)	9.38	(10)	6.50
Canceled/forfeited	(40)	14.63

Outstanding and exercisable at end of year	160	$16.35	220	$15.88	260	$14.88

Cash received from exercise of options for the years ended June 30, 2008, 2007 and 2006, was $0.3 million, $0.4 million and $0.1 million, respectively. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $0.1 million, $0.7 million and $0.2 million, respectively.

A summary of options outstanding under our non-employee director plans as of June 30, 2008, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$10.01 to $15.00	80.35		$14.88
$15.01 to 20.00	80	1.35	17.81

	160

Key Executive Officer Plans

A summary of stock option activity under our key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,172	$12.00	2,672	$11.40
Exercised	(2,172)	12.00	(500)	8.80

Outstanding and exercisable at end of year			2,172	$12.00

Cash received from exercise of options for the years ended June 30, 2007 and 2006, was $26.1 million and $4.4 million, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006, was $27.8 million and $9.8 million, respectively.

Restricted Stock Based Grants

Restricted stock grants totaling 3,038,400 shares with an approximate aggregate market value of $78.8 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years.

A total of 1,753,400 shares of restricted stock granted to employees vest in annual increments through March 2010.

A total of 1,191,000 shares of restricted stock granted to key executive officers may vest depending on achievement of specific financial results on the date when the Compensation Committee of our Board of Directors certifies these results for years ending through June 30, 2010.

A total of 94,000 shares of restricted stock granted to non-employee directors vested 50% at the date of grant and 50% after a six-month service period.

Compensation expense recognized for restricted stock grants was $11.9 million, $14.0 million and $4.5 million for the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008 and 2007, unamortized compensation expense related to the restricted stock awards was $9.3 million and $55.1 million, respectively. A summary of the status of non-vested restricted stock for the years ended June 30, 2008, 2007 and 2006, is presented below (shares in thousands):

Years Ended June 30,	2008	2007	2006
Nonvested at beginning of year	2,421	1,440	577
Granted	61	1,354	1,037
Vested	(847)	(263)	(139)
Forfeited	(334)	(110)	(35)

Nonvested at end of year	1,301	2,421	1,440

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Compensation expense recognized for stock appreciation rights was $2.5 million, $3.4 million and $3.3 million for the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008, there was no unamortized compensation expense remaining and as of June 30, 2007, unamortized compensation expense related to the rights was $2.5 million. A summary of the status of non-vested stock appreciation rights for the years ended June 30, 2008, 2007 and 2006, is presented below (shares in thousands):

Years ended June 30,	2008	2007	2006
Nonvested at beginning of year	337	508	520
Vested	(337)	(169)	(9)
Forfeited		(2)	(3)

Nonvested at end of year		337	508

A summary of stock appreciation rights outstanding as of June 30, 2008, is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighed Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$24.00 to 26.00	674,800	1.7	$24.09	674,800	$24.09

15.	Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees. We recognized $5.6 million, $6.3 million and $4.1 million in compensation expense for the years ended June 30, 2008, 2007 and 2006, respectively for contributions of stock to the plan.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 5,000,000 shares have been reserved for issuance under the plan. As of June 30, 2008, 346,642 shares remain available for issuance under the plan. Shares issued under the plan were 570,813, 287,191 and 283,240 for the years ended June 30, 2008, 2007 and 2006, respectively. We recognized $2.6 million, $1.9 million and $2.1 million in compensation expense for the years ended June 30, 2008, 2007 and 2006, respectively, related to this plan. As of June 30, 2008 and 2007, unamortized compensation expense related to the employee stock purchase plan was $1.6 million and $1.3 million, respectively.

16.	Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2008	2007	2006
Current	$115,089	$216,382	$220,973
Deferred	(137,949)	(44,564)	(41,921)

	$(22,860)	$171,818	$179,052

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes and other	1.1	1.7	1.9
Tax contingency resolutions		(4.4)
Investment in Canadian subsidiaries	(15.3)
Deferred tax rate change	14.1
FIN 48 uncertain tax positions	(7.4)
Non-deductible impairment of goodwill	(3.2)
Tax exempt interest	2.0
Other	(1.5)

	24.8%	32.3%	36.9%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2008	2007
Deferred tax liabilities:
Capitalized direct loan origination costs	$(18,393)	$(18,177)
Other, including contingencies	(4,608)	(46,017)

	(23,001)	(64,194)

Deferred tax assets:
Allowance for loan losses	212,923	149,735
Net operating loss carryforward – Canada	6,065	8,887
Impairment of goodwill and other intangible amortization	71,494
Unrecognized income tax benefits from uncertain tax positions	37,557
Other	12,281	57,276

	340,320	215,898

Net deferred tax asset	$317,319	$151,704

We have Canadian net operating loss carryforwards for income tax reporting purposes of approximately $19.1 million. We have recorded a deferred tax asset of $6.1 million reflecting this benefit. Such net operating loss carryforwards expire between June 30, 2009 and June 30, 2017, and realization is dependent on generating sufficient taxable income prior to expiration. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are changed.

At June 30, 2008, our reinvestment of earnings from our Canadian subsidiaries is no longer considered permanent as a result of closure of our Canadian lending activities and return of certain assets to the United States. As a result, we recorded net deferred tax liabilities of $16.1 million related to our investment in the Canadian subsidiaries.

We adopted the provisions of FIN 48 on July 1, 2007. The adoption of FIN 48 resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income tax assets of $53.1 million and an increase to accrued taxes of $53.6 million.

Upon implementation of FIN 48 on July 1, 2007, unrecognized tax benefits were $42.3 million. The amount, if recognized, that would affect the effective tax rate was $17.7 million and includes the federal benefit of state taxes. As of June 30, 2008, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods is $57.7 million and $21.7 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Years ended June 30,	2008
Gross unrecognized tax benefits at beginning of year	$42,312
Increases in tax positions for prior years	4,621
Decrease in tax positions for prior years	(14,536)
Increase in tax positions for current year	25,938
Lapse of statute of limitations	(420)
Settlements	(187)

Gross unrecognized tax benefits at end of year	$57,728

At June 30, 2008, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.4 million to $11.3 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statute of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2007, accrued interest and penalties associated with uncertain tax positions were $5.6 million and $6.9 million, respectively. For the year ended June 30, 2008, accrued interest and accrued penalties associated with uncertain tax positions increased by $3.9 million and $0.6 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. The Internal Revenue Service (“IRS”) completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2008. The returns for those years are subject to an appeals proceeding, which we anticipate will be concluded by the end of fiscal year 2009. We expect the outcome of the appeals proceeding will not result in a material change to our financial position or results of operations. Our U.S. federal income tax returns prior to fiscal year 2004 are closed. Foreign and U.S. state jurisdictions have statutes of limitations that generally range from three to five years. Our tax returns are currently under examination in various U.S. state jurisdictions.

17.	Restructuring Charges

We recognized restructuring charges of $20.1 million during fiscal year 2008 related to the implementation of our revised operating plan. See Note 1 “Summary of Significant Accounting Policies–Recent Market Developments”.

Since 2003, total costs incurred to date related to our restructuring activities include $40.2 million in personnel-related costs and $71.9 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the years ended June 30, 2008, 2007 and 2006, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at July 1, 2005		$13,498	$2,959	$16,457
Additions	$1,250	712		1,962
Cash settlements	(184)	(2,926)		(3,110)
Non-cash settlements		(718)	(358)	(1,076)
Adjustments		1,107	(24)	1,083

Balance at June 30, 2006	1,066	11,673	2,577	15,316
Cash settlements	(944)	(6,700)		(7,644)
Non-cash settlements		(343)	(720)	(1,063)
Adjustments		(455)	116	(339)

Balance at June 30, 2007	122	4,175	1,973	6,270
Additions	18,099	2,243	434	20,776
Cash settlements	(14,860)	(2,278)	(457)	(17,595)
Non-cash settlements		(65)	(336)	(401)
Adjustments	(154)	(334)	(172)	(660)

Balance at June 30, 2008	$3,207	$3,741	$1,442	$8,390

18.	Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2008	2007	2006
Net (loss) income	$(69,319)	$360,249	$306,183

Interest expense related to the 2003 convertible senior notes, net of related tax effects		3,090	2,878

Adjusted net (loss) income	$(69,319)	$363,339	$309,061

Basic weighted average shares	114,962,241	119,155,716	133,837,116

Incremental shares resulting from assumed conversions:
Stock based compensation and warrants		3,364,024	4,282,595
2003 convertible senior notes		10,705,205	10,705,205

		14,069,229	14,987,800

Diluted weighted average shares	114,962,241	133,224,945	148,824,916

(Loss) earnings per share:
Basic	$(0.60)	$3.02	$2.29

Diluted	$(0.60)	$2.73	$2.08

Basic (loss) earnings per share have been computed by dividing net (loss) income by weighted average shares outstanding.

Diluted loss per share has been computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares. Diluted earnings per share has been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003 by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.6 million and 0.7 million shares of common stock at June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million and 10.9 million shares of common stock for the years ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares.

19.	Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2008	2007	2006
Interest costs (none capitalized)	$835,698	$678,359	$402,492
Income taxes	79,926	186,068	195,749

Non-cash investing and financing activities during the years ended June 30, 2008, 2007 and 2006, included $5.8 million, $3.0 million and $2.2 million, respectively, of common stock issued for employee benefit plans.

During the year ended June 30, 2006, we entered into capital lease agreements for property and equipment of $1.7 million. We did not enter into any significant capital lease agreements for property and equipment during the years ended June 30, 2008 and 2007.

20.	Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

Years Ended June 30,	2008	2007	2006
Net unrealized gains on credit enhancement assets:
Balance at beginning of year	$235	$2,233	$6,122
Unrealized (losses) gains, net of taxes of $54, $175, and $865, respectively	(114)	174	1,479
Reclassification into earnings, net of taxes of $(51), $(1,220), and $(3,141), respectively	(121)	(2,172)	(5,368)

Balance at end of year		235	2,233

Unrealized gain on equity investment:
Balance at beginning of year		29,968
Change in fair market value, net of taxes of $1,839 and $20,798		2,658	35,549
Reclassification of gain on sale into earnings, net of taxes of $(19,371) and $(3,266)		(32,626)	(5,581)

Balance at end of year			29,968

Unrealized gains on cash flow hedges:
Balance at beginning of year	8,345	9,488	3,878
Change in fair value associated with current period hedging activities, net of taxes of $(40,595), $4,393, and $7,328, respectively	(68,444)	7,143	12,527
Reclassification into earnings, net of taxes of $9,212, $(4,286), and $(4,046), respectively	15,423	(8,286)	(6,917)

Balance at end of year	(44,676)	8,345	9,488

Accumulated foreign currency translation adjustment:
Balance at beginning of year	37,114	32,593	23,565
Translation gain (net of taxes of $4,697 for fiscal year ended June 30, 2008)	1,158	4,521	9,028

Balance at end of year	38,272	37,114	32,593

Total accumulated other comprehensive (loss) income	$(6,404)	$45,694	$74,282

21.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

June 30,			2008		2007
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$433,493	$433,493	$910,304	$910,304
Finance receivables, net	(b	)	14,030,299	13,826,318	15,102,370	14,878,986
Restricted cash – securitization notes payable	(a	)	982,670	982,670	1,014,353	1,014,353
Restricted cash – credit facilities	(a	)	259,699	259,699	166,884	166,884
Restricted cash – other	(a	)	54,173	54,173	12,434	12,434
Interest rate swap agreements	(d	)			14,926	14,926
Interest rate cap agreements purchased	(d	)	36,471	36,471	13,410	13,410
Financial liabilities:
Credit facilities	(c	)	2,928,161	2,928,161	2,541,702	2,541,702
Securitization notes payable	(d	)	10,420,327	10,006,738	11,939,447	11,708,795
Senior notes	(d	)	200,000	160,500	200,000	200,000
Convertible senior notes	(d	)	750,000	519,813	750,000	886,442
Other notes payable	(e	)	1,203	1,203	752	752
Interest rate swap agreements	(d	)	72,697	72,697
Interest rate cap agreements sold	(d	)	36,381	36,381	13,410	13,410

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash - other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(e)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

22.	Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended June 30, 2008

Total revenue	$652,674	$653,254	$638,742	$598,412
Income (loss) before income taxes	86,348	(29,061)	61,154	(210,620)
Net income (loss)	61,819	(19,090)	38,165	(150,213)
Basic earnings (loss) per share	0.53	(0.17)	0.33	(1.30)
Diluted earnings (loss) per share	0.49	(0.17)	0.31	(1.30)
Diluted weighted average shares	128,111,826	114,253,706	126,728,797	115,299,234

Fiscal year ended June 30, 2007

Total revenue	$523,621	$575,636	$615,273	$625,393
Income before income taxes	117,648	150,804	129,432	134,183
Net income	74,236	95,426	103,732	86,855
Basic earnings per share	0.59	0.82	0.88	0.74
Diluted earnings per share	0.54	0.74	0.80	0.66
Diluted weighted average shares	139,718,283	130,153,556	131,166,057	131,816,572

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

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2008 and 2007 and for each of the three years in the period ended June 30, 2008.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING BALANCE SHEET

June 30, 2008

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$361,352	$72,141		$433,493
Finance receivables, net		173,077	13,857,222		14,030,299
Restricted cash - securitization notes payable			982,670		982,670
Restricted cash - credit facilities			259,699		259,699
Property and equipment, net	$5,860	49,611			55,471
Leased vehicles, net		106,689	104,168		210,857
Deferred income taxes	19,244	311,761	(13,686)		317,319
Other assets	1,372	193,972	62,058		257,402
Due from affiliates	941,157		3,911,745	$(4,852,902)
Investment in affiliates	1,967,775	5,908,573	544,169	(8,420,517)

Total assets	$2,935,408	$7,105,035	$19,780,186	$(13,273,419)	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,928,161		$2,928,161
Securitization notes payable			10,420,327		10,420,327
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$21,561	(42)		21,519
Accrued taxes and expenses	87,335	55,661	73,391		216,387
Other liabilities	1,203	112,743			113,946
Due to affiliates		4,852,902		$(4,852,902)

Total liabilities	1,038,538	5,042,867	13,421,837	(4,852,902)	14,650,340

Shareholders’ equity:
Common stock	1,188	50,775	30,627	(81,402)	1,188
Additional paid-in capital	42,336	75,878	3,659,102	(3,734,980)	42,336
Accumulated other comprehensive (loss) income	(6,404)	(21,801)	40,602	(18,801)	(6,404)
Retained earnings	1,912,684	1,957,316	2,628,018	(4,585,334)	1,912,684

	1,949,804	2,062,168	6,358,349	(8,420,517)	1,949,804
Treasury stock	(52,934)				(52,934)

Total shareholders’ equity	1,896,870	2,062,168	6,358,349	(8,420,517)	1,896,870

Total liabilities and shareholders’ equity	$2,935,408	$7,105,035	$19,780,186	$(13,273,419)	$16,547,210

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

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended June 30, 2008

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$83,321	$2,299,163		$2,382,484
Other income	$39,232	1,290,471	2,974,478	$(4,144,402)	159,779
Servicing income (loss)		57,059	(56,240)		819
Equity in income of affiliates	(57,110)	267,141		(210,031)

	(17,878)	1,697,992	5,217,401	(4,354,433)	2,543,082

Costs and expenses
Operating expenses	23,167	92,888	318,121		434,176
Provision for loan losses		103,852	1,027,110		1,130,962
Impairment of goodwill		212,595			212,595
Interest expense	32,300	1,434,144	3,515,370	(4,144,402)	837,412
Restructuring charges		20,116			20,116

	55,467	1,863,595	4,860,601	(4,144,402)	2,635,261

(Loss) income before income taxes	(73,345)	(165,603)	356,800	(210,031)	(92,179)

Income tax (benefit) provision	(4,026)	(108,493)	89,659		(22,860)

Net (loss) income	$(69,319)	$(57,110)	$267,141	$(210,031)	$(69,319)

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$119,678	$2,022,792		$2,142,470
Other income	$53,688	2,244,409	4,765,829	$(6,927,833)	136,093
Servicing income (loss)		36,972	(27,609)		9,363
Gain on sale of equity investment		51,997			51,997
Equity in income of affiliates	376,744	264,110		(640,854)

	430,432	2,717,166	6,761,012	(7,568,687)	2,339,923

Costs and expenses
Operating expenses	65,267	45,037	289,413		399,717
Provision for loan losses		(102,922)	830,575		727,653
Interest expense	12,784	2,359,892	5,235,982	(6,927,833)	680,825
Restructuring charges		(339)			(339)

	78,051	2,301,668	6,355,970	(6,927,833)	1,807,856

Income before income taxes	352,381	415,498	405,042	(640,854)	532,067

Income tax (benefit) provision	(7,868)	38,754	140,932		171,818

Net income	$360,249	$376,744	$264,110	$(640,854)	$360,249

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2006

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$100,631	$1,540,494		$1,641,125
Other income	$51,755	1,776,140	3,985,997	$(5,727,735)	86,157
Servicing income		31,094	44,115		75,209
Gain on sale of equity investment		8,847			8,847
Equity in income of affiliates	307,636	340,962		(648,598)

	359,391	2,257,674	5,570,606	(6,376,333)	1,811,338

Costs and expenses
Operating expenses	35,558	51,915	248,680		336,153
Provision for loan losses		65,187	502,358		567,545
Interest expense	18,500	1,849,379	4,279,216	(5,727,735)	419,360
Restructuring charges		3,045			3,045

	54,058	1,969,526	5,030,254	(5,727,735)	1,326,103

Income before income taxes	305,333	288,148	540,352	(648,598)	485,235

Income tax (benefit) provision	(850)	(19,488)	199,390		179,052

Net income	$306,183	$307,636	$340,962	$(648,598)	$306,183

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2008

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(69,319)	$(57,110)	$267,141		$(210,031)	$(69,319)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization		334	50,086	37,059			87,479
Accretion and amortization of loan fees			8,529	20,906			29,435
Provision for loan losses			103,852	1,027,110			1,130,962
Deferred income taxes		(56,149)	(160,193)	78,393			(137,949)
Accretion of present value discount				(651)			(651)
Stock based compensation expense		17,945					17,945
Impairment of goodwill			212,595				212,595
Other		10,193	6,915	(138)			16,970
Equity in income of affiliates		57,110	(267,141)			210,031
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets		25,785	(74,004)	9,695			(38,524)
Accrued taxes and expenses		33,104	(12,244)	(9,842)			11,018

Net cash provided (used) by operating activities		19,003	(188,715)	1,429,673			1,259,961

Cash flows from investing activities:
Purchases of receivables			(6,260,198)	(5,992,951)		5,992,951	(6,260,198)
Principal collections and recoveries on receivables			119,528	5,989,162			6,108,690
Net proceeds from sale of receivables			5,992,951			(5,992,951)
Distributions from gain on sale Trusts				7,466			7,466
Purchases of property and equipment		1,412	(9,875)				(8,463)
Purchases of leased vehicles			(103,904)	(94,922)			(198,826)
Change in restricted cash - securitization notes payable			(10)	31,693			31,683
Change in restricted cash - credit facilities				(92,754)			(92,754)
Change in other assets			(42,912)	1,181			(41,731)
Net change in investment in affiliates		(7,457)	(1,589,195)	(14,822)		1,611,474

Net cash used by investing activities		(6,045)	(1,893,615)	(165,947)		1,611,474	(454,133)

Cash flows from financing activities:
Net change in credit facilities				385,611			385,611
Issuance of securitization notes payable				4,250,000			4,250,000
Payments on securitization notes payable				(5,774,035)			(5,774,035)
Debt issuance costs				(39,347)			(39,347)
Repurchase of common stock		(127,901)					(127,901)
Net proceeds from issuance of common stock		25,174	12	1,610,217		(1,610,229)	25,174
Other net changes		324	(1)				323
Net change in due (to) from affiliates		88,287	1,543,437	(1,634,952)		3,228

Net cash (used) provided by financing activities		(14,116)	1,543,448	(1,202,506)		(1,607,001)	(1,280,175)

Net (decrease) increase in cash and cash equivalents		(1,158)	(538,882)	61,220		4,473	(474,347)
Effect of Canadian exchange rate changes on cash and cash equivalents		1,158	848	3		(4,473)	(2,464)
Cash and cash equivalents at beginning of year			899,386	10,918			910,304

Cash and cash equivalents at end of year	$		$361,352	$72,141	$		$433,493

AMERICREDIT CORP.

FINANCIAL STATEMENT SCHEDULE

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2007

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$360,249	$376,744	$264,110		$(640,854)	$360,249
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		333	11,501	24,903			36,737
Accretion and amortization of loan fees			2,867	(19,849)			(16,982)
Provision for loan losses			(102,922)	830,575			727,653
Deferred income taxes		8,422	(32,522)	(20,464)			(44,564)
Accretion of present value discount				(6,637)			(6,637)
Stock based compensation expense		20,230					20,230
Gain on sale of available for sale securities			(51,997)				(51,997)
Other			2,752	(356)			2,396
Equity in income of affiliates		(376,744)	(264,110)			640,854
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets		(16,252)	26,348	20,217			30,313
Accrued taxes and expenses		18,956	(15,771)	18,420			21,605

Net cash provided (used) by operating activities		15,194	(47,110)	1,110,919			1,079,003

Cash flows from investing activities:
Purchases of receivables			(8,832,379)	(6,871,640)		6,871,640	(8,832,379)
Principal collections and recoveries on receivables			1,938,046	3,946,094			5,884,140
Net proceeds from sale of receivables			6,871,640			(6,871,640)
Distributions from gain on sale Trusts				93,271			93,271
Purchases of property and equipment			(11,604)				(11,604)
Purchases of leased vehicles				(28,427)			(28,427)
Proceeds from sale of equity investment			62,961				62,961
Acquisition of Long Beach, net of cash acquired			(257,813)				(257,813)
Change in restricted cash - securitization notes payable			(8)	(32,945)			(32,953)
Change in restricted cash - credit facilities				(23,579)			(23,579)
Change in other assets			3,475	(1,161)			2,314
Net change in investment in affiliates		(723)	(491,007)	(76,245)		567,975

Net cash used by investing activities		(723)	(716,689)	(2,994,632)		567,975	(3,144,069)

Cash flows from financing activities:
Net change in credit facilities			(202,522)	435,417			232,895
Issuance of securitization notes payable				6,748,304			6,748,304
Payments on securitization notes payable			(2,074)	(4,921,551)			(4,923,625)
Issuance of senior notes		200,000					200,000
Issuance of convertible debt		550,000					550,000
Debt issuance costs				(40,247)			(40,247)
Proceeds from sale of warrants related to convertible debt		93,086					93,086
Purchase of call option related to convertible debt		(145,710)					(145,710)
Repurchase of common stock		(324,054)					(324,054)
Net proceeds from issuance of common stock		58,157		588,708		(588,708)	58,157
Other net changes		(3,232)	19,170				15,938
Net change in due (to) from affiliates		(447,240)	1,336,622	(915,997)		26,615

Net cash (used) provided by financing activities		(18,993)	1,151,196	1,894,634		(562,093)	2,464,744

Net (decrease) increase in cash and cash equivalents		(4,522)	387,397	10,921		5,882	399,678
Effect of Canadian exchange rate changes on cash and cash equivalents		4,522	(1,251)	(3)		(5,882)	(2,614)
Cash and cash equivalents at beginning of year			513,240				513,240

Cash and cash equivalents at end of year	$		$899,386	$10,918	$		$910,304

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmeriCredit Corp.:

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriCredit Corp. and subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

August 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmeriCredit Corp.:

In our opinion, the consolidated statements of operations and comprehensive operations, of shareholders’ equity and of cash flows for the year ended June 30, 2006, present fairly, in all material respects, the results of operations and cash flows of AmeriCredit Corp. and its subsidiaries for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations Inherent in all Controls

Our management, including the CEO and CFO, recognize that the disclosure controls and procedures and internal controls over financial reporting (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

MANAGEMENT’S REPORTS

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

On October 31, 2007, our Chief Executive Officer certified that he was not aware of any violation by us of the New York Stock Exchange’s Corporate Governance listing standards.

We have filed with the Securities and Exchange Commission, as exhibits to our Annual Report on Form 10-K for the year ended June 30, 2008, our Chief Executive Officer’s and Chief Financial Officer’s certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the “Internal Control-Integrated Framework,” management concluded that our internal control over financial reporting was effective as of June 30, 2008. Our internal control over financial reporting as of June 30, 2008, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmeriCredit Corp.:

We have audited the internal control over financial reporting of AmeriCredit Corp. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008, of the Company and our report dated August 28, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

DELOITTE & TOUCHE LLP

Dallas, Texas

August 28, 2008

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

The information with respect to our audit committee financial expert contained under the caption “Board Committees and Meetings” in our proxy statement for the 2008 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

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

Information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption “Report of the Audit Committee” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2008 and 2007.

Consolidated Statements of Operations and Comprehensive Operations for the years ended June 30, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2008.

AmeriCredit Corp.

BY:	/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifton H. Morris, Jr.	Director and Chairman of the Board	August 28, 2008
Clifton H. Morris, Jr.

/s/ Daniel E. Berce	Director, President and Chief Executive Officer	August 28, 2008
Daniel E. Berce

/s/ Chris A. Choate	Executive Vice President,	August 28, 2008
Chris A. Choate	Chief Financial Officer and Treasurer (Chief Accounting Officer)

/s/ John R. Clay	Director	August 28, 2008
John R. Clay

/s/ Ian M. Cumming	Director	August 28, 2008
Ian M. Cumming

/s/ A.R. Dike	Director	August 28, 2008
A.R. Dike

/s/ James H. Greer	Director	August 28, 2008
James H. Greer

/s/ Douglas K. Higgins	Director	August 28, 2008
Douglas K. Higgins

/s/ Kenneth H. Jones, Jr.	Director	August 28, 2008
Kenneth H. Jones, Jr.

/s/ Justin R. Wheeler	Director	August 28, 2008
Justin R. Wheeler

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2 (1)	Amendment to Articles of Incorporation, filed October 18, 1989 (Exhibit 3.2)

3.3 (4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4 (@)	Bylaws of the Company, as amended through March 4, 2008

4.1 (3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

10.1 (2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2 (7)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.2.1 (14)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.2.2 (19)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.2.3 (22)	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.1)

10.3 (23)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Clifton H. Morris, Jr. (Exhibit 10.4.3)

10.4 (23)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Daniel E. Berce (Exhibit 10.5.2)

10.5 (23)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Chris A. Choate (Exhibit 10.6.1)

10.6 (23)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Mark Floyd (Exhibit 10.7.1)

10.7 (23)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Preston A. Miller (Exhibit 10.8.2)

10.8 (5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.8.1 (6)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.8.2 (24)	Amendment No. 2 to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. (Exhibit 99.2)

10.9 (15)	1999 Employee Stock Option Plan of AmeriCredit Corp. (Exhibit 4.4)

10.10 (8)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.11 (9)	i4 Gold Stock Option Program

10.12.1 (14)	Amended and Restated i4 Gold Stock Option Program

10.13 (10)	Management Stock Option Plan of AmeriCredit Corp.

10.14 (11)	AmeriCredit Corp. Employee Stock Purchase Plan

10.14.1 (12)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.14.2 (13)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.14.3 (17)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

10.15 (30)	Third Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and The Bank one of New York (Exhibit 99.1)

10.15.1 (30)	Third Amended and Restated Indenture, dated October 30, 2006, among AmeriCredit Master Trust, The Bank of New York and Deutsche Bank Trust Company Americas (Exhibit 99.2)

10.15.2 (30)	Third Amended and Restated Class A Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A Purchasers and Deutsche Bank, AG (Exhibit 99.3)

10.15.3 (30)	Third Amended and Restated Class B Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 99.4)

10.15.4 (30)	Third Amended and Restated Class C Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 99.5)

10.15.5 (30)	Third Amended and Restated Class S Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 99.6)

10.16 (18)	Note Purchase Agreement, dated August 19, 2004, among AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., Sheffield Receivables Corporation, and Barclays Bank, PLC, as agent (Exhibit 10.3)

10.16.1 (18)	Servicing and Custodian Agreement, dated August 19, 2004, among AmeriCredit Financial Services, Inc., AmeriCredit Repurchase Trust, Wells Fargo Bank, National Association, as collateral agent and backup servicer, and Barclays Bank, PLC, as agent (Exhibit 10.4)

10.16.2 (18)	Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp., and Wells Fargo Bank, National Association, as collateral agent and securities intermediary (Exhibit 10.2)

10.16.3 (25)	Amendment No. 8, dated August 17, 2006, to the Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AmeriCredit Financial Services, Inc., AFS Warehouse Corp. and Wells Fargo Bank, National Association (Exhibit 99.1)

10.16.4 (32)	Amendment No. 11, dated August 16, 2007, to the Security Agreement, dated August 19, 2004, among Sheffield Receivables Corporation, AmeriCredit Repurchase Trust, AFS Warehouse Corp. and Wells Fargo Bank, National Association (Exhibit 99.2)

10.17 (26)	Security Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.2)

10.17.1 (26)	Servicing and Custodian Agreement dated as of October 3, 2006, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust V and Wells Fargo Bank (Exhibit 99.3)

10.17.2 (26)	Master Receivables Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.5)

10.17.3 (26)	Insurance Agreement dated as of October 3, 2006, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.6)

10.17.4 (26)	Note Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., Meridian Funding Company, LLC and MBIA Insurance Corporation (Exhibit 99.4)

10.18 (19)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.19 (16)	Indenture, dated as of November 18, 2003, among AmeriCredit Corp the Guarantors and HSBC Bank USA (Exhibit 10.12)

10.20 (20)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

10.21 (21)	Revised Form of Stock Appreciation Rights Agreement (Exhibit 10.1)

10.22 (27)	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $275,000,000 0.75% Convertible Senior Notes due 2011 (Exhibit 10.2)

10.23 (27)	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $275,000,000 2.125% Convertible Senior Notes due 2013 (Exhibit 10.3)

10.24 (28)	Stock Purchase Agreement, dated as of December 4, 2006, among AmeriCredit Financial Services, Inc., ACC Capital Holdings Corporation and Long Beach Acceptance Corporation (Exhibit 2.1)

10.25 (29)	Restricted Stock Unit Agreement (Exhibit 99.1)

10.26 (31)	Indenture, dated as of June 28, 2007, among AmeriCredit Corp., the Guarantors party thereto and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 4.1)

10.26.1 (31)	Registration Rights Agreement, dated as of June 28, 2007, among AmeriCredit Corp., as issuer, and Deutsche Bank Securities Inc. and Lehman Brothers Inc, as representatives of the initial purchasers, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 10.1)

10.27 (33)	Indenture, dated September 5, 2007, between Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent, and JPMorgan Chase Bank, NA, as Administrative Agent (Exhibit 99.1)

10.27.1 (33)	Sale and Servicing Agreement, dated September 5, 2007, among AmeriCredit PNP Warehouse Trust, AmeriCredit Funding Corp. IX, AmeriCredit Financial Services, Inc. and Wells Fargo Bank, National Association (Exhibit 99.2)

10.27.2 (33)	Class A Note Purchase Agreement, dated September 5, 2007, among AmeriCredit PNP Warehouse Trust, AmeriCredit Funding Corp. IX, AmeriCredit Financial Services, Inc., The Class A Purchasers and JPMorgan Chase Bank, NA (Exhibit 99.3)

10.27.4 (33)	Class B Note Purchase Agreement, dated September 5, 2007, among AmeriCredit PNP Warehouse Trust, AmeriCredit Funding Corp. IX, AmeriCredit Financial Services, Inc., The Class B Purchasers and JPMorgan Chase Bank, NA (Exhibit 99.4)

10.28 (34)	Letter Agreement, dated March 4, 2008, between AmeriCredit Corp. and Leucadia National Corporation (Exhibit 99.1)

10.29 (35)	Forward Purchase Agreement, dated April 15, 2008, between AmeriCredit Corp. and Deutsche Bank AG, Cayman Islands Branch (Exhibit 10.1)

10.29.1 (35)	Warrant Agreement, dated April 15, 2008, between AmeriCredit Corp. and Deutsche Bank Securities Inc. (Exhibit 10.2)

10.30 (36)	Registration Rights Agreement, dated April 21, 2008, between AmeriCredit Corp. and Leucadia National Corporation (Exhibit 99.1)

12.1 (@)	Statement Re Computation of Ratios

21.1 (@)	Subsidiaries of the Registrant

23.1 (@)	Consent of Independent Registered Public Accounting Firm

23.2 (@)	Consent of Independent Registered Public Accounting Firm

31.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 (@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on July 31, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(10)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(13)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission

(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(16)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed by the Company with the Securities and Exchange Commission.
(17)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 18, 2003, by the Company with the Securities and Exchange Commission (Exhibit 4.4.3)
(18)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed by the Company with the Securities and Exchange Commission.
(19)	Filed as an exhibit to the Proxy Statement, filed on Form DEF 14A with the Securities and Exchange Commission on September 28, 2004.
(20)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2004.
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed by the Company with the Securities and Exchange Commission.
(22)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(23)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed by the Company with the Securities and Exchange Commission.
(24)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.
(25)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006.
(26)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2006.
(27)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed by the Company with the Securities and Exchange Commission.
(28)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2006.
(29)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2006.
(30)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006.
(31)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2007.
(32)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2007.
(33)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2007.
(34)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 4, 2008.
(35)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2008.
(36)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2008.
(@)	Filed herewith.