Form 10-Q
period 2008-09-30
AMERICREDIT CORP
filed 2008-11-10
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 116,284,194 shares of common stock, $0.01 par value outstanding as of October 31, 2008.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$243,752	$433,493
Finance receivables, net	13,102,726	14,030,299
Restricted cash – securitization notes payable	915,694	982,670
Restricted cash – credit facilities	190,619	259,699
Property and equipment, net	52,992	55,471
Leased vehicles, net	198,606	210,857
Deferred income taxes	317,444	317,319
Investment in money market fund	112,346
Other assets	237,224	257,402

Total assets	$15,371,403	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$2,990,427	$2,928,161
Securitization notes payable	9,289,957	10,420,327
Senior notes	200,000	200,000
Convertible senior notes	635,349	750,000
Funding payable	16,051	21,519
Accrued taxes and expenses	217,631	216,387
Other liabilities	104,555	113,946

Total liabilities	13,453,970	14,650,340

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 118,721,550 and 118,766,250 shares issued	1,187	1,188
Additional paid-in capital	58,873	42,336
Accumulated other comprehensive loss	(1,043)	(6,404)
Retained earnings	1,911,022	1,912,684

	1,970,039	1,949,804
Treasury stock, at cost (2,437,356 and 2,454,534 shares)	(52,606)	(52,934)

Total shareholders’ equity	1,917,433	1,896,870

Total liabilities and shareholders’ equity	$15,371,403	$16,547,210

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2008	2007
Revenue
Finance charge income	$533,973	$611,858
Other income	32,070	40,816

	566,043	652,674

Costs and expenses
Operating expenses	84,255	104,965
Depreciation expense – leased vehicles	10,914	5,585
Provision for loan losses	274,865	244,645
Interest expense	195,046	211,261
Restructuring charges, net	551	(130)

	565,631	566,326

Income before income taxes	412	86,348

Income tax provision	2,074	24,529

Net (loss) income	(1,662)	61,819

Other comprehensive income (loss)
Unrealized losses on credit enhancement assets		(198)
Unrealized gains (losses) on cash flow hedges	9,925	(36,143)
Foreign currency translation adjustment	(1,285)	7,400
Income tax (provision) benefit	(3,279)	10,260

Other comprehensive income (loss)	5,361	(18,681)

Comprehensive income	$3,699	$43,138

(Loss) earnings per share
Basic	$(0.01)	$0.53

Diluted	$(0.01)	$0.49

Weighted average shares
Basic	116,271,119	115,550,318

Diluted	116,271,119	128,111,826

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(1,662)	$61,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,885	16,955
Accretion and amortization of loan fees	6,995	4,688
Provision for loan losses	274,865	244,645
Deferred income taxes	(3,166)	24,529
Stock-based compensation expense	3,894	7,032
Amortization of warrants	12,348
Other	2,676	438
Changes in assets and liabilities:
Other assets	1,417	(39,057)
Accrued taxes and expenses	6,960	(40,810)

Net cash provided by operating activities	330,212	280,239

Cash flows from investing activities
Purchases of receivables	(586,647)	(2,290,411)
Principal collections and recoveries on receivables	1,213,444	1,585,813
Purchases of property and equipment	(855)	(2,877)
Net purchases of leased vehicles		(131,713)
Investment in money market fund	(115,821)
Change in restricted cash – securitization notes payable	66,976	19,540
Change in restricted cash – credit facilities	68,735	(207,180)
Change in other assets	17,847	(8,431)

Net cash provided (used) by investing activities	663,679	(1,035,259)

Cash flows from financing activities
Net change in credit facilities	67,013	(333,457)
Issuance of securitization notes payable		2,500,000
Payments on securitization notes payable	(1,130,862)	(1,559,673)
Retirement of convertible debt	(114,048)
Debt issuance costs	(3,366)	(8,985)
Repurchase of common stock		(127,901)
Proceeds from issuance of common stock	14	10,199
Other net changes	(2,982)	(79)

Net cash (used) provided by financing activities	(1,184,231)	480,104

Net decrease in cash and cash equivalents	(190,340)	(274,916)
Effect of Canadian exchange rate changes on cash and cash equivalents	599	1,682
Cash and cash equivalents at beginning of period	433,493	910,304

Cash and cash equivalents at end of period	$243,752	$637,070

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

The consolidated financial statements as of September 30, 2008, and for the three months ended September 30, 2008 and 2007, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2008.

Recent Developments

We anticipate a number of factors will continue to adversely affect our liquidity in fiscal 2009: higher credit enhancement levels in our securitization transactions caused by a reduction in excess spread due to a higher cost of funds and due to credit deterioration we are experiencing in our portfolio; unprecedented disruptions in the capital markets making the execution of securitization transactions more challenging and expensive and decreasing cash distributions from our securitization Trusts due to weaker credit performance.

Since January 2008, we have revised our operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under this revised plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination target has been reduced to approximately $100 million per month. We recognized a restructuring charge of $0.6 million during the three months ended September 30, 2008.

We believe that we have sufficient liquidity and warehouse capacity to operate under this plan through fiscal 2009 assuming the completion of at least one additional securitization transaction on similar terms as in the AmeriCredit Automobile Receivable Trust (“AMCAR”) 2008-1. We intend to utilize the forward purchase commitment with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”) to place the triple-A rated asset-backed securities in such a securitization transaction. Additionally, we are currently negotiating with a significant shareholder concerning the acquisition of subordinated securities of such a securitization transaction, as well as the exchange of certain of our unsecured debt securities for additional shares of our common stock. If this transaction is consummated on the terms presently being discussed, such significant shareholder will acquire one seat on our board and we will waive the application of the Texas business combination law. However, if we are unable to complete the above mentioned transaction with this shareholder and the asset-backed securities market or the credit markets, in general, continue to deteriorate we may be unable to place the subordinated securities on acceptable terms or at all. In addition, if we breach any of the covenants in our forward purchase commitment, we may be unable to place the triple-A rated asset-backed securities. Our credit facilities also contain covenants, which if breached, could restrict our ability to borrow under such facilities to fund new loan originations, or in a worst case, could result in events of default under most of our debt agreements. Failure to complete a securitization transaction or the inability to access our credit facilities would raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements and Accounting Changes

In the first quarter of 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 9 – “Fair Value of Assets and Liabilities” for further details on our fair value measurements.

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2008	June 30, 2008
Finance receivables unsecuritized, net of fees	$3,869,845	$3,572,214

Finance receivables securitized, net of fees	10,193,000	11,409,198

Less nonaccretable acquisition fees	(33,469)	(42,802)

Less allowance for loan losses	(926,650)	(908,311)

	$13,102,726	$14,030,299

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $3,373.0 million and $3,327.3 million pledged under our credit facilities as of September 30 and June 30, 2008, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $822.5 million and $728.8 million of delinquent finance receivables as of September 30 and June 30, 2008, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse, and accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees and the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we recorded a discount on finance receivables repurchased upon the exercise of a clean-up call option from our gain on sale securitization transactions and accounted for such discounts as nonaccretable discounts.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Balance at beginning of period	$42,802	$120,425
Net charge-offs	(9,333)	(31,675)

Balance at end of period	$33,469	$88,750

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Balance at beginning of period	$908,311	$699,663
Provision for loan losses	274,865	244,645
Net charge-offs	(256,526)	(188,316)

Balance at end of period	$926,650	$755,992

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Receivables securitized		$2,688,182
Net proceeds from securitization		2,500,000
Servicing fees:
Sold	$9	91
Secured financing (a)	63,048	80,783
Distributions:
Sold		173
Secured financing	170,876	243,627

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

As of September 30 and June 30, 2008, we were servicing $10,196.2 million and $11,413.0 million, respectively, of finance receivables that have been transferred or sold to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche. Under this agreement and subject to certain terms, Deutsche will purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings. We paid $20.0 million of upfront commitment fees in connection with the agreement, which are being amortized to interest expense over the term of the facility. Unamortized costs of $10.8 million, as of September 30, 2008, are included in other assets on the consolidated balance sheets. Subsequent to September 30, 2008, we utilized $376.0 million of the commitment in conjunction with the execution of our AMCAR 2008-1 transaction. See Note 11 - “Warrants” for a discussion of warrants issued by us in connection with this transaction.

This agreement with Deutsche is subject to several performance covenants. We consider the most restrictive of these covenants to be the requirement to maintain a portfolio annualized net loss ratio of less than eight percent of average receivables on a rolling six month basis. If we were to breach any covenant in the agreement, Deutsche would no longer be obligated to purchase triple-A rated asset-backed securities under our AMCAR securitization program.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. Subsequent to September 30, 2008, and in conjunction with our AMCAR 2008-1 transaction, we obtained funding of $48.9 million by pledging AA/Aa2-rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging A/A3-rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the fundings under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized costs of $1.9 million, as of September 30, 2008, are included in other assets on the consolidated balance sheets. See Note 11 - “Warrants” for a discussion of warrants issued by us in connection with this transaction.

NOTE 4 – OTHER ASSETS – INVESTMENT IN MONEY MARKET FUND

We had an investment of $115.8 million in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has suspended redemptions and is in the process of liquidating its portfolio of investments. In mid-September, the net asset value of the Reserve Fund decreased below $1 per share as a result of the trustees of the Reserve Fund valuing their investments in Lehman Brothers Holdings Inc. (“LBHI”) debt securities held by the Reserve Fund at zero. Because redemptions of the fund have been suspended and our investment is not readily convertible to cash, we reclassified this investment on our balance sheet from cash and cash equivalents to other assets. We recognized an other than temporary impairment of $3.5 million, at September 30, 2008, by valuing the asset at the estimated net asset value of $0.97 per share as published by the Reserve Fund. As each security in the portfolio matures or additional liquidity becomes available within the fund, the Reserve Fund has indicated that interim distributions will be made to the investors in the fund on a pro rata basis. Changes in market conditions could result in further adjustments to the fair value of this investment. Subsequent to September 30, 2008, we received $58.8 million as a partial distribution from the Reserve Fund.

NOTE 5 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	September 30, 2008	June 30, 2008
Master warehouse facility	$1,597,483	$1,470,335
Medium term note facility	750,000	750,000
Call facility	94,325	156,945
Prime/Near prime facility	352,700	424,669
Canadian facility	107,218	126,212
Leasing warehouse facility	88,701

	$2,990,427	$2,928,161

Further detail regarding terms and availability of the credit facilities as of September 30, 2008, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (d)
Master warehouse facility (b):
October 2009	$2,245,000	$1,597,483	$1,773,914	$53,508
Medium term note facility (c):
October 2009	750,000	750,000	807,081	16,208
Call facility:		94,325	222,755
Prime/Near prime facility:
September 2009	450,000	352,700	432,635	5,962
Canadian facility:
May 2009		107,218	136,628	2,584
Leasing warehouse facility:
June 2009	100,000	88,701		1,249

	$3,545,000	$2,990,427	$3,373,013	$79,511

(a)	Because the facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	See discussion below regarding the bankruptcy of Lehman Brothers Holdings Inc. and its commitment to the master warehouse facility.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(d)	These amounts do not include cash collected on finance receivables pledged of $111.1 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. We consider the most restrictive of these covenants to be (i) maintenance of a portfolio annualized net credit loss ratio of less than 8.5 percent of average receivables on a rolling six month basis, (ii) maintenance of an average earnings ratio to interest expense for two consecutive fiscal quarters of not less than 1.2 times and (iii) the requirement to repurchase receivables that have been pledged to the master warehouse facility for more than 364 days. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of September 30, 2008, we were in compliance with all covenants in our credit facilities.

On September 15, 2008, LBHI filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Subsequently, 16 additional affiliates of LBHI (together with LBHI, “Lehman”) filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Lehman is one of the eleven financial institutions in the syndicate that comprise the master warehouse facility. Lehman’s commitment under the facility was $255 million, which amount will not be available for future borrowing. As of September 30, 2008, we had $105 million outstanding under the Lehman commitment which will be repaid as the facility pays off.

The call facility matured in August 2008 and was not renewed. The facility was paid off in October 2008.

The prime/near prime facility was renewed in September 2008 and reduced in size from $1,120.0 million to $450.0 million to align with the suspension of our prime/near prime origination platforms.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $5.0 million and $6.0 million as of September 30 and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $16.5 million and $19.3 million as of September 30 and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of September 30, 2008, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-C-A	May 2011	$800,000	3.2%	$91,906	$82,725
2004-D-F	July 2011	750,000	3.1%	100,396	91,789
2005-A-X	October 2011	900,000	3.7%	142,605	128,670
2005-1	May 2011	750,000	4.5%	134,534	97,467
2005-B-M	May 2012	1,350,000	4.1%	291,829	257,369
2005-C-F	June 2012	1,100,000	4.5%	278,986	250,148
2005-D-A	November 2012	1,400,000	4.9%	410,591	371,051
2006-1	May 2013	945,000	5.3%	309,464	240,458
2006-R-M	January 2014	1,200,000	5.4%	712,003	642,002
2006-A-F	September 2013	1,350,000	5.6%	581,003	526,252
2006-B-G	September 2013	1,200,000	5.2%	588,201	536,127
2007-A-X	October 2013	1,200,000	5.2%	663,198	609,019
2007-B-F	December 2013	1,500,000	5.2%	944,684	866,062
2007-1	March 2016	1,000,000	5.4%	586,381	580,824
2007-C-M	April 2014	1,500,000	5.5%	1,065,219	977,601
2007-D-F	June 2014	1,000,000	5.5%	761,863	697,541
2007-2-M	March 2016	1,000,000	5.3%	740,064	699,670
2008-A-F	October 2014	750,000	6.0%	835,706	667,626
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	41,087	42,888
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	39,552	41,071
BV2005-3 (a)	June 2014	220,107	5.1%	61,454	63,934
LB2004-C (a)	July 2011	350,000	3.5%	45,585	44,980
LB2005-A (a)	April 2012	350,000	4.1%	64,526	66,799
LB2005-B (a)	June 2012	350,000	4.4%	84,857	83,516
LB2006-A (a)	May 2013	450,000	5.4%	151,251	142,698
LB2006-B (a)	September 2013	500,000	5.2%	205,169	211,975
LB2007-A	January 2014	486,000	5.0%	260,886	269,695

		$22,818,803		$10,193,000	$9,289,957

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

During the three months ended September 30, 2008, we exceeded the cumulative default ratio target in the AMCAR 2007-D-F securitization. Accordingly, $6.7 million of cash otherwise distributable to us has been used to fund increased credit enhancement levels.

During fiscal 2008 and at September 30, 2008, three Long Beach Acceptance Corporation (“LBAC”) securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. Additionally, one other LBAC securitization (LB2005-A) had a delinquency ratio in excess of its targeted level as of September 30, 2008. Excess cash flows from this trust are being used to build higher credit enhancement instead of being distributed to us.

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those previously described. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust.

NOTE 7 – CONVERTIBLE SENIOR NOTES

In November 2003, we issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of our common stock at $18.68 per share. Additionally, we may exercise our option to repurchase the notes, or holders of the convertible senior notes may require us to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par. During the three months ended September 30, 2008, we repurchased $114.7 million of these convertible notes at a small discount. On October 20, 2008, we made a tender offer for the remaining balance of $85.3 million of these convertible notes which expires November 17, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30 and June 30, 2008, we had interest rate swap agreements with underlying notional amounts of $3,344.8 million and $3,181.5 million, respectively. The fair value of our interest rate swap agreements of $63.5 million and $72.7 million as of September 30, 2008 and June 30, 2008, respectively, are included in other liabilities on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $60.3 million and $70.2 million included in accumulated other comprehensive income as of September 30 and June 30, 2008, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was not material for the three month periods ended September 30, 2008 and 2007. We estimate approximately $41.5 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

As of September 30 and June 30, 2008, our special purpose finance subsidiaries had purchased interest rate cap agreements with underlying notional amounts of $3,226.6 million and $3,173.3 million, respectively. As of September 30 and June 30, 2008, we had sold interest rate cap agreements with underlying notional amounts of $3,087.6 million and $3,034.3 million, respectively. The fair value of interest rate cap agreements purchased by our special purpose finance subsidiaries of $36.6 million and $36.5 million as of September 30 and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets. The fair value of interest rate cap agreements sold by us of $36.5 million and $36.4 million as of September 30 and June 30, 2008, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30 and June 30, 2008, these restricted cash accounts totaled $36.4 million and $52.8 million, respectively, and are included in other assets on the consolidated balance sheets.

As described in Note 5 - “Credit Facilities”, Lehman filed for bankruptcy protection on September 15, 2008. At September 30, 2008, Lehman was the counterparty on interest rate swaps with notional amounts of $1,089.7 million and fair value of $25.9 million recorded in other liabilities on the consolidated balance sheet. We have ceased hedge accounting for these swaps and are currently seeking a replacement counterparty.

NOTE 9 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value during the period using the market and income approaches (in thousands):

	September 30, 2008
	Fair Value Measurements Using			Assets / Liabilities At Fair Value	Valuation Technique
	Quoted Prices In Active Markets Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Interest Rate Caps Purchased		$36,590		$36,590	(A	)
Other Assets – Investment in Money Market Fund			$112,346	112,346	(C	)

Total Assets		$36,590	$112,346	$148,936

Liabilities
Interest Rate Swap Agreements			$63,489	$63,489	(C	)
Interest Rate Caps Sold		$36,542		36,542	(A	)

Total Liabilities		$36,542	$63,489	$100,031

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal 2009 (in thousands):

	Other Assets - Investment in Money Market Fund	Interest Rate Swap Agreements
Balance at July 1, 2008		$(72,697)
Transfers into Level 3	$115,821
Total realized and unrealized losses:
Included in earnings	(3,475)	(1,343)
Included in other comprehensive income		(10,225)
Purchases, issuances and settlements		20,776

Balance at September 30, 2008	$112,346	$(63,489)

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. A brief description of the valuation techniques used for our Level 3 assets and liabilities is provided below.

Other Assets

We had an investment of $115.8 million in the Reserve Fund, a money market fund which has suspended redemptions and is in the process of liquidating the portfolio of investments. In mid-September, the net asset value of the Reserve Fund decreased below $1 per share as a result of the trustees of the Reserve Fund valuing their investments in LBHI debt securities held by the Reserve Fund at zero. Because redemptions of the fund have been suspended and our investment is not readily convertible to cash, we reclassified this investment on our balance sheet from cash and cash equivalents to other assets. We recognized an other than temporary impairment of $3.5 million, at September 30, 2008, by valuing the asset at the estimated net asset value of $0.97 per share as published by the Reserve Fund. As each security in the portfolio matures or additional liquidity becomes available within the fund, the Reserve Fund has indicated that interim distributions will be made to the investors in the fund on a pro rata basis. Changes in market conditions could result in further adjustments to the fair value of this investment. Subsequent to September 30, 2008, we received $58.8 million as a partial distribution from the Reserve Fund.

Derivatives

Our derivatives are not exchange traded but instead traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impacts of the derivative liabilities for our and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the senior notes and convertible senior notes was $835.3 and $950.0 million as of September 30 and June 30, 2008, respectively. See guarantor consolidating financial statements in Note 16 – “Guarantor Consolidating Financial Statements”.

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

NOTE 11 – WARRANTS

In connection with the closing of the forward purchase agreement with Deutsche (See Note 3 – “Securitizations”), we issued a warrant to an affiliate of Deutsche under which it may purchase up to 7.5 million shares of our common stock. The warrant may be exercised on or before April 15, 2015 at an exercise price of $12.01 per share. The total value of the warrant, $48.9 million, is being amortized to interest expense and additional paid in capital over the term of the forward purchase agreement. As of September 30, 2008, there was $26.5 million of unamortized cost.

In connection with the closing of the Wachovia funding facilities (See Note 3 – “Securitizations”), we issued a warrant to Wachovia under which they may purchase up to 1.0 million shares of common stock. The warrant may be exercised on or before September 24, 2015 at an exercise price of $13.55 per share. The total value of the warrant, $8.3 million, is being amortized to interest expense and additional paid in capital over the term of the Wachovia funding facilities. As of September 30, 2008, there was $8.2 million of unamortized cost.

NOTE 12 – INCOME TAXES

We had unrecognized tax benefits of $76.8 million and $57.7 million at September 30 and June 30, 2008, respectively. The increase is due primarily to an $18.8 million change attributable to current year activity in temporary items. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $21.9 million and $21.7 million at September 30 and June 30, 2008, respectively, which includes the federal benefit of state taxes.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2008, accrued interest and penalties associated with uncertain tax positions was $9.5 million and $7.4 million, respectively. During the three months ended September 30, 2008, we accrued an additional $1.0 million in potential interest and $0.7 million in potential penalties associated with uncertain tax positions.

At September 30, 2008, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $10.5 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Our effective income tax rate was 503.2% and 28.4% for the three months ended September 30, 2008 and 2007, respectively. The rate for the three months ended September 30, 2008, is primarily a result of the relationship between increases in interest and penalties associated with prior year tax positions discussed above and income before income taxes. The rate for the three months ended September 30, 2007, reflected a revised estimate of deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

NOTE 13 – RESTRUCTURING CHARGES

Since 2003, total costs incurred to date related to our restructuring activities include $40.2 million in personnel-related costs and $72.4 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the three months ended September 30, 2008, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at July 1, 2008	$3,207	$3,741	$1,442	$8,390
Cash settlements	(3,047)	(922)	(217)	(4,186)
Adjustments	5	357	189	551

Balance at September 30, 2008	$165	$3,176	$1,414	$4,755

NOTE 14 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Net (loss) income	$(1,662)	$61,819
Interest expense related to 2003 convertible senior notes, net of related tax effects		817

Adjusted net (loss) income	$(1,662)	$62,636

Basic weighted average shares	116,271,119	115,550,318

Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants		1,856,303
2003 convertible senior notes		10,705,205

		12,561,508

Diluted weighted average shares	116,271,119	128,111,826

(Loss) earnings per share:
Basic	$(0.01)	$0.53

Diluted	$(0.01)	$0.49

Basic (loss) earnings per share have been computed by dividing net (loss) income by weighted average shares outstanding.

Diluted loss per share has been computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive. Diluted earnings per share has been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.7 million shares of common stock at September 30, 2007, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares of common stock for the three months ended September 30, 2007, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares for the three months ended September 30, 2007.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Interest costs (none capitalized)	$184,831	$207,392
Income taxes	326	31,308

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$152,089	$91,663		$243,752
Finance receivables, net		409,957	12,692,769		13,102,726
Restricted cash – securitization notes payable			915,694		915,694
Restricted cash – credit facilities			190,619		190,619
Property and equipment, net	$5,777	47,215			52,992
Leased vehicles, net		25,140	173,466		198,606
Deferred income taxes	30,990	319,213	(32,759)		317,444
Investment in money market fund		112,346			112,346
Other assets	(266)	177,379	60,111		237,224
Due from affiliates	835,887		4,398,486	$(5,234,373)
Investment in affiliates	1,983,507	6,232,923	543,021	(8,759,451)

Total assets	$2,855,895	$7,476,262	$19,033,070	$(13,993,824)	$15,371,403

Liabilities:
Credit facilities			$2,990,427		$2,990,427
Securitization notes payable			9,289,957		9,289,957
Senior notes	$200,000				200,000
Convertible senior notes	635,349				635,349
Funding payable		$16,068	(17)		16,051
Accrued taxes and expenses	102,162	45,686	69,783		217,631
Other liabilities	951	103,604			104,555
Due to affiliates		5,234,373		$(5,234,373)

Total liabilities	938,462	5,399,731	12,350,150	(5,234,373)	13,453,970

Shareholders’ equity:
Common stock	1,187	50,775	30,627	(81,402)	1,187
Additional paid-in capital	58,873	75,878	3,924,343	(4,000,221)	58,873
Accumulated other comprehensive (loss) income	(1,043)	(18,272)	36,951	(18,679)	(1,043)
Retained earnings	1,911,022	1,968,150	2,690,999	(4,659,149)	1,911,022

	1,970,039	2,076,531	6,682,920	(8,759,451)	1,970,039
Treasury stock	(52,606)				(52,606)

Total shareholders’ equity	1,917,433	2,076,531	6,682,920	(8,759,451)	1,917,433

Total liabilities and shareholders’ equity	$2,855,895	$7,476,262	$19,033,070	$(13,993,824)	$15,371,403

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2008

(in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$361,352	$72,141		$433,493
Finance receivables, net		173,077	13,857,222		14,030,299
Restricted cash – securitization notes payable			982,670		982,670
Restricted cash – credit facilities			259,699		259,699
Property and equipment, net	$5,860	49,611			55,471
Leased vehicles, net		106,689	104,168		210,857
Deferred income taxes	19,244	311,761	(13,686)		317,319
Other assets	1,372	193,972	62,058		257,402
Due from affiliates	941,157		3,911,745	$(4,852,902)
Investment in affiliates	1,967,775	5,908,573	544,169	(8,420,517)

Total assets	$2,935,408	$7,105,035	$19,780,186	$(13,273,419)	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$2,928,161		$2,928,161
Securitization notes payable			10,420,327		10,420,327
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$21,561	(42)		21,519
Accrued taxes and expenses	87,335	55,661	73,391		216,387
Other liabilities	1,203	112,743			113,946
Due to affiliates		4,852,902		$(4,852,902)

Total liabilities	1,038,538	5,042,867	13,421,837	(4,852,902)	14,650,340

Shareholders’ equity:
Common stock	1,188	50,775	30,627	(81,402)	1,188
Additional paid-in capital	42,336	75,878	3,659,102	(3,734,980)	42,336
Accumulated other comprehensive (loss) income	(6,404)	(21,801)	40,602	(18,801)	(6,404)
Retained earnings	1,912,684	1,957,316	2,628,018	(4,585,334)	1,912,684

	1,949,804	2,062,168	6,358,349	(8,420,517)	1,949,804
Treasury stock	(52,934)				(52,934)

Total shareholders’ equity	1,896,870	2,062,168	6,358,349	(8,420,517)	1,896,870

Total liabilities and shareholders’ equity	$2,935,408	$7,105,035	$19,780,186	$(13,273,419)	$16,547,210

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended September 30, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$17,704	$516,269		$533,973
Other income	$8,107	279,052	540,473	$(795,562)	32,070
Equity in income of affiliates	10,834	62,981		(73,815)

	18,941	359,737	1,056,742	(869,377)	566,043

Costs and expenses
Operating expenses	6,244	14,632	63,379		84,255
Depreciation expense – leased vehicles		5,099	5,815		10,914
Provision for loan losses		55,447	219,418		274,865
Interest expense	21,698	302,635	666,275	(795,562)	195,046
Restructuring charges, net		551			551

	27,942	378,364	954,887	(795,562)	565,631

(Loss) income before income taxes	(9,001)	(18,627)	101,855	(73,815)	412
Income tax (benefit) provision	(7,339)	(29,461)	38,874		2,074

Net (loss) income	$(1,662)	$10,834	$62,981	$(73,815)	$(1,662)

AmeriCredit Corp.

Consolidating Statement of Income

Three Months Ended September 30, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$32,206	$579,652		$611,858
Other income	$15,358	454,090	837,457	$(1,266,089)	40,816
Equity in income of affiliates	59,951	64,774		(124,725)

	75,309	551,070	1,417,109	(1,390,814)	652,674

Costs and expenses
Operating expenses	4,683	18,553	81,729		104,965
Depreciation expense – leased vehicles		5,585			5,585
Provision for loan losses		5,775	238,870		244,645
Interest expense	8,066	463,240	1,006,044	(1,266,089)	211,261
Restructuring charges, net		(130)			(130)

	12,749	493,023	1,326,643	(1,266,089)	566,326

Income before income taxes	62,560	58,047	90,466	(124,725)	86,348

Income tax provision (benefit)	741	(1,904)	25,692		24,529

	$61,819	$59,951	$64,774	$(124,725)	$61,819

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(1,662)	$10,834	$62,981		$(73,815)	$(1,662)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization		1,100	13,240	11,545			25,885
Accretion and amortization of loan fees			(2,503)	9,498			6,995
Provision for loan losses			55,447	219,418			274,865
Deferred income taxes		(11,170)	(11,373)	19,377			(3,166)
Stock-based compensation expense		3,894					3,894
Amortization of warrants		12,348					12,348
Other		(1,123)	3,807	(8)			2,676
Equity in income of affiliates		(10,834)	(62,981)			73,815
Changes in assets and liabilities:
Other assets		1,118	(2,431)	2,730			1,417
Accrued taxes and expenses		18,096	(4,562)	(6,574)			6,960

Net cash provided (used) by operating activities		11,767	(522)	318,967			330,212

Cash flows from investing activities:
Purchases of receivables			(586,647)	(222,243)		222,243	(586,647)
Principal collections and recoveries on receivables			63,185	1,150,259			1,213,444
Net proceeds from sale of receivables			222,243			(222,243)
Purchases of property and equipment			(855)				(855)
Investment in money market fund			(115,821)				(115,821)
Change in restricted cash – securitization notes payable				66,976			66,976
Change in restricted cash – credit facilities				68,735			68,735
Change in other assets			92,732	(74,885)			17,847
Net change in investment in affiliates		1,285	(266,390)	1,147		263,958

Net cash provided (used) by investing activities		1,285	(591,553)	989,989		263,958	663,679

Cash flows from financing activities:
Net change in credit facilities				67,013			67,013
Issuance of securitization notes payable
Payments on securitization notes payable				(1,130,862)			(1,130,862)
Retirement of convertible debt		(114,048)					(114,048)
Debt issuance costs		(21)	(1,969)	(1,376)			(3,366)
Proceeds from issuance of common stock		14		265,241		(265,241)	14
Other net changes		(2,982)					(2,982)
Net change in due (to) from affiliates		105,270	385,039	(489,465)		(844)

Net cash used by financing activities		(11,767)	383,070	(1,289,449)		(266,085)	(1,184,231)

Net increase (decrease) in cash and cash equivalents		1,285	(209,005)	19,507		(2,127)	(190,340)
Effect of Canadian exchange rate changes on cash and cash equivalents		(1,285)	(258)	15		2,127	599
Cash and cash equivalents at beginning of period			361,352	72,141			433,493

Cash and cash equivalents at end of period	$		$152,089	$91,663	$		$243,752

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$61,819	$59,951	$64,774		$(124,725)	$61,819
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		83	8,529	8,343			16,955
Accretion and amortization of loan fees			4,395	293			4,688
Provision for loan losses			5,775	238,870			244,645
Deferred income taxes		653	36,837	(12,961)			24,529
Stock-based compensation expense		7,032					7,032
Other			804	(366)			438
Equity in income of affiliates		(59,951)	(64,774)			124,725
Changes in assets and liabilities:
Other assets		574	(38,937)	(694)			(39,057)
Accrued taxes and expenses		(27,333)	(19,414)	5,937			(40,810)

Net cash (used) provided by operating activities		(17,123)	(6,834)	304,196			280,239

Cash flows from investing activities:
Purchases of receivables			(2,290,411)	(2,190,249)		2,190,249	(2,290,411)
Principal collections and recoveries on receivables			35,557	1,550,256			1,585,813
Net proceeds from sale of receivables			2,190,249			(2,190,249)
Purchases of property and equipment		1	(2,878)				(2,877)
Net purchases of leased vehicles			(131,713)				(131,713)
Change in restricted cash – securitization notes payable				19,540			19,540
Change in restricted cash – credit facilities				(207,180)			(207,180)
Change in other assets			(9,778)	1,347			(8,431)
Net change in investment in affiliates		(1,400)	118,424	(1,617)		(115,407)

Net cash used by investing activities		(1,399)	(90,550)	(827,903)		(115,407)	(1,035,259)

Cash flows from financing activities:
Net change in credit facilities				(333,457)			(333,457)
Issuance of securitization notes payable				2,500,000			2,500,000
Payments on securitization notes payable				(1,559,673)			(1,559,673)
Debt issuance costs				(8,985)			(8,985)
Repurchase of common stock		(127,901)					(127,901)
Proceeds from issuance of common stock		10,199		(116,807)		116,807	10,199
Other net changes		(78)	(1)				(79)
Net change in due (to) from affiliates		128,901	(178,287)	44,338		5,048

Net cash provided (used) by financing activities		11,121	(178,288)	525,416		121,855	480,104

Net (decrease) increase in cash and cash equivalents		(7,401)	(275,672)	1,709		6,448	(274,916)
Effect of Canadian exchange rate changes on cash and cash equivalents		7,401	714	15		(6,448)	1,682
Cash and cash equivalents at beginning of period			899,386	10,918			910,304

Cash and cash equivalents at end of period	$		$624,428	$12,642	$		$637,070

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us, or in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained. Senior subordinated securitizations typically do not utilize portfolio performance ratios.

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

Recent Developments

We anticipate a number of factors will continue to adversely affect our liquidity in fiscal 2009: higher credit enhancement levels in our securitization transactions caused by a reduction in excess spread due to a higher cost of funds and due to credit deterioration we are experiencing in our portfolio; unprecedented disruptions in the capital markets making the execution of securitization transactions more challenging and expensive and decreasing cash distributions from our securitization Trusts due to weaker credit performance.

Since January 2008, we have revised our operating plan in an effort to preserve and strengthen our capital and liquidity position, and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under this revised plan, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination target has been reduced to approximately $100 million per month. We recognized a restructuring charge of $0.6 million during the three months ended September 30, 2008.

We believe that we have sufficient liquidity and warehouse capacity to operate under this plan through fiscal 2009 assuming the completion of at least one additional securitization transaction on similar terms as the AmeriCredit Automobile Receivable Trust (“AMCAR”) 2008-1. We intend to utilize the forward purchase commitment with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”) to place the triple-A rated asset-backed securities in such a securitization transaction. Additionally, we are currently negotiating with a significant shareholder concerning the acquisition of subordinated securities of such a securitization transaction, as well as the exchange of certain of our unsecured debt securities for additional shares of our common stock. If this transaction is consummated on the terms presently being discussed, such significant shareholder will acquire one seat on our board and we will waive the application of the Texas business combination law. However, if we are unable to complete the above mentioned transaction with this shareholder and the asset-backed securities market or the credit markets, in general, continue to deteriorate we may be unable to place the subordinated securities on acceptable terms or at all. In addition, if we breach any of the covenants in our forward purchase commitment, we maybe be unable to place the triple-A rated asset-backed securities. Our credit facilities also contain covenants, which if breached, could restrict our ability to borrow under such facilities to fund new loan originations, or in a worst case, could result in events of default under most of our debt agreements. Failure to complete a securitization transaction or the inability to access our credit facilities would raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 as compared to Three Months Ended September 30, 2007

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Balance at beginning of period	$14,981,412	$15,922,458
Loans purchased	579,290	2,239,619
Liquidations and other	(1,497,857)	(1,784,549)

Balance at end of period	$14,062,845	$16,377,528

Average finance receivables	$14,544,922	$16,188,641

The decrease in loans purchased during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily due to the implementation of the revised operating plan.

The average new loan size decreased to $17,773 for the three months ended September 30, 2008, from $19,159 for the three months ended September 30, 2007, due to reduced purchases of prime/near prime loans under the revised operating plan. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2008, increased to 16.6% from 15.4% during the three months ended September 30, 2007, due to increased new loan pricing as a result of higher funding costs.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Finance charge income	$533,973	$611,858
Other income	32,070	40,816
Interest expense	(195,046)	(211,261)

Net margin	$370,997	$441,413

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended September 30,
	2008	2007
Finance charge income	14.5%	15.0%
Other income	0.9	1.0
Interest expense	(5.3)	(5.2)

Net margin as a percentage of average finance receivables	10.1%	10.8%

The decrease in net margin for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was a result of the lower effective yield due to a greater proportion of prime/near prime loans purchased prior to implementation of the revised operating plan, combined with a higher percentage of finance receivables being in non-accrual status.

Revenue:

Finance charge income decreased by 12.7% to $534.0 million for the three months ended September 30, 2008, from $611.9 million for the three months ended September 30, 2007, primarily due to the 10.2% decrease in average finance receivables. The effective yield on our finance receivables decreased to 14.5% for the three months ended September 30, 2008, from 15.0% for the three months ended September 30, 2007. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Investment income	$4,926	$18,957
Leasing income	11,945	6,628
Late fees and other income	15,199	15,231

	$32,070	$40,816

Investment income decreased as a result of lower invested cash balances and lower investment rates combined with a $3.5 million loss on our investment in the Reserve Primary Money Market Fund (“the Reserve Fund”).

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 19.7% to $84.3 million for the three months ended September 30, 2008, from $105.0 million for the three months ended September 30, 2007, as a result of cost savings from the revised operating plan. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 70.9% and 77.1% of total operating expenses for the three months ended September 30, 2008 and 2007, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.3% for the three months ended September 30, 2008, as compared to 2.6% for the three months ended September 30, 2007.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2008 and 2007, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $274.9 million for the three months ended September 30, 2008, from $244.6 million for the three months ended September 30, 2007, as a result of weaker credit performance from loans originated in calendar years 2006 and 2007, as well as higher expected future losses due to weaker economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 7.5% and 6.0% for the three months ended September 30, 2008 and 2007, respectively.

Interest Expense

Interest expense decreased to $195.0 million for the three months ended September 30, 2008, from $211.3 million for the three months ended September 30, 2007. Average debt outstanding was $13,557.8 million and $15,373.4 million for the three months ended September 30, 2008 and 2007, respectively. Our effective rate of interest paid on our debt increased to 5.7% for the three months ended September 30, 2008, compared to 5.5% for the three months ended September 30, 2007, due to an increase in market interest rates and principal paydown of older securitizations with lower interest cost.

Taxes

Our effective income tax rate was 503.2% and 28.4% for the three months ended September 30, 2008 and 2007, respectively. The rate for the three months ended September 30, 2008, is primarily a result of the relationship between increases in prior year contingent interest and penalties in relation to income before income taxes. The rate for the three months ended September 30, 2007, reflected a revised estimate of deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Unrealized losses on credit enhancement assets		$(198)
Unrealized gains (losses) on cash flow hedges	$9,925	(36,143)
Canadian currency translation adjustment	(1,285)	7,400
Income tax (provision) benefit	(3,279)	10,260

	$5,361	$(18,681)

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Unrealized losses related to changes in fair value	$(10,225)	$(32,702)
Reclassification of net unrealized gains (losses) into earnings	20,150	(3,441)

	$9,925	$(36,143)

Unrealized losses related to changes in fair value for the three months ended September 30, 2008 and 2007, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $1.3 million and gains of $7.4 million for the three months ended September 30, 2008 and 2007, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2008 and 2007.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the finance receivables portfolio (dollars in thousands):

	September 30, 2008	June 30, 2008
Principal amount of receivables, net of fees	$14,062,845	$14,981,412

Nonaccretable acquisition fees	(33,469)	(42,802)
Allowance for loan losses	(926,650)	(908,311)

Receivables, net	$13,102,726	$14,030,299

Number of outstanding contracts	1,047,819	1,094,915

Average carrying amount of outstanding contract (in dollars)	$13,421	$13,683

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	6.8%	6.3%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of finance receivables increased to 6.8% as of September 30, 2008, from 6.3% as of June 30, 2008, as a result of higher expected future losses due to weaker economic conditions, increased budgetary stress on consumers and lower recovery rates on repossessed collateral.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2008		September 30, 2007
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$1,047,718	7.4%	$903,950	5.5%
Greater-than-60 days	505,033	3.6	424,228	2.6

	1,552,751	11.0	1,328,178	8.1
In repossession	74,325	0.5	60,328	0.4

	$1,627,076	11.5%	$1,388,506	8.5%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies in our finance receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Delinquencies in finance receivables were higher at September 30, 2008, as compared to September 30, 2007, due to deterioration in credit performance for the reasons described above.

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 7.3% and 6.0% for the three months ended September 30, 2008 and 2007, respectively.

The following is a summary of deferrals as a percentage of receivables outstanding:

	September 30, 2008	June 30, 2008
Never deferred	73.5%	75.3%
Deferred:
1-2 times	22.2	20.6
3-4 times	4.2	3.7
Greater than 4 times	0.1	0.4

Total deferred	26.5	24.7

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Repossession charge-offs	$363,529	$289,883
Less: Recoveries	(151,323)	(141,501)
Mandatory charge-offs (a)	53,653	71,609

Net charge-offs	$265,859	$219,991

Net charge-offs as an annualized percentage of average receivables:	7.3%	5.4%

Recoveries as a percentage of gross repossession charge-offs:	41.6%	48.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for the three months ended September 30, 2008, as an annualized percentage of average finance receivables, as compared to the three months ended September 30, 2007, was as a result of weaker economic conditions combined with a decline in wholesale auction values for used cars.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from senior notes and convertible senior notes transactions, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses, repurchase of convertible notes and income taxes.

We used cash of $586.6 million and $2,290.4 million for the purchase of finance receivables during the three months ended September 30, 2008 and 2007, respectively. These purchases were funded initially utilizing cash and credit facilities and our strategy is to obtain long-term financing through securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of September 30, 2008, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility	October 2009	$2,245.0	$1,597.5
Medium term note facility	October 2009 (b)	750.0	750.0
Call facility (c)			94.3
Prime/Near prime facility (d)	September 2009	450.0	352.7
Canadian credit facility	May 2009		107.2
Lease warehouse facility	June 2009	100.0	88.7

		$3,545.0	$2,990.4

(a)	Because the facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	The call facility matured in August 2008 and was not renewed. The facility was paid off in October 2008.
(d)	The prime/near prime facility was renewed in September 2008 and reduced in size from $1,120.0 million to $450.0 million.

On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Subsequently, 16 additional affiliates of LBHI (together with LBHI, “Lehman”) filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Lehman is one of the eleven financial institutions in the syndicate that comprise the master warehouse facility. Lehman’s commitment under the facility was $255 million, which amount will not be available for future borrowing. As of September 30, 2008, we had $105 million outstanding under the Lehman commitment which will be repaid as the facility pays off.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss) as well as limits on deferment levels. As of September 30, 2008, we were in compliance with all covenants. We consider the most restrictive of these covenants to be (i) maintenance of a portfolio annualized net credit loss ratio of less than 8.5 percent of average receivables on a rolling six month basis, (ii) maintenance of an average earnings ratio to interest expense for two consecutive fiscal quarters of not less than 1.2 times and (iii) the requirement to repurchase receivables that have been pledged to the master warehouse facility for more than 364 days.

Securitizations

We have completed 63 securitization transactions through September 30, 2008, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2008
2004-C-A	August 2004	$800.0	$82.7
2004-D-F	November 2004	750.0	91.8
2005-A-X	February 2005	900.0	128.7
2005-1	April 2005	750.0	97.5
2005-B-M	June 2005	1,350.0	257.4
2005-C-F	August 2005	1,100.0	250.1
2005-D-A	November 2005	1,400.0	371.0
2006-1	March 2006	945.0	240.5
2006-R-M	May 2006	1,200.0	642.0
2006-A-F	July 2006	1,350.0	526.3
2006-B-G	September 2006	1,200.0	536.1
2007-A-X	January 2007	1,200.0	609.0
2007-B-F	April 2007	1,500.0	866.1
2007-1	May 2007	1,000.0	580.8
2007-C-M	July 2007	1,500.0	977.6
2007-D-F	September 2007	1,000.0	697.5
2007-2-M	October 2007	1,000.0	699.7
2008-A-F	May 2008	750.0	667.6
BV2005-LJ-1	February 2005	232.1	42.9
BV2005-LJ-2	July 2005	185.6	41.1
BV2005-3	December 2005	220.1	63.9
LB2004-C	December 2004	350.0	45.0
LB2005-A	June 2005	350.0	66.8
LB2005-B	October 2005	350.0	83.5
LB2006-A	May 2006	450.0	142.7
LB2006-B	September 2006	500.0	212.0
LB2007-A	March 2007	486.0	269.7

Total active securitizations		$22,818.8	$9,290.0

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Several of the financial guaranty insurers used by us in the past are facing financial stress and have been downgraded by the rating agencies due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and one of the financial guaranty insurers we have utilized in the past, has decided to no longer issue insurance policies on asset-backed securities. As a result, there is little demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, and we do not anticipate utilizing this structure in the foreseeable future.

The second type of securitization structure we use and the structure we anticipate utilizing for the foreseeable future, involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. In October 2008, we entered into a senior subordinated securitization, AMCAR 2008-1, that has initial cash deposit and overcollateralization requirements of 24.4%. This level of credit enhancement requires significantly greater use of our capital than in similar securitization transactions we have completed in the past. Increases or decreases to the credit enhancement level required in future securitization transactions will depend on the net interest margin of the finance receivables transferred, the collateral characteristics of the receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche. Under this agreement and subject to certain terms, Deutsche will purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings, including the senior asset-backed securities under the senior subordinated structure described above. Subsequent to September 30, 2008, we utilized $376.0 million of the commitment in conjunction with the execution of our AMCAR 2008-1 transaction.

This agreement with Deutsche is subject to several performance covenants. We consider the most restrictive of these covenants to be the requirement to maintain a portfolio annualized net loss ratio of less than eight percent of average receivables on a rolling six month basis. If we were to breach any covenant in the agreement, Deutsche would no longer be obligated to purchase triple-A rated asset-backed securities under our AMCAR securitization program.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. Subsequent to September 30, 2008, and in conjunction with our AMCAR 2008-1 transaction, we obtained funding of $48.9 million by pledging AA/Aa2-rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging A/A3-rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the fundings under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off.

Cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2008	2007
Initial credit enhancement deposits:
Restricted cash		$53.8
Overcollateralization		188.2
Distributions from Trusts:
Gain on sale Trusts		0.2
Secured financing Trusts	$170.9	243.6

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

During the three months ended September 30, 2008, we exceeded the cumulative default ratio target in the AMCAR 2007-D-F securitization. Accordingly, $6.7 million of cash otherwise distributable to us has been used to fund increased credit enhancement levels.

During fiscal 2008 and at September 30, 2008, three Long Beach Acceptance Corporation (“LBAC”) securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. Additionally, one other LBAC securitization (LB2005-A) had a delinquency ratio in excess of its targeted level as of September 30, 2008. Excess cash flows from this trust are being used to build higher credit enhancement instead of being distributed to us.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2008, no such termination events have occurred with respect to any of the Trusts formed by us.

Convertible Senior Notes

In November 2003, we issued $200.0 million of contingently convertible senior notes that are due in November 2023. Interest on the notes is payable semiannually at a rate of 1.75% per annum. The notes, which are uncollateralized, are convertible prior to maturity into shares of our common stock at $18.68 per share. Additionally, we may exercise our option to repurchase the notes, or holders of the convertible senior notes may require us to repurchase the notes, on November 15, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed, or after November 15, 2008 at par. During the three months ended September 30, 2008, we repurchased $114.7 million of these convertible notes at a small discount. On October 20, 2008, we made a tender offer for the remaining balance of $85.3 million of these convertible notes which expires November 17, 2008, at a price equal to 100.25% of the principal amount of the notes redeemed.

Contractual Obligations

As of September 30, 2008, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $95.4 million. Due to uncertainty regarding the timing of future cash flows associated with those liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Accounting Pronouncements and Accounting Changes

In the first quarter of 2009, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and

Exchange Commission including our Annual Report on Form 10-K for the year ended June 30, 2008. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 28, 2008.

The following proposals were adopted by the margins indicated:

1.	Election of four directors. One to terms of office expiring at the Annual Meeting of Shareholders in 2009, and three to terms of office expiring at the Annual Meeting of Shareholders in 2011, or until their successors are elected and qualified.

Nominees for Terms Expiring in 2009	For	Withheld
Ian M. Cumming	101,040,685	557,560

Nominee for Terms Expiring in 2011	For	Withheld
John R. Clay	101,175,065	423,180
Clifton H. Morris, Jr.	100,869,841	728,404
Justin R. Wheeler	101,237,583	360,662

The directors who are continuing to hold office are Daniel E. Berce, James H. Greer, A.R. Dike, Douglas K. Higgins, and Kenneth H. Jones, Jr.

2.	Proposal to amend the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock from 230,000,000 to 350,000,000.

For	Against	Withheld
100,363,947	1,197,252	37,046

3.	Proposal to approve the 2008 Omnibus Incentive Plan for AmeriCredit Corp.

For	Against	Withheld
75,257,146	7,608,075	22,626

4.	Proposal to amend the AmeriCredit Corp. Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares of Common Stock reserved under the Purchase Plan from 5,000,000 to 8,000,000.

For	Against	Withheld
82,596,604	282,382	8,862

5.	Proposal to approve the ratification of the appointment by the Audit Commmittee of Deloitte and Touche LLP as the independent registered public accounting firm for the fiscal year ending June 30, 2009.

For	Against	Withheld
101,232,548	144,419	13,277

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 10, 2008	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President, Chief Financial Officer and Treasurer