Form 10-Q
period 2008-12-31
AMERICREDIT CORP
filed 2009-02-06
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

There were 131,659,061 shares of common stock, $0.01 par value outstanding as of January 31, 2009.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$166,690	$433,493
Finance receivables, net	12,076,156	14,030,299
Restricted cash – securitization notes payable	883,734	982,670
Restricted cash – credit facilities	164,154	259,699
Property and equipment, net	49,889	55,471
Leased vehicles, net	184,673	210,857
Deferred income taxes	296,490	317,319
Investment in money market fund	20,924
Other assets	310,403	257,402

Total assets	$14,153,113	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities	$1,942,362	$2,928,161
Securitization notes payable	9,253,487	10,420,327
Senior notes	91,620	200,000
Convertible senior notes	511,150	750,000
Funding payable	4,539	21,519
Accrued taxes and expenses	197,564	216,387
Other liabilities	174,313	113,946

Total liabilities	12,175,035	14,650,340

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 134,072,345 and 118,766,250 shares issued	1,341	1,188
Additional paid-in capital	186,005	42,336
Accumulated other comprehensive income	(42,128)	(6,404)
Retained earnings	1,885,466	1,912,684

	2,030,684	1,949,804
Treasury stock, at cost (2,437,356 and 2,454,534 shares)	(52,606)	(52,934)

Total shareholders’ equity	1,978,078	1,896,870

Total liabilities and shareholders’ equity	$14,153,113	$16,547,210

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue
Finance charge income	$497,560	$612,699	$1,031,533	$1,224,557
Other income	30,626	40,555	61,702	81,371
Gain on retirement of debt	37,873		38,867

	566,059	653,254	1,132,102	1,305,928

Costs and expenses
Operating expenses	84,344	103,084	168,599	208,049
Depreciation expense – leased vehicles	12,157	8,848	23,071	14,433
Provision for loan losses	288,022	356,513	562,887	601,158
Interest expense	219,063	214,033	414,109	425,294
Restructuring charges, net	2,104	(163)	2,655	(293)

	605,690	682,315	1,171,321	1,248,641

(Loss) income before income taxes	(39,631)	(29,061)	(39,219)	57,287
Income tax (benefit) provision	(14,075)	(9,971)	(12,001)	14,558

Net (loss) income	(25,556)	(19,090)	(27,218)	42,729

Other comprehensive loss
Unrealized losses on credit enhancement assets		(34)		(232)
Unrealized losses on cash flow hedges	(61,619)	(45,883)	(51,694)	(82,026)
Foreign currency translation adjustment	(4,635)	(856)	(5,920)	6,544
Income tax benefit	25,169	20,571	21,890	30,831

Other comprehensive loss	(41,085)	(26,202)	(35,724)	(44,883)

Comprehensive loss	$(66,641)	$(45,292)	$(62,942)	$(2,154)

(Loss) earnings per share
Basic	$(0.21)	$(0.17)	$(0.23)	$0.37

Diluted	$(0.21)	$(0.17)	$(0.23)	$0.35

Weighted average shares
Basic	120,106,666	114,253,706	118,189,273	114,933,806

Diluted	120,106,666	114,253,706	118,189,273	127,505,633

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(27,218)	$42,729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,091	37,460
Accretion and amortization of loan fees	12,024	10,592
Provision for loan losses	562,887	601,158
Deferred income taxes	43,646	(63,211)
Stock-based compensation expense	7,547	12,552
Amortization of warrants	40,934
Gain on retirement of debt	(39,622)
Other	6,547	885
Changes in assets and liabilities:
Other assets	(60,305)	(80,651)
Accrued taxes and expenses	(8,049)	36,255

Net cash provided by operating activities	596,482	597,769

Cash flows from investing activities:
Purchases of receivables	(913,555)	(4,126,287)
Principal collections and recoveries on receivables	2,237,921	3,119,836
Purchases of property and equipment	(974)	(6,718)
Net purchases of leased vehicles		(172,550)
Investment in money market fund	(115,821)
Proceeds from money market fund	91,422
Change in restricted cash – securitization notes payable	98,936	20,017
Change in restricted cash – credit facilities	94,216	(8,839)
Change in other assets	(6,643)	(390)

Net cash provided (used) by investing activities	1,485,502	(1,174,931)

Cash flows from financing activities:
Net change in credit facilities	(967,429)	(66,096)
Issuance of securitization notes payable	1,000,000	3,500,000
Payments on securitization notes payable	(2,158,040)	(3,074,536)
Retirement of convertible senior notes	(214,473)
Proceeds from sale of Lehman swaps	10,571
Payment on termination of Lehman swaps	(10,571)
Debt issuance costs	(9,282)	(12,414)
Repurchase of common stock		(127,901)
Proceeds from issuance of common stock	1,267	13,546
Other net changes	(3,094)	(345)

Net cash (used) provided by financing activities	(2,351,051)	232,254

Net decrease in cash and cash equivalents	(269,067)	(344,908)
Effect of Canadian exchange rate changes on cash and cash equivalents	2,264	1,691
Cash and cash equivalents at beginning of period	433,493	910,304

Cash and cash equivalents at end of period	$166,690	$567,087

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

The consolidated financial statements as of December 31, 2008, and for the three and six months ended December 31, 2008 and 2007, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Recent Developments

We anticipate a number of factors will continue to adversely affect our liquidity in fiscal 2009: (i) higher credit enhancement levels in our securitization transactions caused by a reduction in excess spread due to a higher cost of funds and credit deterioration we are experiencing in our portfolio, (ii) unprecedented disruptions in the capital markets making the execution of securitization transactions more challenging and expensive, (iii) decreasing cash distributions from our securitization Trusts due to weaker credit performance and (iv) the possible restructuring of our credit facilities discussed below.

Throughout calendar year 2008, we have revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination target has been reduced to no more than $100 million per month. We recognized a restructuring charge of $2.7 million during the six months ended December 31, 2008.

We believe that we have sufficient liquidity and warehouse capacity to operate through fiscal 2009. During the quarter ended December 31, 2008, we completed two securitizations, for a total of $1 billion of securitization notes payable, the AmeriCredit Automobile Receivable Trusts (“AMCAR”) 2008-1 and 2008-2. In connection with these securitizations, we utilized the forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”) to place the triple-A rated asset-backed securities in these securitization transactions. To place the double-A and single-A rated asset-backed securities we utilized a new funding facility established through agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), and a purchase agreement with Fairholme Funds, Inc. (“Fairholme”) for the AMCAR 2008-1 and 2008-2 securitizations, respectively. See Note 3 – “Securitizations” for a discussion of the facility and the purchase agreement. With the completion of AMCAR 2008-1 and 2008-2, we do not anticipate having to access the securitization market again in fiscal 2009. Current conditions in the securitization market include high risk premiums and reduced investor demand, particularly for subordinated securities and securities backed by subprime collateral. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby we mutually agreed to terminate the forward purchase commitment agreement leaving us without a standby source for pricing triple-A rated securities in a securitization transaction. If the asset-backed securities market or the credit markets, in general, do not improve we may be unable in the future to sell asset-backed securities on acceptable terms or at all.

Our credit facilities contain covenants, which if breached, could restrict our ability to borrow under such facilities to fund new loan originations, or in the worst case, could result in events of default under most of our debt agreements. We consider the most restrictive of these covenants to be the (i) the maintenance of an annualized portfolio net credit loss ratio of less than 8.5 percent of average receivables on a rolling six month basis, (ii) maintenance of an average earnings ratio to interest expense for two consecutive fiscal quarters of not less than 1.2 times and (iii) the requirement to repurchase receivables that have been pledged to the master warehouse facility for more than 364 days. Subsequent to December 31, 2008, we breached the 8.5 percent six month net credit loss ratio and a waiver through March 7, 2009 was granted. We are currently negotiating with our credit providers to amend our credit facilities to modify the most restrictive covenants in exchange for a reduction in facility size, lower advance rates and higher pricing among other changes. If we are unable to enter into an amendment, there are several possible outcomes. The credit providers could restructure the facilities to prohibit future borrowings, thereby resulting in our inability to fund new loan originations and the receivables that we currently have pledged to the credit facilities would be used to pay down the outstanding balance of the respective facilities. In the worst case, the credit providers could declare an event of default, which would permit the lenders to accelerate the debt, foreclose on the collateral and remove us as servicer. An event of default would also result in a cross default under our senior note and convertible senior note indentures and certain securitizations transactions. Failure to negotiate an amendment would raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements and Accounting Changes

In the first quarter of fiscal 2009, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 9 – “Fair Value of Assets and Liabilities” for further details on our fair value measurements.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (“EITF 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF 99-20 and Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”). FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on our consolidated financial statements.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2008	June 30, 2008
Finance receivables unsecuritized, net of fees	$2,644,998	$3,572,214
Finance receivables securitized, net of fees	10,354,134	11,409,198
Less nonaccretable acquisition fees	(28,359)	(42,802)
Less allowance for loan losses	(894,617)	(908,311)

	$12,076,156	$14,030,299

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,156.3 million and $3,327.3 million pledged under our credit facilities as of December 31, 2008, and June 30, 2008, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $837.3 million and $728.8 million of delinquent finance receivables as of December 31, 2008, and June 30, 2008, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$33,469	$88,750	$42,802	$120,425
Purchase of receivables		109		109
Net charge-offs	(5,110)	(12,993)	(14,443)	(44,668)

Balance at end of period	$28,359	$75,866	$28,359	$75,866

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$926,650	$755,992	$908,311	$699,663
Provision for loan losses	288,022	356,513	562,887	601,158
Net charge-offs	(320,055)	(273,153)	(576,581)	(461,469)

Balance at end of period	$894,617	$839,352	$894,617	$839,352

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Receivables securitized	$1,289,082	$1,025,651	$1,289,082	$3,713,833
Net proceeds from securitization	1,000,000	1,000,000	1,000,000	3,500,000
Servicing fees:
Sold	7	52	16	143
Secured financing (a)	61,737	82,236	124,785	163,019
Distributions:
Sold		7,293		7,466
Secured financing	113,436	185,212	284,312	428,839

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

As of December 31, 2008, and June 30, 2008, we were servicing $10,356.9 million and $11,413.0 million, respectively, of finance receivables that have been transferred or sold to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche. Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock in connection with the agreement. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant cost of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were amortized to interest expense during the three months ended December 31, 2008. See Note 11—“Warrants” for a discussion of warrants issued by us in connection with this transaction.

In September 2008, we entered into agreements with Wachovia, to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized costs of $1.6 million, as of December 31, 2008, are included in other assets on the consolidated balance sheets. See Note 11 - “Warrants” for a discussion of warrants issued by us in connection with this transaction.

On November 24, 2008, we entered into a purchase agreement with Fairholme under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. We also issued 15,122,670 shares of our common stock, to Fairholme in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $15.5 million on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of the shares described above.

NOTE 4 – INVESTMENT IN MONEY MARKET FUND

We had an investment of $115.8 million in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has suspended redemptions and is in the process of liquidating its portfolio of investments. In mid-September 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the trustees of the Reserve Fund valuing their investments in Lehman Brothers Holdings Inc. (“LBHI”) debt securities held by the Reserve Fund at zero. Because redemptions of the fund have been suspended and are not readily convertible to cash, we reclassified this investment on our balance sheet from cash equivalents to other assets. We recognized an other-than-temporary impairment of $3.5 million, at September 30, 2008, by valuing the asset at the estimated net asset value of $0.97 per share as published by the Reserve Fund. As each security in the portfolio matures or additional liquidity becomes available within the fund, the Reserve Fund has indicated that interim distributions will be made to the investors in the fund on a pro rata basis. Changes in market conditions could result in further adjustments to the fair value of this investment. As of December 31, 2008, we have received $91.4 million as a partial distribution from the Reserve Fund.

NOTE 5 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	December 31, 2008	June 30, 2008
Master warehouse facility	$698,615	$1,470,335
Medium term note facility	750,000	750,000
Call facility		156,945
Prime/Near prime facility	312,507	424,669
Canadian facility	83,150	126,212
Leasing warehouse facility	98,090

	$1,942,362	$2,928,161

Further detail regarding terms and availability of the credit facilities as of December 31, 2008, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Assets Pledged (e)	Restricted Cash Pledged (f)
Master warehouse facility:
October 2009 (b)	$2,245,000	$698,615	$796,419	$39,196
Medium term note facility:
October 2009 (c)	750,000	750,000	854,994	42,562
Prime/Near prime facility:
September 2009 (d)	450,000	312,507	396,851	4,308
Canadian facility:
May 2009		83,150	108,011	2,027
Leasing warehouse facility:
June 2009	100,000	98,090	162,676	1,405

	$3,545,000	$1,942,362	$2,318,951	$89,498

(a)	Because the facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

(b)	See discussion below regarding the bankruptcy of Lehman Brothers Holdings Inc. and its commitment to the master warehouse facility.

(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.

(d)	Subsequent to December 31, 2008, this facility was reduced in size to $350.0 million.

(e)	The warehouse facilities are collateralized by finance receivables, while the leasing facility is collateralized by leased assets.

(f)	These amounts do not include cash collected on finance receivables pledged of $74.7 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. We consider the most restrictive of these covenants to be (i) maintenance of an annualized portfolio net credit loss ratio of less than 8.5 percent of average receivables on a rolling six month basis, (ii) maintenance of an average earnings ratio to interest expense for two consecutive fiscal quarters of not less than 1.2 times and (iii) the requirement to repurchase receivables that have been pledged to the master warehouse facility for more than 364 days. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of December 31, 2008, we were in compliance with all covenants in our credit facilities. Subsequent to December 31, 2008, we breached the 8.5 percent six month net credit loss ratio and a waiver through March 7, 2009 was granted. See Note 1 – “Summary of Significant Accounting Policies – Recent Developments” for further discussion.

On September 15, 2008, LBHI filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Subsequently, 16 additional affiliates of LBHI (together with LBHI, “Lehman”) filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Lehman is one of the eleven financial institutions in the syndicate that comprise the master warehouse facility. Lehman’s commitment under the facility was $255 million, which amount will not be available for future borrowing. As of December 31, 2008, we had $24 million outstanding under the Lehman commitment which will be repaid as the outstanding borrowings on the facility are paid off.

The call facility matured in August 2008 and was not renewed. The facility was paid off in October 2008.

The prime/near prime facility was renewed in September 2008 and reduced in size from $1,120.0 million to $450.0 million to align with the suspension of our prime/near prime origination platforms. Subsequent to December 31, 2008, we further reduced the size of the facility to $350.0 million from $450.0 million.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $3.9 million and $6.0 million as of December 31, 2008, and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $19.0 million and $19.3 million as of December 31, 2008 and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of December 31, 2008, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-D-F	July 2011	$750,000	3.1%	$82,824	$76,072
2005-A-X	October 2011	900,000	3.7%	119,703	108,087
2005-1	May 2011	750,000	4.5%	113,959	83,055
2005-B-M	May 2012	1,350,000	4.1%	251,548	221,956
2005-C-F	June 2012	1,100,000	4.5%	242,240	217,383
2005-D-A	November 2012	1,400,000	4.9%	359,401	325,096
2006-1	May 2013	945,000	5.3%	273,987	212,539
2006-R-M	January 2014	1,200,000	5.4%	634,996	572,951
2006-A-F	September 2013	1,350,000	5.6%	519,592	470,363
2006-B-G	September 2013	1,200,000	5.2%	527,716	481,869
2007-A-X	October 2013	1,200,000	5.2%	599,959	550,886
2007-B-F	December 2013	1,500,000	5.2%	861,794	789,649
2007-1	March 2016	1,000,000	5.4%	532,538	527,590
2007-C-M	April 2014	1,500,000	5.5%	972,019	890,224
2007-D-F	June 2014	1,000,000	5.5%	707,516	646,288
2007-2-M	March 2016	1,000,000	5.3%	681,581	644,600
2008-A-F	October 2014	750,000	6.0%	771,747	616,700
2008-1	January 2015	500,000	8.7%	616,355	476,355
2008-2	April 2015	500,000	10.5%	640,832	485,794
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	35,695	36,967
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	34,680	36,021
BV2005-3 (a)	June 2014	220,107	5.1%	54,410	56,298
LB2004-C (a)	July 2011	350,000	3.5%	38,212	37,191
LB2005-A (a)	April 2012	350,000	4.1%	54,965	57,104
LB2005-B (a)	June 2012	350,000	4.4%	74,072	72,978
LB2006-A (a)	May 2013	450,000	5.4%	133,967	126,273
LB2006-B (a)	September 2013	500,000	5.2%	183,475	189,163
LB2007-A	January 2014	486,000	5.0%	234,351	244,035

		$23,018,803		$10,354,134	$9,253,487

(a)	Transactions relate to securitization Trusts acquired by us.

(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

At December 31, 2008, we exceeded the cumulative default ratio and cumulative net loss ratio targets in the AmeriCredit Prime Auto Receivable Trust (“APART”) 2007-2-M securitization. Excess cash flows from this Trust are being use to build higher credit enhancement instead of being distributed to us.

During fiscal 2008 and at December 31, 2008, three Long Beach Acceptance Corporation (“LBAC”) securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. Two of these LBAC securitizations (LB2006-B and LB2007-A) also had cumulative net loss and cumulative default ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. Furthermore, three other LBAC securitizations (LB2004-C, LB2005-A and LB2005-B) had delinquency ratios in excess of their targeted levels as of December 31, 2008. Excess cash flows from these trusts are being used to build higher credit enhancement in each respective trust instead of being distributed to us.

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

NOTE 7 – CONVERTIBLE SENIOR NOTES

In November 2003, we issued $200.0 million of convertible senior notes. During the three months ended September 30, 2008, we repurchased $114.7 million of these convertible notes at a small discount. During the three months ended December 31, 2008, we repurchased the remaining balance of $85.3 million of these convertible notes at a price equal to 100.25% of the principal amount of the notes redeemed.

During the three months ended December 31, 2008, we repurchased on the open market $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% of the principal amount of the notes repurchased. In connection with this transaction, we recorded a gain on retirement of debt of $23.4 million.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2008, and June 30, 2008, we had interest rate swap agreements with underlying notional amounts of $2,894.3 million and $3,181.5 million, respectively. The fair value of our interest rate swap agreements of $162.9 million and $72.7 million as of December 31, 2008 and June 30, 2008, respectively, are included in other liabilities on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $121.9 million and $70.2 million included in accumulated other comprehensive income as of December 31, 2008, and June 30, 2008, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was $1.7 million for the three and six month periods ended December 31, 2008 and was immaterial for the three and six months ended December 31, 2007. We estimate approximately $71.0 million of unrealized losses included in other comprehensive income will be reclassified into earnings within the next twelve months. As of December 31, 2008, we also have interest rate swap agreements that are not designated as hedges with fair values of $25.4 million included in the other assets on the consolidated balance sheets. The change in fair value on these interest rate swap agreements that are not designated as hedges resulted in a $19.3 million and $22.3 million gain for the three and six months ended December 31, 2008, respectively, and are included in interest expense on the consolidated statements of operations.

As of December 31, 2008, and June 30, 2008, our special purpose finance subsidiaries had purchased interest rate cap agreements with underlying notional amounts of $3,321.6 million and $3,173.3 million, respectively. As of December 31, 2008, and June 30, 2008, we had sold interest rate cap agreements with underlying notional amounts of $2,874.8 million and $3,034.3 million, respectively. The fair value of interest rate cap agreements purchased by our special purpose finance subsidiaries of $7.1 million and $36.5 million as of December 31, 2008, and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets. The fair value of interest rate cap agreements sold by us of $7.1 million and $36.4 million as of December 31, 2008, and June 30, 2008, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31, 2008, and June 30, 2008, these restricted cash accounts totaled $62.1 million and $52.8 million, respectively, and are included in other assets on the consolidated balance sheets.

As described in Note 5 - “Credit Facilities”, Lehman filed for bankruptcy protection on September 15, 2008. Lehman was the hedge counterparty on interest rate swaps with notional amounts of $1,089.7 million. In November 2008, we replaced Lehman as the counterparty on these interest rate swaps. Upon replacement we designated these new swaps as hedges. From the date of Lehman’s bankruptcy until the date of designation, changes in fair market value resulted in losses of $29.8 million and $34.3 million for the three and six months ended December 31, 2008, respectively, and are recorded in interest expense in the consolidated statements of operations.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

A)	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)	Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value:

	December 31, 2008 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets / Liabilities At Fair Value	Valuation Technique
Assets
Interest Rate Caps		$7,069		$7,069	(A	)
Interest Rate Swaps			$25,442	25,442	(C	)
Investment in Money
Market Fund			20,924	20,924	(C	)

Total		$7,069	$46,366	$53,435

Liabilities
Interest Rate Swaps			$162,935	$162,935	(C	)
Interest Rate Caps		$7,062		7,062	(A	)

Total		$7,062	$162,935	$169,997

Financial instruments are considered Level 1 when quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Financial instruments are considered Level 2 when inputs other than quoted prices are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Financial instruments are considered Level 3 when their values are determined using prices models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. A brief description of the valuation techniques used for our Level 3 assets and liabilities is provided below and in Note 4 - “Investment in Money Market Fund”.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Interest Rate Swap Agreements	Investment in Money Market Fund	Interest Rate Swap Agreements
Balance at July 1, 2008	$3,572		$(76,269)
Transfers into Level 3		$115,821
Total realized and unrealized gains
Included in earnings	3,001	(3,475)	(4,344)
Included in other comprehensive income			(10,225)
Purchases, issuances and settlements	(254)		21,030

Balance at September 30, 2008	$6,319	$112,346	$(69,808)
Total realized and unrealized gains
Included in earnings	19,270		(31,488)
Included in other comprehensive income			(75,272)
Purchases, issuances and settlements	(147)	(91,422)	13,633

Balance at December 31, 2008	$25,442	$20,924	$(162,935)

Derivatives

The fair values of our interest rate caps are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

Our interest rate swaps are not exchange traded but instead traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impacts of the derivative liabilities for our and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the senior notes and convertible senior notes was $602.8 million and $950.0 million as of December 31, 2008, and June 30, 2008, respectively. See guarantor consolidating financial statements in Note 16.

Limited Corporate Guarantees of Indebtedness

We guaranteed the timely payment of interest and ultimate payment of principal on the Class B and Class C asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position, our results of operations, or our statement of cash flows.

NOTE 11 – WARRANTS

In connection with the forward purchase commitment agreement with Deutsche (See Note 3 – “Securitizations”), we issued a warrant to an affiliate of Deutsche under which it may purchase up to 7.5 million shares of our common stock. The warrant may be exercised on or before April 15, 2015 at an exercise price of $12.01 per share. Due to the termination of the agreement with Deutsche, the total value of the warrant, $48.9 million, has been fully amortized to interest expense and additional paid-in capital as of December 31, 2008.

In connection with the closing of the Wachovia funding facilities (See Note 3 - “Securitizations”), we issued a warrant to Wachovia under which they may purchase up to 1.0 million shares of common stock. The warrant may be exercised on or before September 24, 2015 at an exercise price of $13.55 per share. The total value of the warrant, $8.3 million, is being amortized to interest expense and additional paid in capital over the term of the Wachovia funding facilities. As of December 31, 2008, there was $6.1 million of unamortized cost related to the warrant.

NOTE 12 – INCOME TAXES

We had unrecognized tax benefits of $64.7 million and $57.7 million at December 31, 2008, and June 30, 2008, respectively. The increase is due primarily to an $8.5 million change attributable to current year activity in temporary items. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $20.7 million and $21.7 million at December 31, 2008, and June 30, 2008, respectively, which includes the federal benefit of state taxes.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2008, accrued interest and penalties associated with uncertain tax positions was $9.5 million and $7.4 million, respectively. During the six months ended December 31, 2008, we accrued an additional $2.8 million in potential interest and $0.7 million in potential penalties associated with uncertain tax positions.

At December 31, 2008, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $10.5 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Our effective income tax rate was 35.5% and 34.3% for the three months ended December 31, 2008 and 2007, respectively. Our effective income tax rate was 30.6% and 25.4% for the six months ended December 31, 2008 and 2007, respectively. The lower rate for the six months ended December 31, 2007, is primarily a result of revised estimates of our deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

NOTE 13 – RESTRUCTURING CHARGES

As of December 31, 2008, total costs incurred to date related to our restructuring activities in prior years include $41.9 million in personnel-related costs and $72.8 million of contract termination and other associated costs.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the six months ended December 31, 2008, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at July 1, 2008	$3,207	$3,741	$1,442	$8,390
Cash settlements	(4,811)	(1,821)	(34)	(6,666)
Non-cash settlements			(206)	(206)
Additions and adjustments	1,746	754	155	2,655

Balance at December 31, 2008	$142	$2,674	$1,357	$4,173

NOTE 14 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net (loss) income	$(25,556)	$(19,090)	$(27,218)	$42,729
Interest expense related to 2003 convertible senior notes, net of related tax effects				1,703

Adjusted net (loss) income	$(25,556)	$(19,090)	$(27,218)	$44,432

Basic weighted average shares	120,106,666	114,253,706	118,189,273	114,933,806
Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants				1,866,622
2003 convertible senior notes				10,705,205

				12,571,827

Diluted weighted average shares	120,106,666	114,253,706	118,189,273	127,505,633

(Loss) earnings per share:
Basic	$(0.21)	$(0.17)	$(0.23)	$0.37

Diluted	$(0.21)	$(0.17)	$(0.23)	$0.35

Basic (loss) earnings per share have been computed by dividing net (loss) income by weighted average shares outstanding.

Diluted loss per share has been computed by dividing net loss by the weighted average shares assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive. Diluted earnings per share has been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.8 million shares of common stock for the six months ended December 31, 2007, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 30.0 million shares of common stock for the six months ended December 31, 2007, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares for the six months ended December 31, 2007.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2008	2007
Interest costs (none capitalized)	$348,504	$414,198
Income taxes	534	79,015

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$47,806	$118,884		$166,690
Finance receivables, net		394,958	11,681,198		12,076,156
Restricted cash - securitization notes payable			883,734		883,734
Restricted cash - credit facilities			164,154		164,154
Property and equipment, net	$5,693	44,196			49,889
Leased vehicles, net		12,253	172,420		184,673
Deferred income taxes	(28,918)	324,766	642		296,490
Investment in money market fund		20,924			20,924
Other assets	50,586	188,441	71,376		310,403
Due from affiliates	730,957		3,464,686	$(4,195,643)
Investment in affiliates	1,916,132	5,382,544	579,786	(7,878,462)

Total assets	$2,674,450	$6,415,888	$17,136,880	$(12,074,105)	$14,153,113

Liabilities:
Credit facilities			$1,942,362		$1,942,362
Securitization notes payable			9,253,487		9,253,487
Senior notes	$91,620				91,620
Convertible senior notes	511,150				511,150
Funding payable		$4,559	(20)		4,539
Accrued taxes and expenses	92,767	37,226	67,571		197,564
Other liabilities	835	173,478			174,313
Due to affiliates		4,195,643		$(4,195,643)

Total liabilities	696,372	4,410,906	11,263,400	(4,195,643)	12,175,035

Shareholders’ equity:
Common stock	1,341	50,775	30,627	(81,402)	1,341
Additional paid-in capital	186,005	75,878	3,092,853	(3,168,731)	186,005
Accumulated other comprehensive (loss) income	(42,128)	(65,207)	27,216	37,991	(42,128)
Retained earnings	1,885,466	1,943,536	2,722,784	(4,666,320)	1,885,466

	2,030,684	2,004,982	5,873,480	(7,878,462)	2,030,684
Treasury stock	(52,606)				(52,606)

Total shareholders’ equity	1,978,078	2,004,982	5,873,480	(7,878,462)	1,978,078

Total liabilities and shareholders’ equity	$2,674,450	$6,415,888	$17,136,880	$(12,074,105)	$14,153,113

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

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended December 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$17,282	$480,278		$497,560
Other income	$12,576	376,065	766,376	$(1,124,391)	30,626
Gain on retirement of debt	37,873				37,873
Equity in (loss) income of affiliates	(24,614)	31,785		(7,171)

	25,835	425,132	1,246,654	(1,131,562)	566,059

Costs and expenses
Operating expenses	13,420	5,707	65,217		84,344
Depreciation expense - leased vehicles		(758)	12,915		12,157
Provision for loan losses		47,308	240,714		288,022
Interest expense	37,715	423,139	882,600	(1,124,391)	219,063
Restructuring charges, net		2,104			2,104

	51,135	477,500	1,201,446	(1,124,391)	605,690

(Loss) income before income taxes	(25,300)	(52,368)	45,208	(7,171)	(39,631)
Income tax provision (benefit)	256	(27,754)	13,423		(14,075)

Net (loss) income	$(25,556)	$(24,614)	$31,785	$(7,171)	$(25,556)

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$13,363	$599,336		$612,699
Other income	$17,499	676,103	1,295,332	$(1,948,379)	40,555
Equity in (loss) income of affiliates	(20,595)	12,335		8,260

	(3,096)	701,801	1,894,668	(1,940,119)	653,254

Costs and expenses
Operating expenses	7,511	10,441	85,132		103,084
Depreciation expense - leased vehicles		8,848			8,848
Provision for loan losses		11,087	345,426		356,513
Interest expense	8,076	703,531	1,450,805	(1,948,379)	214,033
Restructuring charges, net		(163)			(163)

	15,587	733,744	1,881,363	(1,948,379)	682,315

(Loss) income before income taxes	(18,683)	(31,943)	13,305	8,260	(29,061)
Income tax provision (benefit)	407	(11,348)	970		(9,971)

Net (loss) income	$(19,090)	$(20,595)	$12,335	$8,260	$(19,090)

AmeriCredit Corp.

Consolidating Statement of Operations

Six Months Ended December 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$34,986	$996,547		$1,031,533
Other income	$19,689	655,117	1,306,849	$(1,919,953)	61,702
Gain on retirement of debt	38,867				38,867
Equity in (loss) income of affiliates	(13,780)	94,766		(80,986)

	44,776	784,869	2,303,396	$(2,000,939)	1,132,102

Costs and expenses
Operating expenses	19,664	20,339	128,596		168,599
Depreciation expense - leased vehicles		4,341	18,730		23,071
Provision for loan losses		102,755	460,132		562,887
Interest expense	59,413	725,774	1,548,875	(1,919,953)	414,109
Restructuring charges, net		2,655			2,655

	79,077	855,864	2,156,333	(1,919,953)	1,171,321

Income before income taxes	(34,301)	(70,995)	147,063	(80,986)	(39,219)
Income tax (benefit) provision	(7,083)	(57,215)	52,297		(12,001)

Net (loss) income	$(27,218)	$(13,780)	$94,766	$(80,986)	$(27,218)

AmeriCredit Corp.

Consolidating Statement of Operations

Six Months Ended December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$45,569	$1,178,988		$1,224,557
Other income	$32,857	1,130,193	2,132,789	$(3,214,468)	81,371
Equity in income of affiliates	39,356	77,109		(116,465)

	72,213	1,252,871	3,311,777	(3,330,933)	1,305,928

Costs and expenses
Operating expenses	12,194	28,994	166,861		208,049
Depreciation expense - leased vehicles		14,433			14,433
Provision for loan losses		16,862	584,296		601,158
Interest expense	16,142	1,166,771	2,456,849	(3,214,468)	425,294
Restructuring charges, net		(293)			(293)

	28,336	1,226,767	3,208,006	(3,214,468)	1,248,641

Income before income taxes	43,877	26,104	103,771	(116,465)	57,287
Income tax provision (benefit)	1,148	(13,252)	26,662		14,558

Net income	$42,729	$39,356	$77,109	$(116,465)	$42,729

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(27,218)	$(13,780)	$94,766		$(80,986)	$(27,218)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		1,896	26,757	29,438			58,091
Accretion and amortization of loan fees			(1,573)	13,597			12,024
Provision for loan losses			102,755	460,132			562,887
Deferred income taxes		52,932	2,312	(11,598)			43,646
Stock-based compensation expense		7,547					7,547
Amortization of warrants		40,934					40,934
Gain on retirement of debt		(39,622)					(39,622)
Other		(81)	16,432	(9,804)			6,547
Equity in (loss) income of affiliates		13,780	(94,766)			80,986
Changes in assets and liabilities:
Other assets		(52,654)	(4,769)	(2,882)			(60,305)
Accrued taxes and expenses		8,641	(8,972)	(7,718)			(8,049)

Net cash provided by operating activities		6,155	24,396	565,931			596,482

Cash flows from investing activities:
Purchases of receivables			(913,555)	(411,286)		411,286	(913,555)
Principal collections and recoveries on receivables			153,205	2,084,716			2,237,921
Net proceeds from sale of receivables			411,286			(411,286)
Purchases of property and equipment			(974)				(974)
Investment in money market fund			(115,821)				(115,821)
Proceeds from money market fund			91,422				91,422
Change in restricted cash - securitization notes payable				98,936			98,936
Change in restricted cash - credit facilities				94,216			94,216
Change in other assets			80,530	(87,173)			(6,643)
Net change in investment in affiliates		5,920	601,866	(35,628)		(572,158)

Net cash provided by investing activities		5,920	307,959	1,743,781		(572,158)	1,485,502

Cash flows from financing activities:
Net change in credit facilities				(967,429)			(967,429)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(2,158,040)			(2,158,040)
Retirement of convertible senior notes		(214,473)					(214,473)
Proceeds from sale of Lehman swaps			10,571				10,571
Payment on termination of Lehman swaps			(10,571)				(10,571)
Debt issuance costs		(56)	(2,158)	(7,068)			(9,282)
Proceeds from issuance of common stock		1,267		(566,250)		566,250	1,267
Other net changes		(3,094)					(3,094)
Net change in due (to) from affiliates		210,201	(642,557)	435,762		(3,406)

Net cash used by financing activities		(6,155)	(644,715)	(2,263,025)		562,844	(2,351,051)

Net increase (decrease) in cash and cash equivalents		5,920	(312,360)	46,687		(9,314)	(269,067)
Effect of Canadian exchange rate changes on cash and cash equivalents		(5,920)	(1,186)	56		9,314	2,264
Cash and cash equivalents at beginning of period			361,352	72,141			433,493

Cash and cash equivalents at end of period	$		$47,806	$118,884	$		$166,690

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2007

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$42,729	$39,356	$77,109		$(116,465)	$42,729
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		167	20,698	16,595			37,460
Accretion and amortization of loan fees			8,075	2,517			10,592
Provision for loan losses			16,862	584,296			601,158
Deferred income taxes		(78,564)	59,208	(43,855)			(63,211)
Stock-based compensation expense		12,552					12,552
Other			1,647	(762)			885
Equity in income of affiliates		(39,356)	(77,109)			116,465
Changes in assets and liabilities:
Other assets		(9,960)	(67,990)	(2,701)			(80,651)
Accrued taxes and expenses		21,931	9,809	4,515			36,255

Net cash (used) provided by operating activities		(50,501)	10,556	637,714			597,769

Cash flows from investing activities:
Purchases of receivables			(4,126,287)	(3,977,176)		3,977,176	(4,126,287)
Principal collections and recoveries on receivables			79,643	3,040,193			3,119,836
Net proceeds from sale of receivables			3,977,176			(3,977,176)
Purchases of property and equipment		1,412	(8,130)				(6,718)
Net purchases of leased vehicles			(172,550)				(172,550)
Change in restricted cash - securitization notes payable			(11)	20,028			20,017
Change in restricted cash - credit facilities				(8,839)			(8,839)
Change in other assets			(9,037)	8,647			(390)
Net change in investment in affiliates		(1,103)	(598,045)	(8,317)		607,465

Net cash provided (used) by investing activities		309	(857,241)	(925,464)		607,465	(1,174,931)

Cash flows from financing activities:
Net change in credit facilities				(66,096)			(66,096)
Issuance of securitization notes payable				3,500,000			3,500,000
Payments on securitization notes payable				(3,074,536)			(3,074,536)
Debt issuance costs				(12,414)			(12,414)
Repurchase of common stock		(127,901)					(127,901)
Proceeds from issuance of common stock		13,546		606,362		(606,362)	13,546
Other net changes		(344)	(1)				(345)
Net change in due (to) from affiliates		158,344	496,821	(659,685)		4,520

Net cash provided by financing activities		43,645	496,820	293,631		(601,842)	232,254

Net (decrease) increase in cash and cash equivalents		(6,547)	(349,865)	5,881		5,623	(344,908)
Effect of Canadian exchange rate changes on cash and cash equivalents		6,547	749	18		(5,623)	1,691
Cash and cash equivalents at beginning of period			899,386	10,918			910,304

Cash and cash equivalents at end of period	$		$550,270	$16,817	$		$567,087

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us, or in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if targeted portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until required levels of credit enhancement are reached and maintained. Senior subordinated securitizations typically do not utilize portfolio performance ratios.

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

Recent Developments

We anticipate a number of factors will continue to adversely affect our liquidity in fiscal 2009: (i) higher credit enhancement levels in our securitization transactions caused by a reduction in excess spread due to a higher cost of funds and credit deterioration we are experiencing in our portfolio, (ii) unprecedented disruptions in the capital markets making the execution of securitization transactions more challenging and expensive, (iii) decreasing cash distributions from our securitization Trusts due to weaker credit performance and (iv) the possible restructuring of our credit facilities discussed below.

Throughout calendar year 2008, we have revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination target has been reduced to no more than $100 million per month. We recognized a restructuring charge of $2.7 million during the six months ended December 31, 2008.

We believe that we have sufficient liquidity and warehouse capacity to operate through fiscal 2009. During the quarter ended December 31, 2008, we completed two securitizations, for a total of $1 billion of securitization notes payable, the AmeriCredit Automobile Receivable Trusts (“AMCAR”) 2008-1 and 2008-2. In connection with these securitizations, we utilized the forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”) to place the triple-A rated asset-backed securities in these securitization transactions. To place the double-A and single-A rated asset-backed securities we utilized a new funding facility established through agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), and a purchase agreement with Fairholme Funds, Inc. (“Fairholme”) for the AMCAR 2008-1 and 2008-2 securitizations, respectively. With the completion of AMCAR 2008-1 and 2008-2, we do not anticipate having to access the securitization market again in fiscal 2009. Current conditions in the securitization market include high risk premiums and reduced investor demand, particularly for subordinated securities and securities backed by subprime collateral. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby we mutually agreed to terminate the forward purchase commitment agreement leaving us without a standby source for pricing triple-A rated securities in a securitization transaction. If the asset-backed securities market or the credit markets, in general, do not improve we may be unable in the future to sell asset-backed securities on acceptable terms or at all.

Our credit facilities contain covenants, which if breached, could restrict our ability to borrow under such facilities to fund new loan originations, or in the worst case, could result in events of default under most of our debt agreements. We consider the most restrictive of these covenants to be the (i) the maintenance of an annualized portfolio net credit loss ratio of less than 8.5 percent of average receivables on a rolling six month basis, (ii) maintenance of an average earnings ratio to interest expense for two consecutive fiscal quarters of not less than 1.2 times and (iii) the requirement to repurchase receivables that have been pledged to the master warehouse facility for more than 364 days. Subsequent to December 31, 2008, we breached the 8.5 percent six month net credit loss ratio and a waiver through March 7, 2009 was granted. We are currently negotiating with our credit providers to amend our credit facilities to modify the most restrictive covenants in exchange for a reduction in facility size, lower advance rates and higher pricing among other changes. If we are unable to enter into an amendment, there are several possible outcomes. The credit providers could restructure the facilities to prohibit future borrowings, thereby resulting in our inability to fund new loan originations and the receivables that we currently have pledged to the credit facilities would be used to pay down the outstanding balance of the respective facilities. In the worst case, the credit providers could declare an event of default, which would permit the lenders to accelerate the debt, foreclose on the collateral and remove us as servicer. An event of default would also result in a cross default under our senior note and convertible senior note indentures and certain securitizations transactions. Failure to negotiate an amendment would raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 as compared to Three Months Ended December 31, 2007

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Balance at beginning of period	$14,062,845	$16,377,528
Loans purchased	320,830	1,759,890
Loans repurchased from gain on sale Trusts		18,401
Liquidations and other	(1,384,543)	(1,803,615)

Balance at end of period	$12,999,132	$16,352,204

Average finance receivables	$13,547,116	$16,409,662

The decrease in loans purchased during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, was primarily due to the implementation of revised operating plans.

The average new loan size decreased to $17,618 for the three months ended December 31, 2008, from $19,318 for the three months ended December 31, 2007, due to reduced purchases of prime/near prime loans under revised operating plans as well as a decrease in the loan to value ratio. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2008, increased to 17.1% from 15.3% during the three months ended December 31, 2007, due to increased pricing on new loan originations as a result of higher funding costs.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Finance charge income	$497,560	$612,699
Other income	30,626	40,555
Interest expense	(219,063)	(214,033)

Net margin	$309,123	$439,221

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended December 31,
	2008	2007
Finance charge income	14.6%	14.8%
Other income	0.9	1.0
Interest expense	(6.4)	(5.2)

Net margin as a percentage of average finance receivables	9.1%	10.6%

The decrease in net margin for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, was mainly a result of an increase in funding costs primarily from the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of the Deutsche forward purchase agreement.

Revenue:

Finance charge income decreased by 18.8% to $497.6 million for the three months ended December 31, 2008, from $612.7 million for the three months ended December 31, 2007, primarily due to the 17.4% decrease in average finance receivables. The effective yield on our finance receivables decreased to 14.6% for the three months ended December 31, 2008, from 14.8% for the three months ended December 31, 2007. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended December 31,
	2008	2007
Investment income	$7,413	$16,604
Leasing income	11,803	10,555
Late fees and other income	11,410	13,396

	$30,626	$40,555

Investment income decreased as a result of lower invested cash balances and lower investment rates.

Gain on retirement of debt for the three months ended December 31, 2008 was $37.9 million. We repurchased on the open market, $38.9 million of convertible senior notes due in 2013 at an average price of 37.75%. In connection with this transaction, we recorded a gain on retirement of debt of $23.4 million. We also issued 15,122,670 shares of our common stock, to Fairholme in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the Notes. We recognized a gain of $15.5 million on retirement of debt in the exchange.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 18.2% to $84.3 million for the three months ended December 31, 2008, from $103.1 million for the three months ended December 31, 2007, as a result of cost savings from revised operating plans. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 71.8% and 79.1% of total operating expenses for the three months ended December 31, 2008 and 2007, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.5% for the three months ended December 31, 2008 and 2007, respectively.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended December 31, 2008 and 2007, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $288.0 million for the three months ended December 31, 2008, from $356.5 million for the three months ended December 31, 2007, primarily as a result of a lower level of receivables originated during the three months ended December 31, 2008, partially offset by higher expected future losses due to weaker economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 8.4% and 8.6% for the three months ended December 31, 2008 and 2007, respectively.

Interest Expense

Interest expense increased to $219.1 million for the three months ended December 31, 2008, from $214.0 million for the three months ended December 31, 2007. Average debt outstanding was $12,637.7 million and $15,589.9 million for the three months ended December 31, 2008 and 2007, respectively. Our effective rate of interest paid on our debt increased to 6.9% for the three months ended December 31, 2008, compared to 5.4% for the three months ended December 31, 2007, due to principal paydown of older securitizations with lower interest cost and acceleration of the amortization of the Deutsche warrant of $14.3 million and commitment fees of $5.8 million.

Taxes

Our effective income tax rate was 35.5% and 34.3% for the three months ended December 31, 2008 and 2007, respectively.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Three Months Ended December 31,
	2008	2007
Unrealized losses on credit enhancement assets		$(34)
Unrealized losses on cash flow hedges	$(61,619)	(45,883)
Canadian currency translation adjustment	(4,635)	(856)
Income tax benefit	25,169	20,571

	$(41,085)	$(26,202)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Three Months Ended December 31,
	2008	2007
Unrealized losses related to changes in fair value	$(76,959)	$(45,065)
Reclassification of net unrealized losses (gains) into earnings	15,340	(818)

	$(61,619)	$(45,883)

Unrealized losses related to changes in fair value for the three months ended December 31, 2008 and 2007, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $4.6 million and $0.9 million for the three months ended December 31, 2008 and 2007, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended December 31, 2008 and 2007.

Six Months Ended December 31, 2008 as compared to Six Months Ended December 31, 2007

A summary of changes in our finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2008	2007
Balance at beginning of period	$14,981,412	$15,922,458
Loans purchased	900,120	3,999,509
Loans repurchased from gain on sale Trusts		18,401
Liquidations and other	(2,882,400)	(3,588,164)

Balance at end of period	$12,999,132	$16,352,204

Average finance receivables	$14,045,482	$16,298,629

The decrease in loans purchased during the six months ended December 31, 2008, as compared to the six months ended December 31, 2007, was primarily due to the implementation of revised operating plans.

The average new loan size decreased to $17,718 for the six months ended December 31, 2008, from $19,229 for the six months ended December 31, 2007, due to reduced purchases of prime/near prime loans under the revised operating plans as well as a decrease in the loan to value ratio. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2008, increased to 16.8% from 15.3% during the six months ended December 31, 2007, due to increased pricing on new loan originations as a result of higher funding costs.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Six Months Ended December 31,
	2008	2007
Finance charge income	$1,031,533	$1,224,557
Other income	61,702	81,371
Interest expense	(414,109)	(425,294)

Net margin	$679,126	$880,634

Net margin as a percentage of average finance receivables is as follows:

	Six Months Ended December 31,
	2008	2007
Finance charge income	14.5%	14.9%
Other income	0.9	1.0
Interest expense	(5.8)	(5.2)

Net margin as a percentage of average finance receivables	9.6%	10.7%

The decrease in net margin for the six months ended December 31, 2008, as compared to the six months ended December 31, 2007, was mainly a result of an increase in funding costs primarily from the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of the Deutsche forward purchase agreement.

Revenue:

Finance charge income decreased by 15.8% to $1,031.5 million for the six months ended December 31, 2008, from $1,224.6 million for the six months ended December 31, 2007, primarily due to the 13.8% decrease in average finance receivables. The effective yield on our finance receivables decreased to 14.5% for the six months ended December 31, 2008, from 14.9% for the six months ended December 31, 2007. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Six Months Ended December 31,
	2008	2007
Investment income	$12,339	$35,561
Leasing income	23,748	17,183
Late fees and other income	25,615	28,627

	$61,702	$81,371

Investment income decreased as a result of lower invested cash balances and lower investment rates combined with a $3.5 million loss on our investment in the Reserve Primary Money Market Fund (“the Reserve Fund”).

Gain on retirement of debt for the six months ended December 31, 2008 was $38.9 million. We repurchased on the open market, $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% and $114.7 million of convertible senior notes due in 2023 at an average price of 98.90%. In connection with these transactions, we recorded a gain on retirement of debt of $24.4 million. We also issued 15,122,670 shares of our common stock, to Fairholme in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the Notes. We recognized a gain, of $15.5 million on retirement of debt in the exchange.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 18.9% to $168.6 million for the six months ended December 31, 2008, from $208.0 million for the six months ended December 31, 2007, as a result of cost savings from the revised operating plan. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 71.4% and 78.1% of total operating expenses for the six months ended December 31, 2008 and 2007, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.4% for the six months ended December 31, 2008, as compared to 2.5% for the six months ended December 31, 2007.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended December 31, 2008 and 2007, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $562.9 million for the six months ended December 31, 2008, from $601.2 million for the six months ended December 31, 2007, primarily as a result of a lower level of receivables originated during the six months ended December 31, 2008, partially offset by higher expected future losses due to weaker economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 7.9% and 7.3% for the six months ended December 31, 2008 and 2007, respectively.

Interest Expense

Interest expense decreased to $414.1 million for the six months ended December 31, 2008, from $425.3 million for the six months ended December 31, 2007. Average debt outstanding was $13,097.7 million and $15,481.7 million for the six months ended December 31, 2008 and 2007, respectively. Our effective rate of interest paid on our debt increased to 6.3% for the six months ended December 31, 2008, compared to 5.4% for the six months ended December 31, 2007, due to principal paydown of older securitizations with lower interest cost and acceleration of the amortization of the Deutsche warrant of $14.3 million and commitment fees of $5.8 million.

Taxes

Our effective income tax rate was 30.6% and 25.4% for the six months ended December 31, 2008 and 2007, respectively. The lower rate for the six months ended December 31, 2007, is primarily a result of revised estimates of our deferred tax assets and liabilities relating to state income tax rates and the exercise of warrants issued in September 2002.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Six Months Ended December 31,
	2008	2007
Unrealized losses on credit enhancement assets		$(232)
Unrealized losses on cash flow hedges	$(51,694)	(82,026)
Canadian currency translation adjustment	(5,920)	6,544
Income tax benefit	21,890	30,831

	$(35,724)	$(44,883)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Six Months Ended December 31,
	2008	2007
Unrealized losses related to changes in fair value	$(87,184)	$(77,767)
Reclassification of net unrealized losses (gains) into earnings	35,490	(4,259)

	$(51,694)	$(82,026)

Unrealized losses related to changes in fair value for the six months ended December 31, 2008 and 2007, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $5.9 million and gains of $6.5 million for the six months ended December 31, 2008 and 2007, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2008 and 2007.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2008	June 30, 2008
Principal amount of receivables, net of fees	$12,999,132	$14,981,412
Nonaccretable acquisition fees	(28,359)	(42,802)
Allowance for loan losses	(894,617)	(908,311)

Receivables, net	$12,076,156	$14,030,299

Number of outstanding contracts	995,799	1,094,915

Average carrying amount of outstanding contract (in dollars)	$13,054	$13,683

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	7.1%	6.3%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables increased to 7.1% as of December 31, 2008, from 6.3% as of June 30, 2008, as a result of higher expected future losses due to weaker economic conditions and significantly lower recovery rates on repossessed collateral.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$1,017,246	7.8%	$1,111,368	6.8%
Greater-than-60 days	541,566	4.2	486,688	3.0

	1,558,812	12.0	1,598,056	9.8
In repossession	44,727	0.3	60,174	0.3

	$1,603,539	12.3%	$1,658,230	10.1%

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

Delinquencies in finance receivables, as a percentage, were higher at December 31, 2008, as compared to December 31, 2007, as a result of weaker economic conditions and an increase in the average age or seasoning of the portfolio.

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 7.7% and 6.4% for the six months ended December 31, 2008 and 2007, respectively. Contracts receiving a payment deferral increased as a result of weaker economic conditions and related budgetary stress on our consumer base.

The following is a summary of deferrals as a percentage of receivables outstanding:

	December 31, 2008	June 30, 2008
Never deferred	70.9%	75.3%
Deferred:
1-2 times	24.2	20.6
3-4 times	4.9	3.7
Greater than 4 times		0.4

Total deferred	29.1	24.7

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Repossession charge-offs	$401,873	$368,421	$765,402	$658,408
Less: Recoveries	(149,283)	(161,646)	(300,606)	(303,213)
Mandatory charge-offs (a)	72,575	79,387	126,228	150,980

Net charge-offs	$325,165	$286,162	$591,024	$506,175

Net charge-offs as an annualized percentage of average receivables:	9.5%	6.9%	8.3%	6.2%

Recoveries as a percentage of gross repossession charge-offs:	37.1%	43.9%	39.3%	46.1%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for the three and six months ended December 31, 2008, respectively as an annualized percentage of average finance receivables, as compared to the three and six months ended December 31, 2007, respectively, was a result of weaker economic conditions combined with a significant decline in wholesale auction values for used cars.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, repayment of senior notes and convertible senior notes, operating expenses and income taxes.

We used cash of $913.6 million and $4,126.3 million for the purchase of finance receivables during the six months ended December 31, 2008 and 2007, respectively. These purchases were funded initially utilizing cash and credit facilities and our strategy is to subsequently obtain long-term financing for these receivables in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of December 31, 2008, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility	October 2009	$2,245.0	$698.6
Medium term note facility	October 2009 (b)	750.0	750.0
Prime/Near prime facility (c)	September 2009	450.0	312.5
Canadian credit facility	May 2009		83.2
Lease warehouse facility	June 2009	100.0	98.1

		$3,545.0	$1,942.4

(a)	Because the facilities are non-recourse to us, the outstanding debt balance can either be repaid in full or over time based on the amortization of receivables pledged.

(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.

(c)	The prime/near prime facility was renewed in September 2008 and reduced in size from 1,120.0 million to $450.0 million. Subsequent to December 31, 2008, this facility was reduced in size to $350.0 million.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. We consider the most restrictive of these covenants to be (i) maintenance of an annualized portfolio net credit loss ratio of less than 8.5 percent of average receivables on a rolling six month basis, (ii) maintenance of an average earnings ratio to interest expense for two consecutive fiscal quarters of not less than 1.2 times and (iii) the requirement to repurchase receivables that have been pledged to the master warehouse facility for more than 364 days. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements or may remove us as servicer. As of December 31, 2008, we were in compliance with all covenants in our credit facilities. Subsequent to December 31, 2008, we breached the 8.5 percent six month net credit loss ratio and a waiver through March 7, 2009 was granted. See “Recent Developments” for further discussion.

On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Subsequently, 16 additional affiliates of LBHI (together with LBHI, “Lehman”) filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. Lehman is one of the eleven financial institutions in the syndicate that comprise the Master warehouse facility. Lehman’s commitment under the facility was $255 million. As of December 31, 2008, we had $24 million outstanding under the Lehman commitment which will be repaid as the outstanding borrowings on the facility are paid off.

Securitizations

We have completed 65 securitization transactions through December 31, 2008, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2008
2004-D-F	November 2004	750.0	$76.1
2005-A-X	February 2005	900.0	108.1
2005-1	April 2005	750.0	83.0
2005-B-M	June 2005	1,350.0	222.0
2005-C-F	August 2005	1,100.0	217.4
2005-D-A	November 2005	1,400.0	325.1
2006-1	March 2006	945.0	212.5
2006-R-M	May 2006	1,200.0	573.0
2006-A-F	July 2006	1,350.0	470.3
2006-B-G	September 2006	1,200.0	481.9
2007-A-X	January 2007	1,200.0	550.9
2007-B-F	April 2007	1,500.0	789.6
2007-1	May 2007	1,000.0	527.6
2007-C-M	July 2007	1,500.0	890.2
2007-D-F	September 2007	1,000.0	646.3
2007-2-M	October 2007	1,000.0	644.6
2008-A-F	May 2008	750.0	616.7
2008-1	October 2008	500.0	476.3
2008-2	November 2008	500.0	485.8
BV2005-LJ-1	February 2005	232.1	37.0
BV2005-LJ-2	July 2005	185.6	36.0
BV2005-3	December 2005	220.1	56.3
LB2004-C	December 2004	350.0	37.2
LB2005-A	June 2005	350.0	57.1
LB2005-B	October 2005	350.0	73.0
LB2006-A	May 2006	450.0	126.3
LB2006-B	September 2006	500.0	189.2
LB2007-A	March 2007	486.0	244.0

Total active securitizations		$23,018.8	$9,253.5

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

Generally, we employ two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurers used by us in the past are facing financial stress and have been downgraded by the rating agencies due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and several of the financial guaranty insurers we have utilized in the past, have decided to no longer issue insurance policies on asset-backed securities. As a result, there is little demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, and we do not anticipate utilizing this structure in the foreseeable future.

The second type of securitization structure we use and the structure we anticipate utilizing for the foreseeable future, involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. In November 2008, we entered into a senior subordinated securitization, AMCAR 2008-2, that has initial cash deposit and overcollateralization requirements of 24.5%. This level of credit enhancement requires significantly greater use of our capital than in similar securitization transactions we have completed in the past. Increases or decreases to the credit enhancement level required in future securitization transactions will depend in part, on the net interest margin of the finance receivables transferred, the collateral characteristics of the finance receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche. Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock in connection with the agreement. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant cost of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were amortized to interest expense during the three months ended December 31, 2008.

In September 2008, we entered into agreements with Wachovia, to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized costs of $1.6 million, as of December 31, 2008, are included in other assets on the consolidated balance sheets.

On November 24, 2008, we entered into an agreement with Fairholme under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. We also issued 15,122,670 shares of our common stock, to Fairholme in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $15.5 million on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of the shares described above.

Cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2008	2007
Initial credit enhancement deposits:
Restricted cash	$25.8	$64.0
Overcollateralization	289.1	213.8
Distributions from Trusts:
Gain on sale Trusts		7.5
Secured financing Trusts	284.3	428.8

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

At December 31, 2008, we exceeded the cumulative default ratio and cumulative net loss ratio targets in the AmeriCredit Prime Auto Receivable Trust (“APART”) 2007-2-M securitization. Excess cash flows from this Trust are being use to build higher credit enhancement instead of being distributed to us.

During fiscal 2008 and at December 31, 2008, three Long Beach Acceptance Corporation (“LBAC”) securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. Two of these LBAC securitizations (LB2006-B and LB2007-A) also had cumulative net loss and cumulative default ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. Furthermore, three other LBAC securitizations (LB2004-C, LB2005-A and LB2005-B) had delinquency ratios in excess of their targeted levels as of December 31, 2008. Excess cash flows from these trusts are being used to build higher credit enhancement in each respective trust instead of being distributed to us.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2008, no such termination events have occurred with respect to any of the Trusts formed by us.

Convertible Senior Notes

In November 2003, we issued $200.0 million of convertible senior notes. During the three months ended September 30, 2008, we repurchased $114.7 million of these convertible notes at a small discount. During the three months ended December 31, 2008, we repurchased the remaining balance of $85.3 million of these convertible notes at a price equal to 100.25% of the principal amount of the notes redeemed.

During the three months ended December 31, 2008, we repurchased on the open market $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% of the principal amount of the notes repurchased. In connection with this transaction, we recorded a gain on retirement of debt of $23.4 million.

Contractual Obligations

As of December 31, 2008, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $84.0 million. Due to uncertainty regarding the timing of future cash flows associated with those liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Accounting Pronouncements and Accounting Changes

In the first quarter of fiscal 2009, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after

December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (“FSP EITF 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between FSP EITF 99-20 and Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”). FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on our consolidated financial statements.

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

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of receivables to securitization Trusts.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position, our results of operations or our statement of cash flows.

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

The matters voted upon by the shareholders and the details of the votes cast by the shareholders on those matters at the Annual Meeting of Shareholders held on October 28, 2008, were reported in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Commission on November 10, 2008.

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

10.31	Restricted Stock Unit Agreement

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: February 6, 2009	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President, Chief Financial Officer and Treasurer