Form 10-Q
period 2009-03-31
AMERICREDIT CORP
filed 2009-05-11
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 105 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 132,820,107 shares of common stock, $0.01 par value outstanding as of April 30, 2009.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2009	June 30, 2008
ASSETS

Cash and cash equivalents	$120,931	$433,493
Finance receivables, net	10,983,331	14,030,299
Restricted cash – securitization notes payable	899,105	982,670
Restricted cash – credit facilities	234,054	259,699
Property and equipment, net	46,764	55,471
Leased vehicles, net	169,178	210,857
Deferred income taxes	122,262	317,319
Income tax receivable	202,817	22,897
Investment in money market fund	13,232
Other assets	196,216	234,505

Total assets	$12,987,890	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities	$1,782,716	$2,928,161
Securitization notes payable	8,301,785	10,420,327
Senior notes	91,620	200,000
Convertible senior notes	486,150	750,000
Funding payable	6,097	21,519
Accrued taxes and expenses	158,115	216,387
Other liabilities	147,605	113,946

Total liabilities	10,974,088	14,650,340

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized, none issued
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 134,589,945 and 118,766,250 shares issued	1,346	1,188
Additional paid-in capital	180,724	42,336
Accumulated other comprehensive loss	(27,084)	(6,404)
Retained earnings	1,895,299	1,912,684

	2,050,285	1,949,804

Treasury stock, at cost (1,811,864 and 2,454,534 shares)	(36,483)	(52,934)

Total shareholders’ equity	2,013,802	1,896,870

Total liabilities and shareholders’ equity	$12,987,890	$16,547,210

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue
Finance charge income	$452,186	$595,743	$1,483,719	$1,820,300
Other income	29,191	42,999	90,893	124,370
Gain on retirement of debt	14,442		53,309

	495,819	638,742	1,627,921	1,944,670

Costs and expenses
Operating expenses	76,278	100,016	244,877	308,065
Depreciation expense – leased vehicles	13,694	9,679	36,765	24,112
Provision for loan losses	234,816	250,659	797,703	851,817
Interest expense	143,085	208,084	557,194	633,378
Restructuring charges, net	7,810	9,150	10,465	8,857

	475,683	577,588	1,647,004	1,826,229

Income (loss) before income taxes	20,136	61,154	(19,083)	118,441
Income tax provision (benefit)	10,303	22,989	(1,698)	37,547

Net income (loss)	9,833	38,165	(17,385)	80,894

Other comprehensive income (loss)
Unrealized losses on credit enhancement assets				(232)
Unrealized gains (losses) on cash flow hedges	24,080	(61,262)	(27,614)	(143,288)
Foreign currency translation adjustment	(2)	(2,609)	(5,922)	3,935
Income tax (provision) benefit	(9,034)	22,783	12,856	53,614

Other comprehensive income (loss)	15,044	(41,088)	(20,680)	(85,971)

Comprehensive income (loss)	$24,877	$(2,923)	$(38,065)	$(5,077)

Earnings (loss) per share
Basic	$0.07	$0.33	$(0.14)	$0.70

Diluted	$0.07	$0.31	$(0.14)	$0.65

Weighted average shares
Basic	131,914,885	114,692,272	122,697,685	114,850,727

Diluted	133,982,994	126,728,797	122,697,685	127,244,120

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(17,385)	$80,894
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	83,291	58,683
Accretion and amortization of loan fees	15,903	20,120
Provision for loan losses	797,703	851,817
Deferred income taxes	221,025	(71,019)
Stock-based compensation expense	11,238	15,402
Amortization of warrants	43,017
Gain on retirement of debt	(54,064)
Other	3,641	5,898
Changes in assets and liabilities:
Other assets	(195,918)	(41,823)
Accrued taxes and expenses	(45,988)	2,912

Net cash provided by operating activities	862,463	922,884

Cash flows from investing activities:
Purchases of receivables	(1,112,143)	(5,475,655)
Principal collections and recoveries on receivables	3,312,854	4,729,917
Purchases of property and equipment	(948)	(7,719)
Net purchases of leased vehicles		(192,449)
Investment in money market fund	(115,821)
Proceeds from money market fund	99,114
Change in restricted cash – securitization notes payable	83,565	4,463
Change in restricted cash – credit facilities	24,205	(87,926)
Change in other assets	25,216	(8,030)

Net cash provided (used) by investing activities	2,316,042	(1,037,399)

Cash flows from financing activities:
Net change in credit facilities	(1,125,534)	876,422
Issuance of securitization notes payable	1,000,000	3,500,000
Payments on securitization notes payable	(3,111,096)	(4,560,947)
Retirement of convertible senior notes	(224,723)
Debt issuance costs	(32,039)	(13,337)
Repurchase of common stock		(127,901)
Proceeds from issuance of common stock	1,271	14,051
Other net changes	(3,207)	(587)

Net cash used by financing activities	(3,495,328)	(312,299)

Net decrease in cash and cash equivalents	(316,823)	(426,814)
Effect of Canadian exchange rate changes on cash and cash equivalents	4,261	685
Cash and cash equivalents at beginning of period	433,493	910,304

Cash and cash equivalents at end of period	$120,931	$484,175

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

The consolidated financial statements as of March 31, 2009, and for the three and nine months ended March 31, 2009 and 2008, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Revenue Recognition

Finance Charge Income

Finance charge income related to finance receivables is recognized using the interest method. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy, and accounts in repossession. Fees and commissions received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full.

Recent Developments

We anticipate a number of factors will continue to adversely affect our liquidity in calendar 2009: (i) higher credit enhancement levels in any securitization transactions we may execute caused by a reduction in excess spread due to a higher cost of funds and credit deterioration we are experiencing in our portfolio, (ii) unprecedented disruptions in the capital markets making the execution of securitization transactions more challenging and expensive, (iii) decreasing cash distributions from our securitization Trusts due to weaker credit performance (iv) the repayment of our lease warehouse facility upon its maturity in June 2009 and (v) the restructuring of our credit facilities discussed below.

Throughout calendar year 2008 and the first part of calendar 2009, we have revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements and tightened loan structures for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination target has been reduced to approximately $200 million to $250 million per quarter. We recognized restructuring charges of $10.5 million during the nine months ended March 31, 2009.

On March 5, 2009, we amended and extended our master warehouse facility. The amendment, which was approved by all ten active lenders in the facility, reduced the size of the facility to $1,110.4 million from $2,245.0 million, and extended the revolving period to March 2010 from October 2009. We also amended certain covenants under the facility, including: (i) increasing the maximum rolling six-month annualized portfolio net loss ratio to 10.0% through October 2009, 12.0% through December 2009, 12.25% through March 2010 and 12.0% thereafter, (ii) removing the 364-day aging limitation on pledged receivables and (iii) lowering the minimum interest coverage requirement to 1.05 times earnings before interest, taxes, depreciation and amortization, except for the September 2009, December 2009 and March 2010 quarters, when it will be set at 0.75 times earnings before interest, taxes, depreciation and amortization. In conjunction with the amendment, the advance rate on the master warehouse facility declined immediately from approximately 85% to approximately 80% and will gradually decrease to approximately 68% by February 2010.

Additionally, we amended the rolling six-month annualized portfolio net loss ratio covenant in our medium term note facility to levels consistent with changes in the master warehouse facility.

As of March 31, 2009, we are in compliance with all warehouse covenants.

We believe we have sufficient liquidity and warehouse capacity to operate through calendar 2009. With the amendment of our master warehouse facility and reduction in new loan originations we do not anticipate having to access the securitization market again until the first half of calendar year 2010.

Recent Accounting Pronouncements and Accounting Changes

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF 99-20 and Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of FSP EITF 99-20-1 did not have a significant impact on our consolidated financial statements.

In the third quarter of fiscal 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 does not affect our consolidated financial condition, results of operations or cash flows, but requires additional disclosures for our derivative and hedging activities. See Note 8 – “Derivative Financial Instruments and Hedging Activities” for further details on our derivative instruments.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not anticipate the adoption of FSP 157-4 will have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of FSP 115-2 and 124-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and 28-1”). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We do not anticipate the adoption of FSP 107-1 and 28-1 will have a significant impact on our consolidated financial statements.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2009	June 30, 2008
Finance receivables unsecuritized, net of fees	$2,584,414	$3,572,214
Finance receivables securitized, net of fees	9,316,909	11,409,198
Less nonaccretable acquisition fees	(22,996)	(42,802)
Less allowance for loan losses	(894,996)	(908,311)

	$10,983,331	$14,030,299

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $1,959.8 million and $3,327.3 million pledged under our credit facilities as of March 31, 2009, and June 30, 2008, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $592.9 million and $728.8 million of delinquent finance receivables as of March 31, 2009, and June 30, 2008, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Balance at beginning of period	$28,359	$75,866	$42,802	$120,425
Purchase of receivables				109
Net charge-offs	(5,363)	(31,676)	(19,806)	(76,344)

Balance at end of period	$22,996	$44,190	$22,996	$44,190

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Balance at beginning of period	$894,617	$839,352	$908,311	$699,663
Provision for loan losses	234,816	250,659	797,703	851,817
Net charge-offs	(234,437)	(234,695)	(811,018)	(696,164)

Balance at end of period	$894,996	$855,316	$894,996	$855,316

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Receivables securitized			$1,289,082	$3,713,833
Net proceeds from securitization			1,000,000	3,500,000
Servicing fees:
Sold	$7	$13	23	156
Secured financing (a)	59,966	75,920	184,751	238,939
Distributions:
Sold				7,466
Secured financing	58,822	120,105	343,134	548,944

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations.

As of March 31, 2009 and June 30, 2008, we were servicing $9,319.2 million and $11,413.0 million, respectively, of finance receivables that have been transferred or sold to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche”). Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our sub-prime AmeriCredit Automobile Receivables Trust (“AMCAR”) securitization platform in registered public offerings. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock in connection with the agreement. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant cost of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were amortized to interest expense during the three months ended December 31, 2008. See Note 11 — “Warrants” for a discussion of warrants issued by us in connection with this transaction.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized costs of $1.1 million, as of March 31, 2009, are included in other assets on the consolidated balance sheets. See Note 11—“Warrants” for a discussion of warrants issued by us in connection with this transaction.

In November 2008, we entered into a purchase agreement with Fairholme Funds, Inc. (“Fairholme”) under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. We also issued 15,122,670 shares of our common stock to Fairholme, in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $15.5 million on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of the shares described above.

NOTE 4 – INVESTMENT IN MONEY MARKET FUND

We had an investment of $115.8 million in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has suspended redemptions and is in the process of liquidating its portfolio of investments. In mid-September 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the trustees of the Reserve Fund valuing their investments in Lehman Brothers Holdings Inc. (“LBHI”) debt securities held by the Reserve Fund at zero. Because redemptions of the fund have been suspended and are not readily convertible to cash, we reclassified this investment on our balance sheet from cash equivalents to other assets. We recognized an other-than-temporary impairment of $3.5 million, at September 30, 2008, by valuing the asset at the estimated net asset value of $0.97 per share as published by the Reserve Fund. As each security in the portfolio matures or additional liquidity becomes available within the fund, the Reserve Fund has indicated that interim distributions will be made to the investors in the fund on a pro rata basis. Changes in market conditions could result in further adjustments to the fair value of this investment. We have received $99.1 million as of March 31, 2009 and $5.2 million subsequent to March 31, 2009, as partial distributions from the Reserve Fund.

NOTE 5 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	March 31, 2009	June 30, 2008
Master warehouse facility	$655,524	$1,470,335
Medium term note facility	750,000	750,000
Call facility		156,945
Prime/Near prime facility	283,737	424,669
Canadian facility		126,212
Leasing warehouse facility	93,455

	$1,782,716	$2,928,161

Further detail regarding terms and availability of the credit facilities as of March 31, 2009, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Assets Pledged (c)	Restricted Cash Pledged (d)
Master warehouse facility:
March 2010	$1,110,399	$655,524	$767,560	$54,576
Medium term note facility:
October 2009 (b)	750,000	750,000	830,478	95,857
Prime/Near prime facility:
September 2009	350,000	283,737	361,753	7,320
Leasing warehouse facility:
June 2009	100,000	93,455	148,794	1,342

	$2,310,399	$1,782,716	$2,108,585	$159,095

(a)	Because the facilities are non-recourse to us, the outstanding debt balance at maturity will generally be repaid over time based on the amortization of receivables pledged. The lease facility must be repaid in full at its maturity.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	The warehouse facilities are collateralized by finance receivables, while the leasing facility is collateralized by leased assets.
(d)	These amounts do not include cash collected on finance receivables pledged of $75.0 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements, and/or remove us as servicer. As of March 31, 2009, we were in compliance with all covenants in our credit facilities. See Note 1 – “Summary of Significant Accounting Policies – Recent Developments” for further discussion.

On March 5, 2009, we amended and extended the master warehouse facility. The amendment, among other items, reduced the size of the facility to $1,110.4 million from $2,245.0 million and extended the revolving period to March 2010 from October 2009. See Note 1 – “Summary of Significant Accounting Policies – Recent Developments” for further discussion.

The call facility matured in August 2008 and was not renewed. The facility was paid off in October 2008.

The Canadian facility was paid off in February 2009.

In February 2009, the prime/near prime facility was reduced in size to $350.0 million from $450.0 million. Subsequent to March 31, 2009, the facility was amended to end the revolving period and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $23.2 million and $6.0 million as of March 31, 2009 and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets.

NOTE 6 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions accounted for as secured financings. Debt issuance costs are being amortized over the expected term of the securitizations; accordingly, unamortized costs of $16.4 million and $19.3 million as of March 31, 2009 and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of March 31, 2009, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-D-F	July 2011	$750,000	3.1%	$66,121	$61,113
2005-A-X	October 2011	900,000	3.7%	98,207	88,911
2005-1	May 2011	750,000	4.5%	94,341	68,941
2005-B-M	May 2012	1,350,000	4.1%	213,549	188,781
2005-C-F	June 2012	1,100,000	4.5%	208,153	186,705
2005-D-A	November 2012	1,400,000	4.9%	313,339	282,508
2006-1	May 2013	945,000	5.3%	240,391	186,099
2006-R-M	January 2014	1,200,000	5.4%	565,838	508,038
2006-A-F	September 2013	1,350,000	5.6%	461,693	418,024
2006-B-G	September 2013	1,200,000	5.2%	473,351	430,248
2007-A-X	October 2013	1,200,000	5.2%	541,813	496,799
2007-B-F	December 2013	1,500,000	5.2%	781,857	715,348
2007-1	March 2016	1,000,000	5.4%	480,652	478,778
2007-C-M	April 2014	1,500,000	5.5%	889,217	812,035
2007-D-F	June 2014	1,000,000	5.5%	645,179	591,802
2007-2-M	March 2016	1,000,000	5.3%	622,344	588,119
2008-A-F	October 2014	750,000	6.0%	708,554	566,382
2008-1	January 2015	500,000	8.7%	571,053	433,330
2008-2	April 2015	500,000	10.5%	600,318	445,513
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	30,470	31,746
BV2005-LJ-2 (a)	February 2014	185,596	4.6%	30,021	31,311
BV2005-3 (a)	June 2014	220,107	5.1%	47,751	49,506
LB2004-C (a)	July 2011	350,000	3.5%	31,274	30,184
LB2005-A (a)	April 2012	350,000	4.1%	46,951	48,494
LB2005-B (a)	June 2012	350,000	4.4%	64,238	62,800
LB2006-A (a)	May 2013	450,000	5.4%	117,543	111,093
LB2006-B (a)	September 2013	500,000	5.2%	162,662	167,169
LB2007-A	January 2014	486,000	5.0%	210,029	222,008

		$23,018,803		$9,316,909	$8,301,785

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

The securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall in the original target credit enhancement requirement.

At March 31, 2009, we exceeded the cumulative default ratio and cumulative net loss ratio targets in the AmeriCredit Prime Auto Receivable Trust (“APART”) 2007-2-M securitization. Excess cash flows from this Trust are being used to build higher credit enhancement instead of being distributed to us.

During fiscal 2008 and at March 31, 2009, three Long Beach Acceptance Corporation (“LBAC”) securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. Two of these LBAC securitizations (LB2006-B and LB2007-A) also had cumulative net loss and cumulative default ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. One other LBAC securitization (LB2005-B) had a delinquency ratio in excess of its targeted level at March 31, 2009. Excess cash flows from this Trust are being used to build higher credit enhancement instead of being distributed to us.

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

During the three months ended December 31, 2008 we repurchased on the open market $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% of the principal amount of the notes repurchased. During the three months ended March 31, 2009, we repurchased on the open market $25.0 million of our convertible senior notes due in 2011 at an average price of 41.0% of the principal amount of the notes repurchased. In connection with these repurchases, we recorded a gain on retirement of debt of $14.4 million and $37.8 million for the three and nine months ended March 31, 2009, respectively.

Subsequent to March 31, 2009, we repurchased on the open market $21.1 million of our convertible senior notes due in 2013 at a weighted average price of 55.64% of the principal amount of the notes repurchased.

Debt issuance costs relating to the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $6.6 million and $9.6 million are included in other assets on the consolidated balance sheets as of March 31, 2009 and June 30, 2008, respectively.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on our credit facilities and on certain securitization notes payable.

In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Our interest rate swap agreements are designated as cash flow hedges on the floating rate debt of our securitization notes payable and may qualify for hedge accounting treatment, while others do not qualify and are marked to market through interest expense in our consolidated statement of operations. Cash flows from derivatives used to manage interest rate risk are classified as operating activities.

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss within shareholders’ equity until the underlying hedged item is recognized in net income (loss). As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of a derivative instrument does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material.

We also use interest rate cap agreements on our credit facilities, which do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in net income (loss). We do not use derivative instruments for trading or speculative purposes.

We enter into arrangements with individual counterparties that we believe are creditworthy and generally settle on a net basis. In addition, we perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent quarterly assessment of our counterparty credit risk, we consider this risk to be low.

As of March 31, 2009, and June 30, 2008, we had interest rate swap agreements with underlying notional amounts of $2,687.1 million and $3,181.5 million, respectively. The fair value of our interest rate swap agreements of $135.8 million and $72.7 million as of March 31, 2009 and June 30, 2008, respectively, are included in other liabilities on the consolidated balance sheets. Interest rate swap agreements designated as hedges had unrealized losses of $97.8 million and $70.2 million included in accumulated other comprehensive loss as of March 31, 2009, and June 30, 2008, respectively. The ineffectiveness related to the interest rate swap agreements was immaterial for the three and nine months ended March 31, 2009 and March 31, 2008, respectively. We estimate approximately $80.9 million of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months. As of March 31, 2009, we also have interest rate swap agreements that are not designated as hedges with fair values of $26.0 million included in other assets on the consolidated balance sheets. The change in fair value on these interest rate swap agreements that are not designated as hedges resulted in a $1.2 million and $23.5 million gain for the three and nine months ended March 31, 2009, respectively, and are included in interest expense on the consolidated statements of operations.

As of March 31, 2009, and June 30, 2008, our special purpose finance subsidiaries had purchased interest rate cap agreements with underlying notional amounts of $2,359.9 million and $3,173.3 million, respectively. As of March 31, 2009, and June 30, 2008, we had sold interest rate cap agreements with underlying notional amounts of $1,979.2 million and $3,034.3 million, respectively. The fair value of interest rate cap agreements purchased by our special purpose finance subsidiaries of $7.7 million and $36.5 million as of March 31, 2009, and June 30, 2008, respectively, are included in other assets on the consolidated balance sheets. The fair value of interest rate cap agreements sold by us of $7.7 million and $36.4 million as of March 31, 2009, and June 30, 2008, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2009, and June 30, 2008, these restricted cash accounts totaled $32.0 million and $52.8 million, respectively, and are included in other assets on the consolidated balance sheets.

On September 15, 2008, LBHI and 16 additional affiliates of LBHI (together with LBHI, “Lehman”), filed petitions in bankruptcy court. Lehman was the hedge counterparty on interest rate swaps with notional amounts of $1,089.7 million. In November 2008, we replaced Lehman as the counterparty on these interest rate swaps. Upon replacement we designated these new swaps as hedges. From the date of Lehman’s bankruptcy until the date of designation, changes in fair market value resulted in losses of $34.1 million for the nine months ended March 31, 2009, and is recorded in interest expense in the consolidated statements of operations.

The following tables present information on the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Operations for the nine month period ended March 31, 2009 and the year ended June 30, 2008 (in thousands):

	Losses Recognized In Income (a)		Losses Recognized in Accumulated Other Comprehensive Income		Losses Reclassified From Accumulated Other Comprehensive Income into Income (b)
	March 31, 2009	June 30, 2008	March 31, 2009	June 30, 2008	March 31, 2009	June 30, 2008
Non-Designated Hedges:
Interest rate contracts	$10,603	$6,828

Total	$10,603	$6,828

Designated Hedges:
Interest rate contracts			$85,469	$109,039	$57,855	$24,635

Total			$85,469	$109,039	$57,855	$24,635

(a)	Losses recognized in income are located in Interest Expense.
(b)	Losses reclassified from OCI into income for effective and ineffective portions are located in Interest Expense.

NOTE 9 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective July 1, 2008, we adopted SFAS 157, which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value:

	March 31, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets

Investment in Money Market Fund (A)			$13,232	$13,232

Derivatives not designated as hedging instruments under SFAS 133:

Interest Rate Caps (A)		$7,701		7,701
Interest Rate Swaps (C)			26,033	26,033

Total Assets		$7,701	$39,265	$46,966

Liabilities

Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Swaps (C)			$135,802	$135,802

Derivatives not designated as hedging instruments under SFAS 133:

Interest Rate Caps (A)		$7,696		7,696

Total Liabilities		$7,696	$135,802	$143,498

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

Financial instruments are considered Level 3 when their values are determined using price models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. A brief description of the valuation techniques used for our Level 3 assets and liabilities is provided below and in Note 4 – “Investment in Money Market Fund”.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Assets		Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund	Interest Rate Swap Agreements
Balance at July 1, 2008	$3,572		$(76,269)
Transfers into Level 3		$115,821
Total realized and unrealized gains
Included in earnings	23,542	(3,475)	(34,145)
Included in other comprehensive income			(85,469)
Purchases, issuances and settlements	(1,081)	(99,114)	60,081

Balance at March 31, 2009	$26,033	$13,232	$(135,802)

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The carrying value of the senior notes and convertible senior notes was $577.8 million and $950.0 million as of March 31, 2009, and June 30, 2008, respectively. See guarantor consolidating financial statements in Note 16.

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

NOTE 11 – WARRANTS

In connection with the forward purchase commitment agreement with Deutsche (See Note 3 – “Securitizations”), we issued a warrant to an affiliate of Deutsche under which it may purchase up to 7.5 million shares of our common stock. The warrant may be exercised on or before April 15, 2015 at an exercise price of $12.01 per share. Due to the termination of the agreement with Deutsche, the total value of the warrant, $48.9 million, was fully amortized to interest expense and additional paid-in capital as of December 31, 2008.

In connection with the closing of the Wachovia funding facilities (See Note 3 - “Securitizations”), we issued a warrant to Wachovia under which they may purchase up to 1.0 million shares of common stock. The warrant may be exercised on or before September 24, 2015 at an exercise price of $13.55 per share. The total value of the warrant, $8.3 million, is being amortized to interest expense and additional paid in capital over the term of the Wachovia funding facilities. As of March 31, 2009, there was $4.1 million of unamortized cost related to the warrant.

NOTE 12 – INCOME TAXES

We had unrecognized tax benefits of $39.5 million and $57.7 million at March 31, 2009, and June 30, 2008, respectively. The decrease is primarily due to an $18 million change attributable to activity in temporary items. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $22.3 million and $21.7 million at March 31, 2009, and June 30, 2008, respectively, which includes the federal benefit of state taxes.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2008, accrued interest and penalties associated with uncertain tax positions was $9.5 million and $7.4 million, respectively. During the nine months ended March 31, 2009, the accruals increased by $1.8 million in potential interest and $0.9 million in potential penalties associated with uncertain tax positions.

At March 31, 2009, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $10.5 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

During the quarter ended March 31, 2009, we applied for a change of accounting method for tax purposes under Internal Revenue Code (“IRC”) Section 475. We believe that, as a “dealer in securities” under IRC Section 475, certain of our assets must be marked-to-market for federal income tax purposes. As a result of the change, we are expecting a taxable loss for fiscal 2009 in the range of $650 to $750 million. We believe that approximately $600 million of this loss is available to be carried back to the prior two fiscal years to offset federal taxable income recognized in those years, resulting in an income tax refund receivable of approximately $202.8 million. Although this method change requires consent from the IRS, management believes it is more likely than not that consent will be granted.

As a part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not, the income tax provision must be increased by recording a valuation allowance for the deferred tax assets that are estimated to be unrecoverable.

In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the deferred tax assets depends in part on the existence of sufficient taxable income within the carry back and carry forward period available under the tax law. Other criteria which are considered in evaluating the need for a valuation allowance include the existence of deferred tax liabilities that can be used to realize deferred tax assets. Based upon our review of all negative and positive evidence, management believes it is more likely than not that the tax benefits of the asset will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets.

Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require adjustments to deferred tax assets and an accompanying increase or decrease in net income (loss) in the period in which such determinations are made. Should the mix of profitability among our various subsidiaries change and/or the apportionment of a subsidiary’s income to the various states change, then the state portion of our deferred tax assets of approximately $8 million may require a valuation allowance with respect to part or all of the balance.

We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. The Internal Revenue Service (“IRS”) completed its examination of our fiscal 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal 2008. The returns for those years are subject to an appeals proceeding, which we anticipate will be concluded by the end of fiscal 2009. We expect the outcome of the appeals proceeding will not result in a material change to our financial position or results of operations. Our U.S. federal income tax returns prior to fiscal 2004 are closed. Foreign and U.S. state jurisdictions have statutes of limitations that generally range from three to five years. Our tax returns are currently under examination in various U.S. state jurisdictions.

Our effective income tax rate was 51.2% and 37.6% for the three months ended March 31, 2009 and 2008, respectively. The rate for the three months ended March 31, 2009, is primarily a result of increases associated with adjustments to prior year tax positions. Our effective income tax rate was 8.9% and 31.7% for the nine months ended March 31, 2009 and 2008, respectively. The rate for the nine months ended March 31, 2009, is primarily a result of increases associated with adjustments to prior year tax positions and adjustments to our deferred tax balances.

NOTE 13 – RESTRUCTURING CHARGES

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the nine months ended March 31, 2009, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at July 1, 2008	$3,207	$3,741	$1,442	$8,390
Cash settlements	(11,339)	(2,593)	(45)	(13,977)
Non-cash settlements			(385)	(385)
Additions and adjustments	8,445	1,590	430	10,465

Balance at March 31, 2009	$313	$2,738	$1,442	$4,493

NOTE 14 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$9,833	$38,165	$(17,385)	$80,894
Interest expense related to 2003 convertible senior notes, net of related tax effects		713		2,340

Adjusted net income (loss)	$9,833	$38,878	$(17,385)	$83,234

Basic weighted average shares	131,914,885	114,692,272	122,697,685	114,850,727

Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	2,068,109	1,331,320		1,688,188
2003 convertible senior notes		10,705,205		10,705,205

	2,068,109	12,036,525		12,393,393

Diluted weighted average shares	133,982,994	126,728,797	122,697,685	127,244,120

Earnings (loss) per share:
Basic	$0.07	$0.33	$(0.14)	$0.70

Diluted	$0.07	$0.31	$(0.14)	$0.65

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share, for the three months ended March 31, 2009, has been computed by dividing net income, by the weighted average shares and assumed incremental shares. Diluted earnings per share for the three and nine months ended March 31, 2008 has been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 3.3 million shares of common stock for the three months ended March 31, 2009, and 3.0 million and 2.8 million shares of common stock for the three and nine months ended March 31, 2008, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares for the three and nine months ended March 31, 2008. Diluted loss per share has been computed by dividing net loss by the weighted average shares assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2009	2008
Interest costs (none capitalized)	$513,784	$631,257
Income taxes	2,216	79,556

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$111,934	$8,997		$120,931
Finance receivables, net		523,878	10,459,453		10,983,331
Restricted cash - securitization notes payable			899,105		899,105
Restricted cash - credit facilities			234,054		234,054
Property and equipment, net	$5,610	41,154			46,764
Leased vehicles, net		5,785	163,393		169,178
Deferred income taxes	(182,281)	280,098	24,445		122,262
Income tax receivable	166,517	36,300			202,817
Investment in money market fund		13,232			13,232
Other assets	8,094	115,188	72,934		196,216
Due from affiliates	714,037		3,745,553	$(4,459,590)
Investment in affiliates	1,943,234	5,494,933	587,865	(8,026,032)

Total assets	$2,655,211	$6,622,502	$16,195,799	$(12,485,622)	$12,987,890

Liabilities:
Credit facilities			$1,782,716		$1,782,716
Securitization notes payable			8,301,785		8,301,785
Senior notes	$91,620				91,620
Convertible senior notes	486,150				486,150
Funding payable		$6,097			6,097
Accrued taxes and expenses	62,921	33,732	61,462		158,115
Other liabilities	718	11,610	135,277		147,605
Due to affiliates		4,459,590		$(4,459,590)

Total liabilities	641,409	4,511,029	10,281,240	(4,459,590)	10,974,088

Shareholders’ equity:
Common stock	1,346	195,045		(195,045)	1,346
Additional paid-in capital	180,724	80,547	3,113,240	(3,193,787)	180,724
Accumulated other comprehensive (loss) income	(27,084)	(112,940)	61,573	51,367	(27,084)
Retained earnings	1,895,299	1,948,821	2,739,746	(4,688,567)	1,895,299

	2,050,285	2,111,473	5,914,559	(8,026,032)	2,050,285
Treasury stock	(36,483)				(36,483)

Total shareholders’ equity	2,013,802	2,111,473	5,914,559	(8,026,032)	2,013,802

Total liabilities and shareholders’ equity	$2,655,211	$6,622,502	$16,195,799	$(12,485,622)	$12,987,890

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2008

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$361,352	$72,141		$433,493
Finance receivables, net		173,077	13,857,222		14,030,299
Restricted cash - securitization notes payable			982,670		982,670
Restricted cash - credit facilities			259,699		259,699
Property and equipment, net	$5,860	49,611			55,471
Leased vehicles, net		106,689	104,168		210,857
Deferred income taxes	19,244	311,761	(13,686)		317,319
Income Tax Receivable		22,897			22,897
Other assets	13,180	159,267	62,058		234,505
Due from affiliates	929,349		3,911,745	$(4,841,094)
Investment in affiliates	1,967,775	5,908,573	544,169	(8,420,517)

Total assets	$2,935,408	$7,093,227	$19,780,186	$(13,261,611)	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$2,928,161		$2,928,161
Securitization notes payable			10,420,327		10,420,327
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Funding payable		$21,561	(42)		21,519
Accrued taxes and expenses	87,335	55,661	73,391		216,387
Other liabilities	1,203	112,743			113,946
Due to affiliates		4,841,094		$(4,841,094)

Total liabilities	1,038,538	5,031,059	13,421,837	(4,841,094)	14,650,340

Shareholders’ equity:
Common stock	1,188	50,775	30,627	(81,402)	1,188
Additional paid-in capital	42,336	75,878	3,659,102	(3,734,980)	42,336
Accumulated other comprehensive (loss) income	(6,404)	(21,801)	40,602	(18,801)	(6,404)
Retained earnings	1,912,684	1,957,316	2,628,018	(4,585,334)	1,912,684

	1,949,804	2,062,168	6,358,349	(8,420,517)	1,949,804
Treasury stock	(52,934)				(52,934)

Total shareholders’ equity	1,896,870	2,062,168	6,358,349	(8,420,517)	1,896,870

Total liabilities and shareholders’ equity	$2,935,408	$7,093,227	$19,780,186	$(13,261,611)	$16,547,210

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended March 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$15,116	$437,070		$452,186
Other income	$9,055	98,424	182,796	$(261,084)	29,191
Gain on retirement of debt	14,442				14,442
Equity in income of affiliates	5,285	16,962		(22,247)

	28,782	130,502	619,866	(283,331)	495,819

Costs and expenses
Operating expenses	7,214	2,397	66,667		76,278
Depreciation expense - leased vehicles		221	13,473		13,694
Provision for loan losses		22,398	212,418		234,816
Interest expense	9,022	93,481	301,666	(261,084)	143,085
Restructuring charges, net		7,810			7,810

	16,236	126,307	594,224	(261,084)	475,683

Income (loss) before income taxes	12,546	4,195	25,642	(22,247)	20,136
Income tax provision (benefit)	2,713	(1,090)	8,680		10,303

Net income	$9,833	$5,285	$16,962	$(22,247)	$9,833

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$25,607	$570,136		$595,743
Other income	$17,381	715,297	1,454,877	$(2,144,556)	42,999
Equity in income of affiliates	37,442	95,309		(132,751)

	54,823	836,213	2,025,013	(2,277,307)	638,742

Costs and expenses
Operating expenses	7,824	15,695	76,497		100,016
Depreciation expense - leased vehicles		9,679			9,679
Provision for loan losses		32,790	217,869		250,659
Interest expense	8,081	761,513	1,583,046	(2,144,556)	208,084
Restructuring charges, net		9,150			9,150

	15,905	828,827	1,877,412	(2,144,556)	577,588

Income before income taxes	38,918	7,386	147,601	(132,751)	61,154
Income tax provision (benefit)	753	(30,056)	52,292		22,989

Net income	$38,165	$37,442	$95,309	$(132,751)	$38,165

AmeriCredit Corp.

Consolidating Statement of Operations

Nine Months Ended March 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$50,102	$1,433,617		$1,483,719
Other income	$28,744	753,541	1,489,645	$(2,181,037)	90,893
Gain on retirement of debt	53,309				53,309
Equity in (loss) income of affiliates	(8,495)	111,728		(103,233)

	73,558	915,371	2,923,262	(2,284,270)	1,627,921

Costs and expenses
Operating expenses	26,878	22,736	195,263		244,877
Depreciation expense - leased vehicles		4,562	32,203		36,765
Provision for loan losses		125,153	672,550		797,703
Interest expense	68,435	819,255	1,850,541	(2,181,037)	557,194
Restructuring charges, net		10,465			10,465

	95,313	982,171	2,750,557	(2,181,037)	1,647,004

(Loss) income before income taxes	(21,755)	(66,800)	172,705	(103,233)	(19,083)
Income tax (benefit) provision	(4,370)	(58,305)	60,977		(1,698)

Net (loss) income	$(17,385)	$(8,495)	$111,728	$(103,233)	$(17,385)

AmeriCredit Corp.

Consolidating Statement of Operations

Nine Months Ended March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$71,176	$1,749,124		$1,820,300
Other income	$50,238	1,845,490	3,587,666	$(5,359,024)	124,370
Equity in income of affiliates	76,798	172,418		(249,216)

	127,036	2,089,084	5,336,790	(5,608,240)	1,944,670

Costs and expenses
Operating expenses	20,018	44,689	243,358		308,065
Depreciation expense - leased vehicles		24,112			24,112
Provision for loan losses		49,652	802,165		851,817
Interest expense	24,223	1,928,284	4,039,895	(5,359,024)	633,378
Restructuring charges, net		8,857			8,857

	44,241	2,055,594	5,085,418	(5,359,024)	1,826,229

Income before income taxes	82,795	33,490	251,372	(249,216)	118,441
Income tax provision (benefit)	1,901	(43,308)	78,954		37,547

Net income	$80,894	$76,798	$172,418	$(249,216)	$80,894

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(17,385)	$(8,495)	$111,728		$(103,233)	$(17,385)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		2,565	30,427	50,299			83,291
Accretion and amortization of loan fees			(140)	16,043			15,903
Provision for loan losses			125,153	672,550			797,703
Deferred income taxes		219,153	212	1,660			221,025
Stock-based compensation expense		11,238					11,238
Amortization of warrants		43,017					43,017
Gain on retirement of debt		(54,064)					(54,064)
Other		(125)	(19,628)	23,394			3,641
Equity in (loss) income of affiliates		8,495	(111,728)			103,233
Changes in assets and liabilities:
Other assets		(188,160)	1,007	(8,765)			(195,918)
Accrued taxes and expenses		(18,365)	(15,536)	(12,087)			(45,988)

Net cash provided by operating activities		6,369	1,272	854,822			862,463

Cash flows from investing activities:
Purchases of receivables			(1,112,143)	(477,296)		477,296	(1,112,143)
Principal collections and recoveries on receivables			137,868	3,174,986			3,312,854
Net proceeds from sale of receivables			477,296			(477,296)
Purchases of property and equipment			(948)				(948)
Investment in money market fund			(115,821)				(115,821)
Proceeds from money market fund			99,114				99,114
Change in restricted cash - securitization notes payable				83,565			83,565
Change in restricted cash - credit facilities				24,205			24,205
Change in other assets			116,979	(91,763)			25,216
Net change in investment in affiliates		(852)	503,119	(20,658)		(481,609)

Net cash (used) provided by investing activities		(852)	105,464	2,693,039		(481,609)	2,316,042

Cash flows from financing activities:
Net change in credit facilities				(1,125,534)			(1,125,534)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(3,111,096)			(3,111,096)
Retirement of convertible senior notes		(224,723)					(224,723)
Debt issuance costs		(56)	(2,164)	(29,819)			(32,039)
Proceeds from issuance of common stock		1,271	148,939	(599,916)		450,977	1,271
Other net changes		(3,207)					(3,207)
Net change in due (to) from affiliates		227,120	(501,463)	255,295		19,048

Net cash provided (used) by financing activities		405	(354,688)	(3,611,070)		470,025	(3,495,328)

Net increase (decrease) in cash and cash equivalents		5,922	(247,952)	(63,209)		(11,584)	(316,823)
Effect of Canadian exchange rate changes on cash and cash equivalents		(5,922)	(1,466)	65		11,584	4,261
Cash and cash equivalents at beginning of period			361,352	72,141			433,493

Cash and cash equivalents at end of period	$		$111,934	$8,997	$		$120,931

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2008

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$80,894	$76,798	$172,418		$(249,216)	$80,894
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		250	33,939	24,494			58,683
Accretion and amortization of loan fees			6,554	13,566			20,120
Provision for loan losses			49,652	802,165			851,817
Deferred income taxes		(108,795)	68,526	(30,750)			(71,019)
Stock-based compensation expense		15,402					15,402
Other			6,660	(762)			5,898
Equity in income of affiliates		(76,798)	(172,418)			249,216
Changes in assets and liabilities:
Other assets		22,730	(62,086)	(2,467)			(41,823)
Accrued taxes and expenses		20,319	(10,154)	(7,253)			2,912

Net cash (used) provided by operating activities		(45,998)	(2,529)	971,411			922,884

Cash flows from investing activities:
Purchases of receivables			(5,475,655)	(5,156,364)		5,156,364	(5,475,655)
Principal collections and recoveries on receivables			227,176	4,502,741			4,729,917
Net proceeds from sale of receivables			5,156,364			(5,156,364)
Purchases of property and equipment		1,412	(9,131)				(7,719)
Net purchases of leased vehicles			(192,449)				(192,449)
Change in restricted cash - securitization notes payable			(11)	4,474			4,463
Change in restricted cash - credit facilities				(87,926)			(87,926)
Change in other assets			(16,677)	8,647			(8,030)
Net change in investment in affiliates		(8,269)	(1,845,800)	(15,631)		1,869,700

Net cash used by investing activities		(6,857)	(2,156,183)	(744,059)		1,869,700	(1,037,399)

Cash flows from financing activities:
Net change in credit facilities				876,422			876,422
Issuance of securitization notes payable				3,500,000			3,500,000
Payments on securitization notes payable				(4,560,947)			(4,560,947)
Debt issuance costs				(13,337)			(13,337)
Repurchase of common stock		(127,901)					(127,901)
Proceeds from issuance of common stock		14,051	12	1,867,634		(1,867,646)	14,051
Other net changes		(586)	(1)				(587)
Net change in due (to) from affiliates		163,362	1,691,975	(1,858,143)		2,806

Net cash provided (used) by financing activities		48,926	1,691,986	(188,371)		(1,864,840)	(312,299)

Net (decrease) increase in cash and cash equivalents		(3,929)	(466,726)	38,981		4,860	(426,814)
Effect of Canadian exchange rate changes on cash and cash equivalents		3,929	1,609	7		(4,860)	685
Cash and cash equivalents at beginning of period			899,386	10,918			910,304

Cash and cash equivalents at end of period	$		$434,269	$49,906	$		$484,175

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, through wholly-owned subsidiaries, we have periodically transferred receivables to securitization trusts (“Trusts”) that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

Recent Developments

We anticipate a number of factors will continue to adversely affect our liquidity in calendar 2009: (i) higher credit enhancement levels in any securitization transactions we may execute caused by a reduction in excess spread due to a higher cost of funds and credit deterioration we are experiencing in our portfolio, (ii) unprecedented disruptions in the capital markets making the execution of securitization transactions more challenging and expensive, (iii) decreasing cash distributions from our securitization Trusts due to weaker credit performance (iv) the repayment of our lease warehouse facility upon its maturity in June 2009 and (v) the restructuring of our credit facilities discussed below.

Throughout calendar year 2008 and the first part of calendar 2009, we have revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements and tightened loan structures for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcounts. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination target has been reduced to approximately $200 million to $250 million per quarter. We recognized restructuring charges of $10.5 million during the nine months ended March 31, 2009.

On March 5, 2009, we amended and extended our master warehouse facility. The amendment, which was approved by all ten active lenders in the facility, reduced the size of the facility to $1,110.4 million from $2,245.0 million, and extended the revolving period to March 2010 from October 2009. We also amended certain covenants under the facility, including: (i) increasing the maximum rolling six-month annualized portfolio net loss ratio to 10.0% through October 2009, 12.0% through December 2009, 12.25% through March 2010 and 12.0% thereafter, (ii) removing the 364-day aging limitation on pledged receivables and (iii) lowering the minimum interest coverage requirement to 1.05 times earnings before interest, taxes, depreciation and amortization, except for the September 2009, December 2009 and March 2010 quarters, when it will be set at 0.75 times earnings before interest, taxes, depreciation and amortization. In conjunction with the amendment, the advance rate on the master warehouse facility declined immediately from approximately 85% to approximately 80% and will gradually decrease to approximately 68% by February 2010.

Additionally, we amended the rolling six-month annualized portfolio net loss ratio covenant in our medium term note facility to levels consistent with changes in the master warehouse facility.

As of March 31, 2009, we are in compliance with all warehouse covenants.

We believe we have sufficient liquidity and warehouse capacity to operate through calendar 2009. With the amendment of our master warehouse facility and reduction in new loan originations we do not anticipate having to access the securitization market again until the first half of calendar year 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 as compared to Three Months Ended March 31, 2008

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$12,999,132	$16,352,204
Loans purchased	210,064	1,303,245
Liquidations and other	(1,307,873)	(1,835,135)

Balance at end of period	$11,901,323	$15,820,314

Average finance receivables	$12,469,678	$16,187,675

The decrease in loans purchased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily due to the implementation of revised operating plans.

The average new loan size decreased to $16,997 for the three months ended March 31, 2009, from $19,032 for the three months ended March 31, 2008, due to reduced purchases of prime/near prime loans under our revised operating plans as well as a decrease in the loan to value ratio. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2009, increased to 17.3% from 15.3% during the three months ended March 31, 2008, due to increased pricing necessitated by higher funding costs.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Finance charge income	$452,186	$595,743
Other income	29,191	42,999
Interest expense	(143,085)	(208,084)

Net margin	$338,292	$430,658

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended March 31,
	2009	2008
Finance charge income	14.7%	14.8%
Other income	0.9	1.1
Interest expense	(4.6)	(5.2)

Net margin as a percentage of average finance receivables	11.0%	10.7%

The increase in net margin for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was mainly a result of a decrease in interest expense due to a lower amount of average debt outstanding compared to average finance receivables.

Revenue:

Finance charge income decreased by 24.1% to $452.2 million for the three months ended March 31, 2009, from $595.7 million for the three months ended March 31, 2008, primarily due to the 23.0% decrease in average finance receivables. The effective yield on our finance receivables decreased to 14.7% for the three months ended March 31, 2009, from 14.8% for the three months ended March 31, 2008. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Investment income	$2,470	$11,965
Leasing income	11,687	11,409
Late fees and other income	15,034	19,625

	$29,191	$42,999

Investment income decreased as a result of lower invested cash balances and lower investment rates.

Gain on retirement of debt for the three months ended March 31, 2009 was $14.4 million. We repurchased on the open market $25.0 million of convertible senior notes due in 2011 at an average price of 41.0%.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 23.7% to $76.3 million for the three months ended March 31, 2009, from $100.0 million for the three months ended March 31, 2008, as a result of cost savings from revised operating plans. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 75.8% and 81.9% of total operating expenses for the three months ended March 31, 2009 and 2008, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.5% for the three months ended March 31, 2009 and 2008, respectively.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2009 and 2008, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $234.8 million for the three months ended March 31, 2009, from $250.7 million for the three months ended March 31, 2008, as a result of a lower level of receivables originated during the three months ended March 31, 2009, partially offset by higher expected future losses on receivables originated in prior periods due to weaker economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 7.6% and 6.2% for the three months ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense decreased to $143.1 million for the three months ended March 31, 2009, from $208.1 million for the three months ended March 31, 2008. Average debt outstanding was $11,272.5 million and $15,282.1 million for the three months ended March 31, 2009 and 2008, respectively. Our effective rate of interest paid on our debt decreased to 5.1% for the three months ended March 31, 2009, compared to 5.5% for the three months ended March 31, 2008, due to lower borrowing rates associated with the advances made under our funding agreements. The impact of higher pricing under our amended master warehouse facility was not fully recognized during the three months ended March 31, 2009 because the amendments were not executed until March 2009.

Taxes

Our effective income tax rate was 51.2% and 37.6% for the three months ended March 31, 2009 and 2008, respectively. The higher rate for the three months ended March 31, 2009, is primarily a result of increases associated with adjustments to prior year tax positions.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Unrealized gains (losses) on cash flow hedges	$24,080	$(61,262)
Canadian currency translation adjustment	(2)	(2,609)
Income tax (provision) benefit	(9,034)	22,783

	$15,044	$(41,088)

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Unrealized gains (losses) related to changes in fair value	$1,715	$(71,314)
Reclassification of net unrealized losses into earnings	22,365	10,052

	$24,080	$(61,262)

Unrealized gains (losses) related to changes in fair value for the three months ended March 31, 2009 and 2008, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $2,000 and $2.6 million for the three months ended March 31, 2009 and 2008, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2009 and 2008.

Nine Months Ended March 31, 2009 as compared to Nine Months Ended March 31, 2008

A summary of changes in our finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2009	2008
Balance at beginning of period	$14,981,412	$15,922,458
Loans purchased	1,110,184	5,302,754
Loans repurchased from gain on sale Trusts		18,401
Liquidations and other	(4,190,273)	(5,423,299)

Balance at end of period	$11,901,323	$15,820,314

Average finance receivables	$13,527,449	$16,261,870

The decrease in loans purchased during the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, was primarily due to the implementation of revised operating plans.

The average new loan size decreased to $17,576 for the nine months ended March 31, 2009, from $19,180 for the nine months ended March 31, 2008, due to reduced purchases of prime/near prime loans under our revised operating plans as well as a decrease in the loan to value ratio. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2009, increased to 16.9% from 15.3% during the nine months ended March 31, 2008, due to increased pricing necessitated by higher funding costs.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Nine Months Ended March 31,
	2009	2008
Finance charge income	$1,483,719	$1,820,300
Other income	90,893	124,370
Interest expense	(557,194)	(633,378)

Net margin	$1,017,418	$1,311,292

Net margin as a percentage of average finance receivables is as follows:

	Nine Months Ended March 31,
	2009	2008
Finance charge income	14.6%	14.9%
Other income	0.9	1.0
Interest expense	(5.5)	(5.2)

Net margin as a percentage of average finance receivables	10.0%	10.7%

The decrease in net margin for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, was mainly a result of an increase in funding costs primarily from the warrant costs and commitment fees related to the Deutsche Bank AG, Cayman Islands Branch (“Deutsche”) forward purchase agreement.

Revenue:

Finance charge income decreased by 18.5% to $1,483.7 million for the nine months ended March 31, 2009, from $1,820.3 million for the nine months ended March 31, 2008, primarily due to the 16.8% decrease in average finance receivables. The effective yield on our finance receivables decreased to 14.6% for the nine months ended March 31, 2009, from 14.9% for the nine months ended March 31, 2008. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Nine Months Ended March 31,
	2009	2008
Investment income	$14,809	$47,526
Leasing income	35,435	28,592
Late fees and other income	40,649	48,252

	$90,893	$124,370

Investment income decreased as a result of lower invested cash balances and lower investment rates combined with a $3.5 million loss on our investment in the Reserve Primary Money Market Fund (“the Reserve Fund”).

Gain on retirement of debt for the nine months ended March 31, 2009 was $53.3 million. We repurchased on the open market, $38.9 million of convertible senior notes due in 2013 at an average price of 37.75%, $114.7 million of convertible senior notes due in 2023 at an average price of 98.90% and $25.0 million of convertible senior notes due in 2011 at an average price of 41.0%. In connection with these repurchases, we recorded a gain on retirement of debt of $37.8 million. We also issued 15,122,670 shares of our common stock to Fairholme Funds Inc. (“Fairholme”), in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the Notes. We recognized a gain of $15.5 million on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of the shares described above.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 20.5% to $244.9 million for the nine months ended March 31, 2009, from $308.1 million for the nine months ended March 31, 2008, as a result of cost savings from the revised operating plan. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 72.7% and 79.4% of total operating expenses for the nine months ended March 31, 2009 and 2008, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.4% for the nine months ended March 31, 2009, as compared to 2.5% for the nine months ended March 31, 2008.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended March 31, 2009 and 2008, reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $797.7 million for the nine months ended March 31, 2009, from $851.8 million for the nine months ended March 31, 2008, as a result of a lower level of receivables originated during the nine months ended March 31, 2009, partially offset by higher expected future losses on receivables originated in prior periods due to weaker economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 7.9% and 7.0% for the nine months ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense decreased to $557.2 million for the nine months ended March 31, 2009, from $633.4 million for the nine months ended March 31, 2008. Average debt outstanding was $12,498.2 million and $15,415.6 million for the nine months ended March 31, 2009 and 2008, respectively. Our effective rate of interest paid on our debt increased to 5.9% for the nine months ended March 31, 2009, compared to 5.5% for the nine months ended March 31, 2008, due to principal paydown of older securitizations with lower interest cost and the warrant costs and commitment fees related to the early termination of the Deutsche forward purchase agreement.

Taxes

Our effective income tax rate was 8.9% and 31.7% for the nine months ended March 31, 2009 and 2008, respectively. The lower rate for the nine months ended March 31, 2009, is primarily a result of increases associated with adjustments to prior year tax positions and adjustments to our deferred tax balances.

Other Comprehensive Loss:

Other comprehensive loss consisted of the following (in thousands):

	Nine Months Ended March 31,
	2009	2008
Unrealized losses on credit enhancement assets		$(232)
Unrealized losses on cash flow hedges	$(27,614)	(143,288)
Canadian currency translation adjustment	(5,922)	3,935
Income tax benefit	12,856	53,614

	$(20,680)	$(85,971)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

	Nine Months Ended March 31,
	2009	2008
Unrealized losses related to changes in fair value	$(85,469)	$(149,081)
Reclassification of net unrealized losses into earnings	57,855	5,793

	$(27,614)	$(143,288)

Unrealized losses related to changes in fair value for the nine months ended March 31, 2009 and 2008, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $5.9 million and gains of $3.9 million for the nine months ended March 31, 2009 and 2008, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2009 and 2008.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2009	June 30, 2008
Principal amount of receivables, net of fees	$11,901,323	$14,981,412

Nonaccretable acquisition fees	(22,996)	(42,802)
Allowance for loan losses	(894,996)	(908,311)

Receivables, net	$10,983,331	$14,030,299

Number of outstanding contracts	943,720	1,094,915

Average carrying amount of outstanding contract (in dollars)	$12,611	$13,683

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	7.7%	6.3%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables increased to 7.7% as of March 31, 2009, from 6.3% as of June 30, 2008, as a result of higher expected future losses due to weaker economic conditions and lower recovery rates on repossessed collateral.

Delinquency

The following is a summary of managed finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2009		March 31, 2008
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$716,455	6.0%	$833,571	5.3%
Greater-than-60 days	351,151	3.0	361,341	2.3

	1,067,606	9.0	1,194,912	7.6
In repossession	51,308	0.4	50,159	0.3

	$1,118,914	9.4%	$1,245,071	7.9%

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

Delinquencies in finance receivables, as a percentage, were higher at March 31, 2009, as compared to March 31, 2008, as a result of weaker economic conditions and an increase in the average age or seasoning of the portfolio.

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 8.0% and 6.5% for the three months ended March 31, 2009 and 7.8% and 6.2% for the nine months ended March 31, 2009 and 2008, respectively. Contracts receiving a payment deferral increased as a result of weaker economic conditions and related budgetary stress on our consumer base.

The following is a summary of deferrals as a percentage of receivables outstanding:

	March 31, 2009	June 30, 2008
Never deferred	68.7%	75.3%

Deferred:
1-2 times	25.4	20.6
3-4 times	5.8	3.7
Greater than 4 times	0.1	0.4

Total deferred	31.3	24.7

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Repossession charge-offs	$458,078	$479,857	$1,223,480	$1,138,266
Less: Recoveries	(178,541)	(210,682)	(479,147)	(513,896)
Mandatory charge-offs (a)	(39,737)	(2,804)	86,491	148,176

Net charge-offs	$239,800	$266,371	$830,824	$772,546

Net charge-offs as an annualized percentage of average receivables:	7.8%	6.6%	8.2%	6.3%

Recoveries as a percentage of gross repossession charge-offs:	39.0%	43.9%	39.2%	45.2%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs for the three and nine months ended March 31, 2009, respectively as an annualized percentage of average finance receivables, as compared to the three and nine months ended March 31, 2008, respectively, was a result of weaker economic conditions combined with a decline in wholesale auction values for used cars.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, repayment of senior notes and convertible senior notes, and operating expenses.

We used cash of $1,112.1 million and $5,475.7 million for the purchase of finance receivables during the nine months ended March 31, 2009 and 2008, respectively. These purchases were funded initially utilizing cash and credit facilities and our strategy is to subsequently obtain long-term financing for these receivables in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of March 31, 2009, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility (b)	March 2010	$1,110.4	$655.5
Medium term note facility (c)	October 2009	750.0	750.0
Prime/Near prime facility (d)	September 2009	350.0	283.7
Lease warehouse facility	June 2009	100.0	93.5

		$2,310.4	$1,782.7

(a)	Because the facilities are non-recourse to us, the outstanding debt balance at maturity will generally be repaid over time based on the amortization of receivables pledged. The lease facility must be repaid in full at its maturity.
(b)	This facility was amended in March 2009 and reduced in size from $2,245.0 million to $1,110.4 million.
(c)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(d)	In February 2009, this facility was reduced in size to $350.0 million from $450.0 million. Subsequent to March 31, 2009, the facility was amended to end the revolving period and the outstanding debt will be repaid over time based on amortization of the receivables pledged.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2009, we were in compliance with all covenants in our credit facilities. See “Recent Developments” for further discussion.

Securitizations

We have completed 65 securitization transactions through March 31, 2009, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2009
2004-D-F	November 2004	$750.0	$61.1
2005-A-X	February 2005	900.0	88.9
2005-1	April 2005	750.0	68.9
2005-B-M	June 2005	1,350.0	188.8
2005-C-F	August 2005	1,100.0	186.7
2005-D-A	November 2005	1,400.0	282.5
2006-1	March 2006	945.0	186.1
2006-R-M	May 2006	1,200.0	508.0
2006-A-F	July 2006	1,350.0	418.0
2006-B-G	September 2006	1,200.0	430.3
2007-A-X	January 2007	1,200.0	496.8
2007-B-F	April 2007	1,500.0	715.4
2007-1	May 2007	1,000.0	478.8
2007-C-M	July 2007	1,500.0	812.0
2007-D-F	September 2007	1,000.0	591.8
2007-2-M	October 2007	1,000.0	588.1
2008-A-F	May 2008	750.0	566.4
2008-1	October 2008	500.0	433.3
2008-2	November 2008	500.0	445.5
BV2005-LJ-1	February 2005	232.1	31.8
BV2005-LJ-2	July 2005	185.6	31.3
BV2005-3	December 2005	220.1	49.5
LB2004-C	December 2004	350.0	30.2
LB2005-A	June 2005	350.0	48.5
LB2005-B	October 2005	350.0	62.8
LB2006-A	May 2006	450.0	111.1
LB2006-B	September 2006	500.0	167.2
LB2007-A	March 2007	486.0	222.0

Total active securitizations		$23,018.8	$8,301.8

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

Historically, we have employed two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurers used by us in the past are facing financial stress and have been downgraded by the rating agencies due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and several of the financial guaranty insurers we have utilized in the past have decided to no longer issue insurance policies on asset-backed securities. As a result, there is little demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, and we do not anticipate utilizing this structure in the foreseeable future.

The second type of securitization structure we use and the structure we anticipate utilizing for the foreseeable future, involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. In November 2008, we entered into a senior subordinated securitization, AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-2, that has initial cash deposit and overcollateralization requirements of 24.5%. This level of credit enhancement requires significantly greater use of our capital than in similar securitization transactions we have completed in the past. Increases or decreases to the credit enhancement level required in future securitization transactions will depend, in part, on the net interest margin of the finance receivables transferred, the collateral characteristics of the finance receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

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

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized costs of $1.1 million, as of March 31, 2009, are included in other assets on the consolidated balance sheets.

In November 2008, we entered into an agreement with Fairholme under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. We also issued 15,122,670 shares of our common stock to Fairholme, in a non-cash transaction, in exchange for $108.4 million of our Senior Notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $15.5 million on retirement of debt in the exchange.

Cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2009	2008
Initial credit enhancement deposits:
Restricted cash	$25.8	$64.0
Overcollateralization	289.1	213.8
Distributions from Trusts:
Gain on sale Trusts		7.5
Secured financing Trusts	343.1	548.9

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original target credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall in the original target credit enhancement requirement.

At March 31, 2009, we exceeded the cumulative default ratio and cumulative net loss ratio targets in the AmeriCredit Prime Auto Receivable Trust (“APART”) 2007-2-M securitization. Excess cash flows from this Trust are being use to build higher credit enhancement instead of being distributed to us.

During fiscal 2008 and at March 31, 2009, three securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. Two of these LBAC securitizations (LB2006-B and LB2007-A) also had cumulative net loss and cumulative default ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. One other LBAC securitization (LB2005-B) had a delinquency ratio in excess of its targeted level at March 31, 2009. Excess cash flows from this Trust are being used to build higher credit enhancement instead of being distributed to us.

The agreements that we enter into with our financial guaranty insurance providers in connection with securitization transactions contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded, the financial guaranty insurance providers may elect to retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness. Although we have never exceeded these additional targeted portfolio performance ratios, and do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in such Trusts or any other Trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of March 31, 2009, no such termination events have occurred with respect to any of the Trusts formed by us.

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

During the three months ended December 31, 2008, we repurchased on the open market $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% of the principal amount of the notes repurchased. During the three months ended March 31, 2009, we repurchased on the open market $25.0 million of our convertible senior notes due in 2011 at an average price of 41.0% of the principal amount of the notes repurchased. In connection with these repurchases, we recorded a gain on retirement of debt of $14.4 million and $37.8 million for the three and nine months ended March 31, 2009, respectively.

Subsequent to March 31, 2009, we repurchased on the open market $21.1 million of our convertible senior notes due in 2013 at a weighted average price of 55.64% of the principal amount of the notes repurchased.

Contractual Obligations

As of March 31, 2009, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $58.1 million. Due to uncertainty regarding the timing of future cash flows associated with those liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Accounting Pronouncements and Accounting Changes

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF 99-20 and Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of FSP EITF 99-20-1 did not have a significant impact on our consolidated financial statements.

In the third quarter of fiscal 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 does not affect our consolidated financial condition, results of operations or cash flows, but requires additional disclosures for our derivative and hedging activities. See Note 8 – “Derivative Financial Instruments and Hedging Activities” for further details on our derivative instruments.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not anticipate the adoption of FSP 157-4 will have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of FSP 115-2 and 124-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and 28-1”). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We do not anticipate the adoption of FSP 107-1 and 28-1 will have a significant impact on our consolidated financial statements.

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

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of operations.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (the “Commission”) including our Annual Report on Form 10-K for the year ended June 30, 2008. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AmeriCredit Corp.
(Registrant)

Date: May 11, 2009	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer