Form 10-K
period 2009-06-30
AMERICREDIT CORP
filed 2009-08-28
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10667

AmeriCredit Corp.

(Exact name of registrant as specified in its charter)

Texas	75-2291093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 3500, Fort Worth, Texas 76102

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 105 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒

The aggregate market value of the 61,782,621 shares of the Registrant’s Common Stock held by non-affiliates, based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on December 31, 2008, was approximately $472,019,224.

There were 133,279,176 shares of Common Stock, $0.01 par value, outstanding as of August 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders (“Proxy Statement”) filed pursuant to Regulation 14A is incorporated herein by reference into Part III.

AMERICREDIT CORP.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission including this Annual Report on Form 10-K for the year ended June 30, 2009. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

INDUSTRY DATA

In this Form 10-K, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we have not independently verified any of it.

AVAILABLE INFORMATION

We make available free of charge through our website, www.americredit.com, our AmeriCredit Automobile Receivables Trust, AmeriCredit Prime Automobile Receivables Trust, Bay View Automobile Receivables Trust and Long Beach Automobile Receivables Trust securitization portfolio performance measures and all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC.

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1.	BUSINESS

General

We are a leading independent auto finance company that has been operating in the automobile finance business since September 1992. We purchase auto finance contracts for new and used vehicles purchased by consumers from franchised and select independent automobile dealerships in our dealership network. We previously made loans directly to customers buying new and used vehicles and provided lease financing through our dealership network, but terminated those activities during fiscal 2008. As used herein, “loans” include auto finance contracts originated by dealers and purchased by us. We predominantly target consumers who are typically unable to obtain financing from banks, credit unions and manufacturer captive auto finance companies. Funding for our auto lending activities is obtained through the utilization of our credit facilities and securitization transactions. We service our loan portfolio at regional centers using automated loan servicing and collection systems.

We have historically maintained a significant share of the sub-prime market and have, in the past, participated in the prime and near prime sectors of the auto finance industry to a more limited extent. We source our business primarily through our relationships with auto dealers, which we maintain through our regional credit centers, marketing representatives (dealer relationship managers) and alliance relationships. We expanded our traditional sub-prime niche through the acquisition of Bay View Acceptance Corporation (“BVAC”) in May 2006, which offered specialized auto finance products, including extended term financing and higher loan-to-value advances, to consumers with prime credit bureau scores, and our acquisition of Long Beach Acceptance Corporation (“LBAC”) in January 2007, which offered auto finance products primarily to consumers with near prime credit bureau scores. The operations of BVAC and LBAC have been integrated into our originations, servicing and administrative activities and we provide auto finance products solely under the AmeriCredit Financial Services, Inc. name.

Throughout calendar 2008 and the first half of calendar 2009, we continually revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements and tightened loan structures for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcount. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination levels were reduced to $175 million for the three months ended June 30, 2009, compared to $780 million for the three months ended June 30, 2008. We completed a securitization transaction in July 2009 and used the proceeds primarily to repay borrowings under our credit facilities. As a result, we have greater unused borrowing capacity on our credit facilities and we are seeking to modestly increase origination levels in fiscal 2010 from our annualized originations levels for the three months ended June 30, 2009.

We were incorporated in Texas on May 18, 1988, and succeeded to the business, assets and liabilities of a predecessor corporation formed under the laws of Texas on August 1, 1986. Our predecessor began operations in March 1987, and the business has been operated continuously since that time. Our principal executive offices are located at 801 Cherry Street, Suite 3500, Fort Worth, Texas, 76102 and our telephone number is (817) 302-7000.

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

Marketing.    Since we are an indirect lender, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue manufacturer franchised dealerships with used car operations and a limited number of independent dealerships. We prefer to finance later model, low mileage used vehicles and moderately priced new vehicles. Of the contracts purchased by us during fiscal 2009, approximately 88% were originated by manufacturer franchised dealers and 12% by select independent dealers; further, approximately 80% were used vehicles and 20% were new vehicles. We purchased contracts from 9,401 dealers during fiscal 2009. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.

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

Origination Network.    Our origination platform provides specialized focus on marketing and underwriting loans. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans.

We use a combination of regional credit centers and dealer relationship managers to market our indirect financing programs to select dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. We believe that the personal relationships our credit underwriters and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.

We select markets for credit center locations based upon numerous factors, most notably proximity to the geographic markets and dealers we seek to serve and availability of qualified personnel. Credit centers are typically situated in suburban office buildings that are accessible to dealers.

Regional credit managers and credit underwriters staff credit center locations. Credit center personnel are compensated with base salaries and incentives based on corporate and overall credit center performance, including factors such as loan credit quality, loan pricing adequacy and loan volume objectives.

Regional vice presidents monitor credit center compliance with our underwriting guidelines. Our management information systems provide the regional vice presidents with access to credit application information enabling them to consult with the credit underwriters on credit decisions and review exceptions to our underwriting guidelines. The regional vice presidents also make periodic visits to the credit centers to conduct operational reviews.

Dealer relationship managers are either based in a credit center or work from a home office. Dealer relationship managers solicit dealers for applications and maintain our relationships with the dealers in their geographic vicinity, but do not have responsibility for credit approvals. We believe the local presence provided by our dealer relationship managers enables us to be more responsive to dealer concerns and local market conditions. Applications solicited by the dealer relationship managers are underwritten at our credit centers. The dealer relationship managers are compensated with base salaries and incentives based on loan volume objectives and profitability. The dealer relationship managers report to regional sales managers.

The following table sets forth information with respect to the number of credit centers, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below.

	Years Ended June 30,
	2009	2008	2007
	(dollars in thousands)
Number of credit centers	13	24	65
Number of dealer relationship managers	55	104	302
Origination volume(a)	$1,285,091	$6,293,494	$8,454,600
Number of producing dealerships(b)	9,401	17,872	19,114

(a)	Fiscal 2008 and 2007 amount includes $218.1 million and $34.9 million of contracts purchased through our leasing program, respectively.
(b)	A producing dealership refers to a dealership from which we purchased contracts in the respective period.

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

Finance contract application packages completed by prospective obligors are received electronically, through web-based platforms, or Internet portals, that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report is automatically accessed and a credit score is computed. A substantial percentage of the applications received by us fail to meet our minimum credit score requirement and are automatically declined. For applications that are not automatically declined, our underwriting personnel review the application package and determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. The credit decision is based primarily on the applicant’s credit score determined by our proprietary credit scoring system. We estimate that approximately 20-30% of applicants will be approved for credit by us. Dealers are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.

Our underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. Exceptions to credit policies and authorities must be approved by designated individuals with appropriate credit authority. Additionally, our centralized credit review and credit risk management departments monitor exceptions and adherence to underwriting guidelines, procedures and appropriate approval levels.

Completed contract packages are sent to us by dealers. Loan documentation is scanned to create electronic images and electronically forwarded to our centralized loan processing department. A loan processing representative verifies certain applicant employment, income and residency information. Loan terms, insurance coverage and other information may be verified or confirmed with the customer. The original documents are subsequently sent to our centralized account services department and critical documents are stored in a fire resistant vault.

Once cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding of the contract, we acquire a perfected security interest in the automobile that was financed. Daily loan reports are generated for review by senior operations management. All of our contracts are fully amortizing with substantially equal monthly installments. Key variables, such as loan applicant data, credit bureau and credit score information, loan structures and terms and payment histories are tracked. Our credit risk management department also regularly reviews the performance of our credit scoring system and is responsible for the development and enhancement of our credit scorecards.

Credit indicator packages track portfolio performance at various levels of detail including total company, credit center and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. We review profitability metrics on a consolidated basis, as well as at the credit center, origination channel, dealer and contract levels.

Loan Servicing

Our servicing activities consist of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate.

We use monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify us of an address change. Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to the loan accounting system. Payments may also be received from third party payment processors, such as Western Union, directly by us from customers or via electronic transmission of funds. Payment processing and customer account maintenance is performed centrally at our operations center in Arlington, Texas.

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

Statistically-based behavioral assessment models are used in our servicing activities to project the relative probability that an individual account will default. The behavioral assessment models are used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio.

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

Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to dispose of the repossessed vehicle. Independent repossession firms engaged by us handle repossessions. All repossessions, other than bankruptcy or previously charged off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. For fiscal 2009, the net recovery rate upon the sale of repossessed assets was approximately 40%. We pursue collection of deficiencies when we deem such action to be appropriate.

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

The value of the collateral underlying our receivables portfolio is updated periodically with a loan-by-loan link to national wholesale auction values. This data, along with our own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities.

Financing

We finance our loan origination volume through the use of our credit facilities and execution of securitization transactions.

Credit Facilities.    Loans are typically funded initially using credit facilities that are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents.

Securitizations.    We pursue a financing strategy of securitizing our receivables to diversify our funding sources and free up capacity on our credit facilities for the purchase of additional automobile finance contracts. The asset-backed securities market has traditionally allowed us to fund our finance receivables at fixed interest rates over the life of a securitization transaction, thereby locking in the excess spread on our loan portfolio.

Proceeds from securitizations approximate our investment in the automobile finance receivables securitized. The proceeds are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases. From 1994 to June 30, 2009, we had securitized approximately $58.4 billion of automobile receivables.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

Historically, we have employed two types of securitization structures. The structure we have utilized most frequently involves the purchase of a financial guaranty insurance policy from monoline insurers to achieve a triple-A credit rating on the asset-backed securities issued by the securitization Trusts. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies.

The monoline insurers we have used in the past are facing financial stress and have received rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and several of the monoline insurers we have utilized in the past have decided to no longer issue insurance policies for asset-backed securities. As a result, there is little demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, and we do not anticipate utilizing this structure in the foreseeable future.

Due to these developments, we will most likely utilize senior subordinated structure transactions for the foreseeable future. To date, we have completed ten securitization transactions of this type, most recently in July 2009. These securitization transactions involve the sale of subordinate asset-backed securities in order to protect investors in the senior asset-backed securities from potential losses.

The credit enhancement requirements in our securitization transactions include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In the event a shortfall exists in amounts payable on the asset-backed securities, first overcollateralization is reduced, and then funds may be withdrawn from the restricted cash account to cover the shortfall before amounts are drawn on the insurance policy, if applicable. With respect to insured securitization transactions, funds may also be withdrawn to reimburse the insurers for draws on financial guaranty insurance policies in an event of default. Additionally, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the restricted cash account would be increased. Cash would be retained in the restricted cash account and not released to us until the increased target levels have been reached and maintained. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels. The credit enhancement requirements related to senior subordinated transactions typically do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations, such as the additional or revised regulations that have recently been proposed for adoption by the U.S. Congress relating to a consumer financial protection agency, could have a material adverse effect on our business.

TALF Transactions

In March 2009, the Federal Reserve Bank of New York (“FRBNY”), the U.S. Treasury and the Federal Reserve Board jointly announced a Term Asset-Backed Securities Loan Facility (“TALF”) which will lend up to $200 billion against triple-A rated asset-backed securities collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration, as well as certain high-quality commercial mortgage-backed securities. In July 2009, we completed AmeriCredit Automobile Receivables Trust (“AMCAR”) 2009-1, a senior subordinated securitization totaling $725 million of securitization notes. The triple-A rated securities in this transaction were eligible for investors to utilize the TALF program. TALF is set to expire on March 31, 2010.

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

Employees

At June 30, 2009, we employed 3,064 persons in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning our executive officers.

Name	Age	Position
Clifton H. Morris, Jr.	73	Chairman of the Board

Daniel E. Berce	55	President and Chief Executive Officer

Kyle R. Birch	48	Executive Vice President, Dealer Services

Steven P. Bowman	42	Executive Vice President, Chief Credit and Risk Officer

Chris A. Choate	46	Executive Vice President, Chief Financial Officer and Treasurer

James M. Fehleison	50	Executive Vice President, Corporate Controller

J. Michael May	64	Executive Vice President, Chief Legal Officer and Secretary

Brian S. Mock	44	Executive Vice President, Consumer Services

Susan B. Sheffield	43	Executive Vice President, Structured Finance

CLIFTON H. MORRIS, JR. has been Chairman of the Board since May 1988 and served as Chief Executive Officer from April 2003 to August 2005 and from May 1988 to July 2000. He also served as President from May 1988 until April 1991 and from April 1992 to November 1996. Mr. Morris has been with the company since its founding in 1988.

DANIEL E. BERCE has been President since April 2003 and Chief Executive Officer since August 2005. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. Mr. Berce joined us in 1990.

KYLE R. BIRCH has been Executive Vice President, Dealer Services since May 2003. Prior to that, he was Senior Vice President of Dealer Services from July 1999 to April 2003. Mr. Birch joined us in 1997.

STEVEN P. BOWMAN has been Executive Vice President, Chief Credit and Risk Officer since January 2005. Prior to that, he was Executive Vice President, Chief Credit Officer from March 2000 to January 2005. Mr. Bowman joined us in 1996.

CHRIS A. CHOATE has been Executive Vice President, Chief Financial Officer and Treasurer since January 2005. Prior to that, he was Executive Vice President, Chief Legal Officer and Secretary from November 1999 to January 2005. Mr. Choate joined us in 1991.

JAMES M. FEHLEISON has been Executive Vice President, Corporate Controller, since October 2004. Prior to that, he was Senior Vice President, Corporate Controller, from November 2000 to October 2004. Mr. Fehleison joined us in 2000.

J. MICHAEL MAY has been Executive Vice President, Chief Legal Officer and Secretary since January 2005. Prior to that, he was Vice President, Associate Counsel, from October 1999 to January 2005. Mr. May joined us in 1999.

BRIAN S. MOCK has been Executive Vice President, Consumer Services since September 2002. Prior to that, he was Senior Vice President of Operational Services from April 2001 to August 2002. Mr. Mock joined us in 2001.

SUSAN B. SHEFFIELD has been Executive Vice President, Structured Finance since July 2008. Prior to that, she was Senior Vice President, Structured Finance, from February 2004 to July 2008 and Vice President, Structured Finance, from February 2003 to February 2004. Ms. Sheffield joined us in 2001.

ITEM 1A. RISK	FACTORS

Dependence on Credit Facilities.    We depend on various credit facilities with financial institutions to finance our purchase of contracts pending securitization.

At June 30, 2009, we had two separate credit facilities that provide borrowing capacity of up to $1,840.4 million, as follows:

(i)	a master warehouse facility providing up to $1,090.4 million of receivables financing which matures in March 2010; and

(ii)	a medium term note facility providing $750.0 million of receivables financing which matures in October 2009.

In March 2009, we amended and extended our master warehouse facility. The amendment, which was approved by all ten active lenders in the facility, reduced the size of the facility to $1,110.4 million from $2,245.0 million, and extended the revolving period to March 2010 from October 2009. In March 2010 when the revolving period ends, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when the remaining balance will be due and payable. We also amended certain covenants under the facility, including: (i) increasing the maximum rolling six-month annualized portfolio net loss ratio to 10.0% through October 2009, 12.0% through December 2009, 12.25% through March 2010 and 12.0% thereafter, (ii) removing the 364-day aging limitation on pledged receivables and (iii) lowering the minimum interest coverage requirement to 1.05 times earnings before interest, taxes, depreciation and amortization, except for the September 2009, December 2009 and March 2010 quarters, when it is 0.75 times earnings before interest, taxes, depreciation and amortization. In conjunction with the amendment, the advance rate on the master warehouse facility declined immediately from approximately 85% to approximately 80% and will gradually decrease to approximately 68% by February 2010. In May 2009, we reduced the facility size to $1,090.4 million from $1,110.4 million and we further reduced the facility size in July 2009 to $1,000.0 million to align our borrowing capacity with our loan origination levels.

Also in March 2009, we amended the rolling six-month annualized portfolio net loss ratio covenant in our medium term note facility to levels consistent with changes in the master warehouse facility. In October 2009, when the revolving period ends on this facility, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount will be due and payable.

Additionally, we had the following two credit facilities at June 30, 2009 that support discontinued origination platforms:

(i)	a prime/near prime facility providing financing of higher credit quality receivables which has $250.4 million outstanding; and

(ii)	a leasing facility providing financing for our lease receivables which has $60.0 million outstanding.

In April 2009, the prime/near prime facility was amended to end the revolving period and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged.

In June 2009, the lease warehouse facility was amended to end the revolving period and to provide for quarterly payments of approximately $20.0 million until April 2010 when the facility will be repaid in full.

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

Our credit facilities generally contain a borrowing base or advance formula which requires us to pledge finance receivables in excess of the amounts which we can borrow under the facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, the finance receivables pledged as collateral must be less than 31 days delinquent at periodic measurement dates. Accordingly, increases in delinquencies or defaults on pledged collateral resulting from weakened economic conditions, or due to our inability to execute securitization transactions or any other factor, would require us to pledge additional finance receivables to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance receivables to support our credit facilities would adversely impact our financial position, liquidity, and results of operations.

The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities, including execution of hedging arrangements, and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facilities mature, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

Additionally, the credit facilities contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. If the lenders elect to accelerate outstanding indebtedness under these agreements following the violation of any covenant, such actions may result in an event of default under our senior note and convertible senior note indentures. As of and subsequent to June 30, 2009, we were in violation of a covenant relating to a required interest rate hedge contained in our prime/near prime facility and such violation was cured and waived by the lenders in August 2009.

Dependence on Securitization Program.

General.    Since December 1994, we have relied upon our ability to transfer receivables to securitization Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional receivables. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market for automobile receivables in general have in the past, and could in the future, materially adversely affect our ability to purchase and securitize loans on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity, and results of operations.

We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the receivables, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market, alteration or withdrawal of TALF or other government-backed programs or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of loan origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

Recent Conditions and Events.    The asset-backed securities market, along with credit markets in general, continue to experience unprecedented volatility and disruption. Conditions in the asset-backed securities market, which began deteriorating in mid-2007 and were further weakened by the credit rating downgrades of the financial guaranty insurance providers, worsened significantly following the bankruptcy of Lehman Brothers in September 2008. Over this time period, conditions in the asset-backed securities market have generally included increased risk premiums for issuers, limited investor demand for asset-backed securities, particularly those securities backed by sub-prime collateral, rating agency downgrades of asset-backed securities, and a general tightening of availability of credit. These conditions, which have increased our cost of funding and restricted our access to the asset-backed securities market, may continue or worsen in the future.

In response to these market dislocations, the federal government has taken unprecedented action to inject capital into the financial system, including the implementation of TALF, in March 2009, and other programs. Under TALF, the FRBNY will lend up to $200 billion to holders of certain triple-A rated asset-backed securities backed by newly and recently originated consumer and small business loans, as well as commercial mortgage-backed securities, private-label residential mortgage-backed securities, and other asset-backed securities. The FRBNY will lend an amount equal to the market value of the asset-backed securities less a discount and will be secured at all times by the asset-backed securities. The triple-A rated securities in the AMCAR 2009-1 securitization were eligible for investors to utilize the Federal Reserve’s TALF program.

While these government programs, specifically TALF, have helped stabilize the asset-backed securities market since implementation, there is no guarantee that these programs will continue to benefit the financial markets in general or us in particular. TALF is currently set to expire on March 31, 2010. In addition, we could also be adversely impacted if certain of our competitors are beneficiaries of certain of the government’s programs and we do not receive comparable assistance. The government may not continue to intervene in the financial markets, or any future or continued governmental intervention may not benefit the financial markets in general or us in particular.

There can be no assurance that we will be successful in selling securities in the asset-backed securities market, at least in the near term, that our credit facilities will be adequate to fund our loan origination activities until the disruptions in the securitization markets subside or that the cost of any available funding will allow us to operate at profitable levels. Since we are highly dependent on the availability of the asset-backed securities market to finance our operations, continued disruptions in this market or adverse changes or delays in our ability to access this market would have a material adverse effect on our financial position, liquidity, and results of operations. Although we experienced sufficient investor demand for the securities we issued in our AMCAR 2009-1 securitization, reduced investor demand for asset-backed securities such as existed prior to the implementation of TALF could result in our having to hold auto loans until investor demand improves, but our capacity to hold auto loans is not unlimited. A reduced demand for our asset-backed securities could require us to reduce the amount of auto loans that we will purchase. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

Securitization Structures.    We have historically utilized financial guaranty insurance policies provided by various monoline insurance providers in order to achieve triple-A ratings on the insured securities issued in the great majority of our securitization transactions. Financial guaranty insurance policies have historically enhanced the marketability of these transactions to investors in asset-backed securities.

The monoline insurers we have used in the past are facing financial stress and have received rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products and several of the monoline insurers we have utilized in the past have decided to no longer issue insurance policies for asset-backed securities. As a result, there is little demand for securities guaranteed by insurance, particularly securities backed by sub-prime collateral, and we do not anticipate utilizing this structure in the foreseeable future.

In ten of our securitizations, in lieu of relying on a financial guaranty insurance policy, we have sold or retained subordinate asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. Due to the diminished viability of financial guaranty insurance policies, we anticipate utilizing senior subordinated securitization structures for the foreseeable future.

In a senior-subordinated securitization, we expect that the higher rated, or triple-A, securities to be sold by us will comprise approximately 75-80% of the total securities issued. The balance of securities we expect to issue, the subordinated notes rated double-A and single-A, will comprise the remaining 20-25%. The current market environment for subordinated securities is considerably more challenging than the market for triple-A securities, particularly since such securities are not eligible under the TALF program. There can be no assurance that we will be able to sell the double-A and single-A rated securities in a senior subordinated securitization, or that the pricing and terms demanded by investors for such securities will be acceptable to us. If we were unable for any reason to sell the double-A and single-A rated securities in a senior subordinated securitization, we would be required to hold such securities which could have a material adverse effect on our financial position, liquidity, and results of operations and could force us to curtail or suspend loan origination activities.

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

We also expect the initial credit enhancement on future senior-subordinated securitizations to be in the high-20% range with a somewhat higher level of targeted credit enhancement. In the AMCAR 2009-1 securitization, the initial cash deposit and overcollateralization requirement was 28.1%. The required initial and targeted credit enhancement levels depend, in part, on the net interest margin expected over the life of a securitization, the collateral characteristics of the pool of receivables securitized, credit performance trends of our finance receivables, the structure of the securitization transaction, our financial condition and the economic environment. In periods of economic weakness and associated deterioration of credit performance trends, required credit enhancement levels generally increase, particularly for securitizations of higher risk finance receivables such as our loan portfolio. Higher levels of credit enhancement require significantly greater use of liquidity to execute a securitization transaction. The extent of the credit enhancement requirements in the future could adversely impact our ability to execute securitization transactions and may affect the timing of such securitizations given the increased amount of liquidity necessary to fund credit enhancement requirements. This, in turn, may adversely impact our ability to opportunistically access the capital markets when conditions are more favorable.

Liquidity and Capital Needs.    Our ability to make payments on or to refinance our indebtedness and to fund our operations depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, capital market conditions and other factors that are beyond our control.

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

Our primary sources of future liquidity are expected to be: (i) interest and principal payments on loans not yet securitized; (ii) distributions received from securitization Trusts; (iii) servicing fees; (iv) borrowings under our credit facilities or proceeds from securitization transactions; (v) receipt of a federal income tax refund; and (vi) further issuances of other debt or equity securities.

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

If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.

The degree to which we are leveraged creates risks including: (i) we may be unable to satisfy our obligations under our outstanding indebtedness; (ii) we may find it more difficult to fund future credit enhancement requirements, operating costs, income tax payments, capital expenditures, or general corporate expenditures; (iii) we may have to dedicate a substantial portion of our cash resources to payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and (iv) we may be vulnerable to adverse general economic, capital markets and industry conditions.

Our credit facilities require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities. As of June 30, 2009, we were in compliance with all covenants in our senior note and convertible senior note indentures. As of and subsequent to June 30, 2009, we were in violation of a covenant relating to a required interest rate hedge contained in our prime/near prime facility and such violation was cured and waived by the lenders in August 2009.

If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, remove us as servicer or require us to repay immediately all of the outstanding debt. If our debt payments were accelerated, our assets might not be sufficient to fully repay the debt. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt. These events may also result in a default under our senior note and convertible senior note indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity, and results of operations would materially suffer.

Default and Prepayment Risks.    Our financial condition, liquidity, and results of operations depend, to a material extent, on the performance of loans in our portfolio. Obligors under contracts acquired or originated by us may default during the term of their loan. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery.

We maintain an allowance for loan losses for our finance receivable portfolio which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future securitizations and other financings, thus impairing our ability to finance our business.

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

Portfolio Performance—Negative Impact on Cash Flows.    Generally, the form of agreements we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund additional credit enhancement up to the increased levels instead of being distributed to us, which would have an adverse effect on our cash flows and liquidity.

Our securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original targeted credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount rather than be distributed to us.

Right to Terminate Servicing.    The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to in the preceding risk factor. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible senior note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, there can be no assurance that we will not exceed these additional targeted portfolio performance ratios in the future. If such targeted portfolio performance ratios are exceeded, or if we have breached our obligations under the servicing agreements, or if the financial guaranty insurance providers are required to make payments under a policy, or if certain bankruptcy or insolvency events were to occur then there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated. As of June 30, 2009, no such servicing right termination events have occurred with respect to any of the Trusts formed by us. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity, and results of operations.

Implementation of Business Strategy.    Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired loan origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective loan servicing and collection practices, continued investment in technology to support operating efficiency, and continued access to funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

Target Consumer Base.    The majority of our loan purchasing and servicing activities involve sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based loan pricing and other underwriting policies and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions.    We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, such as the United States economy is currently experiencing, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we focus predominantly on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. While we seek to manage the higher risk inherent in loans made to sub-prime borrowers through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, and results of operations and our ability to enter into future securitizations and future credit facilities.

Wholesale Auction Values.    We sell repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or slack consumer demand will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of the new vehicle manufacturers and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles as evidenced by declines in calendar 2008 in the wholesale values of large sport utility vehicles and trucks. Our net recoveries as a percentage of repossession charge-offs were 40% in fiscal 2009, 45% in fiscal 2008 and 49% in fiscal 2007. There can be no assurance that our recovery rates will remain at current levels.

Interest Rates.    Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates change, our gross interest rate spread on new originations either increases or decreases since the rates charged on the contracts purchased from dealers are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our financial position, liquidity, and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance however, that hedging strategies will mitigate the impact of increases in interest rates.

Significant Share Ownership.    As of June 30, 2009, we have two shareholders that each held significant share ownership of our outstanding common stock.

Leucadia National Corp. (“Leucadia”) owns 25% of our outstanding common stock and has two members on our Board of Directors. As a result, Leucadia could exert significant influence over matters requiring shareholder approval, including approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control and make the approval of certain transactions more difficult without their support. We have entered into a standstill agreement with Leucadia which expires on March 3, 2010. Subsequent to the termination of the standstill agreement, Leucadia will not be restricted from taking certain actions regarding business combinations or proxy solicitations concerning the composition of our Board of Directors.

Fairholme Funds Inc. (“Fairholme”) owns 24% of our outstanding common stock and has one member on our Board of Directors. As a result, Fairholme could exert significant influence over matters requiring shareholder approval, including approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control and make the approval of certain transactions more difficult without their support. We have entered into a standstill agreement with Fairholme which expires on December 31, 2010. Subsequent to the termination of the standstill agreement, Fairholme will not be restricted from taking certain actions regarding business combinations or proxy solicitations concerning the composition of our Board of Directors.

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

Our executive offices are located at 801 Cherry Street, Suite 3500, Fort Worth, Texas, in a 51,000 square foot office space under a ten-year lease that commenced in June 2009.

We also lease 76,000 square feet of office space in Charlotte, North Carolina, 85,000 square feet of office space in Peterborough, Ontario, and 150,000 square feet of office space in Chandler, Arizona, all under ten-year agreements with renewal options, and lease 250,000 square feet of office space in Arlington, Texas, under a twelve-year agreement with renewal options that commenced in August 2005. We also own a 250,000 square foot servicing facility in Arlington, Texas. Through our acquisition of LBAC, we lease 19,255 square feet of office space in Paramus, New Jersey. Our regional credit centers are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 1,500 and 3,000 square feet of space.

As of April 1, 2004, we abandoned certain office space at the Chandler facility. During fiscal 2009, we abandoned office space related to multiple credit centers throughout the United States. As of June 30, 2009, we have sublet approximately 50% of the 105,000 square feet of space we have abandoned in connection with prior restructurings. We are seeking to sublease the remainder of the abandoned office space.

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

There were no matters submitted to a vote of our security holders during the fourth quarter ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the New York Stock Exchange under the symbol ACF. As of August 26, 2009, there were 133,279,176 shares of common stock outstanding and 219 shareholders of record.

The following table sets forth the range of the high, low and closing sale prices for our common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

	High	Low	Close
Fiscal year ended June 30, 2009
First Quarter	$14.90	$6.26	$10.13
Second Quarter	10.58	2.85	7.64
Third Quarter	8.50	3.07	5.86
Fourth Quarter	14.40	5.67	13.55

Fiscal year ended June 30, 2008
First Quarter	$27.25	$15.42	$17.58
Second Quarter	20.17	9.54	12.79
Third Quarter	16.00	8.96	10.07
Fourth Quarter	14.94	8.50	8.62

Dividend Policy

We have never paid cash dividends on our common stock. The indentures pursuant to which our senior notes and convertible senior notes were issued contain certain restrictions on the payment of dividends. Currently, we are not eligible to pay dividends under these indenture limits. We presently intend to retain future earnings, if any, for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchases

We have repurchased $1,374.8 million of our common stock since inception of our share repurchase program in April 2004, and we have remaining authorization to repurchase $172.0 million of our common stock. Covenants in our indentures entered into with respect to our senior notes and our convertible senior notes limit our ability to repurchase stock. Currently, we are not eligible to repurchase shares under these indenture limits and do not anticipate pursuing repurchase activity for the foreseeable future.

Performance Graph

The following performance graph presents cumulative shareholder returns on our Common Stock for the five years ended June 30, 2009. In the performance graph, we are compared to (i) the S&P 500 and (ii) the S&P Consumer Finance Index. Each Index assumes $100 invested at the beginning of the measurement period and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

The data source for the graphs is Hemscott Inc., an authorized licensee of S&P.

Comparison of Cumulative Shareholder Return 2004-2009

	June 2004	June 2005	June 2006	June 2007	June 2008	June 2009
AmeriCredit Corp.	$100.00	$130.57	$142.96	$135.94	$44.14	$69.38
S&P 500	$100.00	$106.32	$115.50	$139.28	$121.01	$89.28
S&P Consumer Finance	$100.00	$109.34	$120.37	$131.28	$69.65	$43.73

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes selected financial information. For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

Years Ended June 30,	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Operating Data
Finance charge income	$1,902,684	$2,382,484	$2,142,470	$1,641,125	$1,217,696
Other revenue	179,683	160,598	197,453	170,213	233,150
Total revenue	2,082,367	2,543,082	2,339,923	1,811,338	1,450,846
Impairment of goodwill		212,595
Net income (loss)	13,887	(69,319)	360,249	306,183	285,909
Basic earnings (loss) per share	0.11	(0.60)	3.02	2.29	1.88
Diluted earnings (loss) per share	0.11	(0.60)	2.73	2.08	1.73
Diluted weighted average shares	129,381,343	114,962,241	133,224,945	148,824,916	167,242,658
Other Data
Origination volume(a)	1,285,091	6,293,494	8,454,600	6,208,004	5,031,325

June 30,	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$193,287	$433,493	$910,304	$513,240	$663,501
Finance receivables, net	10,037,329	14,030,299	15,102,370	11,097,008	8,297,750
Total assets	11,984,214	16,547,210	17,811,020	13,067,865	10,947,038
Credit facilities	1,630,133	2,928,161	2,541,702	2,106,282	990,974
Securitization notes payable	7,426,687	10,420,327	11,939,447	8,518,849	7,166,028
Senior notes	91,620	200,000	200,000		166,755
Convertible senior notes	462,017	750,000	750,000	200,000	200,000
Total liabilities	9,920,522	14,650,340	15,735,870	11,058,979	8,825,122
Shareholders’ equity	2,063,692	1,896,870	2,075,150	2,008,886	2,121,916
Other Data
Finance receivables	10,927,969	14,981,412	15,922,458	11,775,665	8,838,968
Gain on sale receivables			24,091	421,037	2,163,941

Managed receivables	10,927,969	14,981,412	15,946,549	12,196,702	11,002,909

(a)	Fiscal 2008 and 2007 amounts include $218.1 million and $34.9 million of contracts purchased through our leasing program, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through wholly-owned subsidiaries, we periodically transfer receivables to securitization trusts (“Trusts”) that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts, as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once targeted credit enhancement requirements are reached and maintained, excess cash flows are distributed to us or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if specified portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained. Senior subordinated securitizations typically do not utilize portfolio performance ratios.

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

Prior to October 1, 2002, our securitization transactions were structured as sales of finance receivables. In connection with the acquisitions described below, we also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At June 30, 2009, we had no outstanding gain on sale securitizations.

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

Throughout calendar 2008 and the first half of calendar 2009, we continually revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements and tightened loan structures for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcount. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination levels were reduced to $175 million for the three months ended June 30, 2009, compared to $780 million for the three months ended June 30, 2008. We completed a securitization transaction in July 2009 and used the proceeds primarily to repay borrowings under our credit facilities. As a result, we have greater unused borrowing capacity on our credit facilities and we are seeking to modestly increase origination levels in fiscal 2010 from our annualized originations levels for the three months ended June 30, 2009.

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

Allowance for loan losses

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of operations and comprehensive operations. A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of June 30, 2009, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$89,064	$178,128

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Income Taxes

We are subject to income tax in the United States and Canada. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for estimated tax results based on the requirements of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) (Accounting Standards Codification™ (“ASC”) 740 10 65-1), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. Management believes that the estimates its uses are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

As a part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. Unless recovery is more likely than not, the provision for income taxes must be increased by recording a reserve in the form of a valuation allowance for all or a portion of the deferred tax assets. In this process, certain criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, taxable income in prior carryback years that can be used to absorb net operating losses, credit carrybacks, estimated taxable income in future years and the duration of the carryforward periods. We incurred a significant taxable loss for fiscal 2009. For U.S. tax purposes, we can carryback approximately $600 million of taxable losses for fiscal 2009 to offset taxes paid in fiscal 2007 and 2008. Any remaining U.S. net operating loss can be carried forward for 20 years. We expect to fully utilize this asset over the carryforward period. In contrast to U.S. federal tax rules, there is generally no carryback potential for the majority of U.S. state tax jurisdictions and the various state carryforward periods range from 5 to 20 years. We have established a valuation allowance against a portion of our state tax net operating loss. Our judgment regarding future taxable income may change due to evolving corporate and operational strategies, market conditions, changes in U.S., state or international tax laws and other factors which may later alter our judgment of the utilization of these assets.

During fiscal 2009, the Company experienced an ownership change under Section 382 of the Internal Revenue Code. In general under Section 382, an ownership change is defined as an increase in ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Under Section 382, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) net operating loss carryforwards arising before the ownership change and (ii) net unrealized built-in-losses. The Company does not believe that the ownership change significantly impacts the ability to utilize its existing net operating losses.

RESULTS OF OPERATIONS

Year Ended June 30, 2009 as compared to Year Ended June 30, 2008

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2009	2008
Balance at beginning of period	$14,981,412	$15,922,458
Loans purchased	1,285,091	6,075,412
Loans repurchased from gain on sale Trusts		18,401
Liquidations and other	(5,338,534)	(7,034,859)

Balance at end of period	$10,927,969	$14,981,412

Average finance receivables	$13,001,773	$16,059,129

The decrease in loans purchased during fiscal 2009 as compared to fiscal 2008 was primarily due to the implementation of revised operating plans which included significantly reduced loan origination targets. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size decreased to $17,507 for fiscal 2009 from $19,093 for fiscal 2008 primarily as a result of limiting loan-to-value ratios on new loan originations. The average annual percentage rate for finance receivables purchased during fiscal 2009 increased to 17.0 % from 15.4% during fiscal 2008 due to increased pricing on new loan originations necessitated by higher funding costs.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations and comprehensive operations is as follows (in thousands):

Years Ended June 30,	2009	2008
Finance charge income	$1,902,684	$2,382,484
Other income	116,488	160,598
Interest expense	(704,620)	(837,412)

Net margin	$1,314,552	$1,705,670

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2009	2008
Finance charge income	14.6%	14.8%
Other income	0.9	1.0
Interest expense	(5.4)	(5.2)

Net margin as a percentage of average finance receivables	10.1%	10.6%

The decrease in net margin for fiscal 2009, as compared to fiscal 2008, was the result of a lower effective yield on the portfolio due to higher delinquency levels in fiscal 2009 and an increase in funding costs primarily from the warrant costs and commitment fees related to the Deutsche Bank (“Deutsche”) forward purchase agreement terminated in December 2008.

Revenue

Finance charge income decreased by 20.1% to $1,902.7 million for fiscal 2009 from $2,382.5 million for fiscal 2008, primarily due to the decrease in average finance receivables. The effective yield on our finance receivables decreased to 14.6% for fiscal 2009 from 14.8% for fiscal 2008. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Years Ended June 30,
	2009	2008
Investment income	$16,295	$56,769
Leasing income	47,073	40,679
Late fees and other income	53,120	63,150

	$116,488	$160,598

Investment income decreased as a result of lower invested cash balances combined with lower market interest rates. Late fees and other income decreased as a result of the reduction in our finance receivables.

Gain on retirement of debt for the year ended June 30, 2009 was $63.2 million. We repurchased on the open market, $60.0 million of our convertible senior notes due in 2013 at an average price of 44.1% of the principal amount, $200.0 million of our convertible senior notes due in 2023 at an average price of 99.5% of the principal amount, and $28.0 million of our convertible senior notes due in 2011 at an average price of 44.2% of the principal amount. In connection with these repurchases, we recorded a gain on retirement of debt of $48.5 million. We also issued 15,122,670 shares of our common stock to Fairholme Funds Inc. (“Fairholme”), in a non-cash transaction, in exchange for $108.4 million of our senior notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $14.7 million, net of transaction costs, on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of the shares described above.

Costs and Expenses

Operating Expenses

Operating expenses decreased to $308.8 million for fiscal 2009 from $397.8 million for fiscal 2008, as a result of cost savings from revised operating plans. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 72.8% and 79.4% of total operating expenses for fiscal 2009 and 2008, respectively.

Operating expenses as a percentage of average finance receivables were 2.4% for fiscal 2009, as compared to 2.5% for fiscal 2008.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2009 and 2008 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $972.4 million for fiscal 2009 from $1,131.0 million for fiscal 2008 as a result of a lower level of receivables originated during fiscal 2009 and the improved credit profile of loans originated since implementation of revised operating plans in January 2008, partially offset by higher expected future losses on receivables originated in periods prior to the implementation of revised operating plans due to weaker economic conditions. As a percentage of average finance receivables, the provision for loan losses was 7.5% and 7.0% for fiscal 2009 and 2008, respectively.

Interest Expense

Interest expense decreased to $704.6 million for fiscal 2009 from $837.4 million for fiscal 2008. Average debt outstanding was $11,886.4 million and $15,207.0 million for fiscal 2009 and 2008, respectively. Our effective rate of interest paid on our debt increased to 5.9% for fiscal 2009 compared to 5.5% for fiscal 2008, primarily from the warrant costs and commitment fees related to the Deutsche forward purchase agreement.

Taxes

Our effective income tax rate was 62.3% and 24.8% for fiscal 2009 and 2008, respectively. The fiscal 2009 effective tax rate was negatively impacted primarily by state income tax rates and adjustments to state deferred tax assets and liabilities. The fiscal 2008 effective tax rate was impacted by the effect of no longer being permanently reinvested with respect to our Canadian subsidiaries, an impairment of non-deductible goodwill, adjustment of FIN 48 (ASC 740 10 65-1) uncertain tax positions and revision of deferred tax assets and liabilities.

Other Comprehensive Loss

Other comprehensive loss consisted of the following (in thousands):

Years Ended June 30,	2009	2008
Unrealized losses on cash flow hedges	$(26,871)	$(84,404)
Foreign currency translation adjustment	750	5,855
Unrealized losses on credit enhancement assets		(232)
Income tax benefit	11,426	26,683

	$(14,695)	$(52,098)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2009	2008
Unrealized losses related to changes in fair value	$(109,115)	$(109,039)
Reclassification of unrealized losses into earnings	82,244	24,635

	$(26,871)	$(84,404)

Unrealized losses related to changes in fair value for fiscal 2009 and 2008, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements changed in fiscal 2009 and 2008 because of significant declines in forward interest rates.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $0.7 million and $5.9 million for fiscal 2009 and 2008, respectively, were included in other comprehensive loss. The translation adjustment gains are due to the increase in the value of our Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates.

Year Ended June 30, 2008 as compared to Year Ended June 30, 2007

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2008	2007
Balance at beginning of period	$15,922,458	$11,775,665
Loans purchased	6,075,412	8,419,669
Loans repurchased from gain on sale Trusts	18,401	315,153
LBAC acquisition		1,784,263
Liquidations and other	(7,034,859)	(6,372,292)

Balance at end of period	$14,981,412	$15,922,458

Average finance receivables	$16,059,129	$13,621,386

The decrease in loans purchased during fiscal 2008 as compared to fiscal 2007 was primarily due to the implementation of revised operating plans, which included significantly reduced loan origination targets. The increase in liquidations and other resulted primarily from higher collections and charge-offs on finance receivables due to the increase in average finance receivables.

The average new loan size increased to $19,093 for fiscal 2008 from $18,506 for fiscal 2007. The average annual percentage rate for finance receivables purchased during fiscal 2008 decreased to 15.4% from 15.8% during fiscal 2007 due to a generally higher credit quality mix of loans purchased in fiscal 2008 with lower relative annual percentage rates.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations and comprehensive operations is as follows (in thousands):

Years Ended June 30,	2008	2007
Finance charge income	$2,382,484	$2,142,470
Other income	160,598	145,456
Interest expense	(837,412)	(680,825)

Net margin	$1,705,670	$1,607,101

Net margin as a percentage of average finance receivables is as follows:

Years Ended June 30,	2008	2007
Finance charge income	14.8%	15.7%
Other income	1.0	1.1
Interest expense	(5.2)	(5.0)

Net margin as a percentage of average finance receivables	10.6%	11.8%

The decrease in net margin for fiscal 2008, as compared to fiscal 2007, was a result of the lower effective yield due to a shift to a higher credit quality mix in the portfolio, combined with an increase in interest expense caused by a continued amortization of older securitizations with lower market interest costs.

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

Other income consists of the following (in thousands):

	Years Ended June 30,
	2008	2007
Investment income	$56,769	$84,718
Leasing income	40,679	1,426
Late fees and other income	63,150	59,312

	$160,598	$145,456

Investment income decreased as a result of lower invested cash balances combined with lower market interest rates.

Costs and Expenses

Operating Expenses

Operating expenses decreased to $397.8 million for fiscal 2008 from $398.4 million for fiscal 2007. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 79.4% and 76.2% of total operating expenses for fiscal 2008 and 2007, respectively.

Operating expenses as a percentage of average finance receivables were 2.5% for fiscal 2008, as compared to 2.9% for fiscal 2007. The decrease in operating expenses as a percentage of average finance receivables primarily resulted from cost synergies realized from the integration of LBAC, as well as cost savings resulting from revised operating plans.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for fiscal 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $1,131.0 million for fiscal 2008 from $727.7 million for fiscal 2007 as a result of weaker credit performance from the LBAC portfolio and sub-prime loans originated in calendar years 2006 and 2007 as well as higher expected future losses due to weaker economic conditions, particularly in certain geographic areas, including Florida and Southern California. As a percentage of average finance receivables, the provision for loan losses was 7.0% and 5.3% for fiscal 2008 and 2007, respectively.

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

Goodwill Impairment

The primary cause of the goodwill impairment is the decline in our market capitalization, which fell to $1,002.6 million at June 30, 2008. The decline, which is consistent with market capitalization declines experienced by other financial services companies over the same time period, was caused by investor concerns over external factors, including the capital market dislocations and the impact of weakening economic conditions on consumer loan portfolios.

Taxes

Our effective income tax rate was 24.8% and 32.3% for fiscal 2008 and 2007, respectively. The fiscal 2008 tax rate was impacted by the effect of no longer being permanently reinvested with respect to our Canadian subsidiaries, an impairment of non-deductible goodwill, adjustment of FIN 48 (ASC 740 10 65-1) uncertain tax positions and revision of deferred tax assets and liabilities. The fiscal 2007 rate was impacted by the favorable resolution of certain prior year contingent liabilities.

Other Comprehensive Loss

Other comprehensive loss consisted of the following (in thousands):

Years Ended June 30,	2008	2007
Unrealized losses on cash flow hedges	$(84,404)	$(1,036)
Unrealized losses on credit enhancement assets	(232)	(3,043)
Increase in fair value of equity investment		4,497
Foreign currency translation adjustment	5,855	4,521
Reclassification of gain on sale of equity investment into earnings		(51,997)
Income tax benefit	26,683	18,470

	$(52,098)	$(28,588)

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

Years Ended June 30,	2008	2007
Unrealized (losses) gains related to changes in fair value	$(109,039)	$11,536
Reclassification of unrealized losses (gains) into earnings	24,635	(12,572)

	$(84,404)	$(1,036)

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

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	June 30, 2009	June 30, 2008
Principal amount of receivables, net of fees	$10,927,969	$14,981,412
Nonaccretable acquisition fees	(12,100)	(42,802)
Allowance for loan losses	(878,540)	(908,311)

Receivables, net	$10,037,329	$14,030,299

Number of outstanding contracts	895,708	1,094,915

Average carrying amount of outstanding contract (in dollars)	$12,200	$13,683

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	8.2%	6.3%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables increased to 8.2% as of June 30, 2009, from 6.3% as of June 30, 2008, as a result of higher expected future losses due to weaker economic conditions, an increase in the average age or seasoning of the portfolio and lower expected recovery rates on repossessed collateral.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	June 30, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$753,086	6.9%	$898,874	6.0%
Greater-than-60 days	383,245	3.5	434,524	2.9

	1,136,331	10.4	1,333,398	8.9
In repossession	49,280	0.5	46,763	0.3

	$1,185,611	10.9%	$1,380,161	9.2%

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

Delinquencies in finance receivables were higher at June 30, 2009, as compared to June 30, 2008, as a result of weaker economic conditions and an increase in the average age or seasoning of the portfolio.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, which policies and guidelines have not changed materially in several years, approximately 50% of accounts historically comprising the portfolio receive a deferral at some point in the life of the account.

An account for which all delinquent payments are cleared through a deferment transaction, which may include installment payments, is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were 7.8%, 6.3% and 6.0% for fiscal 2009, 2008 and 2007, respectively. Deferment levels were higher in fiscal 2009 than in prior years as weaker economic conditions resulted in more eligible consumers requesting and being granted deferments.

The following is a summary of total deferrals as a percentage of receivables outstanding:

	June 30, 2009	June 30, 2008
Never deferred	66.9%	75.3%
Deferred:
1-2 times	26.0	20.6
3-4 times	7.0	3.7
Greater than 4 times	0.1	0.4

Total deferred	33.1	24.7

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

Years Ended June 30,	2009	2008	2007
Finance receivables:
Repossession charge-offs	$1,573,006	$1,496,713	$1,070,778
Less: Recoveries	(626,245)	(670,307)	(539,524)
Mandatory charge-offs(a)	86,093	173,640	106,840

Net charge-offs	$1,032,854	$1,000,046	$638,094

Net charge-offs as a percentage of average receivables:	7.9%	6.2%	4.7%

Recoveries as a percentage of gross repossession charge-offs:	39.8%	44.8%	48.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as a percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs through fiscal 2009, as a percentage of average receivables, as compared to fiscal 2007, was a result of weaker economic conditions, an increase in the average age or seasoning of the portfolio and a decline in wholesale auction values for used cars.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, net proceeds from senior notes and convertible senior notes transactions, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities, repurchases of unsecured debt, operating expenses, and income taxes.

We used cash of $1,280.3 million, $6,260.2 million and $8,832.4 million for the purchase of finance receivables during fiscal 2009, 2008 and 2007, respectively. These purchases were funded initially utilizing cash and borrowings under credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables to and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of June 30, 2009, credit facilities consisted of the following (in millions):

Facility Type	Maturity(a)	Facility Amount	Advances Outstanding
Master warehouse facility	March 2010	$1,090.4	$569.8
Medium term note facility	October 2009	750.0	750.0
Prime/near prime facility(b)			250.3
Lease warehouse facility(c)			60.0

		$1,840.4	$1,630.1

(a)	Because the facilities are non-recourse to us, the outstanding debt balance at maturity will generally be repaid over time based on the amortization of receivables pledged.
(b)	In April 2009, the prime/near prime facility was amended to end the revolving period and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged.
(c)	In June 2009, the lease warehouse facility was amended to end the revolving period and to provide for quarterly payments of approximately $20.0 million until April 2010 when the facility will be repaid in full.

In March 2009, we amended and extended our master warehouse facility. The amendment, which was approved by all ten active lenders in the facility, reduced the size of the facility to $1,110.4 million from $2,245.0 million, and extended the revolving period to March 2010 from October 2009. In March 2010 when the revolving period ends, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when the remaining balance will be due and payable. We also amended certain covenants under the facility, including: (i) increasing the maximum rolling six-month annualized portfolio net loss ratio to 10.0% through October 2009, 12.0% through December 2009, 12.25% through March 2010 and 12.0% thereafter, (ii) removing the 364-day aging limitation on pledged receivables and (iii) lowering the minimum interest coverage requirement to 1.05 times earnings before interest, taxes, depreciation and amortization, except for the September 2009, December 2009 and March 2010 quarters, when it is 0.75 times earnings before interest, taxes, depreciation and amortization. In conjunction with the amendment, the advance rate on the master warehouse facility declined immediately from approximately 85% to approximately 80% and will gradually decrease to approximately 68% by February 2010. In May 2009, we reduced the facility size to $1,090.4 million from $1,110.4 million and we further reduced the facility size in July 2009 to $1,000.0 million to align our borrowing capacity with our origination levels.

Also in March 2009, we amended the rolling six-month annualized portfolio net loss ratio covenant in our medium term note facility to levels consistent with changes in the master warehouse facility. In October 2009, when the revolving period ends, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount will be due and payable.

Our credit facilities contain various covenants requiring certain minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. As of June 30, 2009, we were in compliance with all covenants in our senior note and convertible senior note indentures. As of and subsequent to June 30, 2009, we were in violation of a covenant relating to a required interest rate hedge contained in our prime/near prime facility and such violation was cured and waived by the lenders in August 2009.

Senior Notes

In June 2007, we issued $200.0 million of senior notes due in June 2015. Interest on the senior notes is payable semiannually at a rate of 8.5%. The notes will be redeemable, at our option, in whole or in part, at any time on or after July 1, 2011, at specific redemption prices.

In November 2008, we entered into a purchase agreement with Fairholme under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-2 transaction. We also issued 15,122,670 shares of our common stock to Fairholme, in a non-cash transaction, in exchange for $108.4 million of our senior notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $14.7 million, net of transaction costs, on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of the shares described above.

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

We have analyzed the conversion feature, call option and warrant transactions under Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock (ASC 815 10 65-3), and determined they meet the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants are reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

During fiscal 2009, we repurchased on the open market $28.0 million of our convertible senior notes due in 2011 at an average price of 44.2% of the principal amount of the notes repurchased. We also repurchased $60.0 million of our convertible senior notes due in 2013 at an average price of 44.1% of the principal amount of the notes repurchased. In connection with these repurchases, we recorded a gain on retirement of debt of $47.7 million.

During fiscal 2009, we repurchased and retired all $200.0 million of our convertible notes due in November 2023 at an average price equal to 99.5% of the principal amount of the notes redeemed. We recorded a gain on retirement of debt of $0.8 million.

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending June 30,	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$13,873	$11,884	$9,046	$8,924	$5,640	$20,614	$69,981
Other notes payable	482	118					600
Master warehouse facility	569,756						569,756
Medium term note facility	212,984	177,645	139,159	121,533	79,995	18,684	750,000
Prime/near prime facility	112,272	108,635	29,470				250,377
Lease warehouse facility	60,000						60,000
Securitization notes payable	3,221,439	2,280,382	1,698,314	233,825			7,433,960
Senior notes						91,620	91,620
Convertible senior notes			247,000		215,017		462,017
Total expected interest payments(a)	441,729	245,377	92,904	30,094	12,507	1,305	823,916

Total	$4,632,535	$2,824,041	$2,215,893	$394,376	$313,159	$132,223	$10,512,227

(a)	Interest expense is calculated based on LIBOR plus the respective credit spreads and specified fees associated with each respective warehouse facility, the coupon rate for the senior notes and convertible senior notes and a fixed rate of interest for our securitization notes payable. Interest expense on the floating rate tranches of the securitization notes payable is converted to a fixed rate based on the floating rate plus any expected hedge payments.

We adopted the provisions of FIN 48 (ASC 740 10 65-1) on July 1, 2007. As of June 30, 2009, we had liabilities associated with uncertain tax positions of $52.1 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

Securitizations

We have completed 65 securitization transactions through June 30, 2009, excluding securitization Trusts entered into by BVAC and LBAC prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at June 30, 2009
2004-D-F	November 2004	$750.0	$48.3
2005-A-X	February 2005	900.0	72.3
2005-1	April 2005	750.0	57.1
2005-B-M	June 2005	1,350.0	159.4
2005-C-F	August 2005	1,100.0	160.1
2005-D-A	November 2005	1,400.0	245.1
2006-1	March 2006	945.0	162.8
2006-R-M	May 2006	1,200.0	452.6
2006-A-F	July 2006	1,350.0	371.3
2006-B-G	September 2006	1,200.0	386.5
2007-A-X	January 2007	1,200.0	447.9
2007-B-F	April 2007	1,500.0	650.9
2007-1	May 2007	1,000.0	430.8
2007-C-M	July 2007	1,500.0	742.0
2007-D-F	September 2007	1,000.0	539.0
2007-2-M	October 2007	1,000.0	535.2
2008-A-F	May 2008	750.0	518.8
2008-1	October 2008	500.0	388.4
2008-2	November 2008	500.0	400.1
BV2005-LJ-1	February 2005	232.1	26.8
BV2005-LJ-2	July 2005	185.6	26.7
BV2005-3	December 2005	220.1	43.1
LB2004-C	December 2004	350.0	23.5
LB2005-A	June 2005	350.0	41.0
LB2005-B	October 2005	350.0	53.2
LB2006-A	May 2006	450.0	97.0
LB2006-B	September 2006	500.0	148.2
LB2007-A	March 2007	486.0	198.6

Total active securitizations		$23,018.8	$7,426.7

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

Generally, we employ two types of securitization structures. The structure we had utilized most frequently involves the purchase of a financial guaranty insurance policy issued by an insurer. Because the financial guaranty insurers historically used by us have either been downgraded by the rating agencies due to risk exposures on insurance policies that guarantee mortgage debt or have decided to no longer issue insurance policies on asset-backed securities, we do not anticipate utilizing this structure in the foreseeable future.

The second type of securitization structure we use and the structure we anticipate utilizing for the foreseeable future, involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. In July 2009, we entered into a senior subordinated securitization, AMCAR 2009-1, that has initial cash deposit and overcollateralization requirements of 28.1%. This level of credit enhancement requires significantly greater use of our capital than in similar securitization transactions we have completed in the past. Increases or decreases to the credit enhancement level required in future securitization transactions will depend, in part, on the net interest margin of the finance receivables transferred, the collateral characteristics of the finance receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche. Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock valued at $48.9 million in connection with the agreement. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. Unamortized warrant costs of $38.7 million and unamortized commitment fees of $15.8 million, as of June 30, 2008, are included in other assets on the consolidated balance sheets. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were charged to interest expense during fiscal 2009.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees and issued a warrant to purchase up to 1.0 million shares of our common stock valued at $8.3 million in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized warrant costs of $2.0 million and unamortized commitment fees of $0.5 million, as of June 30, 2009, are included in other assets on the consolidated balance sheets.

In November 2008, we entered into a purchase agreement with Fairholme under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction.

We have analyzed the warrant transactions described above under Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock (ASC 815 10 65-3), and determined they meet the criteria for classification as equity transactions. As a result, the amortization of the warrant costs is reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

Cash flows related to securitization transactions were as follows (in millions):

Years Ended June 30,	2009	2008	2007
Initial credit enhancement deposits:
Restricted cash	$25.8	$82.4	$135.6
Overcollateralization	289.1	384.1	408.9
Distributions from Trusts:
Secured financing Trusts	429.5	668.5	854.2
Gain on sale Trusts		7.5	93.3

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original targeted credit enhancement requirement for any of these securitization Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount.

During fiscal 2008 and 2009, three securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. Two of these LBAC securitizations (LB2006-B and LB2007-A) also had cumulative net loss and cumulative default ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. Two other LBAC securitizations (LB2005-A and LB2005-B) had delinquency ratios in excess of their targeted levels as of June 30, 2009. Excess cash flows from these Trusts are being used to build higher credit enhancement in each respective Trust instead of being distributed to us.

During fiscal 2008, we entered into an agreement with an insurer to increase the portfolio performance ratios in the 2007-2-M securitization. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other securitizations insured by this insurer to fund the higher credit enhancement requirement for the 2007-2-M Trust. As of June 30, 2008, we had reached the higher required credit enhancement in this Trust. During fiscal 2009, we amended certain other portfolio performance ratios in this securitization and in return we agreed to increase the restricted cash account in this securitization by approximately $5 million.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and we currently believe it is unlikely that an event of default would be declared and our servicing rights terminated if we were to exceed these higher targeted ratios, there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of June 30, 2009, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

Stock Repurchases

During fiscal 2008 and 2007, we repurchased 5,734,850 shares of our common stock at an average cost of $22.30 per share, and 13,466,030 shares of our common stock at an average cost of $24.06 per share, respectively. We did not repurchase any shares of common stock in fiscal 2009.

We have repurchased $1,374.8 million of our common stock since inception of our share repurchase program in April 2004, and we have remaining authorization to repurchase $172.0 million of our common stock. Covenants in our indentures entered into with respect to our senior notes and convertible senior notes limit our ability to repurchase stock. Currently, we are not eligible to repurchase shares under the indenture limits and do not anticipate pursuing repurchase activity for the foreseeable future.

Recent Market Developments

We anticipate a number of factors will continue to adversely impact our liquidity in fiscal 2010: (i) higher credit enhancement levels in our credit facilities and in any securitization transactions we may execute, (ii) unprecedented disruptions in the capital markets making the availability of credit facilities and execution of securitization transactions more challenging and expensive, and (iii) decreasing cash distributions from our securitization Trusts due to weaker credit performance.

Throughout calendar 2008 and the first half of calendar 2009, we continually revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements and tightened loan structures for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcount. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination levels were reduced to $175 million for the three months ended June 30, 2009, compared to $780 million for the three months ended June 30, 2008. We completed a securitization transaction in July 2009 and used the proceeds primarily to repay borrowings under our credit facilities. As a result, we have greater unused borrowing capacity on our credit facilities and we are seeking to modestly increase origination levels in fiscal 2010 from our annualized originations levels for the three months ended June 30, 2009.

We believe we have sufficient liquidity and warehouse capacity to operate through fiscal 2010. With the amendment of our master warehouse facility, execution of our AMCAR 2009-1 securitization and our current targeted level of new loan originations we do not anticipate having to access the securitization market again until the second half of fiscal 2010. However, if we are unable to renew our master warehouse facility at a sufficient size at maturity in March 2010 or if the asset-backed securities market is not accessible on reasonable terms in the second half of fiscal 2010, we may need to curtail or even suspend origination activities to sustain adequate liquidity.

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

In November 2006, we entered into interest rate swap agreements to hedge the variability in interest payments on our medium term note facility caused by fluctuations in the benchmark interest rate. These interest rate swap agreements are designated and qualify as cash flow hedges. The fair values of the interest rate swap agreements are included in liabilities on the consolidated balance sheets.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of auto receivables to securitization Trusts.

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our securitization Trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the securitization Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of operations and comprehensive operations.

We have entered into interest rate swap agreements to hedge the variability in interest payments on nine of our active securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges. The fair value of interest rate swap agreements designated as hedges is included in liabilities on the consolidated balance sheets. Interest rate swap agreements that are not designated as hedges are included in other assets on the consolidated balance sheets.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2009 (dollars in thousands):

Years Ending June 30,	2010	2011	2012	2013	2014	Thereafter	Fair Value
Assets:
Finance receivables
Principal amounts	$4,377,885	$3,049,845	$1,973,972	$1,083,894	$384,822	$57,551	$9,717,655
Weighted average annual percentage rate	15.56%	15.61%	15.65%	15.65%	15.63%	15.42%
Interest rate swaps
Notional amounts	$864,354	$911,639	$744,329	$72,225			$24,267
Average pay rate	4.24%	4.20%	3.16%	1.72%
Average receive rate	0.67%	1.75%	2.07%	1.47%
Interest rate caps purchased
Notional amounts	$415,190	$427,643	$308,301	$294,311	$191,645	$277,796	$15,858
Average strike rate	4.33%	4.49%	4.60%	4.60%	4.68%	3.80%

Liabilities:
Credit facilities
Principal amounts	$955,012	$286,281	$168,629	$121,533	$79,995	$18,683	$1,630,133
Weighted average effective interest rate	3.95%	3.30%	4.83%	5.63%	6.05%	6.31%
Securitization notes payable
Principal amounts	$3,221,439	$2,280,382	$1,698,314	$233,825			$6,879,245
Weighted average effective interest rate	4.15%	4.75%	5.48%	7.04%
Senior notes
Principal amounts						$91,620	$85,207
Weighted average effective interest rate						8.5%
Convertible senior notes
Principal amounts			$247,000		$215,017		$328,396
Weighted average effective interest rate			0.75%		2.125%
Interest rate swaps
Notional amounts	$864,354	$911,639	$744,329	$72,225			$131,885
Average pay rate	4.24%	4.20%	3.16%	1.72%
Average receive rate	0.67%	1.75%	2.07%	1.47%
Interest rate caps sold
Notional amounts	$298,675	$353,224	$306,219	$293,491	$191,641	$277,796	$16,644
Average strike rate	4.64%	4.60%	4.60%	4.60%	4.68%	3.80%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of June 30, 2008 (dollars in thousands):

Years Ending June 30,	2009	2010	2011	2012	2013	Thereafter	Fair Value
Assets:
Finance receivables
Principal amounts	$5,702,779	$4,027,735	$2,668,522	$1,595,780	$759,072	$227,524	$13,826,318
Weighted average annual percentage rate	15.45%	15.36%	15.38%	15.33%	15.19%	14.77%
Interest rate caps purchased
Notional amounts	$582,906	$491,350	$504,671	$459,463	$481,186	$653,709	$36,471
Average strike rate	3.26%	3.25%	3.17%	3.19%	3.34%	4.14%

Liabilities:
Credit facilities
Principal amounts	$707,826	$2,220,335					$2,928,161
Weighted average effective interest rate	3.13%	3.76%
Securitization notes payable
Principal amounts	$4,374,874	$3,039,204	$1,853,503	$1,071,024	$82,779		$10,006,738
Weighted average effective interest rate	4.68%	4.98%	5.32%	5.84%	6.96%
Senior notes
Principal amounts						$200,000	$160,500
Weighted average effective interest rate						8.50%
Convertible senior notes
Principal amounts				$275,000		$475,000	$519,813
Weighted average effective interest rate				0.75%		1.97%
Interest rate swaps
Notional amounts	$1,315,773	$584,458	$671,899	$609,329			$72,697
Average pay rate	3.69%	4.99%	5.14%	5.24%
Average receive rate	3.22%	4.71%	5.02%	5.26%
Interest rate caps sold
Notional amounts	$582,906	$418,519	$438,501	$459,463	$481,186	$653,709	$36,381
Average strike rate	3.14%	3.14%	3.14%	3.19%	3.34%	4.14%

Finance receivables are estimated to be realized by us in future periods using discount rate, prepayment and credit loss assumptions similar to our historical experience. Notional amounts on interest rate swap and cap agreements are based on contractual terms. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes and convertible senior notes principal amounts have been classified based on maturity.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”) (ASC 805 10 65-1), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141R (ASC 805 10 65-1) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R (ASC 805 10 65-1) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R (ASC 805 10 65-1) will be applicable prospectively to business combinations beginning in our 2010 fiscal year. We do not anticipate the adoption of SFAS 141R (ASC 805 10 65-1) to have an impact on our consolidated financial position, results of operations or cash flows.

Financial Accounting Standards Board Staff Position APB 14-1

In May 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (ASC 470 20 65-1). FSP APB 14-1 (ASC 470 20 65-1) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 (ASC 470 20 65-1) is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We anticipate the impact of FSP APB 14-1 (ASC 470 20 65-1) to increase interest expense approximately $5 million to $8 million per quarter beginning in the September 2009 quarter.

Statement of Financial Accounting Standards No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“SFAS 166”) (ASC 860 10 65-2). SFAS 166 (ASC 860 10 65-2) limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities along with the exception from applying Financial Accounting Standards Board Interpretation (“FIN”) 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”) (ASC 810 10 25-20). The standard is effective for us beginning with the first quarter in fiscal 2011. We are currently evaluating the impact that SFAS 166 (ASC 860 10 65-2) will have on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) (ASC 810 10 25-20). The standard amends FIN 46(R) (ASC 810 10 25-20) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. SFAS 167 (ASC 810 10 25-20) amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R) (810 10 25-20). SFAS 167 (ASC 810 10 25-20) is effective for us beginning with the first quarter in fiscal 2011. Comparative disclosures will be required for periods after the effective date. We are currently evaluating the impact that SFAS 167 (ASC 810 10 25-20) will have on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS No. 168 The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”) (ASC 105 10 65-1) as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 (ASC 105 10 65-1) is effective for interim and annual periods ending after September 15, 2009 and is not expected to have any impact on our consolidated financial statements. Between now and adoption, we have included the ASC references in parenthesis.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

AMERICREDIT CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2009	2008
Assets
Cash and cash equivalents	$193,287	$433,493
Finance receivables, net	10,037,329	14,030,299
Restricted cash—securitization notes payable	851,606	982,670
Restricted cash—credit facilities	195,079	259,699
Property and equipment, net	44,195	55,471
Leased vehicles, net	156,387	210,857
Deferred income taxes	100,139	317,319
Income tax receivable	197,579	22,897
Other assets	208,613	234,505

Total assets	$11,984,214	$16,547,210

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$1,630,133	$2,928,161
Securitization notes payable	7,426,687	10,420,327
Senior notes	91,620	200,000
Convertible senior notes	462,017	750,000
Accrued taxes and expenses	157,640	237,906
Interest rate swap agreements	131,885	72,697
Other liabilities	20,540	41,249

Total liabilities	9,920,522	14,650,340

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 350,000,000 shares authorized; 134,977,812 and 118,766,250 shares issued	1,350	1,188
Additional paid-in capital	193,233	42,336
Accumulated other comprehensive loss	(21,099)	(6,404)
Retained earnings	1,926,571	1,912,684

	2,100,055	1,949,804
Treasury stock, at cost (1,806,446 and 2,454,534 shares)	(36,363)	(52,934)

Total shareholders’ equity	2,063,692	1,896,870

Total liabilities and shareholders’ equity	$11,984,214	$16,547,210

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(dollars in thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007
Revenue
Finance charge income	$1,902,684	$2,382,484	$2,142,470
Other income	116,488	160,598	145,456
Gain on retirement of debt	63,195
Gain on sale of equity investment			51,997

	2,082,367	2,543,082	2,339,923

Costs and expenses
Operating expenses	308,803	397,814	398,434
Lease depreciation	47,880	36,362	1,283
Provision for loan losses	972,381	1,130,962	727,653
Impairment of goodwill		212,595
Interest expense	704,620	837,412	680,825
Restructuring charges, net	11,847	20,116	(339)

	2,045,531	2,635,261	1,807,856

Income (loss) before income taxes	36,836	(92,179)	532,067

Income tax provision (benefit)	22,949	(22,860)	171,818

Net income (loss)	13,887	(69,319)	360,249

Other comprehensive loss
Unrealized losses on cash flow hedges	(26,871)	(84,404)	(1,036)
Foreign currency translation adjustment	750	5,855	4,521
Unrealized losses on credit enhancement assets		(232)	(3,043)
Increase in fair value of equity investment			4,497
Reclassification of gain on sale of equity investment into earnings			(51,997)
Income tax benefit	11,426	26,683	18,470

Other comprehensive loss	(14,695)	(52,098)	(28,588)

Comprehensive (loss) income	$(808)	$(121,417)	$331,661

Earnings (loss) per share
Basic	$0.11	$(0.60)	$3.02

Diluted	$0.11	$(0.60)	$2.73

Weighted average shares
Basic	125,239,241	114,962,241	119,155,716

Diluted	129,381,343	114,962,241	133,224,945

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
Balance at July 1, 2006	169,459,291	$1,695	$1,217,445	$74,282	$1,639,817	42,126,843	$(924,353)
Common stock issued on exercise of options	4,398,036	44	52,585
Income tax benefit from exercise of options and amortization of convertible note hedges			30,196
Common stock issued for employee benefit plans	333,146	3	6,811			(76,499)	1,746
Stock based compensation expense			20,230
Purchase of warrants						17,687	(334)
Sale of warrants related to convertible debt			93,086
Purchase of call option related to convertible debt			(145,710)
Retirement of treasury stock	(53,600,000)	(536)	(1,203,320)			(53,600,000)	1,203,856
Repurchase of common stock						13,466,030	(324,054)
Other comprehensive loss, net of income tax benefit of $18,470				(28,588)
Net income					360,249

Balance at June 30, 2007	120,590,473	1,206	71,323	45,694	2,000,066	1,934,061	(43,139)
Common stock issued on exercise of options	1,138,691	11	12,561
Common stock issued on exercise of warrants	1,065,047	11	8,581
FIN 48 tax liability adjustment					(463)
Income tax benefit from exercise of options and amortization of convertible note hedges			13,443
Common stock cancelled—restricted stock	(15,050)
Common stock issued for employee benefit plans	987,089	10	2,140			(214,377)	6,606
Stock based compensation expense			17,945
Repurchase of common stock						5,734,850	(127,901)
Amortization of warrant costs			10,193
Retirement of treasury stock	(5,000,000)	(50)	(93,850)		(17,600)	(5,000,000)	111,500
Other comprehensive loss, net of income tax benefit of $26,683				(52,098)
Net loss					(69,319)

Balance at June 30, 2008	118,766,250	1,188	$42,336	(6,404)	1,912,684	2,454,534	(52,934)
Common stock issued on exercise of options	131,654	1	1,053
Common stock issued relating to retirement of debt	15,122,670	151	90,830
Income tax benefit from exercise of options and amortization of convertible note hedges			10,678
Common stock cancelled—restricted stock	(47,000)
Common stock issued for employee benefit plans	1,004,238	10	(11,029)			(648,088)	16,571
Stock based compensation expense			14,264
Amortization of warrant costs			45,101
Other comprehensive loss, net of income tax benefit of $11,426				(14,695)
Net income					13,887

Balance at June 30, 2009	134,977,812	$1,350	$193,233	$(21,099)	$1,926,571	1,806,446	$(36,363)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$13,887	$(69,319)	$360,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,574	87,479	36,737
Provision for loan losses	972,381	1,130,962	727,653
Deferred income taxes	238,990	(137,949)	(44,564)
Stock based compensation expense	14,264	17,945	20,230
Amortization of warrant costs	45,101	10,193
Gain on sale of equity investment			(51,997)
Gain on retirement of debt	(63,950)
Impairment of goodwill		212,595
Accretion and amortization of loan fees	19,094	29,435	(16,982)
Other	2,773	6,126	(4,241)
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable	(174,682)	(22,897)
Other assets	(6,704)	(15,627)	30,313
Accrued taxes and expenses	(52,113)	11,018	21,605

Net cash provided by operating activities	1,118,615	1,259,961	1,079,003

Cash flows from investing activities
Purchases of receivables	(1,280,291)	(6,260,198)	(8,832,379)
Principal collections and recoveries on receivables	4,257,637	6,108,690	5,884,140
Distributions from gain on sale Trusts		7,466	93,271
Purchases of property and equipment	(1,003)	(8,463)	(11,604)
Net purchases of leased vehicles		(198,826)	(28,427)
Proceeds from sale of equity investment			62,961
Acquisition of LBAC, net of cash acquired			(257,813)
Investment in money market fund	(115,821)
Proceeds from money market fund	104,319
Change in restricted cash—securitization notes payable	131,064	31,683	(32,953)
Change in restricted cash—credit facilities	63,180	(92,754)	(23,579)
Change in other assets	12,960	(41,731)	2,314

Net cash provided (used) by investing activities	3,172,045	(454,133)	(3,144,069)

Cash flows from financing activities
Net change in credit facilities	(1,278,117)	385,611	232,895
Issuance of securitization notes payable	1,000,000	4,250,000	6,748,304
Payments on securitization notes payable	(3,987,424)	(5,774,035)	(4,923,625)
Retirement of convertible debt	(238,617)
Issuance of senior notes			200,000
Issuance of convertible senior notes			550,000
Debt issuance costs	(32,609)	(39,347)	(40,247)
Proceeds from sale of warrants related to convertible debt			93,086
Purchase of call option related to convertible debt			(145,710)
Repurchase of common stock		(127,901)	(324,054)
Net proceeds from issuance of common stock	3,741	25,174	58,157
Other net changes	(603)	323	15,938

Net cash (used) provided by financing activities	(4,533,629)	(1,280,175)	2,464,744

Net (decrease) increase in cash and cash equivalents	(242,969)	(474,347)	399,678
Effect of Canadian exchange rate changes on cash and cash equivalents	2,763	(2,464)	(2,614)
Cash and cash equivalents at beginning of year	433,493	910,304	513,240

Cash and cash equivalents at end of year	$193,287	$433,493	$910,304

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

Recent Market Developments

We anticipate a number of factors will continue to adversely impact our liquidity in fiscal 2010: (i) higher credit enhancement levels in our credit facilities and in any securitization transactions we may execute, (ii) unprecedented disruptions in the capital markets making the availability of credit facilities and execution of securitization transactions more challenging and expensive, and (iii) decreasing cash distributions from our securitization Trusts due to weaker credit performance.

Throughout calendar 2008 and the first half of calendar 2009, we continually revised our operating plans in an effort to preserve and strengthen our capital and liquidity position and to maintain sufficient capacity on our credit facilities to fund new loan originations until capital market conditions improve for securitization transactions. Under these revised plans, we increased the minimum credit score requirements and tightened loan structures for new loan originations, decreased our originations infrastructure by closing and consolidating credit center locations, selectively decreased the number of dealers from whom we purchase loans and reduced originations and support function headcount. We have discontinued new originations in our direct lending, leasing and specialty prime platforms, certain partner relationships, and in Canada. Our origination levels were reduced to $175 million for the three months ended June 30, 2009, compared to $780 million for the three months ended June 30, 2008. We completed a securitization transaction in July 2009 and used the proceeds primarily to repay borrowings under our credit facilities. As a result, we have greater unused borrowing capacity on our credit facilities and we are seeking to modestly increase origination levels in fiscal 2010 from our annualized originations levels for the three months ended June 30, 2009.

We believe we have sufficient liquidity and warehouse capacity to operate through fiscal 2010. With the amendment of our master warehouse facility, execution of our AMCAR 2009-1 securitization and our current targeted level of new loan originations we do not anticipate having to access the securitization market again until the second half of fiscal 2010. However, if we are unable to renew our master warehouse facility at a sufficient size at maturity in March 2010 or if the asset-backed securities market is not accessible on reasonable terms in the second half of fiscal 2010, we may need to curtail or even suspend origination activities to sustain adequate liquidity.

Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Finance Receivables

Finance receivables are carried at amortized cost, net of allowance for loan losses.

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

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $20.4 million and $39.7 million at June 30, 2009 and 2008, respectively, are included in other assets on the consolidated balance sheets pending sale.

Securitization

The structure of our securitization transactions does not qualify under the accounting criteria for sales of finance receivables and, accordingly, such securitization transactions have been accounted for as secured financings. Therefore, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash—securitization notes payable, which is invested in highly liquid securities with original maturities of 90 days or less or in highly rated guaranteed investment contracts.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of receivables. Such securitization transactions are referred to herein as gain on sale Trusts. We had no gain on sale Trusts outstanding as of June 30, 2009.

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

Leased Vehicles

Leased vehicles consist of automobiles leased to consumers. These assets are reported at cost, less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Residual values of operating leases are evaluated individually for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) (Accounting Standards Codification™ (“ASC”) 360 10 55). Under SFAS 144 (ASC 360 10 55), when aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Goodwill

Under the purchase method of accounting, the net assets of entities acquired by us are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value is recorded as goodwill. Goodwill with an indefinite life is subject to impairment testing. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. We have determined that we have only one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings. Our annual goodwill impairment analysis performed during the fourth quarter of the year ended June 30, 2008 resulted in the determination that the goodwill was fully impaired.

Derivative Financial Instruments

We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Our special purpose finance subsidiaries are contractually required to purchase derivative instruments as credit enhancement in connection with securitization transactions and credit facilities.

Interest Rate Swap Agreements

We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Our interest rate swap agreements are designated as cash flow hedges on the floating rate debt of our securitization notes payable and may qualify for hedge accounting treatment, while others do not qualify and are marked to market through interest expense in our consolidated statements of operations. Cash flows from derivatives used to manage interest rate risk are classified as operating activities.

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

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At June 30, 2009, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness and a net earnings impact occurs when the change in the value of a derivative instrument does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material.

The effective portion of the changes in the fair value of the interest rate swaps qualifying as cash flow hedges are included as a component of accumulated other comprehensive loss as an unrealized gain or loss on cash flow hedges. These unrealized gains or losses are recognized as adjustments to income over the same period in which cash flows from the related hedged item affect earnings. However, if we expect the continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the interest rate swap agreements and the hedged item, the loss is reclassified to earnings for the amount that is not expected to be recovered. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts are recognized in interest expense on our consolidated statements of operations and comprehensive operations. We discontinue hedge accounting prospectively when it is determined that an interest rate swap agreement has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

Interest Rate Cap Agreements

Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of our interest rate cap agreements purchased by our special purpose finance subsidiaries is included in other assets on the consolidated balance sheets. The fair value of our interest rate cap agreements sold by us is included in other liabilities on the consolidated balance sheets. Because the interest rate cap agreements entered into by us or our special purpose finance subsidiaries do not qualify for hedge accounting, changes in the fair value of interest rate cap agreements purchased by the special purpose finance subsidiaries and interest rate cap agreements sold by us are recorded in interest expense on our consolidated statements of operations and comprehensive operations.

We do not use derivative instruments for trading or speculative purposes.

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

Since July 1, 2007, we have accounted for uncertainty in income taxes recognized in the financial statements in accordance with FIN No. 48 (“FIN 48”) (ASC 740 10 65-1), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. See Note 16 – “Income Taxes” for a discussion of the impact of implementing FIN 48 (ASC 740 10 65-1).

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

Stock Based Compensation

We account for stock based compensation under SFAS No. 123(R), Share-Based Payment, revised 2004 (“SFAS 123R”) (ASC 718 10 30), as interpreted by Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) (ASC 718 10 30), which requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the years ended June 30, 2009, 2008, and 2007, we have recorded total stock based compensation expense of $14.3 million ($9.2 million net of tax), $17.9 million ($13.5 million net of tax) and $20.2 million ($13.7 million net of tax) respectively.

The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $1.3 million and $19.8 million for the years ended June 30, 2008 and 2007, respectively, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Years Ended June 30,	2009	2008	2007
Expected dividends	0	0	0
Expected volatility	92.1%	60.8%	32.6%
Risk-free interest rate	1.7%	3.3%	4.8%
Expected life	2.0 years	1.2 years	1.5 years

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

Subsequent Events

In July 2009, we completed a $725 million senior subordinated securitization, AMCAR 2009-1, that had initial cash deposit and overcollateralization requirements of 28.1% and a weighted average all-in cost of 7.5%. The triple-A rated notes issued in this transaction were eligible for investors to borrow under the Federal Reserve’s Term Asset-Backed Securities Facility (“TALF”) program, which provides for loans of up to $200 billion against triple-A rated asset-backed securities collateralized by among other asset classes, auto loans. We used the proceeds of this securitization to paydown the outstanding balance of our master warehouse facility leaving unused capacity of approximately $1.0 billion.

As of and subsequent to June 30, 2009, we were in violation of a covenant relating to a required interest rate hedge contained in our prime/near prime facility and such violation was cured and waived by the lenders in August 2009.

We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 28, 2009.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”) (ASC 805 10 65-1), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141R (ASC 805 10 65-1) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R (ASC 805 10 65-1) will be applicable prospectively to business combinations beginning in our 2010 fiscal year. We do not anticipate the adoption of SFAS 141R (ASC 805 10 65-1) to have an impact on our consolidated financial position, results of operations or cash flows.

Financial Accounting Standards Board Staff Position APB 14-1

In May 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (ASC 470 20 65-1). FSP APB 14-1 (ASC 470 20 65-1) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 (ASC 470 20 65-1) is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We anticipate the impact of FSP APB 14-1 (ASC 470 20 65-1) to increase interest expense approximately $5 million to $8 million per quarter beginning in the September 2009 quarter.

Statement of Financial Accounting Standards No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“SFAS 166”) (ASC 860 10 65-2). SFAS 166 (ASC 860 10 65-2) limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities along with the exception from applying Financial Accounting Standards Board Interpretation (“FIN”) 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”) (ASC 810 10 25-20). The standard is effective for us beginning with the first quarter in fiscal 2011. We are currently evaluating the impact that SFAS 166 (ASC 860 10 65-2) will have on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) (ASC 810 10 25-20). The standard amends FIN 46(R) (ASC 810 10 25-20) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. SFAS 167 (ASC 810 10 25-20) amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R) (810 10 25-20). SFAS 167 (ASC 810 10 25-20) is effective for us beginning with the first quarter in fiscal 2011. Comparative disclosures will be required for periods after the effective date. We are currently evaluating the impact that SFAS 167 (ASC 810 10 25-20) will have on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS No. 168 The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”) (ASC 105 10 65-1). SFAS 168 (ASC 105 10 65-1) establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 (ASC 105 10 65-1) is effective for interim and annual periods ending after September 15, 2009 and is not expected to have any impact on our consolidated financial statements. Between now and adoption, we have included the ASC references in parenthesis.

2.	Finance Receivables

Finance receivables consist of the following (in thousands):

June 30,	2009	2008
Finance receivables unsecuritized, net of fees	$2,534,158	$3,572,214
Finance receivables securitized, net of fees	8,393,811	11,409,198
Less nonaccretable acquisition fees	(12,100)	(42,802)
Less allowance for loan losses	(878,540)	(908,311)

	$10,037,329	$14,030,299

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $2,037.6 million and $3,327.3 million pledged under our credit facilities as of June 30, 2009 and 2008, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $667.3 million and $728.8 million of delinquent finance receivables as of June 30, 2009 and 2008, respectively.

Finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees to finance charge income using the effective interest method. We record the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio. Additionally, we recorded a discount on finance receivables repurchased upon the exercise of a clean-up call option from our gain on sale securitization transactions and accounted for such discounts as nonaccretable discounts.

A summary of nonaccretable acquisition fees is as follows (in thousands):

Years Ended June 30,	2009	2008	2007
Balance at beginning of year	$42,802	$120,425	$203,128
Repurchase of receivables		109	9,195
Net charge-offs	(30,702)	(77,732)	(91,898)

Balance at end of year	$12,100	$42,802	$120,425

A summary of the allowance for loan losses is as follows (in thousands):

Years ended June 30,	2009	2008	2007
Balance at beginning of year	$908,311	$699,663	$475,529
Acquisition of LBAC			42,677
Provision for loan losses	972,381	1,130,962	727,653
Net charge-offs	(1,002,152)	(922,314)	(546,196)

Balance at end of year	$878,540	$908,311	$699,663

3.	Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

Years ended June 30,	2009	2008	2007
Receivables securitized	$1,289,082	$4,634,083	$7,659,927
Net proceeds from securitization	1,000,000	4,250,000	6,748,304
Servicing fees:
Sold	28	168	2,726
Secured financing(a)	237,471	306,949	276,942
Distributions from Trusts:
Sold		7,466	93,271
Secured financing	429,457	668,510	854,220

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations and comprehensive operations.

We retain servicing responsibilities for receivables transferred to the Trusts. We earn a monthly base servicing fee on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables. We believe that servicing fees received on our securitization pools represent adequate compensation based on the amount currently demanded by the marketplace. Additionally, these fees are the same as would fairly compensate a substitute servicer should one be required and, thus, we record neither a servicing asset nor a servicing liability.

As of June 30, 2009 and 2008, we were servicing $8.4 billion and $11.4 billion, respectively, of finance receivables that have been transferred to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche. Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our sub-prime AMCAR securitization platform in registered public offerings. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock valued at $48.9 million in connection with the agreement. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. Unamortized warrant costs of $38.7 million and unamortized commitment fees of $15.8 million, as of June 30, 2008, are included in other assets on the consolidated balance sheets. Effective December 19, 2008, we executed a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were charged to interest expense during the year ended June 30, 2009. See Note 13 – “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees and issued a warrant to purchase up to 1.0 million shares of our common stock valued at $8.3 million in connection with these facilities, which are being amortized to interest expense over the one year term of the facilities. Unamortized warrant costs of $2.0 million and unamortized commitment fees of $0.5 million, as of June 30, 2009, are included in other assets on the consolidated balance sheets. See Note 13 – “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

We have analyzed the warrant transactions under Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock (ASC 815 10 65-3), and determined they meet the criteria for classification as equity transactions. As a result, amortization of the warrant costs is reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

In November 2008, we entered into a purchase agreement with Fairholme Funds, Inc. (“Fairholme”) under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. See Note 9 – “Senior Notes and Convertible Senior Notes” for discussion of other transactions with Fairholme.

4.	Investment in Money Market Fund

We had an investment of $115.8 million in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has suspended redemptions and is in the process of liquidating its portfolio of investments. In mid-September 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the trustees of the Reserve Fund valuing their investments in Lehman Brothers Holdings Inc. (“LBHI”) debt securities held by the Reserve Fund at zero. Because redemptions of the fund have been suspended and are not readily convertible to cash, we reclassified this investment on our balance sheet from cash equivalents to other assets. We recognized an other-than-temporary impairment of $3.5 million, at September 30, 2008, by valuing the asset at the estimated net asset value of $0.97 per share as published by the Reserve Fund. As each security in the portfolio matures or additional liquidity becomes available within the fund, the Reserve Fund has been making interim distributions to the investors in the fund on a pro rata basis. Changes in market conditions could result in further adjustments to the fair value of this investment. We have received $104.3 million as of June 30, 2009 as a partial distribution from the Reserve Fund and have a balance of $8.0 million included in other assets on our consolidated balance sheets.

5.	Equity Investment

We held an equity investment in DealerTrack Holdings, Inc. (“DealerTrack”), a leading provider of on-demand software and data solutions for automobile dealers and lenders. On December 16, 2005, DealerTrack completed an initial public offering (“IPO”) of its common stock. At the time of the IPO we owned 3,402,768 shares of DealerTrack with an average cost of $4.15 per share and we sold 758,256 shares as part of the IPO. During the year ended June 30, 2007, we sold our remaining 2,644,242 shares of DealerTrack for net proceeds of $23.81 per share, resulting in a $52.0 million gain.

6.	Goodwill Impairment

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corporation (“LBAC”). The total consideration in the all-cash transaction, including transaction costs, was approximately $287.7 million. We initially recorded goodwill of approximately $196.8 million, all of which is deductible for federal income tax purposes. On May 1, 2006, we acquired the stock of Bayview Acceptance Corporation (“BVAC”). The total consideration in the all-cash transaction, including transaction costs, was approximately $64.6 million. We initially recorded goodwill of approximately $14.4 million, which is not deductible for federal income tax purposes. The operations of LBAC and BVAC have been integrated into our activities and we provide auto finance products solely under the AmeriCredit Financial Services, Inc. name.

We performed goodwill impairment testing at June 30, 2008, in accordance with the policy described in Note 1 – ”Summary of Significant Accounting Policies–Goodwill”. Based on this testing, we fully impaired our goodwill balance and took a $212.6 million goodwill impairment charge for the year ended June 30, 2008.

The primary cause of the goodwill impairment was the decline in our market capitalization, which fell to $1,002.6 million at June 30, 2008. The decline, which was consistent with market capitalization declines experienced by other financial services companies over the same time period, was caused primarily by investor concerns over external factors, including capital markets dislocations and the impact of weakening economic conditions on consumer loan portfolios.

In determining fair value of our assets and liabilities for the impairment testing, we used the book value as fair value except for the items described below. The fair value of finance receivables was estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The allowance for loan losses associated with the finance receivables was considered a reduction of fair value. Lastly, on the senior notes, convertible senior notes and securitization notes payable, we obtained current market quotes to determine fair value.

A summary of changes to goodwill is as follows (in thousands):

Years ended June 30,	2008		2007
Balance at beginning of year		$208,435	$14,435
Acquisitions			196,770
Adjustments to goodwill		4,160	(2,770)
Impairment		(212,595)

Balance at end of year	$		$208,435

7.	Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

June 30,	2009	2008
Master warehouse facility	$569,756	$1,470,335
Medium term note facility	750,000	750,000
Prime/Near prime facility	250,377	424,669
Lease warehouse facility	60,000
Call facility		156,945
Canadian credit facility		126,212

	$1,630,133	$2,928,161

Further detail regarding terms and availability of the credit facilities as of June 30, 2009, follows (in thousands):

Maturity(a)	Facility Amount	Advances Outstanding	Assets Pledged(c)	Restricted Cash Pledged(d)
Master warehouse facility: March 2010	$1,090,399	$569,756	$729,547	$55,527
Medium term note facility: October 2009(b)	750,000	750,000	836,506	66,632
Prime/Near Prime facility:(e)		250,377	333,933	5,068
Lease warehouse facility:(f)		60,000	137,593	1,234

	$1,840,399	$1,630,133	$2,037,579	$128,461

(a)	Because the facilities are non-recourse to us, the outstanding debt balance at maturity will generally be repaid over time based on the amortization of receivables pledged.
(b)	This facility is a revolving facility through the date stated above. During the revolving period, we have the ability to substitute receivables for cash, or vice versa.
(c)	The warehouse facilities are collateralized by finance receivables, while the leasing facility is collateralized by leased assets.
(d)	These amounts do not include cash collected on finance receivables pledged of $66.6 million which is also included in restricted cash—credit facilities on the consolidated balance sheets.
(e)	In April 2009, the prime/near prime facility was amended to end the revolving period and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged.
(f)	In June 2009, the lease warehouse facility was amended to end the revolving period and to provide for quarterly payments of approximately $20.0 million until April 2010 when the facility will be repaid in full.

Generally, our credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these agreements. As of and subsequent to June 30, 2009, we were in violation of a covenant relating to a required interest rate hedge contained in our prime/near prime facility and such violation was cured and waived by the lenders in August 2009.

In March 2009, we amended and extended our master warehouse facility. The amendment, which was approved by all ten active lenders in the facility, reduced the size of the facility to $1,110.4 million from $2,245.0 million, and extended the revolving period to March 2010 from October 2009. In March 2010 when the revolving period ends, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when the remaining balance will be due and payable. We also amended certain covenants under the facility, including: (i) increasing the maximum rolling six-month annualized portfolio net loss ratio to 10.0% through October 2009, 12.0% through December 2009, 12.25% through March 2010 and 12.0% thereafter, (ii) removing the 364-day aging limitation on pledged receivables and (iii) lowering the minimum interest coverage requirement to 1.05 times earnings before interest, taxes, depreciation and amortization, except for the September 2009, December 2009 and March 2010 quarters, when it is 0.75 times earnings before interest, taxes, depreciation and amortization. In conjunction with the amendment, the advance rate on the master warehouse facility declined immediately from approximately 85% to approximately 80% and will gradually decrease to approximately 68% by February 2010. In May 2009, we reduced the facility size to $1,090.4 million from $1,110.4 million and we further reduced the facility size in July 2009 to $1,000.0 million to align our borrowing capacity with our origination levels.

Also in March 2009, we amended the rolling six-month annualized portfolio net loss ratio covenant in our medium term note facility to levels consistent with changes in the master warehouse facility. In October 2009, when the revolving period ends, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount will be due and payable.

The call facility matured in August 2008 and was paid off in October 2008. Additionally, the Canadian facility was paid off in February 2009.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $16.1 million and $6.0 million, as of June 30, 2009 and 2008, respectively, are included in other assets on the consolidated balance sheets.

8.	Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $13.9 million and $19.3 million as of June 30, 2009 and 2008, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date(b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged at June 30, 2009	Note Balance at June 30, 2009	Note Balance at June 30, 2008
2004-1	July 2010	$575,000	3.7%			$50,021
2004-C-A	May 2011	800,000	3.2%			99,661
2004-D-F	July 2011	750,000	3.1%	$52,412	$48,301	109,454
2005-A-X	October 2011	900,000	3.7%	79,824	72,264	151,411
2005-1	May 2011	750,000	4.5%	78,216	57,059	113,814
2005-B-M	May 2012	1,350,000	4.1%	181,403	159,428	296,382
2005-C-F	June 2012	1,100,000	4.5%	179,442	160,112	285,458
2005-D-A	November 2012	1,400,000	4.9%	273,615	245,084	421,117
2006-1	May 2013	945,000	5.3%	210,883	162,775	270,935
2006-R-M	January 2014	1,200,000	5.4%	504,996	452,604	715,365
2006-A-F	September 2013	1,350,000	5.6%	413,020	371,300	588,536
2006-B-G	September 2013	1,200,000	5.2%	426,749	386,480	595,651
2007-A-X	October 2013	1,200,000	5.2%	490,888	447,945	672,867
2007-B-F	December 2013	1,500,000	5.2%	714,178	650,889	951,863
2007-1	March 2016	1,000,000	5.4%	432,416	430,801	645,013
2007-C-M	April 2014	1,500,000	5.5%	814,717	742,002	1,071,037
2007-D-F	June 2014	1,000,000	5.5%	590,417	539,020	759,468
2007-2-M	March 2016	1,000,000	5.3%	564,692	535,200	765,260
2008-A-F	October 2014	750,000	6.0%	652,465	518,835	742,073
2008-1	January 2015	500,000	8.7%	528,438	388,355
2008-2	April 2015	500,000	10.5%	556,940	400,108
BV2005-LJ-1(a)	May 2012	232,100	5.1%	25,631	26,800	49,736
BV2005-LJ-2(a)	February 2014	185,596	4.6%	25,844	26,668	46,981
BV2005-3(a)	June 2014	220,107	5.1%	41,560	43,065	71,883
LB2004-B(a)	April 2011	250,000	3.5%			26,417
LB2004-C(a)	July 2011	350,000	3.5%	24,920	23,543	53,905
LB2005-A(a)	April 2012	350,000	4.1%	39,495	41,040	77,108
LB2005-B(a)	June 2012	350,000	4.4%	54,824	53,157	94,243
LB2006-A(a)	May 2013	450,000	5.4%	103,186	97,058	161,445
LB2006-B(a)	September 2013	500,000	5.2%	144,144	148,167	237,033
LB2007-A	January 2014	486,000	5.0%	188,496	198,627	296,190

		$24,643,803		$8,393,811	$7,426,687	$10,420,327

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $3,221.4 million in fiscal 2010, $2,280.4 million in fiscal 2011, $1,698.3 million in fiscal 2012 and $233.8 million in fiscal 2013.

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

During fiscal 2008 and 2009, three securitizations (LB2006-A, LB2006-B and LB2007-A) had delinquency ratios in excess of the targeted levels. Two of these LBAC securitizations (LB2006-B and LB2007-A) also had cumulative net loss and cumulative default ratios in excess of the targeted levels. As part of an arrangement with the insurer of these transactions, the excess cash flows from our other securitizations insured by this insurer were used to fund higher credit enhancement requirements in the LBAC Trusts which exceeded the portfolio performance ratios. The higher required credit enhancement levels in these three LBAC Trusts were reached as of June 30, 2008. Two other LBAC securitizations (LB2005-A and LB2005-B) had delinquency ratios in excess of their targeted levels as of June 30, 2009. Excess cash flows from these Trusts are being used to build higher credit enhancement in each respective Trust instead of being distributed to us.

During fiscal 2008, we entered into an agreement with an insurer to increase the portfolio performance ratios in the 2007-2-M securitization. In return for higher portfolio performance ratios, we agreed to use excess cash flow from other securitizations insured by this insurer to fund the higher credit enhancement requirement for the 2007-2-M Trust. As of June 30, 2008, we had reached the higher required credit enhancement in this Trust. During fiscal 2009, we amended certain other portfolio performance ratios in this securitization. In return for higher portfolio performance ratios, we agreed to increase the restricted cash account in this securitization by approximately $5 million.

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust.

9.	Senior Notes and Convertible Senior Notes

Senior notes and convertible senior notes consist of the following (in thousands):

	June 30, 2009	June 30, 2008
8.5% Senior Notes (due June 2015)	$91,620	$200,000

0.75% Convertible Senior Notes (due in September 2011)	247,000	275,000
2.125% Convertible Senior Notes (due in September 2013)	215,017	275,000
1.75% Contingently Convertible Senior Notes (due in September 2023)		200,000

	$462,017	$750,000

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $1.4 million and $3.6 million related to the senior notes and $5.8 million and $9.6 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of June 30, 2009 and 2008, respectively.

Senior Notes

Interest on the senior notes is payable semiannually. The notes will be redeemable, at our option, in whole or in part, at any time on or after July 1, 2011, at specific redemption prices. The indenture pursuant to which the senior notes were issued contains certain restrictions including limitations on our ability to incur additional indebtedness, other than certain collateralized indebtedness, pay cash dividends and repurchase common stock.

In November 2008, we issued 15,122,670 shares of our common stock to Fairholme, in a non-cash transaction, in exchange for $108.4 million of our senior notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $14.7 million, net of transaction costs on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of these shares.

Convertible Senior Notes

Interest on the convertible senior notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, may be converted prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value will be paid in: 1) cash equal to the principal amount of the notes and 2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. The notes are convertible only in the following circumstances: 1) if the closing sale price of our common stock exceeds 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, 2) if the average trading price per $1,000 principal amount of the notes is less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or 3) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued.

In connection with the issuance of the convertible senior notes due in 2011 and 2013, we used net proceeds of $246.8 million to purchase 10,109,500 shares of our common stock.

Additionally, we purchased call options that entitle us to purchase shares of our common stock in an amount equal to the number of shares issued upon conversion of the notes at $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. These call options are expected to allow us to offset the dilution of our shares if the conversion feature of the convertible senior notes is exercised.

We also sold warrants to purchase 9,796,408 shares of our common stock at $35.00 per share and 9,012,713 shares of our common stock at $40 per share for the notes due in 2011 and 2013, respectively. In no event are we required to deliver a number of shares in connection with the exercise of these warrants in excess of twice the aggregate number of shares initially issuable upon the exercise of the warrants.

We have analyzed the conversion feature, call option and warrant transactions under Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In a Company’s Own Stock (ASC 815 10 65-3), and determined they meet the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants are reflected in additional paid-in capital on our consolidated balance sheets, and we will not recognize subsequent changes in their fair value.

During fiscal 2009, we repurchased on the open market $28.0 million of our convertible senior notes due in 2011 at an average price of 44.2% of the principal amount of the notes repurchased. We also repurchased $60.0 million of our convertible senior notes due in 2013 at an average price of 44.1% of the principal amount of the notes repurchased. In connection with these repurchases, we recorded a gain on retirement of debt of $47.7 million.

During fiscal 2009, we repurchased and retired all $200.0 million of our convertible notes due in November 2023 at an average price equal to 99.5% of the principal amount of notes redeemed. We recorded a gain on retirement of debt of $0.8 million.

10.	Derivative Financial Instruments and Hedging Activities

We are exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on our credit facilities and on certain securitization notes payable. See Note 1 – “Summary of Significant Accounting Policies – Derivative Financial Instruments” for more information regarding our derivative financial instruments and hedging activities.

As of June 30, 2009 and 2008, we had interest rate swap agreements with underlying notional amounts of $2.6 billion and $3.2 billion, respectively. The fair value of interest rate swap agreements designated as hedges of $131.9 million and $72.7 million as of June 30, 2009 and 2008, respectively, is included in liabilities on the consolidated balance sheets. These interest rate swap agreements had unrealized losses of approximately $62.5 million, net of tax and $44.7 million, net of tax included in accumulated other comprehensive loss as of June 30, 2009 and 2008, respectively. The ineffectiveness related to the interest rate swap agreements designated as hedges was $0.8 million for the year ended June 30, 2009 and was not material for the years ended June 30, 2008 and 2007. We estimate approximately $74.2 million of unrealized losses included in accumulated other comprehensive loss related to interest rate swap agreements will be reclassified into earnings within the next twelve months. As of June 30, 2009, we also have interest rate swap agreements that are not designated as hedges with fair values of $24.3 million included in other assets on the consolidated balance sheets. The change in fair value on these interest rate swap agreements that are not designated as hedges resulted in a $22.7 million gain for the year ended June 30, 2009 and is included in interest expense on the consolidated statements of operations.

As of June 30, 2009, and 2008, our special purpose finance subsidiaries purchased interest rate cap agreements with underlying notional amounts of $1.9 billion and $3.2 billion, respectively. As of June 30, 2009, and 2008, we had sold interest rate cap agreements with underlying notional amounts of $1.7 billion and $3.0 billion, respectively. The fair value of interest rate cap agreements purchased by our special purpose finance subsidiaries of $15.9 million and $36.5 million as of June 30, 2009, and 2008, respectively, are included in other assets on the consolidated balance sheets. The fair value of interest rate cap agreements sold by us of $16.6 million and $36.4 million as of June 30, 2009, and 2008, respectively, are included in other liabilities on the consolidated balance sheets.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2009 and 2008, these restricted cash accounts totaled $45.7 million and $52.8 million, respectively, and are included in other assets on the consolidated balance sheets.

On September 15, 2008, LBHI and 16 additional affiliates of LBHI (together with LBHI, “Lehman”), filed petitions in bankruptcy court. Lehman was the hedge counterparty on interest rate swaps with notional amounts of $1.1 billion. In November 2008, we replaced Lehman as the counterparty on these interest rate swaps. Upon replacement we designated these new swaps as hedges. From July 1, 2008 until the hedge designation date of the replacement swaps, the change in fair value on these swap agreements resulted in a $34.1 million loss for the year ended June 30, 2009, and is included in interest expense in the consolidated statements of operations.

The following tables present information on the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Operations for the years ended June 30, 2009 and 2008, respectively (in thousands):

	Losses Recognized In Income(a)		Losses Recognized in Accumulated Other Comprehensive Income		Losses Reclassified From Accumulated Other Comprehensive Income into Income(b)
	2009	2008	2009	2008	2009	2008
Non-Designated Hedges:
Interest rate contracts	$12,463	$6,891

Total	$12,463	$6,891

Designated Hedges:
Interest rate contracts	$781		$109,115	$109,039	$82,244	$24,635

Total	$781		$109,115	$109,039	$82,244	$24,635

(a)	Losses recognized in income are located in interest expense.
(b)	Losses reclassified from AOCI into income for effective and ineffective portions are located in interest expense.

11.	Fair Values of Assets and Liabilities

Effective July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (“FAS 157”) (ASC 820 10 65) which provides a framework for measuring fair value under GAAP. SFAS 157 (ASC 820 10 65) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 (ASC 820 10 65) requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 (ASC 820 10 65) also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A.	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B.	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C.	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value:

	June 30, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Investment in Money Market Fund (A)			$8,027	$8,027
Derivatives not designated as hedging instruments under FAS 133:
Interest Rate Caps (A)		$15,858		15,858
Interest Rate Swaps (C)			24,267	24,267

Total Assets	$	$15,858	$32,294	$48,152

Liabilities
Derivatives designated as hedging instruments under FAS 133:
Interest Rate Swaps (C)			$131,885	$131,885
Derivatives not designated as hedging instruments under FAS 133:
Interest Rate Caps (A)		$16,644		16,644

Total Liabilities	$	$16,644	$131,885	$148,529

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Assets		Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund	Interest Rate Swap Agreements
Balance at July 1, 2008	$3,572		$(76,269)
Transfers into Level 3		$115,821
Total realized and unrealized gains (losses)
Included in earnings	22,700	(3,475)	(34,926)
Included in other comprehensive income			(109,115)
Payments / (Receipts)	(2,005)	(104,319)	88,425

Balance at June 30, 2009	$24,267	$8,027	$(131,885)

Derivatives

The fair values of our interest rate caps are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

Our interest rate swaps are not exchange traded but instead traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impacts of our and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

12.	Commitments and Contingencies

Leases

Our credit centers are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices and loan servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. Lease expense was $15.6 million, $18.5 million and $16.6 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Operating lease commitments for years ending June 30 are as follows (in thousands):

2010	$13,873
2011	11,884
2012	9,046
2013	8,924
2014	5,640
Thereafter	20,614

$69,981

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions and highly rated investments in guaranteed investment contracts. The counterparties to our derivative financial instruments are various major financial institutions. Finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas and California each accounting for 12% and 10%, respectively, of the finance receivables portfolio as of June 30, 2009. No other state accounted for more than 10% of finance receivables.

Limited Corporate Guarantees of Indebtedness

We guaranteed the timely payment of interest and ultimate payment of principal on the Class B and Class C asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of June 30, 2009 and 2008, the carrying value of the senior notes and convertible senior notes was $553.6 million and $950.0 million, respectively. See Note 23 – “Guarantor Consolidating Financial Statements”.

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

13.	Common Stock and Warrants

The following summarizes share repurchase activity:

Years Ended June 30,	2008	2007
Number of shares	5,734,850	13,466,030
Average price per share	$22.30	$24.06

We have repurchased $1,374.8 million of our common stock since inception of our share repurchase program in April 2004, and we have remaining authorization to repurchase $172.0 million of our common stock. Covenants in our indentures entered into with respect to our senior notes and convertible senior notes limit our ability to repurchase stock. Currently, we are not eligible to repurchase shares under the indenture limits and do not anticipate pursuing repurchase activity for the foreseeable future.

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

A total of 25,000,000 shares have been authorized for grants of options and other stock based awards under the employee plans, of which 19,000,000 shares were available for grants to non-employee directors as well as employees. As of June 30, 2009, 9,369,355 shares remain available for future grants. The exercise price of each equity grant must equal the market price of our stock on the date of grant, and the maximum term of each equity grant is ten years. The vesting period is typically three to four years, although grants with other vesting periods or grants that vest upon the achievement of specified performance criteria may be authorized under certain employee plans. A committee of our Board of Directors establishes policies and procedures for equity grants, vesting periods and the term of each grant.

Total unamortized stock based compensation was $16.6 million as of June 30, 2009, and will be recognized over a weighted average life of 1.6 years.

Stock Options

Compensation expense recognized for stock options was $2.1 million, $1.0 million and $0.9 million for the years ended June 30, 2009, 2008 and 2007, respectively. As of June 30, 2009 and 2008, unamortized compensation expense related to stock options was $2.2 million and $1.0 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans is as follows (shares in thousands):

Years Ended June 30,	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,127	$23.48	3,499	$18.83	5,724	$16.51
Granted	942	8.03			76	24.80
Exercised	(132)	8.01	(1,119)	9.01	(2,186)	11.98
Canceled/forfeited	(831)	22.26	(253)	23.21	(115)	38.69

Outstanding at end of year	2,106	18.02	2,127	$23.48	3,499	$18.83

Options exercisable at end of year	1,563	21.33	2,055	$23.34	3,378	$18.53

Weighted average fair value of options granted during year		$4.50				$6.92

Cash received from exercise of options for the years ended June 30, 2009, 2008 and 2007 was $1.1 million, $10.1 million and $26.2 million, respectively. The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007, was $0.4 million, $6.4 million and $30.0 million, respectively.

A summary of options outstanding under our employee plans as of June 30, 2009, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.80 to 10.00	770	3.66	7.96	242	7.79
$10.01 to 15.00	109	3.25	13.83	109	13.83
$15.01 to 17.00	339	2.11	16.13	339	16.13
$17.01 to 19.00	163	0.80	18.11	163	18.11
$19.01 to 21.00	161	3.71	20.11	161	20.11
$21.01 to 30.00	323	3.35	25.46	308	25.49
$30.01 to 50.00	229	1.75	42.73	229	42.73
$50.01 to 55.00	12	2.02	54.14	12	54.14

	2,106			1,563

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans is as follows (shares in thousands):

Years Ended June 30,	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	160	$16.35	220	$15.88	260	$14.88
Exercised			(20)	14.63	(40)	9.38
Canceled/forfeited	(80)	14.88	(40)	14.63

Outstanding and exercisable at end of year	80	$17.81	160	$16.35	220	$15.88

Cash received from exercise of options for the years ended June 30, 2008 and 2007, was $0.3 million and $0.4 million, respectively. The total intrinsic value of options exercised during the years ended June 30, 2008 and 2007 was $0.1 million and $0.7 million, respectively.

A summary of options outstanding under our non-employee director plans as of June 30, 2009, is as follows (shares in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price
$17.01 to $19.00	80	0.35	$17.81

Key Executive Officer Plans

A summary of stock option activity under our key executive officer plans is as follows (shares in thousands):

Years Ended June 30,	2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,172	$12.00
Exercised	(2,172)	12.00

Outstanding and exercisable at end of year

Cash received from exercise of options for the year ended June 30, 2007 was $26.1 million. The total intrinsic value of options exercised during the year ended June 30, 2007 was $27.8 million.

Restricted Stock Based Grants

Restricted stock grants totaling 5,181,300 shares with an approximate aggregate market value of $97.9 million at the time of grant have been issued under the employee plans. The market value of these restricted shares at the date of grant is being amortized into expense over a period that approximates the service period of three years.

A total of 2,586,400 shares of restricted stock granted to employees vest in annual increments through March 2011.

A total of 2,373,500 shares of restricted stock granted to key executive officers may vest depending on achievement of specific financial results on the date when the Compensation Committee of our Board of Directors certifies these results for years ending through June 30, 2012. Subsequent to year end, the Compensation Committee met and determined that the financial targets for the year ended June 30, 2009 were not achieved and 277,000 shares were forfeited.

Of the total 221,400 shares of restricted stock granted to non-employee directors, 94,000 shares vested 50% at the date of grant and 50% after a six-month service period. The remaining 127,400 shares vested 50% after a six-month service period and 50% will vest after a one year service period.

Compensation expense recognized for restricted stock grants was $9.8 million, $11.9 million and $14.0 million for the years ended June 30, 2009, 2008 and 2007, respectively. As of June 30, 2009 and 2008, unamortized compensation expense related to the restricted stock awards was $12.4 million and $9.3 million respectively. A summary of the status of non-vested restricted stock for the years ended June 30, 2009, 2008 and 2007, is presented below (shares in thousands):

Years Ended June 30,	2009	2008	2007
Nonvested at beginning of year	1,301	2,421	1,440
Granted	2,143	61	1,354
Vested	(545)	(847)	(263)
Forfeited	(646)	(334)	(110)

Nonvested at end of year	2,253	1,301	2,421

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant have been issued under the employee plans. The market value of these rights at the date of grant is being amortized into expense over a period that approximates the service period of three years. Compensation expense recognized for stock appreciation rights was $2.5 million and $3.4 million for the years ended June 30, 2008 and 2007, respectively. As of June 30, 2009 and 2008, respectively, there was no unamortized compensation expense remaining.

A summary of the status of non-vested stock appreciation rights for the years ended June 30, 2008 and 2007, is presented below (shares in thousands):

Years ended June 30,	2008	2007
Nonvested at beginning of year	337	508
Vested	(337)	(169)
Forfeited		(2)

Nonvested at end of year		337

A summary of stock appreciation rights outstanding as of June 30, 2009, is as follows (shares in thousands):

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$24.00 to 26.00	509	0.7	$24.09	509	$24.09

15.	Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees. We recognized $2.7 million, $5.6 million and $6.3 million in compensation expense for the years ended June 30, 2009, 2008 and 2007, respectively, for contributions of our common stock to the plan.

We also have an employee stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8,000,000 shares have been reserved for issuance under the plan. As of June 30, 2009, 2,863,308 shares remain available for issuance under the plan. Shares issued under the plan were 483,334, 570,813 and 287,191 for the years ended June 30, 2009, 2008 and 2007, respectively. We recognized $2.4 million, $2.6 million and $1.9 million in compensation expense for the years ended June 30, 2009, 2008 and 2007, respectively, related to this plan. As of June 30, 2009 and 2008, unamortized compensation expense related to the employee stock purchase plan was $2.0 million and $1.6 million, respectively.

16.	Income Taxes

The income tax provision consists of the following (in thousands):

Years Ended June 30,	2009	2008	2007
Current	$(216,041)	$115,089	$216,382
Deferred	238,990	(137,949)	(44,564)

	$22,949	$(22,860)	$171,818

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

Years Ended June 30,	2009	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and other income taxes	11.9	1.1	1.7
Deferred tax rate change	6.1	14.1
FIN 48 uncertain tax positions	1.2	(7.4)
Valuation allowance	2.0
State net operating losses limited under Section 382	5.8
Tax exempt interest	(0.7)	2.0
Investment in Canadian subsidiaries		(15.3)
Non-deductible impairment of goodwill		(3.2)
Tax contingency resolutions			(4.4)
Other	1.0	(1.5)

	62.3%	24.8%	32.3%

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

June 30,	2009	2008
Deferred tax liabilities:
Market value difference of loan portfolio	$(104,984)
Capitalized direct loan origination costs	(10,084)	$(18,393)
Other, including contingencies	(28,641)	(4,608)

	(143,709)	(23,001)

Deferred tax assets:
Allowance for loan losses		212,923
Net operating loss carryforward–Canada	3,229	6,065
Net operating loss carryforward–U. S.	73,589
Net operating loss carryforward–state	9,685	425
Alternative minimum tax credit carryforward	12,131
Unrealized gain/loss on other comprehensive income	31,745
Impairment of goodwill and other intangible amortization	62,748	71,494
Unrecognized income tax benefits from uncertain tax positions	19,586	37,557
Other	31,869	11,856

	244,582	340,320

Valuation allowance	(734)

Net deferred tax asset	$100,139	$317,319

Tax Accounting Change

During the year ended June 30, 2009, we filed an application for a change of accounting method for tax purposes under Internal Revenue Code (“IRC”) Section 475. We believe that, as a result of our business activities, certain assets must be marked-to-market for income tax purposes. As a result of this change of accounting, we expect a taxable loss for the year ended June 30, 2009 of approximately $800 million. Approximately $600 million of this loss is available to be carried back to the prior two fiscal years to offset federal taxable income recognized in those years, resulting in an income tax refund receivable of approximately $198 million. Although this method change requires consent from the Internal Revenue Service (“IRS”), which is still pending, this change to a permissible method of accounting is generally considered to be perfunctory and should be granted. Therefore, management believes it is proper to record the effects of this tax accounting change during the year ended June 30, 2009.

Deferred Tax Assets

As a part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. Unless recovery is more likely than not, the income tax provision must be increased by recording a valuation allowance.

In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the deferred tax assets depends in part on the existence of sufficient taxable income within the carryback and carryforward period available under the tax law. Other criteria which are considered in evaluating the need for a valuation allowance include the existence of deferred tax liabilities that can be used to realize deferred tax assets.

We have U.S. federal and Canadian net operating loss (“NOL”) carryforwards for income tax reporting purposes of approximately $207.0 million and $10.4 million, respectively. We have recorded a deferred tax asset of $73.6 million and $3.2 million, respectively, to reflect these benefits. The U.S. NOL carryforward expires if not used by June 30, 2019. The Canadian NOL carryforward expires in varying amounts between June 30, 2010 and June 30, 2017. We have recorded a deferred tax asset of $12.1 million for the alternative minimum tax credit, which has an unlimited carryforward period.

We have state NOL carryforwards resulting in a deferred tax asset of approximately $9.7 million which have carryforward periods ranging from 5 years to 20 years. Management has determined based upon the positive and negative evidence in existence at June 30, 2009 that a valuation allowance in the amount of $0.7 million is necessary for these state deferred tax assets.

Based upon our review of all negative and positive evidence in existence at June 30, 2009, management believes it is more likely than not that all other deferred tax assets will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets other than the state deferred tax assets relating to our state NOL carryforwards.

Uncertain tax positions

We adopted the provisions of FIN 48 (ASC 740 10 65-1) on July 1, 2007. The adoption of FIN 48 (ASC 740 10 65-1), resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income taxes of $53.1 million and an increase in accrued taxes of $53.6 million. Upon implementation, gross unrecognized tax benefits were $42.3 million.

On June 30, 2008, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods were $57.7 million and $21.7 million, respectively. As of June 30, 2009, the amount of gross unrecognized tax benefits and the amount that would affect the effective income tax rate in future periods were $35.0 million and $18.0 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Year ended June 30,	2009	2008
Gross unrecognized tax benefits at beginning of year	$57,728	$42,312
Increases in tax positions for prior years	2,761	4,621
Decrease in tax positions for prior years	(24,254)	(14,536)
Increase in tax positions for current year	1,402	25,938
Lapse of statute of limitations	(245)	(420)
Settlements	(2,421)	(187)

Gross unrecognized tax benefits at end of year	$34,971	$57,728

At June 30, 2009, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.8 million to $13.1 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statute of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2007, accrued interest and penalties associated with uncertain tax positions were $5.6 million and $6.9 million, respectively. For the year ended June 30, 2008, accrued interest and accrued penalties associated with uncertain tax positions increased by $3.9 million and $0.6 million, respectively. For the year ended June 30, 2009, accrued interest and accrued penalties associated with uncertain tax positions increased by $0.8 million and $0.5 million, respectively.

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2008. The returns for those years are subject to an appeals proceeding, which we anticipate will be concluded by the end of calendar year 2009. We expect the outcome of the appeals proceeding will not result in a material change to our financial position or results of operations. Our federal income tax returns prior to fiscal year 2004 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Our tax returns are currently under examination for various years for federal and state tax jurisdictions.

17.	Restructuring Charges

We recognized restructuring charges of $11.8 million and $20.1 million for the years ended June 30, 2009 and 2008, respectively, related to the implementation of our revised operating plans. See Note 1 – “Summary of Significant Accounting Policies – Recent Market Developments”.

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the years ended June 30, 2009, 2008 and 2007, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Other Associated Costs		Total
Balance at July 1, 2006	$1,066	$11,673		$2,577	$15,316
Cash settlements	(944)	(6,700)			(7,644)
Non-cash settlements		(343)		(720)	(1,063)
Adjustments		(455)		116	(339)

Balance at June 30, 2007	122	4,175		1,973	6,270
Additions	18,099	2,243		434	20,776
Cash settlements	(14,860)	(2,278)		(457)	(17,595)
Non-cash settlements		(65)		(336)	(401)
Adjustments	(154)	(334)		(172)	(660)

Balance at June 30, 2008	3,207	3,741		1,442	8,390
Additions	9,287	2,068		372	11,727
Cash settlements	(11,482)	(2,980)		(77)	(14,539)
Non-cash settlements	(106)	432		(390)	(64)
Adjustments	(43)	1,510		(1,347)	120

Balance at June 30, 2009	$863	$4,771	$		$5,634

18.	Earnings Per Share

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Years Ended June 30,	2009	2008	2007
Net income (loss)	$13,887	$(69,319)	$360,249

Interest expense related to the 2003 convertible senior notes, net of related tax effects	421		3,090

Adjusted net income (loss)	$14,308	$(69,319)	$363,339

Basic weighted average shares	125,239,241	114,962,241	119,155,716

Incremental shares resulting from assumed conversions:
Stock based compensation and warrants	1,496,132		3,364,024
2003 convertible senior notes	2,645,970		10,705,205

	4,142,102		14,069,229

Diluted weighted average shares	129,381,343	114,962,241	133,224,945

Earnings (loss) per share:
Basic	$0.11	$(0.60)	$3.02

Diluted	$0.11	$(0.60)	$2.73

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share has been computed by dividing net income, adjusted for interest expense (net of related tax effects) related to our convertible senior notes issued in November 2003 by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the shares related to our convertible senior notes issued in September 2006 upon our stock price increasing above the relevant initial conversion price. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.9 and 0.6 million shares of common stock at June 30, 2009 and 2007, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 27.3 and 30.0 million shares of common stock for the years ended June 30, 2009 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The if-converted method was used to calculate the impact of our convertible senior notes issued in November 2003 on assumed incremental shares. For the year ended June 30, 2008, diluted loss per share has been computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

19.	Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

Years Ended June 30,	2009	2008	2007
Interest costs (none capitalized)	$645,386	$835,698	$678,359
Income taxes	2,501	79,926	186,068

Non-cash investing and financing activities, not otherwise disclosed, during the years ended June 30, 2009, 2008 and 2007, included $3.8 million, $5.8 million and $3.0 million, respectively, of common stock issued for employee benefit plans.

We did not enter into any significant capital lease agreements for property and equipment during the years ended June 30, 2009, 2008 or 2007.

20.	Supplemental Disclosure for Accumulated Other Comprehensive (Loss) Income

A summary of changes in accumulated other comprehensive income (loss) is as follows (in thousands):

Years Ended June 30,	2009	2008	2007
Unrealized (losses) gains on cash flow hedges:
Balance at beginning of year	$(44,676)	$8,345	$9,488
Change in fair value associated with current period hedging activities, net of taxes of $(39,818), $(40,595), and $4,393, respectively	(69,297)	(68,444)	7,143
Reclassification into earnings, net of taxes of $30,780, $9,212, and $(4,286), respectively	51,464	15,423	(8,286)

Balance at end of year	(62,509)	(44,676)	8,345

Accumulated foreign currency translation adjustment:
Balance at beginning of year	38,272	37,114	32,593
Translation gain net of taxes of $(2,388), $4,697 and $0, respectively	3,138	1,158	4,521

Balance at end of year	41,410	38,272	37,114

Net unrealized gains on credit enhancement assets:
Balance at beginning of year		235	2,233
Unrealized (losses) gains, net of taxes of $54 and $175, respectively		(114)	174
Reclassification into earnings, net of taxes of $(51) and $(1,220), respectively		(121)	(2,172)

Balance at end of year			235

Unrealized gain on equity investment:
Balance at beginning of year			29,968
Change in fair market value, net of taxes of $1,839			2,658
Reclassification of gain on sale into earnings, net of taxes of $(19,371)			(32,626)

Balance at end of year

Total accumulated other comprehensive (loss) income	$(21,099)	$(6,404)	$45,694

21.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) (ASC 825 10 65-1), requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 107 (ASC 825 10 65-1) excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

June 30,	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents(a)	$193,287	$193,287	$433,493	$433,493
Finance receivables, net(b)	10,037,329	9,717,655	14,030,299	13,826,318
Restricted cash—securitization notes payable(a)	851,606	851,606	982,670	982,670
Restricted cash—credit facilities(a)	195,079	195,079	259,699	259,699
Restricted cash—other(a)	46,905	46,905	54,173	54,173
Interest rate swap agreements(d)	24,267	24,267
Interest rate cap agreements purchased(d)	15,858	15,858	36,471	36,471
Investment in money market fund(d)	8,027	8,027
Financial liabilities:
Credit facilities(c)	1,630,133	1,630,133	2,928,161	2,928,161
Securitization notes payable(d)	7,426,687	6,879,245	10,420,327	10,006,738
Senior notes(d)	91,620	85,207	200,000	160,500
Convertible senior notes(d)	462,017	328,396	750,000	519,813
Other notes payable(e)	600	600	1,203	1,203
Interest rate swap agreements(d)	131,885	131,885	72,697	72,697
Interest rate cap agreements sold(d)	16,644	16,644	36,381	36,381

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash—credit facilities and restricted cash—other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, investment in money market fund, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(e)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

22.	Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2009
Total revenue	$566,043	$566,059	$495,819	$454,446
Income (loss) before income taxes	412	(39,631)	20,136	55,919
Net income (loss)	(1,662)	(25,556)	9,833	31,272
Basic earnings (loss) per share	(0.01)	(0.21)	0.07	0.24
Diluted earnings (loss) per share	(0.01)	(0.21)	0.07	0.23
Diluted weighted average shares	116,271,119	120,106,666	133,982,994	133,523,867

Year ended June 30, 2008
Total revenue	$652,674	$653,254	$638,742	$598,412
Income (loss) before income taxes	86,348	(29,061)	61,154	(210,620)
Net income (loss)	61,819	(19,090)	38,165	(150,213)
Basic earnings (loss) per share	0.53	(0.17)	0.33	(1.30)
Diluted earnings (loss) per share	0.49	(0.17)	0.31	(1.30)
Diluted weighted average shares	128,111,826	114,253,706	126,728,797	115,299,234

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

The consolidating financial statements present consolidating financial data for (i) AmeriCredit Corp. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2009 and 2008 and for each of the three years in the period ended June 30, 2009.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

AMERICREDIT CORP.

CONSOLIDATING BALANCE SHEET

June 30, 2009

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$186,564	$6,723		$193,287
Finance receivables, net		580,420	9,456,909		10,037,329
Restricted cash–securitization notes payable			851,606		851,606
Restricted cash–credit facilities			195,079		195,079
Property and equipment, net	$5,527	38,668			44,195
Leased vehicles, net		5,319	151,068		156,387
Deferred income taxes	122,014	243,803	(265,678)		100,139
Income tax receivable	162,036	35,543			197,579
Other assets	7,212	132,485	68,916		208,613
Due from affiliates	404,943		4,059,841	$(4,464,784)
Investment in affiliates	1,976,793	5,558,924	603,680	(8,139,397)

Total assets	$2,678,525	$6,781,726	$15,128,144	$(12,604,181)	$11,984,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$1,630,133		$1,630,133
Securitization notes payable			7,426,687		7,426,687
Senior notes	$91,620				91,620
Convertible senior notes	462,017				462,017
Accrued taxes and expenses	60,596	$44,371	52,673		157,640
Interest rate swap agreements		525	131,360		131,885
Other liabilities	600	19,940			20,540
Due to affiliates		4,464,784		$(4,464,784)

Total liabilities	614,833	4,529,620	9,240,853	(4,464,784)	9,920,522

Shareholders’ equity:
Common stock	1,350	172,368		(172,368)	1,350
Additional paid-in capital	193,233	75,878	3,177,841	(3,253,719)	193,233
Accumulated other comprehensive (loss) income	(21,099)	26,009	(62,508)	36,499	(21,099)
Retained earnings	1,926,571	1,977,851	2,771,958	(4,749,809)	1,926,571

	2,100,055	2,252,106	5,887,291	(8,139,397)	2,100,055
Treasury stock	(36,363)				(36,363)

Total shareholders’ equity	2,063,692	2,252,106	5,887,291	(8,139,397)	2,063,692

Total liabilities and shareholders’ equity	$2,678,525	$6,781,726	$15,128,144	$(12,604,181)	$11,984,214

AMERICREDIT CORP.

CONSOLIDATING BALANCE SHEET

June 30, 2008

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$361,352	$72,141		$433,493
Finance receivables, net		173,077	13,857,222		14,030,299
Restricted cash–securitization notes payable			982,670		982,670
Restricted cash–credit facilities			259,699		259,699
Property and equipment, net	$5,860	49,611			55,471
Leased vehicles, net		106,689	104,168		210,857
Deferred income taxes	19,244	311,761	(13,686)		317,319
Income tax receivable		34,705	(11,808)		22,897
Other assets	1,372	159,267	73,866		234,505
Due from affiliates	941,157		3,911,745	$(4,852,902)
Investment in affiliates	1,967,775	5,908,573	544,169	(8,420,517)

Total assets	$2,935,408	$7,105,035	$19,780,186	$(13,273,419)	$16,547,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$2,928,161		$2,928,161
Securitization notes payable			10,420,327		10,420,327
Senior notes	$200,000				200,000
Convertible senior notes	750,000				750,000
Accrued taxes and expenses	87,335	$77,222	73,349		237,906
Interest rate swap agreements		72,697			72,697
Other liabilities	1,203	40,046			41,249
Due to affiliates		4,852,902		$(4,852,902)

Total liabilities	1,038,538	5,042,867	13,421,837	(4,852,902)	14,650,340

Shareholders’ equity:
Common stock	1,188	50,775	30,627	(81,402)	1,188
Additional paid-in capital	42,336	75,878	3,659,102	(3,734,980)	42,336
Accumulated other comprehensive (loss) income	(6,404)	(21,801)	40,602	(18,801)	(6,404)
Retained earnings	1,912,684	1,957,316	2,628,018	(4,585,334)	1,912,684

	1,949,804	2,062,168	6,358,349	(8,420,517)	1,949,804
Treasury stock	(52,934)				(52,934)

Total shareholders’ equity	1,896,870	2,062,168	6,358,349	(8,420,517)	1,896,870

Total liabilities and shareholders’ equity	$2,935,408	$7,105,035	$19,780,186	$(13,273,419)	$16,547,210

AMERICREDIT CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended June 30, 2009

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$74,562	$1,828,122		$1,902,684
Other income	$38,193	892,546	1,762,638	$(2,576,889)	116,488
Gain on retirement of debt	63,195				63,195
Equity in income of affiliates	20,535	143,940		(164,475)

	121,923	1,111,048	3,590,760	(2,741,364)	2,082,367

Costs and expenses
Operating expenses	32,701	29,914	246,188		308,803
Lease depreciation		4,955	42,925		47,880
Provision for loan losses		105,919	866,462		972,381
Interest expense	78,288	992,563	2,210,658	(2,576,889)	704,620
Restructuring charges		11,847			11,847

	110,989	1,145,198	3,366,233	(2,576,889)	2,045,531

Income (loss) before income taxes	10,934	(34,150)	224,527	(164,475)	36,836

Income tax (benefit) provision	(2,953)	(54,685)	80,587		22,949

Net income	$13,887	$20,535	$143,940	$(164,475)	$13,887

AMERICREDIT CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended June 30, 2008

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$83,321	$2,299,163		$2,382,484
Other income	$39,232	1,347,530	2,918,238	$(4,144,402)	160,598
Equity in income of affiliates	(57,110)	267,141		(210,031)

	(17,878)	1,697,992	5,217,401	(4,354,433)	2,543,082

Costs and expenses
Operating expenses	23,167	56,895	317,752		397,814
Lease depreciation		35,993	369		36,362
Provision for loan losses		103,852	1,027,110		1,130,962
Impairment of goodwill		212,595			212,595
Interest expense	32,300	1,434,144	3,515,370	(4,144,402)	837,412
Restructuring charges		20,116			20,116

	55,467	1,863,595	4,860,601	(4,144,402)	2,635,261

(Loss) income before income taxes	(73,345)	(165,603)	356,800	(210,031)	(92,179)

Income tax (benefit) provision	(4,026)	(108,493)	89,659		(22,860)

Net (loss) income	$(69,319)	$(57,110)	$267,141	$(210,031)	$(69,319)

AMERICREDIT CORP.

CONSOLIDATING STATEMENT OF INCOME

Year Ended June 30, 2007

(in thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$119,678	$2,022,792		$2,142,470
Other income	$53,688	2,281,381	4,738,220	$(6,927,833)	145,456
Gain on sale of equity investment		51,997			51,997
Equity in income of affiliates	376,744	264,110		(640,854)

	430,432	2,717,166	6,761,012	(7,568,687)	2,339,923

Costs and expenses
Operating expenses	65,267	43,754	289,413		398,434
Lease depreciation		1,283			1,283
Provision for loan losses		(102,922)	830,575		727,653
Interest expense	12,784	2,359,892	5,235,982	(6,927,833)	680,825
Restructuring charges		(339)			(339)

	78,051	2,301,668	6,355,970	(6,927,833)	1,807,856

Income before income taxes	352,381	415,498	405,042	(640,854)	532,067

Income tax (benefit) provision	(7,868)	38,754	140,932		171,818

Net income	$360,249	$376,744	$264,110	$(640,854)	$360,249

AMERICREDIT CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2009

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$13,887	$20,535	$143,940		$(164,475)	$13,887
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		3,200	33,878	72,496			109,574
Provision for loan losses			105,919	866,462			972,381
Deferred income taxes		(87,949)	31,977	294,962			238,990
Stock based compensation expense		14,264					14,264
Amortization of warrant costs		45,101					45,101
Gain on retirement of debt		(63,950)					(63,950)
Accretion and amortization of loan fees			903	18,191			19,094
Other			(16,603)	19,376			2,773
Equity in income of affiliates		(20,535)	(143,940)			164,475
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		(173,844)	(838)				(174,682)
Other assets		(1,901)	12,169	(16,972)			(6,704)
Accrued taxes and expenses		(23,386)	(9,700)	(19,027)			(52,113)

Net cash (used) provided by operating activities		(295,113)	34,300	1,379,428			1,118,615

Cash flows from investing activities:
Purchases of receivables			(1,280,291)	(535,526)		535,526	(1,280,291)
Principal collections and recoveries on receivables			217,414	4,040,223			4,257,637
Net proceeds from sale of receivables			535,526			(535,526)
Purchases of property and equipment			(1,003)				(1,003)
Investment in money market fund			(115,821)				(115,821)
Proceeds from money market fund			104,319				104,319
Change in restricted cash–securitization notes payable				131,064			131,064
Change in restricted cash–credit facilities				63,180			63,180
Change in other assets			103,179	(90,219)			12,960
Net change in investment in affiliates		(6,317)	480,377	(36,469)		(437,591)

Net cash (used) provided by investing activities		(6,317)	43,700	3,572,253		(437,591)	3,172,045

Cash flows from financing activities:
Net change in credit facilities				(1,278,117)			(1,278,117)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(3,987,424)			(3,987,424)
Retirement of convertible debt		(238,617)					(238,617)
Debt issuance costs		(56)	(2,163)	(30,390)			(32,609)
Net proceeds from issuance of common stock		3,741	121,593	(535,315)		413,722	3,741
Other net changes		(603)					(603)
Net change in due (to) from affiliates		536,214	(371,011)	(185,918)		20,715

Net cash provided (used) by financing activities		300,679	(251,581)	(5,017,164)		434,437	(4,533,629)

Net decrease in cash and cash equivalents		(751)	(173,581)	(65,483)		(3,154)	(242,969)
Effect of Canadian exchange rate changes on cash and cash equivalents		751	(1,207)	65		3,154	2,763
Cash and cash equivalents at beginning of year			361,352	72,141			433,493

Cash and cash equivalents at end of year	$		$186,564	$6,723	$		$193,287

AMERICREDIT CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2008

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(69,319)	$(57,110)	$267,141		$(210,031)	$(69,319)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization		334	50,086	37,059			87,479
Provision for loan losses			103,852	1,027,110			1,130,962
Deferred income taxes		(56,149)	(160,193)	78,393			(137,949)
Stock based compensation expense		17,945					17,945
Amortization of warrant costs		10,193					10,193
Impairment of goodwill			212,595				212,595
Accretion and amortization of loan fees			8,529	20,906			29,435
Other			6,915	(789)			6,126
Equity in income of affiliates		57,110	(267,141)			210,031
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		11,808	(34,705)				(22,897)
Other assets		13,977	(39,299)	9,695			(15,627)
Accrued taxes and expenses		33,104	(12,244)	(9,842)			11,018

Net cash provided (used) by operating activities		19,003	(188,715)	1,429,673			1,259,961

Cash flows from investing activities:
Purchases of receivables			(6,260,198)	(5,992,951)		5,992,951	(6,260,198)
Principal collections and recoveries on receivables			119,528	5,989,162			6,108,690
Net proceeds from sale of receivables			5,992,951			(5,992,951)
Distributions from gain on sale Trusts				7,466			7,466
Purchases of property and equipment		1,412	(9,875)				(8,463)
Net purchases of leased vehicles			(103,904)	(94,922)			(198,826)
Change in restricted cash–securitization notes payable			(10)	31,693			31,683
Change in restricted cash–credit facilities				(92,754)			(92,754)
Change in other assets			(42,912)	1,181			(41,731)
Net change in investment in affiliates		(7,457)	(1,589,195)	(14,822)		1,611,474

Net cash used by investing activities		(6,045)	(1,893,615)	(165,947)		1,611,474	(454,133)

Cash flows from financing activities:
Net change in credit facilities				385,611			385,611
Issuance of securitization notes payable				4,250,000			4,250,000
Payments on securitization notes payable				(5,774,035)			(5,774,035)
Debt issuance costs				(39,347)			(39,347)
Repurchase of common stock		(127,901)					(127,901)
Net proceeds from issuance of common stock		25,174	12	1,610,217		(1,610,229)	25,174
Other net changes		324	(1)				323
Net change in due (to) from affiliates		88,287	1,543,437	(1,634,952)		3,228

Net cash (used) provided by financing activities		(14,116)	1,543,448	(1,202,506)		(1,607,001)	(1,280,175)

Net (decrease) increase in cash and cash equivalents		(1,158)	(538,882)	61,220		4,473	(474,347)
Effect of Canadian exchange rate changes on cash and cash equivalents		1,158	848	3		(4,473)	(2,464)
Cash and cash equivalents at beginning of year			899,386	10,918			910,304

Cash and cash equivalents at end of year	$		$361,352	$72,141	$		$433,493

AMERICREDIT CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended June 30, 2007

(in thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$360,249	$376,744	$264,110		$(640,854)	$360,249
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		333	11,501	24,903			36,737
Provision for loan losses			(102,922)	830,575			727,653
Deferred income taxes		8,422	(32,522)	(20,464)			(44,564)
Stock based compensation expense		20,230					20,230
Gain on sale of equity investment			(51,997)				(51,997)
Accretion and amortization of loan fees			2,867	(19,849)			(16,982)
Other			2,752	(6,993)			(4,241)
Equity in income of affiliates		(376,744)	(264,110)			640,854
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets		(16,252)	26,348	20,217			30,313
Accrued taxes and expenses		18,956	(15,771)	18,420			21,605

Net cash provided (used) by operating activities		15,194	(47,110)	1,110,919			1,079,003

Cash flows from investing activities:
Purchases of receivables			(8,832,379)	(6,871,640)		6,871,640	(8,832,379)
Principal collections and recoveries on receivables			1,938,046	3,946,094			5,884,140
Net proceeds from sale of receivables			6,871,640			(6,871,640)
Distributions from gain on sale Trusts				93,271			93,271
Purchases of property and equipment			(11,604)				(11,604)
Net purchases of leased vehicles				(28,427)			(28,427)
Proceeds from sale of equity investment			62,961				62,961
Acquisition of LBAC, net of cash acquired			(257,813)				(257,813)
Change in restricted cash–securitization notes payable			(8)	(32,945)			(32,953)
Change in restricted cash–credit facilities				(23,579)			(23,579)
Change in other assets			3,475	(1,161)			2,314
Net change in investment in affiliates		(723)	(491,007)	(76,245)		567,975

Net cash used by investing activities		(723)	(716,689)	(2,994,632)		567,975	(3,144,069)

Cash flows from financing activities:
Net change in credit facilities			(202,522)	435,417			232,895
Issuance of securitization notes payable				6,748,304			6,748,304
Payments on securitization notes payable			(2,074)	(4,921,551)			(4,923,625)
Issuance of senior notes		200,000					200,000
Issuance of convertible debt		550,000					550,000
Debt issuance costs				(40,247)			(40,247)
Proceeds from sale of warrants related to convertible debt		93,086					93,086
Purchase of call option related to convertible debt		(145,710)					(145,710)
Repurchase of common stock		(324,054)					(324,054)
Net proceeds from issuance of common stock		58,157		588,708		(588,708)	58,157
Other net changes		(3,232)	19,170				15,938
Net change in due (to) from affiliates		(447,240)	1,336,622	(915,997)		26,615

Net cash (used) provided by financing activities		(18,993)	1,151,196	1,894,634		(562,093)	2,464,744

Net (decrease) increase in cash and cash equivalents		(4,522)	387,397	10,921		5,882	399,678
Effect of Canadian exchange rate changes on cash and cash equivalents		4,522	(1,251)	(3)		(5,882)	(2,614)
Cash and cash equivalents at beginning of year			513,240				513,240

Cash and cash equivalents at end of year	$		$899,386	$10,918	$		$910,304

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmeriCredit Corp.:

We have audited the accompanying consolidated balance sheets of AmeriCredit Corp. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmeriCredit Corp. and subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

August 28, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements on accounting or financial disclosure matters with our independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MANAGEMENT’S REPORTS

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

On October 28, 2008, our Chief Executive Officer certified that he was not aware of any violation by us of the New York Stock Exchange’s Corporate Governance listing standards.

We have filed with the Securities and Exchange Commission, as exhibits to our Annual Report on Form 10-K for the year ended June 30, 2009, our Chief Executive Officer’s and Chief Financial Officer’s certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009. Our internal control over financial reporting as of June 30, 2009, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriCredit Corp.:

We have audited the internal control over financial reporting of AmeriCredit Corp. and subsidiaries (the “Company”) as of June 30, 2009 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated August 28, 2009, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.

DELOITTE & TOUCHE LLP

Dallas, Texas

August 28, 2009

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1. “Business–Executive Officers” for information concerning executive officers.

We have adopted the AmeriCredit Code of Ethical Conduct for Senior Financial Officers (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code of ethics is publicly available on our Website at www.americredit.com (and a copy will be provided to any shareholder upon written request to our Secretary). Corporate governance guidelines applicable to the Board of Directors and charters for all Board committees are also available on our Website. If any substantive amendments are made to the code of ethics or any waivers granted, including any implicit waiver, from a provision of the code to the Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our Website or in a report on Form 8-K.

The information with respect to our procedures for shareholders to recommend nominees, audit committee and our audit committee financial expert contained under the caption “Board Committees and Meetings” in the Proxy Statement is incorporated herein by reference.

Information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

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

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 and 2008.

Consolidated Statements of Operations and Comprehensive Operations for the years ended June 30, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2009.

AmeriCredit Corp.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLIFTON H. MORRIS, JR.	Director and Chairman of the Board	August 28, 2009
Clifton H. Morris, Jr.

/s/ DANIEL E. BERCE	Director, President and Chief	August 28, 2009
Daniel E. Berce	Executive Officer (Principal Executive Officer)

/s/ CHRIS A. CHOATE	Executive Vice President,	August 28, 2009
Chris A. Choate	Chief Financial Officer and Treasurer (Chief Accounting Officer)

/s/ BRUCE R. BERKOWITZ	Director	August 28, 2009
Bruce R. Berkowitz

/s/ JOHN R. CLAY	Director	August 28, 2009
John R. Clay

/s/ IAN M. CUMMING	Director	August 28, 2009
Ian M. Cumming

/s/ A.R. DIKE	Director	August 28, 2009
A.R. Dike

/s/ JAMES H. GREER	Director	August 28, 2009
James H. Greer

/s/ DOUGLAS K. HIGGINS	Director	August 28, 2009
Douglas K. Higgins

/s/ KENNETH H. JONES, JR.	Director	August 28, 2009
Kenneth H. Jones, Jr.

/s/ JUSTIN R. WHEELER	Director	August 28, 2009
Justin R. Wheeler

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 Exhibit 3.2)

3.3(4)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(14)	Bylaws of the Company, as amended through March 4, 2008

4.1(3)	Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

10.1(2)	1990 Stock Option Plan for Non-Employee Directors of the Company (Exhibit 10.14)

10.2(7)	2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp.

10.2.1(13)	Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Exhibit 4.4)

10.2.2(17)	Amendment No. 1 to the Amended and Restated 2000 Limited Omnibus and Incentive Plan for AmeriCredit Corp. (Appendix C to Proxy Statement)

10.2.3(20)	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.1)

10.3(21)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Clifton H. Morris, Jr. (Exhibit 10.4.3)

10.4(21)	Amended and Restated Executive Employment Agreement, dated November 2, 2005, between the Company and Daniel E. Berce Exhibit 10.5.2)

10.5(21)	Amended and Restated Employment Agreement, dated November 2, 2005, between the Company and Chris A. Choate (Exhibit 10.6.1)

10.6(16)	2008 Omnibus Incentive Plan (Exhibit 99.1)

10.6.1(23)	Form of Restricted Stock Unit Grant Agreement

10.6.2(24)	Amendment No. 1 to 2008 Omnibus Incentive Plan (Exhibit 10.2)

10.6.3(24)	Form of Restricted Stock Unit Grant Agreement (Exhibit 10.1)

10.7(29)

Loan and Security Agreement, dated September 25, 2008, among AmeriCredit Class B Note Funding Trust, AmeriCredit Financial Services, Inc., AFS SenSub Corp., Wachovia Bank, National Association, Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association (Exhibit 10.1)

10.7.1(29)

Loan and Security Agreement, dated September 25, 2008, among AmeriCredit Class C Note Funding Trust, AmeriCredit Financial Services, Inc., AFS SenSub Corp., Wachovia Bank, National Association, Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association (Exhibit 10.2)

10.7.2(29)	Warrant, dated September 25, 2008, issued by AmeriCredit Corp. to Wachovia Investment Holdings, LLC (Exhibit 10.3)

10.8(5)	1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

INDEX TO EXHIBITS

(Continued)

10.8.1(6)	Amendment No. 1 to 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp.

10.8.2(22)	Amendment No. 2 to the 1995 Omnibus Stock and Incentive Plan for AmeriCredit Corp. (Exhibit 99.2)

10.9(8)	FY 2000 Stock Option Plan of AmeriCredit Corp.

10.10 (9)	Management Stock Option Plan of AmeriCredit Corp.

10.11(10)	AmeriCredit Corp. Employee Stock Purchase Plan

10.11.1(11)	Amendment No. 1 to AmeriCredit Corp. Employee Stock Purchase Plan

10.11.2(12)	Amendment No. 2 to AmeriCredit Corp. Employee Stock Purchase Plan

10.11.3(15)	Amendment No. 3 to AmeriCredit Corp. Employee Stock Purchase Plan

10.11.4(16)	Amendment No. 4 to AmeriCredit Corp. Employee Stock Purchase Plan (Exhibit 99.1)

10.11.5(@)	Amendment No. 5 to AmeriCredit Corp. Employee Stock Purchase Plan

10.12 (27)

Third Amended and Restated Sale and Servicing Agreement, dated as of October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., and The Bank one of New York (Exhibit 99.1)

10.12.1(27)	Third Amended and Restated Indenture, dated October 30, 2006, among AmeriCredit Master Trust, The Bank of New York and Deutsche Bank Trust Company Americas (Exhibit 99.2)

10.12.2(27)

Third Amended and Restated Class A Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class A Purchasers and Deutsche Bank, AG (Exhibit 99.3)

10.12.3(27)

Third Amended and Restated Class B Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class B Purchasers and Deutsche Bank, AG (Exhibit 99.4)

10.12.4(27)

Third Amended and Restated Class C Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class C Purchasers and Deutsche Bank, AG (Exhibit 99.5)

10.12.5(27)

Third Amended and Restated Class S Note Purchase Agreement, dated October 30, 2006, among AmeriCredit Master Trust, AmeriCredit Funding Corp. VII, AmeriCredit Financial Services, Inc., Deutsche Bank Trust Company Americas, the Class S Purchasers and Deutsche Bank, AG (Exhibit 99.6)

10.12.6(30)

Omnibus Amendment to AmeriCredit Master Trust, dated March 5, 2009, among AmeriCredit Master Trust, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. VII, The Bank of New York Mellon, Deutsche Bank Trust Company Americas, Deutsche Bank AG, The Class A, B and C Purchasers, and Wells Fargo Bank, National Association (Exhibit 99.1)

10.13(30)

Sale and Servicing Agreement, dated March 5, 2009, among AmeriCredit Master Trust II, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. X and Wells Fargo Bank, National Association (Exhibit 99.2)

INDEX TO EXHIBITS

(Continued)

10.13.1(30)	Indenture, dated March 5, 2009, among AmeriCredit Master Trust II, Wells Fargo Bank, National Association and Deutsche Bank Trust Company Americas (Exhibit 99.3)

10.13.2(30)

Class A Note Purchase Agreement, dated March 5, 2009, among AmeriCredit Master Trust II, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. X, The Class A Purchasers, Deutsche Bank Trust Company Americas, Deutsche Bank AG and the Other Agents (Exhibit 99.4)

10.13.3(30)

Class B Note Purchase Agreement, dated March 5, 2009, among AmeriCredit Master Trust II, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. X, The Class B Purchasers, Deutsche Bank Trust Company Americas, Deutsche Bank AG and the Other Agents (Exhibit 99.5)

10.13.4 (30)

Class C Note Purchase Agreement, dated March 5, 2009, among AmeriCredit Master Trust II, AmeriCredit Financial Services, Inc., AmeriCredit Funding Corp. X, The Class C Purchasers, Deutsche Bank Trust Company Americas, Deutsche Bank AG and the Other Agents (Exhibit 99.6)

10.14(25)	Security Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank Exhibit 99.2)

10.14.1(25)	Servicing and Custodian Agreement dated as of October 3, 2006, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust V and Wells Fargo Bank (Exhibit 99.3)

10.14.2(25)

Master Receivables Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.5)

10.14.3(25)

Insurance Agreement dated as of October 3, 2006, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.6)

10.14.4(25)

Note Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., Meridian Funding Company, LLC and MBIA Insurance Corporation (Exhibit 99.4)

10.14.5(30)

Omnibus Amendment No. 1, dated March 5, 2009, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial services, Inc., AmeriCredit MTN Corp. V, MBIA Insurance Corporation, Meridian Funding Company, LLC, Wilmington Trust Company and Wells Fargo Bank, National Association (Exhibit 99.7)

10.15(17)	AmeriCredit Corp. Senior Executive Bonus Plan (Appendix D to Proxy Statement)

10.16(34)	Letter Agreement, dated December 12, 2008, between AmeriCredit Corp. and Fairholme Funds, Inc. (Exhibit 10.1)

10.16.1(34)	Letter Agreement, dated December 12, 2008, among AmeriCredit Corp., Tracey Berkowitz, Bruce Berkowitz, The Fairholme Foundation, and East Lane, LLC (Exhibit 10.2)

10.16.2(34)	Registration Rights Agreement, dated December 12, 2008, between AmeriCredit Corp. and Fairholme Funds, Inc. (Exhibit 10.3)

10.16.3(35)	Exchange Agreement, dated November 24, 2008, between AmeriCredit Corp. and Fairholme Funds, Inc. (Exhibit 10.1)

INDEX TO EXHIBITS

(Continued)

10.16.4(35)	Note Purchase Agreement, dated November 24, 2008, among AmeriCredit Corp., AmeriCredit Financial Services, Inc, AmeriCredit SenSub Corp. and Fairholme Funds, Inc. (Exhibit 10.2)

10.16.5(35)	Limited Guaranty, dated November 24, 2008, issued by AmeriCredit Corp. to Wells Fargo Bank, National Association Exhibit 10.3)

10.16.6(35)	Registration Rights Agreement, dated November 26, 2008, among AmeriCredit Corp., AmeriCredit Financial Services, Inc, AmeriCredit SenSub Corp. and Fairholme Funds, Inc. (Exhibit 10.4)

10.17(18)	AmeriCredit Corp. Deferred Compensation Plan II (Exhibit 99.1)

10.18(19)	Revised Form of Stock Appreciation Rights Agreement (Exhibit 10.1)

10.19(25)

Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 0.75% Convertible Senior Notes due 2011 (Exhibit 10.2)

10.20(25)

Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 2.125% Convertible Senior Notes due 2013 (Exhibit 10.3)

10.21(26)	Restricted Stock Unit Agreement (Exhibit 99.1)

10.22(28)

Indenture, dated as of June 28, 2007, among AmeriCredit Corp., the Guarantors party thereto and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 4.1)

10.22.1(28)

Registration Rights Agreement, dated as of June 28, 2007, among AmeriCredit Corp., as issuer, and Deutsche Bank Securities Inc. and Lehman Brothers Inc, as representatives of the initial purchasers, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 10.1)

10.23(33)	Registration Rights Agreement, dated April 21, 2008, between AmeriCredit Corp. and Leucadia National Corporation (Exhibit 99.1)

10.24(31)	Letter Agreement, dated March 4, 2008, between AmeriCredit Corp. and Leucadia National Corporation (Exhibit 99.1)

10.24.1(36)	Amended and Restated Letter Agreement, dated December 12, 2008, between AmeriCredit Corp. and Leucadia National Corporation Exhibit 10.4)

10.25(32)	Forward Purchase Agreement, dated April 15, 2008, between AmeriCredit Corp. and Deutsche Bank AG, Cayman Islands Branch Exhibit 10.1)

10.25.1(32)	Warrant Agreement, dated April 15, 2008, between AmeriCredit Corp. and Deutsche Bank Securities Inc. (Exhibit 10.2)

10.25.2(36)	Letter Agreement, dated December 19, 2008, among AFS SenSub Corp. AmeriCredit Financial Services, Inc. and Deutsche Bank AG, Cayman Islands Branch (Exhibit 10.1)

10.26(@)	Amended and Restated Employment Agreement, dated November 7, 2005, between AmeriCredit Corp. and Steven P. Bowman

10.27(@)	Employment Agreement, dated May 4, 1998, between AmeriCredit Corp. and Kyle Birch

10.28(@)	Employment Agreement, dated May 9, 2003, between AmeriCredit Corp. and Brian Mock.

INDEX TO EXHIBITS

(Continued)

12.1(@)	Statement Re Computation of Ratios

21.1(@)	Subsidiaries of the Registrant

23.1(@)	Consent of Independent Registered Public Accounting Firm

31.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(@)	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1990, filed by the Company with the Securities and Exchange Commission.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1991, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1993, filed by the Company with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1995, filed by the Company with the Securities and Exchange Commission.
(6)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 1997, filed by the Company with the Securities and Exchange Commission.
(7)	Incorporated by reference from the Company’s Proxy Statement for the year ended June 30, 2000, filed by the Company with the Securities and Exchange Commission.
(8)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on October 29, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(9)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on February 23, 2000, by the Company with the Securities and Exchange Commission (Exhibit 4.4)
(10)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 16, 1994, by the Company with the Securities and Exchange Commission (Exhibit 4.3)
(11)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on March 1, 1999, by the Company with the Securities and Exchange Commission (Exhibit 4.4.1)
(12)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on November 7, 2001, by the Company with the Securities and Exchange Commission (Exhibit 4.4.2)
(13)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 12, 2002, by the Company with the Securities and Exchange Commission
(14)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed by the Company with the Securities and Exchange Commission.

(15)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Registration Statement on Form S-8, filed on December 18, 2003, by the Company with the Securities and Exchange Commission (Exhibit 4.4.3)
(16)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2008.
(17)	Filed as an exhibit to the Proxy Statement, filed on Form DEF 14A with the Securities and Exchange Commission on September 28, 2004.
(18)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2004.
(19)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed by the Company with the Securities and Exchange Commission.
(20)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2006.
(21)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed by the Company with the Securities and Exchange Commission.
(22)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.
(23)	Incorporated by reference to the exhibit included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, filed by the Company with the Securities and Exchange Commission.
(24)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2009.
(25)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed by the Company with the Securities and Exchange Commission.
(26)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2006.
(27)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006.
(28)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2007.
(29)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2008.
(30)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2009.
(31)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 4, 2008.
(32)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2008.
(33)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2008.
(34)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(35)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2008.
(36)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(@)	Filed herewith.