Form 10-Q
period 2009-09-30
AMERICREDIT CORP
filed 2009-11-06
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 133,413,010 shares of common stock, $0.01 par value outstanding as of October 31, 2009.

AMERICREDIT CORP.

Part I. FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2009	June 30, 2009 (a) (Revised)
Assets

Cash and cash equivalents	$462,106	$193,287
Finance receivables, net	9,195,075	10,037,329
Restricted cash – securitization notes payable	873,304	851,606
Restricted cash – credit facilities	170,281	195,079
Property and equipment, net	42,054	44,195
Leased vehicles, net	143,819	156,387
Deferred income taxes	54,659	75,782
Income tax receivable	84,387	197,579
Other assets	190,047	207,083

Total assets	$11,215,732	$11,958,327

Liabilities and Shareholders’ Equity

Liabilities:
Credit facilities	$1,019,068	$1,630,133
Securitization notes payable	7,266,456	7,426,687
Senior notes	91,620	91,620
Convertible senior notes	397,763	392,514
Accrued taxes and expenses	153,725	157,640
Interest rate swap agreements	119,756	131,885
Other liabilities	17,071	20,540

Total liabilities	9,065,459	9,851,019

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value per share,
20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 350,000,000 shares authorized; 135,096,752 and 134,977,812 shares issued	1,351	1,350
Additional paid-in capital	293,005	284,961
Accumulated other comprehensive loss	(11,940)	(21,099)
Retained earnings	1,904,220	1,878,459

	2,186,636	2,143,671

Treasury stock, at cost (1,806,446 shares)	(36,363)	(36,363)

Total shareholders’ equity	2,150,273	2,107,308

Total liabilities and shareholders’ equity	$11,215,732	$11,958,327

(a)	Revised for the Financial Accounting Standards Board (“FASB”) issuance of Financial Accounting Standards Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (Accounting Standards Codification “ASC” 470 20 65-1). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2009	2008 (a) (Revised)
Revenue
Finance charge income	$389,796	$533,973
Other income	23,488	31,076
Gain on retirement of debt		994

	413,284	566,043

Costs and expenses
Operating expenses	68,862	84,255
Depreciation expense – leased vehicles	10,110	10,914
Provision for loan losses	157,951	274,865
Interest expense	130,148	200,654
Restructuring charges, net	(37)	551

	367,034	571,239

Income (loss) before income taxes	46,250	(5,196)
Income tax provision	20,489	78

Net income (loss)	25,761	(5,274)

Other comprehensive income
Unrealized gains on cash flow hedges	7,411	9,925
Foreign currency translation adjustment	6,924	(1,285)
Income tax provision	(5,176)	(3,279)

Other comprehensive income	9,159	5,361

Comprehensive income	$34,920	$87

Earnings (loss) per share
Basic	$0.19	$(0.05)

Diluted	$0.19	$(0.05)

Weighted average shares
Basic	133,229,960	116,271,119

Diluted	136,083,460	116,271,119

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2009	2008 (a) (Revised)
Cash flows from operating activities
Net income (loss)	$25,761	$(5,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,824	25,885
Accretion and amortization of loan fees	2,375	6,995
Provision for loan losses	157,951	274,865
Deferred income taxes	15,517	(5,162)
Non-cash interest charges on convertible debt	5,249	5,608
Stock-based compensation expense	2,968	3,894
Amortization of warrant costs	1,968	12,348
Gain on retirement of debt		(994)
Other	(6,817)	3,670
Changes in assets and liabilities:
Income tax receivable	113,207	1,065
Other assets	1,305	352
Accrued taxes and expenses	(6,657)	6,960

Net cash provided by operating activities	335,651	330,212

Cash flows from investing activities:
Purchases of receivables	(217,920)	(586,647)
Principal collections and recoveries on receivables	912,121	1,213,444
Purchases of property and equipment	(152)	(855)
Investment in money market fund		(115,821)
Change in restricted cash – securitization notes payable	(21,698)	66,976
Change in restricted cash – credit facilities	24,798	68,735
Change in other assets	10,387	17,847

Net cash provided by investing activities	707,536	663,679

Cash flows from financing activities:
Net change in credit facilities	(611,065)	67,013
Issuance of securitization notes payable	725,000
Payments on securitization notes payable	(885,950)	(1,130,862)
Retirement of convertible senior notes		(114,048)
Debt issuance costs	(2,704)	(3,366)
Proceeds from issuance of common stock	1,136	14
Other net changes	(119)	(2,982)

Net cash used by financing activities	(773,702)	(1,184,231)

Net increase (decrease) in cash and cash equivalents	269,485	(190,340)
Effect of Canadian exchange rate changes on cash and cash equivalents	(666)	599
Cash and cash equivalents at beginning of period	193,287	433,493

Cash and cash equivalents at end of period	$462,106	$243,752

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

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

The consolidated financial statements as of September 30, 2009, and for the three months ended September 30, 2009 and 2008, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended June 30, 2009.

Subsequent Events

On October 30, 2009, we priced a $227.5 million securitization transaction, AmeriCredit Prime Automobile Receivables Trust (“APART”) 2009-1, that had initial cash deposit and overcollateralization requirements of 23.8% and a weighted average all-in cost of 2.7%. The transaction is expected to close on November 10, 2009, and we anticipate using the proceeds from this securitization to repay borrowings and retire our prime/near prime credit facility.

We evaluated subsequent events through the date the accompanying financial statements were issued, which was November 6, 2009.

Adoption of New Accounting Standards

As of July 1, 2009, we adopted FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 (ASC 470 20 65-1) specifies that when issuers of convertible debt instruments that may be settled in cash upon conversion recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. FSP APB 14-1 (ASC 470 20 65-1) is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The transition provision requires that entities retrospectively apply FSP APB 14-1 (ASC 470 20 65-1) for all periods presented. Our convertible senior notes due in September 2011 and September 2013 are affected by the adoption of this FSP. See Note 6 – “Senior Notes and Convertible Senior Notes” for further discussion.

The following table presents balance sheet data as reported, as revised and the cumulative effect of adoption for the retrospective adoption of FSP APB 14-1 (ASC 470 20 65-1) (in thousands):

	As Reported	As Revised	Cumulative Effect of Adoption
Balance at June 30, 2007
Deferred income taxes	$151,704	$106,728	$(44,976)
Other assets	164,430	161,385	(3,045)
Convertible senior notes	750,000	620,537	(129,463)
Additional paid-in capital	71,323	163,051	91,728
Retained earnings	2,000,066	1,989,780	(10,286)

Balance at June 30, 2008
Deferred income taxes	$317,319	$280,755	$(36,564)
Other assets	234,505	232,060	(2,445)
Convertible senior notes	750,000	642,599	(107,401)
Additional paid-in capital	42,336	134,064	91,728
Retained earnings	1,912,684	1,889,348	(23,336)

Balance at June 30, 2009
Deferred income taxes	$100,139	$75,782	$(24,357)
Other assets	208,613	207,083	(1,530)
Convertible senior notes	462,017	392,514	(69,503)
Additional paid-in capital	193,233	284,961	91,728
Retained earnings	1,926,571	1,878,459	(48,112)

The following tables present consolidated statements of operations and comprehensive operations data as reported and as revised for the retrospective adoption of FSP APB 14-1 (ASC 470 20 65-1) (dollars in thousands, except per share data):

	Three Months Ended September 30, 2008
	As Reported	As Revised
Interest expense	$195,046	$200,654
Income (loss) before income taxes	412	(5,196)
Income tax provision	2,074	78
Net loss	(1,662)	(5,274)
Loss per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

	Three Months Ended September 30, 2009
	Excluding impact of FSP APB 14-1	As Reported
Interest expense	$125,026	$130,148
Income before income taxes	51,372	46,250
Income tax provision	22,758	20,489
Net income	28,614	25,761
Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

Recent Accounting Pronouncements and Accounting Changes

On August 28, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820. ASC 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use (a) the quoted price of the identical liability when traded as an asset; (b) a quoted price for similar liabilities when traded as assets; (c) or another valuation technique that is consistent with the principles of ASC 820 such as a present value technique. The ASU is effective for the first interim or annual reporting period beginning after the ASU’s issuance. Management has evaluated the impact of the update and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2009	June 30, 2009
Finance receivables unsecuritized, net of fees	$1,630,184	$2,534,158
Finance receivables securitized, net of fees	8,390,849	8,393,811
Less nonaccretable acquisition fees	(9,264)	(12,100)
Less allowance for loan losses	(816,694)	(878,540)

	$9,195,075	$10,037,329

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $1.1 billion and $2.0 billion pledged under our credit facilities as of September 30, 2009, and June 30, 2009, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $686.6 million and $667.3 million of delinquent finance receivables as of September 30, 2009, and June 30, 2009, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Balance at beginning of period	$12,100	$42,802
Net charge-offs	(2,836)	(9,333)

Balance at end of period	$9,264	$33,469

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Balance at beginning of period	$878,540	$908,311
Provision for loan losses	157,951	274,865
Net charge-offs	(219,797)	(256,526)

Balance at end of period	$816,694	$926,650

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Receivables securitized	$981,056
Net proceeds from securitization	725,000
Servicing fees (a)	53,107	$63,048
Distributions	74,624	170,876

(a)	Servicing fees earned on securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of operations.

As of September 30, 2009 and June 30, 2009, we were servicing $8.4 billion of finance receivables that have been transferred or sold to securitization Trusts.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. In September 2009, the facilities were renewed for an additional one year term. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	September 30, 2009	June 30, 2009
Medium term note facility	$750,000	$750,000
Prime/Near prime facility	218,188	250,377
Lease warehouse facility	50,880	60,000
Master warehouse facility		569,756

	$1,019,068	$1,630,133

Further detail regarding terms and availability of the credit facilities as of September 30, 2009, follows (in thousands):

Maturity (a)	Facility Amount	Advances Outstanding	Assets Pledged (b)	Restricted Cash Pledged (c)
Master warehouse facility:
March 2010 (d)	$1,000,000			$6,000
Medium term note facility:
October 2009 (e)	750,000	$750,000	$796,777	119,089
Prime/Near prime facility: (f)		218,188	305,065	4,952
Lease warehouse facility: (g)		50,880	126,595	1,140

	$1,750,000	$1,019,068	$1,228,437	$131,181

(a)	Because the facilities are non-recourse to us, the outstanding debt balance at maturity will generally be repaid over time based on the amortization of receivables pledged.
(b)	The warehouse facilities are collateralized by finance receivables, while the leasing facility is collateralized by leased assets.
(c)	These amounts do not include cash collected on finance receivables pledged of $39.1 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.
(d)	The revolving period under this facility ends March 2010 and any outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when any remaining amount will be due and payable.
(e)	The revolving period under this facility ended subsequent to September 30, 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount will be due and payable.
(f)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged. On October 30, 2009, we priced a $227.5 million securitization transaction, APART 2009-1, and we anticipate using the proceeds from this securitization to repay borrowings and retire this facility.
(g)	Subsequent to September 30, 2009, the facility was repaid in full.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements, and/or remove us as servicer. As of September 30, 2009, we were in compliance with all covenants in our credit facilities.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $10.0 million and $16.1 million as of September 30, 2009 and June 30, 2009, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $15.8 million and $13.9 million as of September 30, 2009 and June 30, 2009, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of September 30, 2009, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-D-F	July 2011	$750,000	3.1%	$38,930	$36,297
2005-A-X	October 2011	900,000	3.7%	62,294	56,613
2005-1	May 2011	750,000	4.5%	62,867	45,898
2005-B-M	May 2012	1,350,000	4.1%	149,147	132,619
2005-C-F	June 2012	1,100,000	4.5%	150,690	135,212
2005-D-A	November 2012	1,400,000	4.9%	234,228	210,725
2006-1	May 2013	945,000	5.3%	182,488	141,116
2006-R-M	January 2014	1,200,000	5.4%	445,462	399,713
2006-A-F	September 2013	1,350,000	5.6%	363,508	327,809
2006-B-G	September 2013	1,200,000	5.2%	379,551	344,899
2007-A-X	October 2013	1,200,000	5.2%	440,762	402,794
2007-B-F	December 2013	1,500,000	5.2%	644,515	588,159
2007-1 (APART)	March 2016	1,000,000	5.4%	385,742	385,955
2007-C-M	April 2014	1,500,000	5.5%	740,070	675,023
2007-D-F	June 2014	1,000,000	5.5%	533,081	488,371
2007-2-M (APART)	March 2016	1,000,000	5.3%	511,262	484,847
2008-A-F	October 2014	750,000	6.0%	594,326	474,891
2008-1	January 2015	500,000	8.7%	484,952	346,561
2008-2	April 2015	500,000	10.5%	510,915	357,451
2009-1	January 2016	725,000	7.5%	915,515	666,090
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	21,369	22,335
BV2005-LJ-2 (a)(c)	February 2014	185,596	4.6%	21,953	20,970
BV2005-3 (a)	June 2014	220,107	5.1%	35,809	37,285
LB2004-C (a)	July 2011	350,000	3.5%	19,196	17,644
LB2005-A (a)	April 2012	350,000	4.1%	32,385	33,822
LB2005-B (a)	June 2012	350,000	4.4%	45,984	44,225
LB2006-A (a)	May 2013	450,000	5.4%	89,901	84,415
LB2006-B (a)	September 2013	500,000	5.2%	126,559	130,397
LB2007-A	January 2014	486,000	5.0%	167,388	174,320

		$23,743,803		$8,390,849	$7,266,456

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
(c)	Note balance does not include $1.7 million of debt repurchased and retained by us as of September 30, 2009.

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating additional overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are released to us as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also released to us as distributions from Trusts.

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

As of September 30, 2009, we have exceeded the cumulative default ratio and cumulative net loss ratio targets in the AMCAR 2007-C-M and AMCAR 2007-D-F securitizations. In addition, three LBAC securitizations (LB2004-C, LB2005-A and LB2005-B) had delinquency ratios in excess of their targeted levels at September 30, 2009. Excess cash flows from these Trusts are being used to build higher credit enhancement in each respective Trust instead of being distributed to us.

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those previously described. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the receivables transferred to that Trust.

NOTE 6 – SENIOR NOTES AND CONVERTIBLE SENIOR NOTES

Senior notes and convertible senior notes consist of the following (in thousands):

	September 30, 2009	June 30, 2009 (Revised)
8.5% Senior Notes (due June 2015)	$91,620	$91,620

0.75% Convertible Senior Notes (due in September 2011)	247,000	247,000
Debt discount on 0.75% Convertible Senior Notes (due in September 2011)	(27,814)	(31,088)
2.125% Convertible Senior Notes (due in September 2013)	215,017	215,017
Debt discount on 2.125% Convertible Senior Notes (due in September 2013)	(36,440)	(38,415)

	$397,763	$392,514

As of July 1, 2009, we adopted FSP APB 14-1 (ASC 470 20 65-1). FSP APB 14-1 (ASC 470 20 65-1) specifies that when issuers of convertible debt instruments that may be settled in cash upon conversion recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. FSP APB 14-1 (ASC 470 20 65-1) is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The transition provision requires that entities retrospectively apply FSP APB 14-1 (ASC 470 20 65-1) for all periods presented.

As a result of adopting FSP APB 14-1 (ASC 470 20 65-1) on July 1, 2009, as discussed in Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” to the consolidated financial statements, we have separately accounted for the liability and equity components of our convertible senior notes due in September 2011 and 2013, retrospectively, based on our determination that our borrowing rate at the time of issuance for unsecured senior debt without an equity conversion feature was approximately 7%. At issuance, the liability and equity components were $404.3 million and $145.7 million, respectively. The equity component (debt discount) is being amortized to interest expense over the expected term of the notes based on the effective interest method. Debt issuance costs of approximately $3.5 million directly related to the issuance of the convertible senior notes due in September 2011 and 2013 have been allocated to the equity component in proportion to the allocation of proceeds.

For the three months ended September 30, 2009 and 2008, total interest expense related to the convertible senior notes was $6.8 million and $7.8 million, respectively, which included $1.6 million and $2.0 million, respectively, of contractual interest and $5.2 million and $5.8 million, respectively, of discount amortization.

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $1.4 million and $1.4 million related to the senior notes and $3.9 million and $4.2 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of September 30, 2009 and June 30, 2009, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	September 30, 2009		June 30, 2009
	Notional	Fair Value	Notional	Fair Value
Assets
Interest rate swaps (a)	$2,417,246	$28,256	$2,592,548	$24,267
Interest rate caps (a)	1,179,798	10,929	1,914,886	15,858

Total assets	$3,597,044	$39,185	$4,507,434	$40,125

Liabilities
Interest rate swaps	$2,417,246	$119,756	$2,592,548	$131,885
Interest rate caps (b)	1,035,934	11,177	1,721,044	16,644
Foreign currency contracts (b)(c)	75,916	2,210

Total liabilities	$3,529,096	$133,143	$4,313,592	$148,529

(a)	Included in other assets on the consolidated balance sheet.
(b)	Included in other liabilities on the consolidated balance sheet.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the quarter end rate.

Interest rate swap agreements designated as hedges had unrealized losses of approximately $57.8 million, net of tax, and $62.5 million, net of tax, included in accumulated other comprehensive loss as of September 30, 2009, and June 30, 2009, respectively. The ineffectiveness related to the interest rate swap agreements was immaterial for the three months ended September 30, 2009 and 2008. We estimate approximately $69.7 million of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in a $5.4 million gain included in interest expense on the consolidated statements of operations for the three months ended September 30, 2009.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30, 2009, and June 30, 2009, these restricted cash accounts totaled $37.5 million and $45.7 million, respectively, and are included in other assets on the consolidated balance sheets.

In July 2009, we entered into a series of foreign currency contracts in order to hedge our Canadian denominated cash flows as we convert them to U.S. dollars over time.

The following table presents information on the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Operations for the three month periods ended September 30, 2009 and 2008 (in thousands):

	Income (Losses) Recognized In Income			(Losses) Recognized in Accumulated Other Comprehensive Income		(Losses) Reclassified From Accumulated Other Comprehensive Income into Income (c)
	September 30,			September 30,		September 30,
	2009	2008		2009	2008	2009	2008
Non-Designated Hedges:
Interest rate contracts (a)	$5,924		$(1,373)
Foreign currency contracts (b)	(2,210)

Total	$3,714		$(1,373)

Designated Hedges:
Interest rate contracts (a)	$20	$		$(15,833)	$(10,225)	$(23,244)	$(20,150)

Total	$20	$		$(15,833)	$(10,225)	$(23,244)	$(20,150)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	(Losses) recognized in income are included in operating expenses.
(c)	(Losses) reclassified from AOCI into income for effective and ineffective portions are included in interest expense.

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

Effective July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (ASC 820 10 65), which provides a framework for measuring fair value under GAAP. SFAS 157 (ASC 820 10 65) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 (ASC 820 10 65) requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 (ASC 820 10 65) also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value on a recurring basis:

	September 30, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets

Investment in money market fund (A)			$8,027	$8,027

Derivatives not designated as hedging instruments:

Interest rate caps (A)		$10,929		10,929
Interest rate swaps (C)			28,256	28,256

Total assets	$	$10,929	$36,283	$47,212

Liabilities

Derivatives designated as hedging instruments:

Interest rate swaps (C)			$119,756	$119,756

Derivatives not designated as hedging instruments:

Interest rate caps (A)		$11,177		11,177
Foreign currency contracts (A)		2,210		2,210

Total liabilities	$	$13,387	$119,756	$133,143

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Assets		Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund	Interest Rate Swap Agreements
Balance at July 1, 2009	$24,267	$8,027	$(131,885)
Total realized and unrealized gains
Included in earnings	5,387		20
Included in other comprehensive income			(15,833)
Purchases, issuances and settlements	(1,398)		27,942

Balance at September 30, 2009	$28,256	$8,027	$(119,756)

Derivatives

The fair values of our interest rate caps and foreign currency contracts are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

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

Investment in Money Market Fund

We have an $8.0 million investment in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has suspended redemptions and is in the process of liquidating its portfolio of investments. The asset is valued at the estimated net asset value of $0.97 per share as published by the Reserve Fund. Because redemptions of the fund have been suspended and are not readily convertible to cash, we reclassified this investment on our balance sheet from cash equivalents to other assets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $553.6 million as of September 30, 2009, and June 30, 2009. See guarantor consolidating financial statements in Note 15.

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

NOTE 10 – INCOME TAXES

We had unrecognized tax benefits of $36.1 million and $35.0 million at September 30, 2009 and June 30, 2009, respectively. The increase is due primarily to a change attributable to current year activity. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $20.4 million and $18.0 million at September 30, 2009, and June 30, 2009, respectively, which includes the federal benefit of state taxes.

At September 30, 2009, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.8 million to $13.4 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2009, accrued interest and penalties associated with uncertain tax positions were $10.3 million and $8.0 million, respectively. During the three months ended September 30, 2009, we accrued an additional $0.7 million in potential interest associated with uncertain tax positions.

We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings and recognize tax benefits and interest and penalties associated with uncertain tax positions as appropriate.

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. Our consolidated federal income tax returns for fiscal years 2007, 2008 and 2009 are under audit by the IRS. The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2008. The returns for those years are subject to an appeals proceeding, which we anticipate will be concluded by the end of calendar year 2009. We expect the outcome of the appeals proceeding will not result in a material change to our financial position or results of operations. Our federal income tax returns prior to fiscal year 2004 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Our tax returns are currently under examination for various state tax jurisdictions.

Our effective income tax rate was 44.3% and (1.5%) for the three months ended September 30, 2009 and 2008, respectively. The September 30, 2009 effective tax rate was negatively impacted primarily by state income tax rates and adjustments to state deferred tax assets and liabilities.

Tax Accounting Change

During the year ended June 30, 2009, we filed an application for a change of accounting method for tax purposes under Internal Revenue Code (“IRC”) Section 475. We believe that, as a result of our business activities, certain assets must be marked-to-market for income tax purposes. As a result of this change of accounting method, we received an income tax refund of approximately $198 million, of which $85 million was received subsequent to September 30, 2009.

NOTE 11 – RESTRUCTURING CHARGES

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the three months ended September 30, 2009, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Total
Balance at July 1, 2009	$863	$4,771	$5,634
Cash settlements	(671)	(2,113)	(2,784)
Non-cash settlements		2	2
Additions and adjustments	(79)	42	(37)

Balance at September 30, 2009	$113	$2,702	$2,815

NOTE 12 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2009	2008 (a) (Revised)
Net income (loss)	$25,761	$(5,274)

Basic weighted average shares	133,229,960	116,271,119
Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	2,853,500

Diluted weighted average shares	136,083,460	116,271,119

Earnings (loss) per share:
Basic	$0.19	$(0.05)

Diluted	$0.19	$(0.05)

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share, for the three months ended September 30, 2009, has been computed by dividing net income, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.8 million shares of common stock for the three months ended September 30, 2009, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for the three months ended September 30, 2009, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. Diluted loss per share for the three months ended September 30, 2008, has been computed by dividing net loss by weighted average shares outstanding assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2009	2008
Interest costs (none capitalized)	$127,482	$184,831
Income taxes	71	326

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In April 2009, the FASB issued FSP Financial Accounting Standard (“FAS”) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 APB 28-1”) (ASC 825 10 65-1), which requires interim disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. FSP FAS 107-1 APB 28-1 (ASC 825 10 65-1) excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			September 30, 2009		June 30, 2009
			Carrying Value	Estimated Fair Value	Carrying Value (f) (Revised)	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$462,106	$462,106	$193,287	$193,287
Finance receivables, net	(b	)	9,195,075	8,817,436	10,037,329	9,717,655
Restricted cash – securitization notes payable	(a	)	873,304	873,304	851,606	851,606
Restricted cash – credit facilities	(a	)	170,281	170,281	195,079	195,079
Restricted cash – other	(a	)	38,678	38,678	46,905	46,905
Interest rate swap agreements	(d	)	28,256	28,256	24,267	24,267
Interest rate cap agreements purchased	(d	)	10,929	10,929	15,858	15,858
Investment in money market fund	(d	)	8,027	8,027	8,027	8,027
Financial liabilities:
Credit facilities	(c	)	1,019,068	1,019,068	1,630,133	1,630,133
Securitization notes payable	(d	)	7,266,456	7,016,981	7,426,687	6,879,245
Senior notes	(d	)	91,620	87,955	91,620	85,207
Convertible senior notes	(d	)	397,763	387,601	392,514	328,396
Other notes payable	(e	)	481	481	600	600
Interest rate swap agreements	(d	)	119,756	119,756	131,885	131,885
Interest rate cap agreements sold	(d	)	11,177	11,177	16,644	16,644
Foreign currency contracts	(d	)	2,210	2,210

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, foreign currency contracts, investment in money market fund, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(e)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.
(f)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

NOTE 15 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are our wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior notes and convertible senior notes. We believe that the consolidating financial information for AmeriCredit Corp., the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

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

AmeriCredit Corp.

Consolidating Balance Sheet

September 30, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$457,391	$4,715		$462,106
Finance receivables, net		483,150	8,711,925		9,195,075
Restricted cash - securitization notes payable			873,304		873,304
Restricted cash - credit facilities			170,281		170,281
Property and equipment, net	$5,443	36,611			42,054
Leased vehicles, net		4,889	138,930		143,819
Deferred income taxes	102,586	247,132	(295,059)		54,659
Income tax receivable	48,797	35,590			84,387
Other assets	5,271	125,817	58,959		190,047
Due from affiliates	514,902		3,450,164	$(3,965,066)
Investment in affiliates	2,022,058	4,922,118	596,851	(7,541,027)

Total assets	$2,699,057	$6,312,698	$13,710,070	$(11,506,093)	$11,215,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$1,019,068		$1,019,068
Securitization notes payable			7,266,456		7,266,456
Senior notes	$91,620				91,620
Convertible senior notes	397,763				397,763
Accrued taxes and expenses	58,920	$42,044	52,761		153,725
Interest rate swap agreements			119,756		119,756
Other liabilities	481	16,590			17,071
Due to affiliates		3,965,066		$(3,965,066)

Total liabilities	548,784	4,023,700	8,458,041	(3,965,066)	9,065,459

Shareholders’ equity:
Common stock	1,351	158,845		(158,845)	1,351
Additional paid-in capital	293,005	75,878	2,495,205	(2,571,083)	293,005
Accumulated other comprehensive (loss) income	(11,940)	42,076	(57,789)	15,713	(11,940)
Retained earnings	1,904,220	2,012,199	2,814,613	(4,826,812)	1,904,220

	2,186,636	2,288,998	5,252,029	(7,541,027)	2,186,636
Treasury stock	(36,363)				(36,363)

Total shareholders’ equity	2,150,273	2,288,998	5,252,029	(7,541,027)	2,150,273

Total liabilities and shareholders’ equity	$2,699,057	$6,312,698	$13,710,070	$(11,506,093)	$11,215,732

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2009

(in thousands)

(Revised)

	AmeriCredit Corp. (a)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a)
ASSETS
Cash and cash equivalents		$186,564	$6,723		$193,287
Finance receivables, net		580,420	9,456,909		10,037,329
Restricted cash - securitization notes payable			851,606		851,606
Restricted cash - credit facilities			195,079		195,079
Property and equipment, net	$5,527	38,668			44,195
Leased vehicles, net		5,319	151,068		156,387
Deferred income taxes	97,657	243,803	(265,678)		75,782
Income tax receivable	162,036	35,543			197,579
Other assets	5,682	132,485	68,916		207,083
Due from affiliates	404,943		4,059,841	$(4,464,784)
Investment in affiliates	1,976,793	5,558,924	603,680	(8,139,397)

Total assets	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$1,630,133		$1,630,133
Securitization notes payable			7,426,687		7,426,687
Senior notes	$91,620				91,620
Convertible senior notes	392,514				392,514
Accrued taxes and expenses	60,596	$44,371	52,673		157,640
Interest rate swap agreements		525	131,360		131,885
Other liabilities	600	19,940			20,540
Due to affiliates		4,464,784		$(4,464,784)

Total liabilities	545,330	4,529,620	9,240,853	(4,464,784)	9,851,019

Shareholders’ equity:
Common stock	1,350	172,368		(172,368)	1,350
Additional paid-in capital	284,961	75,878	3,177,841	(3,253,719)	284,961
Accumulated other comprehensive (loss) income	(21,099)	26,009	(62,508)	36,499	(21,099)
Retained earnings	1,878,459	1,977,851	2,771,958	(4,749,809)	1,878,459

	2,143,671	2,252,106	5,887,291	(8,139,397)	2,143,671
Treasury stock	(36,363)				(36,363)

Total shareholders’ equity	2,107,308	2,252,106	5,887,291	(8,139,397)	2,107,308

Total liabilities and shareholders’ equity	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended September 30, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$19,324	$370,472		$389,796
Other income	$4,958	87,417	162,952	$(231,839)	23,488
Equity in income of affiliates	34,348	42,655		(77,003)

	39,306	149,396	533,424	(308,842)	413,284

Costs and expenses
Operating expenses	3,406	14,027	51,429		68,862
Depreciation expense - leased vehicles		349	9,761		10,110
Provision for loan losses		13,498	144,453		157,951
Interest expense	13,290	90,260	258,437	(231,839)	130,148
Restructuring charges, net		(37)			(37)

	16,696	118,097	464,080	(231,839)	367,034

Income before income taxes	22,610	31,299	69,344	(77,003)	46,250
Income tax (benefit) provision	(3,151)	(3,049)	26,689		20,489

Net income	$25,761	$34,348	$42,655	$(77,003)	$25,761

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended September 30, 2008

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp. (a)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a)
Revenue
Finance charge income		$17,704	$516,269		$533,973
Other income	$7,113	279,052	540,473	$(795,562)	31,076
Gain on retirement of debt	994				994
Equity in income of affiliates	10,834	62,981		(73,815)

	18,941	359,737	1,056,742	(869,377)	566,043

Costs and expenses
Operating expenses	6,244	14,632	63,379		84,255
Depreciation expense - leased vehicles		5,099	5,815		10,914
Provision for loan losses		55,447	219,418		274,865
Interest expense	27,306	302,635	666,275	(795,562)	200,654
Restructuring charges, net		551			551

	33,550	378,364	954,887	(795,562)	571,239

(Loss) income before income taxes	(14,609)	(18,627)	101,855	(73,815)	(5,196)
Income tax (benefit) provision	(9,335)	(29,461)	38,874		78

Net (loss) income	$(5,274)	$10,834	$62,981	$(73,815)	$(5,274)

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$25,761	$34,348	$42,655		$(77,003)	$25,761
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		500	3,026	19,298			22,824
Accretion and amortization of loan fees			(2,218)	4,593			2,375
Provision for loan losses			13,498	144,453			157,951
Deferred income taxes		(8,124)	(3,048)	26,689			15,517
Non-cash interest charges on convertible debt		5,249					5,249
Stock-based compensation expense		2,968					2,968
Amortization of warrant costs		1,968					1,968
Other			(2,284)	(4,533)			(6,817)
Equity in income of affiliates		(34,348)	(42,655)			77,003
Changes in assets and liabilities:
Income tax receivable		113,239	(32)				113,207
Other assets		1,159	(4,644)	4,790			1,305
Accrued taxes and expenses		(1,676)	(3,711)	(1,270)			(6,657)

Net cash provided (used) by operating activities		106,696	(7,720)	236,675			335,651

Cash flows from investing activities:
Purchases of receivables			(217,920)	(257,339)		257,339	(217,920)
Principal collections and recoveries on receivables			56,325	855,796			912,121
Net proceeds from sale of receivables			257,339			(257,339)
Purchases of property and equipment			(152)				(152)
Change in restricted cash - securitization notes payable				(21,698)			(21,698)
Change in restricted cash - credit facilities				24,798			24,798
Change in other assets			8,257	2,130			10,387
Net change in investment in affiliates		(6,196)	688,630	6,827		(689,261)

Net cash (used) provided by investing activities		(6,196)	792,479	610,514		(689,261)	707,536

Cash flows from financing activities:
Net change in credit facilities				(611,065)			(611,065)
Issuance of securitization notes payable				725,000			725,000
Payments on securitization notes payable				(885,950)			(885,950)
Debt issuance costs		1,517		(4,221)			(2,704)
Proceeds from issuance of common stock		1,136	(13,523)	(682,636)		696,159	1,136
Other net changes		(119)					(119)
Net change in due (to) from affiliates		(109,959)	(500,628)	609,675		912

Net cash (used) provided by financing activities		(107,425)	(514,151)	(849,197)		697,071	(773,702)

Net (decrease) increase in cash and cash equivalents		(6,925)	270,608	(2,008)		7,810	269,485
Effect of Canadian exchange rate changes on cash and cash equivalents		6,925	219			(7,810)	(666)
Cash and cash equivalents at beginning of period			186,564	6,723			193,287

Cash and cash equivalents at end of period	$		$457,391	$4,715	$		$462,106

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2008

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp. (a)		Guarantors	Non- Guarantors	Eliminations		Consolidated (a)
Cash flows from operating activities:
Net (loss) income		$(5,274)	$10,834	$62,981		$(73,815)	$(5,274)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization		1,100	13,240	11,545			25,885
Accretion and amortization of loan fees			(2,503)	9,498			6,995
Gain on retirement of debt		(994)					(994)
Provision for loan losses			55,447	219,418			274,865
Deferred income taxes		(13,166)	(11,373)	19,377			(5,162)
Non-cash interest charges on convertible debt		5,608					5,608
Stock-based compensation expense		3,894					3,894
Amortization of warrant costs		12,348					12,348
Other		(129)	3,807	(8)			3,670
Equity in income of affiliates		(10,834)	(62,981)			73,815
Changes in assets and liabilities:
Income tax receivable		1,065					1,065
Other assets		53	(2,431)	2,730			352
Accrued taxes and expenses		18,096	(4,562)	(6,574)			6,960

Net cash provided (used) by operating activities		11,767	(522)	318,967			330,212

Cash flows from investing activities:
Purchases of receivables			(586,647)	(222,243)		222,243	(586,647)
Principal collections and recoveries on receivables			63,185	1,150,259			1,213,444
Net proceeds from sale of receivables			222,243			(222,243)
Purchases of property and equipment			(855)				(855)
Investment in money market fund			(115,821)				(115,821)
Change in restricted cash - securitization notes payable				66,976			66,976
Change in restricted cash - credit facilities				68,735			68,735
Change in other assets			92,732	(74,885)			17,847
Net change in investment in affiliates		1,285	(266,390)	1,147		263,958

Net cash provided (used) by investing activities		1,285	(591,553)	989,989		263,958	663,679

Cash flows from financing activities:
Net change in credit facilities				67,013			67,013
Issuance of securitization notes payable
Payments on securitization notes payable				(1,130,862)			(1,130,862)
Retirement of convertible debt		(114,048)					(114,048)
Debt issuance costs		(21)	(1,969)	(1,376)			(3,366)
Proceeds from issuance of common stock		14		265,241		(265,241)	14
Other net changes		(2,982)					(2,982)
Net change in due from (to) affiliates		105,270	385,039	(489,465)		(844)

Net cash (used) provided by financing activities		(11,767)	383,070	(1,289,449)		(266,085)	(1,184,231)

Net increase (decrease) in cash and cash equivalents		1,285	(209,005)	19,507		(2,127)	(190,340)
Effect of Canadian exchange rate changes on cash and cash equivalents		(1,285)	(258)	15		2,127	599
Cash and cash equivalents at beginning of period			361,352	72,141			433,493

Cash and cash equivalents at end of period	$		$152,089	$91,663	$		$243,752

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through wholly-owned subsidiaries, we periodically transferred receivables to securitization trusts (“Trusts”) that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts, as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 as compared to Three Months Ended September 30, 2008

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Balance at beginning of period	$10,927,969	$14,981,412
Loans purchased	229,073	579,290
Liquidations and other	(1,136,009)	(1,497,857)

Balance at end of period	$10,021,033	$14,062,845

Average finance receivables	$10,482,453	$14,544,922

The decrease in loans purchased during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to the implementation of revised operating plans which included reduced loan origination targets. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size decreased to $16,331 for the three months ended September 30, 2009, from $17,773 for the three months ended September 30, 2008. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2009, increased to 19.1% from 16.6% during the three months ended September 30, 2008.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008 (a) (Revised)
Finance charge income	$389,796	$533,973
Other income	23,488	31,076
Interest expense	(130,148)	(200,654)

Net margin	$283,136	$364,395

(a)	Revised for the Financial Accounting Standards Board (“FASB”) issuance of Financial Accounting Standards Staff Position (“FSP”), Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (Accounting Standards Codification “ASC” 470 20 65-1). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended September 30,
	2009	2008 (a) (Revised)
Finance charge income	14.7%	14.5%
Other income	0.9	0.9
Interest expense	(4.9)	(5.5)

Net margin as a percentage of average finance receivables	10.7%	9.9%

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

The increase in net margin as a percentage of average finance receivables for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was mainly a result of a decrease in interest expense due to a lower amount of average debt outstanding compared to average finance receivables and lower base borrowing rates associated with advances under our credit facilities.

Revenue:

Finance charge income decreased by 27.0% to $389.8 million for the three months ended September 30, 2009, from $534.0 million for the three months ended September 30, 2008, primarily due to the 27.9% decrease in average finance receivables. The effective yield on our finance receivables increased to 14.7% for the three months ended September 30, 2009, from 14.5% for the three months ended September 30, 2008. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2009	2008
Investment income	$984	$4,926
Leasing income	11,458	11,945
Late fees and other income	11,046	14,205

	$23,488	$31,076

Investment income decreased as a result of lower invested cash balances and lower investment rates.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 18.3% to $68.9 million for the three months ended September 30, 2009, from $84.3 million for the three months ended September 30, 2008, as a result of reduced loan origination levels and lower average finance receivables. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 70.1% and 70.9% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.6% for the three months ended September 30, 2009 as compared to 2.3% for the three months ended September 30, 2008.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2009 and 2008, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $158.0 million for the three months ended September 30, 2009, from $274.9 million for the three months ended September 30, 2008, as a result of reduced loan origination levels and a moderation in the rate of credit deterioration during the three months ended September 30, 2009. As an annualized percentage of average finance receivables, the provision for loan losses was 6.0% and 7.5% for the three months ended September 30, 2009 and 2008, respectively.

Interest Expense

Interest expense decreased to $130.1 million for the three months ended September 30, 2009, from $200.7 million for the three months ended September 30, 2008. Interest expense reflects the adoption of FSP APB 14-1 (ASC 470 20 65-1), which was applied retrospectively. We have separately accounted for the liability and equity components of our convertible senior notes retrospectively, which results in recognizing interest expense based on a borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Average debt outstanding was $9.2 billion and $13.5 billion for the three months ended September 30, 2009 and 2008, respectively. Our effective rate of interest on our debt decreased to 5.6% for the three months ended September 30, 2009, compared to 5.9% for the three months ended September 30, 2008, due to lower base borrowing rates associated with the advances under our credit facilities.

Taxes

Our effective income tax rate was 44.3% and (1.5%) for the three months ended September 30, 2009 and 2008, respectively. The September 30, 2009 effective tax rate was negatively impacted primarily by state income tax rates and adjustments to state deferred tax assets and liabilities.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,
	2009	2008
Unrealized gains on cash flow hedges	$7,411	$9,925
Canadian currency translation adjustment	6,924	(1,285)
Income tax provision	(5,176)	(3,279)

	$9,159	$5,361

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2009	2008
Unrealized losses related to changes in fair value	$(15,833)	$(10,225)
Reclassification of net unrealized losses into earnings	23,244	20,150

	$7,411	$9,925

Unrealized gains related to changes in fair value for the three months ended September 30, 2009 and 2008, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $6.9 million and losses of $1.3 million for the three months ended September 30, 2009 and 2008, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2009 and 2008.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2009	June 30, 2009
Principal amount of receivables, net of fees	$10,021,033	$10,927,969

Nonaccretable acquisition fees	(9,264)	(12,100)
Allowance for loan losses	(816,694)	(878,540)

Receivables, net	$9,195,075	$10,037,329

Number of outstanding contracts	849,465	895,708

Average carrying amount of outstanding contract (in dollars)	$11,797	$12,200

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	8.2%	8.2%

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2009		September 30, 2008
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$763,797	7.6%	$1,047,718	7.4%
Greater-than-60 days	382,164	3.8	505,033	3.6

	1,145,961	11.4	1,552,751	11.0
In repossession	64,876	0.7	74,325	0.5

	$1,210,837	12.1%	$1,627,076	11.5%

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

Delinquencies in finance receivables, as a percentage, were higher at September 30, 2009, as compared to September 30, 2008, as a result of an increase in the average age or seasoning of the portfolio.

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% of accounts historically comprising the portfolio receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 7.9% and 7.3% for the three months ended September 30, 2009 and 2008, respectively. Contracts receiving a payment deferral increased as weaker economic conditions resulted in more eligible consumers requesting and being granted deferments.

The following is a summary of deferrals as a percentage of receivables outstanding:

	September 30, 2009	June 30, 2009
Never deferred	65.6%	66.9%

Deferred:
1-2 times	26.2	26.0
3-4 times	8.1	7.0
Greater than 4 times	0.1	0.1

Total deferred	34.4	33.1

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Repossession charge-offs	$367,346	$363,529
Less: Recoveries	(156,929)	(151,323)
Mandatory charge-offs (a)	12,216	53,653

Net charge-offs	$222,633	$265,859

Net charge-offs as an annualized percentage of average receivables:	8.4%	7.3%

Recoveries as a percentage of gross repossession charge-offs:	42.7%	41.6%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The increase in net charge-offs as an annualized percentage of average finance receivables for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was a result of an increase in the average age or seasoning of the portfolio and weaker economic conditions.

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

We used cash of $217.9 million and $586.6 million for the purchase of finance receivables during the three months ended September 30, 2009 and 2008, respectively. These purchases were funded initially utilizing cash and credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables in securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of September 30, 2009, credit facilities consisted of the following (in millions):

Facility Type	Maturity (a)	Facility Amount	Advances Outstanding
Master warehouse facility (b)	March 2010	$1,000.0
Medium term note facility (c)	October 2009	750.0	$750.0
Prime/Near prime facility (d)			218.2
Lease warehouse facility (e)			50.9

		$1,750.0	$1,019.1

(a)	Because the facilities are non-recourse to us, the outstanding debt balance at maturity will generally be repaid over time based on the amortization of receivables pledged.
(b)	The revolving period under this facility ends March 2010 and any outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when any remaining amount will be due and payable.
(c)	The revolving period under this facility ended subsequent to September 30, 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount will be due and payable.
(d)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged. On October 30, 2009, we priced a $227.5 million securitization transaction, AmeriCredit Prime Automobile Receivables Trust (“APART”) 2009-1, and we anticipate using the proceeds from this securitization to repay borrowings and retire this facility.
(e)	Subsequent to September 30, 2009, the facility was repaid in full.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2009, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 66 securitization transactions through September 30, 2009, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2009
2004-D-F	November 2004	$750.0	$36.3
2005-A-X	February 2005	900.0	$56.6
2005-1	April 2005	750.0	$45.9
2005-B-M	June 2005	1,350.0	$132.6
2005-C-F	August 2005	1,100.0	$135.2
2005-D-A	November 2005	1,400.0	$210.7
2006-1	March 2006	945.0	$141.1
2006-R-M	May 2006	1,200.0	$399.7
2006-A-F	July 2006	1,350.0	$327.8
2006-B-G	September 2006	1,200.0	$344.9
2007-A-X	January 2007	1,200.0	$402.8
2007-B-F	April 2007	1,500.0	$588.2
2007-1 (APART)	May 2007	1,000.0	$386.0
2007-C-M	July 2007	1,500.0	$675.0
2007-D-F	September 2007	1,000.0	$488.4
2007-2-M (APART)	October 2007	1,000.0	$484.9
2008-A-F	May 2008	750.0	$474.9
2008-1	October 2008	500.0	$346.6
2008-2	November 2008	500.0	$357.5
2009-1	July 2009	725.0	$666.1
BV2005-LJ-1	February 2005	232.1	$22.3
BV2005-LJ-2 (a)	July 2005	185.6	$20.9
BV2005-3	December 2005	220.1	$37.3
LB2004-C	December 2004	350.0	$17.6
LB2005-A	June 2005	350.0	$33.8
LB2005-B	October 2005	350.0	$44.2
LB2006-A	May 2006	450.0	$84.4
LB2006-B	September 2006	500.0	$130.4
LB2007-A	March 2007	486.0	$174.3

Total active securitizations		$23,743.8	$7,266.4

(a)	Balance at September 30, 2009 does not include $1.7 million of debt repurchased and retained by us.

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

The second type of securitization structure we use and the structure we anticipate utilizing for the foreseeable future, involves the sale of subordinated asset-backed securities in order to provide credit enhancement for the senior asset-backed securities. In July 2009, we entered into a senior subordinated securitization, AmeriCredit Automobile Receivables Trust (“AMCAR”) 2009-1, that has initial cash deposit and overcollateralization requirements of 28.1%. This level of credit enhancement requires significantly greater use of our capital than in historical securitization transactions we have completed in the past. Increases or decreases to the credit enhancement level required in future securitization transactions will depend, in part, on the net interest margin of the finance receivables transferred, the collateral characteristics of the finance receivables transferred, credit performance trends of our finance receivables, our financial condition and the economic environment.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. Currently, the facilities are fully utilized. In September 2009, the facilities were renewed for an additional one year term. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off.

Certain cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2009	2008
Initial credit enhancement deposits:
Restricted cash	$19.6
Overcollateralization	256.1
Distributions from Trusts	74.6	$170.9

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

As of September 30, 2009, we have exceeded the cumulative default ratio and cumulative net loss ratio targets in the AMCAR 2007-C-M and AMCAR 2007-D-F securitizations. In addition, three LBAC securitizations (LB2004-C, LB2005-A and LB2005-B) had delinquency ratios in excess of their targeted levels at September 30, 2009. Excess cash flows from these Trusts are being used to build higher credit enhancement in each respective Trust instead of being distributed to us.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and we currently believe it is unlikely that an event of default would be declared and our servicing rights terminated if we were to exceed these higher targeted ratios, there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2009, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

Contractual Obligations

As of September 30, 2009, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $55.1 million. Due to uncertainty regarding the timing of future cash flows associated with those liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Adoption of New Accounting Standards

As of July 1, 2009, we adopted FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 (ASC 470 20 65-1) specifies that when issuers of convertible debt instruments that may be settled in cash upon conversion recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. FSP APB 14-1 (ASC 470 20 65-1) is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The transition provision requires that entities retrospectively apply FSP APB 14-1 (ASC 470 20 65-1) for all periods presented. Our convertible senior notes due in September 2011 and September 2013 are affected by the adoption of this FSP. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

Recent Accounting Pronouncements and Accounting Changes

On August 28, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820. ASC 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use (a) the quoted price of the identical liability when traded as an asset; (b) a quoted price for similar liabilities when traded as assets; (c) or another valuation technique that is consistent with the principles of ASC 820 such as a present value technique. The ASU is effective for the first interim or annual reporting period beginning after the ASU’s issuance. Management has evaluated the impact of the update and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (the “Commission”) including our Annual Report on Form 10-K for the year ended June 30, 2009. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 27, 2009.

The following proposals were adopted by the margins indicated:

1.	Election of four directors to terms of office expiring at the Annual Meeting of Shareholders in 2012, or until their successors are elected and qualified.

Nominee for Terms Expiring in 2012	For	Withheld
Daniel E. Berce	124,492,714	884,662
Bruce R. Berkowitz	124,690,520	686,855
James H. Greer	124,387,081	990,265
Ian M. Cumming	123,414,876	1,962,499

The directors who are continuing to hold office are A.R. Dike, Douglas K. Higgins, Kenneth H. Jones, Jr., Clifton H. Morris, Jr., John R. Clay, and Justin R. Wheeler

2.	Proposal to adopt the Amended and Restated Senior Executive Bonus Plan.

For	Against	Withheld
112,207,591	827,742	706,625

3.	Proposal to approve the ratification of the appointment by the Audit Committee of Deloitte and Touche LLP as the independent registered public accounting firm for the fiscal year ending June 30, 2010.

For	Against	Withheld
124,941,215	397,878	38,282

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: November 6, 2009	By:	/s/ Chris A. Choate
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer