Form 10-Q
period 2009-12-31
AMERICREDIT CORP
filed 2010-02-05
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

There were 133,874,468 shares of common stock, $0.01 par value outstanding as of January 31, 2010.

AMERICREDIT CORP.

Part I.    FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	December 31, 2009	June 30, 2009 (a) (Revised)
Assets
Cash and cash equivalents	$319,644	$193,287
Finance receivables, net	8,587,917	10,037,329
Restricted cash – securitization notes payable	850,212	851,606
Restricted cash – credit facilities	128,199	195,079
Property and equipment, net	40,270	44,195
Leased vehicles, net	131,326	156,387
Deferred income taxes	19,186	75,782
Income tax receivable	31,580	197,579
Other assets	181,170	207,083

Total assets	$10,289,504	$11,958,327

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$709,927	$1,630,133
Securitization notes payable	6,590,644	7,426,687
Senior notes	91,620	91,620
Convertible senior notes	403,105	392,514
Accrued taxes and expenses	159,874	157,640
Interest rate swap agreements	98,513	131,885
Other liabilities	17,429	20,540

Total liabilities	8,071,112	9,851,019

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 350,000,000 shares authorized; 135,664,434 and 134,977,812 shares issued	1,357	1,350
Additional paid-in capital	303,361	284,961
Accumulated other comprehensive loss	(210)	(21,099)
Retained earnings	1,950,249	1,878,459

	2,254,757	2,143,671

Treasury stock, at cost (1,806,706 and 1,806,446 shares)	(36,365)	(36,363)

Total shareholders’ equity	2,218,392	2,107,308

Total liabilities and shareholders’ equity	$10,289,504	$11,958,327

(a)	Revised for the Financial Accounting Standards Board (“FASB”) issuance of FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (Accounting Standards Codification “ASC” 470 20 65-1). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008 (a) (Revised)	2009	2008 (a) (Revised)
Revenue
Finance charge income	$363,100	$497,560	$752,896	$1,031,533
Other income	23,655	30,626	47,143	61,702
Gain on retirement of debt		30,411		31,405

	386,755	558,597	800,039	1,124,640

Costs and expenses
Operating expenses	76,410	84,344	145,272	168,599
Leased vehicles expenses	10,221	12,157	20,331	23,071
Provision for loan losses	106,198	288,022	264,149	562,887
Interest expense	121,760	224,775	251,908	425,429
Restructuring charges, net	(49)	2,104	(86)	2,655

	314,540	611,402	681,574	1,182,641

Income (loss) before income taxes	72,215	(52,805)	118,465	(58,001)

Income tax provision (benefit)	26,186	(17,803)	46,675	(17,725)

Net income (loss)	46,029	(35,002)	71,790	(40,276)

Other comprehensive income (loss)
Unrealized gains (losses) on cash flow hedges	17,087	(61,619)	24,498	(51,694)
Foreign currency translation adjustment	1,344	(4,635)	8,268	(5,920)
Income tax (provision) benefit	(6,701)	25,169	(11,877)	21,890

Other comprehensive income (loss)	11,730	(41,085)	20,889	(35,724)

Comprehensive income (loss)	$57,759	$(76,087)	$92,679	$(76,000)

Earnings (loss) per share
Basic	$0.34	$(0.29)	$0.54	$(0.34)

Diluted	$0.33	$(0.29)	$0.52	$(0.34)

Weighted average shares
Basic	133,492,069	120,106,666	133,361,014	118,189,273

Diluted	137,630,694	120,106,666	136,857,076	118,189,273

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Six Months Ended December 31,
	2009	2008 (a) (Revised)
Cash flows from operating activities
Net income (loss)	$71,790	$(40,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,646	57,794
Accretion and amortization of loan fees	4,012	12,024
Provision for loan losses	264,149	562,887
Deferred income taxes	44,577	37,922
Non-cash interest charges on convertible debt	10,591	11,617
Stock-based compensation expense	6,906	7,547
Amortization of warrant costs	1,968	40,934
Gain on retirement of debt		(32,160)
Other	(8,292)	6,547
Changes in assets and liabilities:
Income tax receivable	166,017	(50,087)
Other assets	3,201	(10,218)
Accrued taxes and expenses	(3,574)	(8,049)

Net cash provided by operating activities	604,991	596,482

Cash flows from investing activities:
Purchases of receivables	(585,658)	(913,555)
Principal collections and recoveries on receivables	1,780,616	2,237,921
Purchases of property and equipment	(671)	(974)
Investment in money market fund		(115,821)
Proceeds from money market fund	2,263	91,422
Change in restricted cash – securitization notes payable	1,394	98,936
Change in restricted cash – credit facilities	66,880	94,216
Change in other assets	13,852	(6,643)

Net cash provided by investing activities	1,278,676	1,485,502

Cash flows from financing activities:
Net change in credit facilities	(920,206)	(967,429)
Issuance of securitization notes payable	952,493	1,000,000
Payments on securitization notes payable	(1,790,628)	(2,158,040)
Retirement of convertible senior notes		(214,473)
Debt issuance costs	(4,857)	(9,282)
Proceeds from issuance of common stock	6,779	1,267
Other net changes	(239)	(3,094)

Net cash used by financing activities	(1,756,658)	(2,351,051)

Net increase (decrease) in cash and cash equivalents	127,009	(269,067)
Effect of Canadian exchange rate changes on cash and cash equivalents	(652)	2,264
Cash and cash equivalents at beginning of period	193,287	433,493

Cash and cash equivalents at end of period	$319,644	$166,690

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

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

The consolidated financial statements as of December 31, 2009, and for the three and six months ended December 31, 2009 and 2008, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Current Report on Form 8-K filed on November 16, 2009, which reflect the revision of prior-period annual financial information as discussed below for the adoption of FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).

Subsequent Events

On January 22, 2010, we entered into an agreement with Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance, Inc. to increase the levels of additional specified targeted portfolio performance ratios in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2007-D-F, AMCAR 2008-A-F, Long Beach Acceptance Corporation (“LB”) 2006-B and LB2007-A securitizations. As part of this agreement, we deposited $38.0 million in the AMCAR 2007-D-F securitization restricted cash account and $57.0 million in the AMCAR 2008-A-F securitization restricted cash account. This cash is expected to be distributed to us over time as the securitization notes payable pay down.

On February 4, 2010, we priced a $600 million senior subordinated securitization transaction, AMCAR 2010-1, that has initial cash deposit and overcollateralization requirements of 15.0% and a weighted average all-in cost of 3.7%. The transaction is expected to close on February 12, 2010.

We evaluated subsequent events through the date the accompanying financial statements were issued, which was February 5, 2010.

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

The following table presents consolidated statements of operations and comprehensive operations data for the three and six months ended December 31, 2009, excluding the impact of the adoption of FSP APB 14-1 (ASC 470 20 65-1) and as reported (dollars in thousands, except per share data):

	Three Months Ended December 31, 2009		Six Months Ended December 31, 2009
	Excluding impact of FSP APB 14-1	As Reported	Excluding impact of FSP APB 14-1	As Reported

Interest expense	$116,291	$121,760	$241,317	$251,908
Income before income taxes	77,684	72,215	129,056	118,465
Income tax provision	28,090	26,186	50,848	46,675
Net income	49,594	46,029	78,208	71,790
Earnings per share:
Basic	$0.37	$0.34	$0.59	$0.54
Diluted	$0.36	$0.33	$0.57	$0.52

The following table presents consolidated statements of operations and comprehensive operations data for the three and six months ended December 31, 2008, as reported and as revised for the retrospective adoption of FSP APB 14-1 (ASC 470 20 65-1) (dollars in thousands, except per share data):

	Three Months Ended December 31, 2008		Six Months Ended December 31, 2008
	As Reported	As Revised	As Reported	As Revised

Gain on retirement of debt	$37,873	$30,411	$38,867	$31,405
Interest expense	219,063	224,775	414,109	425,429
Loss before income taxes	(39,631)	(52,805)	(39,219)	(58,001)
Income tax benefit	(14,075)	(17,803)	(12,001)	(17,725)
Net loss	(25,556)	(35,002)	(27,218)	(40,276)
Loss per share:
Basic	$(0.21)	$(0.29)	$(0.23)	$(0.34)
Diluted	$(0.21)	$(0.29)	$(0.23)	$(0.34)

Recent Accounting Pronouncements and Accounting Changes

On August 28, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities. The fair value of a financial instrument is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. This accounting update states that in the absence of a market for the liability a company can use (a) the quoted price of the identical liability when traded as an asset; (b) a quoted price for similar liabilities when traded as assets; (c) or another valuation technique that is consistently applied such as a present value technique. This ASU became effective during the three months ended December 31, 2009 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 21, 2010, the FASB issued ASU 2010-06 to add new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU is effective for the first operating period beginning after December 15, 2009. Management has evaluated the impact of the update and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	December 31, 2009	June 30, 2009
Finance receivables unsecuritized, net of fees	$1,588,900	$2,534,158
Finance receivables securitized, net of fees	7,716,076	8,393,811
Less nonaccretable acquisition fees	(6,277)	(12,100)
Less allowance for loan losses	(710,782)	(878,540)

	$8,587,917	$10,037,329

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $776.5 million and $2,037.6 million pledged under our credit facilities as of December 31, 2009, and June 30, 2009, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $647.1 million and $667.3 million of delinquent finance receivables as of December 31, 2009, and June 30, 2009, respectively.

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

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Balance at beginning of period	$9,264	$33,469	$12,100	$42,802
Net charge-offs	(2,987)	(5,110)	(5,823)	(14,443)

Balance at end of period	$6,277	$28,359	$6,277	$28,359

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Balance at beginning of period	$816,694	$926,650	$878,540	$908,311
Provision for loan losses	106,198	288,022	264,149	562,887
Net charge-offs	(212,110)	(320,055)	(431,907)	(576,581)

Balance at end of period	$710,782	$894,617	$710,782	$894,617

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Receivables securitized	$294,490	$1,289,082	$1,275,546	$1,289,082
Net proceeds from securitization	227,493	1,000,000	952,493	1,000,000
Servicing fees (a)	49,024	61,737	102,131	124,785
Distributions	55,011	113,436	129,635	284,312

(a)	Servicing fees earned on securitizations are included in finance charge income on the consolidated statements of operations.

As of December 31, 2009 and June 30, 2009, respectively, we were servicing $7.7 billion and $8.4 billion of finance receivables that have been transferred or sold to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	December 31, 2009	June 30, 2009
Medium term note facility	$709,927	$750,000
Master warehouse facility		569,756
Prime/Near prime facility		250,377
Lease warehouse facility		60,000

	$709,927	$1,630,133

Further detail regarding terms and availability of the credit facilities as of December 31, 2009, follows (in thousands):

Facility Type	Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (a)
Master warehouse facility (b)	March 2010	$1,000,000			$5,000
Medium term note facility (c)		750,000	$709,927	$776,450	96,930

		$1,750,000	$709,927	$776,450	$101,930

(a)	These amounts do not include cash collected on finance receivables pledged of $26.3 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.
(b)	The revolving period under this facility ends in March 2010 and any outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when any remaining amount outstanding will be due and payable.
(c)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements, and/or remove us as servicer. As of December 31, 2009, we were in compliance with all covenants in our credit facilities.

The lease warehouse facility and the prime/near prime facility were repaid in full in October and November 2009, respectively.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $4.8 million and $16.1 million as of December 31, 2009 and June 30, 2009, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $15.5 million and $13.9 million as of December 31, 2009 and June 30, 2009, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of December 31, 2009, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2004-D-F	July 2011	$750,000	3.1%	$28,682	$26,579
2005-A-X	October 2011	900,000	3.7%	47,133	43,248
2005-1	May 2011	750,000	4.5%	49,062	36,115
2005-B-M	May 2012	1,350,000	4.1%	120,429	106,773
2005-C-F	June 2012	1,100,000	4.5%	124,582	111,890
2005-D-A	November 2012	1,400,000	4.9%	197,462	177,713
2006-1	May 2013	945,000	5.3%	155,906	120,746
2006-R-M	January 2014	1,200,000	5.4%	387,470	348,183
2006-A-F	September 2013	1,350,000	5.6%	317,439	286,204
2006-B-G	September 2013	1,200,000	5.2%	333,677	303,360
2007-A-X	October 2013	1,200,000	5.2%	393,180	358,845
2007-B-F	December 2013	1,500,000	5.2%	577,188	526,429
2007-1 (APART)	March 2016	1,000,000	5.4%	342,412	343,898
2007-C-M	April 2014	1,500,000	5.5%	664,535	607,478
2007-D-F	June 2014	1,000,000	5.5%	478,764	438,009
2007-2-M (APART)	March 2016	1,000,000	5.3%	459,828	436,578
2008-A-F	October 2014	750,000	6.0%	536,343	428,874
2008-1	January 2015	500,000	8.7%	440,242	305,125
2008-2	April 2015	500,000	10.5%	466,134	316,085
2009-1	January 2016	725,000	7.5%	833,209	573,808
2009-1 (APART)	July 2017	227,493	2.7%	281,978	215,929
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	17,450	18,357
BV2005-LJ-2 (a)(c)	February 2014	185,596	4.6%	18,273	17,688
BV2005-3 (a)	June 2014	220,107	5.1%	30,539	31,833
LB2004-C (a)	July 2011	350,000	3.5%	14,344	12,548
LB2005-A (a)	April 2012	350,000	4.1%	25,859	27,204
LB2005-B (a)	June 2012	350,000	4.4%	38,367	36,234
LB2006-A (a)	May 2013	450,000	5.4%	77,356	72,701
LB2006-B (a)	September 2013	500,000	5.2%	110,288	115,847
LB2007-A	January 2014	486,000	5.0%	147,945	146,363

		$23,971,296		$7,716,076	$6,590,644

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
(c)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us as of December 31, 2009.

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating additional overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are typically released to us as distributions from Trusts. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also typically released to us as distributions from Trusts.

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

As of December 31, 2009, we have exceeded certain portfolio performance ratios in several AMCAR and LB securitizations. Excess cash flows from these Trusts have been or are being used to build higher enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

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

NOTE 6 – SENIOR NOTES AND CONVERTIBLE SENIOR NOTES

Senior notes and convertible senior notes consist of the following (in thousands):

	December 31, 2009	June 30, 2009 (Revised)
8.5% Senior Notes (due July 2015)	$91,620	$91,620

0.75% Convertible Senior Notes (due in September 2011)	247,000	247,000
Debt discount on 0.75% Convertible Senior Notes (due in September 2011)	(24,482)	(31,088)
2.125% Convertible Senior Notes (due in September 2013)	215,017	215,017
Debt discount on 2.125% Convertible Senior Notes (due in September 2013)	(34,430)	(38,415)

	$403,105	$392,514

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

As a result of adopting FSP APB 14-1 (ASC 470 20 65-1) on July 1, 2009, as discussed in Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” to the consolidated financial statements, we have separately accounted for the liability and equity components of our convertible senior notes due in September 2011 and 2013, retrospectively, based on our determination that our borrowing rate at the time of issuance for unsecured senior debt without an equity conversion feature was approximately 7%. At issuance, the liability and equity components were $404.3 million and $145.7 million, respectively. The debt discount is being amortized to interest expense over the expected term of the notes based on the effective interest method. Debt issuance costs of approximately $3.5 million directly related to the issuance of the convertible senior notes due in September 2011 and 2013 have been allocated to the equity component in proportion to the allocation of proceeds.

Interest expense related to the convertible senior notes consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Contractual interest	$1,605	$1,920	$3,210	$3,897
Discount amortization	5,342	6,009	10,591	11,617

Total interest expense related to convertible senior notes	$6,947	$7,929	$13,801	$15,514

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $1.3 million and $1.4 million related to the senior notes and $3.5 million and $4.2 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of December 31, 2009 and June 30, 2009, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	December 31, 2009		June 30, 2009
	Notional	Fair Value	Notional	Fair Value
Assets

Interest rate swaps (a)	$2,208,342	$26,637	$2,592,548	$24,267
Interest rate caps (a)	847,457	10,796	1,914,886	15,858

Total assets	$3,055,799	$37,433	$4,507,434	$40,125

Liabilities

Interest rate swaps	$2,208,342	$98,513	$2,592,548	$131,885
Interest rate caps (b)	739,999	11,155	1,721,044	16,644
Foreign currency contracts (b)(c)	70,445	2,804

Total liabilities	$3,018,786	$112,472	$4,313,592	$148,529

(a)	Included in other assets on the consolidated balance sheet.
(b)	Included in other liabilities on the consolidated balance sheet.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the quarter end rate.

Interest rate swap agreements designated as hedges had unrealized losses of approximately $46.9 million, net of tax, and $62.5 million, net of tax, included in accumulated other comprehensive loss as of December 31, 2009, and June 30, 2009, respectively. The ineffectiveness related to the interest rate swap agreements was immaterial for the three and six months ended December 31, 2009 and $1.7 million for the three and six month periods ended December 31, 2008. We estimate approximately $61.3 million of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in a $0.6 million and $6.0 million gain included in interest expense on the consolidated statements of operations for the three and six months ended December 31, 2009, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31, 2009, and June 30, 2009, these restricted cash accounts totaled $36.4 million and $45.7 million, respectively, and are included in other assets on the consolidated balance sheets.

In July 2009, we entered into a series of foreign currency contracts in order to hedge our Canadian denominated cash flows as we convert them to U.S. dollars over time.

The following table presents information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations for the three and six month periods ended December 31, 2009 (in thousands):

	Income (Losses) Recognized In Income		(Losses) Recognized in Accumulated Other Comprehensive Loss		(Losses) Reclassified From Accumulated Other Comprehensive Loss into Income (c)
	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
	December 31, 2009		December 31, 2009		December 31, 2009
Non-Designated Hedges:
Interest rate contracts (a)	$527	$6,451
Foreign currency contracts (b)	(594)	(2,804)

Total	$(67)	$3,647

Designated Hedges:
Interest rate contracts (a)	$150	$170	$(4,303)	$(20,136)	$(21,390)	$(44,634)

Total	$150	$170	$(4,303)	$(20,136)	$(21,390)	$(44,634)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	(Losses) recognized in income are included in operating expenses.
(c)	(Losses) reclassified from accumulated other comprehensive loss into income for effective and ineffective portions are included in interest expense.

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

ASC 820 provides a framework for measuring fair value under GAAP. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value on a recurring basis:

	December 31, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Investment in money market fund (A)			$5,764	$5,764
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$10,796		10,796
Interest rate swaps (C)			26,637	26,637

Total assets	$	$10,796	$32,401	$43,197

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (C)			$98,513	$98,513
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$11,155		11,155
Foreign currency contracts (A)		2,804		2,804

Total liabilities	$	$13,959	$98,513	$112,472

	June 30, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Investment in money market fund (A)			$8,027	$8,027
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$15,858		15,858
Interest rate swaps (C)			24,267	24,267

Total assets	$	$15,858	$32,294	$48,152

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (C)			$131,885	$131,885
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$16,644		16,644

Total liabilities	$	$16,644	$131,885	$148,529

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2009 (in thousands):

	Assets		Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund	Interest Rate Swap Agreements

Balance at July 1, 2009	$24,267	$8,027	$(131,885)
Total realized and unrealized gains
Included in earnings	6,025		170
Included in other comprehensive income			(20,136)
Purchases, issuances and settlements	(3,655)	(2,263)	53,338

Balance at December 31, 2009	$26,637	$5,764	$(98,513)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2008 (in thousands):

	Assets		Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund	Interest Rate Swap Agreements

Balance at July 1, 2008	$3,572		$(76,269)
Transfers into Level 3		$115,821
Total realized and unrealized gains
Included in earnings	22,271	(3,475)	(35,832)
Included in other comprehensive income			(85,497)
Purchases, issuances and settlements	(401)	(91,422)	34,663

Balance at December 31, 2008	$25,442	$20,924	$(162,935)

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

Investment in Money Market Fund

We have a $5.8 million investment in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has suspended redemptions and is in the process of liquidating its portfolio of investments. The asset is valued at the estimated net asset value of $0.97 per share as published by the Reserve Fund. Because redemptions of the fund have been suspended and are not readily convertible to cash, we reclassified this investment on our balance sheet from cash equivalents to other assets. Subsequent to December 31, 2009, we received a $7.8 million distribution from the Reserve Fund.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $553.6 million as of December 31, 2009, and June 30, 2009. See guarantor consolidating financial statements in Note 15.

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

NOTE 10 – INCOME TAXES

We had unrecognized tax benefits of $33.0 million and $35.0 million at December 31, 2009 and June 30, 2009, respectively. The decrease is due primarily to the resolution of state income tax positions. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $19.2 million and $18.0 million at December 31, 2009, and June 30, 2009, respectively, which includes the federal benefit of state taxes.

At December 31, 2009, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $7.1 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2009, accrued interest and penalties associated with uncertain tax positions were $10.3 million and $8.0 million, respectively. During the six months ended December 31, 2009, we accrued an additional $0.2 million in potential interest and released $0.5 million in potential penalties associated with uncertain tax positions.

We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings and recognize tax benefits and interest and penalties associated with uncertain tax positions as appropriate.

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. Our consolidated federal income tax returns for fiscal years 2007, 2008 and 2009 are under audit by the IRS. The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2008. The returns for those years were subject to an appeals proceeding, which was concluded favorably to us in December 2009. The outcome of the appeals proceeding did not result in a material change to our financial position or results of operations. Our federal income tax returns prior to fiscal year 2004 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our tax returns are currently under examination in various state tax jurisdictions.

Our effective income tax rate was 36.3% and 39.4% for the three and six months ended December 31, 2009 and 33.7% and 30.6% for the three and six months ended December 31, 2008. The effective tax rate for the three and six months ended December 2009 was higher than the same periods in 2008 primarily due to higher state income tax rates and adjustments to state deferred tax assets and liabilities.

Tax Accounting Change

During the year ended June 30, 2009, we filed an application for a change of accounting method for tax purposes under Internal Revenue Code (“IRC”) Section 475. We believe that, as a result of our business activities, certain assets must be marked-to-market for income tax purposes. As a result of this change of accounting method, we received an income tax refund of approximately $198 million.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law which provides an election to carryback a loss to the third, fourth or fifth year that precedes the year of loss. Because of this change in tax law, we elected to extend our US federal fiscal year 2009 net operating loss (“NOL”) carryback period which resulted in our filing for an income tax refund of approximately $81 million. We have fully utilized our federal NOL and anticipate making federal income tax payments beginning in fiscal year 2010.

NOTE 11 – RESTRUCTURING CHARGES

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the six months ended December 31, 2009, is as follows (in thousands):

	Personnel- Related Costs	Contract Termination Costs	Total
Balance at July 1, 2009	$863	$4,771	$5,634
Cash settlements	(762)	(2,808)	(3,570)
Non-cash settlements		2	2
Additions and adjustments	(79)	(7)	(86)

Balance at December 31, 2009	$22	$1,958	$1,980

NOTE 12 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008 (a) (Revised)	2009	2008 (a) (Revised)

Net income (loss)	$46,029	$(35,002)	$71,790	$(40,276)

Basic weighted average shares	133,492,069	120,106,666	133,361,014	118,189,273

Incremental shares resulting from assumed conversions: Stock-based compensation and warrants	4,138,625		3,496,062

Diluted weighted average shares	137,630,694	120,106,666	136,857,076	118,189,273

Earnings (loss) per share:
Basic	$0.34	$(0.29)	$0.54	$(0.34)

Diluted	$0.33	$(0.29)	$0.52	$(0.34)

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share, for the three and six months ended December 31, 2009, has been computed by dividing net income, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 1.2 million and 1.3 million shares of common stock for the three and six months ended December 31, 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for the three and six months ended December 31, 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

Diluted loss per share for the three and six months ended December 31, 2008, has been computed by dividing net loss by weighted average shares outstanding assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended December 31,
	2009	2008

Interest costs (none capitalized)	$237,168	$348,504
Income taxes	29,423	534

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			December 31, 2009		June 30, 2009
			Carrying Value	Estimated Fair Value	Carrying Value (f) (Revised)	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$319,644	$319,644	$193,287	$193,287
Finance receivables, net	(b	)	8,587,917	8,372,002	10,037,329	9,717,655
Restricted cash – securitization notes payable	(a	)	850,212	850,212	851,606	851,606
Restricted cash – credit facilities	(a	)	128,199	128,199	195,079	195,079
Restricted cash – other	(a	)	37,596	37,596	46,905	46,905
Interest rate swap agreements	(d	)	26,637	26,637	24,267	24,267
Interest rate cap agreements purchased	(d	)	10,796	10,796	15,858	15,858
Investment in money market fund	(d	)	5,764	5,764	8,027	8,027
Financial liabilities:
Credit facilities	(c	)	709,927	709,927	1,630,133	1,630,133
Securitization notes payable	(d	)	6,590,644	6,669,120	7,426,687	6,879,245
Senior notes	(d	)	91,620	86,581	91,620	85,207
Convertible senior notes	(d	)	403,105	418,132	392,514	328,396
Other notes payable	(e	)	361	361	600	600
Interest rate swap agreements	(d	)	98,513	98,513	131,885	131,885
Interest rate cap agreements sold	(d	)	11,155	11,155	16,644	16,644
Foreign currency hedge contracts	(d	)	2,804	2,804

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, foreign currency contracts, investment in money market fund, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(e)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.
(f)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

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

AmeriCredit Corp.

Consolidating Balance Sheet

December 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$313,673	$5,971		$319,644
Finance receivables, net		748,325	7,839,592		8,587,917
Restricted cash – securitization notes payable			850,212		850,212
Restricted cash – credit facilities			128,199		128,199
Property and equipment, net	$5,360	34,910			40,270
Leased vehicles, net		4,437	126,889		131,326
Deferred income taxes	101,360	231,548	(313,722)		19,186
Income tax receivable	(4,589)	36,169			31,580
Other assets	4,863	120,009	56,298		181,170
Due from affiliates	581,306		2,848,599	$(3,429,905)
Investment in affiliates	2,084,785	4,342,171	657,670	(7,084,626)

Total assets	$2,773,085	$5,831,242	$12,199,708	$(10,514,531)	$10,289,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$709,927		$709,927
Securitization notes payable			6,590,644		6,590,644
Senior notes	$91,620				91,620
Convertible senior notes	403,105				403,105
Accrued taxes and expenses	59,607	$52,441	47,826		159,874
Interest rate swap agreements			98,513		98,513
Other liabilities	361	17,068			17,429
Due to affiliates		3,429,905		$(3,429,905)

Total liabilities	554,693	3,499,414	7,446,910	(3,429,905)	8,071,112

Shareholders’ equity:
Common stock	1,357	147,567		(147,567)	1,357
Additional paid-in capital	303,361	75,887	1,880,864	(1,956,751)	303,361
Accumulated other comprehensive (loss) income	(210)	45,050	(46,919)	1,869	(210)
Retained earnings	1,950,249	2,063,324	2,918,853	(4,982,177)	1,950,249

	2,254,757	2,331,828	4,752,798	(7,084,626)	2,254,757
Treasury stock	(36,365)				(36,365)

Total shareholders’ equity	2,218,392	2,331,828	4,752,798	(7,084,626)	2,218,392

Total liabilities and shareholders’ equity	$2,773,085	$5,831,242	$12,199,708	$(10,514,531)	$10,289,504

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2009

(in thousands)

(Revised)

	AmeriCredit Corp. (a)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a)
ASSETS

Cash and cash equivalents		$186,564	$6,723		$193,287
Finance receivables, net		580,420	9,456,909		10,037,329
Restricted cash – securitization notes payable			851,606		851,606
Restricted cash – credit facilities			195,079		195,079
Property and equipment, net	$5,527	38,668			44,195
Leased vehicles, net		5,319	151,068		156,387
Deferred income taxes	97,657	243,803	(265,678)		75,782
Income tax receivable	162,036	35,543			197,579
Other assets	5,682	132,485	68,916		207,083
Due from affiliates	404,943		4,059,841	$(4,464,784)
Investment in affiliates	1,976,793	5,558,924	603,680	(8,139,397)

Total assets	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$1,630,133		$1,630,133
Securitization notes payable			7,426,687		7,426,687
Senior notes	$91,620				91,620
Convertible senior notes	392,514				392,514
Accrued taxes and expenses	60,596	$44,371	52,673		157,640
Interest rate swap agreements		525	131,360		131,885
Other liabilities	600	19,940			20,540
Due to affiliates		4,464,784		$(4,464,784)

Total liabilities	545,330	4,529,620	9,240,853	(4,464,784)	9,851,019

Shareholders’ equity:
Common stock	1,350	172,368		(172,368)	1,350
Additional paid-in capital	284,961	75,878	3,177,841	(3,253,719)	284,961
Accumulated other comprehensive (loss) income	(21,099)	26,009	(62,508)	36,499	(21,099)
Retained earnings	1,878,459	1,977,851	2,771,958	(4,749,809)	1,878,459

	2,143,671	2,252,106	5,887,291	(8,139,397)	2,143,671
Treasury stock	(36,363)				(36,363)

Total shareholders’ equity	2,107,308	2,252,106	5,887,291	(8,139,397)	2,107,308

Total liabilities and shareholders’ equity	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended December 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$29,098	$334,002		$363,100
Other income	$7,086	110,000	231,303	$(324,734)	23,655
Equity in income of affiliates	51,125	104,240		(155,365)

	58,211	243,338	565,305	(480,099)	386,755

Costs and expenses
Operating expenses	3,964	19,651	52,795		76,410
Leased vehicles expenses		528	9,693		10,221
Provision for loan losses		57,143	49,055		106,198
Interest expense	10,617	139,173	296,704	(324,734)	121,760
Restructuring charges, net		(49)			(49)

	14,581	216,446	408,247	(324,734)	314,540

Income before income taxes	43,630	26,892	157,058	(155,365)	72,215

Income tax (benefit) provision	(2,399)	(24,233)	52,818		26,186

Net income	$46,029	$51,125	$104,240	$(155,365)	$46,029

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended December 31, 2008

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp. (a) (Revised)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a) (Revised)

Revenue
Finance charge income		$17,282	$480,278		$497,560
Other income	$12,576	376,065	766,376	$(1,124,391)	30,626
Gain on retirement of debt	30,411				30,411
Equity in (loss) income of affiliates	(24,614)	31,785		(7,171)

	18,373	425,132	1,246,654	(1,131,562)	558,597

Costs and expenses
Operating expenses	13,420	5,707	65,217		84,344
Leased vehicles expenses		(758)	12,915		12,157
Provision for loan losses		47,308	240,714		288,022
Interest expense	43,427	423,139	882,600	(1,124,391)	224,775
Restructuring charges, net		2,104			2,104

	56,847	477,500	1,201,446	(1,124,391)	611,402

(Loss) income before income taxes	(38,474)	(52,368)	45,208	(7,171)	(52,805)

Income tax (benefit) provision	(3,472)	(27,754)	13,423		(17,803)

Net (loss) income	$(35,002)	$(24,614)	$31,785	$(7,171)	$(35,002)

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Operations

Six Months Ended December 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$48,422	$704,474		$752,896
Other income	$12,044	197,417	394,255	$(556,573)	47,143
Equity in income of affiliates	85,473	146,895		(232,368)

	97,517	392,734	1,098,729	(788,941)	800,039

Costs and expenses
Operating expenses	7,370	33,678	104,224		145,272
Leased vehicles expenses		877	19,454		20,331
Provision for loan losses		70,641	193,508		264,149
Interest expense	23,907	229,433	555,141	(556,573)	251,908
Restructuring charges, net		(86)			(86)

	31,277	334,543	872,327	(556,573)	681,574

Income before income taxes	66,240	58,191	226,402	(232,368)	118,465

Income tax (benefit) provision	(5,550)	(27,282)	79,507		46,675

Net income	$71,790	$85,473	$146,895	$(232,368)	$71,790

AmeriCredit Corp.

Consolidating Statement of Operations

Six Months Ended December 31, 2008

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp. (a) (Revised)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a) (Revised)
Revenue
Finance charge income		$34,986	$996,547		$1,031,533
Other income	$19,689	655,117	1,306,849	$(1,919,953)	61,702
Gain on retirement of debt	31,405				31,405
Equity in (loss) income of affiliates	(13,780)	94,766		(80,986)

	37,314	784,869	2,303,396	(2,000,939)	1,124,640

Costs and expenses
Operating expenses	19,664	20,339	128,596		168,599
Leased vehicles expenses		4,341	18,730		23,071
Provision for loan losses		102,755	460,132		562,887
Interest expense	70,733	725,774	1,548,875	(1,919,953)	425,429
Restructuring charges, net		2,655			2,655

	90,397	855,864	2,156,333	(1,919,953)	1,182,641

(Loss) income before income taxes	(53,083)	(70,995)	147,063	(80,986)	(58,001)

Income tax (benefit) provision	(12,807)	(57,215)	52,297		(17,725)

Net (loss) income	$(40,276)	$(13,780)	$94,766	$(80,986)	$(40,276)

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2009

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$71,790	$85,473	$146,895		$(232,368)	$71,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		999	5,485	37,162			43,646
Accretion and amortization of loan fees			(1,657)	5,669			4,012
Provision for loan losses			70,641	193,508			264,149
Deferred income taxes		(7,148)	12,590	39,135			44,577
Non-cash interest charges on convertible debt		10,591					10,591
Stock-based compensation expense		6,906					6,906
Amortization of warrant costs		1,968					1,968
Other			(73)	(8,219)			(8,292)
Equity in income of affiliates		(85,473)	(146,895)			232,368
Changes in assets and liabilities:
Income tax receivable		166,624	(607)				166,017
Other assets		1,700	(3,783)	5,284			3,201
Accrued taxes and expenses		(992)	1,401	(3,983)			(3,574)

Net cash provided by operating activities		166,965	22,575	415,451			604,991

Cash flows from investing activities:
Purchases of receivables			(585,658)	(260,620)		260,620	(585,658)
Principal collections and recoveries on receivables			104,524	1,676,092			1,780,616
Net proceeds from sale of receivables			260,620			(260,620)
Purchases of property and equipment			(671)				(671)
Proceeds from money market fund			2,263				2,263
Change in restricted cash — securitization notes payable				1,394			1,394
Change in restricted cash — credit facilities				66,880			66,880
Change in other assets			9,358	4,494			13,852
Net change in investment in affiliates		(6,928)	1,374,516	(53,993)		(1,313,595)

Net cash (used) provided by investing activities		(6,928)	1,164,952	1,434,247		(1,313,595)	1,278,676

Cash flows from financing activities:
Net change in credit facilities				(920,206)			(920,206)
Issuance of securitization notes payable				952,493			952,493
Payments on securitization notes payable				(1,790,628)			(1,790,628)
Debt issuance costs		1,518		(6,375)			(4,857)
Proceeds from issuance of common stock		6,779	(24,792)	(1,296,977)		1,321,769	6,779
Other net changes		(239)					(239)
Net change in due (to) from affiliates		(176,362)	(1,035,902)	1,211,243		1,021

Net cash used by financing activities		(168,304)	(1,060,694)	(1,850,450)		1,322,790	(1,756,658)

Net (decrease) increase in cash and cash equivalents		(8,267)	126,833	(752)		9,195	127,009

Effect of Canadian exchange rate changes on cash and cash equivalents		8,267	276			(9,195)	(652)

Cash and cash equivalents at beginning of period			186,564	6,723			193,287

Cash and cash equivalents at end of period	$		$313,673	$5,971	$		$319,644

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2008

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp.(a) (Revised)		Guarantors	Non- Guarantors	Eliminations		Consolidated(a) (Revised)
Cash flows from operating activities:
Net (loss) income		$(40,276)	$(13,780)	$94,766		$(80,986)	$(40,276)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		1,599	26,757	29,438			57,794
Accretion and amortization of loan fees			(1,573)	13,597			12,024
Provision for loan losses			102,755	460,132			562,887
Deferred income taxes		47,208	2,312	(11,598)			37,922
Non-cash interest charges on convertible debt		11,617					11,617
Stock-based compensation expense		7,547					7,547
Amortization of warrant costs		40,934					40,934
Gain on retirement of debt		(32,160)					(32,160)
Other		(81)	16,432	(9,804)			6,547
Equity in (loss) income of affiliates		13,780	(94,766)			80,986
Changes in assets and liabilities:
Income tax receivable		(53,398)	3,311				(50,087)
Other assets		744	(8,080)	(2,882)			(10,218)
Accrued taxes and expenses		8,641	(8,972)	(7,718)			(8,049)

Net cash provided by operating activities		6,155	24,396	565,931			596,482

Cash flows from investing activities:
Purchases of receivables			(913,555)	(411,286)		411,286	(913,555)
Principal collections and recoveries on receivables			153,205	2,084,716			2,237,921
Net proceeds from sale of receivables			411,286			(411,286)
Purchases of property and equipment			(974)				(974)
Investment in money market fund			(115,821)				(115,821)
Proceeds from money market fund			91,422				91,422
Change in restricted cash— securitization notes payable				98,936			98,936
Change in restricted cash— credit facilities				94,216			94,216
Change in other assets			80,530	(87,173)			(6,643)
Net change in investment in affiliates		5,920	601,866	(35,628)		(572,158)

Net cash provided by investing activities		5,920	307,959	1,743,781		(572,158)	1,485,502

Cash flows from financing activities:
Net change in credit facilities				(967,429)			(967,429)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(2,158,040)			(2,158,040)
Retirement of convertible senior notes		(214,473)					(214,473)
Debt issuance costs		(56)	(2,158)	(7,068)			(9,282)
Proceeds from issuance of common stock		1,267		(566,250)		566,250	1,267
Other net changes		(3,094)					(3,094)
Net change in due (to) from affiliates		210,201	(642,557)	435,762		(3,406)

Net cash used by financing activities		(6,155)	(644,715)	(2,263,025)		562,844	(2,351,051)

Net increase (decrease) in cash and cash equivalents		5,920	(312,360)	46,687		(9,314)	(269,067)

Effect of Canadian exchange rate changes on cash and cash equivalents		(5,920)	(1,186)	56		9,314	2,264

Cash and cash equivalents at beginning of period			361,352	72,141			433,493

Cash and cash equivalents at end of period	$		$47,806	$118,884	$		$166,690

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading independent auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization, we use available cash and borrowings under our credit facility. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities and securitizations.

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to maintain specific credit ratings for the asset-backed securities issued by the Trusts. Once targeted credit enhancement requirements are reached and maintained, excess cash flows are typically distributed to us or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for securitization Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if specified portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained. Our senior subordinated securitizations are not subject to portfolio performance ratios.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 as compared to

Three Months Ended December 31, 2008

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Balance at beginning of period	$10,021,033	$14,062,845
Loans purchased	378,595	320,830
Liquidations and other	(1,094,652)	(1,384,543)

Balance at end of period	$9,304,976	$12,999,132

Average finance receivables	$9,641,769	$13,547,116

The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size was $17,893 and $17,618 for the three months ended December 31, 2009 and 2008, respectively. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2009, increased to 17.9% from 17.1% during the three months ended December 31, 2008.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2009	2008 (a)
		(Revised)
Finance charge income	$363,100	$497,560
Other income	23,655	30,626
Interest expense	(121,760)	(224,775)

Net margin	$264,995	$303,411

(a)	Revised for the Financial Accounting Standards Board (“FASB”) issuance of FASB Staff Position (“FSP”), Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (Accounting Standards Codification “ASC” 470 20 65-1). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended December 31,
	2009	2008 (a)
		(Revised)
Finance charge income	14.9%	14.6%
Other income	1.0	0.9
Interest expense	(5.0)	(6.6)

Net margin as a percentage of average finance receivables	10.9%	8.9%

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

The increase in net margin as a percentage of average finance receivables for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was mainly a result of a decrease in interest expense due to a lower amount of average debt outstanding compared to average finance receivables, lower base borrowing rates associated with advances under our credit facilities and the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of a forward purchase agreement in the three months ended December 31, 2008.

Revenue:

Finance charge income decreased by 27.0% to $363.1 million for the three months ended December 31, 2009, from $497.6 million for the three months ended December 31, 2008, primarily due to the 28.8% decrease in average finance receivables. The effective yield on our finance receivables increased to 14.9% for the three months ended December 31, 2009, from 14.6% for the three months ended December 31, 2008. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended December 31,
	2009	2008
Leasing income	$11,313	$11,803
Investment income	642	7,413
Late fees and other income	11,700	11,410

	$23,655	$30,626

Investment income decreased as a result of lower investment interest rates and lower invested restricted cash balances.

During the three months ended December 31, 2008, we repurchased on the open market, $38.9 million of convertible senior notes due in 2013 at an average price of 37.75%. We also issued 15,122,670 shares of our common stock to Fairholme Funds Inc. (“Fairholme”) in a non-cash transaction in exchange for $108.4 million of our Senior Notes due 2015 held by Fairholme at a price of $840 per $1,000 principal amount of the Notes. We recorded a gain of $30.4 million in connection with these repurchases.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 9.4% to $76.4 million for the three months ended December 31, 2009, from $84.3 million for the three months ended December 31, 2008, as a result of lower average finance receivables. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 72.9% and 71.8% of total operating expenses for the three months ended December 31, 2009 and 2008, respectively.

Operating expenses as an annualized percentage of average finance receivables were 3.1% for the three months ended December 31, 2009 as compared to 2.5% for the three months ended December 31, 2008. The increase in operating expenses as a percentage of average finance receivables primarily resulted from higher incentive compensation accruals associated with improved operating performance, the addition of staff to support higher origination levels anticipated in the future, as well as the continued impact of a decreasing portfolio on our fixed cost base.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended December 31, 2009 and 2008, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $106.2 million for the three months ended December 31, 2009, from $288.0 million for the three months ended December 31, 2008, as a result of favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 4.4% and 8.4% for the three months ended December 31, 2009 and 2008, respectively.

Interest Expense

Interest expense decreased to $121.8 million for the three months ended December 31, 2009, from $224.8 million for the three months ended December 31, 2008. Interest expense reflects the adoption of FSP APB 14-1 (ASC 470 20 65-1), which was applied retrospectively. We have separately accounted for the liability and equity components of our convertible senior notes retrospectively, which results in recognizing interest expense based on a borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Average debt outstanding was $8.2 billion and $12.5 billion for the three months ended December 31, 2009 and 2008, respectively. Our effective rate of interest on our debt decreased to 5.9% for the three months ended December 31, 2009, compared to 7.1% for the three months ended December 31, 2008, due to lower base borrowing rates associated with the advances under our credit facilities and the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of a forward purchase agreement in the three months ended December 31, 2008.

Taxes

Our effective income tax rate was 36.3% and 33.7% for the three months ended December 31, 2009 and 2008, respectively. The effective tax rate for the three months ended December 2009 was higher than the rate for 2008 due primarily to higher state income tax rates and adjustments to state deferred tax assets and liabilities.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended December 31,
	2009	2008
Unrealized gains (losses) on cash flow hedges	$17,087	$(61,619)
Canadian currency translation adjustment	1,344	(4,635)
Income tax (provision) benefit	(6,701)	25,169

	$11,730	$(41,085)

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Three Months Ended December 31,
	2009	2008
Unrealized losses related to changes in fair value	$(4,303)	$(76,959)
Reclassification of net unrealized losses into earnings	21,390	15,340

	$17,087	$(61,619)

Unrealized gains or losses related to changes in fair value for the three months ended December 31, 2009 and 2008, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.4 million and losses of $4.6 million for the three months ended December 31, 2009 and 2008, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended December 31, 2009 and 2008.

Six Months Ended December 31, 2009 as compared to

Six Months Ended December 31, 2008

A summary of changes in our finance receivables is as follows (in thousands):

	Six Months Ended December 31,
	2009	2008
Balance at beginning of period	$10,927,969	$14,981,412
Loans purchased	607,668	900,120
Liquidations and other	(2,230,661)	(2,882,400)

Balance at end of period	$9,304,976	$12,999,132

Average finance receivables	$10,062,216	$14,045,482

The decrease in loans purchased during the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, was primarily due to lowered loan production goals in order to preserve capital and liquidity.

The average new loan size was $17,820 and $17,718 for the six months ended December 31, 2009 and 2008, respectively. The average annual percentage rate for finance receivables purchased during the six months ended December 31, 2009, increased to 18.4% from 16.8% during the six months ended December 31, 2008, as a result of the need to pass through higher funding costs in the form of higher pricing.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Six Months Ended December 31,
	2009	2008 (a)
		(Revised)
Finance charge income	$752,896	$1,031,533
Other income	47,143	61,702
Interest expense	(251,908)	(425,429)

Net margin	$548,131	$667,806

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

Net margin as a percentage of average finance receivables is as follows:

	Six Months Ended December 31,
	2009	2008 (a)
		(Revised)
Finance charge income	14.8%	14.5%
Other income	0.9	0.9
Interest expense	(4.9)	(6.0)

Net margin as a percentage of average finance receivables	10.8%	9.4%

(a)	Revised for FSP APB 14-1 (ASC 470 20 65-1), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

The increase in net margin as a percentage of average finance receivables for the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, was mainly a result of a decrease in interest expense due to a lower amount of average debt outstanding compared to average finance receivables, lower base borrowing rates associated with advances under our credit facilities and the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of a forward purchase agreement in the six months ended December 31, 2008.

Revenue:

Finance charge income decreased by 27.0% to $752.9 million for the six months ended December 31, 2009, from $1,031.5 million for the six months ended December 31, 2008, primarily due to the 28.4% decrease in average finance receivables. The effective yield on our finance receivables increased to 14.8% for the six months ended December 31, 2009, from 14.5% for the six months ended December 31, 2008. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Six Months Ended December 31,
	2009	2008
Leasing income	$22,771	$23,748
Investment income	1,626	12,339
Late fees and other income	22,746	25,615

	$47,143	$61,702

Investment income decreased as a result of lower investment interest rates and lower invested restricted cash balances.

During the six months ended December 31, 2008, we repurchased on the open market, $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% and $114.7 million of convertible senior notes due in 2023 at an average price of 98.90%. We also issued 15,122,670 shares of our common stock to Fairholme in a non-cash transaction in exchange for $108.4 million of our Senior Notes due 2015 held by Fairholme, at a price of $840 per $1,000 principal amount of the Notes. We recorded a gain of $31.4 million in connection with these repurchases.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 13.8% to $145.3 million for the six months ended December 31, 2009, from $168.6 million for the six months ended December 31, 2008, as a result of reduced loan origination levels and lower average finance receivables. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 71.6% and 71.4% of total operating expenses for the six months ended December 31, 2009 and 2008, respectively.

Operating expenses as an annualized percentage of average finance receivables were 2.9% for the six months ended December 31, 2009, as compared to 2.4% for the six months ended December 31, 2008. The increase in operating expenses as a percentage of average finance receivables primarily resulted from higher incentive compensation accruals associated with improved operating performance, the addition of staff to support higher origination levels anticipated in the future, as well as the continued impact of a decreasing portfolio on our fixed cost base.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended December 31, 2009 and 2008 reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $264.1 million for the six months ended December 31, 2009, from $562.9 million for the six months ended December 31, 2008, as a result of favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions. As an annualized percentage of average finance receivables, the provision for loan losses was 5.2% and 7.9% for the six months ended December 31, 2009 and 2008, respectively.

Interest Expense

Interest expense decreased to $251.9 million for the six months ended December 31, 2009, from $425.4 million for the six months ended December 31, 2008. Interest expense reflects the adoption of FSP APB 14-1 (ASC 470 20 65-1), which was applied retrospectively. We have separately accounted for the liability and equity components of our convertible senior notes retrospectively, which results in recognizing interest expense based on a borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Average debt outstanding was $8.7 billion and $13.0 billion for the six months ended December 31, 2009 and 2008, respectively. Our effective rate of interest paid on our debt decreased to 5.8% for the six months ended December 31, 2009, compared to 6.5% for the six months ended December 31, 2008, due to lower base borrowing rates associated with the advances under our credit facilities and the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of a forward purchase agreement in the six months ended December 31, 2008.

Taxes

Our effective income tax rate was 39.4% and 30.6% for the six months ended December 31, 2009 and 2008, respectively. The effective tax rate for the six months ended December 2009 was higher than the rate for 2008 due primarily to higher state income tax rates and adjustments to state deferred tax assets and liabilities.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Six Months Ended December 31,
	2009	2008
Unrealized gains (losses) on cash flow hedges	$24,498	$(51,694)
Canadian currency translation adjustment	8,268	(5,920)
Income tax (provision) benefit	(11,877)	21,890

	$20,889	$(35,724)

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Six Months Ended December 31,
	2009	2008
Unrealized losses related to changes in fair value	$(20,136)	$(87,184)
Reclassification of net unrealized losses into earnings	44,634	35,490

	$24,498	$(51,694)

Unrealized gains or losses related to changes in fair value for the six months ended December 31, 2009 and 2008, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $8.3 million and losses of $5.9 million for the six months ended December 31, 2009 and 2008, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended December 31, 2009 and 2008.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	December 31, 2009	June 30, 2009
Principal amount of receivables, net of fees	$9,304,976	$10,927,969

Nonaccretable acquisition fees	(6,277)	(12,100)
Allowance for loan losses	(710,782)	(878,540)

Receivables, net	$8,587,917	$10,037,329

Number of outstanding contracts	812,530	895,708

Average carrying amount of outstanding contract (in dollars)	$11,452	$12,200

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	7.7%	8.2%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables decreased to 7.7% as of December 31, 2009, from 8.2% as of June 30, 2009, as a result of favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$718,237	7.7%	$1,017,246	7.8%
Greater-than-60 days	344,406	3.7	541,566	4.2

	1,062,643	11.4	1,558,812	12.0
In repossession	54,598	0.6	44,727	0.3

	$1,117,241	12.0%	$1,603,539	12.3%

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 8.2% and 7.7% for the six months ended December 31, 2009 and 2008, respectively. Contracts receiving a payment deferral increased as economic conditions resulted in more eligible consumers requesting and being granted deferments.

The following is a summary of deferrals as a percentage of receivables outstanding:

	December 31, 2009	June 30, 2009
Never deferred	64.9%	66.9%

Deferred:
1-2 times	25.9	26.0
3-4 times	9.1	7.0
Greater than 4 times	0.1	0.1

Total deferred	35.1	33.1

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Repossession charge-offs	$336,287	$401,873	$703,633	$765,402
Less: Recoveries	(141,918)	(149,283)	(298,847)	(300,606)
Mandatory charge-offs (a)	20,728	72,575	32,944	126,228

Net charge-offs	$215,097	$325,165	$437,730	$591,024

Net charge-offs as an annualized percentage of average receivables:	8.9%	9.5%	8.6%	8.3%

Recoveries as a percentage of gross repossession charge-offs:	42.2%	37.1%	42.5%	39.3%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as an annualized percentage of average finance receivables for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was a result of favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and an increase in recovery rates.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, repayment of senior notes and convertible senior notes, operating expenses and income tax payments.

We used cash of $585.7 million and $913.6 million for the purchase of finance receivables during the six months ended December 31, 2009 and 2008, respectively. These purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables through securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of December 31, 2009, credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding

Master warehouse facility (a)	March 2010	$1,000.0
Medium term note facility (b)		750.0	$709.9

		$1,750.0	$709.9

(a)	The revolving period under this facility ends in March 2010 and any outstanding balance will be repaid over time based on the amortization of the receivables pledged until April 2011 when any remaining amount outstanding will be due and payable.
(b)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, certain funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of December 31, 2009, we were in compliance with all covenants in our credit facilities.

Our primary warehouse facility, the Master warehouse facility, matures in March 2010 and if not renewed, will not be available for future borrowings. We are in negotiations with our bank group to extend this facility and expect that this facility will be renewed at a larger size, lower cost and similar advance rate.

Securitizations

We have completed 67 securitization transactions through December 31, 2009, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LB”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2009
2004-D-F	November 2004	$750.0	$26.6
2005-A-X	February 2005	900.0	43.2
2005-1	April 2005	750.0	36.1
2005-B-M	June 2005	1,350.0	106.8
2005-C-F	August 2005	1,100.0	111.9
2005-D-A	November 2005	1,400.0	177.7
2006-1	March 2006	945.0	120.7
2006-R-M	May 2006	1,200.0	348.2
2006-A-F	July 2006	1,350.0	286.2
2006-B-G	September 2006	1,200.0	303.4
2007-A-X	January 2007	1,200.0	358.8
2007-B-F	April 2007	1,500.0	526.4
2007-1 (APART)	May 2007	1,000.0	343.9
2007-C-M	July 2007	1,500.0	607.5
2007-D-F	September 2007	1,000.0	438.0
2007-2-M (APART)	October 2007	1,000.0	436.6
2008-A-F	May 2008	750.0	428.9
2008-1	October 2008	500.0	305.1
2008-2	November 2008	500.0	316.1
2009-1	July 2009	725.0	573.8
2009-1 (APART)	October 2009	227.5	215.9
BV2005-LJ-1	February 2005	232.1	18.4
BV2005-LJ-2 (a)	July 2005	185.6	17.7
BV2005-3	December 2005	220.1	31.8
LB2004-C	December 2004	350.0	12.6
LB2005-A	June 2005	350.0	27.2
LB2005-B	October 2005	350.0	36.2
LB2006-A	May 2006	450.0	72.7
LB2006-B	September 2006	500.0	115.8
LB2007-A	March 2007	486.0	146.4

Total active securitizations		$23,971.3	$6,590.6

(a)	Balance at December 31, 2009, does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

Beginning in fiscal 2009, we began to primarily utilize senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or higher rated, asset-backed securities. In July 2009, we closed a senior subordinated securitization, AmeriCredit Automobile Receivables Trust (“AMCAR”) 2009-1, which had initial cash deposit and overcollateraliziation requirements of 28.1%. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell lower rated subordinated bonds at rates we consider acceptable.

Certain cash flows related to securitization transactions were as follows (in millions):

	Six Months Ended December 31,
	2009	2008

Initial credit enhancement deposits:
Restricted cash	$22.6	$25.8
Overcollateralization	323.1	289.1
Distributions from Trusts	129.6	284.3

Prior to fiscal 2009, the securitization structure we primarily utilized involved the purchase of a financial guaranty insurance policy issued by an insurer. The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

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

As of December 31, 2009, we have exceeded certain portfolio performance ratios in several AMCAR and LB securitizations. Excess cash flows from these Trusts have been or are being used to build higher enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and we currently believe it is unlikely that an event of default would be declared and our servicing rights terminated if we were to exceed these higher targeted ratios, there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2009, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

On January 22, 2010, we entered into an agreement with Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance, Inc., to increase the levels of additional specified targeted portfolio performance ratios in the AMCAR 2007-D-F, AMCAR 2008-A-F, LB2006-B and LB2007-A securitizations. As part of this agreement, we deposited $38.0 million in the AMCAR 2007-D-F securitization restricted cash account and $57.0 million in the AMCAR 2008-A-F securitization restricted cash account. This cash is expected to be distributed to us over time as the securitization notes payable pay down.

Contractual Obligations

As of December 31, 2009, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $51.0 million. Due to uncertainty regarding the timing of future cash flows associated with those liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Accounting Pronouncements and Accounting Changes

On August 28, 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities. The fair value of a financial instrument is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. This accounting update states that in the absence of a market for the liability a company can use (a) the quoted price of the identical liability when traded as an asset; (b) a quoted price for similar liabilities when traded as assets; (c) or another valuation technique that is consistently applied such as a present value technique. This ASU became effective during the three months ended December 31, 2009 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 21, 2010, the FASB issued ASU 2010-06 to add new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU is effective for the first operating period beginning after December 15, 2009. Management has evaluated the impact of the update and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AmeriCredit Corp.
(Registrant)

Date: February 5, 2010	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer