Form 10-Q
period 2010-03-31
AMERICREDIT CORP
filed 2010-05-07
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 134,560,825 shares of common stock, $0.01 par value outstanding as of April 30, 2010.

AMERICREDIT CORP.

Part I.    FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

AMERICREDIT CORP.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	March 31, 2010	June 30, 2009 (a) (Revised)
Assets
Cash and cash equivalents	$497,329	$193,287
Finance receivables, net	8,187,125	10,037,329
Restricted cash – securitization notes payable	989,356	851,606
Restricted cash – credit facilities	153,244	195,079
Property and equipment, net	38,838	44,195
Leased vehicles, net	117,037	156,387
Deferred income taxes	83,249	75,782
Other assets	157,473	207,083
Income tax receivable		197,579

Total assets	$10,223,651	$11,958,327

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$658,137	$1,630,133
Securitization notes payable	6,462,494	7,426,687
Senior notes	70,620	91,620
Convertible senior notes	408,539	392,514
Accrued taxes and expenses	226,642	157,640
Interest rate swap agreements	83,946	131,885
Other liabilities	11,840	20,540

Total liabilities	7,922,218	9,851,019

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 350,000,000 shares authorized; 136,424,160 and 134,977,812 shares issued	1,364	1,350
Additional paid-in capital	317,660	284,961
Accumulated other comprehensive income (loss)	7,769	(21,099)
Retained earnings	2,013,455	1,878,459

	2,340,248	2,143,671

Treasury stock, at cost (1,911,636 and 1,806,446 shares)	(38,815)	(36,363)

Total shareholders’ equity	2,301,433	2,107,308

Total liabilities and shareholders’ equity	$10,223,651	$11,958,327

(a)	Revised for the Financial Accounting Standards Board (“FASB”) issuance of Accounting Standards Codification “ASC” 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Operations and Comprehensive Operations

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009 (a) (Revised)	2010	2009 (a) (Revised)
Revenue
Finance charge income	$339,892	$452,186	$1,092,788	$1,483,719
Other income	20,930	29,191	68,073	90,893
Gain on retirement of debt	283	11,048	283	42,453

	361,105	492,425	1,161,144	1,617,065

Costs and expenses
Operating expenses	75,215	76,278	220,487	244,877
Leased vehicles expenses	8,688	13,694	29,019	36,765
Provision for loan losses	74,583	234,816	338,732	797,703
Interest expense	106,584	148,237	358,492	573,666
Restructuring charges, net	220	7,810	134	10,465

	265,290	480,835	946,864	1,663,476

Income (loss) before income taxes	95,815	11,590	214,280	(46,411)

Income tax provision (benefit)	32,609	13,996	79,284	(3,729)

Net income (loss)	63,206	(2,406)	134,996	(42,682)

Other comprehensive income (loss)
Unrealized gains (losses) on cash flow hedges	9,744	24,080	34,242	(27,614)
Foreign currency translation adjustment	2,788	(2)	11,056	(5,922)
Income tax (provision) benefit	(4,553)	(9,034)	(16,430)	12,856

Other comprehensive income (loss)	7,979	15,044	28,868	(20,680)

Comprehensive income (loss)	$71,185	$12,638	$163,864	$(63,362)

Earnings (loss) per share
Basic	$0.47	$(0.02)	$1.01	$(0.35)

Diluted	$0.45	$(0.02)	$0.98	$(0.35)

Weighted average shares
Basic	134,053,846	131,914,885	133,588,587	122,697,685

Diluted	139,231,152	131,914,885	137,645,064	122,697,685

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICREDIT CORP.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Nine Months Ended March 31,
	2010	2009 (a) (Revised)
Cash flows from operating activities
Net income (loss)	$134,996	$(42,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,997	82,855
Accretion and amortization of loan fees	4,729	15,903
Provision for loan losses	338,732	797,703
Deferred income taxes	(24,217)	218,994
Non-cash interest charges on convertible debt	16,025	16,908
Stock-based compensation expense	11,510	11,238
Amortization of warrant costs	1,968	43,017
Gain on retirement of debt	(283)	(43,208)
Other	(16,393)	3,641
Changes in assets and liabilities:
Income tax receivable	197,402	(179,920)
Other assets	12,174	(15,998)
Accrued taxes and expenses	57,929	(45,988)

Net cash provided by operating activities	796,569	862,463

Cash flows from investing activities:
Purchases of receivables	(1,196,301)	(1,112,143)
Principal collections and recoveries on receivables	2,733,164	3,312,854
Purchases of property and equipment	(1,023)	(948)
Investment in money market fund		(115,821)
Proceeds from money market fund	10,047	99,114
Change in restricted cash – securitization notes payable	(137,750)	83,565
Change in restricted cash – credit facilities	41,835	24,205
Change in other assets	25,712	25,216

Net cash provided by investing activities	1,475,684	2,316,042

Cash flows from financing activities:
Net change in credit facilities	(971,996)	(1,125,534)
Issuance of securitization notes payable	1,752,493	1,000,000
Payments on securitization notes payable	(2,719,692)	(3,111,096)
Retirement of debt	(20,425)	(224,723)
Debt issuance costs	(20,898)	(32,039)
Proceeds from issuance of common stock	12,708	1,271
Other net changes	227	(3,207)

Net cash used by financing activities	(1,967,583)	(3,495,328)

Net increase (decrease) in cash and cash equivalents	304,670	(316,823)
Effect of Canadian exchange rate changes on cash and cash equivalents	(628)	4,261
Cash and cash equivalents at beginning of period	193,287	433,493

Cash and cash equivalents at end of period	$497,329	$120,931

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

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

The consolidated financial statements as of March 31, 2010, and for the three and nine months ended March 31, 2010 and 2009, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Current Report on Form 8-K filed on November 16, 2009, which reflect the revision of prior-period annual financial information as discussed below for the adoption of ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion.

Adoption of New Accounting Standards

As of July 1, 2009, we adopted ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. ASC 470 20 65-1 specifies that when issuers of convertible debt instruments that may be settled in cash upon conversion recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. The transition provision requires that entities retrospectively apply ASC 470 20 65-1 for all periods presented. Our convertible senior notes due in September 2011 and September 2013 are affected by the adoption of this ASC. See Note 6 – “Senior Notes and Convertible Senior Notes” for further discussion.

The following table presents consolidated statements of operations and comprehensive operations data for the three and nine months ended March 31, 2010, excluding the impact of the adoption of ASC 470 20 65-1 and as reported (dollars in thousands, except per share data):

	Three Months Ended March 31, 2010		Nine Months Ended March 31, 2010
	Excluding impact of ASC 470 20 65-1	As Reported	Excluding impact of ASC 470 20 65-1	As Reported

Interest expense	$101,150	$106,584	$342,467	$358,492
Income before income taxes	101,249	95,815	230,305	214,280
Income tax provision	34,365	32,609	85,213	79,284
Net income	66,884	63,206	145,092	134,996
Earnings per share:
Basic	$0.50	$0.47	$1.09	$1.01
Diluted	$0.48	$0.45	$1.05	$0.98

The following table presents consolidated statements of operations and comprehensive operations data for the three and nine months ended March 31, 2009, as reported and as revised for the retrospective adoption of ASC 470 20 65-1 (dollars in thousands, except per share data):

	Three Months Ended March 31, 2009		Nine Months Ended March 31, 2009
	As Reported	As Revised	As Reported	As Revised

Gain on retirement of debt	$14,442	$11,048	$53,309	$42,453
Interest expense	143,085	148,237	557,194	573,666
Income (loss) before income taxes	20,136	11,590	(19,083)	(46,411)
Income tax provision (benefit)	10,303	13,996	(1,698)	(3,729)
Net income (loss)	9,833	(2,406)	(17,385)	(42,682)
Income (loss) per share:
Basic	$0.07	$(0.02)	$(0.14)	$(0.35)
Diluted	$0.07	$(0.02)	$(0.14)	$(0.35)

Recent Accounting Pronouncements and Accounting Changes

On January 21, 2010, the FASB issued ASU 2010-06 to add new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU became effective during the three months ended March 31, 2010 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

On February 10, 2010, the FASB issued ASU 2010-09 to amend certain recognition and disclosure requirements regarding subsequent events. This ASU became effective on the issue date and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	March 31, 2010	June 30, 2009
Finance receivables unsecuritized, net of fees	$1,249,999	$2,534,158
Finance receivables securitized, net of fees	7,560,375	8,393,811
Less nonaccretable acquisition fees	(3,122)	(12,100)
Less allowance for loan losses	(620,127)	(878,540)

	$8,187,125	$10,037,329

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $712.2 million and $2,037.6 million pledged under our credit facilities as of March 31, 2010 and June 30, 2009, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $403.0 million and $667.3 million of delinquent finance receivables as of March 31, 2010 and June 30, 2009, respectively.

Finance contracts are generally purchased by us from auto dealers without recourse and, accordingly, the dealer usually has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees and the accretion of acquisition fees on loans purchased subsequent to June 30, 2004, to finance charge income using the effective interest method. We recorded acquisition fees on loans purchased prior to July 1, 2004, as nonaccretable fees available to cover losses inherent in the loan portfolio.

A summary of the nonaccretable acquisition fees is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Balance at beginning of period	$6,277	$28,359	$12,100	$42,802
Net charge-offs	(3,155)	(5,363)	(8,978)	(19,806)

Balance at end of period	$3,122	$22,996	$3,122	$22,996

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Balance at beginning of period	$710,782	$894,617	$878,540	$908,311
Provision for loan losses	74,583	234,816	338,732	797,703
Net charge-offs	(165,238)	(234,437)	(597,145)	(811,018)

Balance at end of period	$620,127	$894,996	$620,127	$894,996

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Receivables securitized	$927,758		$2,203,304	$1,289,082
Net proceeds from securitization	800,000		1,752,493	1,000,000
Servicing fees (a)	48,312	$59,966	150,443	184,751
Distributions	112,697	58,822	242,332	343,134

(a)	Servicing fees earned on securitizations are included in finance charge income on the consolidated statements of operations.

As of March 31, 2010 and June 30, 2009, respectively, we were servicing $7.6 billion and $8.4 billion of finance receivables that have been transferred to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	March 31, 2010	June 30, 2009
Medium term note facility	$658,137	$750,000
Master/Syndicated warehouse facility		569,756
Prime/Near prime facility		250,377
Lease warehouse facility		60,000

	$658,137	$1,630,133

Further detail regarding terms and availability of the credit facilities as of March 31, 2010, follows (in thousands):

Facility Type	Maturity	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (a)
Master/Syndicated warehouse facility (b)	February 2011	$1,300,000			$300
Medium term note facility (c)			$658,137	$712,157	121,818

		$1,300,000	$658,137	$712,157	$122,118

(a)	These amounts do not include cash collected on finance receivables pledged of $31.1 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.
(b)	The revolving period under this facility ends in February 2011 and any outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2012 when any remaining amount outstanding will be due and payable.
(c)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

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

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements, and/or remove us as servicer. As of March 31, 2010, we were in compliance with all covenants in our credit facilities.

The lease warehouse facility and the prime/near prime facility were repaid in full in October and November 2009, respectively.

On February 26, 2010, we increased and extended our master/syndicated warehouse facility. The borrowing capacity available under the facility increased to $1.3 billion from $1.0 billion and includes commitments from eight lenders.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $11.1 million and $16.1 million as of March 31, 2010 and June 30, 2009, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $18.8 million and $13.9 million as of March 31, 2010 and June 30, 2009, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of March 31, 2010, consists of the following (dollars in thousands):

Transaction	Maturity Date (b)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2005-1	May 2011	$750,000	4.5%	$35,579	$26,647
2005-B-M	May 2012	1,350,000	4.1%	91,717	82,787
2005-C-F	June 2012	1,100,000	4.5%	98,190	89,678
2005-D-A	November 2012	1,400,000	4.9%	160,586	146,562
2006-1	May 2013	945,000	5.3%	129,848	101,413
2006-R-M	January 2014	1,200,000	5.4%	329,537	298,095
2006-A-F	September 2013	1,350,000	5.6%	270,698	246,276
2006-B-G	September 2013	1,200,000	5.2%	287,445	263,246
2007-A-X	October 2013	1,200,000	5.2%	343,409	316,135
2007-B-F	December 2013	1,500,000	5.2%	506,575	468,021
2007-1 (APART)	March 2016	1,000,000	5.4%	298,606	304,215
2007-C-M	April 2014	1,500,000	5.5%	589,852	541,310
2007-D-F	June 2014	1,000,000	5.5%	425,298	390,797
2007-2-M (APART)	March 2016	1,000,000	5.3%	409,264	392,400
2008-A-F	October 2014	750,000	6.0%	479,024	384,085
2008-1	January 2015	500,000	8.7%	394,791	263,901
2008-2	April 2015	500,000	10.5%	419,153	274,336
2009-1	January 2016	725,000	7.5%	748,373	500,041
2009-1 (APART)	July 2017	227,493	2.7%	254,235	188,774
2010-1	July 2017	600,000	3.7%	648,686	581,148
2010-A	July 2017	200,000	3.1%	235,458	199,988
BV2005-LJ-1 (a)	May 2012	232,100	5.1%	13,896	14,725
BV2005-LJ-2 (a)(c)	February 2014	185,596	4.6%	15,043	14,404
BV2005-3 (a)	June 2014	220,107	5.1%	25,674	27,090
LB2004-C (a)	July 2011	350,000	3.5%	10,109	8,276
LB2005-A (a)	April 2012	350,000	4.1%	19,683	21,084
LB2005-B (a)	June 2012	350,000	4.4%	31,083	29,011
LB2006-A (a)	May 2013	450,000	5.4%	65,530	61,886
LB2006-B (a)	September 2013	500,000	5.2%	94,262	97,971
LB2007-A	January 2014	486,000	5.0%	128,771	128,192

		$23,121,296		$7,560,375	$6,462,494

(a)	Transactions relate to securitization Trusts acquired by us.
(b)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
(c)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us as of March 31, 2010.

At the time of securitization of finance receivables, we are required to provide credit enhancement by pledging assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating additional overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are typically distributed to us. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also typically distributed to us.

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

As of March 31, 2010, we have exceeded certain portfolio performance ratios in several AmeriCredit Automobile Receivables Trust (“AMCAR”) and Long Beach Acceptance Corporation (“LB”) securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

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

NOTE 6 – SENIOR NOTES AND CONVERTIBLE SENIOR NOTES

Senior notes and convertible senior notes consist of the following (in thousands):

	March 31, 2010	June 30, 2009 (Revised)

8.5% Senior Notes (due July 2015)	$70,620	$91,620

0.75% Convertible Senior Notes (due in September 2011)	247,000	247,000
Debt discount	(21,093)	(31,088)

2.125% Convertible Senior Notes (due in September 2013)	215,017	215,017
Debt discount	(32,385)	(38,415)

	$408,539	$392,514

As of July 1, 2009, we adopted ASC 470 20 65-1. ASC 470 20 65-1 specifies that when issuers of convertible debt instruments that may be settled in cash upon conversion recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. The transition provision requires that entities retrospectively apply ASC 470 20 65-1 for all periods presented.

As a result of adopting ASC 470 20 65-1 on July 1, 2009, as discussed in Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” to the consolidated financial statements, we have separately accounted for the liability and equity components of our convertible senior notes due in September 2011 and 2013, retrospectively, based on our determination that our borrowing rate at the time of issuance for unsecured senior debt without an equity conversion feature was approximately 7%. At issuance, the liability and equity components were $404.3 million and $145.7 million, respectively. The debt discount is being amortized to interest expense over the expected term of the notes based on the effective interest method. Debt issuance costs of approximately $3.5 million directly related to the issuance of the convertible senior notes due in September 2011 and 2013 have been allocated to the equity component in proportion to the allocation of proceeds.

Interest expense related to the convertible senior notes consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Contractual interest	$1,606	$1,763	$4,816	$5,660
Discount amortization	5,434	5,291	16,025	16,908

Total interest expense related to convertible senior notes	$7,040	$7,054	$20,841	$22,568

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $1.0 million and $1.4 million related to the senior notes and $3.2 million and $4.2 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of March 31, 2010 and June 30, 2009, respectively.

During the three months ended March 31, 2010, we repurchased on the open market $21.0 million of senior notes due in 2015 at an average price of 97.3% of the principal amount of the notes repurchased. In connection with this repurchase, we recorded a gain on retirement of debt of $0.3 million for the three and nine months ended March 31, 2010.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	March 31, 2010		June 30, 2009
	Notional	Fair Value	Notional	Fair Value
Assets

Interest rate swaps (a)	$1,993,791	$27,315	$2,592,548	$24,267
Interest rate caps (a)	930,832	5,879	1,914,886	15,858

Total assets	$2,924,623	$33,194	$4,507,434	$40,125

Liabilities

Interest rate swaps	$1,993,791	$83,946	$2,592,548	$131,885
Interest rate caps (b)	724,471	6,061	1,721,044	16,644
Foreign currency contracts (b)(c)	66,680	2,524

Total liabilities	$2,784,942	$92,531	$4,313,592	$148,529

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the quarter end rate.

Interest rate swap agreements designated as hedges had unrealized losses of approximately $40.7 million, net of tax, and $62.5 million, net of tax, included in accumulated other comprehensive income (loss) as of March 31,

2010 and June 30, 2009, respectively. The ineffectiveness related to the interest rate swap agreements was immaterial for the three and nine months ended March 31, 2010 and 2009, respectively. We estimate approximately $52.9 million of unrealized losses included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2010, and June 30, 2009, these restricted cash accounts totaled $30.7 million and $45.7 million, respectively, and are included in other assets on the consolidated balance sheets.

In July 2009, we entered into a series of foreign currency contracts in order to hedge our Canadian denominated cash flows as we convert them to U.S. dollars over time.

The following table presents information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations for the three and nine month periods ended March 31, 2010 (in thousands):

	Income (Losses) Recognized In Income		Losses Recognized in Accumulated Other Comprehensive Income (Loss)		Losses Reclassified From Accumulated Other Comprehensive Income (Loss) into Income (c)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2010		March 31, 2010		March 31, 2010
Non-Designated Hedges:
Interest rate contracts (a)	$4,114	$10,565
Foreign currency contracts (b)	280	(2,524)

Total	$4,394	$8,041

Designated Hedges:
Interest rate contracts (a)	$421	$591	$(9,493)	$(29,629)	$(19,237)	$(63,871)

Total	$421	$591	$(9,493)	$(29,629)	$(19,237)	$(63,871)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income (losses) recognized in income are included in operating expenses.
(c)	Losses reclassified from accumulated other comprehensive income (loss) into income for effective and ineffective portions are included in interest expense.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value on a recurring basis:

	March 31, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value

Assets
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$5,879		$5,879
Interest rate swaps (C)			$27,315	27,315

Total assets	$	$5,879	$27,315	$33,194

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (C)			$83,946	$83,946
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$6,061		6,061
Foreign currency contracts (A)		2,524		2,524

Total liabilities	$	$8,585	$83,946	$92,531

	June 30, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value

Assets
Investment in money market fund (A)			$8,027	$8,027
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$15,858		15,858
Interest rate swaps (C)			24,267	24,267

Total Assets	$	$15,858	$32,294	$48,152

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (C)			$131,885	$131,885
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$16,644		16,644

Total Liabilities	$	$16,644	$131,885	$148,529

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2010 (in thousands):

	Assets			Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund		Interest Rate Swap Agreements
Balance at July 1, 2009	$24,267		$8,027	$(131,885)
Total realized and unrealized gains
Included in earnings	9,961		2,020	591
Included in other comprehensive income				(29,629)
Settlements	(6,913)		(10,047)	76,977

Balance at March 31, 2010	$27,315	$		$(83,946)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2009 (in thousands):

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

Investment in Money Market Fund

We had an investment in the Reserve Primary Money Market Fund (“the Reserve Fund”), a money market fund which has subsequently liquidated its portfolio of investments. As of June 30, 2009, the investment was valued at the estimated net asset value of $0.97 per share as published by the Reserve Fund. In January 2010, we received a distribution from the Reserve Fund, which when combined with previous distributions, represents approximately $0.99 per share in total distributions. This distribution resulted in a $2.0 million gain.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $532.6 million and $553.6 million as of March 31, 2010 and June 30, 2009, respectively. See guarantor consolidating financial statements in Note 15.

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

NOTE 10 – INCOME TAXES

We had unrecognized tax benefits of $35.0 million at March 31, 2010 and June 30, 2009. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $18.4 million and $18.0 million at March 31, 2010 and June 30, 2009, respectively, which includes the federal benefit of state taxes.

At March 31, 2010, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $9.3 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2009, accrued interest and penalties associated with uncertain tax positions were $10.3 million and $8.0 million, respectively. During the nine months ended March 31, 2010, we released $0.1 million in potential interest and accrued an additional $0.2 million in potential penalties associated with uncertain tax positions.

We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings and recognize tax benefits and interest and penalties associated with uncertain tax positions as appropriate.

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. Our consolidated federal income tax returns for fiscal years 2006, 2007, 2008 and 2009 are under audit by the Internal Revenue Service (“IRS”). The IRS completed its examination of our fiscal years 2004 and 2005 consolidated federal income tax returns in the second quarter of fiscal year 2008. The returns for those years were subject to an appeals proceeding, which was concluded favorably to us in December 2009. The outcome of the appeals proceeding did not result in a material change to our financial position or results of operations. Our federal income tax returns prior to fiscal year 2004 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our tax returns are currently under examination in various state tax jurisdictions.

Our effective income tax rate was 34.0% and 37.0% for the three and nine months ended March 31, 2010 and 120.8% and 8.0% for the three and nine months ended March 31, 2009. The effective tax rates were impacted by adjustments to prior year tax positions and adjustments to deferred tax balances.

Tax Accounting Change

During the year ended June 30, 2009, we filed an application for a change of accounting method for tax purposes under Internal Revenue Code (“IRC”) Section 475. We believe that, as a result of our business activities, certain assets must be marked-to-market for income tax purposes. Although this method change requires consent from the IRS, which is still pending, this change to a permissible method of accounting is generally considered to be perfunctory and management believes it should be granted. As a result of this change of accounting method, we received an income tax refund of approximately $198 million.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law which provides an election to carryback a loss to the third, fourth or fifth year that precedes the year of loss. Because of this change in tax law, we elected to extend our US federal fiscal year 2009 net operating loss (“NOL”) carryback period which resulted in an income tax refund of approximately $81 million. We have fully utilized our federal NOL and are making federal income tax payments for the year ended June 30, 2010.

NOTE 11 – RESTRUCTURING CHARGES

A summary of the liabilities, which are included in accrued taxes and expenses on the consolidated balance sheets, for restructuring charges for the nine months ended March 31, 2010, is as follows (in thousands):

	Personnel- Related Costs		Contract Termination Costs	Total
Balance at July 1, 2009		$863	$4,771	$5,634
Cash settlements		(1,026)	(3,642)	(4,668)
Non-cash settlements			2	2
Additions and adjustments		163	(29)	134

Balance at March 31, 2010	$		$1,102	$1,102

NOTE 12 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009 (a) (Revised)	2010	2009 (a) (Revised)
Net income (loss)	$63,206	$(2,406)	$134,996	$(42,682)

Basic weighted average shares	134,053,846	131,914,885	133,588,587	122,697,685

Incremental shares resulting from assumed conversions: Stock-based compensation and warrants	5,177,306		4,056,477

Diluted weighted average shares	139,231,152	131,914,885	137,645,064	122,697,685

Earnings (loss) per share:
Basic	$0.47	$(0.02)	$1.01	$(0.35)

Diluted	$0.45	$(0.02)	$0.98	$(0.35)

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

Basic earnings (loss) per share have been computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share, for the three and nine months ended March 31, 2010, has been computed by dividing net income, by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants and will be used to compute the assumed incremental shares related to our convertible senior notes issued in September 2006 once the average market price of the common shares exceeds the conversion price. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.6 million and 0.7 million shares of common stock for the three and nine months ended March 31, 2010, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for the three and nine months ended March 31, 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

Diluted loss per share for the three and nine months ended March 31, 2009, has been computed by dividing net loss by weighted average shares outstanding assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended March 31,
	2010	2009
Interest costs (none capitalized)	$356,675	$513,784
Income taxes	117,394	2,216

We have received $279 million in income tax refunds in the nine months ended March 31, 2010.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In April 2009, the FASB issued ASC 825 10 65-1, which requires interim disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. ASC 825 10 65-1 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			March 31, 2010		June 30, 2009
			Carrying Value	Estimated Fair Value	Carrying Value (f) (Revised)	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$497,329	$497,329	$193,287	$193,287
Finance receivables, net	(b	)	8,187,125	8,056,522	10,037,329	9,717,655
Restricted cash – securitization notes payable	(a	)	989,356	989,356	851,606	851,606
Restricted cash – credit facilities	(a	)	153,244	153,244	195,079	195,079
Restricted cash – other	(a	)	30,900	30,900	46,905	46,905
Interest rate swap agreements	(d	)	27,315	27,315	24,267	24,267
Interest rate cap agreements purchased	(d	)	5,879	5,879	15,858	15,858
Investment in money market fund	(d	)			8,027	8,027
Financial liabilities:
Credit facilities	(c	)	658,137	658,137	1,630,133	1,630,133
Securitization notes payable	(d	)	6,462,494	6,577,261	7,426,687	6,879,245
Senior notes	(d	)	70,620	68,501	91,620	85,207
Convertible senior notes	(d	)	408,539	456,613	392,514	328,396
Other notes payable	(e	)	240	240	600	600
Interest rate swap agreements	(d	)	83,946	83,946	131,885	131,885
Interest rate cap agreements sold	(d	)	6,061	6,061	16,644	16,644
Foreign currency hedge contracts	(d	)	2,524	2,524

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, foreign currency contracts, investment in money market fund, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
(e)	The fair value of other notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.
(f)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

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

AmeriCredit Corp.

Consolidating Balance Sheet

March 31, 2010

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$491,870	$5,459		$497,329
Finance receivables, net		498,797	7,688,328		8,187,125
Restricted cash - securitization notes payable			989,356		989,356
Restricted cash - credit facilities			153,244		153,244
Property and equipment, net	$5,277	33,561			38,838
Leased vehicles, net		3,925	113,112		117,037
Deferred income taxes	204,548	133,422	(254,721)		83,249
Other assets	4,135	99,144	54,194		157,473
Due from affiliates	558,176		1,920,885	$(2,479,061)
Investment in affiliates	2,159,527	3,647,033	826,131	(6,632,691)

Total assets	$2,931,663	$4,907,752	$11,495,988	$(9,111,752)	$10,223,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Credit facilities			$658,137		$658,137
Securitization notes payable			6,462,494		6,462,494
Senior notes	$70,620				70,620
Convertible senior notes	408,539				408,539
Accrued taxes and expenses	150,831	$30,500	45,311		226,642
Interest rate swap agreements			83,946		83,946
Other liabilities	240	11,600			11,840
Due to affiliates		2,479,061		$(2,479,061)

Total liabilities	630,230	2,521,161	7,249,888	(2,479,061)	7,922,218

Shareholders’ equity:
Common stock	1,364	129,026		(129,026)	1,364
Additional paid-in capital	317,660	75,887	1,271,689	(1,347,576)	317,660
Accumulated other comprehensive income (loss)	7,769	51,595	(40,723)	(10,872)	7,769
Retained earnings	2,013,455	2,130,083	3,015,134	(5,145,217)	2,013,455

	2,340,248	2,386,591	4,246,100	(6,632,691)	2,340,248
Treasury stock	(38,815)				(38,815)

Total shareholders’ equity	2,301,433	2,386,591	4,246,100	(6,632,691)	2,301,433

Total liabilities and shareholders’ equity	$2,931,663	$4,907,752	$11,495,988	$(9,111,752)	$10,223,651

AmeriCredit Corp.

Consolidating Balance Sheet

June 30, 2009

(in thousands)

(Revised)

	AmeriCredit Corp. (a) (Revised)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a) (Revised)
ASSETS

Cash and cash equivalents		$186,564	$6,723		$193,287
Finance receivables, net		580,420	9,456,909		10,037,329
Restricted cash - securitization notes payable			851,606		851,606
Restricted cash - credit facilities			195,079		195,079
Property and equipment, net	$5,527	38,668			44,195
Leased vehicles, net		5,319	151,068		156,387
Deferred income taxes	97,657	243,803	(265,678)		75,782
Other assets	5,682	132,485	68,916		207,083
Income tax receivable	162,036	35,543			197,579
Due from affiliates	404,943		4,059,841	$(4,464,784)
Investment in affiliates	1,976,793	5,558,924	603,680	(8,139,397)

Total assets	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Credit facilities			$1,630,133		$1,630,133
Securitization notes payable			7,426,687		7,426,687
Senior notes	$91,620				91,620
Convertible senior notes	392,514				392,514
Accrued taxes and expenses	60,596	$44,371	52,673		157,640
Interest rate swap agreements		525	131,360		131,885
Other liabilities	600	19,940			20,540
Due to affiliates		4,464,784		$(4,464,784)

Total liabilities	545,330	4,529,620	9,240,853	(4,464,784)	9,851,019

Shareholders’ equity:
Common stock	1,350	172,368		(172,368)	1,350
Additional paid-in capital	284,961	75,878	3,177,841	(3,253,719)	284,961
Accumulated other comprehensive (loss) income	(21,099)	26,009	(62,508)	36,499	(21,099)
Retained earnings	1,878,459	1,977,851	2,771,958	(4,749,809)	1,878,459

	2,143,671	2,252,106	5,887,291	(8,139,397)	2,143,671
Treasury stock	(36,363)				(36,363)

Total shareholders’ equity	2,107,308	2,252,106	5,887,291	(8,139,397)	2,107,308

Total liabilities and shareholders' equity	$2,652,638	$6,781,726	$15,128,144	$(12,604,181)	$11,958,327

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended March 31, 2010

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$30,092	$309,800		$339,892
Other income	$7,511	110,687	208,017	$(305,285)	20,930
Gain on retirement of debt	283				283
Equity in income of affiliates	66,759	96,281		(163,040)

	74,553	237,060	517,817	(468,325)	361,105

Costs and expenses
Operating expenses	4,180	20,936	50,099		75,215
Leased vehicles expenses		353	8,335		8,688
Provision for loan losses		46,696	27,887		74,583
Interest expense	10,487	123,791	277,591	(305,285)	106,584
Restructuring charges, net		220			220

	14,667	191,996	363,912	(305,285)	265,290

Income before income taxes	59,886	45,064	153,905	(163,040)	95,815

Income tax (benefit) provision	(3,320)	(21,695)	57,624		32,609

Net income	$63,206	$66,759	$96,281	$(163,040)	$63,206

AmeriCredit Corp.

Consolidating Statement of Operations

Three Months Ended March 31, 2009

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp. (a) (Revised)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a) (Revised)

Revenue
Finance charge income		$15,116	$437,070		$452,186
Other income	$9,055	98,424	182,796	$(261,084)	29,191
Gain on retirement of debt	11,048				11,048
Equity in income of affiliates	5,285	16,962		(22,247)

	25,388	130,502	619,866	(283,331)	492,425

Costs and expenses
Operating expenses	7,214	2,397	66,667		76,278
Leased vehicles expenses		221	13,473		13,694
Provision for loan losses		22,398	212,418		234,816
Interest expense	14,174	93,481	301,666	(261,084)	148,237
Restructuring charges, net		7,810			7,810

	21,388	126,307	594,224	(261,084)	480,835

Income before income taxes	4,000	4,195	25,642	(22,247)	11,590

Income tax provision (benefit)	6,406	(1,090)	8,680		13,996

Net (loss) income	$(2,406)	$5,285	$16,962	$(22,247)	$(2,406)

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 –“Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Operations

Nine Months Ended March 31, 2010

(Unaudited, in Thousands)

	AmeriCredit Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$78,514	$1,014,274		$1,092,788
Other income	$19,555	308,104	602,272	$(861,858)	68,073
Gain on retirement of debt	283				283
Equity in income of affiliates	152,232	243,176		(395,408)

	172,070	629,794	1,616,546	(1,257,266)	1,161,144

Costs and expenses
Operating expenses	11,550	54,614	154,323		220,487
Leased vehicles expenses		1,230	27,789		29,019
Provision for loan losses		117,337	221,395		338,732
Interest expense	34,394	353,224	832,732	(861,858)	358,492
Restructuring charges, net		134			134

	45,944	526,539	1,236,239	(861,858)	946,864

Income before income taxes	126,126	103,255	380,307	(395,408)	214,280

Income tax (benefit) provision	(8,870)	(48,977)	137,131		79,284

Net income	$134,996	$152,232	$243,176	$(395,408)	$134,996

AmeriCredit Corp.

Consolidating Statement of Operations

Nine Months Ended March 31, 2009

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp. (a) (Revised)	Guarantors	Non- Guarantors	Eliminations	Consolidated (a) (Revised)
Revenue
Finance charge income		$50,102	$1,433,617		$1,483,719
Other income	$28,744	753,541	1,489,645	$(2,181,037)	90,893
Gain on retirement of debt	42,453				42,453
Equity in (loss) income of affiliates	(8,495)	111,728		(103,233)

	62,702	915,371	2,923,262	(2,284,270)	1,617,065

Costs and expenses
Operating expenses	26,878	22,736	195,263		244,877
Leased vehicles expenses		4,562	32,203		36,765
Provision for loan losses		125,153	672,550		797,703
Interest expense	84,907	819,255	1,850,541	(2,181,037)	573,666
Restructuring charges, net		10,465			10,465

	111,785	982,171	2,750,557	(2,181,037)	1,663,476

(Loss) income before income taxes	(49,083)	(66,800)	172,705	(103,233)	(46,411)

Income tax (benefit) provision	(6,401)	(58,305)	60,977		(3,729)

Net (loss) income	$(42,682)	$(8,495)	$111,728	$(103,233)	$(42,682)

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2010

(Unaudited, in Thousands)

	AmeriCredit Corp.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$134,996	$152,232	$243,176		$(395,408)	$134,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,202	7,409	53,386			61,997
Accretion and amortization of loan fees			(943)	5,672			4,729
Provision for loan losses			117,337	221,395			338,732
Deferred income taxes		(111,675)	110,870	(23,412)			(24,217)
Non-cash interest charges on convertible debt		16,025					16,025
Stock-based compensation expense		11,510					11,510
Amortization of warrant costs		1,968					1,968
Gain on retirement of debt		(283)					(283)
Other			(3,082)	(13,311)			(16,393)
Equity in income of affiliates		(152,232)	(243,176)			395,408
Changes in assets and liabilities:
Income tax receivable		162,036	35,366				197,402
Other assets		1,579	(189)	10,784			12,174
Accrued taxes and expenses		91,446	(28,894)	(4,623)			57,929

Net cash provided by operating activities		156,572	146,930	493,067			796,569

Cash flows from investing activities:
Purchases of receivables			(1,196,301)	(1,098,781)		1,098,781	(1,196,301)
Principal collections and recoveries on receivables			91,193	2,641,971			2,733,164
Net proceeds from sale of receivables			1,098,781			(1,098,781)
Purchases of property and equipment			(1,023)				(1,023)
Proceeds from money market fund			10,047				10,047
Change in restricted cash — securitization notes payable				(137,750)			(137,750)
Change in restricted cash — credit facilities				41,835			41,835
Change in other assets			15,766	9,946			25,712
Net change in investment in affiliates		(8,715)	2,169,762	(222,453)		(1,938,594)

Net cash (used) provided by investing activities		(8,715)	2,188,225	1,234,768		(1,938,594)	1,475,684

Cash flows from financing activities:
Net change in credit facilities				(971,996)			(971,996)
Issuance of securitization notes payable				1,752,493			1,752,493
Payments on securitization notes payable				(2,719,692)			(2,719,692)
Retirement of debt		(20,425)					(20,425)
Debt issuance costs		1,810		(22,708)			(20,898)
Proceeds from issuance of common stock		12,708	(43,333)	(1,906,152)		1,949,485	12,708
Other net changes		227					227
Net change in due (to) from affiliates		(153,233)	(1,986,868)	2,138,956		1,145

Net cash used by financing activities		(158,913)	(2,030,201)	(1,729,099)		1,950,630	(1,967,583)

Net (decrease) increase in cash and cash equivalents		(11,056)	304,954	(1,264)		12,036	304,670

Effect of Canadian exchange rate changes on cash and cash equivalents		11,056	352			(12,036)	(628)

Cash and cash equivalents at beginning of period			186,564	6,723			193,287

Cash and cash equivalents at end of period	$		$491,870	$5,459	$		$497,329

AmeriCredit Corp.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2009

(Unaudited, in Thousands)

(Revised)

	AmeriCredit Corp.(a) (Revised)		Guarantors	Non- Guarantors	Eliminations		Consolidated(a) (Revised)
Cash flows from operating activities:
Net (loss) income		$(42,682)	$(8,495)	$111,728		$(103,233)	$(42,682)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		2,129	30,427	50,299			82,855
Accretion and amortization of loan fees			(140)	16,043			15,903
Provision for loan losses			125,153	672,550			797,703
Deferred income taxes		217,122	212	1,660			218,994
Non-cash interest charges on convertible debt		16,908					16,908
Stock-based compensation expense		11,238					11,238
Amortization of warrant costs		43,017					43,017
Gain on retirement of debt		(43,208)					(43,208)
Other		(125)	(19,628)	23,394			3,641
Equity in (loss) income of affiliates		8,495	(111,728)			103,233
Changes in assets and liabilities:
Income tax receivable		(178,325)	(1,595)				(179,920)
Other assets		(9,835)	2,602	(8,765)			(15,998)
Accrued taxes and expenses		(18,365)	(15,536)	(12,087)			(45,988)

Net cash provided by operating activities		6,369	1,272	854,822			862,463

Cash flows from investing activities:
Purchases of receivables			(1,112,143)	(477,296)		477,296	(1,112,143)
Principal collections and recoveries on receivables			137,868	3,174,986			3,312,854
Net proceeds from sale of receivables			477,296			(477,296)
Purchases of property and equipment			(948)				(948)
Investment in money market fund			(115,821)				(115,821)
Proceeds from money market fund			99,114				99,114
Change in restricted cash — securitization notes payable				83,565			83,565
Change in restricted cash — credit facilities				24,205			24,205
Change in other assets			116,979	(91,763)			25,216
Net change in investment in affiliates		(852)	503,119	(20,658)		(481,609)

Net cash (used) provided by investing activities		(852)	105,464	2,693,039		(481,609)	2,316,042

Cash flows from financing activities:
Net change in credit facilities				(1,125,534)			(1,125,534)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(3,111,096)			(3,111,096)
Retirement of debt		(224,723)					(224,723)
Debt issuance costs		(56)	(2,164)	(29,819)			(32,039)
Proceeds from issuance of common stock		1,271	148,939	(599,916)		450,977	1,271
Other net changes		(3,207)					(3,207)
Net change in due (to) from affiliates		227,120	(501,463)	255,295		19,048

Net cash provided (used) by financing activities		405	(354,688)	(3,611,070)		470,025	(3,495,328)

Net increase (decrease) in cash and cash equivalents		5,922	(247,952)	(63,209)		(11,584)	(316,823)

Effect of Canadian exchange rate changes on cash and cash equivalents		(5,922)	(1,466)	65		11,584	4,261

Cash and cash equivalents at beginning of period			361,352	72,141			433,493

Cash and cash equivalents at end of period	$		$111,934	$8,997	$		$120,931

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” for additional information.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 as compared to

Three Months Ended March 31, 2009

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$9,304,976	$12,999,132
Loans purchased	623,855	210,064
Liquidations and other	(1,118,457)	(1,307,873)

Balance at end of period	$8,810,374	$11,901,323

Average finance receivables	$9,042,982	$12,469,678

The increase in loans purchased during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to our establishing higher loan production targets as a result of improved access to the securitization markets. Loan production goals were constrained during fiscal 2009 in order to preserve capital and liquidity. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size was $17,912 and $16,997 for the three months ended March 31, 2010 and 2009, respectively. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2010, decreased to 17.1% from 17.3% during the three months ended March 31, 2009.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009 (a)
		(Revised)
Finance charge income	$339,892	$452,186
Other income	20,930	29,191
Interest expense	(106,584)	(148,237)

Net margin	$254,238	$333,140

(a)	Revised for the Financial Accounting Standards Board (“FASB”) issuance of Accounting Standards Codification “ASC” 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended March 31,
	2010	2009 (a)
		(Revised)
Finance charge income	15.2%	14.7%
Other income	0.9	0.9
Interest expense	(4.7)	(4.8)

Net margin as a percentage of average finance receivables	11.4%	10.8%

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

The increase in net margin as a percentage of average finance receivables for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was mainly due to higher annual percentage rates on finance receivables purchased since mid calendar year 2008.

Revenue:

Finance charge income decreased by 24.8% to $339.9 million for the three months ended March 31, 2010, from $452.2 million for the three months ended March 31, 2009, primarily due to the 27.5% decrease in average finance receivables. The effective yield on our finance receivables increased to 15.2% for the three months ended March 31, 2010, from 14.7% for the three months ended March 31, 2009. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Leasing income	$11,026	$11,687
Investment income	773	2,470
Late fees and other income	9,131	15,034

	$20,930	$29,191

Investment income decreased as a result of lower investment interest rates and lower invested restricted cash balances.

Gain on retirement of debt for the three months ended March 31, 2010 was $0.3 million. We repurchased on the open market $21.0 million of senior notes due in 2015 at an average price of 97.3% of the principal amount of the notes repurchased. Gain on retirement of debt for the three months ended March 31, 2009 was $11.0 million. We repurchased on the open market $25.0 million of convertible senior notes due in 2011 at an average price of 41.0% of the principal amount of the notes repurchased.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 1.4% to $75.2 million for the three months ended March 31, 2010, from $76.3 million for the three months ended March 31, 2009. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 76.9% and 75.8% of total operating expenses for the three months ended March 31, 2010 and 2009, respectively.

Operating expenses as an annualized percentage of average finance receivables were 3.4% for the three months ended March 31, 2010 as compared to 2.5% for the three months ended March 31, 2009. The increase in operating expenses as a percentage of average finance receivables primarily resulted from the continued impact of a decreasing portfolio on our fixed cost base and an increase in origination personnel to support increased origination levels.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2010 and 2009, reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $74.6 million for the three months ended March 31, 2010, from $234.8 million for the three months ended March 31, 2009, as a result of favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery values on repossessed collateral. As an annualized percentage of average finance receivables, the provision for loan losses was 3.3% and 7.6% for the three months ended March 31, 2010 and 2009, respectively.

Interest Expense

Interest expense decreased to $106.6 million for the three months ended March 31, 2010, from $148.2 million for the three months ended March 31, 2009. Interest expense reflects the adoption of ASC 470 20 65-1, which was applied retrospectively. We have separately accounted for the liability and equity components of our convertible senior notes retrospectively, which results in recognizing interest expense based on a borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Average debt outstanding was $7.6 billion and $11.2 billion for the three months ended March 31, 2010 and 2009, respectively. Our effective rate of interest on our debt increased to 5.7% for the three months ended March 31, 2010, compared to 5.4% for the three months ended March 31, 2009.

Taxes

Our effective income tax rate was 34.0% and 120.8% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the three months ended March 2009 was impacted by adjustments to prior year tax positions.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Unrealized gains on cash flow hedges	$9,744	$24,080
Canadian currency translation adjustment	2,788	(2)
Income tax provision	(4,553)	(9,034)

	$7,979	$15,044

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Unrealized (losses) gains related to changes in fair value	$(9,493)	$1,715
Reclassification of net unrealized losses into earnings	19,237	22,365

	$9,744	$24,080

Unrealized gains or losses related to changes in fair value for the three months ended March 31, 2010 and 2009, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $2.8 million and losses of $2,000 for the three months ended March 31, 2010 and 2009, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2010 and 2009.

Nine Months Ended March 31, 2010 as compared to

Nine Months Ended March 31, 2009

A summary of changes in our finance receivables is as follows (in thousands):

	Nine Months Ended March 31,
	2010	2009
Balance at beginning of period	$10,927,969	$14,981,412
Loans purchased	1,231,523	1,110,184
Liquidations and other	(3,349,118)	(4,190,273)

Balance at end of period	$8,810,374	$11,901,323

Average finance receivables	$9,727,552	$13,527,449

The increase in loans purchased during the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, was primarily due to our establishing higher loan production targets as a result of improved access to the securitization markets. Loan production goals during fiscal 2009 were constrained in order to preserve capital and liquidity. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size was $17,856 and $17,576 for the nine months ended March 31, 2010 and 2009, respectively. The average annual percentage rate for finance receivables purchased during the nine months ended March 31, 2010, increased to 17.7% from 16.9% during the nine months ended March 31, 2009.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations is as follows (in thousands):

	Nine Months Ended March 31,
	2010	2009 (a)
		(Revised)
Finance charge income	$1,092,788	$1,483,719
Other income	68,073	90,893
Interest expense	(358,492)	(573,666)

Net margin	$802,369	$1,000,946

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

Net margin as a percentage of average finance receivables is as follows:

	Nine Months Ended March 31,
	2010	2009 (a)
		(Revised)
Finance charge income	15.0%	14.6%
Other income	0.9	0.9
Interest expense	(4.9)	(5.6)

Net margin as a percentage of average finance receivables	11.0%	9.9%

(a)	Revised for ASC 470 20 65-1, regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 1 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” and Note 6 – “Senior Notes and Convertible Senior Notes” to the consolidated financial statements for additional information.

The increase in net margin as a percentage of average finance receivables for the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, was mainly due to higher annual percentage rates for finance receivables purchased since mid calendar year 2008 and the effect on interest expense in the nine months ended March 31, 2009 of the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of a forward purchase agreement.

Revenue:

Finance charge income decreased by 26.3% to $1,092.8 million for the nine months ended March 31, 2010, from $1,483.7 million for the nine months ended March 31, 2009, primarily due to the 28.1% decrease in average finance receivables. The effective yield on our finance receivables increased to 15.0%

for the nine months ended March 31, 2010, from 14.6% for the nine months ended March 31, 2009. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and may be lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

	Nine Months Ended March 31,
	2010	2009
Leasing income	$33,797	$35,435
Investment income	2,399	14,809
Late fees and other income	31,877	40,649

	$68,073	$90,893

Investment income decreased as a result of lower investment interest rates and lower invested restricted cash balances.

During the nine months ended March 31, 2010, we repurchased on the open market $21.0 million of senior notes due in 2015 at an average price of 97.3% of the principal amount of the notes repurchased which generated a gain on retirement of debt of $0.3 million. During the nine months ended March 31, 2009, we repurchased on the open market, $38.9 million of convertible senior notes due in 2013 at an average price of 37.75% of the principal amount of the notes repurchased, $114.7 million of convertible senior notes due in 2023 at an average price of 98.9% of the principal amount of the notes repurchased and $25.0 million of convertible senior notes due in 2011 at an average price of 41.0% of the principal amount of the notes repurchased. We also issued 15,122,670 shares of our common stock to Fairholme Funds Inc. (“Fairholme”) in a non-cash transaction in exchange for $108.4 million of our Senior Notes due 2015 held by Fairholme, at a price of $840 per $1,000 principal amount of the Notes. We recorded a gain of $42.5 million in connection with these transactions.

Costs and Expenses:

Operating Expenses

Operating expenses decreased by 10.0% to $220.5 million for the nine months ended March 31, 2010, from $244.9 million for the nine months ended March 31, 2009. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 73.4% and 72.7% of total operating expenses for the nine months ended March 31, 2010 and 2009, respectively.

Operating expenses as an annualized percentage of average finance receivables were 3.0% for the nine months ended March 31, 2010, as compared to 2.4% for the nine months ended March 31, 2009. The increase in operating expenses as a percentage of average finance receivables primarily resulted from the continued impact of a decreasing portfolio on our fixed cost base and an increase in origination personnel to support increased origination levels.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended March 31, 2010 and 2009 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $338.7 million for the nine months ended March 31, 2010, from $797.7 million for the nine months ended March 31, 2009, as a result of favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery values on repossessed collateral. As an annualized percentage of average finance receivables, the provision for loan losses was 4.6% and 7.9% for the nine months ended March 31, 2010 and 2009, respectively.

Interest Expense

Interest expense decreased to $358.5 million for the nine months ended March 31, 2010, from $573.7 million for the nine months ended March 31, 2009. Interest expense reflects the adoption of ASC 470 20 65-1, which was applied retrospectively. We have separately accounted for the liability and equity components of our convertible senior notes retrospectively, which results in recognizing interest expense based on a borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Average debt outstanding was $8.3 billion and $12.4 billion for the nine months ended March 31, 2010 and 2009, respectively. Our effective rate of interest paid on our debt decreased to 5.7% for the nine months ended March 31, 2010, compared to 6.2% for the nine months ended March 31, 2009, due to the acceleration of unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million related to the early termination of a forward purchase agreement in the nine months ended March 31, 2009.

Taxes

Our effective income tax rate was 37.0% and 8.0% for the nine months ended March 31, 2010 and 2009, respectively. The rate for the nine months ended March 31, 2009, was impacted by adjustments to prior year tax positions and adjustments to deferred tax balances.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (in thousands):

	Nine Months Ended March 31,
	2010	2009
Unrealized gains (losses) on cash flow hedges	$34,242	$(27,614)
Canadian currency translation adjustment	11,056	(5,922)
Income tax (provision) benefit	(16,430)	12,856

	$28,868	$(20,680)

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Nine Months Ended March 31,
	2010	2009
Unrealized losses related to changes in fair value	$(29,629)	$(85,469)
Reclassification of net unrealized losses into earnings	63,871	57,855

	$34,242	$(27,614)

Unrealized gains or losses related to changes in fair value for the nine months ended March 31, 2010 and 2009, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuates based upon changes in forward interest rate expectations.

Unrealized gains or losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $11.1 million and losses of $5.9 million for the nine months ended March 31, 2010 and 2009, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended March 31, 2010 and 2009.

CREDIT QUALITY

Generally, we provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2010	June 30, 2009
Principal amount of receivables, net of fees	$8,810,374	$10,927,969

Nonaccretable acquisition fees	(3,122)	(12,100)
Allowance for loan losses	(620,127)	(878,540)

Receivables, net	$8,187,125	$10,037,329

Number of outstanding contracts	784,049	895,708

Average carrying amount of outstanding contract (in dollars)	$11,237	$12,200

Allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables	7.1%	8.2%

The allowance for loan losses and nonaccretable acquisition fees as a percentage of receivables decreased to 7.1% as of March 31, 2010, from 8.2% as of June 30, 2009, as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2010		March 31, 2009
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$472,206	5.3%	$716,455	6.0%
Greater-than-60 days	190,911	2.2	351,151	3.0

	663,117	7.5	1,067,606	9.0
In repossession	42,123	0.5	51,308	0.4

	$705,240	8.0%	$1,118,914	9.4%

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

Deferrals

In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, approximately 50% to 60% of accounts historically comprising the portfolio receive a deferral at some point in the life of the account.

An account for which all delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 7.1% and 8.0% for the three months ended March 31, 2010 and 2009, respectively and 7.8% for the nine months ended March 31, 2010 and 2009.

The following is a summary of deferrals as a percentage of receivables outstanding:

	March 31, 2010	June 30, 2009
Never deferred	65.9%	66.9%

Deferred:
1-2 times	24.4	26.0
3-4 times	9.6	7.0
Greater than 4 times	0.1	0.1

Total deferred	34.1	33.1

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Repossession charge-offs	$324,333	$458,078	$1,027,966	$1,223,480
Less: Recoveries	(145,759)	(178,541)	(444,606)	(479,147)
Mandatory charge-offs (a)	(10,181)	(39,737)	22,763	86,491

Net charge-offs	$168,393	$239,800	$606,123	$830,824

Net charge-offs as an annualized percentage of average receivables:	7.6%	7.8%	8.3%	8.2%

Recoveries as a percentage of gross repossession charge-offs:	44.9%	39.0%	43.3%	39.2%

(a)	Mandatory charge-offs includes accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as an annualized percentage of average finance receivables for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was a result of favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and an increase in recovery rates.

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

We used cash of $1,196.3 million and $1,112.1 million for the purchase of finance receivables during the nine months ended March 31, 2010 and 2009, respectively. These purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables through securitization transactions.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of March 31, 2010, credit facilities consisted of the following (in millions):

Facility Type	Maturity	Facility Amount	Advances Outstanding

Master/Syndicated warehouse facility (a)	February 2011	$1,300.0
Medium term note facility (b)			$658.1

		$1,300.0	$658.1

(a)	The revolving period under this facility ends in February 2011 and any outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2012 when any remaining amount outstanding will be due and payable.
(b)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facilities. Additionally, the funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2010, we were in compliance with all covenants in our credit facilities.

On February 26, 2010, we increased and extended our master/syndicated warehouse facility. The borrowing capacity available under the facility increased to $1.3 billion from $1.0 billion and includes commitments from eight lenders.

Securitizations

We have completed 69 securitization transactions through March 31, 2010, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LB”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2010
2005-1	April 2005	$750.0	$26.6
2005-B-M	June 2005	1,350.0	82.8
2005-C-F	August 2005	1,100.0	89.7
2005-D-A	November 2005	1,400.0	146.6
2006-1	March 2006	945.0	101.4
2006-R-M	May 2006	1,200.0	298.1
2006-A-F	July 2006	1,350.0	246.3
2006-B-G	September 2006	1,200.0	263.2
2007-A-X	January 2007	1,200.0	316.1
2007-B-F	April 2007	1,500.0	468.0
2007-1 (APART)	May 2007	1,000.0	304.2
2007-C-M	July 2007	1,500.0	541.3
2007-D-F	September 2007	1,000.0	390.8
2007-2-M (APART)	October 2007	1,000.0	392.4
2008-A-F	May 2008	750.0	384.1
2008-1	October 2008	500.0	263.9
2008-2	November 2008	500.0	274.3
2009-1	July 2009	725.0	500.0
2009-1 (APART)	October 2009	227.5	188.8
2010-1	February 2010	600.0	581.2
2010-A	March 2010	200.0	200.0
BV2005-LJ-1	February 2005	232.1	14.7
BV2005-LJ-2 (a)	July 2005	185.6	14.4
BV2005-3	December 2005	220.1	27.1
LB2004-C	December 2004	350.0	8.3
LB2005-A	June 2005	350.0	21.1
LB2005-B	October 2005	350.0	29.0
LB2006-A	May 2006	450.0	61.9
LB2006-B	September 2006	500.0	98.0
LB2007-A	March 2007	486.0	128.2

Total active securitizations		$23,121.3	$6,462.5

(a)	Balance at March 31, 2010, does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

Since the beginning of fiscal 2009, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or higher rated, asset-backed securities. On February 4, 2010, we closed a $600 million senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust (“AMCAR”) 2010-1, that has initial cash deposit and overcollateralization requirements of 15.0% in order to provide credit enhancement for the asset-backed securities sold, including the triple-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell lower rated subordinated bonds at rates we consider acceptable.

The second type of securitization structure we have utilized involves the purchase of a financial guaranty insurance policy issued by an insurer. On March 31, 2010, we closed a $200 million securitization transaction, AMCAR 2010-A, which was insured by Assured Guaranty Municipal Corp. (“Assured”), and has initial cash deposit and overcollateralization requirements of 18.0%. The asset-backed securities sold had an underlying rating of single-A without considering the benefit of the financial guaranty insurance policy.

Certain cash flows related to securitization transactions were as follows (in millions):

	Nine Months Ended March 31,
	2010	2009

Initial credit enhancement deposits:
Restricted cash	$41.1	$25.8
Overcollateralization	450.8	289.1
Distributions from Trusts	242.3	343.1

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

As of March 31, 2010, we have exceeded certain portfolio performance ratios in several AMCAR and LB securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and we currently believe it is unlikely that an event of default would be declared and our servicing rights terminated if we were to exceed these higher targeted ratios, there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of March 31, 2010, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

On January 22, 2010, we entered into an agreement with Assured to increase the levels of additional specified targeted portfolio performance ratios in the AMCAR 2007-D-F, AMCAR 2008-A-F, LB2006-B and LB2007-A securitizations. As part of this agreement, we deposited $38.0 million in the AMCAR 2007-D-F securitization restricted cash account and $57.0 million in the AMCAR 2008-A-F securitization restricted cash account. This cash is expected to be distributed to us over time as the securitization notes payable pay down.

Contractual Obligations

As of March 31, 2010, we had liabilities, included in accrued taxes and expenses on the consolidated balance sheets, associated with uncertain tax positions of $53.4 million. Due to uncertainty regarding the timing of future cash flows associated with those liabilities, a reasonable estimate of the period of cash settlement is not determinable.

Recent Accounting Pronouncements and Accounting Changes

On January 21, 2010, the FASB issued ASU 2010-06 to add new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU became effective during the three months ended March 31, 2010 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

On February 10, 2010, the FASB issued ASU 2010-09 to amend certain recognition and disclosure requirements regarding subsequent events. This ASU became effective on the issue date and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	REMOVED AND RESERVED

Not Applicable

Item 5.	OTHER INFORMATION

On May 7, 2010, AmeriCredit Corp. (“AmeriCredit”) entered into amended and restated employment agreements that materially modified its prior agreements with its principal financial officer and certain other named executive officers. The existing agreements between AmeriCredit and its principal financial officer, Chris A. Choate, and its chief credit and risk officer, Steven P. Bowman, have been modified to provide that the executives will observe a three-year covenant to not compete if their employment is terminated following a change of control. The existing agreements between AmeriCredit and its executive officers responsible for operational matters, Kyle R. Birch and Brian S. Mock, have been modified to provide that, in the event of a termination of employment following a change of control, these officers will be entitled to severance payments of three year’s of annual compensation and will not compete with AmeriCredit for three years following the termination of employment. Also on May 7, 2010, AmeriCredit and its principal executive officer, Daniel E. Berce, entered into an amended and restated employment agreement but no material changes were made to the terms and conditions of this agreement.

Item 6.	EXHIBITS

10.1	Second Amended and Restated Employment Agreement, dated May 7, 2010, between AmeriCredit Corp. and Daniel E. Berce

10.2	Amended and Restated Employment Agreement, dated May 7, 2010, between AmeriCredit Corp. and Kyle R. Birch

10.3	Second Amended and Restated Employment Agreement, dated May 7, 2010, between AmeriCredit Corp. and Steven P. Bowman

10.4	Second Amended and Restated Employment Agreement, dated May 7, 2010, between AmeriCredit Corp. and Chris A. Choate

10.5	Amended and Restated Employment Agreement, dated May 7, 2010, between AmeriCredit Corp. and Brian S. Mock

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmeriCredit Corp.
(Registrant)

Date: May 7, 2010	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer