Form 10-Q
period 2010-09-30
General Motors Financial Company, Inc.
filed 2010-11-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10667

General Motors Financial Company, Inc.

(formerly AmeriCredit Corp.)

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

There were 500 shares of common stock, $0.01 par value outstanding as of November 9, 2010.

GENERAL MOTORS FINANCIAL COMPANY, INC.

(formerly AMERICREDIT CORP.)

Part I.    FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

GENERAL MOTORS FINANCIAL COMPANY, INC.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	September 30, 2010	June 30, 2010
Assets
Cash and cash equivalents	$537,529	$282,273
Finance receivables, net	8,147,086	8,160,208
Restricted cash – securitization notes payable	975,942	930,155
Restricted cash – credit facilities	134,468	142,725
Property and equipment, net	36,592	37,734
Leased vehicles, net	54,730	94,677
Deferred income taxes	77,999	81,836
Other assets	143,064	151,425

Total assets	$10,107,410	$9,881,033

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$617,415	$598,946
Securitization notes payable	6,273,224	6,108,976
Senior notes	70,620	70,620
Convertible senior notes	419,693	414,068
Accrued taxes and expenses	208,438	210,013
Interest rate swap agreements	60,895	70,421
Other liabilities	6,504	7,565

Total liabilities	7,656,789	7,480,609

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized; none issued
Common stock, $.01 par value per share, 350,000,000 shares authorized; 137,751,364 and 136,856,360 shares issued	1,378	1,369
Additional paid-in capital	321,576	327,095
Accumulated other comprehensive income	17,153	11,870
Retained earnings	2,150,480	2,099,005

	2,490,587	2,439,339

Treasury stock, at cost (1,955,736 and 1,916,510 shares)	(39,966)	(38,915)

Total shareholders’ equity	2,450,621	2,400,424

Total liabilities and shareholders’ equity	$10,107,410	$9,881,033

GENERAL MOTORS FINANCIAL COMPANY, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2010	2009
Revenue
Finance charge income	$342,349	$389,796
Other income	30,275	23,488

	372,624	413,284

Costs and expenses
Operating expenses	68,855	68,862
Leased vehicles expenses	6,539	10,110
Provision for loan losses	74,618	157,951
Interest expense	89,364	130,148
Acquisition expenses	42,651
Restructuring charges, net	(39)	(37)

	281,988	367,034

Income before income taxes	90,636	46,250

Income tax provision	39,336	20,489

Net income	51,300	25,761

Other comprehensive income
Unrealized gains on cash flow hedges	6,255	7,411
Foreign currency translation adjustment	2,055	6,924
Income tax provision	(3,027)	(5,176)

Other comprehensive income	5,283	9,159

Comprehensive income	$56,583	$34,920

Earnings per share
Basic	$0.38	$0.19

Diluted	$0.37	$0.19

Weighted average shares
Basic	135,232,827	133,229,960

Diluted	140,302,755	136,083,460

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$51,300	$25,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,649	22,824
Accretion and amortization of loan fees	(942)	2,375
Provision for loan losses	74,618	157,951
Deferred income taxes	452	15,517
Non-cash interest charges on convertible debt	5,625	5,249
Stock-based compensation expense	5,019	2,968
Amortization of warrant costs		1,968
Other	(13,800)	(6,817)
Changes in assets and liabilities:
Other assets	16,373	1,305
Accrued taxes and expenses	(8,552)	(6,657)
Income tax receivable		113,207

Net cash provided by operating activities	144,742	335,651

Cash flows from investing activities:
Purchases of receivables	(940,763)	(217,920)
Principal collections and recoveries on receivables	883,807	912,121
Purchases of property and equipment	(312)	(152)
Change in restricted cash – securitization notes payable	(45,787)	(21,698)
Change in restricted cash – credit facilities	8,257	24,798
Change in other assets	40,193	10,387

Net cash (used) provided by investing activities	(54,605)	707,536

Cash flows from financing activities:
Net change in credit facilities	(68,030)	(611,065)
Issuance of securitization notes payable	1,050,000	725,000
Payments on securitization notes payable	(795,512)	(885,950)
Debt issuance costs	(7,686)	(2,704)
Proceeds from issuance of common stock	2,138	1,136
Cash settlement of share based awards	(16,062)
Other net changes	313	(119)

Net cash provided (used) by financing activities	165,161	(773,702)

Net increase in cash and cash equivalents	255,298	269,485
Effect of Canadian exchange rate changes on cash and cash equivalents	(42)	(666)
Cash and cash equivalents at beginning of period	282,273	193,287

Cash and cash equivalents at end of period	$537,529	$462,106

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

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

The consolidated financial statements as of September 30, 2010, and for the three months ended September 30, 2010 and 2009, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Subsequent Events

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. Following the Merger, our name was changed to General Motors Financial Company, Inc.

These financial statements do not reflect the purchase accounting adjustments that will be made as a result of the Merger.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	September 30, 2010	June 30, 2010
Finance receivables unsecuritized, net of fees	$1,219,025	$1,533,673
Finance receivables securitized, net of fees	7,456,550	7,199,845
Less allowance for loan losses	(528,489)	(573,310)

	$8,147,086	$8,160,208

Finance receivables securitized represent receivables transferred to our special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Finance receivables unsecuritized include $589.9 million and $651.3 million pledged under our credit facilities as of September 30, 2010, and June 30, 2010, respectively.

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $508.5 million and $491.2 million of delinquent finance receivables as of September 30, 2010, and June 30, 2010, respectively.

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Balance at beginning of period	$573,310	$890,640
Provision for loan losses	74,618	157,951
Net charge-offs	(119,439)	(222,633)

Balance at end of period	$528,489	$825,958

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Receivables securitized	$1,164,267	$981,056
Net proceeds from securitization	1,050,000	725,000
Servicing fees (a)	43,663	53,107
Distributions	110,930	74,624

(a)	Cash flows received for servicing securitizations accounted for as secured financings are included in finance charge income on the consolidated statements of income.

As of September 30, 2010 and June 30, 2010, we were servicing $7.5 billion and $7.2 billion, respectively, of finance receivables that have been transferred to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	September 30, 2010	June 30, 2010
Medium term note facility	$543,843	$598,946
Wachovia funding facilities	73,572

	$617,415	$598,946

Further detail regarding terms and availability of our credit facilities as of September 30, 2010, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (e)
Master/Syndicated warehouse facility(a):	$1,300,000			$300
GM revolving credit facility (b):	300,000
Medium term note facility (c):		$543,843	$589,936	105,180
Wachovia funding facilities (d):		73,572

	$1,600,000	$617,415	$589,936	$105,480

(a)	In February 2011 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2012 when the remaining balance will be due and payable.
(b)	On September 30, 2010, we entered into a six month unsecured revolving credit facility with General Motors Holdings LLC.
(c)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(d)	Advances under the Wachovia funding facilities are currently secured by $77.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. In accordance with the adoption of new accounting guidance regarding consolidation of variable interest entities, the Wachovia funding facilities were consolidated effective July 1, 2010. These facilities are amortizing in accordance with the underlying securitization transaction.
(e)	These amounts do not include cash collected on finance receivables pledged of $29.0 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our master/syndicated warehouse and medium term note facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our credit facilities. Additionally, the credit facilities, other than the GM facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the master/syndicated warehouse facility, restrict our ability to obtain additional borrowings under this facility. As of September 30, 2010, we were in compliance with all covenants in our credit facilities.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two one-year funding facilities under which Wachovia would provide total funding of $117.7 million secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained initial funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. The facilities will continue to amortize in accordance with the securitization transaction until paid off. As part of the transaction, we issued a warrant to Wachovia pursuant to which the holder or holder of the warrant could purchase 1,000,000 shares of our common stock, on or prior to September 24, 2015 at an exercise price of $13.55 per share. On August 10, 2010, Wachovia exercised the warrant at a price of $24.12 per share in a cashless exercise and received a net settlement of 438,112 shares of our common stock. In accordance with the adoption of new accounting guidance regarding consolidation of variable interest entities, the Wachovia funding facilities were consolidated effective July 1, 2010.

Debt issuance costs are being amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $5.7 million and $8.3 million as of September 30, 2010 and June 30, 2010, respectively, are included in other assets on the consolidated balance sheets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. Debt issuance costs are being amortized over the expected term of the securitizations on an effective yield basis. Unamortized costs of $23.9 million and $19.7 million as of September 30, 2010 and June 30, 2010, respectively, are included in other assets on the consolidated balance sheets.

Securitization notes payable as of September 30, 2010, consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance
2005-C-F	June 2012	$1,100,000	4.5%	$58,150	$53,024
2005-D-A	November 2012	1,400,000	4.9%	102,189	93,663
2006-1	May 2013	945,000	5.3%	86,759	68,132
2006-R-M	January 2014	1,200,000	5.4%	236,448	213,922
2006-A-F	September 2013	1,350,000	5.6%	193,237	176,342
2006-B-G	September 2013	1,200,000	5.2%	212,929	194,880
2007-A-X	October 2013	1,200,000	5.2%	262,089	240,576
2007-B-F	December 2013	1,500,000	5.2%	390,138	358,792
2007-1	March 2016	1,000,000	5.4%	223,104	227,332
2007-C-M	April 2014	1,500,000	5.5%	462,531	424,725
2007-D-F	June 2014	1,000,000	5.5%	334,869	308,131
2007-2-M	March 2016	1,000,000	5.3%	318,783	305,461
2008-A-F	October 2014	750,000	6.0%	382,105	305,426
2008-1 (a)	January 2015	500,000	8.7%	316,308	104,361
2008-2	April 2015	500,000	10.5%	337,707	190,596
2009-1	January 2016	725,000	7.5%	605,037	407,045
2009-1 (APART)	July 2017	227,493	2.7%	203,006	146,318
2010-1	July 2017	600,000	3.7%	547,736	454,741
2010-A	July 2017	200,000	3.1%	207,431	166,485
2010-2	June 2016	600,000	3.8%	561,665	521,365
2010-B	November 2017	200,000	2.2%	225,775	194,655
2010-3	January 2018	850,000	2.5%	914,809	849,924
BV2005-LJ-1 (b)	May 2012	232,100	5.1%	8,070	8,562
BV2005-LJ-2 (b)(d)	February 2014	185,596	4.6%	9,711	8,804
BV2005-3 (b)	June 2014	220,107	5.1%	17,327	18,245
LB2005-A (b)	April 2012	350,000	4.1%	10,667	11,462
LB2005-B (b)	June 2012	350,000	4.4%	18,752	16,414
LB2006-A (b)	May 2013	450,000	5.4%	44,748	38,941
LB2006-B (b)	September 2013	500,000	5.2%	68,009	70,052
LB2007-A	January 2014	486,000	5.0%	96,461	94,848

		$22,321,296		$7,456,550	$6,273,224

(a)	Note balance does not include $77.4 million of asset-backed securities pledged to the Wachovia funding facilities, which were consolidated effective July 1, 2010.
(b)	Transactions relate to securitization Trusts acquired by us.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
(d)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of September 30, 2010, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 6 – SENIOR NOTES AND CONVERTIBLE SENIOR NOTES

Senior notes and convertible senior notes consist of the following (in thousands):

	September 30, 2010	June 30, 2010

8.5% Senior Notes (due June 2015)	$70,620	$70,620

0.75% Convertible Senior Notes (due in September 2011)	247,000	247,000
Debt discount	(14,138)	(17,645)

2.125% Convertible Senior Notes (due in September 2013)	215,017	215,017
Debt discount	(28,186)	(30,304)

	$419,693	$414,068

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

As a result of the Merger, the holders of the senior notes and the convertible senior notes have the right to require us to repurchase some or all of their notes as provided in the indentures for such notes. The repurchase dates for any notes tendered to us pursuant to procedures previously delivered to holders of senior notes and convertible senior notes are December 3, 2010 with respect to the senior notes, and December 10, 2010, with respect to the convertible senior notes. The repurchase price with respect to the senior notes is 101% of the principal amount of the notes plus accrued interest and the repurchase price with respect to the convertible senior notes is the principal amount of the notes plus accrued interest. Also, pursuant to the terms of the convertible senior notes indentures a “make-whole” payment of $0.69 per $1,000 of principal amount of the convertible senior notes due in 2011 and $0.81 per $1,000 of principal amount of the convertible senior notes due in 2013 will be made to those who elect to convert as a result of the Merger.

Interest expense related to the convertible senior notes consists of the following (in thousands):

	Three Months Ended September 30,
	2010	2009
Contractual interest	$1,605	$1,605
Discount amortization	5,625	5,249

Total interest expense related to convertible senior notes	$7,230	$6,854

Debt issuance costs related to the senior notes and the convertible senior notes are being amortized to interest expense over the expected term of the notes; unamortized costs of $0.9 million and $0.9 million related to the senior notes and $2.5 million and $2.8 million related to the convertible senior notes are included in other assets on the consolidated balance sheets as of September 30, 2010 and June 30, 2010, respectively.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	September 30, 2010		June 30, 2010
	Notional	Fair Value	Notional	Fair Value
Assets

Interest rate swaps (a)	$1,460,103	$27,364	$1,682,182	$26,194
Interest rate caps (a)	837,475	2,027	774,456	3,188

Total assets	$2,297,578	$29,391	$2,456,638	$29,382

Liabilities

Interest rate swaps	$1,460,103	$60,895	$1,682,182	$70,421
Interest rate caps (b)	691,420	2,089	708,287	3,320
Foreign currency contracts (b)(c)	55,572	1,589	58,470	1,206

Total liabilities	$2,207,095	$64,573	$2,448,939	$74,947

(a)	Included in other assets on the consolidated balance sheet.
(b)	Included in other liabilities on the consolidated balance sheet.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the quarter end rate.

Interest rate swap agreements designated as hedges had unrealized losses of approximately $47.5 million and $53.8 million included in accumulated other comprehensive income as of September 30, 2010, and June 30, 2010, respectively. The ineffectiveness related to the interest rate swap agreements was immaterial for the three months ended September 30, 2010 and 2009. We estimate approximately $39.0 million of unrealized losses included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $5.4 million and $5.4 million included in interest expense on the consolidated statements of income for the three months ended September 30, 2010 and 2009, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30, 2010, and June 30, 2010, these restricted cash accounts totaled $25.3 million and $26.7 million, respectively, and are included in other assets on the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated statements of income and comprehensive income for the three month periods ended September 30, 2010 and 2009 (in thousands):

	Income (Losses) Recognized In Income		(Losses) Recognized in Accumulated Other Comprehensive Income		(Losses) Reclassified From Accumulated Other Comprehensive Income into Income (c)
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Non-Designated Hedges:
Interest rate contracts (a)	$5,478	$5,924
Foreign currency contracts (b)	(383)	(2,210)

Total	$5,095	$3,714

Designated Hedges:
Interest rate contracts (a)	$(85)	$20	$(8,218)	$(15,833)	$(14,473)	$(23,244)

Total	$(85)	$20	$(8,218)	$(15,833)	$(14,473)	$(23,244)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Losses recognized in income are included in operating expenses.
(c)	Losses reclassified from AOCI into income for effective and ineffective portions are included in interest expense.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

(A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

(B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

(C)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value on a recurring basis at September 30, 2010:

	September 30, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value

Assets
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$2,027		$2,027
Interest rate swaps (C)			$27,364	27,364

Total assets	$	$2,027	$27,364	$29,391

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (C)			$60,895	$60,895
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$2,089		2,089
Foreign currency contracts (A)		1,589		1,589

Total liabilities	$	$3,678	$60,895	$64,573

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value

Assets
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$3,188		$3,188
Interest rate swaps (C)			$26,194	26,194

Total assets	$	$3,188	$26,194	$29,382

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (C)			$70,421	$70,421
Derivatives not designated as hedging instruments:
Interest rate caps (A)		$3,320		3,320
Foreign currency contracts (A)		1,206		1,206

Total liabilities	$	$4,526	$70,421	$74,947

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at July 1, 2010	$26,194	$(70,421)
Total realized and unrealized gains
Included in earnings	5,417	(85)
Included in other comprehensive income		(8,218)
Settlements	(4,247)	17,829

Balance at September 30, 2010	$27,364	$(60,895)

Derivatives

The fair values of our interest rate caps and foreign currency contracts are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

Our interest rate swaps are not exchange traded but instead are traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impacts of our and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative assets and liabilities.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $532.6 million as of September 30, 2010, and June 30, 2010. See guarantor consolidating financial statements in Note 14.

Limited Corporate Guarantees of Indebtedness

We guaranteed the timely payment of interest and ultimate payment of principal on the Class B and Class C asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or, prior to the Merger, shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

On July 21, 2010, we entered into the Merger Agreement. The following litigation has been commenced with respect to the proposed Merger:

On July 27, 2010, an action styled Robert Hatfield, Derivatively on behalf of AmeriCredit Corp. vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 017 246937 10 (the “Hatfield Case”). In the Hatfield Case, the plaintiff alleges, among other allegations, that the individual defendants, who are or were members of our Board of Directors, breached their fiduciary duties with regards to the transaction between us and GM Holdings. Among other relief, the complaint sought to enjoin the closing of the transaction, and seeks to require us to rescind the transaction and the recovery of attorney fees and expenses.

On July 28, 2010, an action styled Labourers’ Pension Fund of Central and Eastern Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp., Clifton H. Morris, Jr., Daniel E. Berce, Bruce R. Berkowitz, John R. Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Justin R. Wheeler and General Motors Company, Defendants, was filed in the District Court of Tarrant County, Texas, Cause No. 236 246960 10 (the “Labourers’ Pension Fund Case”). In the Labourers’ Pension Fund Case, the plaintiff seeks class action status and alleges that certain current and former members of our Board of Directors breached their fiduciary duties in negotiating and approving the transaction between us and GM Holdings. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the pending transaction and seeks the recovery of damages on behalf of shareholders and the recovery of attorney fees and expenses. The court has not yet determined whether the case may be maintained as a class action.

On August 6, 2010, an action styled Carla Butler, Derivatively on behalf of AmeriCredit Corp., Plaintiff vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 67 247227-10 (the “Butler Case”). In the Butler Case, like previously filed litigation related to the transaction between us and GM Holdings, the complaint alleges that our individual officers and certain current and former directors breached their fiduciary duties. Among other relief, the complaint sought to rescind the transaction and enjoin its consummation and also seeks an award of plaintiff costs and disbursements including attorneys’ and expert fees.

On September 1, 2010, an action styled Douglas Mogle, Plaintiff vs. AmeriCredit Corp., Clifton H. Morris, Jr., Daniel E. Berce, Bruce R. Berkowitz, John R. Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Justin R. Wheeler, Leucadia National Corporation, Fairholme Funds Inc., and General Motors Company, was filed in the District Court of Tarrant County, Texas, Cause No. 153 247833 10 (the “Mogle Case”). In the Mogle Case, like previously filed litigation related to the transaction between us and GM Holdings, the complaint alleges that our individual officers and certain current and former directors breached their fiduciary duties. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the transaction and seeks the recovery of damages on behalf of shareholders and the recovery of attorney fees and expenses. The court has not yet determined whether the case may be maintained as a class action.

We believe that the claims alleged in the Hatfield Case, the Labourers’ Pension Fund Case, the Butler Case and the Mogle Case are without merit and we intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

NOTE 10 – INCOME TAXES

We had unrecognized tax benefits of $42.7 million and $42.5 million at September 30, 2010 and June 30, 2010, respectively. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $18.5 million and $17.6 million at September 30, 2010 and June 30, 2010, respectively, which includes the federal benefit of state taxes.

At September 30, 2010, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $15.8 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of July 1, 2010, accrued interest and penalties associated with uncertain tax positions were $12.1 million and $8.5 million, respectively. During the three months ended September 30, 2010, we accrued an additional $0.9 million in potential interest and $0.2 million in potential penalties associated with uncertain tax positions.

We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings and recognize tax benefits and interest and penalties associated with uncertain tax positions as appropriate.

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. Our consolidated federal income tax returns for fiscal years 2009, 2008, 2007 and 2006 are under audit by the Internal Revenue Service (“IRS”). Our federal income tax returns prior to fiscal year 2006 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our tax returns are currently under examination in various state tax jurisdictions.

Our effective income tax rate was 43.4% and 44.3% for the three months ended September 30, 2010 and 2009, respectively. The September 30, 2010 effective tax rate was negatively impacted primarily by the nondeductibility of certain payments to our executive officers related to the merger with GM. The September 30, 2009 effective tax rate was negatively impacted primarily by state income tax rates and adjustments to state deferred tax assets and liabilities.

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

NOTE 11 – EARNINGS PER SHARE

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2010	2009
Net income	$51,300	$25,761

Basic weighted average shares	135,232,827	133,229,960

Incremental shares resulting from assumed conversions: Stock based compensation and warrants	5,069,928	2,853,500

Diluted weighted average shares	140,302,755	136,083,460

Earnings per share:
Basic	$0.38	$0.19

Diluted	$0.37	$0.19

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share has been computed by dividing net income by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.4 million and 1.8 million shares of common stock for the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for the three months ended September 30, 2010 and 2009, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended September 30,
	2010	2009
Interest costs (none capitalized)	$90,490	$127,482
Income taxes	28,904	71

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (“FASB”) guidance regarding disclosures about fair value of financial instruments requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Disclosures about fair value of financial instruments exclude certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			September 30, 2010		June 30, 2010
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$537,529	$537,529	$282,273	$282,273
Finance receivables, net	(b	)	8,147,086	8,127,397	8,160,208	8,110,223
Restricted cash – securitization notes payable	(a	)	975,942	975,942	930,155	930,155
Restricted cash – credit facilities	(a	)	134,468	134,468	142,725	142,725
Restricted cash – other	(a	)	25,590	25,590	26,960	26,960
Interest rate swap agreements	(d	)	27,364	27,364	26,194	26,194
Interest rate cap agreements purchased	(d	)	2,027	2,027	3,188	3,188
Financial liabilities:
Credit facilities	(c	)	617,415	617,415	598,946	598,946
Securitization notes payable	(d	)	6,273,224	6,408,808	6,108,976	6,230,902
Senior notes	(d	)	70,620	73,445	70,620	70,620
Convertible senior notes	(d	)	419,693	458,861	414,068	414,007
Interest rate swap agreements	(d	)	60,895	60,895	70,421	70,421
Interest rate cap agreements sold	(d	)	2,089	2,089	3,320	3,320
Foreign currency hedge contracts	(d	)	1,589	1,589	1,206	1,206

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of the finance receivables is estimated based upon forecast cash flows on the receivables discounted using a weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, foreign currency contracts, securitization notes payable, senior notes, convertible senior notes and foreign currency contracts are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

NOTE 14 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are our wholly-owned consolidated subsidiaries and are jointly, severally, fully and unconditionally liable for the obligations represented by the senior notes and convertible senior notes. We believe that the consolidating financial information for General Motors Financial Company, Inc., the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

General Motors Financial Company, Inc.

Consolidating Balance Sheet

September 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$530,571	$6,958		$537,529
Finance receivables, net		589,644	7,557,442		8,147,086
Restricted cash - securitization notes payable			975,942		975,942
Restricted cash - credit facilities			134,468		134,468
Property and equipment, net	$5,110	31,482			36,592
Leased vehicles, net		2,178	52,552		54,730
Deferred income taxes	57,944	125,678	(105,623)		77,999
Other assets	3,342	85,832	53,890		143,064
Due from affiliates	678,457		1,998,548	$(2,677,005)
Investment in affiliates	2,333,647	3,874,952	820,380	(7,028,979)

Total assets	$3,078,500	$5,240,337	$11,494,557	$(9,705,984)	$10,107,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$617,415		$617,415
Securitization notes payable			6,273,224		6,273,224
Senior notes	$70,620				70,620
Convertible senior notes	419,693				419,693
Accrued taxes and expenses	137,566	$31,453	39,419		208,438
Interest rate swap agreements			60,895		60,895
Other liabilities		6,504			6,504
Due to affiliates		2,677,005		$(2,677,005)

Total liabilities	627,879	2,714,962	6,990,953	(2,677,005)	7,656,789

Shareholders’ equity:
Common stock	1,378	107,592		(107,592)	1,378
Additional paid-in capital	321,576	75,887	1,279,497	(1,355,384)	321,576
Accumulated other comprehensive income (loss)	17,153	50,238	(30,847)	(19,391)	17,153
Retained earnings	2,150,480	2,291,658	3,254,954	(5,546,612)	2,150,480

	2,490,587	2,525,375	4,503,604	(7,028,979)	2,490,587
Treasury stock	(39,966)				(39,966)

Total shareholders’ equity	2,450,621	2,525,375	4,503,604	(7,028,979)	2,450,621

Total liabilities and shareholders’ equity	$3,078,500	$5,240,337	$11,494,557	$(9,705,984)	$10,107,410

General Motors Financial Company, Inc.

Consolidating Balance Sheet

June 30, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$275,139	$7,134		$282,273
Finance receivables, net		823,241	7,336,967		8,160,208
Restricted cash - securitization notes payable			930,155		930,155
Restricted cash - credit facilities			142,725		142,725
Property and equipment, net	$5,194	32,540			37,734
Leased vehicles, net		3,194	91,483		94,677
Deferred income taxes	13,118	107,912	(39,194)		81,836
Other assets	3,751	97,010	50,664		151,425
Due from affiliates	741,354		1,857,097	$(2,598,451)
Investment in affiliates	2,256,871	3,753,620	820,266	(6,830,757)

Total assets	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Credit facilities			$598,946		$598,946
Securitization notes payable			6,108,976		6,108,976
Senior notes	$70,620				70,620
Convertible senior notes	414,068				414,068
Accrued taxes and expenses	135,058	$34,229	40,726		210,013
Interest rate swap agreements			70,421		70,421
Other liabilities	118	7,447			7,565
Due to affiliates		2,598,451		$(2,598,451)

Total liabilities	619,864	2,640,127	6,819,069	(2,598,451)	7,480,609

Shareholders’ equity:
Common stock	1,369	110,457		(110,457)	1,369
Additional paid-in capital	327,095	75,887	1,272,491	(1,348,378)	327,095
Accumulated other comprehensive income (loss)	11,870	45,256	(34,818)	(10,438)	11,870
Retained earnings	2,099,005	2,220,929	3,140,555	(5,361,484)	2,099,005

	2,439,339	2,452,529	4,378,228	(6,830,757)	2,439,339
Treasury stock	(38,915)				(38,915)

Total shareholders’ equity	2,400,424	2,452,529	4,378,228	(6,830,757)	2,400,424

Total liabilities and shareholders’ equity	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

General Motors Financial Company, Inc.

Consolidating Statement of Income

Three Months Ended September 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$39,846	$302,503		$342,349
Other income	$8,644	92,609	139,765	$(210,743)	30,275
Equity in income of affiliates	70,729	114,399		(185,128)

	79,373	246,854	442,268	(395,871)	372,624

Costs and expenses
Operating expenses	18,104	4,110	46,641		68,855
Leased vehicles expenses		867	5,672		6,539
Provision for loan losses		57,628	16,990		74,618
Interest expense	11,394	94,245	194,468	(210,743)	89,364
Acquisition expenses	6,199	36,452			42,651
Restructuring charges, net		(39)			(39)

	35,697	193,263	263,771	(210,743)	281,988

Income before income taxes	43,676	53,591	178,497	(185,128)	90,636

Income tax (benefit) provision	(7,624)	(17,138)	64,098		39,336

Net income	$51,300	$70,729	$114,399	$(185,128)	$51,300

General Motors Financial Company, Inc.

Consolidating Statement of Income

Three Months Ended September 30, 2009

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$19,324	$370,472		$389,796
Other income	$4,958	87,417	162,952	$(231,839)	23,488
Equity in income of affiliates	34,348	42,655		(77,003)

	39,306	149,396	533,424	(308,842)	413,284

Costs and expenses
Operating expenses	3,406	14,027	51,429		68,862
Leased vehicles expenses		349	9,761		10,110
Provision for loan losses		13,498	144,453		157,951
Interest expense	13,290	90,260	258,437	(231,839)	130,148
Restructuring charges, net		(37)			(37)

	16,696	118,097	464,080	(231,839)	367,034

Income before income taxes	22,610	31,299	69,344	(77,003)	46,250

Income tax (benefit) provision	(3,151)	(3,049)	26,689		20,489

Net income	$25,761	$34,348	$42,655	$(77,003)	$25,761

General Motors Financial Company, Inc.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$51,300	$70,729	$114,399		$(185,128)	$51,300
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		486	1,513	12,650			14,649
Accretion and amortization of loan fees			141	(1,083)			(942)
Provision for loan losses			57,628	16,990			74,618
Deferred income taxes		(46,078)	(17,614)	64,144			452
Stock-based compensation expense		5,625					5,625
Non-cash interest charges on convertible debt		5,019					5,019
Other			(2,362)	(11,438)			(13,800)
Equity in income of affiliates		(70,729)	(114,399)			185,128
Changes in assets and liabilities:
Other assets		4,085	11,280	1,008			16,373
Accrued taxes and expenses		1,026	(9,295)	(283)			(8,552)

Net cash provided (used) by operating activities		(49,266)	(2,379)	196,387			144,742

Cash flows from investing activities:
Purchases of receivables			(940,763)	(1,155,706)		1,155,706	(940,763)
Principal collections and recoveries on receivables			(28,055)	911,862			883,807
Net proceeds from sale of receivables			1,155,706			(1,155,706)
Purchases of property and equipment		1	(313)				(312)
Change in restricted cash — securitization notes payable				(45,787)			(45,787)
Change in restricted cash — credit facilities				8,257			8,257
Change in other assets			(403)	40,596			40,193
Net change in investment in affiliates		(2,076)	(4,180)	(114)		6,370

Net cash (used) provided by investing activities		(2,075)	181,992	(240,892)		6,370	(54,605)

Cash flows from financing activities:
Net change in credit facilities				(68,030)			(68,030)
Issuance of securitization notes payable				1,050,000			1,050,000
Payments on securitization notes payable				(795,512)			(795,512)
Debt issuance costs				(7,686)			(7,686)
Proceeds from issuance of common stock		2,138	(2,865)	7,006		(4,141)	2,138
Cash settlement of share based awards		(16,062)					(16,062)
Other net changes		313					313
Net change in due (to) from affiliates		62,897	78,603	(141,449)		(51)

Net cash provided by financing activities		49,286	75,738	44,329		(4,192)	165,161

Net increase (decrease) in cash and cash equivalents		(2,055)	255,351	(176)		2,178	255,298

Effect of Canadian exchange rate changes on cash and cash equivalents		2,055	81			(2,178)	(42)

Cash and cash equivalents at beginning of period			275,139	7,134			282,273

Cash and cash equivalents at end of period	$		$530,571	$6,958	$		$537,529

General Motors Financial Company, Inc.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2009

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$25,761	$34,348	$42,655		$(77,003)	$25,761
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		500	3,026	19,298			22,824
Accretion and amortization of loan fees			(2,218)	4,593			2,375
Provision for loan losses			13,498	144,453			157,951
Deferred income taxes		(8,124)	(3,048)	26,689			15,517
Non-cash interest charges on convertible debt		5,249					5,249
Stock-based compensation expense		2,968					2,968
Amortization of warrant costs		1,968					1,968
Other			(2,284)	(4,533)			(6,817)
Equity in income of affiliates		(34,348)	(42,655)			77,003
Changes in assets and liabilities:
Other assets		1,159	(4,644)	4,790			1,305
Accrued taxes and expenses		(1,676)	(3,711)	(1,270)			(6,657)
Income tax receivable		113,239	(32)				113,207

Net cash provided (used) by operating activities		106,696	(7,720)	236,675			335,651

Cash flows from investing activities:
Purchases of receivables			(217,920)	(257,339)		257,339	(217,920)
Principal collections and recoveries on receivables			56,325	855,796			912,121
Net proceeds from sale of receivables			257,339			(257,339)
Purchases of property and equipment			(152)				(152)
Change in restricted cash — securitization notes payable				(21,698)			(21,698)
Change in restricted cash — credit facilities				24,798			24,798
Change in other assets			8,257	2,130			10,387
Net change in investment in affiliates		(6,196)	688,630	6,827		(689,261)

Net cash provided (used) by investing activities		(6,196)	792,479	610,514		(689,261)	707,536

Cash flows from financing activities:
Net change in credit facilities				(611,065)			(611,065)
Issuance of securitization notes payable				725,000			725,000
Payments on securitization notes payable				(885,950)			(885,950)
Debt issuance costs		1,517		(4,221)			(2,704)
Proceeds from issuance of common stock		1,136	(13,523)	(682,636)		696,159	1,136
Other net changes		(119)					(119)
Net change in due (to) from affiliates		(109,959)	(500,628)	609,675		912

Net cash (used) provided by financing activities		(107,425)	(514,151)	(849,197)		697,071	(773,702)

Net increase (decrease) in cash and cash equivalents		(6,925)	270,608	(2,008)		7,810	269,485

Effect of Canadian exchange rate changes on cash and cash equivalents		6,925	219			(7,810)	(666)

Cash and cash equivalents at beginning of period			186,564	6,723			193,287

Cash and cash equivalents at end of period	$		$457,391	$4,715	$		$462,106

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUBSEQUENT EVENTS

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp., with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. Following the Merger, our name was changed to General Motors Financial Company, Inc.

These financial statements do not reflect the purchase accounting adjustments that will be made as a result of the Merger.

GENERAL

We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

We account for our securitization transactions as secured financings. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction and record a provision for loan losses to cover probable loan losses on the receivables.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 as compared to

Three Months Ended September 30, 2009

Changes in Finance Receivables:

A summary of changes in our finance receivables is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Balance at beginning of period	$8,733,518	$10,927,969
Loans purchased	959,004	229,073
Liquidations and other	(1,016,947)	(1,136,009)

Balance at end of period	$8,675,575	$10,021,033

Average finance receivables	$8,718,310	$10,482,453

The increase in loans purchased during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to our establishing higher loan origination goals as a result of improved access to the securitization markets, improving portfolio credit trends and stable economic environment. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size increased to $19,065 for the three months ended September 30, 2010, from $16,331 for the three months ended September 30, 2009 resulting from an increase in new car loans financed under the GM subvention program initiated in September 2009. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2010, decreased to 15.8% from 19.1% during the three months ended September 30, 2009 as a result of lower costs of funds passed through in the form of lower rates as well as lower rates on loans originated under the GM subvention program.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Finance charge income	$342,349	$389,796
Other income	30,275	23,488
Interest expense	(89,364)	(130,148)

Net margin	$283,260	$283,136

Net margin as a percentage of average finance receivables is as follows:

	Three Months Ended September 30,
	2010	2009
Finance charge income	15.6%	14.7%
Other income	1.4	0.9
Interest expense	(4.1)	(4.9)

Net margin as a percentage of average finance receivables	12.9%	10.7%

The increase in net margin as a percentage of average finance receivables for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was mainly due to higher annual percentage rates for finance receivables purchased in calendar year 2008 and 2009, reduced interest costs as a result of declining leverage and lower interest rates on securitizations completed in fiscal 2010 and the three months ended September 30, 2010.

Revenue:

Finance charge income decreased by 12.2% to $342.3 million for the three months ended September 30, 2010, from $389.8 million for the three months ended September 30, 2009, primarily due to the 16.8% decrease in average finance receivables. The effective yield on our finance receivables increased to 15.6% for the three months ended September 30, 2010, from 14.7% for the three months ended September 30, 2009. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables.

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2010	2009
Leasing income	$15,888	$11,458
Investment income	700	984
Late fees and other income	13,687	11,046

	$30,275	$23,488

For the three months ended September 30, 2010 leasing income increased, despite a decline in outstanding leases, as a result of a gain of $8.3 million on the disposition of leased vehicles upon lease termination.

Costs and Expenses:

Operating Expenses

Operating expenses were $68.9 million for the three months ended September 30, 2010 and 2009. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 75.5% and 70.1% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively.

Operating expenses as an annualized percentage of average finance receivables were 3.1% for the three months ended September 30, 2010 as compared to 2.6% for the three months ended September 30, 2009. The increase in operating expenses as a percentage of average finance receivables primarily resulted from the impact of a decreasing portfolio on our fixed cost base and higher loan origination staffing to support increased origination levels.

Provision for Loan losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2010 and 2009 reflects inherent losses on receivables originated during those quarters and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $74.6 million for the three months ended September 30, 2010, from $158.0 million for the three months ended September 30, 2009, as a result of favorable credit performance of loans originated since early calendar 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral. As an annualized percentage of average finance receivables, the provision for loan losses was 3.4% and 6.0% for the three months ended September 30, 2010 and 2009, respectively.

Interest Expense

Interest expense decreased to $89.4 million for the three months ended September 30, 2010, from $130.1 million for the three months ended September 30, 2009. Average debt outstanding was $7.0 billion and $9.2 billion for the three months ended September 30, 2010 and 2009, respectively. Our effective rate of interest on our debt decreased to 5.1% for the three months ended September 30, 2010, compared to 5.6% for the three months ended September 30, 2009, due to lower interest rates on securitizations completed in fiscal 2010 and the three months ended September 30, 2010.

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2010, primarily represent change of control payments to our executive officers, advisory, legal and professional fees and other costs related to the merger with GM.

Taxes

Our effective income tax rate was 43.4% and 44.3% for the three months ended September 30, 2010 and 2009, respectively. The September 30, 2010 effective tax rate was negatively impacted primarily by the nondeductibility of certain payments to our executive officers related to the Merger with GM. The September 30, 2009 effective tax rate was negatively impacted primarily by state income tax rates and adjustments to state deferred tax assets and liabilities.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009
Unrealized gains on cash flow hedges	$6,255	$7,411
Canadian currency translation adjustment	2,055	6,924
Income tax provision	(3,027)	(5,176)

	$5,283	$9,159

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009
Unrealized losses related to changes in fair value	$(8,218)	$(15,833)
Reclassification of net unrealized losses into earnings	14,473	23,244

	$6,255	$7,411

Unrealized losses related to changes in fair value for the three months ended September 30, 2010 and 2009, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $2.1 million and $6.9 million for the three months ended September 30, 2010 and 2009, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2010 and 2009.

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	September 30, 2010	June 30, 2010
Principal amount of receivables, net of fees	$8,675,575	$8,733,518
Allowance for loan losses	(528,489)	(573,310)

Receivables, net	$8,147,086	$8,160,208

Number of outstanding contracts	767,180	776,377

Average carrying amount of outstanding contract (in dollars)	$11,308	$11,249

Allowance for loan losses as a percentage of receivables	6.1%	6.6%

The allowance for loan losses as a percentage of receivables decreased to 6.1% as of September 30, 2010, from 6.6% as of June 30, 2010, as a result of the favorable credit performance of loans originated since early calendar year 2008.

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	September 30, 2010		September 30, 2009
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$535,827	6.2%	$763,797	7.6%
Greater-than-60 days	215,583	2.5	382,164	3.8

	751,410	8.7	1,145,961	11.4
In repossession	43,519	0.5	64,876	0.7

	$794,929	9.2%	$1,210,837	12.1%

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

Delinquencies in finance receivables were lower at September 30, 2010, as compared to September 30, 2009, as a result of favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions.

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 6.1% and 7.9% for the three months ended September 30, 2010 and 2009, respectively. Contracts receiving a payment deferral decreased as a result of favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions.

The following is a summary of deferrals as a percentage of receivables outstanding:

	September 30, 2010	June 30, 2010
Never deferred	70.1%	67.8%

Deferred:
1-2 times	20.1	22.4
3-4 times	9.7	9.7
Greater than 4 times	0.1	0.1

Total deferred	29.9	32.2

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended September 30,
	2010	2009
Repossession charge-offs	$211,426	$367,346
Less: Recoveries	(98,081)	(156,929)
Mandatory charge-offs (a)	6,094	12,216

Net charge-offs	$119,439	$222,633

Net charge-offs as an annualized percentage of average receivables:	5.4%	8.4%

Recoveries as a percentage of gross repossession charge-offs:	46.4%	42.7%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. The decrease in net charge-offs as an annualized percentage of average finance receivables for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and, to a lesser extent, unsecured debt. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, repayment of senior notes and convertible senior notes, operating expenses and income tax payments.

We used cash of $940.8 million and $217.9 million for the purchase of finance receivables during the three months ended September 30, 2010 and 2009, respectively. Generally, these purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions.

Liquidity

Our available liquidity consisted of the following (in thousands):

	September 30, 2010	June 30, 2010
Cash and cash equivalents	$537,529	$282,273
Borrowing capacity on unpledged eligible receivables	318,325	489,552

Total	$855,854	$771,825

We also have available liquidity under our $300 million unsecured revolving credit facility with GM.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables to and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of September 30, 2010, credit facilities consisted of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Master/Syndicated warehouse facility (a)	$1,300.0
GM revolving credit facility (b)	300.0
Medium term note facility (c)		$543.8
Wachovia funding facilities (d)		73.6

	$1,600.0	$617.4

(a)	In February 2011 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2012 when the remaining balance will be due and payable.
(b)	On September 30, 2010, we entered into a six month unsecured revolving credit facility with General Motors Holdings LLC.
(c)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(d)	Advances under the Wachovia funding facilities are currently secured by $77.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. In accordance with the adoption of new accounting guidance regarding consolidation of variable interest entities, the Wachovia funding facilities were consolidated effective July 1, 2010. These facilities are amortizing in accordance with the underlying securitization transaction.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our funding agreements, other than the GM facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the master/syndicated warehouse facility, restrict our ability to obtain additional borrowings. As of September 30, 2010, we were in compliance with all covenants in our credit facilities.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two one-year funding facilities under which Wachovia would provide total funding of $117.7 million secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained initial funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. The facilities will continue to amortize in accordance with the securitization transaction until paid off. As part of the transaction, we issued a warrant to Wachovia pursuant to which the holder or holder of the warrant could purchase 1,000,000 shares of our common stock, on or prior to September 24, 2015 at an exercise price of $13.55 per share. On August 10, 2010, Wachovia exercised the warrant at a price of $24.12 per share in a cashless exercise and received a net settlement of 438,112 shares of our common stock. In accordance with the adoption of new accounting guidance regarding consolidation of variable interest entities, the Wachovia funding facilities were consolidated effective July 1, 2010.

Securitizations

We have completed 72 securitization transactions through September 30, 2010, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at September 30, 2010
2005-C-F	August 2005	$1,100.0	$53.0
2005-D-A	November 2005	1,400.0	93.7
2006-1	March 2006	945.0	68.1
2006-R-M	May 2006	1,200.0	213.9
2006-A-F	July 2006	1,350.0	176.4
2006-B-G	September 2006	1,200.0	194.9
2007-A-X	January 2007	1,200.0	240.6
2007-B-F	April 2007	1,500.0	358.8
2007-1	May 2007	1,000.0	227.3
2007-C-M	July 2007	1,500.0	424.7
2007-D-F	September 2007	1,000.0	308.1
2007-2-M	October 2007	1,000.0	305.5
2008-A-F	May 2008	750.0	305.4
2008-1 (a)	October 2008	500.0	104.4
2008-2	November 2008	500.0	190.6
2009-1	July 2009	725.0	407.0
2009-1 (APART)	October 2009	227.5	146.3
2010-1	February 2010	600.0	454.7
2010-A	March 2010	200.0	166.5
2010-2	May 2010	600.0	521.4
2010-B	August 2010	200.0	194.7
2010-3	September 2010	850.0	849.9
BV2005-LJ-1	February 2005	232.1	8.6
BV2005-LJ-2 (b)	July 2005	185.6	8.8
BV2005-3	December 2005	220.1	18.2
LB2005-A	June 2005	350.0	11.5
LB2005-B	October 2005	350.0	16.4
LB2006-A	May 2006	450.0	38.9
LB2006-B	September 2006	500.0	70.1
LB2007-A	March 2007	486.0	94.8

Total active securitizations		$22,321.3	$6,273.2

(a)	Note balance does not include $77.4 million of asset-backed securities pledged to the Wachovia funding facilities, which were consolidated effective July 1, 2010.
(b)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

We account for our securitization transactions as secured financings. Finance receivables are transferred to a securitization Trust, which is one of our special purpose finance subsidiaries, and the Trusts issue one or more series of asset-backed securities (securitization notes payable). While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to our creditors or our other subsidiaries.

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to provide credit enhancement required for specific credit ratings for the asset-backed securities issued by the Trusts.

Since the beginning of fiscal 2009, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. On September 23, 2010, we closed an $850 million senior subordinated securitization transaction, AMCAR 2010-3, that has initial cash deposit and overcollateralization requirements of 10.5% in order to provide credit enhancement for the asset-backed securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at rates we consider acceptable.

Certain cash flows related to securitization transactions were as follows (in millions):

	Three Months Ended September 30,
	2010	2009

Initial credit enhancement deposits:
Restricted cash	$23.3	$19.6
Overcollateralization	114.3	256.1
Distributions from Trusts	110.9	74.6

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

We have exceeded certain portfolio performance ratios in several AMCAR and LBAC securitizations. Excess cash flows from Trusts associated with these securitizations have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible senior note indentures. Although we have never exceeded these additional targeted portfolio performance ratios, and we currently believe it is unlikely that an event of default would be declared and our servicing rights terminated if we were to exceed these higher targeted ratios, there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of September 30, 2010, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

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

As a result of the Merger, the holders of the senior notes and the convertible senior notes have the right to require us to repurchase some or all of their notes as provided in the indentures for such notes. The repurchase dates for any notes tendered to us pursuant to procedures previously delivered to holders of senior notes and convertible senior notes are December 3, 2010 with respect to the senior notes, and December 10, 2010, with respect to the convertible senior notes. The purchase price with respect to the senior notes is 101% of the principal amount of the notes repurchased and the purchase price with respect to the convertible senior notes is the principal amount of the notes repurchased plus accrued interest. Also, pursuant to the terms of the convertible senior notes indentures a “make-whole” payment of $0.69 per $1,000 of principal amount of the convertible senior notes due in 2011 and $0.81 per $1,000 of principal amount of the convertible senior notes due in 2013 will be made to those who elect to convert as a result of the Merger.

Credit Facilities

Finance receivables purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates. Amounts borrowed under most of our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or, prior to the Merger, shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

On July 21, 2010, we entered into the Merger Agreement. The following litigation has been commenced with respect to the proposed Merger:

On July 27, 2010, an action styled Robert Hatfield, Derivatively on behalf of AmeriCredit Corp. vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 017 246937 10 (the “Hatfield Case”). In the Hatfield Case, the plaintiff alleges, among other allegations, that the individual defendants, who are or were members of our Board of Directors, breached their fiduciary duties with regards to the transaction between us and GM Holdings. Among other relief, the complaint sought to enjoin the closing of the transaction, and seeks to require us to rescind the transaction and the recovery of attorney fees and expenses.

On July 28, 2010, an action styled Labourers’ Pension Fund of Central and Eastern Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp., Clifton H. Morris, Jr., Daniel E. Berce, Bruce R. Berkowitz, John R. Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Justin R. Wheeler and General Motors Company, Defendants, was filed in the District Court of Tarrant County, Texas, Cause No. 236 246960 10 (the “Labourers’ Pension Fund Case”). In the Labourers’ Pension Fund Case, the plaintiff seeks class action status and alleges that certain current and former members of our Board of Directors breached their fiduciary duties in negotiating and approving the transaction between us and GM Holdings. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the pending transaction and seeks the recovery of damages on behalf of shareholders and the recovery of attorney fees and expenses. The court has not yet determined whether the case may be maintained as a class action.

On August 6, 2010, an action styled Carla Butler, Derivatively on behalf of AmeriCredit Corp., Plaintiff vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 67 247227-10 (the “Butler Case”). In the Butler Case, like previously filed litigation related to the transaction between us and GM Holdings, the complaint alleges that our individual officers and certain current and former directors breached their fiduciary duties. Among other relief, the complaint sought to rescind the transaction and enjoin its consummation and also seeks an award of plaintiff costs and disbursements including attorneys’ and expert fees.

On September 1, 2010, an action styled Douglas Mogle, Plaintiff vs. AmeriCredit Corp., Clifton H. Morris, Jr., Daniel E. Berce, Bruce R. Berkowitz, John R. Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Justin R. Wheeler, Leucadia National Corporation, Fairholme Funds Inc., and General Motors Company, was filed in the District Court of Tarrant County, Texas, Cause No. 153 247833 10 (the “Mogle Case”). In the Mogle Case, like previously filed litigation related to the transaction between us and GM Holdings, the complaint alleges that our individual officers and certain current and former directors breached their fiduciary duties. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the transaction and seeks the recovery of damages on behalf of shareholders and the recovery of attorney fees and expenses. The court has not yet determined whether the case may be maintained as a class action.

We believe that the claims alleged in the Hatfield Case, the Labourers’ Pension Fund Case, the Butler Case and the Mogle Case are without merit and we intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2008, we issued a warrant to Wachovia Investment Holdings, LLC, an affiliate of Wachovia Bank, National Association, pursuant to which the holder or holder of the warrant could purchase 1,000,000 shares of our common stock, on or prior to September 24, 2015 at an exercise price of $13.55 per share. On August 10, 2010, Wachovia exercised the warrant at a price of $24.12 per share in a cashless exercise and received a net settlement of 438,112 shares of our common stock. No underwriters were involved in the foregoing offers and sales of securities. These offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) under the Securities Act. The offers and sales were made only to acquirors with whom we had previous relationships and we did not partake in any general solicitation or advertisement. We previously registered the shares of our common stock issuable upon exercise of this warrant on a registration statement on Form S-3 under the Securities Act to permit the resale of these shares by the selling stockholders from time to time after the date of the prospectus included in the registration statement.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

31.1*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report in Form 10-Q for the first fiscal quarter ended September 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date: November 9, 2010	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer