Form 10-KT
period 2010-12-31
General Motors Financial Company, Inc.
filed 2011-03-01
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2010 to December 31, 2010

Commission file number 1-10667

General Motors Financial Company, Inc.

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

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of each class)

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form on the reduced disclosure format and the registrant is not an asset-backed issuer as defined in Item 1101 of Regulation AB.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☒    No    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐    No    ☐

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒

As of February 28, 2011, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

GENERAL MOTORS FINANCIAL COMPANY, INC.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission, including this Transition Report on Form 10-K for the six months ended December 31, 2010. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the automobile contracts and leases we originate;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	significant litigation.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

INDUSTRY DATA

In this Transition Report on Form 10-K, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we have not independently verified any of it.

AVAILABLE INFORMATION

We make available free of charge through our website, www.americredit.com, our AmeriCredit Automobile Receivables Trust, AmeriCredit Prime Automobile Receivables Trust, Bay View Automobile Receivables Trust and Long Beach Automobile Receivables Trust securitization portfolio performance measures and all materials that we file electronically with the SEC, including our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC.

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

Purchase Accounting

The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 12 – “Fair Values of Assets and Liabilities” to the consolidated financial statements for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.

The results of the purchase price allocation included an increase in the total carrying value of net finance receivables, medium term note facility payable, Wachovia funding facilities payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as intangible assets. Management believes all material intangible assets have been identified.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount was $1,112.3 million.

General

We are an auto finance company that has been operating in the automobile finance business since September 1992. We purchase auto finance contracts for new and used vehicles purchased by consumers from GM and non-GM franchised and select independent automobile dealerships. As used herein, “loans” include auto finance contracts originated by dealers and purchased by us. We predominantly offer financing to consumers who are typically unable to obtain financing from banks and credit unions. We service our loan portfolio at regional centers using automated loan servicing and collection systems. Funding for our auto lending activities is obtained through the utilization of our credit facilities and securitization transactions.

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

Marketing and Loan Originations

Target Market.    Most of our automobile finance programs are designed to serve customers who have limited access to automobile financing through banks and credit unions. The bulk of our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because we generally serve customers who are unable to meet the credit standards imposed by most banks and credit unions we generally charge higher interest rates than those charged by such sources. Since we provide financing in a relatively high-risk market, we also expect to sustain a higher level of credit losses than these other automobile financing sources.

Marketing.    As an indirect lender, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM manufacturer franchised dealerships with new and used car operations and a limited number of independent dealerships. We generally finance later model, low mileage used vehicles, new GM vehicles and moderately priced new vehicles from other manufacturers. Of the contracts purchased by us during the six months ended December 31, 2010, approximately 93% were originated by manufacturer franchised dealers, and 7% by select independent dealers; further, approximately 70% were used vehicles, 12% were new GM vehicles and 18% were new non-GM vehicles. We purchased contracts from 11,831 dealers during the six months ended December 31, 2010. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.

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

We use a combination of regional credit centers and dealer relationship managers to market our indirect financing programs to our dealers, develop relationships with these dealers and underwrite contracts submitted by the dealerships. We believe that the personal relationships our credit underwriters and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.

We select markets for credit center locations based upon numerous factors, most notably proximity to the geographic markets and dealers we seek to serve and availability of qualified personnel. Credit centers are typically situated in suburban office buildings.

Regional credit managers, credit managers and credit underwriting specialists staff credit center locations. The regional credit managers report to a senior vice president. Credit center personnel are compensated with base salaries and incentives based on overall credit center performance, including factors such as loan credit quality, loan pricing adequacy and loan volume objectives.

The regional credit managers and senior vice presidents monitor credit center compliance with our underwriting guidelines. Our management information systems provide these managers with access to credit center information enabling them to consult with credit center teams on credit decisions and assess adherence to our credit and pricing policies. The senior vice presidents also make periodic visits to the credit centers to conduct operational reviews.

Dealer relationship managers are either based in a regional credit center or work from a home office. Dealer relationship managers solicit dealers for applications and maintain our relationships with the dealers in their geographic vicinity, but do not have responsibility for credit approvals. We believe the local presence provided by our dealer relationship managers enables us to be more responsive to dealer concerns and local market conditions. Applications solicited by the dealer relationship managers are underwritten at our regional credit centers. The dealer relationship managers are compensated with base salaries and incentives based on loan volume objectives and profitability. The dealer relationship managers report to regional sales managers.

Manufacturer Relationships.    We have programs with GM and other new vehicle manufacturers under which the manufacturers provide us cash payments in order for us to offer lower interest rates on finance contracts we purchase from the manufacturers’ dealership network. The programs serve our goal of increasing new loan originations and the manufacturers’ goal of making credit more available and more affordable to consumers purchasing vehicles sold by the manufacturer.

Leasing.    During December 2010, we began offering a lease product in limited geographic markets through GM franchised dealerships that targets consumers with prime credit bureau scores purchasing new GM vehicles. We expect to begin offering a nationwide lease product targeting consumers with prime and non-prime credit scores during calendar 2011. We had previously provided a limited new vehicle leasing product through certain franchised dealerships that we discontinued in 2008.

Origination Data.    The following table sets forth information with respect to the number of credit centers, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below (dollars in thousands):

	Period From July 1, 2010 Through December 31, 2010	Years Ended June 30,
		2010	2009	2008
Number of credit centers	15	14	13	24
Number of dealer relationship managers	110	99	55	104
Origination volume(a)	$1,893,816	$2,137,620	$1,285,091	$6,293,494
Number of producing dealerships(b)	11,831	10,756	9,401	17,872

(a)	Period from October 1, 2010 through December 31, 2010 and year ended June 30, 2008 amounts include $10.7 million and $218.1 million of contracts purchased through our leasing programs, respectively.
(b)	A producing dealership refers to a dealership from which we purchased a contract in the respective period.

Credit Underwriting

We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to statistically rank order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan pricing and structure. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, we would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the loan. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase or changes in certain macroeconomic factors after purchase could negatively affect the credit performance of our receivables portfolio.

The proprietary credit scoring system incorporates data contained in the customer’s credit application, credit bureau report, and other third-party data sources as well as the structure of the proposed loan and produces a statistical assessment of these attributes. This assessment is used to rank-order applicant risk profiles and recommends a price we should charge for different risk profiles. Our credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, we endeavor to refine our proprietary scorecards based on new information including identified correlations between receivables performance and data obtained in the underwriting process.

In addition to our proprietary credit scoring system, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including (i) identification and assessment of the applicant’s willingness and capacity to repay the loan, including consideration of credit history and performance on past and existing obligations; (ii) credit bureau data; (iii) collateral identification and valuation; (iv) payment structure and debt ratios; (v) insurance information; (vi) employment, income and residency verifications, as considered appropriate; and (vii) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines, and the minimum credit risk profiles of applicants we will approve as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.

We purchase individual contracts through our underwriting specialists in regional credit centers using a credit approval process tailored to local market conditions. Underwriting personnel have a specific credit authority based upon their experience and historical loan portfolio results as well as established credit scoring parameters. More experienced specialists are assigned higher approval levels. If the suggested loan application attributes and characteristics exceed an underwriting specialist’s credit authority, each specialist has the ability to escalate the loan application to a more senior underwriter with a higher level of approval authority. Authorized senior underwriting officers may approve any automobile loan contract application notwithstanding the underwriting guidelines as part of the overall underwriting process. Although the credit approval process is decentralized, our application processing system includes controls designed to ensure that credit decisions comply with the credit scoring strategies and underwriting policies and procedures, we have in place at the time.

Finance contract application packages completed by prospective obligors are received electronically, through web-based platforms that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report and other third-party data sources are automatically accessed and a proprietary credit score is computed. A substantial percentage of the applications received by us fail to meet our minimum credit score requirement and are automatically declined. For applications that are not automatically declined, our underwriting personnel continue to review the application package and judgmentally determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. We estimate that approximately 25-35% of applicants will be approved for credit by us. Dealers are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.

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

Credit performance reports track portfolio performance at various levels of detail including total company, credit center and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new loan originations. We review profitability metrics on a consolidated basis, as well as at the credit center, origination channel, dealer and contract levels.

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

Our collections activities are performed at regional centers located in Arlington, Texas; Chandler, Arizona; Charlotte, North Carolina; and Peterborough, Ontario. A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a connection is made to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to contact a larger number of customers daily.

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

Credit Facilities.    Loans are typically funded initially using credit facilities that are administered by agents on behalf of institutionally managed commercial paper conduits. Under these funding agreements, we transfer finance receivables to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents.

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

Proceeds from securitizations are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases. From 1994 to December 31, 2010, we had securitized approximately $63.1 billion of automobile receivables.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or higher rated, asset-backed securities. On February 2, 2011, we closed a $800.0 million senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust (“AMCAR”) 2011-1, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the receivables transferred, our portfolio and overall auto finance industry credit trends, as well as our financial condition, the economic environment and our ability to sell lower rated subordinated bonds at rates we consider acceptable.

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

The credit enhancement requirements in our securitization transactions include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In securitizations involving a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the restricted cash account would be increased. Cash would be retained in the restricted cash account and not released to us until the increased target levels have been reached and maintained. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels. The credit enhancement requirements related to senior subordinated transactions typically do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

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

In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance companies such as us. These rules and regulations generally provide for licensing as a sales finance company or consumer lender or lessor, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate do not require special licensing or provide extensive regulation of our business.

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

The dealers who originate automobile finance contracts and leases purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

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

In July 2010 the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is extensive and significant legislation that, among other things:

•

creates a liquidation framework under which the Federal Deposit Insurance Corporation, (“FDIC”), may be appointed as receiver following a “systemic risk determination” by the Secretary of Treasury (in consultation with the President) for the resolution of certain nonbank financial companies and other entities, defined as “covered financial companies”, and commonly referred to as “systemically important entities”, in the event such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States, and also for the resolution of certain of their subsidiaries;

•	creates a new framework for the regulation of over-the-counter derivatives activities;

•	strengthens the regulatory oversight of securities and capital markets activities by the SEC;

•	creates the Bureau of Consumer Financial Protection, a new agency responsible for administering and enforcing the laws and regulations for consumer financial products and services; and

•

increases the regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities.

The various requirements of the Dodd-Frank Act, including the many implementing regulations which have yet to be released, may substantially impact our origination, servicing and securitization activities. With respect to the new liquidation framework for systemically important entities, no assurances can be given that such framework would not apply to us, although the expectation embedded in the Dodd-Frank Act is that the framework will rarely be invoked. Recent guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime which would otherwise apply to us.

The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and lessened effectiveness of our financing programs.

Competition

The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than ours. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing, commercial loans or revolving credit products, which are not currently provided by us. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources at the dealers we serve, we compete predominantly on the basis of our high level of dealer service, strong dealer relationships and by offering flexible loan terms. There can be no assurance that we will be able to compete successfully in this market or against these competitors.

Employees

At December 31, 2010, we employed 2,946 persons in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning our executive officers.

Name	Age	Position
Daniel E. Berce	57	President and Chief Executive Officer
Kyle R. Birch	50	Executive Vice President, Dealer Services
Steven P. Bowman	43	Executive Vice President, Chief Credit and Risk Officer
Chris A. Choate	48	Executive Vice President, Chief Financial Officer and Treasurer
James M. Fehleison	52	Executive Vice President, Corporate Controller
J. Michael May	66	Executive Vice President, Chief Legal Officer and Secretary
Brian S. Mock	45	Executive Vice President, Consumer Services
Susan B. Sheffield	44	Executive Vice President, Structured Finance

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

Dependence on General Motors.    A material portion of our business consists of financing the sale of new GM vehicles. If there were significant changes in their liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, or other factors impacting GM or its employees, such changes could significantly affect our profitability and financial condition. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing the sales of GM vehicles. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.

We currently have a $300 million unsecured revolving credit facility with GM. If this facility was no longer available, and we were unable to obtain similar funding elsewhere, our liquidity would be negatively impacted.

Dependence on Credit Facilities.    We depend on various credit facilities to finance our purchase of contracts pending securitization.

At December 31, 2010, we had a warehouse credit facility to support new originations. This facility, which we refer to as our syndicated warehouse facility provides borrowing capacity of up to $1.3 billion through February 2011. On February 17, 2011, we extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion. In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.

Additionally, we have a medium term note facility that reached the end of its revolving period in October 2009 and has $489.3 million outstanding at December 31, 2010. The outstanding balance of this facility will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

We cannot guarantee that any of these financing sources will continue to be available beyond the current maturity dates on reasonable terms or at all. The availability of these financing sources depend, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail or suspend loan origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

Our credit facilities, other than the GM revolving credit facility, generally contain a borrowing base or advance formula which requires us to pledge finance contracts in excess of the amounts which we can borrow under the facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, the finance contracts pledged as collateral must be less than 31 days delinquent at periodic measurement dates. Accordingly, increases in delinquencies or defaults on pledged collateral resulting from weakened economic conditions, or due to our inability to execute securitization transactions or any other factor, would require us to pledge additional finance contracts to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance contracts to support our credit facilities would adversely impact our financial position, liquidity, and results of operations.

Additionally, the credit facilities, other than the GM revolving credit facility, generally contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. If the lenders elect to accelerate outstanding indebtedness under these agreements following the violation of any covenant, such actions may result in an event of default under our senior note and convertible senior note indentures.

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

We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the collateral, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

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

There can be no assurance that we will continue to be successful in selling securities in the asset-backed securities market. Since we are highly dependent on the availability of the asset-backed securities market to finance our operations, disruptions in this market or adverse changes or delays in our ability to access this market would have a material adverse effect on our financial position, liquidity, and results of operations. Although we experienced more than sufficient investor demand for the securities we issued in our recent securitizations, reduced investor demand for asset-backed securities could result in our having to hold assets until investor demand improves, but our capacity to hold assets is not unlimited. A reduced demand for our asset-backed securities could require us to reduce our origination levels. A return to adverse market conditions, such as we experienced in 2008 and early 2009, could also result in increased costs and reduced margins in connection with our securitization transactions.

Securitization Structures.    Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or higher rated, asset-backed securities. In a senior-subordinated securitization, we expect that the higher rated, or triple-A, securities to be sold by us will comprise approximately 70% of the total securities issued. The balance of securities we expect to issue, the subordinated notes, will comprise the remaining 30%. Sizes of the classes depend upon rating agency loss assumptions and loss coverage requirements in addition to the level of subordinate bonds. The market environment for subordinated securities is traditionally smaller than for senior securities and, therefore, can be more challenging than the market for triple-A securities.

There can be no assurance that we will be able to sell the subordinated securities in a senior subordinated securitization, or that the pricing and terms demanded by investors for such securities will be acceptable to us. If we were unable for any reason to sell the subordinated securities in a senior subordinated securitization, we would be required to hold such securities which could have a material adverse effect on our financial position, liquidity, and results of operations and could force us to curtail or suspend origination activities.

The amount of the initial credit enhancement on future senior-subordinated securitizations will be dependent upon the amount of subordinated securities sold and the desired ratings on the securities being sold. In the AMCAR 2011-1 securitization, the initial cash deposit and overcollateralization requirement was 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The required initial and targeted credit enhancement levels depend, in part, on the net interest margin expected over the life of a securitization, the collateral characteristics of the pool of receivables securitized, credit performance trends of our finance receivables, the structure of the securitization transaction, our financial condition and the economic environment. In periods of economic weakness and associated deterioration of credit performance trends, required credit enhancement levels generally increase, particularly for securitizations of higher risk finance receivables such as our loan portfolio. Higher levels of credit enhancement require significantly greater use of liquidity to execute a securitization transaction. The level of credit enhancement requirements in the future could adversely impact our ability to execute securitization transactions and may affect the timing of such securitizations given the increased amount of liquidity necessary to fund credit enhancement requirements. This, in turn, may adversely impact our ability to opportunistically access the capital markets when conditions are favorable.

The second type of securitization structure we have utilized involves the purchase of a financial guaranty insurance policy provided by various monoline insurance providers in order to achieve triple-A ratings on the securities issued in our securitization transactions. Most of the monoline insurers we have used in the past are still facing financial stress and have received rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As a result, there is limited demand for securities guaranteed by insurance policies. However, during 2010, we were able to issue two securitizations utilizing financial guaranty insurance policies. The asset-backed securities sold had an underlying rating of single-A without considering the benefit of the financial guaranty insurance policy.

Liquidity and Capital Needs.    Our ability to make payments on or to refinance our indebtedness and to fund our operations depends on our ability to generate cash and our access to the capital markets in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, capital market conditions and other factors that are beyond our control.

We expect to continue to require substantial amounts of cash. Our primary cash requirements include the funding of: (i) contract purchases pending their securitization; (ii) credit enhancement requirements in connection with securitization and credit facilities; (iii) interest and principal payments under our credit facilities and other indebtedness; (iv) fees and expenses incurred in connection with the securitization and servicing of receivables and credit facilities; (v) ongoing operating expenses; and (vi) capital expenditures.

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

Our primary sources of future liquidity are expected to be: (i) interest and principal payments on loans not yet securitized; (ii) distributions received from securitization Trusts; (iii) servicing fees; (iv) borrowings under our credit facilities or proceeds from securitization transactions; (v) further issuances of other debt securities; and (vi) borrowings on our unsecured line of credit with GM.

Because we expect to continue to require substantial amounts of cash for the foreseeable future, we anticipate that we will require the execution of additional securitization transactions and may choose to enter into other additional debt financings. The type, timing and terms of financing selected by us will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the capital markets. There can be no assurance that funding will be available to us through these sources or, if available, that the funding will be on acceptable terms. If we are unable to execute securitization transactions on a regular basis, we would not have sufficient funds to finance new originations and, in such event, we would be required to revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.

Leverage.    We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of receivables transferred to securitization Trusts, and our ability to enter into additional securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

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

Our credit facilities, other than the GM revolving credit facility, typically require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities. If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, remove us as servicer or declare the outstanding debt immediately due and payable. If our debt payments were accelerated, the assets pledged on these facilities might not be sufficient to fully repay the debt. These lenders may foreclose upon their collateral, including the restricted cash in these credit facilities. These events may also result in a default under our senior note and convertible senior note indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity, and results of operations would materially suffer.

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

We maintain an allowance for loan losses for finance receivables originated since October 1, 2010 (our “post-acquisition finance receivables” portfolio) which reflects management’s estimates of inherent losses for these loans. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future securitizations and other financings, thus impairing our ability to finance our business.

We also maintain a non-accretable discount for finance receivables originated prior to October 1, 2010 (our “pre-acquisition finance receivables” portfolio), which reflects future credit losses for these loans. Any incremental deterioration on loans in this group beyond the non-accretable discount will result in an incremental allowance for loan losses being recorded. Improvements or resolutions in excess of the non-accretable discount will not be a direct offset to provisions or charge-offs, but will result in a transfer of the excess non-accretable discount to accretable discount, which will be recorded as finance charge income over the remaining life of the account.

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

Portfolio Performance – Negative Impact on Cash Flows.    Generally, the form of agreements we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss) on the receivables included in each securitization Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund additional credit enhancement up to the increased levels instead of being distributed to us, which would have an adverse effect on our cash flows and liquidity.

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

Implementation of Business Strategy.    Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired loan origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective loan servicing and collection practices, continued investment in technology to support operating efficiency, implementation of leasing programs for GM dealers and continued access to funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

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

Wholesale Auction Values.    We sell repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. We also sell automobiles returned to us at the end of a lease term. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or slack consumer demand will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of the new vehicle manufacturers, discontinuance of vehicle brands and models and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles.

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

On October 1, 2010, GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. Litigation is continuing with respect to the Merger. See Item 3 – “Legal Proceedings” for further discussion.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices are located at 801 Cherry Street, Suite 3500, Fort Worth, Texas, in an 86,000 square foot office space under a ten-year lease that expires in May 2019.

We also lease 46,000 square feet of office space in Charlotte, North Carolina under a lease expiring in June 2021, 89,000 square feet of office space in Peterborough, Ontario under a lease expiring in July 2019, 62,000 square feet of office space in Chandler, Arizona, under a lease expiring in September 2015 and 250,000 square feet of office space in Arlington, Texas, under a lease expiring August 2017. We also own a 250,000 square foot servicing facility in Arlington, Texas. Our regional credit centers are generally leased under agreements with original terms of three to five years. Such facilities are typically located in a suburban office building and consist of between 3,000 and 7,000 square feet of space.

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

On July 21, 2010, we entered into the Merger Agreement. The following litigation is continuing with respect to the Merger:

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

On July 28, 2010, an action styled Labourers’ Pension Fund of Central and Eastern Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp., et al, was filed in the District Court of Tarrant County, Texas, Cause No. 236 246960 10 (the “Labourers’ Pension Fund Case”). The plaintiff sought class action status and alleged individual defendants (our officers and directors) breached their fiduciary duties in negotiating and approving the proposed transaction between us and GM and that GM aided and abetted the alleged breach of fiduciary duty. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the pending transaction; however, no motion for an injunction was filed. On January 4, 2011, plaintiffs filed a notice of nonsuit, dismissing its claims without prejudice.

On August 6, 2010, an action styled Carla Butler, Derivatively on behalf of AmeriCredit Corp., Plaintiff vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 67 247227-10 (the “Butler Case”). In the Butler Case, like the Hatfield Case, the complaint alleges that our individual officers and certain current and former directors breached their fiduciary duties. Among other relief, the complaint sought to rescind the transaction and enjoin its consummation and also seeks an award of plaintiff costs and disbursements including attorneys’ and expert fees.

On September 1, 2010, an action styled Douglas Mogle, on behalf of himself and all others similarly stated vs. AmeriCredit Corp., et al, was filed in the District Court of Tarrant County, Texas, Cause No. 153 247833 10 (the “Mogle Case”). The complaint is similar to the Labourers’ Pension Fund Case complaint discussed above. On November 17, 2010, plaintiffs filed a notice of nonsuit, dismissing its claims without prejudice.

The Hatfield Case and the Butler Case have been consolidated for handling and, the plaintiff has amended its complaint to seek damages. On January 7, 2011, the defendants filed a motion to dismiss the complaints, based on the court’s lack of subject matter jurisdiction over the consolidated case. We believe that the claims alleged in the Hatfield Case and the Butler Case are without merit and we intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock previously traded on the New York Stock Exchange under the symbol ACF. Effective October 1, 2010 with the consummation of the Merger all of our issued and outstanding equity securities are owned by a single holder and there is no longer an established public trading market for our common stock. The information provided below represents the Predecessor periods before the effective date of the Merger.

Dividend Policy

We have never paid cash dividends on our common stock. The indenture pursuant to which our senior notes were issued contain certain restrictions on the payment of dividends. We presently intend to retain future earnings, if any, for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future; provided, however, that we may reexamine this policy with our sole shareholder at any time.

The following table sets forth the range of the high, low and closing sale prices for our common stock as reported on the Composite Tape of the New York Stock Exchange Listed Issues.

Predecessor	High	Low	Close
Three months ended September 30, 2010	$24.53	$17.98	$24.46

Fiscal year ended June 30, 2010
First Quarter	$18.00	$11.51	$15.79
Second Quarter	20.10	14.71	19.04
Third Quarter	24.55	18.69	23.76
Fourth Quarter	26.49	18.14	18.22

Fiscal year ended June 30, 2009
First Quarter	$14.90	$6.26	$10.13
Second Quarter	10.58	2.85	7.64
Third Quarter	8.50	3.07	5.86
Fourth Quarter	14.40	5.67	13.55

ITEM 6.	SELECTED FINANCIAL DATA

The table below summarizes selected financial information (dollars in thousands, except per share data). For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data. After the Merger, AmeriCredit Corp. (“Predecessor”) was renamed General Motors Financial Company, Inc. (“Successor”) and the “Selected Financial Data” for periods preceding the Merger and for the period succeeding the Merger have been derived from the consolidated financial statements of the Predecessor and the Successor, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect the application of “purchase accounting”.

	Successor		Predecessor
	Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009	2008	2007	2006
Operating Data
Finance charge income	$264,347		$342,349	$1,431,319	$1,902,684	$2,382,484	$2,142,470	$1,641,125
Other revenue	16,824		30,275	91,498	164,640	160,598	197,453	170,213
Total revenue	281,171		372,624	1,522,817	2,067,324	2,543,082	2,339,923	1,811,338
Impairment of goodwill						212,595
Net income (loss)	74,633		51,300	220,546	(10,889)	(82,369)	349,963	306,183
Basic earnings (loss) per Share	(a	)	0.38	1.65	(0.09)	(0.72)	2.94	2.29
Diluted earnings (loss) per Share	(a	)	0.37	1.60	(0.09)	(0.72)	2.65	2.08
Diluted weighted average Shares	(a	)	140,302,755	138,179,945	125,239,241	114,962,241	133,224,945	148,824,916
Other Data
Origination volume(b)	$945,467		$959,004	$2,137,620	$1,285,091	$6,293,494	$8,454,600	$6,208,004

	Successor	Predecessor
	December 31, 2010 (b)	June 30, 2010	June 30, 2009	June 30, 2008 (b)	June 30, 2007 (b)	June 30, 2006
Balance Sheet Data
Cash and cash equivalents	$194,554	$282,273	$193,287	$433,493	$910,304	$513,240
Finance receivables, net	8,197,324	8,160,208	10,037,329	14,030,299	15,102,370	11,097,008
Total assets	10,918,738	9,881,033	11,958,327	16,508,201	17,762,999	13,067,865
Credit facilities	831,802	598,946	1,630,133	2,928,161	2,541,702	2,106,282
Securitization notes payable	6,128,217	6,108,976	7,426,687	10,420,327	11,939,447	8,518,849
Senior notes	70,054	70,620	91,620	200,000	200,000
Convertible senior notes	1,446	414,068	392,514	642,599	620,537	200,000
Total liabilities	7,388,630	7,480,609	9,851,019	14,542,939	15,606,407	11,058,979
Shareholders’ equity	3,530,108	2,400,424	2,107,308	1,965,262	2,156,592	2,008,886
Other Data
Finance receivables	9,071,457	8,733,518	10,927,969	14,981,412	15,922,458	11,775,665
Gain on sale receivables					24,091	421,037

Managed receivables	9,071,457	8,733,518	10,927,969	14,981,412	15,946,549	12,196,702

(a)	As a result of the Merger, our common stock is owned by a single holder and is no longer publicly traded and earnings per share is no longer required.
(b)	The three month period ended December 31, 2010 and fiscal years ended June 30, 2008 and 2007 include $10.7 million, $218.1 million and $34.9 million of contracts purchased through our leasing program, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. Following the Merger, our name was changed to General Motors Financial Company, Inc. (“GM Financial”).

We changed our fiscal year end to December 31 from June 30 to better align our financial reporting period, as well as our annual planning and budgeting process with that of GM. This Transition Report on Form 10-K reports our financial results for the three month period from July 1, 2010 through September 30, 2010 and the three month period October 1, 2010 through December 31, 2010. Following December 31, 2010, we will report on a twelve month fiscal year beginning on January 1 and ending on December 31 of each year.

All references to “years”, “fiscal” and “fiscal year”, unless otherwise noted refer to the twelve month fiscal year, which prior to July 1, 2010, ended on June 30, and beginning December 31, 2010, ends on December 31 of each year.

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

Our securitization transactions utilize special purpose entities which are also variable interest entities (“VIE’s”) that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction and record a provision for loan losses to cover probable loan losses on the receivables.

Prior to October 1, 2002, our securitization transactions were structured as sales of finance receivables. In connection with the acquisitions described below, we also acquired two securitization Trusts which were accounted for as sales of finance receivables. Receivables sold under this structure are referred to herein as “gain on sale receivables.” At December 31, 2010, we had no gain on sale securitization transactions outstanding.

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

Purchase Accounting

The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 12 – “Fair Values of Assets and Liabilities” to the consolidated financial statements for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.

The results of the purchase price allocation included an increase in the total carrying value of net finance receivables, medium term note facility payable, Wachovia funding facilities payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as intangible assets. Management believes all material intangible assets have been identified.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount was $1,112.3 million.

In accordance with the accounting for goodwill, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. See Note 2 – “Financial Statement Effects of the Merger” to the consolidated financial statements for additional information of the purchase price allocation.

Finance Receivables, Non-Accretable Discount, Accretable Premium and the Allowance for Loan Losses

Pre-Acquisition Finance Receivables, Non-Accretable Discount and Accretable Premium

Finance receivables originated prior to the acquisition were adjusted to fair value at October 1, 2010. As a result of purchase accounting for the Merger, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. A portion of the discount attributable to future credit losses is recorded as a non-accretable discount. Any deterioration in the performance of pre-acquisition receivables indicating that the non-accretable discount has become insufficient to cover future credit losses in the pre-acquisition portfolio will result in an incremental allowance for loan losses being recorded. Improvements in the performance of the pre-acquisition receivables indicating that the non-accretable discount exceeds expected future credit losses will not be a direct offset to charge-offs, but will result in a transfer of the excess non-accretable discount to accretable discount, which will be recorded as finance charge income over the remaining life of the receivables.

A portion of the fair value adjustment on the finance receivables is included as an accretable premium. This premium is accreted into finance charge income over the remaining life of the receivables utilizing an effective interest method.

A 10% and 20% increase in expected cumulative net credit losses would result in a $56.5 million and $127.8 million, respectively, charge to the statement of operations as of December 31, 2010.

Post-Acquisition Finance Receivables and Allowance for Loan Losses

Finance receivables originated since the acquisition are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our post-acquisition finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the post-acquisition finance receivables as of the balance sheet date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine the loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of operations.

A 10% and 20% increase in cumulative net credit losses over the loss confirmation period would increase the allowance for loan losses as of December 31, 2010, as follows (in thousands):

	10% adverse change	20% adverse change
Impact on allowance for loan losses	$2,635	$5,270

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our post-acquisition receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Income Taxes

We are subject to income tax in the United States and Canada. We will file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. In some states, local, and federal taxing jurisdictions where filing a separate income tax return is mandated, we will continue to file separately. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for estimated tax results based on the requirements of the accounting for uncertainty in income taxes. Management believes that the estimates it uses are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

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

As a result of the Merger, our results of operations for tax purposes became a part of GM’s consolidated federal tax return as of and subsequent to October 1, 2010. However, we continue to account for income taxes on a separate return basis. Accordingly, we account for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements through additional paid-in capital. As of December 31, 2010, we have an accrued liability of $42.2 million to GM.

RESULTS OF OPERATIONS

After the Merger, AmeriCredit Corp. (“Predecessor”) was renamed General Motors Financial Company, Inc. (“Successor”) and the results of operations for the six months ended December 31, 2010 are presented for two periods: July 1, 2010 through September 30, 2010 (Predecessor) and October 1, 2010 through December 31, 2010 (Successor), which relate to the period before the Merger and the period after the Merger, respectively.

Three Months Ended December 31, 2010 – Successor

Finance Receivables

A summary of our finance receivables is as follows (in thousands):

Three Months Ended December 31,	2010
Balance at beginning of period	$8,698,018
Loans purchased	934,812
Charge-offs	(221,046)
Principal collections and other	(763,883)

Balance at end of period	$8,647,901

Average finance receivables	$8,679,506

The average new loan size was $19,550 for the three months ended December 31, 2010. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2010 was 15.2%.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as derived from the consolidated statements of operations and comprehensive operations is as follows (in thousands):

Three Months Ended December 31,	2010
Finance charge income	$264,347
Other income	16,824
Interest expense	(36,684)

Net margin	$244,487

Net margin as a percentage of average finance receivables is as follows:

Three Months Ended December 31,	2010
Finance charge income	12.1%
Other income	0.8
Interest expense	(1.7)

Net margin as a percentage of average finance receivables	11.2%

Revenue

Finance charge income was $264.3 million for the three months ended December 31, 2010. The effective yield on our finance receivables was 12.1% for the three months ended December 31, 2010. The effective yield represents finance charges and fees taken into earnings during the period as well as accretion of finance receivables premium as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to accretion of the finance receivables premium and finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Three Months Ended December 31,	2010
Leasing income	$4,418
Investment income	608
Late fees and other income	11,798

$16,824

Costs and Expenses

Operating Expenses

Operating expenses were $70.4 million for the three months ended December 31, 2010. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 71.7% of total operating expenses for the three months ended December 31, 2010.

Operating expenses as a percentage of average finance receivables were 3.2% for the three months ended December 31, 2010.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the three months ended December 31, 2010 reflects inherent losses on post-acquisition receivables. The provision for loan losses was $26.4 million for the three months ended December 31, 2010. As a percentage of average post-acquisition finance receivables, the provision for loan losses was 1.2% for the three months ended December 31, 2010.

Interest Expense

Interest expense was $36.7 million for the three months ended December 31, 2010. As a result of the Merger, items that were being amortized to interest expense such as the discount associated with the accounting for convertible debt instruments and fees associated with our securitization notes payable and credit facilities were eliminated as part of purchase accounting entries. Interest expense was also affected by $27.1 million in amortization relating to the finance receivables premium. Average debt outstanding was $7.3 billion for the three months ended December 31, 2010. Our effective rate of interest expense on our debt was 2.0% for the three months ended December 31, 2010.

Acquisition expenses for the three months ended December 31, 2010, primarily represent advisory, legal and professional fees and other costs related to the Merger with GM.

Taxes

Our effective income tax rate was 42.3% for the three months ended December 31, 2010.

Other Comprehensive Income

Other comprehensive income consisted of the following (in thousands):

Three Months Ended December 31,	2010
Unrealized losses on cash flow hedges	$(412)
Foreign currency translation adjustment	1,819
Income tax benefit	151

$1,558

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

Three Months Ended December 31,	2010
Unrealized losses related to changes in fair value	$(464)
Reclassification of unrealized losses into earnings	52

$(412)

Unrealized losses related to changes in fair value for the three months ended December 31, 2010 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.8 million for the three months ended December 31, 2010 were included in other comprehensive income. The translation adjustment gains are due to the increase in the value of our Canadian dollar denominated assets related to the decline in the U.S. dollar to Canadian dollar conversion rates.

Three Months Ended September 30, 2010 as compared to Three Months Ended September 30, 2009

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Three Months Ended September 30,	2010	2009
Balance at beginning of period	$8,733,518	$10,927,969
Loans purchased	959,004	229,073
Charge-offs	(217,520)	(379,562)
Principal collections and other	(799,427)	(756,447)

Balance at end of period	$8,675,575	$10,021,033

Average finance receivables	$8,718,310	$10,482,453

The increase in loans purchased during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to our establishing higher loan origination goals as a result of improved access to the securitization markets, improving portfolio credit trends and a stable economic environment. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

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

Revenue

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

Costs and Expenses

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

Operating expenses as an annualized percentage of average finance receivables were 3.1% for the three months ended September 30, 2010 as compared to 2.6% for the three months ended September 30, 2009. The increase in operating expenses as an annualized percentage of average finance receivables primarily resulted from the impact of a decreasing portfolio on our fixed cost base and higher loan origination staffing to support increased origination levels.

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

Year Ended June 30, 2010 as compared to Year Ended June 30, 2009 – Predecessor

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2010	2009
Balance at beginning of period	$10,927,969	$14,981,412
Loans purchased	2,137,620	1,285,091
Charge-offs	(1,249,298)	(1,659,099)
Principal collections and other	(3,082,773)	(3,679,435)

Balance at end of period	$8,733,518	$10,927,969

Average finance receivables	$9,495,125	$13,001,773

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

Year Ended June 30, 2009 as compared to Year Ended June 30, 2008 – Predecessor

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

Years Ended June 30,	2009	2008
Balance at beginning of period	$14,981,412	$15,922,458
Loans purchased	1,285,091	6,075,412
Loans repurchased from gain on sale Trusts		18,401
Charge-offs	(1,659,099)	(1,670,353)
Principal collections and other	(3,679,435)	(5,364,506)

Balance at end of period	$10,927,969	$14,981,412

Average finance receivables	$13,001,773	$16,059,129

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

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Principal amount of receivables, at acquisition date and prior years, net of fees	$7,724,188	$8,733,518	$10,927,969
Finance receivables premium	423,556
Non-accretable discount	(847,781)
Principal amount of receivables, purchased subsequent to acquisition date, net of fees	923,713
Allowance for loan losses	(26,352)	(573,310)	(890,640)

Receivables, net	$8,197,324	$8,160,208	$10,037,329

Number of outstanding contracts	757,148	776,377	895,708

Average carrying amount of outstanding contract (in dollars)	$11,422	$11,249	$12,200

Allowance for loan losses as a percentage of post-acquisition and predecessor receivables	2.9%	6.6%	8.2%

Non-accretable discount as a percentage of pre-acquisition receivables	11.0%

The allowance for loan losses as a percentage of receivables for the three month period ended December 31, 2010 of 2.9% is not comparable to fiscal 2010 and 2009, respectively, because of the implementation of purchase accounting as a result of the Merger. Similarly, the non-accretable discount as a percentage of receivables is not comparable to the allowance for loan losses for periods prior to the Merger. The allowance for loan losses as a percentage of receivables decreased to 6.6% as of June 30, 2010, from 8.2% as of June 30, 2009, as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

Delinquency

The following is a summary of finance receivables that are: (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	December 31, 2010		June 30, 2010		June 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	535,263	6.2%	$542,655	6.2%	$753,086	6.9%
Greater-than-60 days	211,588	2.4	230,780	2.7	383,245	3.5

	746,851	8.6	773,435	8.9	1,136,331	10.4
In repossession	28,076	0.3	31,457	0.4	49,280	0.5

	774,927	8.9%	$804,892	9.3%	$1,185,611	10.9%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.

Delinquencies in finance receivables have generally trended downward since fiscal 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions. Delinquencies at December 31 tend to be seasonally higher than delinquencies at June 30.

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

Contracts receiving a payment deferral as an average quarterly percentage of average receivables outstanding were 6.2%, 6.1%, 7.3%, 7.8% and 6.3% for the three months ended December 31, 2010, the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, respectively. Deferment levels have generally trended down since fiscal 2009 as a result of the stabilization of economic conditions.

The following is a summary of total deferrals as a percentage of receivables outstanding:

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Never deferred	71.9%	67.8%	66.9%

Deferred:
1-2 times	18.5	22.4	26.0
3-4 times	9.5	9.7	7.0
Greater than 4 times	0.1	0.1	0.1

Total deferred	28.1	32.2	33.1

Total	100.0%	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Finance receivables:
Repossession charge-offs	$219,665	$211,426	$1,232,318	$1,573,006	$1,496,713
Less: Recoveries	(100,904)	(98,081)	(543,910)	(626,245)	(670,307)
Mandatory charge-offs(a)	1,381	6,094	16,980	86,093	173,640

Net charge-offs	$120,142	$119,439	$705,388	$1,032,854	$1,000,046

Net annualized charge-offs as a percentage of average receivables:	5.5%	5.4%	7.4%	7.9%	6.2%

Recoveries as a percentage of gross repossession charge-offs:	45.9%	46.4%	44.1%	39.8%	44.8%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as a percentage of average receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs have generally trended down since fiscal 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and net proceeds from senior notes and convertible senior notes transactions. Our primary uses of cash have been purchases of finance receivables, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities, repurchases of unsecured debt, operating expenses, and income tax payments.

We used cash of $947.3 million, $940.8 million, $2,090.6 million, $1,280.3 million and $6,260.2 million for the purchase of finance receivables during the three months ended December 31, 2010, the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, respectively. Generally, these purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions.

Liquidity

Our available liquidity consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Cash and cash equivalents	$194,554	$282,273	$193,287
Borrowing capacity on unpledged eligible receivables	272,257	489,552	289,424
Borrowing capacity on GM revolving credit facility	300,000

Total	$766,811	$771,825	$482,711

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables to and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of December 31, 2010, credit facilities consisted of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding(e)
Syndicated warehouse facility(a)	$1,300.0	$278.0
GM revolving credit facility(b)	300.0
Medium term note facility(c)		490.1
Wachovia funding facilities(d)		63.7

		$831.8

(a)	In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	On September 30, 2010, we entered into a six month unsecured revolving credit facility with General Motors Holdings LLC.
(c)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(d)	Advances under the Wachovia funding facilities are currently secured by $65.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. In accordance with the adoption of new accounting guidance regarding consolidation of VIE’s, the Wachovia funding facilities were consolidated effective July 1, 2010. These facilities are amortizing in accordance with the underlying securitization transaction.
(e)	Advances outstanding include $2.4 million of purchase accounting adjustments that are being amortized to interest expense over the life of the debt.

The amount of borrowings and the weighted average interest rate on those borrowings on the syndicated warehouse facility at December 31, 2010 was $278.0 million and 2.67%, respectively. The average amount of borrowings and the weighted average interest rate on the borrowings on the syndicated facility for the three months ended December 31, 2010 was $86.5 million and 2.67%, respectively. The maximum daily amount outstanding on the syndicated warehouse facility was $278.0 during the three months ended December 31, 2010.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the syndicated warehouse facility, restrict our ability to obtain additional borrowings. As of December 31, 2010, we were in compliance with all covenants in our credit facilities.

On January 31, 2011, we entered into a $600 million warehouse leasing facility.

On February 17, 2011, we extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

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

As a result of the Merger, the holders of the senior notes had the right to require us to repurchase some or all of their notes as provided in the indenture for such notes. The repurchase date for any notes tendered to us pursuant to procedures previously delivered to holders of the notes was December 3, 2010. The repurchase price was 101% of the principal amount of the notes plus accrued interest. Accordingly, during the three months ended December 31, 2010, we repurchased $2.2 million of the senior notes.

Convertible Senior Notes

In September 2006, we issued $550.0 million of convertible senior notes of which $275.0 million are due in 2011, bearing interest at a rate of 0.75% per annum, and $275.0 million are due in 2013, bearing interest at a rate of 2.125% per annum. Interest on the notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, were convertible prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value would have been paid in: (i) cash equal to the principal amount of the notes and

(ii) to the extent the conversion value would have exceeded the principal amount of the notes, shares of our common stock. The notes were convertible only in the following circumstances: (i) if the closing sale price of our common stock exceeded 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, (ii) if the average trading price per $1,000 principal amount of the notes was less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or (iii) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. At June 30, 2010 and 2009, the if-converted value did not exceed the principal amount of the convertible senior notes.

In connection with the issuance of the convertible senior notes due in 2011 and 2013, we purchased call options that entitled us to purchase shares of our common stock in an amount equal to the number of shares issued upon conversion of the notes at $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. These call options were expected to allow us to offset the dilution of our shares if the conversion feature of the convertible senior notes was exercised.

We also sold warrants to purchase 9,796,408 shares of our common stock at $35.00 per share and 9,012,713 shares of our common stock at $40.00 per share for the notes due in 2011 and 2013, respectively. In no event were we required to deliver a number of shares in connection with the exercise of these warrants in excess of twice the aggregate number of shares initially issuable upon the exercise of the warrants.

We analyzed the conversion feature, call option and warrant transactions regarding accounting for derivative financial instruments indexed to and potentially settled in a company’s own stock and determined they met the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants were reflected in additional paid-in capital in the Predecessor consolidated balance sheets, and we did not recognize subsequent changes in their fair value.

In connection with the Merger, the call options and warrants were terminated.

As a result of adopting the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we accounted for the liability and equity components of the convertible senior notes due in September 2011 and 2013, retrospectively, based on our determination that our borrowing rate at the time of issuance for unsecured senior debt without an equity conversion feature was approximately 7%. At issuance, the liability and equity components were $404.3 million and $145.7 million ($91.7 million net of deferred taxes), respectively. As a result of purchase accounting for the Merger, the debt discount that was being amortized to interest expense based on the effective interest method was eliminated.

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

As a result of the Merger, the holders of the convertible senior notes had the right to require us to repurchase some or all of their notes as provided in the indentures for such notes. The repurchase date for any notes tendered to us pursuant to procedures previously delivered to holders of the notes was December 10, 2010. The repurchase price was the principal amount of the notes plus accrued interest. Also, pursuant to the terms of the convertible senior notes indentures a “make-whole” payment of $0.69 per $1,000 of principal amount of the convertible senior notes due in 2011 and $0.81 per $1,000 of principal amount of the convertible senior notes due in 2013 was made to those who elected to convert as a result of the Merger. Accordingly, during the three months ended December 31, 2010, we repurchased $460.6 million of convertible senior notes due in 2011 and 2013.

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

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending December 31,	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$12,683	$12,384	$12,209	$11,974	$10,464	$27,100	$86,814
Syndicated warehouse facility	278,006						278,006
Medium term note facility	193,048	296,233					489,281
Wachovia funding facilities	62,159						62,159
Securitization notes payable	2,961,378	1,702,492	659,356	423,453	274,505		6,021,184
Senior notes					68,394		68,394
Convertible senior notes	947		500				1,447
Total expected interest payments(a)	175,108	94,659	51,021	27,227	12,837	580	361,432

Total	$3,683,329	$2,105,768	$723,086	$462,654	$366,200	$27,680	$7,368,717

(a)	Interest expense is calculated based on London Interbank Offered Rates (“LIBOR”) plus the respective credit spreads and specified fees associated with the medium term note facility, the coupon rate for the senior notes and convertible senior notes and a fixed rate of interest for our securitization notes payable. Interest expense on the floating rate tranches of the securitization notes payable is converted to a fixed rate based on the floating rate plus any expected hedge payments.

We adopted the provisions of accounting for uncertain tax positions on July 1, 2007. As of December 31, 2010, we had liabilities associated with uncertain tax positions of $155.7 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

Securitizations

We have completed 73 securitization transactions through December 31, 2010, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at December 31, 2010
2006-1	March 2006	$945.0	$53.5
2006-R-M	May 2006	1,200.0	175.8
2006-A-F	July 2006	1,350.0	144.8
2006-B-G	September 2006	1,200.0	163.5
2007-A-X	January 2007	1,200.0	205.3
2007-B-F	April 2007	1,500.0	307.1
2007-1	May 2007	1,000.0	193.0
2007-C-M	July 2007	1,500.0	369.5
2007-D-F	September 2007	1,000.0	268.5
2007-2-M	October 2007	1,000.0	266.3
2008-A-F	May 2008	750.0	268.5
2008-1 (a)	October 2008	500.0	79.3
2008-2	November 2008	500.0	153.3
2009-1	July 2009	725.0	364.5
2009-1 (APART)	October 2009	227.5	129.8
2010-1	February 2010	600.0	413.6
2010-A	March 2010	200.0	152.9
2010-2	May 2010	600.0	464.0
2010-B	August 2010	200.0	175.7
2010-3	September 2010	850.0	799.0
2010-4	November 2010	700.0	677.6
BV2005-LJ-1	February 2005	232.1	6.4
BV2005-LJ-2(b)	July 2005	185.6	6.7
BV2005-3	December 2005	220.1	14.9
LB2006-A	May 2006	450.0	29.2
LB2006-B	September 2006	500.0	58.3
LB2007-A	March 2007	486.0	80.1

Total active securitizations		$19,821.3	$6,021.1

Finance receivables premium			107.1

			$6,128.2

(a)	Note balance does not include $65.4 million of asset-backed securities pledged to the Wachovia funding facilities, which were consolidated effective July 1, 2010.
(b)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

Our securitizations utilize special purpose entities which are also VIE’s that meet the requirements to be consolidated in our financial statements. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. Finance receivables are transferred to a securitization Trust, which is one of our special purpose finance subsidiaries, and the Trusts issue one or more series of asset-backed securities (securitization notes payable). While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to our creditors or our other subsidiaries.

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

Since the beginning of fiscal 2009, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. On February 2, 2011, we closed an $800.0 million senior subordinated securitization transaction, AMCAR 2011-1, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at rates we consider acceptable.

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

Cash flows related to securitization transactions were as follows (in millions):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Initial credit enhancement deposits:
Restricted cash	$14.9	$23.3	$53.9	$25.8	$82.4
Overcollateralization	42.7	114.3	490.8	289.1	384.1
Distributions from Trusts:
Variable interest entities	216.0	110.9	424.2	429.5	668.5
Gain on sale Trusts					7.5

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of December 31, 2010, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

During the six months ended December 31, 2010, and during fiscal 2010, 2009 and 2008, we exceeded certain portfolio performance ratios in several AMCAR and LBAC securitizations. Excess cash flows from Trusts associated with these securitizations have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

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

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2010 (dollars in thousands):

Years Ending December 31,	2011	2012	2013	2014	2015	Thereafter	Fair Value
Assets:
Finance receivables
Principal amounts	$3,754,987	$2,434,183	$1,286,764	$677,919	$372,241	$161,272	$8,185,854
Weighted average annual percentage rate	15.74%	15.66%	15.57%	15.36%	15.21%	15.37%
Interest rate swaps
Notional amounts	$753,848	$460,059	$13,398				$23,058
Average pay rate	5.32%	3.53%	0.97%
Average receive rate	1.03%	1.16%	0.43%
Interest rate caps purchased
Notional amounts	$176,626	$164,299	$143,892	$169,216	$79,002	$213,318	$7,899
Average strike rate	4.81%	4.73%	4.71%	4.53%	4.18%	3.47%

Liabilities:
Credit facilities
Principal amounts	$533,214	$296,233					$832,054
Weighted average effective interest rate	3.19%	2.28%
Securitization notes payable
Principal amounts	$2,961,378	$1,702,492	$659,356	$423,453	$274,505		$6,106,963
Weighted average effective interest rate	3.44%	4.03%	4.44%	4.38%	4.88%
Senior notes
Principal amounts					$68,394		$71,472
Weighted average effective interest rate					8.50%
Convertible senior notes
Principal amounts	$947		$500				$1,447
Weighted average effective coupon interest rate	0.75%		2.125%
Interest rate swaps
Notional amounts	$753,848	$460,059	$13,398				$46,797
Average pay rate	5.32%	3.53%	0.97%
Average receive rate	1.03%	1.16%	0.43%
Interest rate caps sold
Notional amounts	$104,058	$122,362	$143,892	$169,216	$79,002	$213,318	$8,094
Average strike rate	4.94%	4.85%	4.71%	4.53%	4.18%	3.47%

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Assets
Cash and cash equivalents	$194,554	$282,273	$193,287
Finance receivables, net	8,197,324	8,160,208	10,037,329
Restricted cash – securitization notes payable	926,082	930,155	851,606
Restricted cash – credit facilities	131,438	142,725	195,079
Property and equipment, net	47,290	37,734	44,195
Leased vehicles, net	46,780	94,677	156,387
Deferred income taxes	140,523	81,836	75,782
Goodwill	1,112,284
Income tax receivable	5,875		197,579
Other assets	116,588	151,425	207,083

Total assets	$10,918,738	$9,881,033	$11,958,327

Liabilities and Shareholders’ Equity
Liabilities:
Credit facilities	$831,802	$598,946	$1,630,133
Securitization notes payable	6,128,217	6,108,976	7,426,687
Senior notes	70,054	70,620	91,620
Convertible senior notes	1,446	414,068	392,514
Accrued taxes and expenses	300,095	210,013	157,640
Interest rate swap agreements	46,797	70,421	131,885
Other liabilities	10,219	7,565	20,540

Total liabilities	7,388,630	7,480,609	9,851,019

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $.01 par value per share, Successor: 500 shares authorized and issued; Predecessor: 350,000,000 shares authorized 136,856,360 and 134,977,812 shares issued		1,369	1,350
Additional paid-in capital	3,453,917	327,095	284,961
Accumulated other comprehensive income (loss)	1,558	11,870	(21,099)
Retained earnings	74,633	2,099,005	1,878,459

	3,530,108	2,439,339	2,143,671
Treasury stock, at cost (Predecessor: 1,916,510 and 1,806,446 shares at June 30, 2010 and 2009, respectively)		(38,915)	(36,363)

Total shareholders’ equity	3,530,108	2,400,424	2,107,308

Total liabilities and shareholders’ equity	$10,918,738	$9,881,033	$11,958,327

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(dollars in thousands, except per share data)

	Successor		Predecessor
	Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30,
				2010	2009	2008
Revenue
Finance charge income	$264,347		$342,349	$1,431,319	$1,902,684	$2,382,484
Other income	16,824		30,275	91,215	116,488	160,598
Gain on retirement of debt				283	48,152

	281,171		372,624	1,522,817	2,067,324	2,543,082

Costs and expenses
Operating expenses	70,441		68,855	288,791	308,803	397,814
Leased vehicles expenses	2,106		6,539	34,639	47,880	36,362
Provision for loan losses	26,352		74,618	388,058	972,381	1,130,962
Interest expense	36,684		89,364	457,222	726,560	858,874
Restructuring charges, net			(39)	668	11,847	20,116
Acquisition expenses	16,322		42,651
Impairment of goodwill						212,595

	151,905		281,988	1,169,378	2,067,471	2,656,723

Income (loss) before income taxes	129,266		90,636	353,439	(147)	(113,641)
Income tax provision (benefit)	54,633		39,336	132,893	10,742	(31,272)

Net income (loss)	74,633		51,300	220,546	(10,889)	(82,369)

Other comprehensive income (loss)
Unrealized (losses) gains on cash flow hedges	(412)		6,255	43,306	(26,871)	(84,404)
Foreign currency translation adjustment	1,819		2,055	8,230	750	5,855
Unrealized losses on credit enhancement assets						(232)
Income tax benefit (provision)	151		(3,027)	(18,567)	11,426	26,683

Other comprehensive income (loss)	1,558		5,283	32,969	(14,695)	(52,098)

Comprehensive income (loss)	$76,191		$56,583	$253,515	$(25,584)	$(134,467)

Earnings (loss) per share
Basic	(a	)	$0.38	$1.65	$(0.09)	$(0.72)

Diluted	(a	)	$0.37	$1.60	$(0.09)	$(0.72)

Weighted average shares
Basic	(a	)	135,232,827	133,845,238	125,239,241	114,962,241

Diluted	(a	)	140,302,755	138,179,945	125,239,241	114,962,241

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Successor		Predecessor
	Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30,
				2010	2009	2008
Common Stock Shares
Balance at the beginning of period		500	136,856,360	134,977,812	118,766,250	120,590,473
Common stock issued on exercise of options			17,312	837,411	131,654	1,138,691
Common stock issued on the retirement of debt					15,122,670
Common stock issued on exercise of warrants			438,112			1,065,047
Common stock cancelled – restricted stock					(47,000)	(15,050)
Common stock issued for employee benefit plans			439,580	1,041,137	1,004,238	987,089
Retirement of treasury stock						(5,000,000)

Balance at the end of period		500	137,751,364	136,856,360	134,977,812	118,766,250

Common Stock Amount
Balance at the beginning of period			$1,369	$1,350	$1,188	$1,206
Common stock issued on exercise of options				8	1	11
Common stock issued on exercise of warrants			4			11
Common stock issued on the retirement of debt					151
Common stock issued for employee benefit plans			5	11	10	10
Retirement of treasury stock						(50)

Balance at the end of period	$		$1,378	$1,369	$1,350	$1,188

Additional Paid-in Capital
Balance at the beginning of period		$3,453,917	$327,095	$284,961	$134,064	$163,051
Common stock issued on exercise of options			282	11,597	1,053	12,561
Common stock issued on the retirement of debt					90,830
Income tax benefit from exercise of options, warrants and amortization of convertible note hedges			3,395	9,434	10,678	13,443
Common stock issued on exercise of warrants			(4)			8,581
Common stock issued for employee benefit plans			1,851	4,020	(11,029)	2,140
Cash settlement of share based awards			(16,062)
Retirement of treasury stock						(93,850)
Stock based compensation expense			5,019	15,115	14,264	17,945
Amortization of warrant costs				1,968	45,101	10,193

Balance at the end of period		$3,453,917	$321,576	$327,095	$284,961	$134,064

Accumulated Other Comprehensive Income
(Loss)
Balance at the beginning of period			$11,870	$(21,099)	$(6,404)	$45,694
Other comprehensive income (loss), net of income tax benefit
(provision) of $151, $(3,027),
$(18,567), $11,426 and $26,683, respectively		$1,558	5,283	32,969	(14,695)	(52,098)

Balance at the end of period		$1,558	$17,153	$11,870	$(21,099)	$(6,404)

Retained Earnings
Balance at the beginning of period			$2,099,005	$1,878,459	$1,889,348	$1,989,780
Consolidation of Wachovia funding facilities			175
Uncertain tax position liability adjustment						(463)
Retirement of treasury stock						(17,600)
Net income (loss)		$74,633	51,300	220,546	(10,889)	(82,369)

Balance at the end of period		$74,633	$2,150,480	$2,099,005	$1,878,459	$1,889,348

Treasury Stock Shares
Balance at the beginning of period			1,916,510	1,806,446	2,454,534	1,934,061
Repurchase of common stock						5,734,850
Common stock issued for employee benefit plans			39,226	110,064	(648,088)	(214,377)
Retirement of treasury stock						(5,000,000)

Balance at the end of period			1,955,736	1,916,510	1,806,446	2,454,534

Treasury Stock Amount
Balance at the beginning of period			$(38,915)	$(36,363)	$(52,934)	$(43,139)
Repurchase of common stock						(127,901)
Common stock issued for employee benefit plans			(1,051)	(2,552)	16,571	6,606
Retirement of treasury stock						111,500

Balance at the end of period	$		$(39,966)	$(38,915)	$(36,363)	$(52,934)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30,
			2010	2009	2008
Cash flows from operating activities
Net income (loss)	$74,633	$51,300	$220,546	$(10,889)	$(82,369)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,809	14,649	79,044	109,008	86,879
Provision for loan losses	26,352	74,618	388,058	972,381	1,130,962
Deferred income taxes	21,367	452	(24,567)	226,783	(146,361)
Stock based compensation expense		5,019	15,115	14,264	17,945
Accretion of finance receivables premium	77,092
Amortization of debt discount	(27,458)
Amortization of warrant costs			1,968	45,101	10,193
Non-cash interest charges on convertible debt		5,625	21,554	22,506	22,062
Accretion and amortization of loan fees	1,111	(942)	4,791	19,094	29,435
Gain on retirement of debt			(283)	(48,907)
Impairment of goodwill					212,595
Other	(11,539)	(13,800)	(15,954)	2,773	6,126
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable	(5,838)		197,402	(174,682)	(22,897)
Other assets	5,469	16,373	5,256	(6,704)	(15,627)
Accrued taxes and expenses	22,491	(8,552)	35,779	(52,113)	11,018

Net cash provided by operating activities	191,489	144,742	928,709	1,118,615	1,259,961

Cash flows from investing activities
Purchases of receivables	(947,318)	(940,763)	(2,090,602)	(1,280,291)	(6,260,198)
Principal collections and recoveries on receivables	870,862	883,807	3,606,680	4,257,637	6,108,690
Purchases of property and equipment	(2,429)	(312)	(1,581)	(1,003)	(8,463)
Change in restricted cash – securitization notes payable	49,860	(45,787)	(78,549)	131,064	31,683
Change in restricted cash – credit facilities	3,030	8,257	52,354	63,180	(92,754)
Change in other assets	13,236	40,193	43,875	12,960	(41,731)
Proceeds from money market fund			10,047	104,319
Investment in money market fund				(115,821)
Net purchases of leased vehicles	(10,655)				(198,826)
Distributions from gain on sale Trusts					7,466

Net cash (used) provided by investing activities	(23,414)	(54,605)	1,542,224	3,172,045	(454,133)

Cash flows from financing activities
Net change in credit facilities	212,032	(68,030)	(1,031,187)	(1,278,117)	385,611
Issuance of securitization notes payable	700,000	1,050,000	2,352,493	1,000,000	4,250,000
Payments on securitization notes payable	(954,644)	(795,512)	(3,674,062)	(3,987,424)	(5,774,035)
Debt issuance costs	(4,314)	(7,686)	(24,754)	(32,609)	(39,347)
Net proceeds from issuance of common stock		2,138	15,635	3,741	25,174
Cash settlement of share based awards		(16,062)
Retirement of debt	(464,254)		(20,425)	(238,617)
Repurchase of common stock					(127,901)
Other net changes		313	645	(603)	323

Net cash (used) provided by financing activities	(511,180)	165,161	(2,381,655)	(4,533,629)	(1,280,175)

Net increase (decrease) in cash and cash
equivalents	(343,105)	255,298	89,278	(242,969)	(474,347)
Effect of Canadian exchange rate changes on cash and cash equivalents	130	(42)	(292)	2,763	(2,464)
Cash and cash equivalents at beginning of period	537,529	282,273	193,287	433,493	910,304

Cash and cash equivalents at end of period	$194,554	$537,529	$282,273	$193,287	$433,493

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

History and Operations

We were formed on August 1, 1986, and, since September 1992, have been in the business of purchasing and servicing automobile sales finance contracts. From January 2007 through May 2008 and starting again in December 2010, we also originated leases on automobiles.

Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. The accompanying consolidated financial statements for the six months ended December 31, 2010 are presented for two periods: July 1, 2010 through September 30, 2010, labeled “Predecessor”, and October 1, 2010 through December 31, 2010, labeled “Successor”, which relate to the period before the Merger and the period after the Merger, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect a change in basis from the application of “purchase accounting”.

Change in Fiscal Year

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle. As a result of this change, the Consolidated Financial Statements include our financial results for the three month transition period of July 1, 2010 through September 30, 2010, labeled “Predecessor” and the three month transition period of October 1, 2010 through December 31, 2010, labeled “Successor”. The years ended June 30, 2010, 2009 and 2008 reflect the twelve-month results of the respective fiscal year and are referred to herein as fiscal 2010, 2009 and 2008.

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities (“VIE’s”). All intercompany transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, income taxes and the fair value of finance receivables, intangible assets and securitization notes payable.

Purchase Accounting

The Merger has been accounted for under the purchase method of accounting, whereby the total purchase price of the transaction was allocated to our identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of net finance receivables, medium term note facility payable, Wachovia funding facilities payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as new identifiable intangible assets. See Note 2 – “Financial Statement Effects of the Merger” for additional information on the purchase price allocation.

Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Finance Receivables, Non-Accretable Discount, Accretable Premium and the Allowance for Loan Losses

Pre-Acquisition Finance Receivables, Non-Accretable Discount and Accretable Premium

Finance receivables originated prior to the acquisition were adjusted to fair value at October 1, 2010. As a result of purchase accounting for the Merger, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. A portion of the discount attributable to future credit losses is recorded as a non-accretable discount. Any deterioration in the performance of pre-acquisition receivables indicating that the non-accretable discount has become insufficient to cover future credit losses in the pre-acquisition portfolio will result in an incremental allowance for loan losses being recorded. Improvements in the performance of the pre-acquisition receivables indicating that the non-accretable discount exceeds expected future credit losses will not be a direct offset to charge-offs, but will result in a transfer of the excess non-accretable discount to accretable discount, which will be recorded as finance charge income over the remaining life of the receivables.

A portion of the fair value adjustment on the finance receivables is included as an accretable premium. This premium is accreted into finance charge income over the remaining life of the receivables utilizing an effective interest method.

Post-Acquisition Finance Receivables and Allowance for Loan Losses

Finance receivables originated since the acquisition are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our post-acquisition finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the post-acquisition finance receivables as of the balance sheet date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine the loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of operations.

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, aggregating $14.1 million, $12.4 million and $20.4 million at December 31, 2010, June 30, 2010 and 2009, respectively, are included in other assets on the consolidated balance sheets pending sale.

Variable Interest Entities – Securitizations and Credit Facilities

We finance our loan origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize special purpose entities (“SPE’s”). In a credit facility, we transfer finance receivables to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed SPE’s structured as securitization Trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

Our continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the SPE’s and through holding a residual interest in the SPE. These transactions are structured without recourse. The SPE’s are considered VIE’s under U.S. Generally Accepted Accounting Principles (“GAAP”) and are consolidated because we have: (i) power over the significant activities of the entity and (ii) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

We have the power over the significant activities of those VIE’s in which we act as servicer of the financial assets held in the VIE. Our servicing fees are typically not considered potentially significant variable interests in the VIE; however, when we retain a residual interest in the SPE, either in the form of a debt security or equity interest, we will have an obligation to absorb losses or the right to receive benefits that would potentially be significant to the SPE. Accordingly, we are the primary beneficiary of the VIE and are required to consolidate it within our consolidated financial statements. Therefore, the finance receivables, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. See Note 5 – “Finance Receivables”, Note 6 – “Securitizations” and Note 8 – “Credit Facilities” for further information.

We are not required, and do not currently intend, to provide any additional financial support to our credit facilities and securitization SPE’s. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.

Except for purchase accounting adjustments, we recognize finance charge and fee income on the receivables and interest expense on the securities issued in a securitization transaction, and record a provision for loan losses to recognize probable loan losses inherent in the finance receivables. Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on our consolidated balance sheets as restricted cash – securitization notes payable, which is invested in highly liquid securities with original maturities of 90 days or less or in highly rated guaranteed investment contracts.

Prior to October 1, 2002, we structured our securitization transactions to meet the accounting criteria for sales of finance receivables. We also acquired two securitization Trusts which were accounted for as sales of receivables. Such securitization transactions are referred to herein as gain on sale Trusts. We had no gain on sale Trusts outstanding as of December 31, 2010.

Property and Equipment

As a result of the Merger, on October 1, 2010, our property and equipment was adjusted to an estimated fair market value. Prior to the Merger, property and equipment was carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from three to 25 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

Leased Vehicles

Leased vehicles consist of automobiles leased to consumers. As a result of the Merger, on October 1, 2010, these assets were adjusted to an estimated fair value. Prior to the Merger, leased vehicles were carried at amortized cost. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Goodwill

Under the purchase method of accounting, our net assets are recorded at their estimated fair value at the date of the Merger. The excess cost of the acquisition over the fair value is recorded as goodwill. Goodwill is subject to impairment testing using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. We have determined that we have only one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings. We will perform our annual goodwill impairment analysis during the fourth quarter.

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

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At December 31, 2010, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness and a net earnings impact occurs when the change in the value of a derivative instrument does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material.

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

Tax Sharing Arrangement

Under the tax sharing arrangement with GM, we are responsible for our tax liabilities as if separate returns are filed.

Income Taxes

Deferred income taxes are provided in accordance with the asset and liability method of accounting for income taxes to recognize the tax effects of tax credits and temporary differences between financial statement and income tax accounting. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

We account for uncertainty in income taxes in the financial statements. See Note 17 – “Income Taxes” for a discussion of the accounting for uncertain tax positions.

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

Stock Based Compensation – Predecessor

Share-based payment transactions were measured at fair value and recognized in the financial statements.

For the three months ended September 30, 2010, fiscal 2010, 2009, and 2008, we recorded total stock based compensation expense of $5.0 million ($2.8 million net of tax), $15.1 million ($9.4 million net of tax), $14.3 million ($9.2 million net of tax), and $17.9 million ($13.5 million net of tax), respectively.

The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $0.4 million, $1.1 million and $1.3 million for the three months ended September 30, 2010, fiscal 2010 and 2008, respectively, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

	Predecessor
	Years Ended June 30,
	2010	2009	2008
Expected dividends	0	0	0
Expected volatility	65.7%	92.1%	60.8%
Risk-free interest rate	1.2%	1.7%	3.3%
Expected life	1.4 years	2.0 years	1.2 years

We have not paid out dividends historically, thus the dividend yields are estimated at zero percent.

Expected volatility reflects an average of the implied and historical volatility rates. Management believed that a combination of market-based measures was the best available indicator of expected volatility.

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of options were determined based on our historical option exercise experience and the term of the option.

Assumptions were reviewed each time there was a new grant or modification of a previous grant and would have been impacted by actual fluctuation in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for the options granted or modified and impacts the amount of compensation expense recognized on the consolidated statements of operations and comprehensive operations.

2.	Financial Statement Effects of the Merger

Purchase Price Allocation

The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 12 – “Fair Values of Assets and Liabilities” for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.

The results of the purchase price allocation included an increase in the total carrying value of net finance receivables, medium term note facility payable, Wachovia funding facilities payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as intangible assets. Management believes all material intangible assets have been identified.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount was $1,112.3 million.

In accordance with the accounting for goodwill, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. See Note 2 – “Financial Statement Effects of the Merger” for additional information of the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 1, 2010 (in thousands):

Assets:
Cash and cash equivalents	$537,529
Restricted cash – securitization notes payable	975,942
Restricted cash – credit facilities	134,468
Finance receivables	8,230,743
Property and equipment	46,874
Leased vehicles	53,507
Other assets	271,887
Intangibles:
Dealer network	3,100
Trade name	2,000
Credit scoring assessment process	1,900
Goodwill	1,112,284

Total assets	11,370,234

Liabilities:
Credit facilities	621,099
Senior notes	72,430
Convertible senior notes	461,708
Securitization notes payable	6,408,628
Other liabilities	352,452

Total liabilities	7,916,317

Purchase price	$3,453,917

3.	Transition Period Financial Information (dollars in thousands, except per share data):

	Successor		Predecessor
	Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	Period From October 1, 2009 Through December 31, 2009	Period From July 1, 2009 Through September 30, 2009
				(unaudited)
Statements of Operations and Comprehensive Operations Data:
Revenue	$281,171		$372,624	$386,755	$413,284
Costs and expenses	151,905		281,988	314,540	367,034

Income before income taxes	129,266		90,636	72,215	46,250

Income tax provision	54,633		39,336	26,186	20,489

Net income	74,633		51,300	46,029	25,761

Other comprehensive income
Unrealized (losses) gains on cash flow hedges	(412)		6,255	17,087	7,411
Foreign currency translation adjustment	1,819		2,055	1,344	6,924
Income tax provision (benefit)	151		(3,027)	(6,701)	(5,176)

Other comprehensive income	1,558		5,283	11,730	9,159

Comprehensive income	$76,191		$56,583	$57,759	$34,920

Per Share Data:
Earnings per share
Basic	(a	)	$0.38	$0.34	$0.19
Diluted	(a	)	$0.37	$0.33	$0.19
Weighted average shares
Basic	(a	)	135,232,827	133,492,069	133,229,960
Diluted	(a	)	140,302,755	137,630,694	136,083,460
Balance Sheet Data:
Total assets	$10,918,738		$10,107,410	$10,289,504	$11,215,732
Total liabilities	7,388,630		7,656,789	8,071,112	9,065,459
Total shareholders’ equity	3,530,108		2,450,621	2,218,392	2,150,273

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

4.	Goodwill

As noted above in Note 1 – “Summary of Significant Accounting Policies - Purchase Accounting”, the Merger with GM resulted in goodwill attributable to the difference between the excess of the purchase price over the fair value of the assets and liabilities acquired. See Note 2 – “Financial Statement Effects of the Merger” for details of the purchase price allocation.

On January 1, 2007, we acquired the stock of Long Beach Acceptance Corporation (“LBAC”). The total consideration in the all-cash transaction, including transaction costs, was approximately $287.7 million. We initially recorded goodwill of approximately $196.8 million, all of which is deductible for federal income tax purposes. On May 1, 2006, we acquired the stock of Bay View Acceptance Corporation (“BVAC”). The total consideration in the all-cash transaction, including transaction costs, was approximately $64.6 million. We initially recorded goodwill of approximately $14.4 million, which is not deductible for federal income tax purposes. Our annual goodwill impairment analysis performed during the fourth quarter of the year ended June 30, 2008 resulted in the determination that the Predecessor goodwill was fully impaired.

A summary of changes to goodwill is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended December 31, 2010	Years Ended
		June 30, 2010	June 30, 2009	June 30, 2008
Balance at beginning of the period	$1,112,284				$208,435
Adjustments to goodwill					4,160
Impairment					(212,595)

Balance at end of the period	$1,112,284	$	$	$

5.	Finance Receivables

Finance receivables consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Pre-acquisition finance receivables	$7,724,188	$8,733,518	$10,927,969
Post-acquisition finance receivables	923,713

	8,647,901	8,733,518	10,927,969
Add finance receivables premium	423,556
Less non-accretable discount:
Pre-acquisition finance receivables	(847,781)
Less allowance for loan losses:
Post-acquisition finance receivables	(26,352)
Pre-acquisition finance receivables		(573,310)	(890,640)

	$8,197,324	$8,160,208	$10,037,329

A summary of our finance receivables is as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Balance at beginning of period	$8,698,018	$8,733,518	$10,927,969	$14,981,412	$15,922,458
Loans purchased	934,812	959,004	2,137,620	1,285,091	6,075,412
Loans purchased from gain on sale Trusts					18,401
Charge-offs	(221,046)	(217,520)	(1,249,298)	(1,659,099)	(1,670,353)
Principal collections and other	(763,883)	(799,427)	(3,082,773)	(3,679,435)	(5,364,506)

Balance at end of period	$8,647,901	$8,675,575	$8,733,518	$10,927,969	$14,981,412

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $491.4 million, $491.2 million and $667.3 million of delinquent finance receivables as of December 31, 2010, June 30, 2010 and 2009, respectively.

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

A summary of the finance receivables premium is as follows (in thousands):

Successor
Period From October 1, 2010 Through December 31, 2010
Balance at beginning of period	$500,648
Accretion of premium	(77,092)

Balance at end of period	$423,556

A summary of the non-accretable discount is as follows (in thousands):

Successor
Period From October 1, 2010 Through December 31, 2010
Balance at beginning of period	$967,923
Recoveries	100,904
Charge-offs	(221,046)

Balance at end of period	$847,781

A summary of the allowance for loan losses is as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended
			June 30, 2010	June 30, 2009
Balance at beginning of period		$573,310	$890,640	$951,113
Provision for loan losses	$26,352	74,618	388,058	972,381
Recoveries		98,081	543,910	626,245
Charge-offs		(217,520)	(1,249,298)	(1,659,099)

Balance at end of period	$26,352	$528,489	$573,310	$890,640

Credit Risk

A summary of the credit risk profile by FICO score band of the finance receivables, determined at origination, is as follows (in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
FICO Score less than 540	$1,328,011	$1,182,646	$1,374,459
FICO Score 540 to 599	3,395,736	3,182,866	3,643,157
FICO Score 600 to 659	2,757,771	2,934,690	3,760,471
FICO Score greater than 660	1,166,383	1,433,316	2,149,882

Balance at end of period	$8,647,901	$8,733,518	$10,927,969

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	December 31, 2010		June 30, 2010		June 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$535,263	6.2%	$542,655	6.2%	$753,086	6.9%
Greater-than-60 days	211,588	2.4	230,780	2.7	383,245	3.5

	746,851	8.6	773,435	8.9	1,136,331	10.4
In repossession	28,076	0.3	31,457	0.4	49,280	0.5

	$774,927	8.9%	$804,892	9.3%	$1,185,611	10.9%

6.	Securitizations

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31,	Period From July 1, 2010 Through September 30,	Years Ended June 30,
	2010	2010	2010	2009	2008
Receivables securitized	$742,708	$1,164,267	$2,843,308	$1,289,082	$4,634,083
Net proceeds from securitization	700,000	1,050,000	2,352,493	1,000,000	4,250,000
Servicing fees:
Sold				28	168
Variable interest entities(a)	46,229	43,663	196,304	237,471	306,949
Distributions from Trusts:
Sold					7,466
Variable interest entities	216,004	110,930	424,161	429,457	668,510

(a)	Cash flows received for servicing securitizations consolidated as VIE’s are included in finance charge income on the consolidated statements of operations and comprehensive operations.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of December 31, 2010, and June 30, 2010 and 2009, we were servicing $7.2 billion, $7.2 billion and $8.4 billion, respectively, of finance receivables that have been transferred to securitization Trusts.

In April 2008, we entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank (“Deutsche”). Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our AmeriCredit Automobile Receivables Trust (“AMCAR”) securitization platform in registered public offerings. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock valued at $48.9 million in connection with the agreement. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. Effective December 19, 2008, we entered into a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were charged to interest expense during fiscal 2009. See Note 14 – “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

In September 2008, we entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, during the original one year term of the facilities, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. The facilities were renewed for another one year term in September 2010. At the end of the one year term, the facilities, if not renewed, will amortize in accordance with the securitization transaction until paid off. We paid $1.9 million of upfront commitment fees and issued a warrant to purchase up to 1.0 million shares of our common stock valued at $8.3 million in connection with these facilities, which were amortized to interest expense over the original one year term of the facilities. See Note 14 – “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

In November 2008, we entered into a purchase agreement with Fairholme Funds Inc. (“Fairholme”) under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. See Note 10 – “Senior Notes and Convertible Senior Notes” for discussion of other transactions with Fairholme.

7.	Investment in Money Market Fund

We had an investment in the Reserve Primary Money Market Fund (the “Reserve Fund”), a money market fund which has subsequently liquidated its portfolio of investments. As of June 30, 2009, the investment was valued at the estimated net asset value of $0.97 per share as published by the Reserve Fund. Through December 31, 2010, we have received distributions from the Reserve Fund representing approximately $0.99 per share in total distributions.

8.	Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Medium term note facility(a)	$490,126	$598,946	$750,000
Syndicated warehouse facility	278,006		569,756
Wachovia funding facilities(a)	63,670
Prime/Near prime facility			250,377
Lease warehouse facility			60,000

	$831,802	$598,946	$1,630,133

(a)	Included in the amount outstanding as of December 31, 2010, are accounting adjustments of $0.8 million on the medium term note facility and $1.5 million on the Wachovia funding facilities that will be amortized into interest expense over the life of the debt.

Further detail regarding terms and availability of the credit facilities as of December 31, 2010, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged(e)
Syndicated warehouse facility(a):	$1,300,000	$278,006	$409,137	$8,299
GM revolving credit facility(b):	300,000
Medium term note facility(c):		490,126	539,245	94,628
Wachovia funding facilities(d):		63,670

		$831,802	$948,382	$102,927

(a)	In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	On September 30, 2010, we entered into a six month unsecured revolving credit facility with General Motors Holdings LLC.
(c)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(d)	Advances under the Wachovia funding facilities are currently secured by $65.4 million of asset-backed securities issued in the AMCAR 2008-1 securitization transaction. In accordance with the adoption of new accounting guidance regarding consolidation of VIE’s, the Wachovia funding facilities were consolidated effective July 1, 2010. These facilities are amortizing in accordance with the underlying securitization transaction.
(e)	These amounts do not include cash collected on finance receivables pledged of $28.5 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse and medium term note facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance receivables. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the syndicated warehouse facility, restrict our ability to obtain additional borrowings. As of December 31, 2010, we were in compliance with all covenants in our credit facilities.

On January 31, 2011, we entered into a $600 million warehouse leasing facility.

On February 17, 2011, we extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

Debt issuance costs of $0.1 million as of December 31, 2010, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of the credit facilities. Debt issuance costs, which were $8.3 million and $16.1 million, and were included in other assets on the consolidated balance sheets as of June 30, 2010 and 2009, respectively, were eliminated at October 1, 2010 in connection with purchase accounting for the Merger.

9.	Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions. In connection with the Merger, we recorded a finance receivables premium of $132.8 million that is being amortized to interest expense over the expected term of the notes. At December 31, 2010, unamortized finance receivables premium of $107.1 million is included in securitization notes payable on the consolidated balance sheets. Debt issuance costs of $3.8 million, as of December 31, 2010, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of securitization notes payable. Unamortized costs, which were $19.7 million and $13.9 million and were included in other assets on the consolidated balance sheets as of June 30, 2010 and 2009, respectively, were eliminated at October 1, 2010 in connection with purchase accounting for the Merger.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date(c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance at December 31, 2010	Note Balance at June 30, 2010	Note Balance at June 30, 2009
2004-D-F	July 2011	$750,000	3.1%				$48,301
2005-A-X	October 2011	900,000	3.7%				72,264
2005-1	May 2011	750,000	4.5%				57,059
2005-B-M	May 2012	1,350,000	4.1%				159,428
2005-C-F	June 2012	1,100,000	4.5%			$69,967	160,112
2005-D-A	November 2012	1,400,000	4.9%			118,645	245,084
2006-1	May 2013	945,000	5.3%	$68,210	$53,452	83,724	162,775
2006-R-M	January 2014	1,200,000	5.4%	194,508	175,803	253,467	452,604
2006-A-F	September 2013	1,350,000	5.6%	158,762	144,815	209,606	371,300
2006-B-G	September 2013	1,200,000	5.2%	178,570	163,510	227,503	386,480
2007-A-X	October 2013	1,200,000	5.2%	224,035	205,267	276,588	447,945
2007-B-F	December 2013	1,500,000	5.2%	333,997	307,137	410,193	650,889
2007-1	March 2016	1,000,000	5.4%	188,180	192,991	263,468	430,801
2007-C-M	April 2014	1,500,000	5.5%	401,602	369,511	481,155	742,002
2007-D-F	June 2014	1,000,000	5.5%	291,991	268,542	347,913	539,020
2007-2-M	March 2016	1,000,000	5.3%	274,748	266,267	347,739	535,200
2008-A-F	October 2014	750,000	6.0%	334,907	268,546	343,753	518,835
2008-1 (a)	January 2015	500,000	8.7%	279,503	79,320	221,952	388,355
2008-2	April 2015	500,000	10.5%	296,430	153,326	230,803	400,108
2009-1	January 2016	725,000	7.5%	537,969	364,533	450,998
2009-1 (APART)	July 2017	227,493	2.7%	177,203	129,828	163,350
2010-1	July 2017	600,000	3.7%	503,809	413,562	511,583
2010-A	July 2017	200,000	3.1%	193,320	152,943	187,162
2010-2	June 2016	600,000	3.8%	515,730	464,029	583,210
2010-B	November 2017	200,000	2.2%	213,433	175,722
2010-3	January 2018	850,000	2.5%	881,174	799,002
2010-4	November 2016	700,000	2.5%	706,723	677,556
BV2005-LJ-1(b)	May 2012	232,100	5.1%	5,905	6,363	11,271	26,800
BV2005-LJ-2(b)(d)	February 2014	185,596	4.6%	7,607	6,636	11,467	26,668
BV2005-3(b)	June 2014	220,107	5.1%	13,969	14,869	22,359	43,065
LB2004-C(b)	July 2011	350,000	3.5%				23,543
LB2005-A(b)	April 2012	350,000	4.1%			15,708	41,040
LB2005-B(b)	June 2012	350,000	4.4%			22,293	53,157
LB2006-A(b)	May 2013	450,000	5.4%	35,618	29,200	49,638	97,058
LB2006-B(b)	September 2013	500,000	5.2%	56,305	58,321	83,194	148,167
LB2007-A	January 2014	486,000	5.0%	81,630	80,078	110,267	198,627

		$27,121,296		$7,155,838	$6,021,129

Purchase accounting premium					107,088

Total					$6,128,217	$6,108,976	$7,426,687

(a)	Note balance does not include $65.4 million of asset-backed securities pledged to the Wachovia funding facilities, which were consolidated effective July 1, 2010.
(b)	Transactions relate to securitization Trusts acquired by us.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $2,961.4 million in fiscal 2011, $1,702.5 million in fiscal 2012, $659.4 million in fiscal 2013, $423.5 million in fiscal 2014, and $274.5 million in fiscal 2015.
(d)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of December 31, 2010, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

During the six months ended December 31, 2010, and during fiscal 2010, 2009 and 2008, we exceeded certain portfolio performance ratios in several AMCAR and LBAC securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

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

10.	Senior Notes and Convertible Senior Notes

Senior notes and convertible senior notes consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
8.5% Senior Notes (due in July 2015)	$70,054	$70,620	$91,620

0.75% Convertible Senior Notes
(due in September 2011)	946	247,000	247,000
Debt discount(a)		(17,645)	(31,088)
2.125% Convertible Senior Notes
(due in September 2013)	500	215,017	215,017
Debt discount(a)		(30,304)	(38,415)

	$1,446	$414,068	$392,514

(a)	Prior to the Merger, we had adopted guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). We separately accounted for the liability and equity components of the convertible senior notes due in September 2011 and 2013, retrospectively, based on our nonconvertible debt borrowing rate on the issuance date of approximately 7%. At issuance, the liability and equity components were $404.3 million and $145.7 million ($91.7 million net of deferred taxes), respectively. As a result of purchase accounting for the Merger, the debt discount that was being amortized to interest expense over the expected term of the notes based on the effective interest method was eliminated.

Interest expense related to the convertible senior notes consists of the following (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31,	Period From July 1, 2010 Through September 30,	Years Ended June 30,
	2010	2010	2010	2009	2008
Premium/discount amortization		$5,625	$21,554	$22,506	$22,062
Contractual interest	$1,184	1,605	6,421	7,379	7,906

Total interest expense related to convertible senior notes	$1,184	$7,230	$27,975	$29,885	$29,968

Unamortized debt issuance costs, which were $0.9 million and $1.4 million related to the senior notes and $2.8 million and $4.2 million related to the convertible senior notes and were included in other assets on the consolidated balance sheets as of June 30, 2010 and 2009, respectively, were eliminated at October 1, 2010, as a result of the purchase accounting for the Merger.

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

As a result of the Merger, the holders of the senior notes had the right to require us to repurchase some or all of their notes as provided in the indenture for such notes. The repurchase date for any notes tendered to us was December 3, 2010. The repurchase price was 101% of the principal amount of the notes plus accrued interest. Accordingly, during the three months ended December 31, 2010, we repurchased $2.2 million of the senior notes.

Convertible Senior Notes

Interest on the convertible senior notes is payable semiannually. Subject to certain conditions, the notes, which are uncollateralized, were convertible prior to maturity into shares of our common stock at an initial conversion price of $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. Upon conversion, the conversion value would have been paid in: (i) cash equal to the principal amount of the notes and (ii) to the extent the conversion value would have exceeded the principal amount of the notes, shares of our common stock. The notes were convertible only in the following circumstances: (i) if the closing sale price of our common stock exceeded 130% of the conversion price during specified periods set forth in the indentures under which the notes were issued, (ii) if the average trading price per $1,000 principal amount of the notes was less than or equal to 98% of the average conversion value of the notes during specified periods set forth in the indentures under which the notes were issued or (iii) upon the occurrence of specific corporate transactions set forth in the indentures under which the notes were issued. At June 30, 2010 and 2009, the if-converted value did not exceed the principal amount of the convertible senior notes.

In connection with the issuance of the convertible senior notes due in 2011 and 2013, we purchased call options that entitled us to purchase shares of our common stock in an amount equal to the number of shares issued upon conversion of the notes at $28.07 per share and $30.51 per share for the notes due in 2011 and 2013, respectively. These call options were expected to allow us to offset the dilution of our shares if the conversion feature of the convertible senior notes was exercised.

We also sold warrants to purchase 9,796,408 shares of our common stock at $35.00 per share and 9,012,713 shares of our common stock at $40.00 per share for the notes due in 2011 and 2013, respectively. In no event were we required to deliver a number of shares in connection with the exercise of these warrants in excess of twice the aggregate number of shares initially issuable upon the exercise of the warrants.

We analyzed the conversion feature, call option and warrant transactions regarding accounting for derivative financial instruments indexed to and potentially settled in a company’s own stock and determined they met the criteria for classification as equity transactions. As a result, both the cost of the call options and the proceeds of the warrants were reflected in additional paid-in capital in the Predecessor consolidated balance sheets, and we did not recognize subsequent changes in their fair value.

In connection with the Merger, the call options and warrants were terminated.

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

As a result of the Merger, the holders of the convertible senior notes had the right to require us to repurchase some or all of their notes as provided in the indentures for such notes. The repurchase date for any notes tendered to us was December 10, 2010. The repurchase price was the principal amount of the notes plus accrued interest. Also, pursuant to the terms of the convertible senior notes indentures a “make-whole” payment of $0.69 per $1,000 of principal amount of the convertible senior notes due in 2011 and $0.81 per $1,000 of principal amount of the convertible senior notes due in 2013 was made to those who elected to convert as a result of the Merger. Accordingly, during the three months ended December 31, 2010, we repurchased $460.6 million of convertible senior notes due in 2011 and 2013.

During fiscal 2009, we repurchased and retired all $200.0 million of our convertible notes due in November 2023 at an average price equal to 99.5% of the principal amount of notes redeemed. We recorded a gain on retirement of debt of $0.8 million.

11.	Derivative Financial Instruments and Hedging Activities

We are exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on our credit facilities and on certain securitization notes payable. See Note 1 – “Summary of Significant Accounting Policies – Derivative Financial Instruments” for more information regarding our derivative financial instruments and hedging activities.

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	Successor		Predecessor
	December 31, 2010		June 30, 2010		June 30, 2009
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Assets
Interest rate swaps(a)	$1,227,305	$23,058	$1,682,182	$26,194	$2,592,548	$24,267
Interest rate caps(a)	946,353	7,899	774,456	3,188	1,914,886	15,858

Total assets	$2,173,658	$30,957	$2,456,638	$29,382	$4,507,434	$40,125

Liabilities
Interest rate swaps	$1,227,305	$46,797	$1,682,182	$70,421	$2,592,548	$131,885
Interest rate caps(b)	831,848	8,094	708,287	3,320	1,721,044	16,644
Foreign currency contracts(b)(c)	48,595	2,125	58,470	1,206

Total liabilities	$2,107,748	$57,016	$2,448,939	$74,947	$4,313,592	$148,529

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the period end rate.

Interest rate swap agreements designated as hedges had unrealized losses of approximately $0.4 million in accumulated other comprehensive income (loss) at December 31, 2010. As a result of purchase accounting for the Merger, unrealized losses, which were $53.8 million and $97.1 million June 30, 2010 and 2009, respectively, were eliminated. The ineffectiveness related to the interest rate swap agreements was $1.1 million for the three months ended December 31, 2010, $0.1 million for the three months ended September 30, 2010, $0.4 million and $0.8 million for fiscal 2010 and 2009, respectively, and immaterial for fiscal 2008. We estimate approximately $0.4 million of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $1.2 million for the three months ended December 31, 2010, $5.4 million for the three months ended September 30, 2010, $12.6 million and $22.7 million for fiscal 2010 and 2009 included in interest expense on the consolidated statements of operations, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31, 2010, June 30, 2010 and 2009, these restricted cash accounts totaled $32.7 million, $26.7 million and $45.7 million, respectively, and are included in other assets on the consolidated balance sheets.

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

The following tables present information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations (in thousands):

	Income (Losses) Recognized In Income
	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Non-Designated hedges:
Interest rate contracts(a)	$1,060	$5,478	$13,248	$(12,463)		$6,891
Foreign currency contracts(b)	(535)	(383)	(1,206)

Total	$525	$5,095	$12,042	$(12,463)		$6,891

Designated hedges:
Interest rate contracts(a)	$(1,092)	$(85)	$394	$(781)	$

	(Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010
			Years Ended June 30,
			2010	2009	2008
Designated hedges:
Interest rate contracts(a)	$(464)	$(8,218)	$(36,761)	$(109,115)	$(109,039)

	(Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income(c)
	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010
			Years Ended June 30,
			2010	2009	2008
Designated hedges:
Interest rate contracts(a)	$(52)	$(14,473)	$(80,067)	$(82,244)	$(24,635)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income (losses) recognized in income are included in operating expenses.
(c)	Losses reclassified from accumulated other comprehensive income (loss) into income for effective and ineffective portions are included in interest expense.

12.	Fair Values of Assets and Liabilities

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

There are three general valuation techniques that may be used to measure fair value, as described below:

(i)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

(ii)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

(iii)	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2010:

	Successor
	December 31, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets for Identical Assets		Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(a)		$1,118,489			$1,118,489
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$7,899		7,899
Interest rate swaps(iii)				$23,058	23,058

Total assets		$1,118,489	$7,899	$23,058	$1,149,446

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)				$46,797	$46,797
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$8,094		8,094
Foreign currency contracts(i)			2,125		2,125

Total liabilities	$		$10,219	$46,797	$57,016

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $166.5 million.

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2010:

	Predecessor
	June 30, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets for Identical Assets		Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(a)		$1,195,297			$1,195,297
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$3,188		3,188
Interest rate swaps(iii)				$26,194	26,194

Total assets		$1,195,297	$3,188	$26,194	$1,224,679

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)				$70,421	$70,421
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$3,320		3,320
Foreign currency contracts(i)			1,206		1,206

Total liabilities	$		$4,526	$70,421	$74,947

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $186.8 million.

Assets and liabilities itemized below were measured at fair value on a recurring basis at June 30, 2009:

	Predecessor
	June 30, 2009 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets for Identical Assets		Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(a)		$1,072,877			$1,072,877
Investment in money market fund(i)				$8,027	8,027
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$15,858		15,858
Interest rate swaps(iii)				24,267	24,267

Total assets		$1,072,877	$15,858	$32,294	$1,121,029

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)				$131,885	$131,885
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$16,644		16,644

Total liabilities	$		$16,644	$131,885	$148,529

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $214.0 million.

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

Financial instruments are considered Level 3 when their values are determined using price models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. A brief description of the valuation techniques used for our Level 3 assets and liabilities is provided below and in Note 6 – “Investment in Money Market Fund”.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2010, the three months ended September 30, 2010, fiscal 2010 and 2009 (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010
				June 30,
				2010		2009
Assets
Interest rate swap agreements
Balance at the beginning of period	$27,364		$26,194		$24,267	$3,572
Total realized and unrealized gains (losses)
Included in earnings	1,194		5,417		12,595	22,700
Settlements	(5,500)		(4,247)		(10,668)	(2,005)

Balance at the end of period	$23,058		$27,364		$26,194	$24,267

Investment in money market fund
Balance at the beginning of period					$8,027
Transfers into Level 3						$115,821
Total realized and unrealized gains (losses)
Included in earnings					2,020	(3,475)
Settlements					(10,047)	(104,319)

Balance at the end of period	$	$		$		$8,027

Liabilities
Interest rate swap agreements
Balance at the beginning of period	$(60,895)		$(70,421)		$(131,885)	$(76,269)
Total realized and unrealized gains (losses)
Included in earnings	(1,092)		(85)		394	(34,926)
Included in other comprehensive income	(464)		(8,218)		(36,761)	(109,115)
Settlements	15,654		17,829		97,831	88,425

Balance at the end of period	$(46,797)		$(60,895)		$(70,421)	$(131,885)

Derivatives

The fair values of our interest rate caps are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

Our interest rate swaps are not exchange traded but instead trade in over-the-counter markets where quoted market prices are not readily available. The fair value is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The impacts of our and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of assets and liabilities.

13.	Commitments and Contingencies

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

A summary of lease expense is as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010
			Years Ended June 30,
			2010	2009	2008
Lease expense	$2,710	$2,788	$12,948	$15,625	$18,489

Operating lease commitments for years ending December 31 are as follows (in thousands):

2011	$12,683
2012	12,384
2013	12,209
2014	11,974
2015	10,464
Thereafter	27,100

$86,814

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions and highly rated investments in guaranteed investment contracts. The counterparties to our derivative financial instruments are various major financial institutions. Finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas and California each accounting for 14% and 11%, respectively, of the finance receivables portfolio as of December 31, 2010. No other state accounted for more than 10% of finance receivables.

Limited Corporate Guarantees of Indebtedness

We guarantee the timely payment of interest and ultimate payment of principal on the Class B and Class C asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of December 31, 2010, and June 30, 2010 and 2009, the par value of the senior notes and convertible senior notes was $69.8 million, $532.6 million and $553.6 million, respectively. See Note 23 – “Guarantor Consolidating Financial Statements”.

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

On July 21, 2010, we entered into the Merger Agreement. The following litigation is continuing with respect to the Merger:

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

On July 28, 2010, an action styled Labourers’ Pension Fund of Central and Eastern Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp., et al, was filed in the District Court of Tarrant County, Texas, Cause No. 236 246960 10 (the “Labourers’ Pension Fund Case”). The plaintiff sought class action status and alleged individual defendants (our officers and directors) breached their fiduciary duties in negotiating and approving the proposed transaction between us and GM and that GM aided and abetted the alleged breach of fiduciary duty. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the pending transaction; however, no motion for an injunction was filed. On January 4, 2011, plaintiffs filed a notice of nonsuit, dismissing its claims without prejudice.

On August 6, 2010, an action styled Carla Butler, Derivatively on behalf of AmeriCredit Corp., Plaintiff vs. Clifton H. Morris, Jr., Daniel E. Berce, John Clay, Ian M. Cumming, A.R. Dike, James H. Greer, Douglas K. Higgins, Kenneth H. Jones, Jr., Robert B. Sturges, Justin R. Wheeler, General Motors Holdings LLC and General Motors Company, Defendants, and AmeriCredit Corp., Nominal Defendant, was filed in the District Court of Tarrant County, Texas, Cause No. 67 247227-10 (the “Butler Case”). In the Butler Case, like the Hatfield Case, the complaint alleges that our individual officers and certain current and former directors breached their fiduciary duties. Among other relief, the complaint sought to rescind the transaction and enjoin its consummation and also seeks an award of plaintiff costs and disbursements including attorneys’ and expert fees.

On September 1, 2010, an action styled Douglas Mogle, on behalf of himself and all others similarly stated vs. AmeriCredit Corp., et al, was filed in the District Court of Tarrant County, Texas, Cause No. 153 247833 10 (the “Mogle Case”). The complaint is similar to the Labourers’ Pension Fund Case complaint discussed above. On November 17, 2010, plaintiffs filed a notice of nonsuit, dismissing its claims without prejudice.

The Hatfield Case and the Butler Case have been consolidated for handling and the plaintiff has amended its complaint to seek damages. On January 7, 2011, the defendants filed a motion to dismiss the complaints, based on the court’s lack of subject matter jurisdiction over the consolidated case. We believe that the claims alleged in the Hatfield Case and the Butler Case are without merit and we intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this litigation can be determined at this time.

14.	Common Stock and Warrants – Predecessor

The following summarizes share repurchase activity:

Year Ended June 30,	2008
Number of shares	5,734,850
Average price per share	$22.30

In connection with the forward purchase commitment agreement with Deutsche (See Note 6 – “Securitizations”), we issued a warrant to an affiliate of Deutsche under which it may purchase up to 7.5 million shares of our common stock. The warrant was exercisable on or before April 15, 2015 at an exercise price of $12.01 per share. In connection with the Merger, the warrant was settled in cash.

In connection with the closing of the Wachovia funding facilities (See Note 6 – “Securitizations”), we issued a warrant to Wachovia under which they may purchase up to 1.0 million shares of common stock. The warrant was exercisable on or before September 24, 2015 at an exercise price of $13.55 per share. On August 10, 2010, Wachovia exercised the warrant at a price of $24.12 per share in a cashless exercise and received a net settlement of 438,112 shares of our common stock.

15.	Stock Based Compensation – Predecessor

General

We had certain stock based compensation plans for employees, non-employee directors and key executive officers. As a result of the Merger, our outstanding options and restricted stock were fully vested and settled accordingly to the terms of the award agreements and the Merger. As of October 1, 2010, we no longer have publicly traded stock and therefore no stock based compensation plans.

Stock Options

Compensation expense recognized for stock options was $0.3 million, $1.3 million, $2.1 million, and $1.0 million for the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010 and 2009, unamortized compensation expense related to stock options was $1.2 million, and $2.2 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans was as follows (shares in thousands):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010		Years Ended June 30,
			2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,324	$20.75	2,106	$18.02	2,127	$23.48	3,499	$18.83
Granted			42	20.96	942	8.03
Exercised	(17)	13.59	(757)	13.44	(132)	8.01	(1,119)	9.01
Canceled/forfeited	(30)	23.47	(67)	17.56	(831)	22.26	(253)	23.21

Outstanding at end of period	1,277	$20.75	1,324	$20.75	2,106	$18.02	2,127	$23.48

Options exercisable at end of period			1,033	$23.81	1,563	$21.33	2,055	$23.34

Weighted average fair value of options granted during period				$10.79		$4.50

Cash received from exercise of options for the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008 was $0.3 million, $10.2 million, $1.1 million and $10.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010, and during fiscal 2010, 2009 and 2008, was $0.1 million, $5.9 million, $0.4 million and $6.4 million, respectively.

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans was as follows (shares in thousands):

	Predecessor
	Years Ended June 30,
	2010			2009		2008
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	80		$17.81	160	$16.35	220	$15.88
Exercised	(80)		17.81			(20)	14.63
Canceled/forfeited				(80)	14.88	(40)	14.63

Outstanding and exercisable at end of year		$		80	$17.81	160	$16.35

Cash received from exercise of options for fiscal 2010 and 2008 was $1.4 million and $0.3 million, respectively. The total intrinsic value of options exercised during fiscal 2010 and 2008 was $0.03 million and $0.1 million, respectively.

Restricted Stock Based Grants

Restricted stock grants totaling 5,596,600 shares with an approximate aggregate market value of $98.8 million at the time of grant had been issued under the employee plans. The market value of these restricted shares at the date of grant was amortizable into expense over a period that approximated the service period of three years.

Compensation expense recognized for restricted stock grants was $3.6 million, $10.1 million, $9.8 million and $11.9 million for the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010 and 2009, unamortized compensation expense related to the restricted stock awards was $14.4 million and $12.4 million, respectively. A summary of the status of non-vested restricted stock for the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, is presented below (shares in thousands):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
		2010	2009	2008
Nonvested at beginning of period	1,810	2,253	1,301	2,421
Granted		415	2,143	61
Vested	(1,051)	(555)	(545)	(847)
Forfeited	(165)	(303)	(646)	(334)

Nonvested at end of period	594	1,810	2,253	1,301

Stock Appreciation Rights

Stock appreciation rights with respect to 680,600 shares with an approximate aggregate market value of $9.7 million at the time of grant had been issued under the employee plans. The market value of these rights at the date of grant were being amortized into expense over a period that approximated the service period of three years. Compensation expense recognized for stock appreciation rights was $2.5 million for fiscal 2008.

A summary of the status of non-vested stock appreciation rights for fiscal 2008, is presented below (shares in thousands):

Predecessor
Year ended June 30,
2008
Nonvested at beginning of year	337
Vested	(337)
Forfeited

Nonvested at end of year

16.	Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees. We recognized $0.8 million, $1.0 million, $1.4 million, $2.7 million, and $5.6 million in compensation expense for the three months ended December 31, 2010, three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, respectively. Contributions to the plan were made in cash for the three months ended December 31, 2010, three months ended September 30, 2010, and for fiscal 2010 and in common stock in fiscal 2009 and 2008.

We also had an employee stock purchase plan that allowed participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8,000,000 shares had been reserved for issuance under the plan. We recognized $1.1 million, $3.7 million, $2.4 million, and $2.6 million in compensation expense for the three months ended September 30, 2010, and for fiscal 2010, 2009 and 2008, respectively, related to this plan. As of June 30, 2010, 2009 and 2008, unamortized compensation expense related to the employee stock purchase plan was $1.1 million, $2.0 million and $1.6 million, respectively. As a result of the Merger, this plan was terminated.

17.	Income Taxes

The income tax provision consists of the following (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Current	$33,266	$38,884	$157,460	$(216,041)	$115,089
Deferred	21,367	452	(24,567)	226,783	(146,361)

	$54,633	$39,336	$132,893	$10,742	$(31,272)

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009(a)	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and other income taxes	1.2	0.9	0.9	N/M	1.1
Deferred tax rate change	0.1	0.4	0.7	N/M	11.4
FIN 48 uncertain tax positions	1.7	1.6	1.1	N/M	(6.0)
Valuation allowance	(0.1)	(0.2)	0.3	N/M
Non-deductible acquisition expenses	4.6	4.5
Tax exempt interest					1.6
Investment in Canadian subsidiaries					(12.4)
Non-deductible impairment of goodwill					(2.6)
Other	(0.2)	1.2	(0.4)	N/M	(0.6)

	42.3%	43.4%	37.6%	N/M	27.5%

(a)	N/M = Not meaningful. Because the retrospective adoption of the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) resulted in a loss before income taxes of $0.1 million and we recorded an income tax provision of $10.7 million, the effective income tax rate and the effect on such rate of the listed reconciling items is not meaningful.

The fiscal 2009 effective tax rate was negatively impacted by state and other income tax items of $4.0 million, deferred tax rate change of $3.3 million, state net operating losses limited under Section 382 of $2.1 million and other items of $0.9 million.

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

	Successor	Predecessor
	December 31, 2010	June 30, 2010	June 30, 2009
Deferred tax liabilities:
Market value difference of loan portfolio		$(14,644)	$(104,984)
Capitalized direct loan origination costs	$(2,080)	(6,695)	(10,084)
Fee income	(30,815)
Fixed assets	(14,835)	(17,386)	(13,397)
Deferred gain on debt repurchase	(9,945)	(8,998)	(8,638)
Basis difference on convertible debt		(17,169)	(24,357)
Other	(3,781)	(38,208)	(6,606)

	(61,456)	(103,100)	(168,066)

Deferred tax assets:
Net operating loss carryforward – Canada	438	1,348	3,229
Net operating loss carryforward – U. S.			73,589
Net operating loss carryforward – state	2,050	3,280	9,685
Market value difference of loan portfolio	65,421
Unrealized swap valuation on other comprehensive income	151	19,842	31,745
Impairment of goodwill and other intangible amortization		60,191	62,748
Alternative minimum tax credit carryforward			12,131
Fair value adjustment – finance receivables	31,514
Purchase accounting premium – payables	45,764
Organizational costs	14,252
Unrecognized income tax benefits from uncertain tax positions	29,815	27,929	19,586
Other	14,124	74,105	31,869

	203,529	186,695	244,582

Valuation allowance	(1,550)	(1,759)	(734)

Net deferred tax asset	$140,523	$81,836	$75,782

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

We have state NOL carryforwards resulting in a deferred tax asset of approximately $2.1 million which have carryforward periods ranging from 5 years to 20 years. Accordingly, any specific NOL carryforwards that remain unused will expire between fiscal 2015 and fiscal 2030, depending on the respective state laws. Management has determined based upon the positive and negative evidence in existence at December 31, 2010 that a valuation allowance in the amount of $1.6 million is necessary for these state deferred tax assets.

Based upon our review of all negative and positive evidence in existence at December 31, 2010, management believes it is more likely than not that all other deferred tax assets will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets other than the state NOL assets.

Uncertain Tax Positions

We adopted the provisions of accounting for uncertain tax positions on July 1, 2007 which resulted in a decrease to retained earnings of $0.5 million, an increase in deferred income taxes of $53.1 million and an increase in accrued taxes of $53.6 million. Upon implementation, gross unrecognized tax benefits were $42.3 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Gross unrecognized tax benefits at beginning of period	$139,068	$42,502	$34,971	$57,728	$42,312
Increase in tax positions for prior years	131		3,186	2,761	4,621
Decrease in tax positions for prior years	(12,012)		(4,901)	(24,254)	(14,536)
Increase in tax positions for current year	455	174	12,907	1,402	25,938
Lapse of statute of limitations			(218)	(245)	(420)
Settlements			(3,443)	(2,421)	(187)

Gross unrecognized tax benefits at end of period	$127,642	$42,676	$42,502	$34,971	$57,728

As of December 31, 2010, and June 30, 2010, 2009 and 2008, the amount of gross unrecognized tax benefits that would affect the effective income tax rate in future periods were $21.4 million, $17.6 million, $18.0 million and 11.3 million, respectively.

The fair value of liabilities associated with uncertain tax positions as of October 1, 2010 was based upon a change in settlement strategy as a result of the Merger.

At December 31, 2010, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.2 million to $15.8 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statute of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The changes regarding accrued interest and accrued penalties associated with uncertain tax positions for the three months ended December 31, 2010, three month ended September 30, 2010 and fiscal 2010, 2009 and 2008 are as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Accrued Interest
Balance at the beginning of period	$16,030	$12,097	$10,312	$9,508	$5,631
Changes	2,917	966	1,785	804	3,877

Balance at the end of period	18,947	13,063	12,097	10,312	9,508

Accrued Penalties
Balance at the beginning of period	9,102	8,474	7,887	7,421	6,869
Changes	(39)	199	587	466	552

Balance at the end of period	$9,063	$8,673	$8,474	$7,887	$7,421

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. For the three months ended December 31, 2010, we are included in GM’s consolidated U.S. federal income tax return. Similarly, we will also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. In some states, local, and federal taxing jurisdictions where filing a separate income tax return is mandated, we will continue to file separately. Our predecessor consolidated federal income tax returns for fiscal 2006, 2007, 2008 and 2009 are under audit by the Internal Revenue Service (“IRS”). The IRS completed its examination of our predecessor consolidated federal income tax returns for fiscal 2004 and 2005 in the second quarter of fiscal 2008. The returns for those years were subject to an appeals proceeding, which was concluded favorably to us in December 2009. The outcome of the appeals proceeding did not result in a material change to our financial position or results of operations. Our predecessor federal income tax returns prior to fiscal 2004 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our predecessor tax returns are currently under examination in various state tax jurisdictions.

In the event we recognize taxable income in any period beginning on or after October 1, 2010, we would be obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in the our consolidated financial statements through additional paid-in capital. As of December 31, 2010, we have recorded a liability to GM in the amount of $42.2 million, representing the tax effects of income earned subsequent to the Merger.

18.	Earnings per Share – Predecessor

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
		2010	2009	2008
Net income (loss)	$51,300	$220,546	$(10,889)	$(82,369)

Basic weighted average shares	135,232,827	133,845,238	125,239,241	114,962,241
Incremental shares resulting from assumed conversions:
Stock based compensation and warrants	5,069,928	4,334,707

Diluted weighted average shares	140,302,755	138,179,945	125,239,241	114,962,241

Earnings (loss) per share:
Basic	$0.38	$1.65	$(0.09)	$(0.72)

Diluted	$0.37	$1.60	$(0.09)	$(0.72)

As a result of the Merger, our stock is no longer publicly traded and earnings per share is no longer required.

Basic earnings (loss) per share was computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share was computed by dividing net income by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. For fiscal 2009 and 2008, diluted loss per share was computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

19.	Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Interest costs (none capitalized)	$66,399	$90,490	$446,699	$645,386	$835,698
Income taxes	45,878	28,904	190,825	2,501	79,926

Non-cash investing and financing activities, not otherwise disclosed, during fiscal 2009 and 2008, included $3.8 million and $5.8 million, respectively, of common stock issued for employee benefit plans.

Cash payments related to income taxes do not include $280.0 million, $21.9 million and $0.02 million in income tax refunds received during fiscal 2010, 2009 and 2008, respectively.

20.	Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss) is as follows (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
			2010	2009	2008
Unrealized (losses) gains on cash flow hedges:
Balance at beginning of period		$(34,818)	$(62,509)	$(44,676)	$8,345
Change in fair value associated with current period hedging activities, net of taxes of $(170), $(3,001), $(13,333) $(39,818), and $(40,595), respectively	$(294)	(5,217)	(23,428)	(69,297)	(68,444)
Reclassification into earnings, net of taxes of $19, $5,285, $28,948, $30,780, and $9,212, respectively	33	9,188	51,119	51,464	15,423

Balance at end of period	(261)	(30,847)	(34,818)	(62,509)	(44,676)

Foreign currency translation adjustment:
Balance at beginning of period		46,688	41,410	38,272	37,114
Translation gain net of taxes of $0, $743, $2,952, $(2,388), and $4,697, respectively	1,819	1,312	5,278	3,138	1,158

Balance at end of period	1,819	48,000	46,688	41,410	38,272

Net unrealized gains on credit enhancement assets:
Balance at beginning of period					235
Unrealized (losses) gains, net of taxes of $54					(114)
Reclassification into earnings, net of taxes of $(51)					(121)

Balance at end of period

Total accumulated other comprehensive income (loss)	$1,558	$17,153	$11,870	$(21,099)	$(6,404)

21.	Fair Value of Financial Instruments

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

		Successor		Predecessor
		December 31, 2010		June 30, 2010		June 30, 2009
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$194,554	$194,554	$282,273	$282,273	$193,287	$193,287
Finance receivables, net	(b)	8,197,324	$8,185,854	8,160,208	8,110,223	10,037,329	9,717,655
Restricted cash – securitization notes payable	(a)	926,082	926,082	930,155	930,155	851,606	851,606
Restricted cash – credit facilities	(a)	131,438	131,438	142,725	142,725	195,079	195,079
Restricted cash – other	(a)	32,920	32,920	26,960	26,960	46,905	46,905
Interest rate swap agreements	(d)	23,058	23,058	26,194	26,194	24,267	24,267
Interest rate cap agreements purchased	(d)	7,899	7,899	3,188	3,188	15,858	15,858
Investment in money market fund	(d)					8,027	8,027
Financial liabilities:
Credit facilities	(c)	831,802	832,054	598,946	598,946	1,630,133	1,630,133
Securitization notes payable	(d)	6,128,217	6,106,963	6,108,976	6,230,902	7,426,687	6,879,245
Senior notes	(d)	70,054	71,472	70,620	70,620	91,620	85,207
Convertible senior notes	(d)	1,446	1,447	414,068	414,007	392,514	328,396
Interest rate swap agreements	(d)	46,797	46,797	70,421	70,421	131,885	131,885
Interest rate cap agreements sold	(d)	8,094	8,094	3,320	3,320	16,644	16,644
Foreign currency contracts	(d)	2,125	2,125	1,206	1,206

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of the finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.
(c)	Credit facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, investment in money market fund, securitization notes payable, senior notes, convertible senior notes and foreign currency contracts are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

22.	Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 30, 2010
Total revenue	$413,284	$386,755	$361,105	$361,673
Income before income taxes	46,250	72,215	95,815	139,159
Net income	25,761	46,029	63,206	85,550
Basic earnings per share	0.19	0.34	0.47	0.64
Diluted earnings per share	0.19	0.33	0.45	0.61
Diluted weighted average shares	136,083,460	137,630,694	139,231,152	139,787,408

Year Ended June 30, 2009
Total revenue	$566,043	$558,597	$492,425	$450,259
Income (loss) before income taxes	(5,196)	(52,805)	11,590	46,264
Net income (loss)	(5,274)	(35,002)	(2,406)	31,793
Basic earnings (loss) per share	(0.05)	(0.29)	(0.02)	0.24
Diluted earnings (loss) per share	(0.05)	(0.29)	(0.02)	0.24
Diluted weighted average shares	116,271,119	120,106,666	131,914,885	133,523,867

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

The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the combined Subsidiary Guarantors, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of December 31, 2010, June 30, 2010 and 2009 and for the three month period ended December 31, 2010, the three month period ended September 30, 2010 and for each of the three years in the period ended June 30, 2010.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$187,452	$7,102		$194,554
Finance receivables, net		548,506	7,648,818		8,197,324
Restricted cash – securitization notes payable			926,082		926,082
Restricted cash – credit facilities			131,438		131,438
Property and equipment, net	$2,520	44,751	19		47,290
Leased vehicles, net		1,626	45,154		46,780
Deferred income taxes	109,232	49,333	(18,042)		140,523
Goodwill	1,112,284				1,112,284
Income tax receivable	2,067	3,808			5,875
Other assets	13,646	75,430	27,512		116,588
Due from affiliates	144,607		2,567,998	$(2,712,605)
Investment in affiliates	2,457,613	4,441,736	809,449	(7,708,798)

Total assets	$3,841,969	$5,352,642	$12,145,530	$(10,421,403)	$10,918,738

Liabilities:
Credit facilities			$831,802		$831,802
Securitization notes payable			6,128,217		6,128,217
Senior notes	$70,054				70,054
Convertible senior notes	1,446				1,446
Accrued taxes and expenses	240,361	$19,740	39,994		300,095
Interest rate swap agreements			46,797		46,797
Other liabilities		10,219			10,219
Due to affiliates		2,712,605		$(2,712,605)

Total liabilities	311,861	2,742,564	7,046,810	(2,712,605)	7,388,630

Shareholders’ equity:
Common stock		90,474		(90,474)
Additional paid-in capital	3,453,917	75,895	1,695,754	(1,771,649)	3,453,917
Accumulated other comprehensive income (loss)	1,558	54,787	(261)	(54,526)	1,558
Retained earnings	74,633	2,388,922	3,403,227	(5,792,149)	74,633

Total shareholders’ equity	3,530,108	2,610,078	5,098,720	(7,708,798)	3,530,108

Total liabilities and shareholders’ equity	$3,841,969	$5,352,642	$12,145,530	$(10,421,403)	$10,918,738

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

PREDECESSOR

June 30, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents		$275,139	$7,134		$282,273
Finance receivables, net		823,241	7,336,967		8,160,208
Restricted cash – securitization notes payable			930,155		930,155
Restricted cash – credit facilities			142,725		142,725
Property and equipment, net	$5,194	32,540			37,734
Leased vehicles, net		3,194	91,483		94,677
Deferred income taxes	13,118	107,912	(39,194)		81,836
Other assets	3,751	97,010	50,664		151,425
Due from affiliates	741,354		1,857,097	$(2,598,451)
Investment in affiliates	2,256,871	3,753,620	820,266	(6,830,757)

Total assets	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

Liabilities:
Credit facilities			$598,946		$598,946
Securitization notes payable			6,108,976		6,108,976
Senior notes	$70,620				70,620
Convertible senior notes	414,068				414,068
Accrued taxes and expenses	135,058	$34,229	40,726		210,013
Interest rate swap agreements			70,421		70,421
Other liabilities	118	7,447			7,565
Due to affiliates		2,598,451		$(2,598,451)

Total liabilities	619,864	2,640,127	6,819,069	(2,598,451)	7,480,609

Shareholders’ equity:
Common stock	1,369	110,457		(110,457)	1,369
Additional paid-in capital	327,095	75,887	1,272,491	(1,348,378)	327,095
Accumulated other comprehensive income (loss)	11,870	45,256	(34,818)	(10,438)	11,870
Retained earnings	2,099,005	2,220,929	3,140,555	(5,361,484)	2,099,005

	2,439,339	2,452,529	4,378,228	(6,830,757)	2,439,339
Treasury stock	(38,915)				(38,915)

Total shareholders’ equity	2,400,424	2,452,529	4,378,228	(6,830,757)	2,400,424

Total liabilities and shareholders’ equity	$3,020,288	$5,092,656	$11,197,297	$(9,429,208)	$9,881,033

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

PREDECESSOR

June 30, 2009

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

SUCCESSOR

October 1, 2010 – December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$17,487	$246,860		$264,347
Other income	$10,209	89,664	127,010	$(210,059)	16,824
Equity in income of affiliates	92,471	79,048		(171,519)

	102,680	186,199	373,870	(381,578)	281,171

Costs and expenses
Operating expenses	20,474	99	49,868		70,441
Leased vehicles expenses		334	1,772		2,106
Provision for loan losses		4,312	22,040		26,352
Interest expense	7,913	104,026	134,804	(210,059)	36,684
Acquisition expenses		16,322			16,322

	28,387	125,093	208,484	(210,059)	151,905

Income before income taxes	74,293	61,106	165,386	(171,519)	129,266
Income tax (benefit) provision	(340)	(31,365)	86,338		54,633

Net income	$74,633	$92,471	$79,048	$(171,519)	$74,633

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

PREDECESSOR

July 1, 2010 – September 30, 2010

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

PREDECESSOR

Year Ended June 30, 2010

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

PREDECESSOR

Year Ended June 30, 2009

(in thousands)

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

PREDECESSOR

Year Ended June 30, 2008

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$83,321	$2,299,163		$2,382,484
Other income	$39,232	1,347,530	2,918,238	$(4,144,402)	160,598
Equity in income of affiliates	(57,110)	267,141		(210,031)

	(17,878)	1,697,992	5,217,401	(4,354,433)	2,543,082

Costs and expenses
Operating expenses	23,167	56,895	317,752		397,814
Leased vehicles expenses		35,993	369		36,362
Provision for loan losses		103,852	1,027,110		1,130,962
Interest expense	53,762	1,434,144	3,515,370	(4,144,402)	858,874
Restructuring charges		20,116			20,116
Impairment of goodwill		212,595			212,595

	76,929	1,863,595	4,860,601	(4,144,402)	2,656,723

(Loss) income before income taxes	(94,807)	(165,603)	356,800	(210,031)	(113,641)
Income tax (benefit) provision	(12,438)	(108,493)	89,659		(31,272)

Net (loss) income	$(82,369)	$(57,110)	$267,141	$(210,031)	$(82,369)

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

October 1, 2010 – December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$74,633	$92,471	$79,048		$(171,519)	$74,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,513	2,172	4,124			7,809
Provision for loan losses			4,312	22,040			26,352
Deferred income taxes		49,106	(45,780)	18,041			21,367
Accretion of finance receivables premium			11,305	65,787			77,092
Amortization of debt discount		(42)		(27,416)			(27,458)
Accretion and amortization of loan fees			(16)	1,127			1,111
Other		242	4,767	(16,548)			(11,539)
Equity in income of affiliates		(92,471)	(79,048)			171,519
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		(2,067)	(3,771)				(5,838)
Other assets		(7,808)	24,467	(11,190)			5,469
Accrued taxes and expenses		7,827	17,321	(2,657)			22,491

Net cash provided by operating activities		30,933	28,200	132,356			191,489

Cash flows from investing activities:
Purchases of receivables			(947,318)	(1,106,687)		1,106,687	(947,318)
Principal collections and recoveries on receivables			(10,187)	881,049			870,862
			1,106,687			(1,106,687)
Purchases of property and equipment		2,590	(5,000)	(19)			(2,429)
Change in restricted cash – securitization notes payable				49,860			49,860
Change in restricted cash – credit facilities				3,030			3,030
Change in other assets			12,881	355			13,236
Net purchases of leased vehicles			529	(11,184)			(10,655)
Net change in investment in affiliates		(31,756)	(411,888)	10,932		432,712

Net cash (used) provided by investing activities		(29,166)	(254,296)	(172,664)		432,712	(23,414)

Cash flows from financing activities:
Net change in credit facilities				212,032			212,032
Issuance of securitization notes payable				700,000			700,000
Payments on securitization notes payable				(954,644)			(954,644)
Debt issuance costs				(4,314)			(4,314)
Net capital contribution to subsidiaries			(17,110)	416,257		(399,147)
Retirement of debt		(464,254)					(464,254)
Other net changes
Net change in due (to) from affiliates		460,668	(100,090)	(328,879)		(31,699)

Net cash used by financing activities		(3,586)	(117,200)	40,452		(430,846)	(511,180)

Net (decrease) increase in cash and cash equivalents		(1,819)	(343,296)	144		1,866	(343,105)
Effect of Canadian exchange rate changes on cash and cash equivalents		1,819	177			(1,866)	130
Cash and cash equivalents at beginning of period			530,571	6,958			537,529

Cash and cash equivalents at end of period	$		$187,452	$7,102	$		$194,554

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

July 1, 2010 – September 30, 2010

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$51,300	$70,729	$114,399		$(185,128)	$51,300
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		486	1,513	12,650			14,649
Provision for loan losses			57,628	16,990			74,618
Deferred income taxes		(46,078)	(17,614)	64,144			452
Stock-based compensation expense		5,019					5,019
Non-cash interest charges on convertible debt		5,625					5,625
Accretion and amortization of loan fees			141	(1,083)			(942)
Other			(2,362)	(11,438)			(13,800)
Equity in income of affiliates		(70,729)	(114,399)			185,128
Changes in assets and liabilities:
Other assets		4,085	11,280	1,008			16,373
Accrued taxes and expenses		1,026	(9,295)	(283)			(8,552)

Net cash provided (used) by operating activities		(49,266)	(2,379)	196,387			144,742

Cash flows from investing activities:
Purchases of receivables			(940,763)	(1,155,706)		1,155,706	(940,763)
Principal collections and recoveries on receivables			(28,055)	911,862			883,807
Net proceeds from sale of receivables			1,155,706			(1,155,706)
Purchases of property and equipment		1	(313)				(312)
Change in restricted cash – securitization notes payable				(45,787)			(45,787)
Change in restricted cash – credit facilities				8,257			8,257
Change in other assets			(403)	40,596			40,193
Net change in investment in affiliates		(2,076)	(4,180)	(114)		6,370

Net cash (used) provided by investing activities		(2,075)	181,992	(240,892)		6,370	(54,605)

Cash flows from financing activities:
Net change in credit facilities				(68,030)			(68,030)
Issuance of securitization notes payable				1,050,000			1,050,000
Payments on securitization notes payable				(795,512)			(795,512)
Debt issuance costs				(7,686)			(7,686)
Proceeds from issuance of common stock		2,138	(2,865)	7,006		(4,141)	2,138
Cash settlement of share based awards		(16,062)					(16,062)
Other net changes		313					313
Net change in due (to) from affiliates		62,897	78,603	(141,449)		(51)

Net cash provided by financing activities		49,286	75,738	44,329		(4,192)	165,161

Net increase (decrease) in cash and cash equivalents		(2,055)	255,351	(176)		2,178	255,298
Effect of Canadian exchange rate changes on cash and cash equivalents		2,055	81			(2,178)	(42)
Cash and cash equivalents at beginning of period			275,139	7,134			282,273

Cash and cash equivalents at end of period	$		$530,571	$6,958	$		$537,529

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Year Ended June 30, 2010

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$220,546	$243,078	$368,597		$(611,675)	$220,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,688	9,167	68,189			79,044
Provision for loan losses			174,646	213,412			388,058
Deferred income taxes		81,395	136,135	(242,097)			(24,567)
Stock based compensation expense		15,115					15,115
Amortization of warrant costs		1,968					1,968
Non-cash interest charges on convertible debt		21,554					21,554
Accretion and amortization of loan fees			51	4,740			4,791
Gain on retirement of debt		(283)					(283)
Other			(3,242)	(12,712)			(15,954)
Equity in income of affiliates		(243,078)	(368,597)			611,675
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		162,036	35,366				197,402
Other assets		7,941	(8,697)	6,012			5,256
Accrued taxes and expenses		70,942	(27,848)	(7,315)			35,779

Net cash provided by operating activities		339,824	190,059	398,826			928,709

Cash flows from investing activities:
Purchases of receivables			(2,090,602)	(1,606,146)		1,606,146	(2,090,602)
Principal collections and recoveries on receivables			100,273	3,506,407			3,606,680
Net proceeds from sale of receivables			1,606,146			(1,606,146)
Purchases of property and equipment			(1,581)				(1,581)
Change in restricted cash – securitization notes payable				(78,549)			(78,549)
Change in restricted cash – credit facilities				52,354			52,354
Change in other assets			17,841	26,034			43,875
Proceeds from money market fund			10,047				10,047
Net change in investment in affiliates		(9,308)	2,180,625	(216,588)		(1,954,729)

Net cash (used) provided by investing activities		(9,308)	1,822,749	1,683,512		(1,954,729)	1,542,224

Cash flows from financing activities:
Net change in credit facilities				(1,031,187)			(1,031,187)
Issuance of securitization notes payable				2,352,493			2,352,493
Payments on securitization notes payable				(3,674,062)			(3,674,062)
Debt issuance costs		1,810		(26,564)			(24,754)
Net proceeds from issuance of common stock		15,635	(61,900)	(1,905,350)		1,967,250	15,635
Retirement of debt		(20,425)					(20,425)
Other net changes		645					645
Net change in due (to) from affiliates		(336,411)	(1,861,166)	2,202,743		(5,166)

Net cash used by financing activities		(338,746)	(1,923,066)	(2,081,927)		1,962,084	(2,381,655)

Net (decrease) increase in cash and cash equivalents		(8,230)	89,742	411		7,355	89,278
Effect of Canadian exchange rate changes on cash and cash equivalents		8,230	(1,167)			(7,355)	(292)
Cash and cash equivalents at beginning of year			186,564	6,723			193,287

Cash and cash equivalents at end of year	$		$275,139	$7,134	$		$282,273

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Year Ended June 30, 2009

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(10,889)	$20,535	$143,940		$(164,475)	$(10,889)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization		2,634	33,878	72,496			109,008
Provision for loan losses			105,919	866,462			972,381
Deferred income taxes		(100,156)	31,977	294,962			226,783
Stock based compensation expense		14,264					14,264
Amortization of warrant costs		45,101					45,101
Non-cash interest charges on convertible debt		22,506					22,506
Accretion and amortization of loan fees			903	18,191			19,094
Gain on retirement of debt		(48,907)					(48,907)
Other			(16,603)	19,376			2,773
Equity in income of affiliates		(20,535)	(143,940)			164,475
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		(173,844)	(838)				(174,682)
Other assets		(1,901)	12,169	(16,972)			(6,704)
Accrued taxes and expenses		(23,386)	(9,700)	(19,027)			(52,113)

Net cash (used) provided by operating activities		(295,113)	34,300	1,379,428			1,118,615

Cash flows from investing activities:
Purchases of receivables			(1,280,291)	(535,526)		535,526	(1,280,291)
Principal collections and recoveries on receivables			217,414	4,040,223			4,257,637
Net proceeds from sale of receivables			535,526			(535,526)
Purchases of property and equipment			(1,003)				(1,003)
Change in restricted cash – securitization notes payable				131,064			131,064
Change in restricted cash – credit facilities				63,180			63,180
Change in other assets			103,179	(90,219)			12,960
Proceeds from money market fund			104,319				104,319
Investment in money market fund			(115,821)				(115,821)
Net change in investment in affiliates		(6,317)	480,377	(36,469)		(437,591)

Net cash (used) provided by investing activities		(6,317)	43,700	3,572,253		(437,591)	3,172,045

Cash flows from financing activities:
Net change in credit facilities				(1,278,117)			(1,278,117)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(3,987,424)			(3,987,424)
Debt issuance costs		(56)	(2,163)	(30,390)			(32,609)
Net proceeds from issuance of common stock		3,741	121,593	(535,315)		413,722	3,741
Retirement of convertible debt		(238,617)					(238,617)
Other net changes		(603)					(603)
Net change in due (to) from affiliates		536,214	(371,011)	(185,918)		20,715

Net cash provided (used) by financing activities		300,679	(251,581)	(5,017,164)		434,437	(4,533,629)

Net decrease in cash and cash equivalents		(751)	(173,581)	(65,483)		(3,154)	(242,969)
Effect of Canadian exchange rate changes on cash and cash equivalents		751	(1,207)	65		3,154	2,763
Cash and cash equivalents at beginning of year			361,352	72,141			433,493

Cash and cash equivalents at end of year	$		$186,564	$6,723	$		$193,287

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Year Ended June 30, 2008

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(82,369)	$(57,110)	$267,141		$(210,031)	$(82,369)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization		(266)	50,086	37,059			86,879
Provision for loan losses			103,852	1,027,110			1,130,962
Deferred income taxes		(64,561)	(160,193)	78,393			(146,361)
Stock based compensation expense		17,945					17,945
Amortization of warrant costs		10,193					10,193
Non-cash interest charges on convertible debt		22,062					22,062
Accretion and amortization of loan fees			8,529	20,906			29,435
Impairment of goodwill			212,595				212,595
Other			6,915	(789)			6,126
Equity in income of affiliates		57,110	(267,141)			210,031
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		11,808	(34,705)				(22,897)
Other assets		13,977	(39,299)	9,695			(15,627)
Accrued taxes and expenses		33,104	(12,244)	(9,842)			11,018

Net cash provided (used) by operating activities		19,003	(188,715)	1,429,673			1,259,961

Cash flows from investing activities:
Purchases of receivables			(6,260,198)	(5,992,951)		5,992,951	(6,260,198)
Principal collections and recoveries on receivables			119,528	5,989,162			6,108,690
Net proceeds from sale of receivables			5,992,951			(5,992,951)
Purchases of property and equipment		1,412	(9,875)				(8,463)
Change in restricted cash – securitization notes payable			(10)	31,693			31,683
Change in restricted cash – credit facilities				(92,754)			(92,754)
Change in other assets			(42,912)	1,181			(41,731)
Net purchases of leased vehicles			(103,904)	(94,922)			(198,826)
Distributions from gain on sale Trusts				7,466			7,466
Net change in investment in affiliates		(7,457)	(1,589,195)	(14,822)		1,611,474

Net cash used by investing activities		(6,045)	(1,893,615)	(165,947)		1,611,474	(454,133)

Cash flows from financing activities:
Net change in credit facilities				385,611			385,611
Issuance of securitization notes payable				4,250,000			4,250,000
Payments on securitization notes payable				(5,774,035)			(5,774,035)
Debt issuance costs				(39,347)			(39,347)
Net proceeds from issuance of common stock		25,174	12	1,610,217		(1,610,229)	25,174
Repurchase of common stock		(127,901)					(127,901)
Other net changes		324	(1)				323
Net change in due (to) from affiliates		88,287	1,543,437	(1,634,952)		3,228

Net cash (used) provided by financing activities		(14,116)	1,543,448	(1,202,506)		(1,607,001)	(1,280,175)

Net (decrease) increase in cash and cash equivalents		(1,158)	(538,882)	61,220		4,473	(474,347)
Effect of Canadian exchange rate changes on cash and cash equivalents		1,158	848	3		(4,473)	(2,464)
Cash and cash equivalents at beginning of year			899,386	10,918			910,304

Cash and cash equivalents at end of year	$		$361,352	$72,141	$		$433,493

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

General Motors Financial Company, Inc.:

We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the “Company”) as of December 31, 2010 (Successor), and June 30, 2010 and 2009 (Predecessor), and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for the three month periods ended December 31, 2010 (Successor), and September 30, 2010 (Predecessor), and for each of the three years in the period ended June 30, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2010 (Successor), and June 30, 2010 and 2009 (Predecessor), and the results of their operations and their cash flows for the three month periods ended December 31, 2010 (Successor) and September 30, 2010 (Predecessor), and for each of the three years in the period ended June 30, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2011

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MANAGEMENT’S REPORTS

NEW YORK STOCK EXCHANGE REQUIRED DISCLOSURES

General Motors Financial Company, Inc.’s (f/k/a AmeriCredit Corp.) Form 25 under the Securities Exchange Act of 1934, as amended, to delist from the New York Stock Exchange was effective on October 1, 2010.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted in accordance with General Instruction I to Form 10-K

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Omitted in accordance with General Instruction I to Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted in accordance with General Instruction I to Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted in accordance with General Instruction I to Form 10-K

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	2010	2009
Deloitte & Touche LLP
Audit Services(b)	$975,000	$75,000	$1,025,000	$1,211,000
Audit Related Services(b)	92,500	141,000	498,900	346,000
Tax Services(c)	58,073	114,513	150,977	325,000

Total Fees	$1,125,573	$330,513	$1,674,877	$1,882,000

(a)	Audit Services include the annual financial statement audit (including quarterly reviews, subsidiary audits and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements). Audit Services includes fees for professional services to perform the attestation required by the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm. Audit-Related Services include, among other things, agreed-upon procedures and other services pertaining to our securitization program and other warehouse credit facility reviews; the attestations required by the requirements of Regulation AB; and accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Services.”
(c)	Tax services include tax services related to tax compliance and related advice.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 (Successor), June 30, 2010 and 2009 (Predecessor).

Consolidated Statements of Operations and Comprehensive Operations for the three months ended December 31, 2010 (Successor), the three months ended September 30, 2010 and for the years ended June 30, 2010, 2009 and 2008 (Predecessor).

Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2010 (Successor) and September 30, 2010 and for the years ended June 30, 2010, 2009 and 2008 (Predecessor).

Consolidated Statements of Cash Flows for the three months ended December 31, 2010 (Successor) and September 30, 2010 and for the years ended June 30, 2010, 2009 and 2008 (Predecessor).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

GENERAL MOTORS FINANCIAL COMPANY, INC..

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE Daniel E. Berce	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ CHRIS A. CHOATE Chris A. Choate	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	March 1, 2011

/s/ DANIEL AMMANN Daniel Ammann	Director	March 1, 2011

/s/ STEPHEN J. GIRSKY Stephen J. Girsky	Director	March 1, 2011

/s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell	Director	March 1, 2011

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the numbers in parenthesis under the Exhibit Number column. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description

2.1(13)	Agreement and Plan of Merger, dated July 21, 2010, among General Motors Holdings LLC, Goalie Texas Holdco Inc. and AmeriCredit Corp. (Exhibit 2.1)

3.1(1)	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, filed August 24, 1988 (Exhibit 3.1)

3.2(1)	Amendment to Articles of Incorporation, filed October 18, 1989 Exhibit 3.2)

3.3(3)	Articles of Amendment to Articles of Incorporation of the Company, filed November 12, 1992 (Exhibit 3.3)

3.4(4)	Amended & Restated Bylaws of the Company (Exhibit 3.1)

3.5(2)	Amended and Restated Certificate of Formation of General Motors Financial Company, Inc. (formerly known as AmeriCredit Corp.) (Exhibit 3.1)

4.1(2)	Certificate of Merger merging Goalie Texas Holdco Inc. with and into AmeriCredit Corp. (Exhibit 4.3)

4.2(6)

Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 0.75% Convertible Senior Notes due 2011 (Exhibit 10.2)

4.3(2)

Supplemental Indenture, dated October 1, 2010, by and among AmeriCredit Corp., the guarantors and HSBC Bank USA, National Association, relating to the Company’s 0.75% Convertible Senior Notes due 2011 (Exhibit 4.1)

4.3.1(5)	Fundamental Change Company Notice and Notice of Conversion Procedure, dated October 21, 2010, relating to the Company’s 0.75% Convertible Senior Notes due 2011 (Exhibit 99.2)

4.4(6)

Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 2.125% Convertible Senior Notes due 2013 (Exhibit 10.3)

4.5(2)

Supplemental Indenture, dated October 1, 2010, by and among AmeriCredit Corp., the guarantors and HSBC Bank USA, National Association, relating to the Company’s 2.125% Convertible Senior Notes due 2013 (Exhibit 4.2)

4.5.1(5)	Fundamental Change Company Notice and Notice of Conversion Procedure, dated October 21, 2010, relating to the Company’s 2.125% Convertible Senior Notes due 2013 (Exhibit 99.3)

4.6(9)

Indenture, dated as of June 28, 2007, among AmeriCredit Corp., the Guarantors party thereto and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $200,000,000 8.50% Senior Notes due 2015 (Exhibit 4.1)

10.1(2)	Employment Agreement, dated September 30, 2010, between the Company and Daniel E. Berce (Exhibit 10.1)

10.2 2(2)	Employment Agreement, dated September 30, 2010, between the Company and Chris A. Choate (Exhibit 10.2)

10.3(2)	Employment Agreement, dated September 30, 2010, between the Company and Steven P. Bowman (Exhibit 10.3)

INDEX TO EXHIBITS

(Continued)

10.4(2)	Employment Agreement, dated September 30, 2010, between the Company and Kyle R. Birch (Exhibit 10.4)

10.5(2)	Employment Agreement, dated September 30, 2010, between the Company and Brian S. Mock (Exhibit 10.5)

10.6(8)

Loan and Security Agreement, dated September 25, 2008, among AmeriCredit Class B Note Funding Trust, AmeriCredit Financial Services, Inc., AFS SenSub Corp., Wachovia Bank, National Association, Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association (Exhibit 10.1)

10.7(8)

Loan and Security Agreement, dated September 25, 2008, among AmeriCredit Class C Note Funding Trust, AmeriCredit Financial Services, Inc., AFS SenSub Corp., Wachovia Bank, National Association, Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association (Exhibit 10.2)

10.8 (7)

Sale and Servicing Agreement, dated as of February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA (Exhibit 99.1)

10.8.1(7)	Indenture, dated February 26, 2010, among AmeriCredit Syndicated warehouse Trust, Deutsche Bank AG New York Branch and Wells Fargo Bank, NA (Exhibit 99.2)

10.8.2(7)

Note Purchase Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA (Exhibit 99.3)

10.8.3(10)	First Supplemental Indenture, dated August 20, 2010, between AmeriCredit Syndicated Warehouse Trust and Wells Fargo Bank, NA

10.8.4(10)

Amendment No. 1, dated August 20, 2010, to Sale and Servicing Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA

10.12(6)	Security Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank Exhibit 99.2)

10.12.1(6)	Servicing and Custodian Agreement dated as of October 3, 2006, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust V and Wells Fargo Bank (Exhibit 99.3)

10.12.2(6)

Master Receivables Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.5)

10.12.3(6)

Insurance Agreement dated as of October 3, 2006, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank (Exhibit 99.6)

10.12.4(6)

Note Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., Meridian Funding Company, LLC and MBIA Insurance Corporation (Exhibit 99.4)

INDEX TO EXHIBITS

(Continued)

10.12.5(11)

Omnibus Amendment No. 1, dated March 5, 2009, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial services, Inc., AmeriCredit MTN Corp. V, MBIA Insurance Corporation, Meridian Funding Company, LLC, Wilmington Trust Company and Wells Fargo Bank, National Association (Exhibit 99.7)

10.13(12)	Note Purchase Agreement, dated November 24, 2008, among AmeriCredit Corp., AmeriCredit Financial Services, Inc, AmeriCredit SenSub Corp. and Fairholme Funds, Inc. (Exhibit 10.2)

10.14.1(12)	Limited Guaranty, dated November 24, 2008, issued by AmeriCredit Corp. to Wells Fargo Bank, National Association Exhibit 10.3)

10.14.2(12)	Registration Rights Agreement, dated November 26, 2008, among AmeriCredit Corp., AmeriCredit Financial Services, Inc, AmeriCredit SenSub Corp. and Fairholme Funds, Inc. (Exhibit 10.4)

12.1(@)	Statement Re Computation of Ratios

31.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(@)	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(@)	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis included in Registration Statement No. 33-31220 on Form S-1 filed by the Company with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010.
(3)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, filed by the Company with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on February 3, 2010.
(5)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on October 21, 2010.
(6)	Incorporated by reference to the exhibit shown in parenthesis included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed by the Company with the Securities and Exchange Commission.
(7)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2010
(8)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2008.
(9)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2007.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2010.
(11)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2009.
(12)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2008.
(13)	Filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2010.