Form 10-Q
period 2011-03-31
General Motors Financial Company, Inc.
filed 2011-05-06
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.    FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

GENERAL MOTORS FINANCIAL COMPANY, INC.

Consolidated Balance Sheets

(Unaudited, Dollars in Thousands)

	Successor
	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$333,183	$194,554
Finance receivables, net	8,276,473	8,197,324
Restricted cash – securitization notes payable	1,003,455	926,082
Restricted cash – credit facilities	151,131	131,438
Property and equipment, net	44,673	47,290
Leased vehicles, net	316,425	46,780
Deferred income taxes	161,886	140,523
Goodwill	1,112,284	1,112,284
Intercompany subvention receivable	71,278	8,149
Other assets	139,420	114,314

Total assets	$11,610,208	$10,918,738

Liabilities and Shareholder’s Equity
Liabilities:
Credit facilities	$1,411,884	$831,802
Securitization notes payable	6,061,281	6,128,217
Senior notes	69,962	70,054
Convertible senior notes	1,446	1,446
Accounts payable and accrued expenses	122,945	97,169
Taxes payable	177,823	160,712
Intercompany taxes payable	97,031	42,214
Interest rate swap agreements	33,767	46,797
Other liabilities	21,851	10,219

Total liabilities	7,997,990	7,388,630

Commitments and contingencies (Note 8)

Shareholder’s equity:
Common stock, $.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,456,842	3,453,917
Accumulated other comprehensive income	3,505	1,558
Retained earnings	151,871	74,633

Total shareholder’s equity	3,612,218	3,530,108

Total liabilities and shareholder’s equity	$11,610,208	$10,918,738

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Successor		Predecessor
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Revenue
Finance charge income	$267,846		$339,892
Other income	27,321		21,213

	295,167		361,105

Costs and expenses
Operating expenses	76,406		75,215
Leased vehicles expenses	8,484		8,688
Provision for loan losses	39,424		74,583
Interest expense	40,617		106,584
Restructuring charges, net			220

	164,931		265,290

Income before income taxes	130,236		95,815

Income tax provision	52,998		32,609

Net income	77,238		63,206

Other comprehensive income
Unrealized gains on cash flow hedges	1,162		9,744
Foreign currency translation adjustment	1,211		2,788
Income tax provision	(426)		(4,553)

Other comprehensive income	1,947		7,979

Comprehensive income	$79,185		$71,185

Earnings per share
Basic	(a	)	$0.47

Diluted	(a	)	$0.45

Weighted average shares
Basic	(a	)	134,053,846

Diluted	(a	)	139,231,152

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities
Net income	$77,238	$63,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,868	18,351
Accretion and amortization of loan and leasing fees	(2,936)	717
Amortization of finance receivables premium	67,927
Amortization of debt discount	(23,117)
Provision for loan losses	39,424	74,583
Deferred income taxes	(21,789)	(68,794)
Stock-based compensation expense	2,925	4,604
Non-cash interest charges on convertible debt		5,434
Other	(8,844)	(8,384)
Changes in assets and liabilities:
Other assets	11,521	40,358
Accounts payable and accrued expenses	(12,765)	59,202
Taxes payable	17,117	2,301
Intercompany taxes payable	54,817

Net cash provided by operating activities	219,386	191,578

Cash flows from investing activities:
Purchases of receivables	(1,134,782)	(610,643)
Principal collections and recoveries on receivables	954,291	952,548
Purchases of leased vehicles	(320,206)
Proceeds from termination of leased vehicles	12,880
Sales (purchases) of property and equipment	11	(352)
Change in restricted cash – securitization notes payable	(77,373)	(139,144)
Change in restricted cash – credit facilities	(19,693)	(25,045)
Change in other assets	(13,831)	19,644

Net cash (used) provided by investing activities	(598,703)	197,008

Cash flows from financing activities:
Borrowings on credit facilities	1,196,521	100,000
Payments on credit facilities	(615,510)	(151,790)
Issuance of securitization notes payable	800,000	800,000
Payments on securitization notes payable	(845,058)	(929,064)
Debt issuance costs	(17,809)	(16,041)
Retirement of debt		(20,425)
Proceeds from issuance of common stock		5,929
Other net changes		466

Net cash provided (used) by financing activities	518,144	(210,925)

Net increase in cash and cash equivalents	138,827	177,661
Effect of Canadian exchange rate changes on cash and cash equivalents	(198)	24
Cash and cash equivalents at beginning of period	194,554	319,644

Cash and cash equivalents at end of period	$333,183	$497,329

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

The accompanying condensed consolidated statements of income and comprehensive income and cash flows are presented for two periods: three months ended March 31, 2011 (“Successor”) and three months ended March 31, 2010 (“Predecessor”), which relate to periods after and before the Merger, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect a change in basis from the application of “purchase accounting” and have been prepared on the same basis as the audited financial statements included in our Transition Report on Form 10-K for the six month period ended December 31, 2010.

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities (“VIE’s”). All intercompany transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, income taxes and the fair value of finance receivables.

The consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by GAAP in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Transition Report on Form 10-K filed on March 1, 2011.

The Merger has been accounted for under the purchase method of accounting, whereby the total purchase price of the transaction was allocated to our identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of net finance receivables, medium term note facility payable, Wachovia funding facilities payable, securitization notes payable, deferred tax assets and uncertain tax positions, as well as new identifiable intangible assets.

Correction of Statement of Cash Flows

We corrected the presentation of borrowings on (payments on) credit facilities for the 2010 period presented. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification (“ASC”) 230. The correction had no effect on net cash used in financing activities, the net increase in cash and cash equivalents or end of period cash and cash equivalents.

The following disclosure presents the corrected amounts intended to be reflected in our Annual Report on Form 10-K for the period ending December 31, 2011 when filed (in thousands):

	Successor	Predecessor
	Period From October 1, 2010 Through	Period From July 1, 2010 Through
			For the Year Ended June 30,
	December 31, 2010	September 30, 2010	2010	2009
As reported:
Net change in credit facilities	$212,032	$(68,030)	$(1,031,187)	$(1,278,117)
As corrected:
Borrowings on credit facilities	468,394	484,921	775,665	3,657,240
Repayments on credit facilities	(256,362)	(552,951)	(1,806,852)	(4,935,357)

Subsequent Events

On April 1, 2011, we acquired FinanciaLinx Corporation (“FinanciaLinx”), an independent auto lease provider in Canada. FinanciaLinx provides leasing programs to General Motors and other manufacturers through manufacturer subvention programs.

Related Party Transactions

We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentived rates and structures on these loans and lease finance products under a subvention program with GM. As of March 31, 2011, we have an intercompany subvention receivable from GM in the amount of $71.3 million, representing payments due from GM under the subvention program.

Recent Accounting Pronouncements

In April 2011, Accounting Standards Update (“ASU”) (“2011-02”), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring was issued effective for interim and annual periods beginning on or after June 15, 2011. ASU 2011-02 provides evaluation criteria for whether a restructuring constitutes a troubled debt restructuring. Additional disclosures around the nature and extent of modified finance receivables and their effect on the allowance for loan losses may be required under ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for finance receivables meeting the definition of a troubled debt restructuring in ASU 2011-02. We do not anticipate the adoption of ASU 2011-02 to have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
Pre-acquisition finance receivables	$6,744,752	$7,724,188
Post-acquisition finance receivables	2,004,813	923,713

	8,749,565	8,647,901
Add finance receivables premium	355,629	423,556
Less non-accretable discount:
Pre-acquisition finance receivables	(763,306)	(847,781)
Less allowance for loan losses:
Post-acquisition finance receivables	(65,415)	(26,352)

	$8,276,473	$8,197,324

A summary of our finance receivables is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance at beginning of period	$8,647,901	$9,304,976
Loans purchased	1,137,921	623,855
Charge-offs	(183,637)	(314,152)
Principal collections and other	(852,620)	(804,305)

Balance at end of period	$8,749,565	$8,810,374

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $354.5 million and $491.4 million of delinquent finance receivables as of March 31, 2011 and December 31, 2010, respectively.

Finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer generally has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees and accretion of acquisition fees to finance charge income using the effective interest method.

A summary of the finance receivables premium is as follows (in thousands):

Successor
Three Months Ended March 31, 2011
Balance at beginning of period	$423,556
Accretion of premium	(67,927)

Balance at end of period	$355,629

A summary of the non-accretable discount is as follows (in thousands):

Successor
Three Months Ended March 31, 2011
Balance at beginning of period	$847,781
Charge-offs	(181,828)
Recoveries	97,353

Balance at end of period	$763,306

A summary of the allowance for loan losses is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance at beginning of period	$26,352	$717,059
Provision for loan losses	39,424	74,583
Charge-offs	(1,809)	(314,152)
Recoveries	1,448	145,759

Balance at end of period	$65,415	$623,249

Credit Risk

A summary of the credit risk profile by FICO score band of the finance receivables, determined at origination, is as follows (in thousands):

	Successor
	March 31, 2011	December 31, 2010
FICO Score less than 540	$1,476,829	$1,328,011
FICO Score 540 to 599	3,550,949	3,395,736
FICO Score 600 to 659	2,680,972	2,757,771
FICO Score greater than 660	1,040,815	1,166,383

Balance at end of period	$8,749,565	$8,647,901

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	March 31, 2011		March 31, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$332,746	3.8%	$472,206	5.3%
Greater-than-60 days	135,081	1.5	190,911	2.2

	467,827	5.3	663,117	7.5
In repossession	26,601	0.3	42,123	0.5

	$494,428	5.6%	$705,240	8.0%

NOTE 3 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Receivables securitized	$848,810	$927,758
Net proceeds from securitization	800,000	800,000
Servicing fees (a)	48,924	48,312
Distributions	143,168	112,697

(a)	Cash flows received for servicing securitizations consolidated as VIE’s are included in finance charge income on the consolidated statements of income and comprehensive income.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of March 31, 2011 and December 31, 2010, respectively, we were servicing $7.0 billion and $7.2 billion of finance receivables that have been transferred to securitization Trusts.

NOTE 4 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	Successor
	March 31, 2011	December 31, 2010
Syndicated warehouse facility	$826,859	$278,006
Medium term note facility	438,977	490,126
Lease warehouse facility – U.S.	94,845
Wachovia funding facilities	51,203	63,670

	$1,411,884	$831,802

Further detail regarding terms and availability of the credit facilities as of March 31, 2011, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (f)	Restricted Cash Pledged (g)
Syndicated warehouse facility (a)	$2,000,000	$826,859	$1,090,959	$21,821
Lease warehouse facility – U.S. (b)	600,000	94,845	188,411
GM revolving credit facility (c)	300,000
Medium term note facility (d)		438,977	477,603	84,768
Wachovia funding facilities (e)		51,203

		$1,411,884	$1,756,973	$106,589

(a)	In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	On January 31, 2011, we entered into a $600 million lease warehouse facility for lease originations in the U.S. In January 2012, when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leased assets pledged until July 2017 when any remaining amount outstanding will be due and payable.
(c)	On March 31, 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 30, 2011.
(d)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(e)	Advances under the Wachovia funding facilities are currently secured by $53.1 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. These facilities are amortizing in accordance with the underlying securitization transaction.
(f)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facility are collateralized by leased assets.
(g)	These amounts do not include cash collected on finance receivables and leased assets pledged of $44.5 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse, lease warehouse and medium term note facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance receivables or leased assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leased assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. In the syndicated warehouse and the medium term note facilities we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2011, we were in compliance with all covenants in our credit facilities.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the three months ended March 31, 2011 (dollars in millions):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.65%	$358.5	$826.9
Lease warehouse facility – U.S.	1.68%	17.9	94.8

On February 17, 2011, we extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $12.2 million and $0.1 million as of March 31, 2011 and December 31, 2010, respectively, are included in other assets.

NOTE 5 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. In connection with the Merger, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. At March 31, 2011, unamortized purchase accounting premium of $85.3 million is included in securitization notes payable. Debt issuance costs of $6.5 million and $3.8 million, as of March 31, 2011 and December 31, 2010, respectively, which are included in other assets, are amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable as of March 31, 2011, consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance at March 31, 2011
2006-1	May 2013	$945,000	5.3%	$50,234	$39,944
2006-R-M	January 2014	1,200,000	5.4%	152,593	140,196
2006-A-F	September 2013	1,350,000	5.6%	124,435	115,597
2006-B-G	September 2013	1,200,000	5.2%	144,675	134,693
2007-A-X	October 2013	1,200,000	5.2%	186,353	173,271
2007-B-F	December 2013	1,500,000	5.2%	280,292	260,702
2007-1	March 2016	1,000,000	5.4%	156,639	162,156
2007-C-M	April 2014	1,500,000	5.5%	342,447	318,936
2007-D-F	June 2014	1,000,000	5.5%	250,625	232,681
2007-2-M	March 2016	1,000,000	5.3%	236,450	231,219
2008-A-F	October 2014	750,000	6.0%	289,762	233,994
2008-1 (a)	January 2015	500,000	8.7%	242,423	55,841
2008-2	April 2015	500,000	10.5%	258,006	115,353
2009-1	January 2016	725,000	7.5%	475,515	327,198
2009-1 (APART)	July 2017	227,493	2.7%	154,758	114,894
2010-1	July 2017	600,000	3.7%	451,751	374,525
2010-A	July 2017	200,000	3.1%	175,065	139,903
2010-2	June 2016	600,000	3.8%	462,588	421,018
2010-B	November 2017	200,000	2.2%	197,369	158,810
2010-3	January 2018	850,000	2.5%	824,830	725,738
2010-4	November 2016	700,000	2.5%	640,289	599,476
2011-1	February 2017	800,000	2.5%	807,258	769,771
BV2005-LJ-2 (b)(d)	February 2014	185,596	4.6%	5,778	4,784
BV2005-3 (b)	June 2014	220,107	5.1%	10,858	11,671
LB2006-B (b)	September 2013	500,000	5.2%	44,872	47,083
LB2007-A	January 2014	486,000	5.0%	67,834	66,560

		$19,939,196		$7,033,699	$5,976,014

Purchase accounting premium					85,267

Total					$6,061,281

(a)	Note balance does not include $53.1 million of asset-backed securities pledged to the Wachovia funding facilities.
(b)	Transactions relate to securitization Trusts acquired by us.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
(d)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are distributed to us. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also distributed to us.

With respect to our securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. We have exceeded these ratios in several AMCAR and Long Beach Acceptance Corporation (“LBAC”) securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact to our liquidity.

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of March 31, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	Successor
	March 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets

Interest rate swaps (a)	$1,005,377	$17,713	$1,227,305	$23,058
Interest rate caps (a)	1,549,692	19,220	946,353	7,899

Total assets	$2,555,069	$36,933	$2,173,658	$30,957

Liabilities

Interest rate swaps	$1,005,377	$33,767	$1,227,305	$46,797
Interest rate caps (b)	1,465,477	19,539	831,848	8,094
Foreign currency contracts (b)(c)	40,690	2,312	48,595	2,125

Total liabilities	$2,511,544	$55,618	$2,107,748	$57,016

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the period end rate.

Interest rate swap agreements designated as hedges had unrealized gains of $0.8 million and losses of $0.4 million included in accumulated other comprehensive income as of March 31, 2011 and December 31, 2010, respectively. The ineffectiveness related to the interest rate swap agreements was $0.9 million for the three months ended March 31, 2011 and immaterial for the three months ended March 31, 2010, respectively. We estimate approximately $0.4 million of unrealized gains included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in losses of $0.1 million and gains of $3.9 million for the three months ended March 31, 2011 and 2010, included in interest expense on the consolidated statements of income and comprehensive income, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2011, and December 31, 2010, these restricted cash accounts totaled $37.1 million and $32.7 million, respectively, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	(Losses) Income Recognized In Income
	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Non-Designated hedges:
Interest rate contracts (a)	$(208)	$4,114
Foreign currency contracts (b)	(187)	280

Total	$(395)	$4,394

Designated hedges:
Interest rate contracts (a)	$(889)	$421

	Income (Losses) Recognized in Accumulated Other Comprehensive Income
	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Designated hedges:
Interest rate contracts	$884	$(9,493)

	Losses Reclassified From Accumulated Other Comprehensive Income into Income
	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Designated hedges:
Interest rate contracts (a)	$(278)	$(19,237)

(a)	(Losses) income recognized in income are included in interest expense.
(b)	(Losses) income recognized in income are included in operating expenses.

NOTE 7 – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and liabilities itemized below were measured at fair value on a recurring basis:

	Successor
	March 31, 2011 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds (i)(a)	$1,351,880			$1,351,880
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$19,220		19,220
Interest rate swaps (iii)			$17,713	17,713

Total assets	$1,351,880	$19,220	$17,713	$1,388,813

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (iii)			$33,767	$33,767
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$19,539		19,539
Foreign currency contracts (i)		2,312		2,312

Total liabilities	$	$21,851	$33,767	$55,618

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $182.7 million.

	Successor
	December 31, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds (i) (a)	$1,118,489			$1,118,489
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$7,899		7,899
Interest rate swaps (iii)			$23,058	23,058

Total assets	$1,118,489	$7,899	$23,058	$1,149,446

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (iii)			$46,797	$46,797
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$8,094		8,094
Foreign currency contracts (i)		2,125		2,125

Total liabilities	$	$10,219	$46,797	$57,016

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $166.5 million.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (Successor) (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2011	$23,058	$(46,797)
Total realized and unrealized gains
Included in earnings	(85)	(889)
Included in other comprehensive income		884
Settlements	(5,260)	13,035

Balance at March 31, 2011	$17,713	$(33,767)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (Predecessor) (in thousands):

	Assets			Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund		Interest Rate Swap Agreements
Balance at January 1, 2010	$26,637		$5,764	$(98,513)
Total realized and unrealized gains
Included in earnings	3,936		2,020	421
Included in other comprehensive income				(9,493)
Settlements	(3,258)		(7,784)	23,639

Balance at March 31, 2010	$27,315	$		$(83,946)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $69.8 million as of March 31, 2011 and December 31, 2010, respectively. See guarantor consolidating financial statements in Note 13.

Limited Corporate Guarantees of Indebtedness

We guarantee the timely payment of interest and ultimate payment of principal on the Class B and Class C asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or former shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

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

The Hatfield Case and the Butler Case have been consolidated for handling and the consolidated complaints were amended to seek damages. On January 7, 2011, the defendants filed a motion to dismiss the complaints, based on the court’s lack of subject matter jurisdiction over the consolidated case. On April 6, 2011, the Court entered an order granting the defendants’ motion and ordered that the consolidated case be dismissed with prejudice. The order of dismissal is subject to appeal.

NOTE 9 – INCOME TAXES

We had unrecognized tax benefits of $140.7 million and $127.6 million at March 31, 2011 and December 31, 2010, respectively. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $23.1 million and $21.4 million at March 31, 2011 and December 31, 2010, respectively, which includes the federal benefit of state taxes.

At March 31, 2011, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.3 million to $66.6 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2011, accrued interest and penalties associated with uncertain tax positions were $18.9 million and $9.1 million, respectively. During the three months ended March 31, 2011, we accrued an additional $3.2 million in potential interest and accrued an additional $0.2 million in potential penalties associated with uncertain tax positions.

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. For the three months ended December 31, 2010, we were included in GM’s consolidated U.S. federal income tax return and will continue to be included in subsequent year returns filed by GM. Similarly, we will also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. In some taxing jurisdictions where filing a separate income tax return is mandated, we will continue to file separately. Our predecessor consolidated federal income tax returns for fiscal 2006, 2007, 2008 and 2009 are under audit by the Internal Revenue Service (“IRS”). Our predecessor federal income tax returns prior to fiscal 2006 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our predecessor tax returns are currently under examination in various state tax jurisdictions.

In the event we recognize taxable income in any period beginning on or after October 1, 2010, we would be obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of March 31, 2011, we have recorded an intercompany taxes payable to GM in the amount of $97.0 million, representing the tax effects of income earned subsequent to the Merger.

Our effective income tax rate was 40.7% and 34.0% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2011 was impacted by adjustments to prior year tax positions and adjustments to deferred tax balances.

NOTE 10 – EARNINGS PER SHARE – Predecessor

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

Predecessor
Three Months Ended March 31, 2010
Net income	$63,206

Basic weighted average shares	134,053,846

Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	5,177,306

Diluted weighted average shares	139,231,152

Earnings per share:
Basic	$0.47

Diluted	$0.45

As a result of the Merger, our stock is no longer publicly traded and earnings per share is no longer required.

Basic earnings per share was computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share was computed by dividing net income by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.6 million shares of common stock were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			Successor
			March 31, 2011		December 31, 2010
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$333,183	$333,183	$194,554	$194,554
Finance receivables, net	(b	)	8,276,473	8,342,313	8,197,324	$8,185,854
Restricted cash – securitization notes payable	(a	)	1,003,455	1,003,455	926,082	926,082
Restricted cash – credit facilities	(a	)	151,131	151,131	131,438	131,438
Restricted cash – other	(a	)	46,807	46,807	32,920	32,920
Interest rate swap agreements	(d	)	17,713	17,713	23,058	23,058
Interest rate cap agreements purchased	(d	)	19,220	19,220	7,899	7,899
Financial liabilities:
Syndicated and lease warehouse facilities	(c	)	921,704	921,704	278,006	278,006
Medium term note facility and Wachovia funding facilities	(d	)	490,180	490,130	553,796	554,048
Securitization notes payable	(d	)	6,061,281	6,075,470	6,128,217	6,106,963
Senior notes	(d	)	69,962	71,899	70,054	71,472
Convertible senior notes	(d	)	1,446	1,446	1,446	1,447
Interest rate swap agreements	(d	)	33,767	33,767	46,797	46,797
Interest rate cap agreements sold	(d	)	19,539	19,539	8,094	8,094
Foreign currency contracts	(d	)	2,312	2,312	2,125	2,125

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of the finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.
(c)	The syndicated and lease warehouse facilities have variable rates of interest and maturities of approximately one year. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, medium term note facility and Wachovia funding facilities, securitization notes payable, senior notes, convertible senior notes and foreign currency contracts are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest costs (none capitalized)	$77,527	$119,507
Income taxes	575	87,971

We received $81.2 million in income tax refunds in the three months ended March 31, 2010.

We had a non-cash investing activity as the result of the receivable from the GM subvention program for the three months ended March 31, 2011 of $71.3 million.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

March 31, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$325,555	$7,628		$333,183
Finance receivables, net		191,833	8,084,640		8,276,473
Restricted cash - securitization notes payable			1,003,455		1,003,455
Restricted cash - credit facilities			151,131		151,131
Property and equipment, net	$220	44,435	18		44,673
Leased vehicles, net		1,129	315,296		316,425
Deferred income taxes	122,240	72,485	(32,839)		161,886
Goodwill	1,112,284				1,112,284
Intercompany subvention receivable	71,278				71,278
Other assets	459	87,801	51,160		139,420
Due from affiliates	110,062		3,057,750	$(3,167,812)
Investment in affiliates	2,539,782	5,231,735	816,551	(8,588,068)

Total assets	$3,956,325	$5,954,973	$13,454,790	$(11,755,880)	$11,610,208

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Credit facilities			$1,411,884		$1,411,884
Securitization notes payable			6,061,281		6,061,281
Senior notes	$69,962				69,962
Convertible senior notes	1,446				1,446
Accounts payable and accrued expenses	3,379	$63,708	55,858		122,945
Taxes payable	172,289	5,524	10		177,823
Intercompany taxes payable	97,031				97,031
Interest rate swap agreements			33,767		33,767
Other liabilities		21,851			21,851
Due to affiliates		3,167,812		$(3,167,812)

Total liabilities	344,107	3,258,895	7,562,800	(3,167,812)	7,997,990

Shareholder’s equity:
Common stock		150,752		(150,752)
Additional paid-in capital	3,456,842	75,001	2,405,972	(2,480,973)	3,456,842
Accumulated other comprehensive income	3,505	4,267	475	(4,742)	3,505
Retained earnings	151,871	2,466,058	3,485,543	(5,951,601)	151,871

Total shareholder’s equity	3,612,218	2,696,078	5,891,990	(8,588,068)	3,612,218

Total liabilities and shareholder’s equity	$3,956,325	$5,954,973	$13,454,790	$(11,755,880)	$11,610,208

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$187,452	$7,102		$194,554
Finance receivables, net		548,506	7,648,818		8,197,324
Restricted cash - securitization notes payable			926,082		926,082
Restricted cash - credit facilities			131,438		131,438
Property and equipment, net	$2,520	44,751	19		47,290
Leased vehicles, net		1,626	45,154		46,780
Deferred income taxes	109,232	49,333	(18,042)		140,523
Goodwill	1,112,284				1,112,284
Intercompany subvention receivable	8,149				8,149
Other assets	7,564	79,238	27,512		114,314
Due from affiliates	144,607		2,567,998	$(2,712,605)
Investment in affiliates	2,457,613	4,441,736	809,449	(7,708,798)

Total assets	$3,841,969	$5,352,642	$12,145,530	$(10,421,403)	$10,918,738

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Credit facilities			$831,802		$831,802
Securitization notes payable			6,128,217		6,128,217
Senior notes	$70,054				70,054
Convertible senior notes	1,446				1,446
Accounts payable and accrued expenses	42,393	$14,787	39,989		97,169
Taxes payable	155,754	4,953	5		160,712
Intercompany taxes payable	42,214				42,214
Interest rate swap agreements			46,797		46,797
Other liabilities		10,219			10,219
Due to affiliates		2,712,605		$(2,712,605)

Total liabilities	311,861	2,742,564	7,046,810	(2,712,605)	7,388,630

Shareholder’s equity:
Common stock		90,474		(90,474)
Additional paid-in capital	3,453,917	75,895	1,695,754	(1,771,649)	3,453,917
Accumulated other comprehensive income	1,558	54,787	(261)	(54,526)	1,558
Retained earnings	74,633	2,388,922	3,403,227	(5,792,149)	74,633

Total shareholder’s equity	3,530,108	2,610,078	5,098,720	(7,708,798)	3,530,108

Total liabilities and shareholder’s equity	$3,841,969	$5,352,642	$12,145,530	$(10,421,403)	$10,918,738

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

SUCCESSOR

Three Months Ended March 31, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$(1,209)	$269,055		$267,846
Other income	$14,261	105,636	149,659	$(242,235)	27,321
Equity in income of affiliates	80,045	153,337		(233,382)

	94,306	257,764	418,714	(475,617)	295,167

Costs and expenses
Operating expenses	5,602	21,204	49,600		76,406
Leased vehicles expenses		248	8,236		8,484
Provision for loan losses		13,800	25,624		39,424
Interest expense	14,033	117,055	151,764	(242,235)	40,617

	19,635	152,307	235,224	(242,235)	164,931

Income before income taxes	74,671	105,457	183,490	(233,382)	130,236

Income tax (benefit) provision	(2,567)	25,412	30,153		52,998

Net income	$77,238	$80,045	$153,337	$(233,382)	$77,238

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

PREDECESSOR

Three Months Ended March 31, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$30,092	$309,800		$339,892
Other income	$7,794	110,687	208,017	$(305,285)	21,213
Equity in income of affiliates	66,759	96,281		(163,040)

	74,553	237,060	517,817	(468,325)	361,105

Costs and expenses
Operating expenses	4,180	20,936	50,099		75,215
Leased vehicles expenses		353	8,335		8,688
Provision for loan losses		46,696	27,887		74,583
Interest expense	10,487	123,791	277,591	(305,285)	106,584
Restructuring charges, net		220			220

	14,667	191,996	363,912	(305,285)	265,290

Income before income taxes	59,886	45,064	153,905	(163,040)	95,815

Income tax (benefit) provision	(3,320)	(21,695)	57,624		32,609

Net income	$63,206	$66,759	$96,281	$(163,040)	$63,206

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

Three Months Ended March 31, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$77,238	$80,045	$153,337		$(233,382)	$77,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,889	2,372	13,607			17,868
Accretion and amortization of loan fees			202	(3,138)			(2,936)
Amortization of finance receivables premium			21,788	46,139			67,927
Amortization of debt discount		(92)		(23,025)			(23,117)
Provision for loan losses			13,800	25,624			39,424
Deferred income taxes		(13,106)	(23,054)	14,371			(21,789)
Stock-based compensation expense		2,925					2,925
Other			5,448	(14,292)			(8,844)
Equity in income of affiliates		(80,045)	(153,337)			233,382
Changes in assets and liabilities:
Other assets		(57,440)	11,237	57,724			11,521
Accounts payable and accrued expenses		(39,012)	28,024	(1,777)			(12,765)
Taxes payable		16,535	577	5			17,117
Intercompany taxes payable		54,817					54,817

Net cash (used) provided by operating activities		(36,291)	(12,898)	268,575			219,386

Cash flows from investing activities:
Purchases of receivables			(1,134,782)	(1,464,291)		1,464,921	(1,134,782)
Principal collections and recoveries on receivables			(11,959)	966,250			954,291
Net proceeds from sale of receivables			1,464,291			(1,464,291)
Purchases of leased vehicles			366	(320,572)			(320,206)
Proceeds from termination of leased vehicles				12,880			12,880
Sales (purchases) of property and equipment		1,924	(1,913)				11
Change in restricted cash - securitization notes payable				(77,373)			(77,373)
Change in restricted cash - credit facilities				(19,693)			(19,693)
Change in other assets			(13,831)				(13,831)
Net change in investment in affiliates		(1,388)	(711,450)	(128,846)		841,684

Net cash provided (used) by investing activities		536	(409,278)	(1,031,645)		841,684	(598,703)

Cash flows from financing activities:
Borrowings on credit facilities				1,196,521			1,196,521
Payments on credit facilities				(615,510)			(615,510)
Issuance of securitization notes payable				800,000			800,000
Payments on securitization notes payable				(845,058)			(845,058)
Debt issuance costs				(17,809)			(17,809)
Net capital contribution to subsidiaries			2,202	710,218		(712,420)
Net change in due (to) from affiliates		34,544	558,001	(464,766)		(127,779)

Net cash provided by financing activities		34,544	560,203	763,596		(840,199)	518,144

Net (decrease) increase in cash and cash equivalents		(1,211)	138,027	526		1,485	138,827

Effect of Canadian exchange rate changes on cash and cash equivalents		1,211	76			(1,485)	(198)

Cash and cash equivalents at beginning of period			187,452	7,102			194,554

Cash and cash equivalents at end of period	$		$325,555	$7,628	$		$333,183

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Three Months Ended March 31, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$63,206	$66,759	$96,281		$(163,040)	$63,206
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization		203	1,924	16,224			18,351
Accretion and amortization of loan fees			714	3			717
Provision for loan losses			46,696	27,887			74,583
Deferred income taxes		(104,527)	98,280	(62,547)			(68,794)
Stock-based compensation expense		4,604					4,604
Non-cash interest charges on convertible debt		5,434					5,434
Other		(283)	(3,009)	(5,092)			(8,384)
Equity in income of affiliates		(66,759)	(96,281)			163,040
Changes in assets and liabilities:
Other assets		(4,709)	39,567	5,500			40,358
Accounts payable and accrued expenses		89,964	(30,121)	(641)			59,202
Taxes payable		2,474	(174)	1			2,301

Net cash (used) provided by operating activities		(10,393)	124,355	77,616			191,578

Cash flows from investing activities:
Purchases of receivables			(610,643)	(838,161)		838,161	(610,643)
Principal collections and recoveries on receivables			(13,331)	965,879			952,548
Net proceeds from sale of receivables			838,161			(838,161)
Purchases of property and equipment			(352)				(352)
Change in restricted cash - securitization notes payable				(139,144)			(139,144)
Change in restricted cash - credit facilities				(25,045)			(25,045)
Change in other assets			14,192	5,452			19,644
Net change in investment in affiliates		(1,787)	795,246	(168,460)		(624,999)

Net cash (used) provided by investing activities		(1,787)	1,023,273	(199,479)		(624,999)	197,008

Cash flows from financing activities:
Borrowings on credit facilities				100,000			100,000
Payments on credit facilities				(151,790)			(151,790)
Issuance of securitization notes payable				800,000			800,000
Payments on securitization notes payable				(929,064)			(929,064)
Debt issuance costs		292		(16,333)			(16,041)
Retirement of debt		(20,425)					(20,425)
Proceeds from issuance of common stock		5,929	(18,541)	(609,175)		627,716	5,929
Other net changes		466					466
Net change in due (to) from affiliates		23,129	(950,966)	927,713		124

Net cash provided (used) by financing activities		9,391	(969,507)	121,351		627,840	(210,925)

Net (decrease) increase in cash and cash equivalents		(2,789)	178,121	(512)		2,841	177,661

Effect of Canadian exchange rate changes on cash and cash equivalents		2,789	76			(2,841)	24

Cash and cash equivalents at beginning of period			313,673	5,971			319,644

Cash and cash equivalents at end of period	$		$491,870	$5,459	$		$497,329

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. Additionally, in December 2010, we began offering a lease product in certain geographic markets, through GM franchised dealerships, for consumers purchasing new GM vehicles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

PRESENTATION AND ANALYSIS OF RESULTS

Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc.

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle.

The accompanying condensed consolidated statements of consolidated income and comprehensive income and cash flows are presented for two periods: three months ended March 31, 2011 (Successor) and three months ended March 31, 2010 (Predecessor), which relate to periods after and before the Merger with GM, respectively. Due to the change in basis resulting from the application of purchase accounting, the results of operations of the Predecessor and Successor are not comparable.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 (Successor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Successor
Three Months Ended March 31, 2011
Balance at beginning of period	$8,647,901
Loans purchased	1,137,921
Charge-offs	(183,637)
Principal collections and other	(852,620)

Balance at end of period	$8,749,565

Average finance receivables	$8,666,189

The average new loan size was $19,338 for the three months ended March 31, 2011. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2011 was 15.2%.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Successor
Three Months Ended March 31, 2011
Finance charge income	$267,846
Other income	27,321
Interest expense	(40,617)

Net margin	$254,550

Net margin as a percentage of average finance receivables is as follows:

Successor
Three Months Ended March 31, 2011
Finance charge income	12.5%
Other income	1.3
Interest expense	(1.9)

Net margin as a percentage of average finance receivables	11.9%

Revenue:

Finance charge income was $267.8 million for the three months ended March 31, 2011. The effective yield on our finance receivables was 12.5% for the three months ended March 31, 2011. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to accretion of finance receivables premium and finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Successor
Three Months Ended March 31, 2011
Leasing income	$12,067
Investment income	458
Late fees and other income	14,796

$27,321

Costs and Expenses:

Operating Expenses

Operating expenses were $76.4 million for the three months ended March 31, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 73.9% of total operating expenses for the three months ended March 31, 2011.

Operating expenses as an annualized percentage of average finance receivables were 3.6% for the three months ended March 31, 2011.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the three months ended March 31, 2011 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $39.4 million for the three months ended March 31, 2011. As an annualized percentage of average post-acquisition finance receivables, the provision for loan losses was 1.8% for the three months ended March 31, 2011.

Interest Expense

Interest expense was $40.6 million for the three months ended March 31, 2011. Interest expense was reduced by $22.8 million of amortization of the purchase accounting premium. Average debt outstanding was $7.1 billion for the three months ended March 31, 2011. Our effective rate of interest on our debt was 2.3% for the three months ended March 31, 2011.

Taxes

Our effective income tax rate was 40.7% for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2011 was impacted by adjustments to prior year tax positions and adjustments to deferred tax balances.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

Successor
Three Months Ended March 31, 2011
Unrealized gains on cash flow hedges	$1,162
Canadian currency translation adjustment	1,211
Income tax provision	(426)

$1,947

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Successor
Three Months Ended March 31, 2011
Unrealized gains related to changes in fair value	$884
Reclassification of net unrealized losses into earnings	278

$1,162

Unrealized gains related to changes in fair value for the three months ended March 31, 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.2 million for the three months ended March 31, 2011 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2011.

Three Months Ended March 31, 2010 (Predecessor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Predecessor
Three Months Ended March 31, 2010
Balance at beginning of period	$9,304,976
Loans purchased	623,855
Charge-offs	(314,152)
Principal collections and other	(804,305)

Balance at end of period	$8,810,374

Average finance receivables	$9,042,982

The average new loan size was $17,912 for the three months ended March 31, 2010. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2010 was 17.1%.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Predecessor
Three Months Ended March 31, 2010
Finance charge income	$339,892
Other income	21,213
Interest expense	(106,584)

Net margin	$254,521

Net margin as a percentage of average finance receivables is as follows:

Predecessor
Three Months Ended March 31, 2010
Finance charge income	15.2%
Other income	0.9
Interest expense	(4.7)

Net margin as a percentage of average finance receivables	11.4%

Revenue:

Finance charge income was $339.9 million for the three months ended March 31, 2010. The effective yield on our finance receivables was 15.2% for the three months ended March 31, 2010. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Predecessor
Three Months Ended March 31, 2010
Leasing income	$11,026
Investment income	1,056
Late fees and other income	9,131

$21,213

Costs and Expenses:

Operating Expenses

Operating expenses were $75.2 million for the three months ended March 31, 2010. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 76.9% of total operating expenses for the three months ended March 31, 2010.

Operating expenses as an annualized percentage of average finance receivables were 3.4% for the three months ended March 31, 2010.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended March 31, 2010 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $74.6 million for the three months ended March 31, 2010. As an annualized percentage of average finance receivables, the provision for loan losses was 3.3% for the three months ended March 31, 2010.

Interest Expense

Interest expense was $106.6 million for the three months ended March 31, 2010. Average debt outstanding was $7.6 billion for the three months ended March 31, 2010. Our effective rate of interest on our debt was 5.7% for the three months ended March 31, 2010.

Taxes

Our effective income tax rate was 34.0% for the three months ended March 31, 2010.

Other Comprehensive Income:

Other comprehensive income consisted of the following (in thousands):

Predecessor
Three Months Ended March 31, 2010
Unrealized gains on cash flow hedges	$9,744
Canadian currency translation adjustment	2,788
Income tax provision	(4,553)

$7,979

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Predecessor
Three Months Ended March 31, 2010
Unrealized losses related to changes in fair value	$(9,493)
Reclassification of net unrealized losses into earnings	19,237

$9,744

Unrealized losses related to changes in fair value for the three months ended March 31, 2010 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $2.8 million for the three months ended March 31, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2010.

CREDIT QUALITY

We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	Successor
	March 31, 2011	December 31, 2010
Pre-acquisition finance receivables	$6,744,752	$7,724,188
Finance receivables premium	355,629	423,556
Non-accretable discount	(763,306)	(847,781)
Post-acquisition finance receivables	2,004,813	923,713
Allowance for loan losses	(65,415)	(26,352)

Receivables, net	$8,276,473	$8,197,324

Number of outstanding contracts	751,722	757,148

Average carrying amount of outstanding contract (in dollars)	$11,639	$11,422

Allowance for loan losses as a percentage of post-acquisition receivables	3.3%	2.9%

Non-accretable discount as a percentage of pre-acquisition receivables	11.3%	11.0%

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	March 31, 2011		March 31, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$332,746	3.8%	$472,206	5.3%
Greater-than-60 days	135,081	1.5	190,911	2.2

	467,827	5.3	663,117	7.5
In repossession	26,601	0.3	42,123	0.5

	$494,428	5.6%	$705,240	8.0%

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

Delinquencies in finance receivables have generally trended downward since early calendar year 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions.

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 5.2% and 7.1% for the three months ended March 31, 2011 and 2010, respectively. Deferment levels have generally trended down since early calendar year 2009 as a result of the stabilization of economic conditions.

The following is a summary of deferrals as a percentage of receivables outstanding:

	Successor
	March 31, 2011	December 31, 2010
Never deferred	74.4%	71.9%

Deferred:
1-2 times	16.8	18.5
3-4 times	8.7	9.5
Greater than 4 times	0.1	0.1

Total deferred	25.6	28.1

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Repossession charge-offs	$191,255	$324,333
Less: Recoveries	(98,801)	(145,759)
Mandatory charge-offs (a)	(7,618)	(10,181)

Net charge-offs	$84,836	$168,393

Net charge-offs as an annualized percentage of average receivables:	4.0%	7.6%

Recoveries as a percentage of gross repossession charge-offs:	51.7%	44.9%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs have generally trended down since early calendar year 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions and collections and recoveries on finance receivables. Our primary uses of cash are purchases of finance receivables and leased assets, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

We used cash of $1,134.8 million and $610.6 million for the purchase of finance receivables during the three months ended March 31, 2011 and 2010, respectively. We used cash of $320.2 million for the purchase of leased assets under our leasing origination platform during the three months ended March 31, 2011. These purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables and leased assets through securitization transactions.

Liquidity

Our available liquidity consisted of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
Cash and cash equivalents	$333,183	$194,554
Borrowing capacity on unpledged eligible receivables	23,787	272,257
Borrowing capacity on GM revolving credit facility	300,000	300,000
Borrowing capacity on unpledged eligible leased assets	52,541

Total	$709,511	$766,811

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of March 31, 2011, credit facilities consisted of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$2,000.0	$826.9
Lease warehouse facility – U.S. (b)	600.0	94.8
GM revolving credit facility (c)	300.0
Medium term note facility (d)		439.0
Wachovia funding facilities (e)		51.2

		$1,411.9

(a)	In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	On January 31, 2011, we entered into a $600 million lease warehouse facility for lease originations in the U.S. In January 2012, when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leased assets pledged until July 2017 when any remaining amount outstanding will be due and payable.
(c)	On March 31, 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 30, 2011.
(d)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(e)	Advances under the Wachovia funding facilities are currently secured by $53.1 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. These facilities are amortizing in accordance with the underlying securitization transaction.

The following table shows the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the three months ended March 31, 2011 (dollars in millions):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.65%	$358.5	$826.9
Lease warehouse facility – U.S.	1.68%	17.9	94.8

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2011, we were in compliance with all covenants in our credit facilities.

On February 17, 2011, we extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

Securitizations

We have completed 74 securitization transactions through March 31, 2011, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at March 31, 2011
2006-1	March 2006	$945.0	$39.9
2006-R-M	May 2006	1,200.0	140.2
2006-A-F	July 2006	1,350.0	115.6
2006-B-G	September 2006	1,200.0	134.7
2007-A-X	January 2007	1,200.0	173.3
2007-B-F	April 2007	1,500.0	260.7
2007-1	May 2007	1,000.0	162.2
2007-C-M	July 2007	1,500.0	318.9
2007-D-F	September 2007	1,000.0	232.7
2007-2-M	October 2007	1,000.0	231.2
2008-A-F	May 2008	750.0	234.0
2008-1 (a)	October 2008	500.0	55.8
2008-2	November 2008	500.0	115.3
2009-1	July 2009	725.0	327.2
2009-1 (APART)	October 2009	227.5	114.9
2010-1	February 2010	600.0	374.5
2010-A	March 2010	200.0	139.9
2010-2	May 2010	600.0	421.0
2010-B	August 2010	200.0	158.8
2010-3	September 2010	850.0	725.7
2010-4	November 2010	700.0	599.5
2011-1	January 2011	800.0	769.8
BV2005-LJ-2 (b)	July 2005	185.6	4.8
BV2005-3	December 2005	220.1	11.7
LB2006-B	September 2006	500.0	47.1
LB2007-A	March 2007	486.0	66.6

Total active securitizations		$19,939.2	$5,976.0

Purchase accounting premium			85.3

			$6,061.3

(a)	Note balance does not include $53.1 million of asset-backed securities pledged to the Wachovia funding facilities.
(b)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

At the time of securitization of finance receivables, we are required to pledge assets equal to a specified percentage of the securitization pool to provide credit enhancement required for specific credit ratings for the asset-backed securities issued by the Trusts. Typically, the assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the Trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the Trusts are added to the restricted cash account or used to pay down outstanding debt in the Trusts, creating overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the Trusts are distributed to us. Additionally, as the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also distributed to us.

Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. On April 13, 2011, we closed a $950.0 million senior subordinated securitization transaction, AMCAR 2011-2, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at rates we consider acceptable.

The second type of securitization structure we have utilized involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies. We do not anticipate utilizing this structure for the foreseeable future.

Certain cash flows related to securitization transactions were as follows (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Initial credit enhancement deposits:
Restricted cash	$17.0	$18.6
Overcollateralization	48.8	127.8
Distributions	143.2	112.7

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased. We have exceeded certain of these ratios in several AMCAR and LBAC securitizations. Excess cash flows from these Trusts have been or are being used to build higher credit enhancement in each respective Trust instead of being distributed to us. We do not expect the trapping of excess cash flows from these Trusts to have a material adverse impact on our liquidity.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of March 31, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

Recent Accounting Pronouncements

In April 2011, Accounting Standards Update (“ASU”) (“2011-02”), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring was issued effective for interim and annual periods beginning on or after June 15, 2011. ASU 2011-02 provides evaluation criteria for finance receivables meeting the criteria for whether a restructuring constitutes a troubled debt restructuring. Additional disclosures around the nature and extent of modified finance receivables and their effect on the allowance for loan losses may be required under ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. We do not anticipate the adoption of ASU 2011-02 to have an impact on our consolidated financial position, results of operations or cash flows.

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

Credit Facilities

Finance receivables and leased assets purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates or money factors. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of finance receivables to securitization Trusts.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (the “Commission”) including our Transition Report on Form 10-K for the six month period ended December 31, 2010. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or former shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

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

The Hatfield Case and the Butler Case have been consolidated for handling and the consolidated complaints were amended to seek damages. On January 7, 2011, the defendants filed a motion to dismiss the complaints, based on the court’s lack of subject matter jurisdiction over the consolidated case. On April 6, 2011, the Court entered an order granting the defendants’ motion and ordered that the consolidated case be dismissed with prejudice. The order of dismissal is subject to appeal.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Transition Report on Form 10-K for the six month period ended December 31, 2010, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Transition Report on Form 10-K are not the only risks facing us.

Leased Vehicle Residual Values and Return Rates

We project expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results.

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

General Motors Financial Company, Inc.
(Registrant)

Date: May 6, 2011	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer