Form 10-Q
period 2011-06-30
General Motors Financial Company, Inc.
filed 2011-08-05
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, Dollars in Thousands)

	Successor
	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$525,728	$194,554
Finance receivables, net	8,587,015	8,197,324
Restricted cash – securitization notes payable	937,162	926,082
Restricted cash – credit facilities	109,386	131,438
Property and equipment, net	46,810	47,290
Leased vehicles, net	439,430	46,780
Deferred income taxes	119,975	157,884
Goodwill	1,108,696	1,094,923
Intercompany subvention receivable	25,404	8,149
Other assets	185,567	114,314

Total assets	$12,085,173	$10,918,738

Liabilities and Shareholder’s Equity
Liabilities:
Credit facilities	$422,756	$831,802
Securitization notes payable	6,880,681	6,128,217
Senior notes	569,870	70,054
Convertible senior notes	1,447	1,446
Accounts payable and accrued expenses	203,361	97,169
Taxes payable	75,203	160,712
Intercompany taxes payable	186,155	42,214
Interest rate swap agreements	23,720	46,797
Other liabilities	11,486	10,219

Total liabilities	8,374,679	7,388,630

Commitments and contingencies (Note 11)

Shareholder’s equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,459,970	3,453,917
Accumulated other comprehensive income	2,835	1,558
Retained earnings	247,689	74,633

Total shareholder’s equity	3,710,494	3,530,108

Total liabilities and shareholder’s equity	$12,085,173	$10,918,738

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Successor				Predecessor
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30, 2011				June 30, 2010
Revenue
Finance charge income	$290,916		$558,762		$338,531	$678,423
Other income	38,969		66,290		23,142	44,355

	329,885		625,052		361,673	722,778

Costs and expenses
Operating expenses	85,379		161,785		68,304	143,519
Leased vehicles expenses	13,098		21,582		5,620	14,308
Provision for loan losses	44,570		83,994		49,326	123,909
Interest expense	42,817		83,434		98,730	205,314
Restructuring charges, net					534	754

	185,864		350,795		222,514	487,804

Income before income taxes	144,021		274,257		139,159	234,974
Income tax provision	48,203		101,201		53,609	86,218

Net income	95,818		173,056		85,550	148,756

Other comprehensive income
Unrealized (losses) gains on cash flow hedges	(1,015)		147		9,064	18,808
Foreign currency translation adjustment	(27)		1,184		(2,826)	(38)
Income tax benefit (provision)	372		(54)		(2,137)	(6,690)

Other comprehensive (loss) income	(670)		1,277		4,101	12,080

Comprehensive income	$95,148		$174,333		$89,651	$160,836

Earnings per share
Basic	(a	)	(a	)	$0.64	$1.11

Diluted	(a	)	(a	)	$0.61	$1.07

Weighted average shares
Basic	(a	)	(a	)	134,618,012	134,334,827

Diluted	(a	)	(a	)	139,787,408	139,508,178

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$173,056	$148,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,044	35,398
Accretion and amortization of loan and leasing fees	(7,914)	779
Amortization of finance receivables premium	126,922
Amortization of debt discount	(44,691)
Provision for loan losses	83,994	123,909
Deferred income taxes	37,856	(69,144)
Stock-based compensation expense	6,053	8,209
Non-cash interest charges on convertible debt		10,963
Other	(17,180)	(7,945)
Changes in assets and liabilities:
Other assets	1,137	33,440
Accounts payable and accrued expenses	(9,221)	27,447
Taxes payable	(87,313)	11,906
Intercompany taxes payable	143,941
Sale of leases held for sale	24,907

Net cash provided by operating activities	472,591	323,718

Cash flows from investing activities:
Purchases of receivables	(2,453,086)	(1,504,944)
Principal collections and recoveries on receivables	1,880,176	1,826,064
Purchases of leased vehicles	(417,748)
Proceeds from termination of leased vehicles	21,061
Purchases of property and equipment	(3,508)	(910)
Acquisition of FinanciaLinx	(9,601)
FinanciaLinx cash on hand at acquisition	9,283
Change in restricted cash – securitization notes payable	(11,080)	(79,943)
Change in restricted cash – credit facilities	22,052	(14,526)
Change in other assets	(30,497)	37,807

Net cash (used) provided by investing activities	(992,948)	263,548

Cash flows from financing activities:
Borrowings on credit facilities	1,820,637	150,005
Payments on credit facilities	(2,228,119)	(260,986)
Issuance of securitization notes payable	2,750,000	1,400,000
Payments on securitization notes payable	(1,954,853)	(1,883,434)
Issuance of senior notes	500,000
Debt issuance costs	(34,735)	(19,897)
Retirement of debt		(20,425)
Proceeds from issuance of common stock		8,856
Other net changes		884

Net cash provided (used) by financing activities	852,930	(624,997)

Net increase (decrease) in cash and cash equivalents	332,573	(37,731)
Effect of Canadian exchange rate changes on cash and cash equivalents	(1,399)	360
Cash and cash equivalents at beginning of period	194,554	319,644

Cash and cash equivalents at end of period	$525,728	$282,273

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. (“GM Financial”).

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle.

The accompanying condensed consolidated statements of income and comprehensive income and cash flows are presented for four periods: three and six months ended June 30, 2011 (“Successor”) and three and six months ended June 30, 2010 (“Predecessor”), which relate to periods after and before the Merger, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect a change in basis from the application of “purchase accounting” and have been prepared on the same basis as the audited financial statements as of and for the three month period ended December 31, 2010 included in our Transition Report on Form 10-KT for the six month period ended December 31, 2010.

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) and credit facilities which are considered variable interest entities (“VIE’s”). All intercompany transactions and accounts have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, leased vehicles, goodwill, intangible assets, income taxes and the fair value of finance receivables.

The consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, are unaudited, and in management’s opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by GAAP in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Transition Report on Form 10-KT filed on March 1, 2011.

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

The following disclosure presents the corrected amounts intended to be reflected in our Annual Report to be filed on Form 10-K for the year ending December 31, 2011 when filed (in thousands):

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

Correction of Goodwill and Deferred Income Taxes

We corrected the presentation of goodwill and deferred income taxes for the December 31, 2010 consolidated balance sheet presented. Deferred income taxes were understated at the purchase date resulting in an overstatement of goodwill.

The following disclosure presents the corrected amounts reflected in our consolidated balance sheet at December 31, 2010 (in thousands):

	Successor
	December 31, 2010
	Goodwill	Deferred Income Taxes
As reported:	$1,112,284	$140,523
As corrected:	$1,094,923	$157,884

Related Party Transactions

We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentived rates and structures on these loans and lease finance products under a subvention program with GM. As of June 30, 2011, we have an intercompany subvention receivable from GM in the amount of $25.4 million, representing payments due from GM under the subvention program. As presented in Note 6 – “Credit Facilities,” we have a $300 million revolving credit facility with GM. During the quarter we had borrowings and repayments of $200 million on the facility.

Recent Accounting Pronouncements

In April 2011, Accounting Standards Update (“ASU”) (“2011-02”), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring was issued effective for interim and annual periods beginning on or after June 15, 2011. ASU 2011-02 provides evaluation criteria for whether a restructuring constitutes a troubled debt restructuring. Additional disclosures around the nature and extent of modified finance receivables and their effect on the allowance for loan losses may be required under ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for finance receivables meeting the definition of a troubled debt restructuring in ASU 2011-02. The adoption of ASU 2011-02 will not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2011, ASU (“2011-04”) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued effective for interim and annual periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”), and improves consistency of disclosures relating to fair value. We are currently evaluating the impact that 2011-04 will have on our consolidated financial position, results of operations and cash flows.

NOTE 2 – ACQUISITION

On April 1, 2011, we acquired FinanciaLinx Corporation (“FinanciaLinx”), a leading independent auto lease provider in Canada. The total consideration we paid in the all-cash transaction was approximately $9.6 million. FinanciaLinx provides leasing programs to GM and other manufacturers through manufacturer subvention programs. Purchase accounting for the acquisition resulted in goodwill of $13.8 million.

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
Pre-acquisition finance receivables	$5,886,828	$7,724,188
Post-acquisition finance receivables	3,222,584	923,713

	9,109,412	8,647,901
Add finance receivables premium	109,206	423,556
Less non-accretable pre-acquisition discount:
Pre-acquisition finance receivables	(524,077)	(847,781)
Less allowance for loan losses:
Post-acquisition finance receivables	(107,526)	(26,352)

	$8,587,015	$8,197,324

A summary of our finance receivables is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Balance at beginning of period	$8,749,565	$8,647,901	$8,810,374	$9,304,976
Loans purchased	1,349,222	2,487,143	906,097	1,529,952
Charge-offs	(129,810)	(313,447)	(198,569)	(512,721)
Principal collections and other	(859,565)	(1,712,185)	(784,384)	(1,588,689)

Balance at end of period	$9,109,412	$9,109,412	$8,733,518	$8,733,518

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $418.6 million and $491.4 million of delinquent finance receivables as of June 30, 2011 and December 31, 2010, respectively.

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

Pursuant to ASC 820, Fair Value Measurements and Disclosures, we review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. At June 30, 2011, as a result of improvements in the credit performance of the pre-acquisition portfolio we estimated that the non-accretable pre-acquisition discount exceeded expected future credit losses by $187.4 million, and we transferred this excess non-accretable pre-acquisition discount as an offset to finance receivables premium. This excess will be amortized through finance charge income over the remaining life of the portfolio.

A summary of the finance receivables premium is as follows (in thousands):

	Successor
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$355,629	$423,556
Amortization of premium	(58,995)	(126,922)
Transfer from non-accretable pre-acquisition discount	(187,428)	(187,428)

Balance at end of period	$109,206	$109,206

A summary of the non-accretable pre-acquisition discount is as follows (in thousands):

	Successor
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$763,306	$847,781
Charge-offs	(123,072)	(304,900)
Recoveries	71,271	168,624
Transfer to finance receivables premium	(187,428)	(187,428)

Balance at end of period	$524,077	$524,077

A summary of the allowance for post-acquisition loan losses is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Balance at beginning of period	$65,415	$26,352	$623,249	$717,059
Provision for loan losses	44,570	83,994	49,326	123,909
Charge-offs	(6,738)	(8,547)	(198,569)	(512,721)
Recoveries	4,279	5,727	99,304	245,063

Balance at end of period	$107,526	$107,526	$573,310	$573,310

Credit Risk

A summary of the credit risk profile by FICO score band of the finance receivables, determined at origination, is as follows (in thousands):

	Successor
	June 30, 2011	December 31, 2010
FICO Score less than 540	$1,704,407	$1,328,011
FICO Score 540 to 599	3,793,989	3,395,736
FICO Score 600 to 659	2,672,276	2,757,771
FICO Score greater than 660	938,741	1,166,383

Balance at end of period	$9,109,413	$8,647,901

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	June 30, 2011		June 30, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$397,792	4.4%	$542,655	6.2%
Greater-than-60 days	157,845	1.7	230,780	2.7

	555,637	6.1	773,435	8.9
In repossession	23,387	0.3	31,457	0.4

	$579,024	6.4%	$804,892	9.3%

NOTE 4 – LEASED VEHICLES

Leased vehicles were as follows (in thousands):

	Successor
	June 30, 2011	December 31, 2010
Lease vehicle inventory	$536,917	$51,515
Manufacturer incentives	(68,377)

	468,540	51,515
Less accumulated depreciation	(28,742)	(3,886)
Less purchase accounting discount	(368)	(849)

	$439,430	$46,780

A summary of our leased vehicles is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Balance at beginning of period	$331,596	$51,515	$221,467	$231,515
Leased vehicles purchased	162,064	499,431
Lease vehicles returned - end of term	(5,829)	(13,647)	(30,287)	(39,553)
Lease vehicles returned - default	(166)	(382)	(880)	(1,662)
Manufacturer incentives	(19,125)	(68,377)

Balance at end of period	$468,540	$468,540	$190,300	$190,300

Our subsidiary, FinanciaLinx, originates leases that are recorded as operating leases on our consolidated balance sheets. Additionally, FinanciaLinx originates and sells leases to a third party with servicing retained. As of June 30, 2011, FinanciaLinx was servicing $1.2 billion of leased vehicles for this third-party, substantially all of which were originated by FinanciaLinx prior to our acquisition of FinanciaLinx.

NOTE 5 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Receivables securitized	$2,068,978	$2,917,788	$640,004	$1,567,762
Net proceeds from securitization	1,950,000	2,750,000	600,000	1,400,000
Servicing fees (a)	48,985	97,909	45,861	94,173
Distributions	291,088	434,256	181,829	294,526

(a)	Cash flows received for servicing securitizations consolidated as VIE’s are included in finance charge income on the consolidated statements of income and comprehensive income.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of June 30, 2011 and December 31, 2010, respectively, we were servicing $7.9 billion and $7.2 billion of finance receivables that have been transferred to securitization Trusts.

NOTE 6 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	Successor
	June 30, 2011	December 31, 2010
Medium term note facility	$385,081	$490,126
Wachovia funding facilities	37,675	63,670
Syndicated warehouse facility		278,006

	$422,756	$831,802

Further detail regarding terms and availability of the credit facilities as of June 30, 2011, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (f)	Restricted Cash Pledged (g)
Syndicated warehouse facility (a)	$2,000,000			$300
Lease warehouse facility – U.S. (b)	600,000
GM revolving credit facility (c)	300,000
Medium term note facility (d)		$385,081	$421,828	83,683
Wachovia funding facilities (e)		37,675

		$422,756	$421,828	$83,983

(a)	In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	In January 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2017 when any remaining amount outstanding will be due and payable.
(c)	On March 31, 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 30, 2011.
(d)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(e)	Advances under the Wachovia funding facilities are currently secured by $39.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. These facilities are amortizing in accordance with the underlying securitization transaction.
(f)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facility are collateralized by leasing related assets.
(g)	These amounts do not include cash collected on finance receivables pledged of $25.4 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

In July 2011, our subsidiary, GM Financial Canada Leasing Ltd. (“GM Financial Canada Leasing”), established a revolving warehouse credit facility under which GM Financial Canada Leasing may borrow up to C$600 million, which is collateralized by certain automobile lease agreements and the related leased vehicles originated by FinanciaLinx. The commitment termination date is July 13, 2012.

Our syndicated warehouse, lease warehouse and medium term note facilities are either administered by agents on behalf of institutionally managed commercial paper or medium term note conduits or funded directly by the lenders. Under these funding agreements, we transfer finance receivables or leasing related assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. In the syndicated warehouse and the medium term note facilities we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2011, we were in compliance with all covenants in our credit facilities.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the three months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.67%	$346,493	$826,859
Lease warehouse facility – U.S.	1.58%	78,656	182,749

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the six months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.66%	$352,466	$826,859
Lease warehouse facility – U.S.	1.60%	48,453	182,749

Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $9.7 million and $0.1 million as of June 30, 2011 and December 31, 2010, respectively, are included in other assets.

NOTE 7 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. In connection with the Merger, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. At June 30, 2011, unamortized purchase accounting premium of $64.6 million is included in securitization notes payable. Debt issuance costs of $13.5 million and $3.8 million, as of June 30, 2011 and December 31, 2010, respectively, which are included in other assets, are amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable as of June 30, 2011, consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance at June 30, 2011
2006-R-M	January 2014	$1,200,000	5.4%	$121,121	$109,718
2007-A-X	October 2013	1,200,000	5.2%	155,691	143,128
2007-B-F	December 2013	1,500,000	5.2%	234,961	216,577
2007-1	March 2016	1,000,000	5.4%	129,596	132,390
2007-C-M	April 2014	1,500,000	5.5%	292,915	269,736
2007-D-F	June 2014	1,000,000	5.5%	216,058	198,669
2007-2-M (APART)	March 2016	1,000,000	5.3%	202,479	197,013
2008-A-F	October 2014	750,000	6.0%	251,080	200,978
2008-1 (a)	January 2015	500,000	8.7%	211,461	32,913
2008-2	April 2015	500,000	10.5%	224,883	76,871
2009-1	January 2016	725,000	7.5%	418,844	288,980
2009-1 (APART)	July 2017	227,493	2.7%	135,034	99,919
2010-1	July 2017	600,000	3.7%	403,354	334,191
2010-A	July 2017	200,000	3.1%	156,492	125,142
2010-2	June 2016	600,000	3.8%	414,677	376,657
2010-B	November 2017	200,000	2.2%	179,993	144,702
2010-3	January 2018	850,000	2.5%	762,097	652,352
2010-4	November 2016	700,000	2.5%	577,142	525,611
2011-1	February 2017	800,000	2.5%	754,455	697,350
2011-2	May 2017	950,000	2.6%	933,276	891,203
2011-3	July 2017	1,000,000	2.4%	1,031,218	999,905
BV2005-LJ-2 (b)(d)	February 2014	185,596	4.6%	4,397	3,218
BV2005-3 (b)	June 2014	220,107	5.1%	8,267	8,781
LB2006-B (b)	September 2013	500,000	5.2%	35,550	36,424
LB2007-A	January 2014	486,000	5.0%	55,911	53,628

		$18,394,196		$7,910,952	$6,816,056

Purchase accounting premium					64,625

Total					$6,880,681

(a)	Note balance does not include $39.4 million of asset-backed securities pledged to the Wachovia funding facilities.
(b)	Transactions relate to securitization Trusts acquired by us.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
(d)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of June 30, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 8 – SENIOR NOTES

In June 2011, we issued $500 million of 6.75% senior notes which are due in June 2018 with interest payable semiannually. On July 1, 2011, proceeds of $71 million from this offering were used to redeem all of the outstanding 8.50% senior notes due in 2015. The remaining proceeds are available for general corporate purposes. The 6.75% senior notes are guaranteed by AmeriCredit Financial Services, Inc., our principal operating subsidiary; none of our other subsidiaries are guarantors of the notes.

In connection with the issuance of the 6.75% senior notes, we entered into a registration rights agreement that requires us to file a shelf registration statement relating to the registration with the SEC of the 6.75% senior notes and the subsidiary guaranty. If the registration statement has not been declared effective by the SEC within 210 days from the original issuance of the notes or ceases to remain effective, we will be required to pay the 6.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 principal during the time that the registration statement is not effective.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	Successor
	June 30, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets

Interest rate swaps (a)	$792,060	$12,577	$1,227,305	$23,058
Interest rate caps (a)	1,271,249	9,275	946,353	7,899

Total assets	$2,063,309	$21,852	$2,173,658	$30,957

Liabilities

Interest rate swaps	$792,060	$23,720	$1,227,305	$46,797
Interest rate caps (b)	1,225,189	9,488	831,848	8,094
Foreign currency contracts (b)(c)	32,627	1,998	48,595	2,125

Total liabilities	$2,049,876	$35,206	$2,107,748	$57,016

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the period end rate.

Interest rate swap agreements designated as hedges had unrealized losses of $0.3 million and $0.4 million included in accumulated other comprehensive income as of June 30, 2011 and December 31, 2010, respectively. The ineffectiveness gain (loss) related to the interest rate swap agreements was $1.1 million and $0.2 million for the three and six months ended June 30, 2011 and $(0.2) million and $0.2 million for the three and six months ended June 30, 2010, respectively. We estimate approximately $0.3 million of unrealized losses included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $0.1 million and losses of $0.1 million for the three and six months ended June 30, 2011 and gains of $2.6 million and $6.6 million for the three and six months ended June 30 2010, included in interest expense on the consolidated statements of income and comprehensive income, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2011, and December 31, 2010, these restricted cash accounts totaled $37.1 million and $32.7 million, respectively, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	Income (Losses) Recognized In Income
	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Non-Designated hedges:
Interest rate contracts (a)	$241	$33	$2,683	$6,797
Foreign currency contracts (b)	314	127	1,318	1,598

Total	$555	$160	$4,001	$8,395

Designated hedges:
Interest rate contracts (a)	$1,126	$237	$(197)	$224

	Losses Recognized In Accumulated Other Comprehensive Income
	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Designated hedges:
Interest rate contracts	$(1,736)	$(852)	$(7,132)	$(16,625)

	Losses Reclassified From Accumulated Other Comprehensive Income Into Income
	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Designated hedges:
Interest rate contracts (a)	$(721)	$(999)	$(16,196)	$(35,433)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income recognized in income are included in operating expenses.

NOTE 10 – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and liabilities itemized below were measured at fair value on a recurring basis:

	Successor
	June 30, 2011 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds (i)(a)	$1,451,915			$1,451,915
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$9,275		9,275
Interest rate swaps (iii)			$12,577	12,577

Total assets	$1,451,915	$9,275	$12,577	$1,473,767

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (iii)			$23,720	$23,720
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$9,488		9,488
Foreign currency contracts (i)		1,998		1,998

Total liabilities	$	$11,486	$23,720	$35,206

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $198.7 million.

	Successor
	December 31, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds (i)(a)	$1,118,489			$1,118,489
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$7,899		7,899
Interest rate swaps (iii)			$23,058	23,058

Total assets	$1,118,489	$7,899	$23,058	$1,149,446

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (iii)			$46,797	$46,797
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$8,094		8,094
Foreign currency contracts (i)		2,125		2,125

Total liabilities	$	$10,219	$46,797	$57,016

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $166.5 million.

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

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 (Successor) (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at April 1, 2011	$17,713	$(33,767)
Total realized and unrealized gains
Included in earnings	138	1,126
Included in other comprehensive income		(1,736)
Settlements	(5,274)	10,657

Balance at June 30, 2011	$12,577	$(23,720)

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2011	$23,058	$(46,797)
Total realized and unrealized gains
Included in earnings	(53)	237
Included in other comprehensive income		(852)
Settlements	(10,428)	23,692

Balance at June 30, 2011	$12,577	$(23,720)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 (Predecessor) (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at April 1, 2010	$27,318	$(83,946)
Total realized and unrealized gains
Included in earnings	2,631	(197)
Included in other comprehensive income		(7,132)
Settlements	(3,755)	20,854

Balance at June 30, 2010	$26,194	$(70,421)

	Assets			Liabilities
	Interest Rate Swap Agreements	Investment in Money Market Fund		Interest Rate Swap Agreements
Balance at January 1, 2010	$26,637		$5,764	$(98,513)
Total realized and unrealized gains
Included in earnings	6,570		2,020	224
Included in other comprehensive income				(16,625)
Settlements	(7,013)		(7,784)	44,493

Balance at June 30, 2010	$26,194	$		$(70,421)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $569.8 million and $69.8 million as of June 30, 2011 and December 31, 2010, respectively. See guarantor consolidating financial statements in Note 16.

Limited Corporate Guarantees of Indebtedness

We guarantee the timely payment of interest and ultimate payment of principal on the Class B asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

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

On July 21, 2010, we entered into the Merger Agreement. The following litigation relates to the Merger:

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

The Hatfield Case and the Butler Case were consolidated for handling and the consolidated complaints were amended to seek damages. On January 7, 2011, the defendants filed a motion to dismiss the complaints, based on the court’s lack of subject matter jurisdiction over the consolidated case. On April 6, 2011, the Court entered an order granting the defendants’ motion and ordered that the consolidated case be dismissed with prejudice. On May 9, 2011, the plaintiffs filed a notice of appeal of the order of dismissal but on July 6, 2011 filed a motion to dismiss the appeal, which was granted by the Court of Appeals by order entered July 14, 2011. The dismissal of the consolidated case is now final.

NOTE 12 – INCOME TAXES

We had unrecognized tax benefits of $44.7 million and $127.6 million at June 30, 2011 and December 31, 2010, respectively. The decrease is primarily attributable to the re-measurement of an unrecognized tax benefit as a result of published guidance released by a taxing authority during the current quarter. This decrease in the unrecognized tax benefit resulted in a corresponding decrease in a deferred tax asset. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $24.3 million and $21.4 million at June 30, 2011 and December 31, 2010, respectively, which includes the federal benefit of state taxes.

At June 30, 2011, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $3.3 million to $19.5 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2011, accrued interest and penalties associated with uncertain tax positions were $18.9 million and $9.1 million, respectively. During the six months ended June 30, 2011, we released $0.6 million in potential interest and accrued an additional $0.4 million in potential penalties associated with uncertain tax positions.

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

In the event we recognize taxable income in any period beginning on or after October 1, 2010, we would be obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of June 30, 2011, we have recorded intercompany taxes payable to GM in the amount of $186.2 million, representing the tax effects of income earned subsequent to the Merger.

Our effective income tax rate was 33.5% and 38.5% for the three months ended June 30, 2011 and 2010, respectively. Our effective income tax rate was 36.9% and 36.7% for the six months ended June 30, 2011 and 2010, respectively.

NOTE 13 – EARNINGS PER SHARE – Predecessor

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net income	$85,550	$148,756

Basic weighted average shares	134,618,012	134,334,827

Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	5,169,396	5,173,351

Diluted weighted average shares	139,787,408	139,508,178

Earnings per share:
Basic	$0.64	$1.11

Diluted	$0.61	$1.07

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

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			Successor
			June 30, 2011		December 31, 2010
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$525,728	$525,728	$194,554	$194,554
Finance receivables, net	(b	)	8,587,015	8,768,318	8,197,324	8,185,854
Restricted cash – securitization notes payable	(a	)	937,162	937,162	926,082	926,082
Restricted cash – credit facilities	(a	)	109,386	109,386	131,438	131,438
Restricted cash – other	(a	)	78,318	78,318	32,920	32,920
Interest rate swap agreements	(d	)	12,577	12,577	23,058	23,058
Interest rate cap agreements purchased	(d	)	9,275	9,275	7,899	7,899
Financial liabilities:
Syndicated and lease warehouse facilities	(c	)			278,006	278,006
Medium term note facility and Wachovia funding facilities	(d	)	422,756	422,968	553,796	554,048
Securitization notes payable	(d	)	6,880,681	6,914,898	6,128,217	6,106,963
Senior notes	(d	)	569,870	576,301	70,054	71,472
Convertible senior notes	(d	)	1,447	1,447	1,446	1,447
Interest rate swap agreements	(d	)	23,720	23,720	46,797	46,797
Interest rate cap agreements sold	(d	)	9,488	9,488	8,094	8,094
Foreign currency contracts	(d	)	1,998	1,998	2,125	2,125

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of the finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.
(c)	The syndicated and lease warehouse facilities have variable rates of interest and maturities of approximately one year. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, medium term note facility and Wachovia funding facilities, securitization notes payable, senior notes, convertible senior notes and foreign currency contracts are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest costs (none capitalized)	$150,718	$209,531
Income taxes	2,138	161,402

We received $81.2 million in income tax refunds in the six months ended June 30, 2010.

We had a non-cash investing activity as the result of the receivable from the GM subvention program for the six months ended June 30, 2011 of $25.4 million.

NOTE 16 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal and interest on our senior notes and our convertible senior notes are guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The separate financial statements of the Subsidiary Guarantors are not included herein because the Subsidiary Guarantors are our wholly-owned consolidated subsidiaries and the applicable Subsidiary Guarantors are jointly, severally, fully and unconditionally liable for the obligations represented by the senior notes and convertible senior notes for which they provide guarantees. The 6.75% senior notes are only guaranteed by AmeriCredit Financial Services, Inc., our principal operating subsidiary and none of the other subsidiaries. We believe that the consolidating financial information for General Motors Financial Company, Inc., the combined Subsidiary Guarantors and the combined Non-Guarantor Subsidiaries provide information that is more meaningful in understanding the financial position of the Subsidiary Guarantors than separate financial statements of the Subsidiary Guarantors.

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

June 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$517,650	$8,078		$525,728
Finance receivables, net		714,679	7,872,336		8,587,015
Restricted cash - securitization notes payable			937,162		937,162
Restricted cash - credit facilities			109,386		109,386
Property and equipment, net	$220	46,573	17		46,810
Leased vehicles, net		78,763	360,667		439,430
Deferred income taxes	17,925	85,718	16,332		119,975
Goodwill	1,094,923	13,773			1,108,696
Intercompany subvention receivable	20,394	5,007	3		25,404
Other assets	9,899	131,736	43,932		185,567
Due from affiliates	751,190		2,147,651	$(2,898,841)
Investment in affiliates	2,654,671	4,583,672	774,708	(8,013,051)

Total assets	$4,549,222	$6,177,571	$12,270,272	$(10,911,892)	$12,085,173

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Credit facilities			$422,756		$422,756
Securitization notes payable			6,880,681		6,880,681
Senior notes	$569,870				569,870
Convertible senior notes	1,447				1,447
Accounts payable and accrued expenses	8,473	$139,462	55,426		203,361
Taxes payable	72,783	2,405	15		75,203
Intercompany taxes payable	186,155				186,155
Interest rate swap agreements			23,720		23,720
Other liabilities		11,486			11,486
Due to affiliates		2,942,009		$(2,942,009)

Total liabilities	838,728	3,095,362	7,382,598	(2,942,009)	8,374,679

Shareholder’s equity:
Common stock		421,717		(421,717)
Additional paid-in capital	3,459,970	79,102	1,340,930	(1,420,032)	3,459,970
Accumulated other comprehensive income	2,835	6,774	(168)	(6,606)	2,835
Retained earnings	247,689	2,574,616	3,546,912	(6,121,528)	247,689

Total shareholder’s equity	3,710,494	3,082,209	4,887,674	(7,969,883)	3,710,494

Total liabilities and shareholder’s equity	$4,549,222	$6,177,571	$12,270,272	$(10,911,892)	$12,085,173

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$187,452	$7,102		$194,554
Finance receivables, net		548,506	7,648,818		8,197,324
Restricted cash - securitization notes payable			926,082		926,082
Restricted cas - credit facilities			131,438		131,438
Property and equipment, net	$2,520	44,751	19		47,290
Leased vehicles, net		1,626	45,154		46,780
Deferred income taxes	126,593	49,333	(18,042)		157,884
Goodwill	1,094,923				1,094,923
Intercompany subvention receivable	8,149				8,149
Other assets	7,564	79,238	27,512		114,314
Due from affiliates	144,607		2,567,998	$(2,712,605)
Investment in affiliates	2,457,613	4,441,736	809,449	(7,708,798)

Total assets	$3,841,969	$5,352,642	$12,145,530	$(10,421,403)	$10,918,738

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Credit facilities			$831,802		$831,802
Securitization notes payable			6,128,217		6,128,217
Senior notes	$70,054				70,054
Convertible senior notes	1,446				1,446
Accounts payable and accrued expenses	42,393	$14,787	39,989		97,169
Taxes payable	155,754	4,953	5		160,712
Intercompany taxes payable	42,214				42,214
Interest rate swap agreements			46,797		46,797
Other liabilities		10,219			10,219
Due to affiliates		2,712,605		$(2,712,605)

Total liabilities	311,861	2,742,564	7,046,810	(2,712,605)	7,388,630

Shareholder’s equity:
Common stock		90,474		(90,474)
Additional paid-in capital	3,453,917	75,895	1,695,754	(1,771,649)	3,453,917
Accumulated other comprehensive income	1,558	54,787	(261)	(54,526)	1,558
Retained earnings	74,633	2,388,922	3,403,227	(5,792,149)	74,633

Total shareholder’s equity	3,530,108	2,610,078	5,098,720	(7,708,798)	3,530,108

Total liabilities and shareholder’s equity	$3,841,969	$5,352,642	$12,145,530	$(10,421,403)	$10,918,738

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

SUCCESSOR

Three Months Ended June 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$15,958	$274,958		$290,916
Other income	$14,319	104,076	145,360	$(224,786)	38,969
Equity in income of affiliates	100,511	92,600		(193,111)

	114,830	212,634	420,318	(417,897)	329,885

Costs and expenses
Operating expenses	5,731	24,345	55,303		85,379
Leased vehicles expenses		1,623	11,475		13,098
Provision for loan losses		52,198	(7,628)		44,570
Interest expense	15,592	89,363	162,648	(224,786)	42,817

	21,323	167,529	221,798	(224,786)	185,864

Income before income taxes	93,507	45,105	198,520	(193,111)	144,021
Income tax (benefit) provision	(2,311)	(55,406)	105,920		48,203

Net income	$95,818	$100,511	$92,600	$(193,111)	$95,818

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

SUCCESSOR

Six Months Ended June 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$14,749	$544,013		$558,762
Other income	$28,580	209,712	295,019	$(467,021)	66,290
Equity in income of affiliates	180,556	245,937		(426,493)

	209,136	470,398	839,032	(893,514)	625,052

Costs and expenses
Operating expenses	11,333	45,549	104,903		161,785
Leased vehicles expenses		1,871	19,711		21,582
Provision for loan losses		65,998	17,996		83,994
Interest expense	29,625	206,418	314,412	(467,021)	83,434

	40,958	319,836	457,022	(467,021)	350,795

Income before income taxes	168,178	150,562	382,010	(426,493)	274,257
Income tax (benefit) provision	(4,878)	(29,994)	136,073		101,201

Net income	$173,056	$180,556	$245,937	$(426,493)	$173,056

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

PREDECESSOR

Three Months Ended June 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$29,236	$309,295		$338,531
Other income	$10,079	136,736	219,988	$(343,661)	23,142
Equity in income of affiliates	90,846	125,421		(216,267)

	100,925	291,393	529,283	(559,928)	361,673

Costs and expenses
Operating expenses	6,221	4,235	57,848		68,304
Leased vehicles expenses		454	5,166		5,620
Provision for loan losses		57,309	(7,983)		49,326
Interest expense	11,556	153,858	276,977	(343,661)	98,730
Restructuring charges, net		534			534

	17,777	216,390	332,008	(343,661)	222,514

Income before income taxes	83,148	75,003	197,275	(216,267)	139,159
Income tax (benefit) provision	(2,402)	(15,843)	71,854		53,609

Net income	$85,550	$90,846	$125,421	$(216,267)	$85,550

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

PREDECESSOR

Six Months Ended June 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue
Finance charge income		$59,328	$619,095		$678,423
Other income	$17,873	247,423	428,005	$(648,946)	44,355
Equity in income of affiliates	157,605	221,702		(379,307)

	175,478	528,453	1,047,100	(1,028,253)	722,778

Costs and expenses
Operating expenses	10,401	25,171	107,947		143,519
Leased vehicles expenses		807	13,501		14,308
Provision for loan losses		104,005	19,904		123,909
Interest expense	22,043	277,649	554,568	(648,946)	205,314
Restructuring charges, net		754			754

	32,444	408,386	695,920	(648,946)	487,804

Income before income taxes	143,034	120,067	351,180	(379,307)	234,974
Income tax (benefit) provision	(5,722)	(37,538)	129,478		86,218

Net income	$148,756	$157,605	$221,702	$(379,307)	$148,756

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

Six Months Ended June 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$173,056	$180,556	$245,937		$(426,493)	$173,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,492	5,941	31,611			41,044
Accretion and amortization of loan fees			295	(8,209)			(7,914)
Amortization of finance receivables premium			30,573	96,349			126,922
Amortization of debt discount		(183)		(44,508)			(44,691)
Provision for loan losses			65,998	17,996			83,994
Deferred income taxes		106,212	(33,929)	(34,427)			37,856
Stock-based compensation expense		6,053					6,053
Other			10,167	(27,347)			(17,180)
Equity in income of affiliates		(180,556)	(245,937)			426,493
Changes in assets and liabilities:
Other assets		4,626	(10)	(3,479)			1,137
Accounts payable and accrued expenses		(33,920)	25,581	(882)			(9,221)
Taxes payable		(82,971)	(4,351)	9			(87,313)
Intercompany taxes payable		143,941					143,941
Sale of leases held for sale			24,907				24,907

Net cash provided by operating activities		139,750	59,791	273,050			472,591

Cash flows from investing activities:
Purchases of receivables			(2,453,086)	(2,103,027)		2,103,027	(2,453,086)
Principal collections and recoveries on receivables			5,709	1,874,467			1,880,176
Net proceeds from sale of receivables			2,103,027			(2,103,027)
Purchases of leased vehicles			(82,260)	(335,488)			(417,748)
Proceeds from termination of leased vehicles			897	20,164			21,061
Sales (purchases) of property and equipment		1,924	(5,432)				(3,508)
Acquisition of FinanciaLinx			(9,601)				(9,601)
FinanciaLinx cash on hand at acquisition			9,283				9,283
Change in restricted cash - securitization notes payable				(11,080)			(11,080)
Change in restricted cash - credit facilities				22,052			22,052
Change in other assets			(30,497)				(30,497)
Net change in investment in affiliates		(9,215)	268,941	9,530		(269,256)

Net cash used by investing activities		(7,291)	(193,019)	(523,382)		(269,256)	(992,948)

Cash flows from financing activities:
Borrowings on credit facilities				1,820,637			1,820,637
Payments on credit facilities				(2,228,119)			(2,228,119)
Issuance of securitization notes payable				2,750,000			2,750,000
Payments on securitization notes payable				(1,954,853)			(1,954,853)
Issuance of senior notes		500,000					500,000
Debt issuance costs		(7,622)	(314)	(26,799)			(34,735)
Net capital contribution to subsidiaries			83,061	(354,824)		271,763
Net change in due (to) from affiliates		(626,021)	380,868	245,266		(113)

Net cash (used) provided by financing activities		(133,643)	463,615	251,308		271,650	852,930

Net (decrease) increase in cash and cash equivalents		(1,184)	330,387	976		2,394	332,573
Effect of Canadian exchange rate changes on cash and cash equivalents		1,184	(189)			(2,394)	(1,399)
Cash and cash equivalents at beginning of period			187,452	7,102			194,554

Cash and cash equivalents at end of period	$		$517,650	$8,078	$		$525,728

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Six Months Ended June 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$148,756	$157,605	$221,702		$(379,307)	$148,756
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		689	3,682	31,027			35,398
Accretion and amortization of loan fees			1,708	(929)			779
Provision for loan losses			104,005	19,904			123,909
Deferred income taxes		88,543	123,545	(281,232)			(69,144)
Stock-based compensation expense		8,209					8,209
Non-cash interest charges on convertible debt		10,963					10,963
Other		(283)	(3,169)	(4,493)			(7,945)
Equity in income of affiliates		(157,605)	(221,702)			379,307
Changes in assets and liabilities:
Other assets		1,653	31,059	728			33,440
Accounts payable and accrued expenses		59,655	(28,875)	(3,333)			27,447
Taxes payable		12,279	(374)	1			11,906

Net cash provided (used) by operating activities		172,859	167,484	(16,625)			323,718

Cash flows from investing activities:
Purchases of receivables			(1,504,944)	(1,345,526)		1,345,526	(1,504,944)
Principal collections and recoveries on receivables			(4,251)	1,830,315			1,826,064
Net proceeds from sale of receivables			1,345,526			(1,345,526)
Purchases of property and equipment			(910)				(910)
Change in restricted cash - securitization notes payable				(79,943)			(79,943)
Change in restricted cash - credit facilities				(14,526)			(14,526)
Change in other assets			16,267	21,540			37,807
Net change in investment in affiliates		(2,380)	806,109	(162,595)		(641,134)

Net cash (used) provided by investing activities		(2,380)	657,797	249,265		(641,134)	263,548

Cash flows from financing activities:
Borrowings on credit facilities				150,005			150,005
Payments on credit facilities				(260,986)			(260,986)
Issuance of securitization notes payable				1,400,000			1,400,000
Payments on securitization notes payable				(1,883,434)			(1,883,434)
Debt issuance costs		292		(20,189)			(19,897)
Retirement of debt		(20,425)					(20,425)
Proceeds from issuance of common stock		8,856	(37,108)	(608,373)		645,481	8,856
Other net changes		884					884
Net change in due (to) from affiliates		(160,049)	(825,264)	991,500		(6,187)

Net cash used by financing activities		(170,442)	(862,372)	(231,477)		639,294	(624,997)

Net increase (decrease) in cash and cash equivalents		37	(37,091)	1,163		(1,840)	(37,731)
Effect of Canadian exchange rate changes on cash and cash equivalents		(37)	(1,443)			1,840	360
Cash and cash equivalents at beginning of period			313,673	5,971			319,644

Cash and cash equivalents at end of period	$		$275,139	$7,134	$		$282,273

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. Additionally, in December 2010, we began offering a lease product through GM franchised dealerships for consumers purchasing new GM vehicles. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

PRESENTATION AND ANALYSIS OF RESULTS

Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. (“GM Financial”).

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle.

The accompanying condensed consolidated statements of consolidated income and comprehensive income and cash flows are presented for four periods: three months and six months ended June 30, 2011 (Successor) and three months and six months ended June 30, 2010 (Predecessor), which relate to periods after and before the Merger with GM, respectively. Due to the change in basis resulting from the application of purchase accounting, the results of operations of the Predecessor and Successor are not comparable.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 (Successor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Successor
Three Months Ended June 30, 2011
Balance at beginning of period	$8,749,565
Loans purchased	1,349,222
Charge-offs	(129,810)
Principal collections and other	(859,564)

Balance at end of period	$9,109,413

Average finance receivables	$8,926,612

The average new loan size was $20,734 for the three months ended June 30, 2011. The average annual percentage rate for finance receivables purchased during the three months ended June 30, 2011 was 14.6%.

Leased Vehicles:

Leased vehicles were as follows (in thousands):

Successor
Three Months Ended June 30, 2011
Balance at beginning of period	$331,596
Leased vehicles purchased	162,064
Leased vehicles returned - end of term	(5,829)
Leased vehicles returned - default	(166)
Manufacturer incentives	(19,125)

Balance at end of period	$468,540

Average leased vehicles, net	$377,928

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Successor
Three Months Ended June 30, 2011
Finance charge income	$290,916
Other income	38,969
Interest expense	(42,817)

Net margin	$287,068

Net margin as a percentage of average finance receivables is as follows:

Successor
Three Months Ended June 30, 2011
Finance charge income	13.1%
Other income	1.7
Interest expense	(1.9)

Net margin as a percentage of average finance receivables	12.9%

Revenue:

Finance charge income was $290.9 million for the three months ended June 30, 2011. The effective yield on our finance receivables was 13.1% for the three months ended June 30, 2011. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to amortization of finance receivables premium and finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Successor
Three Months Ended June 30, 2011
Leasing income	$21,668
Investment income	406
Late fees and other income	16,895

$38,969

Costs and Expenses:

Operating Expenses

Operating expenses were $85.4 million for the three months ended June 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 75.4% of total operating expenses for the three months ended June 30, 2011.

Operating expenses as an annualized percentage of average finance receivables were 3.8% for the three months ended June 30, 2011.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the three months ended June 30, 2011 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $44.6 million for the three months ended June 30, 2011. As an annualized percentage of average post-acquisition finance receivables, the provision for loan losses was 2.0% for the three months ended June 30, 2011.

Interest Expense

Interest expense was $42.8 million for the three months ended June 30, 2011. Interest expense was reduced by $21.4 million of amortization of the purchase accounting premium. Average debt outstanding was $7.5 billion for the three months ended June 30, 2011. Our effective rate of interest on our debt was 2.3% for the three months ended June 30, 2011.

Taxes

Our effective income tax rate was 33.5% for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 was impacted by adjustments to prior year tax positions.

Other Comprehensive Income:

Other comprehensive income consists of the following (in thousands):

Successor
Three Months Ended June 30, 2011
Unrealized losses on cash flow hedges	$(1,015)
Canadian currency translation adjustment	(27)
Income tax provision	372

$(670)

Cash Flow Hedges

Unrealized losses on cash flow hedges consists of the following (in thousands):

Successor
Three Months Ended June 30, 2011
Unrealized losses related to changes in fair value	$(1,736)
Reclassification of net unrealized losses into earnings	721

$(1,015)

Unrealized losses related to changes in fair value for the three months ended June 30, 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $27,000 for the three months ended June 30, 2011 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended June 30, 2011.

Three Months Ended June 30, 2010 (Predecessor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Predecessor
Three Months Ended June 30, 2010
Balance at beginning of period	$8,810,374
Loans purchased	906,097
Charge-offs	(198,569)
Principal collections and other	(784,384)

Balance at end of period	$8,733,518

Average finance receivables	$8,794,764

The average new loan size was $18,859 for the three months ended June 30, 2010. The average annual percentage rate for finance receivables purchased during the three months ended June 30, 2010 was 16.0%.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Predecessor
Three Months Ended June 30, 2010
Finance charge income	$338,531
Other income	23,142
Interest expense	(98,730)

Net margin	$262,943

Net margin as a percentage of average finance receivables is as follows:

Predecessor
Three Months Ended June 30, 2010
Finance charge income	15.4%
Other income	1.1
Interest expense	(4.5)

Net margin as a percentage of average finance receivables	12.0%

Revenue:

Finance charge income was $338.5 million for the three months ended June 30, 2010. The effective yield on our finance receivables was 15.4% for the three months ended June 30, 2010. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Predecessor
Three Months Ended June 30, 2010
Leasing income	$10,519
Investment income	12,029
Late fees and other income	594

$23,142

Costs and Expenses:

Operating Expenses

Operating expenses were $68.3 million for the three months ended June 30, 2010. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 77.0% of total operating expenses for the three months ended June 30, 2010.

Operating expenses as an annualized percentage of average finance receivables were 3.1% for the three months ended June 30, 2010.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended June 30, 2010 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $49.3 million for the three months ended June 30, 2010. As an annualized percentage of average finance receivables, the provision for loan losses was 2.2% for the three months ended June 30, 2010.

Interest Expense

Interest expense was $98.7 million for the three months ended June 30, 2010. Average debt outstanding was $7.3 billion for the three months ended June 30,

2010. Our effective rate of interest on our debt was 5.4% for the three months ended June 30, 2010.

Taxes

Our effective income tax rate was 38.5% for the three months ended June 30, 2010.

Other Comprehensive Income:

Other comprehensive income consists of the following (in thousands):

Predecessor
Three Months Ended June 30, 2010
Unrealized gains on cash flow hedges	$9,064
Canadian currency translation adjustment	(2,826)
Income tax provision	(2,137)

$4,101

Cash Flow Hedges

Unrealized gains on cash flow hedges consists of the following (in thousands):

Predecessor
Three Months Ended June 30, 2010
Unrealized losses related to changes in fair value	$(7,132)
Reclassification of net unrealized losses into earnings	16,196

$9,064

Unrealized losses related to changes in fair value for the three months ended June 30, 2010, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $2.8 million for the three months ended June 30, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended June 30, 2010.

Six Months Ended June 30, 2011 (Successor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Successor
Six Months Ended June 30, 2011
Balance at beginning of period	$8,647,901
Loans purchased	2,487,143
Charge-offs	(313,447)
Principal collections and other	(1,712,184)

Balance at end of period	$9,109,413

Average finance receivables	$8,797,154

The average new loan size was $20,071 for the six months ended June 30, 2011. The average annual percentage rate for finance receivables purchased during the six months ended June 30, 2011 was 14.9%.

Leased Vehicles:

Leased vehicles were as follows (in thousands):

Predecessor
Six Months Ended June 30, 2011
Balance at beginning of period	$51,515
Leased vehicles purchased	499,431
Leased vehicles returned - end of term	(13,647)
Leased vehicles returned - default	(382)
Manufacturer incentives	(68,377)

Balance at end of period	$468,540

Average leased vehicles, net	$243,105

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Successor
Six Months Ended June 30, 2011
Finance charge income	$558,762
Other income	66,290
Interest expense	(83,434)

Net margin	$541,618

Net margin as a percentage of average finance receivables is as follows:

Successor
Six Months Ended June 30, 2011
Finance charge income	12.8%
Other income	1.5
Interest expense	(1.9)

Net margin as a percentage of average finance receivables	12.4%

Revenue:

Finance charge income was $558.8 million for the six months ended June 30, 2011. The effective yield on our finance receivables was 12.8% for the six months ended June 30, 2011. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to amortization of finance receivables premium and finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Successor
Six Months Ended June 30, 2011
Leasing income	$33,735
Investment income	864
Late fees and other income	31,691

$66,290

Costs and Expenses:

Operating Expenses

Operating expenses were $161.8 million for the six months ended June 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 74.7% of total operating expenses for the six months ended June 30, 2011.

Operating expenses as an annualized percentage of average finance receivables were 3.7% for the six months ended June 30, 2011.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the six months ended June 30, 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $84.0 million for the six months ended June 30, 2011. As an annualized percentage of average post-acquisition finance receivables, the provision for loan losses was 1.9% for the six months ended June 30, 2011.

Interest Expense

Interest expense was $83.4 million for the six months ended June 30, 2011. Interest expense was reduced by $44.2 million of amortization of the purchase accounting premium. Average debt outstanding was $7.3 billion for the six months ended June 30, 2011. Our effective rate of interest on our debt was 2.3% for the six months ended June 30, 2011.

Taxes

Our effective income tax rate was 36.9% for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2011 was impacted by adjustments to prior year tax positions.

Other Comprehensive Income:

Other comprehensive income consists of the following (in thousands):

Successor
Six Months Ended June 30, 2011
Unrealized gains on cash flow hedges	$147
Canadian currency translation adjustment	1,184
Income tax provision	(54)

$1,277

Cash Flow Hedges

Unrealized gains on cash flow hedges consists of the following (in thousands):

Successor
Six Months Ended June 30, 2011
Unrealized losses related to changes in fair value	$(852)
Reclassification of net unrealized losses into earnings	999

$147

Unrealized losses related to changes in fair value for the six months ended June 30, 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes.

The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.2 million for the six months ended June 30, 2011 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended June 30, 2011.

Six Months Ended June 30, 2010 (Predecessor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Predecessor
Six Months Ended June 30, 2010
Balance at beginning of period	$9,304,976
Loans purchased	1,529,952
Charge-offs	(512,721)
Principal collections and other	(1,588,689)

Balance at end of period	$8,733,518

Average finance receivables	$8,918,215

The average new loan size was $18,461 for the six months ended June 30, 2010. The average annual percentage rate for finance receivables purchased during the six months ended June 30, 2010 was 16.4%.

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Predecessor
Six Months Ended June 30, 2010
Finance charge income	$678,423
Other income	44,355
Interest expense	(205,314)

Net margin	$517,464

Net margin as a percentage of average finance receivables is as follows:

Predecessor
Six Months Ended June 30, 2010
Finance charge income	15.3%
Other income	1.0
Interest expense	(4.6)

Net margin as a percentage of average finance receivables	11.7%

Revenue:

Finance charge income was $678.4 million for the six months ended June 30, 2010. The effective yield on our finance receivables was 15.3% for the six months ended June 30, 2010. The effective yield represents finance charges and fees taken into earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our finance contracts due to finance receivables in nonaccrual status.

Other income consists of the following (in thousands):

Predecessor
Six Months Ended June 30, 2010
Leasing income	$21,545
Investment income	1,363
Late fees and other income	21,447

$44,355

Costs and Expenses:

Operating Expenses

Operating expenses were $143.5 million for the six months ended June 30, 2010. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 76.9% of total operating expenses for the six months ended June 30, 2010.

Operating expenses as an annualized percentage of average finance receivables were 3.2% for the six months ended June 30, 2010.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the six months ended June 30, 2010 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $123.9 million for the six months ended June 30, 2010. As an annualized percentage of average finance receivables, the provision for loan losses was 2.8% for the six months ended June 30, 2010.

Interest Expense

Interest expense was $205.3 million for the six months ended June 30, 2010. Average debt outstanding was $7.4 billion for the six months ended June 30,

2010. Our effective rate of interest on our debt was 5.6% for the six months ended June 30, 2010.

Taxes

Our effective income tax rate was 36.7% for the six months ended June 30, 2010.

Other Comprehensive Income:

Other comprehensive income consists of the following (in thousands):

Predecessor
Six Months Ended June 30, 2010
Unrealized gains on cash flow hedges	$18,808
Canadian currency translation adjustment	(38)
Income tax provision	(6,690)

$12,080

Cash Flow Hedges

Unrealized gains on cash flow hedges consists of the following (in thousands):

Predecessor
Six Months Ended June 30, 2010
Unrealized losses related to changes in fair value	$(16,625)
Reclassification of net unrealized losses into earnings	35,433

$18,808

Unrealized losses related to changes in fair value for the six months ended June 30, 2010, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $38,000 for the six months ended June 30, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended June 30, 2010.

CREDIT QUALITY

Finance Receivables

We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	Successor
	June 30, 2011	December 31, 2010
Pre-acquisition finance receivables	$5,886,828	$7,724,188
Finance receivables premium	109,206	423,556
Non-accretable pre-acquisition discount	(524,077)	(847,781)
Post-acquisition finance receivables	3,222,584	923,713
Allowance for loan losses	(107,526)	(26,352)

Receivables, net	$8,587,015	$8,197,324

Number of outstanding contracts	727,698	757,148

Average carrying amount of outstanding contract (in dollars)	$12,518	$11,422

Allowance for loan losses as a percentage of post-acquisition receivables	3.3%	2.9%

Non-accretable pre-acquisition discount as a percentage of pre-acquisition receivables	8.9%	11.0%

Delinquency

The following is a summary of finance receivables that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	June 30, 2011		June 30, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$397,792	4.4%	$542,655	6.2%
Greater-than-60 days	157,845	1.7	230,780	2.7

	555,637	6.1	773,435	8.9
In repossession	23,387	0.3	31,457	0.4

	$579,024	6.4%	$804,892	9.3%

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

Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 4.9% and 5.8% for the three months ended June 30, 2011 and 2010, and 5.1% and 6.4% for the six months ended June 30, 2011 and 2010, respectively. Deferment levels have generally trended down since early calendar year 2009 as a result of the stabilization of economic conditions.

The following is a summary of deferrals as a percentage of receivables outstanding:

	Successor
	June 30, 2011	December 31, 2010
Never deferred	76.4%	71.9%

Deferred:
1-2 times	15.5	18.5
3-4 times	8.0	9.5
Greater than 4 times	0.1	0.1

Total deferred	23.6	28.1

Total	100.0%	100.0%

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

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Repossession charge-offs	$133,966	$325,221	$204,352	$528,685
Less: Recoveries	(75,550)	(174,351)	(99,304)	(245,063)
Mandatory charge-offs (a)	(4,156)	(11,774)	(5,783)	(15,964)

Net charge-offs	$54,260	$139,096	$99,265	$267,658

Net charge-offs as an annualized percentage of average receivables:	2.4%	3.2%	4.5%	6.1%

Recoveries as a percentage of gross repossession charge-offs:	56.4%	53.6%	48.6%	46.4%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

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

Leased Vehicles

We primarily provide funding for leased vehicles to prime quality customers, and, therefore, anticipate a corresponding low level of delinquencies and charge-offs.

At June 30, 2011, 99.8% of our leases were current with respect to payment status.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from securitization Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and issuance of senior notes and other debt securities. Our primary uses of cash are purchases of finance receivables and leased vehicles, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

We used cash of $2.5 billion and $1.5 billion for the purchase of finance receivables during the six months ended June 30, 2011 and 2010, respectively. We used cash of $0.4 billion for the purchase of leased vehicles during the six months ended June 30, 2011. These purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables and leased vehicles through securitization transactions.

Liquidity

Our available liquidity consists of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
Cash and cash equivalents	$525,728	$194,554
Borrowing capacity on unpledged eligible assets	675,044	272,257
Borrowing capacity on GM revolving credit facility	300,000	300,000

Total	$1,500,772	$766,811

The increase in our available liquidity at June 30, 2011 is a result of proceeds from the issuance of $500 million of senior notes as well as proceeds from the issuance of $2.75 billion of securitization notes payable during the six months ended June 30, 2011.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of June 30, 2011, credit facilities consists of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$2,000.0
Lease warehouse facility – U.S. (b)	600.0
GM revolving credit facility (c)	300.0
Medium term note facility (d)		$385,081
Wachovia funding facilities (e)		37,675

		$422,756

(a)	In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	In January 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2017 when any remaining amount outstanding will be due and payable.
(c)	On March 31, 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 30, 2011.
(d)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(e)	Advances under the Wachovia funding facilities are currently secured by $39.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. These facilities are amortizing in accordance with the underlying securitization transaction.

In July 2011, our subsidiary, GM Financial Canada Leasing Ltd. (“GM Financial Canada Leasing”), established a revolving warehouse credit facility under which GM Financial Canada Leasing may borrow up to C$600 million, which is collateralized by certain automobile lease agreements and the related leased vehicles originated by FinanciaLinx. The commitment termination date is July 13, 2012.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the three months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.67%	$346,493	$826,859
Lease warehouse facility – U.S.	1.58%	78,656	182,749

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the six months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.66%	$352,466	$826,859
Lease warehouse facility – U.S.	1.60%	48,453	182,749

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2011, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 76 securitization transactions through June 30, 2011, excluding securitization Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Balance at June 30, 2011
2006-R-M	May 2006	$1,200.0	$109.7
2007-A-X	January 2007	1,200.0	143.1
2007-B-F	April 2007	1,500.0	216.6
2007-1	May 2007	1,000.0	132.4
2007-C-M	July 2007	1,500.0	269.7
2007-D-F	September 2007	1,000.0	198.7
2007-2-M (APRART)	October 2007	1,000.0	197.0
2008-A-F	May 2008	750.0	201.0
2008-1 (a)	October 2008	500.0	32.9
2008-2	November 2008	500.0	76.9
2009-1	July 2009	725.0	289.0
2009-1 (APART)	October 2009	227.5	99.9
2010-1	February 2010	600.0	334.2
2010-A	March 2010	200.0	125.1
2010-2	May 2010	600.0	376.7
2010-B	August 2010	200.0	144.7
2010-3	September 2010	850.0	652.4
2010-4	November 2010	700.0	525.6
2011-1	January 2011	800.0	697.4
2011-2	April 2011	950.0	891.2
2011-3	June 2011	1,000.0	999.9
BV2005-LJ-2 (b)	July 2005	185.6	3.2
BV2005-3	December 2005	220.1	8.8
LB2006-B	September 2006	500.0	36.4
LB2007-A	March 2007	486.0	53.6

Total active securitizations		$18,394.2	$6,816.1

Purchase accounting premium			64.7

			$6,880.8

(a)	Note balance does not include $39.4 million of asset-backed securities pledged to the Wachovia funding facilities.
(b)	Note balance does not include $1.4 million of asset-backed securities repurchased and retained by us.

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

Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In June 2011, we closed a $1.0 billion senior subordinated securitization transaction, AMCAR 2011-3, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at rates we consider acceptable.

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

Certain cash flows related to securitization transactions were as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Initial credit enhancement deposits:
Restricted cash	$58,356	$31,355
Overcollateralization	167,788	167,762
Distributions	434,256	294,526

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

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured securitization Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for securitization Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of June 30, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

Recent Accounting Pronouncements

In April 2011, Accounting Standards Update (“ASU”) (“2011-02”), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring was issued effective for interim and annual periods beginning on or after June 15, 2011. ASU 2011-02 provides evaluation criteria for whether a restructuring constitutes a troubled debt restructuring. Additional disclosures around the nature and extent of modified finance receivables and their effect on the allowance for loan losses may be required under ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for finance receivables meeting the definition of a troubled debt restructuring in ASU 2011-02. The adoption of ASU 2011-02 will not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2011, ASU (“2011-04”) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued effective for interim and annual periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”), and improves consistency of disclosures relating to fair value. We are currently evaluating the impact that 2011-04 will have on our consolidated financial position, results of operations and cash flows.

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

FORWARD LOOKING STATEMENTS

The preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (the “Commission”) including our Transition Report on Form 10-KT for the six month period ended December 31, 2010. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 21, 2010, we entered into the Merger Agreement. The following litigation relates to the Merger:

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

The Hatfield Case and the Butler Case were consolidated for handling and the consolidated complaints were amended to seek damages. On January 7, 2011, the defendants filed a motion to dismiss the complaints, based on the court’s lack of subject matter jurisdiction over the consolidated case. On April 6, 2011, the Court entered an order granting the defendants’ motion and ordered that the consolidated case be dismissed with prejudice. On May 9, 2011, the plaintiffs filed a notice of appeal of the order of dismissal but on July 6, 2011 filed a motion to dismiss the appeal, which was granted by the Court of Appeals by order entered July 14, 2011. The dismissal of the consolidated case is now final.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Transition Report on Form 10-KT for the six month period ended December 31, 2010, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. The risks described in our Transition Report on Form 10-KT are not the only risks facing us.

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

General Motors Financial Company, Inc.
(Registrant)

Date: August 5, 2011	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer