Form 10-Q
period 2011-09-30
General Motors Financial Company, Inc.
filed 2011-11-09
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 9, 2011, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, Dollars in Thousands)

	Successor
	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$307,215	$194,554
Finance receivables, net	8,917,970	8,197,324
Restricted cash – securitization notes payable	929,196	926,082
Restricted cash – credit facilities	124,979	131,438
Property and equipment, net	46,487	47,290
Leased vehicles, net	564,103	46,780
Deferred income taxes	119,017	157,884
Goodwill	1,107,684	1,094,923
Intercompany subvention receivable	23,603	8,149
Other assets	166,480	114,314

Total assets	$12,306,734	$10,918,738

Liabilities and Shareholder’s Equity
Liabilities:
Credit facilities	$552,871	$831,802
Securitization notes payable	6,901,572	6,128,217
Senior notes	500,000	70,054
Convertible senior notes	500	1,446
Accounts payable and accrued expenses	194,244	97,169
Taxes payable	83,231	160,712
Intercompany taxes payable	245,369	42,214
Interest rate swap agreements	16,050	46,797
Other liabilities	6,882	10,219

Total liabilities	8,500,719	7,388,630

Commitments and contingencies (Note 11)

Shareholder’s equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,463,502	3,453,917
Accumulated other comprehensive (loss) income	(13,983)	1,558
Retained earnings	356,496	74,633

Total shareholder’s equity	3,806,015	3,530,108

Total liabilities and shareholder’s equity	$12,306,734	$10,918,738

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited, Dollars in Thousands, Except Per Share Data)

	Successor				Predecessor
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2011				September 30, 2010
Revenue
Finance charge income	$348,285		$907,047		$342,349	$1,020,772
Other income	42,396		108,686		30,275	74,630

	390,681		1,015,733		372,624	1,095,402

Costs and expenses
Operating expenses	88,135		249,920		68,855	212,374
Leased vehicles expenses	17,864		39,446		6,539	20,847
Provision for loan losses	50,941		134,935		74,618	198,527
Interest expense	56,295		139,729		89,364	294,678
Acquisition expenses					42,651	42,651
Restructuring charges, net					(39)	715

	213,235		564,030		281,988	769,792

Income before income taxes	177,446		451,703		90,636	325,610
Income tax provision	68,639		169,840		39,336	125,554

Net income	108,807		281,863		51,300	200,056

Other comprehensive (loss) income
Unrealized (losses) gains on cash flow hedges	(185)		(38)		6,255	25,063
Foreign currency translation adjustment	(16,701)		(15,517)		2,055	2,017
Income tax benefit (provision)	68		14		(3,027)	(9,717)

Other comprehensive (loss) income	(16,818)		(15,541)		5,283	17,363

Comprehensive income	$91,989		$266,322		$56,583	$217,419

Earnings per share
Basic	(a	)	(a	)	$0.38	$1.49

Diluted	(a	)	(a	)	$0.37	$1.43

Weighted average shares
Basic	(a	)	(a	)	135,232,827	134,637,387

Diluted	(a	)	(a	)	140,302,755	139,776,263

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in Thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$281,863	$200,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,397	50,047
Accretion and amortization of loan and leasing fees	(14,910)	(163)
Amortization of accretable yield	143,775
Amortization of purchase accounting premium	(57,698)
Provision for loan losses	134,935	198,527
Deferred income taxes	41,159	(68,692)
Stock-based compensation expense	9,585	13,228
Non-cash interest charges on convertible debt		16,588
Other	(23,148)	(21,745)
Changes in assets and liabilities:
Other assets	27,743	49,813
Accounts payable and accrued expenses	(500)	17,490
Taxes payable	(79,518)	13,311
Intercompany taxes payable	203,155

Net cash provided by operating activities	738,838	468,460

Cash flows from investing activities:
Purchases of receivables	(3,793,696)	(2,445,707)
Principal collections and recoveries on receivables	2,816,607	2,709,871
Purchases of leased vehicles	(584,726)
Proceeds from termination of leased vehicles	32,017
Purchases of property and equipment	(5,858)	(1,222)
Acquisition of FinanciaLinx	(9,601)
FinanciaLinx cash on hand at acquisition	9,283
Change in restricted cash – securitization notes payable	(3,114)	(125,730)
Change in restricted cash – credit facilities	6,359	(6,269)
Change in other assets	(24,221)	78,000

Net cash (used) provided by investing activities	(1,556,950)	208,943

Cash flows from financing activities:
Borrowings on credit facilities	2,717,534	634,926
Payments on credit facilities	(2,991,574)	(813,937)
Issuance of securitization notes payable	3,650,000	2,450,000
Payments on securitization notes payable	(2,821,473)	(2,678,946)
Issuance of senior notes	500,000
Debt issuance costs	(44,968)	(27,583)
Retirement of debt	(75,164)	(20,425)
Cash settlement of share based awards		(16,062)
Proceeds from issuance of common stock		10,994
Other net changes		1,197

Net cash provided (used) by financing activities	934,355	(459,836)

Net increase in cash and cash equivalents	116,243	217,567
Effect of Canadian exchange rate changes on cash and cash equivalents	(3,582)	318
Cash and cash equivalents at beginning of period	194,554	319,644

Cash and cash equivalents at end of period	$307,215	$537,529

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

The accompanying condensed consolidated statements of income and comprehensive income and cash flows are presented for four periods: three and nine months ended September 30, 2011 (“Successor”) and three and nine months ended September 30, 2010 (“Predecessor”), which relate to periods after and before the Merger, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect a change in basis from the application of “purchase accounting” and have been prepared on the same basis as the audited financial statements as of and for the three month period ended December 31, 2010 included in our Transition Report on Form 10-KT for the six month period ended December 31, 2010.

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

The consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, are unaudited, and in management’s opinion include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by GAAP in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Transition Report on Form 10-KT filed on March 1, 2011.

The Merger has been accounted for under the purchase method of accounting, whereby the total purchase price of the transaction was allocated to our identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of net finance receivables, medium term note facility payable, Wachovia funding facility payable, securitization notes payable, deferred tax assets and uncertain tax positions, as well as new identifiable intangible assets.

Correction of Statement of Cash Flows

We corrected the presentation of borrowings on (payments on) credit facilities for the nine months ended September 30, 2010. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification (“ASC”) 230. The correction had no effect on net cash used in financing activities, the net increase in cash and cash equivalents or end of period cash and cash equivalents.

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

The following disclosure presents the corrected amounts reflected in our consolidated balance sheet at December 31, 2010 (in thousands):

	Successor
	December 31, 2010
	Goodwill	Deferred Income Taxes
As reported:	$1,112,284	$140,523
As corrected:	1,094,923	157,884

Related Party Transactions

We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentived rates and structures on these loan and lease finance products under a subvention program with GM. At September 30, 2011 and December 31, 2010, we have an intercompany subvention receivable from GM in the amount of $23.6 million and $8.1 million, respectively, representing payments due from GM under the subvention program. As presented in Note 6—“Credit Facilities”, we have a $300 million revolving credit facility with GM. During the nine months ended September 30, 2011, we had borrowings and repayments of $200 million on the facility.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU (“2011-02”), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which became effective for us during the period ended September 30, 2011. 2011-02 provides evaluation criteria for whether a restructuring constitutes a troubled debt restructuring. 2011-02 is intended to assist creditors in determining whether a modification of the terms of a loan meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). We have concluded that a loan that is deferred more than two times (generally covering more than four monthly installment payments) would be considered significantly delayed and therefore meet the definition of a concession. We have concluded that a loan with multiple deferrals would also represent a debtor experiencing financial difficulties and therefore the deferments would be considered troubled debt restructurings and the loan impaired under the guidance of 2011-02. Accounts in Chapter 13 bankruptcy would also be considered troubled debt restructurings. As a result of adopting 2011-02, we assessed all restructurings that occurred on or after October 1, 2010, in the post-acquisition portfolio to identify any that qualified as troubled debt restructurings. The pre-acquisition portfolio is excluded from the provisions of 2011-02 since expected future credit losses were recognized on that portfolio at the date of purchase. As of September 30, 2011, there are no loans in the post-acquisition portfolio that have been deferred more than two times and therefore no loans meet the definition of a troubled debt restructuring. The adoption of 2011-02 has not had a material impact on our consolidated financial position, results of operations and cash flows.

In May 2011, ASU (“2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued effective for interim and annual periods beginning on or after December 15, 2011. The adoption of 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (“IFRSs”), and improves consistency of disclosures relating to fair value. We are currently evaluating the impact that 2011-04 will have on our consolidated financial position, results of operations and cash flows.

In June 2011, ASU (“2011-05”), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The adoption of 2011-05 will not have an impact on our consolidated financial position, results of operations and cash flows.

In September 2011, ASU (“2011-08”), Testing Goodwill for Impairment, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. We will adopt ASU 2011-08 effective October 1, 2011. We are currently evaluating the impact that 2011-08 will have on our consolidated financial position, results of operations and cash flows.

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

NOTE 3 – FINANCE RECEIVABLES

Finance receivables consist of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010
Pre-acquisition finance receivables	$5,076,311	$7,724,188
Post-acquisition finance receivables	4,361,893	923,713

	9,438,204	8,647,901
Add accretable yield:
Pre-acquisition finance receivables	83,006	423,556
Less non-accretable pre-acquisition discount:
Pre-acquisition finance receivables	(451,918)	(847,781)
Less allowance for loan losses:
Post-acquisition finance receivables	(151,322)	(26,352)

	$8,917,970	$8,197,324

A summary of our finance receivables is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Balance at beginning of period	$9,109,412	$8,647,901	$8,733,518	$9,304,976
Loans purchased	1,358,115	3,845,258	959,004	2,488,956
Charge-offs	(153,330)	(466,777)	(217,520)	(730,241)
Principal collections and other	(875,993)	(2,588,178)	(799,427)	(2,388,116)

Balance at end of period	$9,438,204	$9,438,204	$8,675,575	$8,675,575

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $447.8 million and $491.4 million of finance receivables as of September 30, 2011 and December 31, 2010, respectively.

Finance contracts are purchased by us from dealers without recourse, and accordingly, the dealer generally has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We record the amortization of participation fees and accretion of acquisition fees to finance charge income using the effective interest method.

We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During the nine months ended September 30, 2011, as a result of improvements in the credit performance of the pre-acquisition portfolio, we estimated that the non-accretable pre-acquisition discount exceeded expected future credit losses by $196.8 million, and we transferred this excess non-accretable pre-acquisition discount as an offset to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.

A summary of the accretable yield is as follows (in thousands):

	Successor
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$109,206	$423,556
Amortization of accretable yield	(16,853)	(143,775)
Transfer from non-accretable pre-acquisition discount	(9,347)	(196,775)

Balance at end of period	$83,006	$83,006

A summary of the non-accretable pre-acquisition discount is as follows (in thousands):

	Successor
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$524,077	$847,781
Charge-offs	(133,084)	(437,984)
Recoveries	70,272	238,896
Transfer to accretable yield	(9,347)	(196,775)

Balance at end of period	$451,918	$451,918

A summary of the allowance for post-acquisition loan losses (Successor) and allowance for loan losses (Predecessor) is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Balance at beginning of period	$107,526	$26,352	$573,310	$717,059
Provision for loan losses	50,941	134,935	74,618	198,527
Charge-offs	(20,246)	(28,793)	(217,520)	(730,241)
Recoveries	13,101	18,828	98,081	343,144

Balance at end of period	$151,322	$151,322	$528,489	$528,489

Credit Risk

A summary of the credit risk profile by FICO score band of the finance receivables, determined at origination, is as follows (in thousands):

	Successor
	September 30, 2011	December 31, 2010
FICO Score less than 540	$1,929,892	$1,328,011
FICO Score 540 to 599	4,008,254	3,395,736
FICO Score 600 to 659	2,657,582	2,757,771
FICO Score greater than 660	842,476	1,166,383

Balance at end of period	$9,438,204	$8,647,901

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of finance receivables that are (a) more than 30 days delinquent, but not yet in repossession, and (b) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	September 30, 2011		September 30, 2010
	Amount	Percent of Finance Receivables	Amount	Percent of Finance Receivables
Delinquent contracts:
31 to 60 days	$441,069	4.7%	$535,827	6.2%
Greater-than-60 days	164,357	1.7	215,583	2.5

	605,426	6.4	751,410	8.7
In repossession	34,230	0.4	43,519	0.5

	$639,656	6.8%	$794,929	9.2%

NOTE 4 – LEASED VEHICLES

Leased vehicles were as follows (in thousands):

	Successor
	September 30, 2011	December 31, 2010
Leased vehicles	$701,048	$51,515
Manufacturer incentives	(87,680)

	613,368	51,515
Less accumulated depreciation	(49,021)	(3,886)
Less purchase accounting discount	(244)	(849)

	$564,103	$46,780

A summary of our leased vehicles is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Balance at beginning of period	$468,540	$51,515	$190,300	$231,515
Leased vehicles purchased	188,706	688,137
Lease vehicles returned - end of term	(8,928)	(22,575)	(75,986)	(115,539)
Lease vehicles returned - default	(196)	(578)	(850)	(2,512)
Manufacturer incentives	(19,303)	(87,680)
Foreign currency translation adjustment	(15,451)	(15,451)

Balance at end of period	$613,368	$613,368	$113,464	$113,464

Our subsidiary, FinanciaLinx, originates leases that are recorded as operating leases on our consolidated balance sheets. Additionally, FinanciaLinx originates and sells leases to a third party with servicing retained. As of September 30, 2011, FinanciaLinx was servicing $1.0 billion of leased vehicles for this third-party, substantially all of which were originated prior to our acquisition of FinanciaLinx.

NOTE 5 – SECURITIZATIONS

A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Receivables securitized	$954,915	$3,872,703	$1,164,267	$2,732,029
Net proceeds from securitization	900,000	3,650,000	1,050,000	2,450,000
Servicing fees (a)	49,676	147,585	43,663	137,836
Distributions from Trusts	202,647	636,903	110,930	405,456

(a)	Cash flows received for the servicing of securitizations consolidated as VIE’s are a component of finance charge income on the consolidated statements of income and comprehensive income.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of September 30, 2011 and December 31, 2010, respectively, we were servicing $7.9 billion and $7.2 billion of finance receivables that have been transferred to the Trusts.

NOTE 6 – CREDIT FACILITIES

Amounts outstanding under our credit facilities are as follows (in thousands):

	Successor
	September 30, 2011	December 31, 2010
Medium term note facility	$336,796	$490,126
Syndicated warehouse facility	117,436	278,006
Wachovia funding facility	26,100	63,670
Lease warehouse facility – Canada	72,539

	$552,871	$831,802

Further detail regarding terms and availability of the credit facilities as of September 30, 2011, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (g)	Restricted Cash Pledged (h)
Syndicated warehouse facility (a)	$2,000,000	$117,436	$145,867	$2,985
Lease warehouse facility – U.S. (b)	600,000
Lease warehouse facility – Canada (c)	575,788	72,539	100,843	533
GM revolving credit facility (d)	300,000
Medium term note facility (e)		336,796	368,301	83,683
Wachovia funding facility (f)		26,100

		$552,871	$615,011	$87,201

(a)	In May 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	In January 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2017 when any remaining amount outstanding will be due and payable.
(c)	In July 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2018 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million, advances outstanding of C$75.6 million, assets pledged of C$105.1 million and restricted cash pledged of C$0.6 million at September 30, 2011.
(d)	On September 30, 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 30, 2012.
(e)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(f)	Advances under the Wachovia funding facility are currently secured by $27.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. This facility is amortizing in accordance with the underlying securitization transaction.
(g)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facilities are collateralized by leasing related assets.
(h)	These amounts do not include cash collected on finance receivables and leasing related assets pledged of $37.8 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse, lease warehouse and medium term note facilities are either administered by agents on behalf of institutionally managed commercial paper or medium term note conduits or funded directly by the lenders. Under these funding agreements, we transfer finance receivables or leasing related assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”), Canadian Dollar Offered Rate (“CDOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. In the syndicated warehouse, Canadian lease warehouse and the medium term note facilities we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2011, we were in compliance with all covenants in our credit facilities.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and Canadian lease warehouse facilities during the three months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.41%	$346,485	$817,845
Lease warehouse facility – Canada (a)	2.99%	17,346	72,539

(a)	Average amount outstanding and maximum amount outstanding represents C$18.1 million and C$75.6 million, respectively.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the nine months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.58%	$350,450	$826,859
Lease warehouse facility – U.S.	1.60%	32,125	182,749
Lease warehouse facility – Canada (a)	2.99%	5,846	72,539

(a)	Average amount outstanding and maximum amount outstanding represents C$6.1 million and C$75.6 million, respectively.

Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $11.2 million and $0.1 million as of September 30, 2011 and December 31, 2010, respectively, are included in other assets.

NOTE 7 – SECURITIZATION NOTES PAYABLE

Securitization notes payable represents debt issued by us in securitization transactions. In connection with the Merger, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. At September 30, 2011, unamortized purchase accounting premium of $52.1 million is included in securitization notes payable. Debt issuance costs of $14.9 million and $3.8 million, as of September 30, 2011 and December 31, 2010, respectively, which are included in other assets, are amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable as of September 30, 2011, consists of the following (dollars in thousands):

Transaction	Maturity Date (c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance At September 30, 2011
2006-R-M	January 2014	$1,200,000	5.4%	$93,161	$84,928
2007-A-X	October 2013	1,200,000	5.2%	126,713	117,052
2007-B-F	December 2013	1,500,000	5.2%	193,084	178,925
2007-1 (APART)	March 2016	1,000,000	5.4%	106,152	107,796
2007-C-M	April 2014	1,500,000	5.5%	246,051	227,885
2007-D-F	June 2014	1,000,000	5.5%	183,474	169,591
2007-2-M (APART)	March 2016	1,000,000	5.3%	170,307	166,303
2008-A-F	October 2014	750,000	6.0%	214,591	172,509
2008-1 (a)	January 2015	500,000	8.7%	181,925	13,255
2008-2	April 2015	500,000	10.5%	193,364	42,854
2009-1	January 2016	725,000	7.5%	364,355	254,531
2009-1 (APART)	July 2017	227,493	2.7%	115,664	86,280
2010-1	July 2017	600,000	3.7%	358,240	298,143
2010-A	July 2017	200,000	3.1%	139,484	111,037
2010-2	June 2016	600,000	3.8%	369,650	337,068
2010-B	November 2017	200,000	2.2%	162,707	131,087
2010-3	January 2018	850,000	2.5%	695,740	597,910
2010-4	November 2016	700,000	2.5%	516,785	472,457
2011-1	February 2017	800,000	2.5%	695,293	630,137
2011-2	May 2017	950,000	2.6%	851,215	790,082
2011-3	July 2017	1,000,000	2.4%	962,174	910,641
2011-4	January 2019	900,000	2.5%	927,813	899,952
BV2005-3 (b)	June 2014	220,107	5.1%	6,213	6,525
LB2007-A	January 2014	486,000	5.0%	44,820	42,475

		$18,608,600		$7,918,975	$6,849,423

Purchase accounting premium					52,149

Total					$6,901,572

(a)	Note balance does not include $27.4 million of asset-backed securities pledged to the Wachovia funding facility.
(b)	Transactions relate to Trusts acquired by us.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of September 30, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 8 – SENIOR NOTES

In June 2011, we issued $500 million of 6.75% senior notes which are due in June 2018 with interest payable semiannually. On July 1, 2011, proceeds of $71 million from this offering were used to redeem all of the outstanding 8.50% senior notes due in 2015. The 6.75% senior notes are guaranteed solely by AmeriCredit Financial Services, Inc., our principal operating subsidiary; none of our other subsidiaries are guarantors of the notes. See Note 16 — “Guarantor Consolidating Financial Statements” for further discussion.

In connection with the issuance of the 6.75% senior notes, we entered into a registration rights agreement that requires us to file a registration statement relating to the registration with the SEC of an exchange offer with respect to the 6.75% senior notes and the subsidiary guaranty. We filed our registration statement on September 12, 2011. If the registration statement has not been declared effective by the SEC within 210 days from the original issuance of the notes or ceases to remain effective, we will be required to pay the 6.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 principal during the time that the registration statement is not effective.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate caps, swaps and foreign currency exchange derivatives consist of the following (in thousands):

	Successor
	September 30, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets

Interest rate swaps (a)	$627,832	$8,660	$1,227,305	$23,058
Interest rate caps (a)	1,612,823	6,537	946,353	7,899

Total assets	$2,240,655	$15,197	$2,173,658	$30,957

Liabilities

Interest rate swaps	$627,832	$16,050	$1,227,305	$46,797
Interest rate caps (b)	1,566,657	6,882	831,848	8,094
Foreign currency exchange derivatives (b)(c)			48,595	2,125

Total liabilities	$2,194,489	$22,932	$2,107,748	$57,016

(a)	Included in other assets on the consolidated balance sheets.
(b)	Included in other liabilities on the consolidated balance sheets.
(c)	Notional has been translated from Canadian dollars to U.S. dollars at the period end rate.

Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates thereby hedging the variability in interest expense paid. Interest rate swap agreements designated as hedges had unrealized losses of $0.4 million and $0.4 million included in accumulated other comprehensive income as of September 30, 2011 and December 31, 2010, respectively. The ineffectiveness gain (loss) related to the interest rate swap agreements was $23,000 and $0.3 million for the three and nine months ended September 30, 2011 and $(0.1) million and $0.1 million for the three and nine months ended September 30, 2010, respectively. We estimate approximately $0.4 million of unrealized losses included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains of $1.0 million and $1.1 million for the three and nine months ended September 30, 2011 and gains of $5.4 million and $12.0 million for the three and nine months ended September 30 2010, included in interest expense on the consolidated statements of income and comprehensive income, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30, 2011, and December 31, 2010, these restricted cash accounts totaled $35.5 million and $32.7 million, respectively, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	Income (Losses) Recognized In Income
	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Non-Designated hedges:
Interest rate contracts (a)	$879	$912	$5,478	$12,275
Foreign currency exchange derivatives (b)	1,998	2,125	(383)	1,215

Total	$2,877	$3,037	$5,095	$13,490

Designated hedges:
Interest rate contracts (a)	$23	$260	$(85)	$139

	Losses Recognized In Accumulated Other Comprehensive Income
	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Designated hedges:
Interest rate contracts	$(1,078)	$(1,930)	$(8,218)	$(24,843)

	Losses Reclassified From Accumulated Other Comprehensive Income Into Income
	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Designated hedges:
Interest rate contracts (a)	$893	$1,892	$14,473	$49,906

(a)	Income (losses) recognized in earnings are included in interest expense.
(b)	Income (losses) recognized in earnings are included in operating expenses.

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

Assets and liabilities itemized below were measured at fair value on a recurring basis:

	Successor
	September 30, 2011 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds (i)(a)	$1,214,034			$1,214,034
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$6,537		6,537
Interest rate swaps (iii)			$8,660	8,660

Total assets	$1,214,034	$6,537	$8,660	$1,229,231

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (iii)			$16,050	$16,050
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$6,882		6,882

Total liabilities	$	$6,882	$16,050	$22,932

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $217.3 million.

	Successor
	December 31, 2010 (in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value

Assets
Money market funds (i)(a)	$1,118,489			$1,118,489
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$7,899		7,899
Interest rate swaps (iii)			$23,058	23,058

Total assets	$1,118,489	$7,899	$23,058	$1,149,446

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps (iii)			$46,797	$46,797
Derivatives not designated as hedging instruments:
Interest rate caps (i)		$8,094		8,094
Foreign currency exchange derivatives (i)		2,125		2,125

Total liabilities	$	$10,219	$46,797	$57,016

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $166.5 million.

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

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 (Successor) (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at July 1, 2011	$12,577	$(23,720)
Total realized and unrealized gains
Included in earnings	1,005	23
Included in other comprehensive income		(1,078)
Settlements	(4,922)	8,725

Balance at September 30, 2011	$8,660	$(16,050)

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2011	$23,058	$(46,797)
Total realized and unrealized gains
Included in earnings	1,058	260
Included in other comprehensive income		(1,930)
Settlements	(15,456)	32,417

Balance at September 30, 2011	$8,660	$(16,050)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 (Predecessor) (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at July 1, 2010	$26,194	$(70,421)
Total realized and unrealized gains
Included in earnings	5,417	(85)
Included in other comprehensive income		(8,218)
Settlements	(4,247)	17,829

Balance at September 30, 2010	$27,364	$(60,895)

	Assets			Liabilities
	Interest Rate Swap Agreements	Investment In Money Market Fund		Interest Rate Swap Agreements
Balance at January 1, 2010	$26,637		$5,764	$(98,513)
Total realized and unrealized gains
Included in earnings	11,987		2,020	139
Included in other comprehensive income				(24,843)
Settlements	(11,260)		(7,784)	62,322

Balance at September 30, 2010	$27,364	$		$(60,895)

Derivatives

The fair values of our interest rate caps and foreign currency exchange derivatives are valued based on quoted market prices received from bank counterparties and are classified as Level 2.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $500.5 million and $69.8 million as of September 30, 2011 and December 31, 2010, respectively. See guarantor consolidating financial statements in Note 16.

Limited Corporate Guarantees of Indebtedness

We guarantee the timely payment of interest and ultimate payment of principal on the Class B asset-backed securities issued in our AMCAR 2008-2 securitization transaction, up to a maximum of $50.0 million in the aggregate.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or former shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

NOTE 12 – INCOME TAXES

We had unrecognized tax benefits of $46.6 million and $127.6 million as of September 30, 2011 and December 31, 2010, respectively. The decrease is primarily attributable to the re-measurement of an unrecognized tax benefit as a result of published guidance released by a taxing authority. This decrease in the unrecognized tax benefit resulted in a corresponding decrease in a deferred tax asset. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $25.7 million and $21.4 million at September 30, 2011 and December 31, 2010, respectively, which includes the federal benefit of state taxes.

At September 30, 2011, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $3.3 million to $15.7 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2011, accrued interest and penalties associated with uncertain tax positions were $18.9 million and $9.1 million, respectively. During the nine months ended September 30, 2011, we accrued an additional $0.8 million in potential interest and an additional $0.6 million in potential penalties associated with uncertain tax positions.

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

For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of September 30, 2011, we have recorded intercompany taxes payable to GM in the amount of $245.4 million, representing the tax effects of income earned subsequent to the Merger.

Our effective income tax rate was 38.7% and 37.6% for the three and nine months ended September 30, 2011, respectively. Our effective income tax rate was 43.4% and 38.6% for the three and nine months ended September 30, 2010, respectively.

NOTE 13 – EARNINGS PER SHARE – Predecessor

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net income	$51,300	$200,056

Basic weighted average shares	135,232,827	134,637,387

Incremental shares resulting from assumed conversions:
Stock-based compensation and warrants	5,069,928	5,138,876

Diluted weighted average shares	140,302,755	139,776,263

Earnings per share:
Basic	$0.38	$1.49

Diluted	$0.37	$1.43

As a result of the Merger, our stock is no longer publicly traded and earnings per share is no longer required.

Basic earnings per share was computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share was computed by dividing net income by the weighted average shares and assumed incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants. The average market prices for the periods were used to determine the number of incremental shares. Options to purchase 0.4 million shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 because the option exercise price was greater than the average market price of the common shares. Warrants to purchase 18.8 million shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2010, because the exercise price was greater than the average market price of the common shares.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements, requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Disclosures about fair value of financial instruments exclude certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			Successor
			September 30, 2011		December 31, 2010
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$307,215	$307,215	$194,554	$194,554
Finance receivables, net	(b	)	8,917,970	9,115,628	8,197,324	8,185,854
Restricted cash – securitization notes payable	(a	)	929,196	929,196	926,082	926,082
Restricted cash – credit facilities	(a	)	124,979	124,979	131,438	131,438
Restricted cash – other	(a	)	69,970	69,970	32,920	32,920
Interest rate swap agreements	(d	)	8,660	8,660	23,058	23,058
Interest rate cap agreements purchased	(d	)	6,537	6,537	7,899	7,899
Financial liabilities:
Syndicated and lease warehouse facilities	(c	)	189,975	189,975	278,006	278,006
Medium term note facility and Wachovia funding facility	(d	)	362,896	363,033	553,796	554,048
Securitization notes payable	(d	)	6,901,572	6,927,832	6,128,217	6,106,963
Senior notes	(d	)	500,000	480,000	70,054	71,472
Convertible senior notes	(d	)	500	500	1,446	1,447
Interest rate swap agreements	(d	)	16,050	16,050	46,797	46,797
Interest rate cap agreements sold	(d	)	6,882	6,882	8,094	8,094
Foreign currency exchange derivatives	(d	)			2,125	2,125

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of the finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.
(c)	The syndicated and lease warehouse facilities have variable rates of interest and maturities of approximately one year. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, medium term note facility and Wachovia funding facility, securitization notes payable, senior notes, convertible senior notes and foreign currency exchange derivatives are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest costs (none capitalized)	$210,765	$300,021
Income taxes	4,526	190,306

We received $81.2 million in income tax refunds in the nine months ended September 30, 2010.

We had a non-cash investing activity as the result of the receivable from the GM subvention program for the nine months ended September 30, 2011 of $23.6 million.

NOTE 16 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

The payment of principal and interest on the 6.75% senior notes issued in June 2011 are currently guaranteed solely by AmeriCredit Financial Services, Inc. (the “Guarantor”), our principal operating subsidiary, and none of our other subsidiaries (the “Non-Guarantor Subsidiaries”). The separate financial statements of the Guarantor are not included herein because the Guarantor is a wholly-owned consolidated subsidiary and is jointly, severally, fully and unconditionally liable for the obligations represented by the senior notes. Some of our “Non-Guarantor Subsidiaries” had previously guaranteed the payment of principal and interest on our senior notes and convertible senior notes that were outstanding prior to the issuance of the 6.75% senior notes. These previously outstanding senior notes have been repaid in full and the amount of convertible senior notes that currently remain outstanding under the previous guarantor structure is immaterial. As a result, the following consolidating financial statements have been recast to reflect the current guarantor structure for the 6.75% senior notes.

The consolidating financial statements present consolidating financial data for (a) General Motors Financial Company, Inc. (on a parent only basis), (b) the Guarantor, (c) the combined Non-Guarantor Subsidiaries, (d) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (e) the parent company and our subsidiaries on a consolidated basis as of December 31, 2010, September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

September 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$262,754	$44,461		$307,215
Finance receivables, net		516,456	8,401,514		8,917,970
Restricted cash - securitization notes payable			929,196		929,196
Restricted cash - credit facilities			124,979		124,979
Property and equipment, net	$220	3,575	42,692		46,487
Leased vehicles, net			564,103		564,103
Deferred income taxes	23,158	57,112	38,747		119,017
Goodwill	1,094,923		12,761		1,107,684
Intercompany subvention receivable	17,392		6,211		23,603
Other assets	5,713	61,556	99,211		166,480
Due from affiliates	747,049		2,053,964	$(2,801,013)
Investment in affiliates	2,753,316	2,416,704		(5,170,020)

Total assets	$4,641,771	$3,318,157	$12,317,839	$(7,971,033)	$12,306,734

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Credit facilities			$552,871		$552,871
Securitization notes payable			6,901,572		6,901,572
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	13,448	$63,385	137,748		214,581
Taxes payable	76,439	5,086	(18,631)		62,894
Intercompany taxes payable	245,369				245,369
Interest rate swap agreements			16,050		16,050
Other liabilities		6,882			6,882
Due to affiliates		2,801,013		$(2,801,013)

Total liabilities	835,756	2,876,366	7,589,610	(2,801,013)	8,500,719

Shareholder’s equity:
Common stock			502,187	(502,187)
Additional paid-in capital	3,463,502	63,421	475,614	(539,035)	3,463,502
Accumulated other comprehensive (loss) income	(13,983)		(35,658)	35,658	(13,983)
Retained earnings	356,496	378,370	3,786,086	(4,164,456)	356,496

Total shareholder’s equity	3,806,015	441,791	4,728,229	(5,170,020)	3,806,015

Total liabilities and shareholder’s equity	$4,641,771	$3,318,157	$12,317,839	$(7,971,033)	$12,306,734

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
ASSETS

Cash and cash equivalents		$185,004	$9,550		$194,554
Finance receivables, net		494,334	7,702,990		8,197,324
Restricted cash - securitization notes payable			926,082		926,082
Restricted cash - credit facilities			131,438		131,438
Property and equipment, net	$2,520	2,603	42,167		47,290
Leased vehicles, net			46,780		46,780
Deferred income taxes	126,593	48,730	(17,439)		157,884
Goodwill	1,094,923				1,094,923
Intercompany subvention receivable	8,149				8,149
Other assets	7,564	71,826	34,924		114,314
Due from affiliates	144,607		2,485,296	$(2,629,903)
Investment in affiliates	2,457,613	2,012,723		(4,470,336)

Total assets	$3,841,969	$2,815,220	$11,361,788	$(7,100,239)	$10,918,738

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Credit facilities			$831,802		$831,802
Securitization notes payable			6,128,217		6,128,217
Senior notes	$70,054				70,054
Convertible senior notes	1,446				1,446
Accounts payable and accrued expenses	42,393	$11,795	42,981		97,169
Taxes payable	155,754	5,006	(48)		160,712
Intercompany taxes payable	42,214				42,214
Interest rate swap agreements			46,797		46,797
Other liabilities		10,219			10,219
Due to affiliates		2,629,903		$(2,629,903)

Total liabilities	311,861	2,656,923	7,049,749	(2,629,903)	7,388,630

Shareholder’s equity:
Common stock			90,474	(90,474)
Additional paid-in capital	3,453,917	63,421	723,616	(787,037)	3,453,917
Accumulated other comprehensive income	1,558		35,135	(35,135)	1,558
Retained earnings	74,633	94,876	3,462,814	(3,557,690)	74,633

Total shareholder’s equity	3,530,108	158,297	4,312,039	(4,470,336)	3,530,108

Total liabilities and shareholder’s equity	$3,841,969	$2,815,220	$11,361,788	$(7,100,239)	$10,918,738

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

SUCCESSOR

Three Months Ended September 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$35,372	$312,913		$348,285
Other income	$11,766	61,458	144,570	$(175,398)	42,396
Equity in income of affiliates	115,205	133,112		(248,317)

	126,971	229,942	457,483	(423,715)	390,681

Costs and expenses
Operating expenses	3,178	23,851	61,106		88,135
Leased vehicles expenses			17,864		17,864
Provision for loan losses		47,129	3,812		50,941
Interest expense	15,853	69,023	146,817	(175,398)	56,295

	19,031	140,003	229,599	(175,398)	213,235

Income before income taxes	107,940	89,939	227,884	(248,317)	177,446
Income tax (benefit) provision	(867)	(13,985)	83,491		68,639

Net income	$108,807	$103,924	$144,393	$(248,317)	$108,807

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

SUCCESSOR

Nine Months Ended September 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$46,821	$860,226		$907,047
Other income	$40,346	232,652	478,107	$(642,419)	108,686
Equity in income of affiliates	295,761	377,504		(673,265)

	336,107	656,977	1,338,333	(1,315,684)	1,015,733

Costs and expenses
Operating expenses	14,511	66,383	169,026		249,920
Leased vehicles expenses			39,446		39,446
Provision for loan losses		113,051	21,884		134,935
Interest expense	45,478	247,432	489,238	(642,419)	139,729

	59,989	426,866	719,594	(642,419)	564,030

Income before income taxes	276,118	230,111	618,739	(673,265)	451,703
Income tax (benefit) provision	(5,745)	(53,383)	228,968		169,840

Net income	$281,863	$283,494	$389,771	$(673,265)	$281,863

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

PREDECESSOR

Three Months Ended September 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$38,255	$304,094		$342,349
Other income	$8,644	80,242	152,132	$(210,743)	30,275
Equity in income of affiliates	70,729	115,397		(186,126)

	79,373	233,894	456,226	(396,869)	372,624

Costs and expenses
Operating expenses	18,104	4,710	46,041		68,855
Leased vehicles expenses			6,539		6,539
Provision for loan losses		56,760	17,858		74,618
Interest expense	11,394	83,266	205,447	(210,743)	89,364
Acquisition expenses	6,199	36,452			42,651
Restructuring charges, net		15	(54)		(39)

	35,697	181,203	275,831	(210,743)	281,988

Income before income taxes	43,676	52,691	180,395	(186,126)	90,636
Income tax (benefit) provision	(7,624)	(17,673)	64,633		39,336

Net income	$51,300	$70,364	$115,762	$(186,126)	$51,300

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF INCOME

PREDECESSOR

Nine Months Ended September 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$93,686	$927,086		$1,020,772
Other income	$26,517	296,944	610,858	$(859,689)	74,630
Equity in income of affiliates	228,334	336,776		(565,110)

	254,851	727,406	1,537,944	(1,424,799)	1,095,402

Costs and expenses
Operating expenses	28,505	42,093	141,776		212,374
Leased vehicles expenses			20,847		20,847
Provision for loan losses		158,716	39,811		198,527
Interest expense	33,437	331,853	789,077	(859,689)	294,678
Acquisition expenses	6,199	36,452			42,651
Restructuring charges, net		766	(51)		715

	68,141	569,880	991,460	(859,689)	769,792

Income before income taxes	186,710	157,526	546,484	(565,110)	325,610
Income tax (benefit) provision	(13,346)	(59,965)	198,865		125,554

Net income	$200,056	$217,491	$347,619	$(565,110)	$200,056

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

Nine Months Ended September 30, 2011

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantor	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$281,863	$283,494	$389,771		$(673,265)	$281,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		5,277	1,316	65,804			72,397
Accretion and amortization of loan and leasing fees			(917)	(13,993)			(14,910)
Amortization of accretable yield			30,582	113,193			143,775
Amortization of purchase accounting premium		(183)		(57,515)			(57,698)
Provision for loan losses			113,051	21,884			134,935
Deferred income taxes		103,435	(8,383)	(53,893)			41,159
Stock-based compensation expense		9,585					9,585
Other		1,436	12,273	(36,857)			(23,148)
Equity in income of affiliates		(295,761)	(377,504)			673,265
Changes in assets and liabilities:
Other assets		4,572	(2,436)	25,607			27,743
Accounts payable and accrued expenses		(26,034)	29,002	(3,468)			(500)
Taxes payable		(79,315)	5,086	(5,289)			(79,518)
Intercompany taxes payables		203,155					203,155

Net cash provided by operating activities		208,030	85,564	445,244			738,838

Cash flows from investing activities:
Purchases of receivables			(3,793,696)	(3,645,522)		3,645,522	(3,793,696)
Principal collections and recoveries on receivables			854	2,815,753			2,816,607
Net proceeds from sale of receivables			3,645,522			(3,645,522)
Purchases of leased vehicles				(584,726)			(584,726)
Proceeds from termination of leased vehicles				32,017			32,017
Purchases of property and equipment		1,924	(2,288)	(5,494)			(5,858)
Acquisition of FinanciaLinx				(9,601)			(9,601)
FinanciaLinx cash on hand at acquisition				9,283			9,283
Change in restricted cash - securitization notes payable				(3,114)			(3,114)
Change in restricted cash - credit facilities				6,359			6,359
Change in other assets			(2,840)	(21,381)			(24,221)
Net change in investment in affiliates		33	167,819			(167,852)

Net cash provided (used) by investing activities		1,957	15,371	(1,406,426)		(167,852)	(1,556,950)

Cash flows from financing activities:
Borrowings on credit facilities				2,717,534			2,717,534
Payments on credit facilities				(2,991,574)			(2,991,574)
Issuance of securitization notes payable				3,650,000			3,650,000
Payments on securitization notes payable				(2,821,473)			(2,821,473)
Issuance of senior notes		500,000					500,000
Debt issuance costs		(7,622)		(37,346)			(44,968)
Retirement of debt		(75,164)					(75,164)
Net capital contribution to subsidiaries				16,625		(16,625)
Net change in due (to) from affiliates		(611,684)	(23,185)	471,631		163,238

Net cash (used) provided by financing activities		(194,470)	(23,185)	1,005,397		146,613	934,355

Net increase (decrease) in cash and cash equivalents		15,517	77,750	44,215		(21,239)	116,243
Effect of Canadian exchange rate changes on cash and cash equivalents		(15,517)		(9,304)		21,239	(3,582)
Cash and cash equivalents at beginning of period			185,004	9,550			194,554

Cash and cash equivalents at end of period	$		$262,754	$44,461	$		$307,215

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Nine Months Ended September 30, 2010

(Unaudited, in Thousands)

	General Motors Financial Company, Inc.		Guarantor	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$200,056	$217,491	$347,619		$(565,110)	$200,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,175	985	47,887			50,047
Accretion and amortization of loan fees			(744)	581			(163)
Provision for loan losses			158,716	39,811			198,527
Deferred income taxes		42,465	130,853	(242,010)			(68,692)
Stock-based compensation expense		13,228					13,228
Non-cash interest charges on convertible debt		16,588					16,588
Other		(283)	(3,815)	(17,647)			(21,745)
Equity in income of affiliates		(228,334)	(336,776)			565,110
Changes in assets and liabilities:
Other assets		5,738	8,067	36,008			49,813
Accounts payable and accrued expenses		60,392	(844)	(42,058)			17,490
Taxes payable		12,568	5,751	(5,008)			13,311

Net cash provided by operating activities		123,593	179,684	165,183			468,460

Cash flows from investing activities:
Purchases of receivables			(2,445,707)	(2,501,233)		2,501,233	(2,445,707)
Principal collections and recoveries on receivables			(63,690)	2,773,561			2,709,871
Net proceeds from sale of receivables			2,501,233			(2,501,233)
Purchases of property and equipment		1	(485)	(738)			(1,222)
Change in restricted cash - securitization notes payable				(125,730)			(125,730)
Change in restricted cash - credit facilities				(6,269)			(6,269)
Change in other assets			19,790	58,210			78,000
Net change in investment in affiliates		(4,456)	787,981			(783,525)

Net cash (used) provided by investing activities		(4,455)	799,122	197,801		(783,525)	208,943

Cash flows from financing activities:
Borrowings on credit facilities				634,926			634,926
Payments on credit facilities				(813,937)			(813,937)
Issuance of securitization notes payable				2,450,000			2,450,000
Payments on securitization notes payable				(2,678,946)			(2,678,946)
Debt issuance costs		292		(27,875)			(27,583)
Retirement of debt		(20,425)					(20,425)
Cash settlement of share based awards		(16,062)					(16,062)
Proceeds from issuance of common stock		10,994		(790,101)		790,101	10,994
Other net changes		1,197					1,197
Net change in due (to) from affiliates		(97,152)	(762,756)	866,146		(6,238)

Net cash used by financing activities		(121,156)	(762,756)	(359,787)		783,863	(459,836)

Net (decrease) increase in cash and cash equivalents		(2,018)	216,050	3,197		338	217,567
Effect of Canadian exchange rate changes on cash and cash equivalents		2,018		(1,362)		(338)	318
Cash and cash equivalents at beginning of period			309,865	9,779			319,644

Cash and cash equivalents at end of period	$		$525,915	$11,614	$		$537,529

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. Additionally, in December 2010, we began offering a lease product through General Motors Company (“GM”) franchised dealerships. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of receivables prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge income on the finance receivables and pay interest expense on borrowings under our credit facilities.

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

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once targeted credit enhancement requirements are reached and maintained, excess cash flows are distributed to us or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for the Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if specified portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from the Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained. Senior subordinated securitizations typically do not utilize portfolio performance ratios.

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

PRESENTATION AND ANALYSIS OF RESULTS

Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a wholly owned subsidiary of GM, and Goalie Texas Holdco Inc., a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. (“GM Financial”).

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle.

The accompanying condensed consolidated statements of consolidated income and comprehensive income and cash flows are presented for four periods: three months and nine months ended September 30, 2011 (“Successor”) and three months and nine months ended September 30, 2010 (“Predecessor”), which relate to periods after and before the Merger with GM, respectively. Due to the change in basis resulting from the application of purchase accounting, the results of operations of the Predecessor and Successor are not comparable.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 (Successor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Successor
Three Months Ended September 30, 2011
Balance at beginning of period	$9,109,412
Loans purchased	1,358,115
Charge-offs	(153,330)
Principal collections and other	(875,993)

Balance at end of period	$9,438,204

Average finance receivables	$9,276,098

The average new loan size was $21,313 for the three months ended September 30, 2011. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2011 was 14.4%.

Leased Vehicles:

Leased vehicles were as follows (in thousands):

Successor
Three Months Ended September 30, 2011
Balance at beginning of period	$468,540
Leased vehicles purchased	188,706
Leased vehicles returned - end of term	(8,928)
Leased vehicles returned - default	(196)
Manufacturer incentives	(19,303)
Foreign currency translation adjustment	(15,451)

Balance at end of period	$613,368

Average leased vehicles, net	$501,767

Average Earning Assets:

Average earning assets were as follows (in thousands):

Successor
Three Months Ended September 30, 2011
Average finance receivables	$9,276,098
Average leased vehicles, net	501,767

Average earning assets	$9,777,865

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Successor
Three Months Ended September 30, 2011
Finance charge income	$348,285
Other income	42,396
Interest expense	(56,295)

Net margin	$334,386

Net margin as a percentage of average earning assets is as follows:

Successor
Three Months Ended September 30, 2011
Finance charge income and other income	15.9%
Interest expense	(2.3)

Net margin as a percentage of average earning assets	13.6%

Revenue:

Finance charge income was $348.3 million for the three months ended September 30, 2011. The effective yield on our finance receivables was 14.9% for the three months ended September 30, 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.

Other income consists of the following (in thousands):

Successor
Three Months Ended September 30, 2011
Leasing income	$27,096
Investment income	327
Late fees and other income	14,973

$42,396

Costs and Expenses:

Operating Expenses

Operating expenses were $88.1 million for the three months ended September 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 74.4% of total operating expenses for the three months ended September 30, 2011.

Operating expenses as an annualized percentage of average earning assets were 3.6% for the three months ended September 30, 2011.

Lease Vehicle Expenses

Lease vehicle expenses were $17.9 million for the three months ended September 30, 2011. Our lease vehicle expenses are predominately related to depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the three months ended September 30, 2011 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $50.9 million for the three months ended September 30, 2011. As an annualized percentage of average post-acquisition finance receivables, the provision for loan losses was 2.2% for the three months ended September 30, 2011.

Interest Expense

Interest expense was $56.3 million for the three months ended September 30, 2011. Interest expense was reduced by $12.9 million of amortization of the purchase accounting premium. Average debt outstanding was $7.7 billion for the three months ended September 30, 2011. Our effective rate of interest on our debt was 2.9% for the three months ended September 30, 2011.

Taxes

Our effective income tax rate was 38.7% for the three months ended September 30, 2011.

Other Comprehensive Loss:

Other comprehensive loss consists of the following (in thousands):

Successor
Three Months Ended September 30, 2011
Unrealized losses on cash flow hedges	$(185)
Foreign currency translation adjustment	(16,701)
Income tax benefit	68

$(16,818)

Cash Flow Hedges

Unrealized losses on cash flow hedges consist of the following (in thousands):

Successor
Three Months Ended September 30, 2011
Unrealized losses related to changes in fair value	$(1,078)
Reclassification of net unrealized losses into earnings	893

$(185)

Unrealized losses related to changes in fair value for the three months ended September 30, 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment losses of $16.7 million for the three months ended September 30, 2011 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2011.

Three Months Ended September 30, 2010 (Predecessor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Predecessor
Three Months Ended September 30, 2010
Balance at beginning of period	$8,733,518
Loans purchased	959,004
Charge-offs	(217,520)
Principal collections and other	(799,427)

Balance at end of period	$8,675,575

Average finance receivables	$8,718,310

The average new loan size was $19,065 for the three months ended September 30, 2010. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2010 was 15.8%.

Average Earning Assets:

Average earning assets were as follows (in thousands):

Predecessor
Three Months Ended September 30, 2010
Average finance receivables	$8,718,310
Average leased vehicles, net	74,704

Average earning assets	$8,793,014

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Predecessor
Three Months Ended September 30, 2010
Finance charge income	$342,349
Other income	30,275
Interest expense	(89,364)

Net margin	$283,260

Net margin as a percentage of average earning assets is as follows:

Predecessor
Three Months Ended September 30, 2010
Finance charge income and other income	16.8%
Interest expense	(4.0)

Net margin as a percentage of average earning assets	12.8%

Revenue:

Finance charge income was $342.3 million for the three months ended September 30, 2010. The effective yield on our finance receivables was 15.6% for the three months ended September 30, 2010. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.

Other income consists of the following (in thousands):

Predecessor
Three Months Ended September 30, 2010
Leasing income	$15,888
Investment income	700
Late fees and other income	13,687

$30,275

Costs and Expenses:

Operating Expenses

Operating expenses were $68.9 million for the three months ended September 30, 2010. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 75.5% of total operating expenses for the three months ended September 30, 2010.

Operating expenses as an annualized percentage of average earning assets were 3.1% for the three months ended September 30, 2010.

Lease Vehicle Expenses

Lease vehicle expenses were $6.5 million for the three months ended September 30, 2010. Our lease vehicle expenses are predominately related to depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the three months ended September 30, 2010 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $74.6 million for the three months ended September 30, 2010. As an annualized percentage of average finance receivables, the provision for loan losses was 3.4% for the three months ended September 30, 2010.

Interest Expense

Interest expense was $89.4 million for the three months ended September 30, 2010. Average debt outstanding was $7.0 billion for the three months ended September 30, 2010. Our effective rate of interest on our debt was 5.1% for the three months ended September 30, 2010.

Taxes

Our effective income tax rate was 43.4% for the three months ended September 30, 2010.

Other Comprehensive Income:

Other comprehensive income consists of the following (in thousands):

Predecessor
Three Months Ended September 30, 2010
Unrealized gains on cash flow hedges	$6,255
Foreign currency translation adjustment	2,055
Income tax provision	(3,027)

$5,283

Cash Flow Hedges

Unrealized gains on cash flow hedges consist of the following (in thousands):

Predecessor
Three Months Ended September 30, 2010
Unrealized losses related to changes in fair value	$(8,218)
Reclassification of net unrealized losses into earnings	14,473

$6,255

Unrealized losses related to changes in fair value for the three months ended September 30, 2010, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment gains of $2.1 million for the three months ended September 30, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 (Successor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Successor
Nine Months Ended September 30, 2011
Balance at beginning of period	$8,647,901
Loans purchased	3,845,258
Charge-offs	(466,777)
Principal collections and other	(2,588,178)

Balance at end of period	$9,438,204

Average finance receivables	$8,958,549

The average new loan size was $20,493 for the nine months ended September 30, 2011. The average annual percentage rate for finance receivables purchased during the nine months ended September 30, 2011 was 14.7%.

Leased Vehicles:

Leased vehicles were as follows (in thousands):

Successor
Nine Months Ended September 30, 2011
Balance at beginning of period	$51,515
Leased vehicles purchased	688,137
Leased vehicles returned - end of term	(22,575)
Leased vehicles returned - default	(578)
Manufacturer incentives	(87,680)
Foreign currency translation adjustment	(15,451)

Balance at end of period	$613,368

Average leased vehicles, net	$305,442

Average Earning Assets:

Average earning assets were as follows (in thousands):

Successor
Nine Months Ended September 30, 2011
Average finance receivables	$8,958,549
Average leased vehicles, net	305,442

Average earning assets	$9,263,991

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Successor
Nine Months Ended September 30, 2011
Finance charge income	$907,047
Other income	108,686
Interest expense	(139,729)

Net margin	$876,004

Net margin as a percentage of average earning assets is as follows:

Successor
Nine Months Ended September 30, 2011
Finance charge income and other income	14.6%
Interest expense	(2.0)

Net margin as a percentage of average earning assets	12.6%

Revenue:

Finance charge income was $907.0 million for the nine months ended September 30, 2011. The effective yield on our finance receivables was 13.5% for the nine months ended September 30, 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.

Other income consists of the following (in thousands):

Successor
Nine Months Ended September 30, 2011
Leasing income	$60,831
Investment income	1,191
Late fees and other income	46,664

$108,686

Costs and Expenses:

Operating Expenses

Operating expenses were $249.9 million for the nine months ended September 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 74.6% of total operating expenses for the nine months ended September 30, 2011.

Operating expenses as an annualized percentage of average earning assets were 3.6% for the nine months ended September 30, 2011.

Lease Vehicle Expenses

Lease vehicle expenses were $39.4 million for the nine months ended September 30, 2011. Our lease vehicle expenses are predominately related to depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the nine months ended September 30, 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $134.9 million for the nine months ended September 30, 2011. As an annualized percentage of average post-acquisition finance receivables, the provision for loan losses was 2.0% for the nine months ended September 30, 2011.

Interest Expense

Interest expense was $139.7 million for the nine months ended September 30, 2011. Interest expense was reduced by $57.1 million of amortization of the purchase accounting premium. Average debt outstanding was $7.5 billion for the nine months ended September 30, 2011. Our effective rate of interest on our debt was 2.5% for the nine months ended September 30, 2011.

Taxes

Our effective income tax rate was 37.6% for the nine months ended September 30, 2011.

Other Comprehensive Loss:

Other comprehensive loss consists of the following (in thousands):

Successor
Nine Months Ended September 30, 2011
Unrealized losses on cash flow hedges	$(38)
Foreign currency translation adjustment	(15,517)
Income tax benefit	14

$(15,541)

Cash Flow Hedges

Unrealized losses on cash flow hedges consist of the following (in thousands):

Successor
Nine Months Ended September 30, 2011
Unrealized losses related to changes in fair value	$(1,930)
Reclassification of net unrealized losses into earnings	1,892

$(38)

Unrealized losses related to changes in fair value for the nine months ended September 30, 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment losses of $15.5 million for the nine months ended September 30, 2011 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended September 30, 2011.

Nine Months Ended September 30, 2010 (Predecessor)

Finance Receivables:

A summary of our finance receivables is as follows (in thousands):

Predecessor
Nine Months Ended September 30, 2010
Balance at beginning of period	$9,304,976
Loans purchased	2,488,956
Charge-offs	(730,241)
Principal collections and other	(2,388,116)

Balance at end of period	$8,675,575

Average finance receivables	$8,850,833

The average new loan size was $18,690 for the nine months ended September 30, 2010. The average annual percentage rate for finance receivables purchased during the nine months ended September 30, 2010 was 16.2%.

Average Earning Assets:

Average earning assets were as follows (in thousands):

Predecessor
Nine Months Ended September 30, 2010
Average finance receivables	$8,850,833
Average leased vehicles, net	93,028

Average earning assets	$8,943,861

Net Margin:

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of income and comprehensive income is as follows (in thousands):

Predecessor
Nine Months Ended September 30, 2010
Finance charge income	$1,020,772
Other income	74,630
Interest expense	(294,678)

Net margin	$800,724

Net margin as a percentage of average earning assets is as follows:

Predecessor
Nine Months Ended September 30, 2010
Finance charge income and other income	16.4%
Interest expense	(4.4)

Net margin as a percentage of average earning assets	12.0%

Revenue:

Finance charge income was $1,020.8 million for the nine months ended September 30, 2010. The effective yield on our finance receivables was 15.4% for the nine months ended September 30, 2010. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.

Other income consists of the following (in thousands):

Predecessor
Nine Months Ended September 30, 2010
Leasing income	$37,433
Investment income	2,063
Late fees and other income	35,134

$74,630

Costs and Expenses:

Operating Expenses

Operating expenses were $212.4 million for the nine months ended September 30, 2010. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 76.5% of total operating expenses for the nine months ended September 30, 2010.

Operating expenses as an annualized percentage of average earning assets were 3.2% for the nine months ended September 30, 2010.

Lease Vehicle Expenses

Lease vehicle expenses were $20.8 million for the nine months ended September 30, 2010. Our lease vehicle expenses are predominately related to depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.

Provision for Loan losses

Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded for the nine months ended September 30, 2010 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $198.5 million for the nine months ended September 30, 2010. As an annualized percentage of average finance receivables, the provision for loan losses was 3.0% for the nine months ended September 30, 2010.

Interest Expense

Interest expense was $294.7 million for the nine months ended September 30, 2010. Average debt outstanding was $7.3 billion for the nine months ended September 30, 2010. Our effective rate of interest on our debt was 5.4% for the nine months ended September 30, 2010.

Taxes

Our effective income tax rate was 38.6% for the nine months ended September 30, 2010.

Other Comprehensive Income:

Other comprehensive income consists of the following (in thousands):

Predecessor
Nine Months Ended September 30, 2010
Unrealized gains on cash flow hedges	$25,063
Foreign currency translation adjustment	2,017
Income tax provision	(9,717)

$17,363

Cash Flow Hedges

Unrealized gains on cash flow hedges consist of the following (in thousands):

Predecessor
Nine Months Ended September 30, 2010
Unrealized losses related to changes in fair value	$(24,843)
Reclassification of net unrealized losses into earnings	49,906

$25,063

Unrealized losses related to changes in fair value for the nine months ended September 30, 2010, were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment gains of $2.0 million for the nine months ended September 30, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended September 30, 2010.

CREDIT QUALITY

Finance Receivables

We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.

The following tables present certain data related to the receivables portfolio (dollars in thousands):

	Successor
	September 30, 2011	December 31, 2010
Pre-acquisition finance receivables	$5,076,311	$7,724,188
Accretable yield on pre-acquisition finance receivables	83,006	423,556
Non-accretable pre-acquisition discount	(451,918)	(847,781)
Post-acquisition finance receivables	4,361,893	923,713
Allowance for loan losses	(151,322)	(26,352)

Receivables, net	$8,917,970	$8,197,324

Number of outstanding contracts	729,147	757,148

Average carrying amount of outstanding contract (in dollars)	$12,944	$11,422

Allowance for loan losses as a percentage of post-acquisition receivables	3.5%	2.9%

Non-accretable pre-acquisition discount as a percentage of pre-acquisition receivables	8.9%	11.0%

Delinquency

The following is a summary of finance receivables that are (a) more than 30 days delinquent, but not yet in repossession, and (b) in repossession, but not yet charged off (dollars in thousands):

	Successor		Predecessor
	September 30, 2011		September 30, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts:
31 to 60 days	$441,069	4.7%	$535,827	6.2%
Greater-than-60 days	164,357	1.7	215,583	2.5

	605,426	6.4	751,410	8.7
In repossession	34,230	0.4	43,519	0.5

	$639,656	6.8%	$794,929	9.2%

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

The reporting related to delinquencies in finance receivables has not been impacted by the application of purchase accounting. The amount of delinquent contracts reported above is comparable between the pre-acquisition and post-acquisition portfolios. Delinquencies in finance receivables have generally trended downward since early calendar year 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions.

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

The reporting related to contracts receiving a deferral has not been impacted by the application of purchase accounting. The number of deferred contracts reported below is comparable between the pre-acquisition and post-acquisition portfolios. Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 5.4% and 6.1% for the three months ended September 30, 2011 and 2010, and 5.2% and 6.3% for the nine months ended September 30, 2011 and 2010, respectively. Deferment levels have generally trended down since early calendar year 2009 as a result of the stabilization of economic conditions.

The following is a summary of deferrals as a percentage of receivables outstanding:

	Successor
	September 30, 2011	December 31, 2010
Never deferred	77.7%	71.9%

Deferred:
1-2 times	14.9	18.5
3-4 times	7.3	9.5
Greater than 4 times	0.1	0.1

Total deferred	22.3	28.1

Total	100.0%	100.0%

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU (“2011-02”), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which became effective for us during the period ended September 30, 2011. 2011-02 provides evaluation criteria for whether a restructuring constitutes a troubled debt restructuring. 2011-02 is intended to assist creditors in determining whether a modification of the terms of a loan meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). We have concluded that a loan that is deferred more than two times (generally covering more than four installment payments) would be considered significantly delayed and therefore meet the definition of a concession. We have concluded that a loan with multiple deferrals would also represent a debtor experiencing financial difficulties and therefore the deferments would be considered troubled debt restructurings and the loan impaired under the guidance of 2011-02. Accounts in Chapter 13 bankruptcy would also be considered troubled debt restructurings. As a result of adopting 2011-02, we assessed all restructurings that occurred on or after October 1, 2010, in the post-acquisition portfolio to identify any that qualified as troubled debt restructurings. The pre-acquisition portfolio is excluded from the provisions of 2011-02 since expected future credit losses were recognized on that portfolio at the date of purchase. As of September 30, 2011, there are no loans in the post-acquisition portfolio that have been deferred more than two times and therefore no loans meet the definition of a troubled debt restructuring. The adoption of 2011-02 has not had a material impact on our consolidated financial position, results of operations and cash flows.

Charge-offs

The following table presents charge-off data with respect to our finance receivables portfolio (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Repossession charge-offs	$150,723	$475,944	$211,426	$740,111
Less: Recoveries	(83,373)	(257,724)	(98,081)	(343,144)
Mandatory charge-offs (a)	2,607	(9,167)	6,094	(9,870)

Net charge-offs	$69,957	$209,053	$119,439	$387,097

Net charge-offs as an annualized percentage of average receivables:	3.0%	3.1%	5.4%	5.8%

Recoveries as a percentage of gross repossession charge-offs:	55.3%	54.2%	46.4%	46.4%

(a)	Mandatory charge-offs represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

The reporting related to net charge-offs have not been impacted by the application of purchase accounting. The dollar amount and percentage of net charge-offs is comparable between the pre-acquisition and the post-acquisition portfolios. Net charge-offs as an annualized percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic factors. Net charge-offs for us and our Predecessor have generally trended down since early calendar year 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

Leased Vehicles

We primarily provide funding for leased vehicles to prime quality customers, and, therefore, anticipate a corresponding low level of delinquencies and charge-offs.

At September 30, 2011, 99.6% of our leases were current with respect to payment status.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash are finance charge income, servicing fees, distributions from the Trusts, borrowings under credit facilities, transfers of finance receivables to the Trusts in securitization transactions, collections and recoveries on finance receivables and issuance of senior notes and other debt securities. Our primary uses of cash are purchases of finance receivables and leased vehicles, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

We used cash of $3.8 billion and $2.4 billion for the purchase of finance receivables during the nine months ended September 30, 2011 and 2010, respectively. We used cash of $0.6 billion for the purchase of leased vehicles during the nine months ended September 30, 2011. These purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables and leased vehicles through securitization transactions.

Liquidity

Our available liquidity consists of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$307,215	$194,554
Borrowing capacity on unpledged eligible assets	859,783	272,257
Borrowing capacity on GM revolving credit facility	300,000	300,000

Total	$1,466,998	$766,811

The increase in our available liquidity at September 30, 2011 is mainly a result of the proceeds from the issuance of $500 million of senior notes in June 2011.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of September 30, 2011, credit facilities consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$2,000,000	$117,436
Lease warehouse facility – U.S. (b)	600,000
Lease warehouse facility – Canada (c)	575,788	72,539
GM revolving credit facility (d)	300,000
Medium term note facility (e)		336,796
Wachovia funding facility (f)		26,100

		$552,871

(a)	In May 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	In January 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2017 when any remaining amount outstanding will be due and payable.
(c)	In July 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2018 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million and the advances outstanding amount represents C$75.6 million at September 30, 2011.
(d)	On September 30, 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 30, 2012.

(e)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(f)	Advances under the Wachovia funding facility are currently secured by $27.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. This facility is amortizing in accordance with the underlying securitization transaction.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and Canadian lease warehouse facilities during the three months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.41%	$346,485	$817,845
Lease warehouse facility – Canada(a)	2.99%	17,346	72,539

(a)	Average amount outstanding and maximum amount outstanding represents C$18.1 million and C$75.6 million, respectively.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the nine months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.58%	$350,450	$826,859
Lease warehouse facility – U.S.	1.60%	32,125	182,749
Lease warehouse facility – Canada(a)	2.99%	5,846	72,539

(a)	Average amount outstanding and maximum amount outstanding represents C$6.1 million and C$75.6 million, respectively.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2011, we were in compliance with all covenants in our credit facilities.

Securitizations

We have completed 77 securitization transactions through September 30, 2011, excluding Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Note Amount	Note Balance at September 30, 2011
2006-R-M	May 2006	$1,200.0	$84.9
2007-A-X	January 2007	1,200.0	117.1
2007-B-F	April 2007	1,500.0	178.9
2007-1 (APART)	May 2007	1,000.0	107.8
2007-C-M	July 2007	1,500.0	227.9
2007-D-F	September 2007	1,000.0	169.6
2007-2-M (APART)	October 2007	1,000.0	166.3
2008-A-F	May 2008	750.0	172.5
2008-1 (a)	October 2008	500.0	13.3
2008-2	November 2008	500.0	42.9
2009-1	July 2009	725.0	254.5
2009-1 (APART)	October 2009	227.5	86.3
2010-1	February 2010	600.0	298.1
2010-A	March 2010	200.0	111.0
2010-2	May 2010	600.0	337.1
2010-B	August 2010	200.0	131.1
2010-3	September 2010	850.0	597.9
2010-4	November 2010	700.0	472.5
2011-1	January 2011	800.0	630.1
2011-2	April 2011	950.0	790.1
2011-3	June 2011	1,000.0	910.6
2011-4	September 2011	900.0	900.0
BV2005-3	December 2005	220.1	6.5
LB2007-A	March 2007	486.0	42.5

Total active securitizations		$18,608.6	$6,849.5

Purchase accounting premium			52.1

			$6,901.6

(a)	Note balance does not include $27.4 million of asset-backed securities pledged to the Wachovia funding facility.

Our securitizations utilize special purpose entities which are also VIE’s that meet the requirements to be consolidated in our financial statements. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. Finance receivables are transferred to a Trust, which is one of our special purpose finance subsidiaries, and the Trusts issue one or more series of asset-backed securities (securitization notes payable). While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to our creditors or our other subsidiaries.

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

Since the second half of 2008, we and our Predecessor have primarily utilized senior subordinated securitization structures which involve the sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In November 2011, we closed a $900 million senior subordinated securitization transaction, AMCAR 2011-5, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at rates we consider acceptable.

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

Certain cash flows related to securitization transactions were as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Initial credit enhancement deposits:
Restricted cash	$77,454	$54,640
Overcollateralization	222,703	282,029
Distributions from Trusts	636,903	405,456

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

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of September 30, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

Recent Accounting Pronouncements

In May 2011, ASU (“2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued effective for interim and annual periods beginning on or after December 15, 2011. The adoption of 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (“IFRSs”), and improves consistency of disclosures relating to fair value. We are currently evaluating the impact that 2011-04 will have on our consolidated financial position, results of operations and cash flows.

In June 2011,ASU (“2011-05”), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The adoption of 2011-05 will not have an impact on our consolidated financial position, results of operations and cash flows.

In September 2011, ASU (“2011-08”), Testing Goodwill for Impairment, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. We will adopt ASU 2011-08 effective October 1, 2011. We are currently evaluating the impact that 2011-08 will have on our consolidated financial position, results of operations and cash flows.

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

Credit Facilities

Finance receivables and leased assets purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates or money factors. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” or “strike” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” or “strike” rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of finance receivables to Trusts.

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our Trusts to a fixed rate (“pay rate”) and receive a floating or variable rate (“receive rate”), thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of income and comprehensive income.

We have entered into interest rate swap agreements to hedge the variability in interest payments on seven of our active securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges. The fair value of interest rate swap agreements designated as hedges is included in liabilities on the consolidated balance sheets. Interest rate swap agreements that are not designated as hedges are included in other assets on the consolidated balance sheets.

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

The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the prices at which used cars are sold in the wholesale auction markets; and

•	significant litigation.

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no material updates to the legal proceedings described in our Transition Report on Form 10-KT for the six month period ended December 31, 2010, as updated by our Form 10-Q’s for the periods ended March 31, 2011 and June 30, 2011.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, Item 1, “Risk Factors” in our Transition Report on Form 10-KT for the six month period ended December 31, 2010, should be carefully considered as these risk factors could materially affect our business, financial condition or future results. In addition to the risks described in our Transition Report on Form 10-KT, which are not the only risks facing us, the following risk factors should be considered:

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

General Motors Financial Company, Inc.
(Registrant)

Date: November 9, 2011	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer