Form 10-K
period 2011-12-31
General Motors Financial Company, Inc.
filed 2012-02-27
CIK 804269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒

As of February 27, 2012, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form on the reduced disclosure format.

GENERAL MOTORS FINANCIAL COMPANY, INC.

2

FORWARD-LOOKING STATEMENTS

This Form 10-K contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “likely,” “should,” “estimate,” “continue,” “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission, including this Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.

The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	General Motors Company’s (“GM”) ability to sell new vehicles in the United States and Canada that we finance;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the automobile contracts and leases we originate;

•	the prices at which used cars are sold in the wholesale auction markets;

•	changes in business strategy, including expansion of product lines and credit risk appetite; and

•	significant litigation.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

INDUSTRY DATA

In this Form 10-K, we rely on and refer to information regarding the automobile finance industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we have not independently verified any of it.

AVAILABLE INFORMATION

We make available free of charge through our website, www.gmfinancial.com, our AmeriCredit Automobile Receivables Trust and AmeriCredit Prime Automobile Receivables Trust securitization portfolio performance measures and all materials that we file electronically with the SEC, including our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after filing or furnishing such material with or to the SEC.

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

General Motors Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger” or “acquisition”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly owned subsidiary of GM Holdings. Following the Merger, our name was changed to General Motors Financial Company, Inc. (“GM Financial” or the “Company”).

Purchase Accounting

The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 13 – “Fair Values of Assets and Liabilities” to the consolidated financial statements included in this Form 10-K for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.

The results of the purchase price allocation included an increase in the total carrying value of net finance receivables, medium term note facility payable, Wachovia funding facility payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as intangible assets. Management believes all material intangible assets have been identified.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount was $1.1 billion.

General

GM Financial, the captive finance subsidiary of GM, is a provider of automobile financing solutions with a portfolio of approximately $11 billion in auto receivables and leases as of December 31, 2011. We have been operating in the automobile finance business since September 1992. Our strategic relationship with GM began in September 2009 with a subvention program pursuant to which GM provides its customers access to discounted financing on select new GM models by paying us cash in order to offer lower interest rates on the loans we purchase from GM dealerships. GM acquired us for $3.5 billion on October 1, 2010.

We purchase auto finance contracts for new and used vehicles from GM and non-GM franchised and select independent automobile dealerships. We primarily offer auto financing to consumers who typically are unable to obtain financing from traditional sources such as banks and credit unions. We utilize a proprietary credit scoring system to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan pricing and structure. We service our loan portfolio at regional centers using automated loan servicing and collection systems. Funding for our auto finance activities is primarily obtained through the utilization of our credit facilities and through securitization transactions. Since 1994, we have securitized approximately $67.5 billion of automobile loans in 78 transactions through December 31, 2011 through our securitization program.

We have historically maintained a significant share of the sub-prime auto finance market and have, in the past, participated in the prime sectors of the auto finance industry to a more limited extent. We source our business primarily through our relationships with automobile dealerships, which we maintain through our regional credit centers, marketing representatives (dealer relationship managers) and alliance relationships. We believe our growth and origination efforts are complemented by disciplined credit underwriting standards, risk-based pricing decisions and expense management.

As GM’s captive finance subsidiary, our business strategy includes increasing the amount of GM new automobile origination volume, while at the same time continuing to remain a valuable financing source for loans for non-GM dealers. In addition to our GM-related loan origination efforts, we offer a full credit spectrum lease financing product for new GM vehicles exclusively to GM-franchised dealerships in the United States. Through the acquisition of FinanciaLinx, an independent auto lease provider in Canada (“FinanciaLinx”), in April 2011, we now also offer lease financing for new GM vehicles in Canada. Through FinanciaLinx, we intend to increase lease origination levels for new GM vehicles sold by GM franchised dealerships in Canada. We expect to expand our business to include dealer wholesale and commercial lending for GM dealerships in the U.S. and Canada. Evidence of our increasing linkage with GM can be seen in our results for the twelve months ended December 31, 2011, during which our percentage of loans and leases for new GM vehicles increased to 40% of our total originations volume, up from 15% for the year ended December 31, 2010.

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

Loan and Lease Originations

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

Marketing.    As an indirect auto finance provider, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM manufacturer franchised dealerships with new and used car operations and a limited number of independent dealerships. We generally finance later model, low mileage used vehicles, new GM vehicles and moderately priced new vehicles from other manufacturers. Of the contracts purchased by us during the year ended December 31, 2011, approximately 94% were originated by manufacturer franchised dealers, and 6% by select independent dealers; further, approximately 53% were used vehicles, 28% were new GM vehicles (not including new GM vehicles that we leased during the year) and 19% were new non-GM vehicles. We purchased contracts from 12,349 dealers during the year ended December 31, 2011. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.

We maintain non-exclusive relationships with the dealers. We actively monitor our dealer relationships with the objective of maximizing the volume of applications received from dealers with whom we do business that meet our underwriting standards and profitability objectives. Due to the non-exclusive nature of our relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing from us or from another source for a contract made by the dealership to a customer seeking to make a vehicle purchase. Our representatives regularly contact and visit dealers to solicit new business and to answer any questions dealers may have regarding our financing programs and capabilities and to explain our underwriting philosophy. To increase the effectiveness of these contacts, marketing personnel have access to our management information systems which detail current information regarding the number of applications submitted by a dealership, our response and the reasons why a particular application was rejected.

We generally purchase finance contracts without recourse to the dealer. Accordingly, the dealer has no liability to us if the consumer defaults on the contract unless a recourse agreement has been executed. Although finance contracts are generally purchased without recourse to the dealer, the dealer typically makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of assignment of the contract or the condition of the underlying collateral. Recourse based upon those representations and indemnities would be limited in circumstances in which the dealer has insufficient financial resources to perform upon such representations and indemnities. We do not view recourse against the dealer on these representations and indemnities to be of material significance in our decision to purchase finance contracts from a dealer. Depending upon the contract structure and consumer credit attributes, we may charge dealers a non-refundable acquisition fee or pay dealers a participation fee when purchasing finance contracts. These fees are assessed on a contract-by-contract basis.

Origination Network.    Our origination platform provides specialized focus on marketing our financing programs and underwriting loans and leases. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans and leases. The underwriters are based in credit centers while the dealer relationship managers are based in credit centers or work remotely in their service area. We believe that the personal relationships our credit underwriters and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.

We select markets for credit center locations based upon numerous factors, most notably proximity to the geographic markets and dealers we seek to serve and availability of qualified personnel. Credit centers are typically situated in suburban office buildings.

A credit center vice president, regional credit managers, credit managers and credit underwriting specialists staff credit center locations. The credit center vice president reports to a senior vice president in our corporate office. Credit center personnel are compensated with base salaries and incentives based on overall credit center performance, including factors such as loan credit quality, loan pricing adequacy and loan volume objectives.

The credit center vice presidents, regional credit managers and senior vice presidents monitor credit center compliance with our underwriting guidelines. Our management information systems provide these managers with access to credit center information enabling them to consult with credit center teams on credit decisions and assess adherence to our credit and pricing policies. The senior vice presidents also make periodic visits to the credit centers to conduct operational reviews.

Dealer relationship managers typically work from a home office but are aligned with a credit center. Dealer relationship managers solicit dealers for applications and maintain our relationships with the dealers in their geographic vicinity, but do not have credit authority to underwrite contracts. We believe the local presence provided by our dealer relationship managers enables us to be more responsive to dealer concerns and local market conditions. Applications solicited by the dealer relationship managers are underwritten at our regional credit centers. The dealer relationship managers are compensated with base salaries and incentives based on contract volume objectives and dealer penetration rates. The dealer relationship managers report to regional sales managers who report to sales vice presidents.

Manufacturer Relationships.    We have programs with GM and other new vehicle manufacturers, typically known as subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower interest rates on finance contracts we purchase from the manufacturers’ dealership network. The programs serve our goal of increasing new loan originations and the manufacturers’ goal of making credit more available and more affordable to consumers purchasing vehicles sold by the manufacturer.

Leasing.    During December 2010, we began offering a lease product through GM-franchised dealerships that targets consumers with prime credit bureau scores purchasing new GM vehicles. By July 2011, the program expanded to a full spectrum credit program offering financing to customers with both prime and sub-prime credit bureau scores. We had previously provided a limited new vehicle leasing product through certain franchised dealerships that we discontinued in 2008.

Origination Data.    The following table sets forth information with respect to the number of credit centers, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below (dollars in thousands):

	Year Ended December 31, 2011	Period From July 1, 2010 Through December 31, 2010	Years Ended June 30,
			2010	2009
Number of credit centers	16	15	14	13
Number of dealer relationship managers	172	110	99	55
Origination volume(a)	$6,071,560	$1,904,471	$2,137,620	$1,285,091
Number of producing dealerships(b)	12,349	11,831	10,756	9,401

(a)	Year ended December 31, 2011 and the period from October 1, 2010 through December 31, 2010 amounts include $986.8 million and $10.7 million of contracts purchased through our leasing programs in the U.S. and Canada, respectively.
(b)	A producing dealership refers to a dealership from which we purchased a contract in the respective period.

Credit Underwriting

We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases consisting of data which we have collected over almost 20 years of operating history. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract pricing and structure. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, we would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the contract. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase or changes in certain macroeconomic factors after purchase could negatively affect the credit performance of our portfolio.

The proprietary credit scoring system incorporates data contained in the customer’s credit application, credit bureau report, and other third-party data sources as well as the structure of the proposed financing and produces a statistical assessment of these attributes. This assessment is used to rank-order applicant risk profiles and recommend a price we should charge for different risk profiles. Our credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, we endeavor to refine our proprietary scorecards based on new information, including identified correlations between portfolio performance and data obtained in the underwriting process.

GM sponsors special-rate financing programs available through us to consumers purchasing new GM vehicles. Under these programs, after we determine the appropriate price to charge for an applicant’s risk profile, GM may provide us with an interest supplement or other support payment in return for reducing the rate of interest actually charged to the consumer on the financing contract, thereby making the credit terms more attractive and affordable to the consumer and supporting the new vehicle sales transaction. Generally, the amount of the interest supplement or support payment from GM offsets the lower interest charges to be received by us over the life of the loan.

In addition to our proprietary credit scoring system, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including (a) identification and assessment of the applicant’s willingness and capacity to repay the loan or lease, including consideration of credit history and performance on past and existing obligations; (b) credit bureau data; (c) collateral identification and valuation; (d) payment structure and debt ratios; (e) insurance information; (f) employment, income and residency verifications, as considered appropriate; and (g) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines, and the minimum credit risk profiles of applicants we will approve as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.

We purchase individual contracts through our underwriting specialists in regional credit centers using a credit approval process tailored to local market conditions. Underwriting personnel have a specific credit authority based upon their experience and historical portfolio results as well as established credit scoring parameters. More experienced specialists are assigned higher approval levels. If the suggested application attributes and characteristics exceed an underwriting specialist’s credit authority, each specialist has the ability to escalate the application to a more senior underwriter with a higher level of approval authority. Authorized senior underwriting officers may approve any contract application notwithstanding the underwriting guidelines as part of the overall underwriting process. Although the credit approval process is decentralized, our application processing system includes controls designed to ensure that credit decisions comply with the credit scoring strategies and underwriting policies and procedures we have in place at the time.

Finance contract application packages completed by prospective obligors are received electronically through web-based platforms that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report and other third-party data sources are automatically accessed and a proprietary credit score is computed. A substantial percentage of the contract applications received by us fail to meet our minimum credit score requirement and are automatically declined. For applications that are not automatically declined, our underwriting personnel continue to review the application package and judgmentally determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. We estimate that approximately 35-40% of loan applicants and 70-80% of lease applicants will be approved for credit by us. Dealers are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.

Completed contract packages are sent to us by dealers. Contract documentation is scanned to create electronic images and electronically forwarded to one of our centralized processing departments. A processing representative verifies certain applicant employment, income and residency information. Contract terms, insurance coverage and other information may be verified or confirmed with the customer. The original documents are subsequently sent to our centralized account services department and critical documents are stored in a fire resistant vault.

Once cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding of the contract, we acquire a perfected security interest in the automobile that was financed. Daily reports are generated for review by senior operations management. All of our loan contracts are fully amortizing with substantially equal monthly installments.

Credit performance reports track portfolio performance at various levels of detail, including total company, credit center and dealer. Various daily reports and analytical data are also generated to monitor credit quality as well as to refine the structure and mix of new originations. We review profitability metrics on a consolidated basis, as well as at the credit center, origination channel, dealer and contract levels. Key application data, including credit bureau and credit score information, contract structures and terms and payment histories are maintained. Our credit risk management department also regularly reviews the performance of our credit scoring system and is responsible for the development and enhancement of our credit scorecards.

Servicing

Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. Our payment processing and customer service activities are operated centrally in Arlington, Texas. Our loan collection activities are operated through four regional standardized collection centers in North America (Arlington, Texas; Peterborough, Ontario; Chandler, Arizona; and Charlotte, North Carolina). We currently use a third party provider to service our U.S. lease portfolio and service our Canadian lease portfolio at our principal Canadian business location in Toronto, Ontario.

We use monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify us of an address change. Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to the accounting system. A significant percentage of payments are also received via third party payment processors, such as Western Union, or via electronic transmission of funds. Payment processing and customer account maintenance is performed centrally at our operations center in Arlington, Texas.

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

Statistically-based behavioral assessment models are used in our servicing activities to project the relative probability that an individual account will default. The behavioral assessment models are used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio. At times, we offer payment deferrals to customers who have encountered financial difficulty, hindering their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the contract, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer’s past payment history and behavioral score and assesses the customer’s desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with our policies and guidelines. Exceptions to our policies and guidelines for deferrals must be approved in accordance with these policies and guidelines. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by our centralized credit risk management function.

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

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off are removed from finance receivables and the related repossessed automobiles are included in other assets at net realizable value on the consolidated balance sheet pending disposal. The value of the collateral underlying our portfolio is updated periodically with a loan-by-loan link to national wholesale auction values. This data, along with our own experience relative to mileage and vehicle condition, are used for evaluating collateral disposition activities.

Financing

We primarily finance our loan and lease origination volume through the use of our credit facilities and, in the case of our loan originations, through securitization transactions.

Credit Facilities.    Loans and leases are typically funded initially using credit facilities that are generally administered by agents on behalf of institutionally managed commercial paper conduits. Under these funding agreements, we transfer finance contracts to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance contracts and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance contracts. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance contracts and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”), Canadian Dollar Offered Rate (“CDOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents.

Securitizations.    We pursue a financing strategy of securitizing our receivables to diversify our funding sources and free up capacity on our credit facilities for the purchase of additional automobile loans. The asset-backed securities market has traditionally allowed us to finance our auto loan portfolio at fixed interest rates over the life of a securitization transaction, thereby locking in the excess spread on our loan portfolio.

Proceeds from securitizations are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases. Since 1994, we had securitized approximately $67.5 billion of auto loans through December 31, 2011.

In our securitizations, we, through wholly owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. When we transfer loans to a Trust, we make certain representations and warranties regarding the loans. These representations and warranties pertain to specific aspects of the loans, including the origination of the loans, the obligors of the loans, the accuracy and legality of the records, computer tapes and schedules containing information regarding the loans, the financed vehicles securing the loans, the security interests in the loans, specific characteristics of the loans, and certain matters regarding our servicing of the loans, but do not pertain to the underlying performance of the loans. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders’ interest in any loan, we will be obligated to repurchase the loan from the Trust. Historically, repurchases of loans due to a breach of a representation or warranty have been immaterial.

Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In January 2012, we closed a $1.0 billion public senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust (“AMCAR”) 2012-1, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the receivables transferred, as well as credit trends of our entire portfolio and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower rated subordinated bonds at rates we consider acceptable.

The second type of securitization structure, that was last utilized in August 2010, involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies. We do not anticipate utilizing this second type of structure in the foreseeable future.

The credit enhancement requirements in our securitization transactions include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. In securitizations involving a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the restricted cash account would be increased. Cash would be retained in the restricted cash account and not released to us until the increased target levels have been reached and maintained. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed the required target enhancement levels. The credit enhancement requirements related to our senior subordinated transactions do not contain portfolio performance ratios which could increase the minimum required credit enhancement levels.

The following chart provides a simplified overview of the relationship between us and other key parties to a credit facility or securitization transaction:

Trade Names

We have obtained federal trademark protection for the “AmeriCredit” and “GM Financial” names and the logos that incorporates the “AmeriCredit” and “GM Financial” names. Certain other names, logos and phrases used by us in our business operations have also been trademarked.

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

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty. The dealers who originate auto finance contracts and leases purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

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

The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and reduced effectiveness of our financing programs.

Competition

The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than ours. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other forms of financing, including dealer floor plan financing, commercial loans or revolving credit products, which are not currently provided by us. Providers of automobile financing have traditionally competed on the basis of rates charged, the quality of credit accepted, the flexibility of terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources at the dealers we serve, we compete predominantly on the basis of our high level of dealer service, strong dealer relationships and by offering flexible contract terms. There can be no assurance that we will be able to compete successfully in this market or against these competitors.

Employees

At December 31, 2011, we employed 3,460 persons in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers

The following sets forth certain data concerning our executive officers.

Name	Age	Position
Daniel E. Berce	58	President and Chief Executive Officer
Kyle R. Birch	51	Executive Vice President, Dealer Services
Steven P. Bowman	44	Executive Vice President, Chief Credit and Risk Officer
Chris A. Choate	49	Executive Vice President, Chief Financial Officer and Treasurer
James M. Fehleison	53	Executive Vice President, Corporate Controller
Jonas B. Hollandsworth	40	Executive Vice President, U.S. Sales and Credit Operations
J. Michael May	67	Executive Vice President, Chief Legal Officer and Secretary
Brian S. Mock	46	Executive Vice President, Consumer Services
Susan B. Sheffield	45	Executive Vice President, Corporate Finance
James R. Vance	40	Executive Vice President, Pricing Analytics and Product Development

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

JONAS B. HOLLANDSWORTH has been Executive Vice President, U.S. Sales and Credit Operations since April 2011. Prior to that, he was Senior Vice President, Dealer Services from June 2008 to April 2011. Prior to that he was Vice President, Branch Originations from October 2005 until June 2008. Mr. Hollandsworth joined us in 1999.

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

SUSAN B. SHEFFIELD has been Executive Vice President, Corporate Finance since July 2008. Prior to that, she was Senior Vice President, Structured Finance, from February 2004 to July 2008 and Vice President, Structured Finance, from February 2003 to February 2004. Ms. Sheffield joined us in 2001.

JAMES R. VANCE has been Executive Vice President, Pricing Analytics and Product Development since April 2011. Prior to that, he was Senior Vice President, Pricing Analytics and Product Development from August 2010 to April 2011 and Senior Vice President, Operations Controller – Financial Planning and Analysis from September 2006 to August 2010. Mr. Vance joined us in 1998.

ITEM 1A.    RISK FACTORS

The profitability and financial condition of our operations are dependent upon the operations of our parent, General Motors.

A material portion of our business consists of financing the sale of new GM vehicles. If there were significant changes in GM’s liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, or other factors impacting GM or its employees, such changes could significantly affect our profitability and financial condition. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing the sales of GM vehicles. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.

We currently have a $300 million unsecured revolving credit facility with GM. If this facility was no longer available, and we were unable to obtain similar funding elsewhere, our liquidity would be negatively impacted.

Our ability to continue to purchase contracts and to fund our business is dependent on a number of financing sources.

Dependence on Credit Facilities.    We depend on various credit facilities to finance our purchase of contracts pending securitization.

At December 31, 2011, we had a warehouse credit facility to support new originations. This facility, which we refer to as our syndicated warehouse facility provides borrowing capacity of up to $2.0 billion through May 2012. In May 2012 when the revolving period ends and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.

We also have two leasing credit facilities: (a) $600 million lease warehouse facility for lease originations in the U.S. that requires renewal in January 2013 and (b) C$600 million lease warehouse facility for lease originations in Canada that requires renewal in July 2012. Under both of these lease facilities, when the revolving periods end, and if the facilities are not renewed, the outstanding balance will be repaid over a period of approximately six years based on the amortization of the leasing related assets pledged, at which point in time any remaining amounts outstanding will be due and payable.

Additionally, we have a medium term note facility that reached the end of its revolving period in October 2009 and had $293.5 million outstanding at December 31, 2011. The outstanding balance of this facility will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

We cannot guarantee that any of these financing sources will continue to be available beyond the current maturity dates on reasonable terms or at all. Additionally, as our volume of loan and lease originations increase, including an expansion of leasing volume in Canada, we will require the expansion of our borrowing capacity on our existing credit facilities or the addition of new credit facilities. The availability of these financing sources depend, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail or suspend origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

Our credit facilities, other than the GM revolving credit facility, contain a borrowing base or advance formula which requires us to pledge finance contracts in excess of the amounts which we can borrow under the facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, the finance contracts pledged as collateral must be less than 31 days delinquent at periodic measurement dates. Accordingly, increases in delinquencies or defaults on pledged collateral resulting from weakened economic conditions, or due to our inability to execute securitization transactions or any other factor, would require us to pledge additional finance contracts to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance contracts to support our credit facilities would adversely impact our financial position, liquidity, and results of operations.

Additionally, the credit facilities, other than the GM revolving credit facility, generally contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities. If the lenders elect to accelerate outstanding indebtedness under these agreements following the violation of any covenant, such actions may result in an event of default under our senior note indenture.

Dependence on Securitization Program.

General.    Since December 1994, we have relied upon our ability to transfer receivables to Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional receivables. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market for automobile receivables in general have in the past, and could in the future, materially adversely affect our ability to purchase and securitize loans on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity, and results of operations.

We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. Additionally, we will require the expansion of our securitization program, or the development of other long-term funding solutions, to fund our U.S. and Canadian lease originations. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the collateral, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.

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

Securitization Structures.    Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In a senior subordinated securitization, we expect that the highest rated, or triple-A, securities to be sold by us will comprise approximately 70% of the total securities issued. The balance of securities we expect to issue, the subordinated notes, will comprise the remaining 30%. Sizes of the classes depend upon rating agency loss assumptions and loss coverage requirements in addition to the sizing of subordinate bond classes. The market environment for subordinated securities is traditionally smaller than for senior securities and, therefore, can be more challenging than the market for triple-A securities. There can be no assurance that we will be able to sell the subordinated securities in a senior subordinated securitization, or that the pricing and terms demanded by investors for such securities will be acceptable to us. If we were unable for any reason to sell the subordinated securities in a senior subordinated securitization, we would be required to hold such securities, or find other sources of debt financing which could have a material adverse effect on our financial position, liquidity, and results of operations and could force us to curtail or suspend origination activities.

The amount of the initial credit enhancement on future senior-subordinated securitizations will be dependent upon the amount of subordinated securities sold and the desired ratings on the securities being sold. In the AMCAR 2012-1 securitization, the initial cash deposit and overcollateralization requirement was 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The required initial and targeted credit enhancement levels depend, in part, on the net interest margin expected over the life of a securitization, the collateral characteristics of the pool of receivables securitized, credit performance trends of our entire portfolio and the structure of the securitization transaction. Credit enhancement levels may also be impacted by our financial condition and the economic environment. In periods of economic weakness and associated deterioration of credit performance trends, required credit enhancement levels generally increase, particularly for securitizations of higher risk finance receivables such as our loan portfolio. Higher levels of credit enhancement require significantly greater use of liquidity to execute a securitization transaction. The level of credit enhancement requirements in the future could adversely impact our ability to execute securitization transactions and may affect the timing of such securitizations given the increased amount of liquidity necessary to fund credit enhancement requirements. This, in turn, may adversely impact our ability to opportunistically access the capital markets when conditions are favorable.

The second type of securitization structure, that we last utilized in August 2010, involves the purchase of a financial guaranty insurance policy provided by various monoline insurance providers in order to achieve triple-A ratings on the securities issued in our securitization transactions. Most of the monoline insurers we have used in the past are still facing financial stress and have received rating agency downgrades due to risk exposures on insurance policies that guarantee mortgage debt and related structured products. As a result, there is limited demand for securities guaranteed by insurance policies.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors.

Our ability to make payments on or to refinance our indebtedness and to fund our operations depends on our ability to generate cash and our access to the capital markets in the future. These, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory, capital market conditions and other factors that are beyond our control.

We expect to continue to require substantial amounts of cash. Our primary cash requirements include the funding of:

•	loan purchases pending their securitization;

•	lease purchases;

•	credit enhancement requirements in connection with securitization and credit facilities;

•	interest and principal payments under our credit facilities and other indebtedness;

•	fees and expenses incurred in connection with the securitization and servicing of loans and leases and credit facilities;

•	ongoing operating expenses; and

•	capital expenditures.

We require substantial amounts of cash to fund our origination and securitization activities. Although we must fund certain credit enhancement requirements upon the closing of a securitization, we typically receive the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. We also incur transaction costs in connection with a securitization transaction. Accordingly, our strategy of securitizing our newly purchased receivables will require significant amounts of cash. Additionally, we expect to expand our business in 2012 to include dealer wholesale and commercial lending for GM dealers, activities that will require substantial amounts of cash to support, particularly until we are able to obtain credit facilities and create a securitization platform to help fund such receivables.

Our primary sources of future liquidity are expected to be:

•	payments on loans and leases not yet securitized;

•	distributions received from Trusts;

•	servicing fees;

•	borrowings under our credit facilities or proceeds from securitization transactions;

•	further issuances of other debt securities; and

•	borrowings on our unsecured line of credit with GM.

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

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our existing indebtedness.

We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of receivables transferred to Trusts, and our ability to enter into additional securitization transactions as well as other debt financings, which, to a certain extent, are subject to economic, financial, competitive, regulatory, capital markets and other factors beyond our control.

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

The degree to which we are leveraged creates risks, including:

•	we may be unable to satisfy our obligations under our outstanding indebtedness;

•	we may find it more difficult to fund future credit enhancement requirements, operating costs, tax payments, capital expenditures, or general corporate expenditures;

•

we may have to dedicate a substantial portion of our cash resources to payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and

•	we may be vulnerable to adverse general economic, capital markets and industry conditions.

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

Defaults and prepayments on contracts purchased or originated by us could adversely affect our operations.

Our financial condition, liquidity, and results of operations depend, to a material extent, on the performance of loans and leases in our portfolio. Obligors under contracts acquired or originated by us may default during the term of their loan or lease. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding contract balance and costs of recovery.

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

We also maintain a carrying value adjustment for finance receivables originated prior to October 1, 2010 (our “pre-acquisition finance receivables” portfolio), which includes future credit losses for these loans. Any incremental deterioration on loans in this group beyond the carrying value adjustment will result in an incremental allowance for loan losses being recorded. Improvements or resolutions will not be a direct offset to provisions or charge-offs, but will result in a transfer of the excess non-accretable discount to accretable yield, which will be recorded as finance charge income over the remaining life from the finance receivables.

We are required to deposit substantial amounts of the cash generated by our interests in securitizations sponsored by us to satisfy targeted credit enhancement requirements. An increase in defaults would reduce the cash flows generated by our interests in securitization transactions lengthening the period required to build targeted credit enhancement levels in the Trusts. Distributions of cash from the securitizations to us would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity. The targeted credit enhancement levels in future securitizations may also be increased, due to an increase in defaults and losses, further impacting our liquidity.

Consumer prepayments affect the amount of finance charge income we receive over the life of the loans. If prepayment levels increase for any reason and we are not able to replace the prepaid receivables with newly originated loans, we will receive less finance charge income and our results of operations may be adversely affected.

The negative performance of auto contracts in our portfolio could adversely affect our cash flow and servicing rights.

Portfolio Performance – Negative Impact on Cash Flows.    Generally, the form of agreements we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain specified limits on portfolio performance ratios (delinquency, cumulative default and cumulative net loss) on the receivables included in each Trust. If, at any measurement date, a portfolio performance ratio with respect to any Trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that Trust if a waiver was not obtained. During the period in which the specified portfolio performance ratio was exceeded, excess cash flows, if any, from the Trust would be used to fund additional credit enhancement up to the increased levels instead of being distributed to us, which would have an adverse effect on our cash flows and liquidity.

Our securitization transactions insured by some of our financial guaranty insurance providers are cross-collateralized to a limited extent. In the event of a shortfall in the original targeted credit enhancement requirement for any of these Trusts after a certain period of time, excess cash flows from other transactions insured by the same insurance provider would be used to satisfy the shortfall amount rather than be distributed to us.

Right to Terminate Servicing.    The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elected to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note indenture. Although we have never exceeded these additional targeted portfolio performance ratios, there can be no assurance that we will not exceed these additional targeted portfolio performance ratios in the future. If such targeted portfolio performance ratios are exceeded, or if we have breached our obligations under the servicing agreements, or if the financial guaranty insurance providers are required to make payments under a policy, or if certain bankruptcy or insolvency events were to occur then there can be no assurance that an event of default will not be declared and our servicing rights will not be terminated. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity, and results of operations.

Failure to implement our business strategy could adversely affect our operations.

Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective servicing and collection practices, continued investment in technology to support operating efficiency, implementation of floorplan and commercial lending programs for GM dealers and continued access to funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

There is a high degree of risk associated with sub-prime borrowers.

The majority of our origination and servicing activities involve sub-prime automobile receivables. Sub-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based pricing and other underwriting policies, and our servicing and collection methods, no assurance can be given that these criteria or methods will be effective in the future. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

Our profitability is dependent upon consumer demand for automobiles and automobile financing and the ability of consumers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, rising interest rates, weakening of the Canadian dollar and high unemployment.

General.    We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by increased unemployment rates, decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. Because we focus predominantly on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our finance charge income. While we seek to manage the higher risk inherent in financing sub-prime borrowers through the underwriting criteria and collection methods we employ, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial position, liquidity, results of operations and our ability to enter into future securitizations and future credit facilities.

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

Leased Vehicle Residual Values and Return Rates.    We project expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results.

Interest Rates.    Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our portfolio. As the level of interest rates change, our gross interest rate spread on new originations either increases or decreases since the rates charged on the contracts purchased from dealers are fixed rate and are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our financial position, liquidity, and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and may employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance however, that hedging strategies will mitigate the impact of increases in interest rates.

Foreign Currency Exchange Rates.    We are exposed to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates cannot always be predicted or hedged. As a result, unfavorable changes in the Canadian dollar could have an effect on our financial condition, liquidity, and results of operations.

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

A security breach or a cyber attack could adversely affect our business.

A security breach or cyber attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ personal information or contract information, or if we give third parties or our employees improper access to our customers’ personal information or contract information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to protect against security breaches and cyber attacks, but our failure to prevent such security breaches and cyber attacks could subject us to liability, decrease our profitability, and damage our reputation.

We are involved in and will likely continue to be party to litigation.

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material affect on our financial condition, liquidity, and results of operations.

We could be jointly and severally liable for certain pension obligations of our affiliate, GM Holdings.

Although we do not sponsor defined benefit pension plans for our employees, an affiliate of ours, GM Holdings sponsors U.S. defined benefit plans covering a portion of its U.S. employees and retirees. The GM Holdings plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and they are underfunded. ERISA, along with certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”), requires minimum funding contributions to these pension plans, and the Pension Benefit Guaranty

Corporation (“PBGC”) has the authority under certain circumstances to petition a court to terminate an underfunded pension plan. Under ERISA and the Code, we would be jointly and severally liable, together with GM Holdings, for the amount of the unfunded benefit liabilities resulting from a termination of one of these pension plans by the PBGC. In addition, a failure to make required minimum contributions or such a termination of a pension plan by the PBGC could result in liens imposed on our assets.

Regulation.    Reference should be made to Item 1. “Business – Regulation” for a discussion of regulatory risk factors.

Competition.    Reference should be made to Item 1. “Business – Competition” for a discussion of competitive risk factors.

ITEM 2.	PROPERTIES

Our executive offices are located at 801 Cherry Street, Suite 3500, Fort Worth, Texas, in an 86,000 square foot office space under a lease that expires in May 2019.

We also lease 46,000 square feet of office space in Charlotte, North Carolina under a lease expiring in June 2021, 89,000 square feet of office space in Peterborough, Ontario under a lease expiring in July 2019, 62,000 square feet of office space in Chandler, Arizona, under a lease expiring in August 2018 and 250,000 square feet of office space in Arlington, Texas, under a lease expiring in August 2017. We also own a 250,000 square foot servicing facility in Arlington, Texas. Our Canadian auto leasing operations are housed in a 37,000 square foot facility in Toronto, Ontario under a lease expiring in August 2014. Our regional credit centers are generally leased under agreements with original terms of three to seven years. Such facilities are typically located in a suburban office building and consist of between 3,000 and 15,000 square feet of space.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock previously traded on the New York Stock Exchange under the symbol ACF. Effective October 1, 2010 with the consummation of the Merger all of our issued and outstanding equity securities are owned by a single holder and there is no longer an established public trading market for our common stock. The information provided below represents the information for AmeriCredit Corp. for periods before the effective date of the Merger.

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

The table below summarizes selected financial information (dollars in thousands, except per share data). For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data. After the Merger, AmeriCredit Corp. (“Predecessor”) was renamed General Motors Financial Company, Inc. (‘Successor”) and the “Selected Financial Data” for periods preceding and succeeding the Merger have been derived from the consolidated financial statements of the Predecessor and the Successor, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect the application of “purchase accounting”.

	Successor				Predecessor
	Year Ended December 31, 2011		Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
						2010	2009	2008	2007
Operating Data
Finance charge income	$1,246,687		$264,347		$342,349	$1,431,319	$1,902,684	$2,382,484	$2,142,470
Other revenue	163,301		16,824		30,275	91,498	164,640	160,598	197,453

Total revenue	1,409,988		281,171		372,624	1,522,817	2,067,324	2,543,082	2,339,923

Impairment of goodwill								212,595
Net income (loss)	385,527		74,633		51,300	220,546	(10,889)	(82,369)	349,963
Basic earnings (loss) per share	(a	)	(a	)	0.38	1.65	(0.09)	(0.72)	2.94
Diluted earnings (loss) per share	(a	)	(a	)	0.37	1.60	(0.09)	(0.72)	2.65
Diluted weighted average shares	(a	)	(a	)	140,302,755	138,179,945	125,239,241	114,962,241	133,224,945
Other Data
Origination volume(b)	$6,071,560		$945,467		$959,004	$2,137,620	$1,285,091	$6,293,494	$8,454,600

	Successor		Predecessor
	December 31, 2011	December 31, 2010	June 30, 2010	June 30, 2009	June 30, 2008	June 30 2007
Balance Sheet Data
Cash and cash equivalents	$572,297	$194,554	$282,273	$193,287	$433,493	$910,304
Finance receivables, net	9,162,492	8,197,324	8,160,208	10,037,329	14,030,299	15,102,370
Leased vehicles, net	809,491	46,780	94,677	156,387	210,857	33,968
Total assets	13,042,920	10,918,738	9,881,033	11,958,327	16,508,201	17,762,999
Credit facilities	1,099,391	831,802	598,946	1,630,133	2,928,161	2,541,702
Securitization notes payable	6,937,841	6,128,217	6,108,976	7,426,687	10,420,327	11,939,447
Senior notes	500,000	70,054	70,620	91,620	200,000	200,000
Convertible senior notes	500	1,446	414,068	392,514	642,599	620,537
Total liabilities	9,119,882	7,388,630	7,480,609	9,851,019	14,542,939	15,606,407
Shareholder’s equity	3,923,038	3,530,108	2,400,424	2,107,308	1,965,262	2,156,592

(a)	As a result of the Merger, our common stock is owned by a single holder and is no longer publicly traded and earnings per share is no longer required.
(b)	The fiscal year ended December 31, 2011, three month period ended December 31, 2010 and fiscal years ended June 30, 2008 and 2007 include $986.8 million, $10.7 million, $218.1 million and $34.9 million of contracts purchased through our leasing programs in U.S. and Canada, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. Additionally, in December 2010, we began offering a lease product through General Motors Company (“GM”) franchised dealerships. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance contracts. As used herein, “loans” include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of contracts prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge and other income on the finance contracts and pay interest expense on borrowings under our credit facilities.

Through wholly owned subsidiaries, we periodically transfer receivables to securitization trusts (“Trusts”) that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts, as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once targeted credit enhancement requirements are reached and maintained, excess cash flows are distributed to us or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, we receive monthly base servicing fees and we collect other fees, such as late charges, as servicer for Trusts. For securitization transactions that involve the purchase of a financial guaranty insurance policy, credit enhancement requirements will increase if specified portfolio performance ratios are exceeded. Excess cash flows otherwise distributable to us from Trusts in which the portfolio performance ratios were exceeded and from other Trusts which may be subject to limited cross-collateralization provisions are accumulated in the Trusts until such higher levels of credit enhancement are reached and maintained. Senior subordinated securitizations typically do not utilize portfolio performance ratios.

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

General Motors Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of GM, and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger” or “acquisition”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly owned subsidiary of GM Holdings. Following the Merger, our name was changed to General Motors Financial Company, Inc. (“GM Financial”).

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle. As a result of this change, this Form 10-K reports our financial results for the three month transition period of July 1, 2010 through September 30, 2010, labeled “Predecessor” and the three month transition period of October 1, 2010 through December 31, 2010, labeled “Successor”. Due to the change in basis resulting from the application of purchase accounting, the results of operations of the Predecessor and Successor are not comparable. The years ended December 31, 2011, June 30, 2010 and 2009 reflect the twelve-month results of the respective fiscal year and are referred to herein as fiscal 2011, 2010 and 2009.

All references to “years”, “fiscal” and “fiscal year”, unless otherwise noted refer to the twelve month fiscal year, which prior to July 1, 2010, ended on June 30, and beginning January 1, 2011, ends on December 31 of each year.

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

Purchase Accounting

The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 13 – “Fair Values of Assets and Liabilities” to the consolidated financial statements for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.

The results of the purchase price allocation included an increase in the total carrying value of net finance receivables, medium term note facility payable, Wachovia funding facility payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as intangible assets. Management believes all material intangible assets have been identified.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount was $1.1 billion.

In accordance with the accounting for goodwill, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. See Note 1 – “Summary of Significant Accounting Policies – Goodwill” to the consolidated financial statements for additional information regarding goodwill. See Note 2 – “Financial Statement Effects of the Merger” to the consolidated financial statements for additional information of the purchase price allocation.

Finance Receivables and the Allowance for Loan Losses

Pre-Acquisition Finance Receivables

Finance receivables originated prior to the acquisition were adjusted to fair value at October 1, 2010. As a result of purchase accounting for the Merger, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. The fair value of the receivables was less than the principal amount of those receivables, thus resulting in a discount to par. This discount was attributable, in part, to estimate future credit losses that did not exist at the origination of the loans.

A non-accretable difference is the excess between contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) and the amount of cash flows, considering the impact of prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of prepayments, expected to be collected over the initial investment in the loans, which at October 1, 2010, was fair value.

As a result of purchase accounting for the Merger, we evaluated the common risk characteristics of the loan portfolio and split it into several pools. Once a pool of loans is assembled, the integrity of the pool is maintained. A loan is removed from a pool only if it is sold or paid in full, or the loan is written off. Our policy is to remove a written off loan individually from a pool based on comparing any amount received with its contractual amount. Any difference between these amounts is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full there is no release of the non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.

Any deterioration in the performance of the pre-acquisition receivables will result in an incremental provision for loan losses being recorded. Improvements in the performance of the pre-acquisition receivables which results in a significant increase in actual or expected cash flows will result first in the reversal of any incremental related allowance for loan losses and then in a transfer of the excess from the non-accretable difference to accretable yield, which will be recorded as finance charge income over the remaining life of the receivables.

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

A 10% and 20% increase in cumulative charge-offs on the post-acquisition portfolio over the loss confirmation period would increase the allowance for loan losses as of December 31, 2011, as follows (in thousands):

	10% increase	20% increase
Impact on allowance for loan losses	$17,876	$35,752

We believe that the allowance for loan losses is adequate to cover probable losses inherent in our post-acquisition receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Net credit losses, which is the sum of the write-offs of contractual amounts on the pre-acquisition portfolio and the charge-offs on the post-acquisition portfolio, is a non-Generally Accepted Accounting Principle (“GAAP”) measure. See “Credit Quality – Credit Losses – non-GAAP measure” for a reconciliation of charge-offs to total credit losses on the combined portfolio.

Valuation of Automobile Lease Assets and Residuals

We have investments in leased vehicles recorded as operating leases. In accounting for operating leases, we must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish residual values by using independently published residual values. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. We periodically perform a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, we evaluate the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any adjustments would result in a change in the depreciation rate of the lease asset.

In addition to estimating the residual value at lease termination, we must also evaluate the carrying value of the operating lease assets and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. There have been no such impairment charges since we reentered the lease market in late 2010.

Our depreciation methodology on operating lease assets considers our expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (a) estimated market value information obtained and used by management in estimating residual values, (b) proper identification and estimation of business conditions, (c) our remarketing abilities, and (d) vehicle and marketing programs of our parent company. Changes in these assumptions could have a significant impact on the value of the lease residuals.

Income Taxes

We are subject to income tax in the United States and Canada. We file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. In some state, local, and federal taxing jurisdictions where filing a separate income tax return is mandated, we continue to file separately. In the ordinary course of our business, there may be transactions, calculations, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for estimated tax results based on the requirements of the accounting for uncertainty in income taxes. Management believes that the estimates it uses are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimated results or if we adjust these assumptions in the future, which could materially impact the effective tax rate, earnings, accrued tax balances and cash.

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

As a result of the Merger, our results of operations for tax purposes became a part of GM’s consolidated federal tax return as of and subsequent to October 1, 2010. However, we continue to account for income taxes on a separate return basis. Accordingly, we account for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. As of December 31, 2011, a difference of $0.5 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our consolidated financial statements through additional paid-in capital. As of December 31, 2011, we have an intercompany payable of $300.3 million to GM.

PRESENTATION AND ANALYSIS OF RESULTS

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and the and accompanying notes included elsewhere in this report. The results of operations are presented for five periods: fiscal 2011 and the three months ended December 31, 2010 (“Successor”), and the three months ended September 30, 2010 and fiscals 2010 and 2009 (“Predecessor”).

RESULTS OF OPERATIONS

Year Ended December 31, 2011 – Successor

Finance Receivables

A summary of our finance receivables is as follows (in thousands):

Successor
Year Ended December 31,	2011
Pre-acquisition finance receivables, carrying value, beginning of period	$7,299,963
Post-acquisition finance receivables, beginning of period	923,713

8,223,676

Loans purchased	5,084,800
Charge-offs	(66,080)
Principal collections and other	(3,418,088)
Change in carrying value adjustment on the pre-acquisition finance receivables	(483,048)

Balance at end of period	$9,341,260

The average new loan size was $20,697 for fiscal 2011. The average annual percentage rate for finance receivables purchased during fiscal 2011 was 14.6%.

Leased Vehicles

A summary of our leased vehicles is as follows (in thousands):

Successor
Year Ended December 31,	2011
Balance at beginning of period	$51,515
Leased vehicles purchased	1,000,200
Leased vehicles returned – end of term	(28,723)
Leased vehicles returned – default	(1,139)
Manufacturer incentives	(126,520)
Foreign currency translation	(8,377)

Balance at end of period	$886,956

Average Earning Assets

Average earning assets are as follows (in thousands):

Successor
Year Ended December 31,	2011
Average finance receivables(a)	$9,112,464
Average leased vehicles, net	428,136

Average earning assets	$9,540,600

(a)	Average finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as derived from the consolidated statements of operations and comprehensive operations is as follows (in thousands):

Successor
Year Ended December 31,	2011
Finance charge income	$1,246,687
Other income	163,301
Interest expense	(204,170)

Net margin	$1,205,818

Net margin as a percentage of average earning assets is as follows:

Successor
Year Ended December 31,	2011
Finance charge income and other income	14.8%
Interest expense	(2.2)

Net margin as a percentage of average earning assets	12.6%

Revenue

Finance charge income was $1,246.7 million for fiscal 2011. The effective yield on our finance receivables was 13.7% for fiscal 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables. The effective yield, as a percentage of average finance receivables, is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status and because the accretable yield is lower than the contractual rate.

Other income consists of the following (in thousands):

Successor
Year Ended December 31,	2011
Leasing income	$97,676
Investment income	1,471
Late fees and other income	64,154

$163,301

Costs and Expenses

Operating Expenses

Operating expenses were $338.5 million for fiscal 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 75.0% of total operating expenses for fiscal 2011.

Operating expenses as a percentage of average earning assets were 3.5% for fiscal 2011.

Leased Vehicle Expenses

Leased vehicle expenses were $67.1 million for fiscal 2011. Our leased vehicle expenses are predominately related to depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for fiscal 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $178.4 million for fiscal 2011. As a percentage of average post-acquisition finance receivables, the provision for loan losses was 2.0% for fiscal 2011.

Interest Expense

Interest expense was $204.2 million for fiscal 2011. As a result of the Merger, items that were being amortized to interest expense such as the discount associated with the accounting for convertible debt instruments and fees associated with our securitization notes payable and credit facilities were eliminated as part of purchase accounting entries. Interest expense was also affected by $67.0 million in amortization relating to the purchase accounting premium. Average debt outstanding was $7.6 billion for fiscal 2011. Our effective rate of interest expense on our debt was 2.7% for fiscal 2011.

Taxes

Our effective income tax rate was 38.0% for fiscal 2011.

Other Comprehensive Loss

Other comprehensive loss consisted of the following (in thousands):

Successor
Year Ended December 31,	2011
Unrealized gains on cash flow hedges	$2,852
Foreign currency translation adjustment	(10,981)
Income tax expense	(1,046)

$(9,175)

Cash Flow Hedges

Unrealized gains on cash flow hedges consisted of the following (in thousands):

Successor
Year Ended December 31,	2011
Unrealized losses related to changes in fair value	$(50)
Reclassification of net unrealized losses into earnings	2,902

$2,852

Unrealized losses related to changes in fair value for fiscal 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.

Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.

Canadian Currency Translation Adjustment

Canadian currency translation adjustment losses of $11.0 million for fiscal 2011 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates.

Three Months Ended December 31, 2010 – Successor

Finance Receivables

A summary of our finance receivables is as follows (in thousands):

Successor
Three Months Ended December 31,	2010
Pre-acquisition finance receivables, carrying value, beginning of period	$8,230,743
Loans purchased	934,812
Principal collections and other	(763,883)
Change in carrying value adjustment on the pre-acquisition finance receivables	(177,996)

Balance at end of period	$8,223,676

The average new loan size was $19,550 for the three months ended December 31, 2010. The average annual percentage rate for finance receivables purchased during the three months ended December 31, 2010 was 15.2%.

Leased Vehicles

A summary of our leased vehicles is as follows (in thousands):

Successor
Three Months Ended December 31,	2010
Balance at beginning of period	$54,730
Leased vehicles purchased	11,371
Leased vehicles returns – end of term	(14,041)
Leased vehicles returns – default	(545)

Balance at end of period	$51,515

Average Earning Assets

Average earning assets are as follows (in thousands):

Successor
Three Months Ended December 31,	2010
Average finance receivables(a)	$8,679,506
Average leased vehicles, net	50,144

Average earning assets	$8,729,650

(a)	Average finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and leased vehicles and the cost to fund the assets as well as the cost of debt incurred for general corporate purposes.

Our net margin as derived from the consolidated statements of operations and comprehensive operations is as follows (in thousands):

Successor
Three Months Ended December 31,	2010
Finance charge income	$264,347
Other income	16,824
Interest expense	(36,684)

Net margin	$244,487

Net margin as an annualized percentage of average earning assets is as follows:

Successor
Three Months Ended December 31,	2010
Finance charge income and other income	12.8%
Interest expense	(1.7)

Net margin as an annualized percentage of average earning assets	11.1%

Revenue

Finance charge income was $264.3 million for the three months ended December 31, 2010. The effective yield on our finance receivables was 12.1% for the three months ended December 31, 2010. The effective yield, as a percentage of average finance receivables, is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status and because the accretable yield is lower than the contractual rate.

Other income consists of the following (in thousands):

Successor
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

Operating expenses as an annualized percentage of average earning assets were 3.2% for the three months ended December 31, 2010.

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

Interest Expense

Interest expense was $36.7 million for the three months ended December 31, 2010. As a result of the Merger, items that were being amortized to interest expense such as the discount associated with the accounting for convertible debt instruments and fees associated with our securitization notes payable and credit facilities were eliminated as part of purchase accounting entries. Interest expense was also affected by $27.1 million in amortization relating to the purchase accounting premium. Average debt outstanding was $7.3 billion for the three months ended December 31, 2010. Our effective rate of interest expense on our debt was 2.0% for the three months ended December 31, 2010.

Acquisition Expenses

Acquisition expenses for the three months ended December 31, 2010 of $16.3 million primarily represent advisory, legal and professional fees and other costs related to the Merger with GM.

Taxes

Our effective income tax rate was 42.3% for the three months ended December 31, 2010.

Other Comprehensive Income

Other comprehensive income consisted of the following (in thousands):

Successor
Three Months Ended December 31,	2010
Unrealized losses on cash flow hedges	$(412)
Foreign currency translation adjustment	1,819
Income tax benefit	151

$1,558

Cash Flow Hedges

Unrealized losses on cash flow hedges consisted of the following (in thousands):

Successor
Three Months Ended December 31,	2010
Unrealized losses related to changes in fair value	$(464)
Reclassification of net unrealized losses into earnings	52

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $1.8 million for the three months ended December 31, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates.

Three Months Ended September 30, 2010 as compared to Three Months Ended September 30, 2009 – Predecessor

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

	Predecessor
Three Months Ended September 30,	2010	2009
Balance at beginning of period	$8,733,518	$10,927,969
Loans purchased	959,004	229,073
Charge-offs	(217,520)	(379,562)
Principal collections and other	(799,427)	(756,447)

Balance at end of period	$8,675,575	$10,021,033

The increase in loans purchased during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to our establishing higher loan origination goals as a result of improved access to the securitization markets, improving portfolio credit trends and a stabilizing economic environment. The decrease in liquidations and other resulted primarily from reduced average finance receivables.

The average new loan size increased to $19,065 for the three months ended September 30, 2010, from $16,331 for the three months ended September 30, 2009, resulting from an increase in new car loans financed under the GM subvention program initiated in September 2009. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2010, decreased to 15.8% from 19.1% during the three months ended September 30, 2009 as a result of lower costs of funds passed through in the form of lower rates as well as lower rates on loans originated under the GM subvention program.

Leased Vehicles

A summary of our leased vehicles is as follows (in thousands):

	Predecessor
Three Months Ended September 30,	2010	2009
Balance at beginning of period	$190,300	$239,646
Leased vehicles returns – end of term	(75,986)	(2,466)
Leased vehicles returns – default	(850)	(1,144)

Balance at end of period	$113,464	$236,036

Average Earning Assets

Average earning assets are as follows (in thousands):

	Predecessor
Three Months Ended September 30,	2010	2009
Average finance receivables	$8,718,310	$10,482,453
Average leased vehicles, net	74,704	150,103

Average earning assets	$8,793,014	$10,632,556

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as reflected on the consolidated statements of operations and comprehensive operations is as follows (in thousands):

	Predecessor
Three Months Ended September 30,	2010	2009
Finance charge income	$342,349	$389,796
Other income	30,275	23,488
Interest expense	(89,364)	(130,148)

Net margin	$283,260	$283,136

Net margin as an annualized percentage of average earning assets is as follows:

	Predecessor
Three Months Ended September 30,	2010	2009
Finance charge income and other income	16.8%	15.4%
Interest expense	(4.0)	(4.8)

Net margin as an annualized percentage of average earning assets	12.8%	10.6%

The increase in net margin as an annualized percentage of average earning assets for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was mainly due to higher annual percentage rates for finance receivables purchased in calendar year 2008 and 2009, reduced interest costs as a result of declining leverage and lower interest rates on securitizations completed in fiscal 2010 and the three months ended September 30, 2010.

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

Operating expenses as an annualized percentage of average earning assets were 3.1% for the three months ended September 30, 2010 as compared to 2.6% for the three months ended September 30, 2009. The increase in operating expenses as an annualized percentage of average earning assets primarily resulted from the impact of a decreasing portfolio on our fixed cost base and higher origination staffing to support increased origination levels.

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

Acquisition Expenses

Acquisition expenses for the three months ended September 30, 2010 of $42.7 million primarily represent change of control payments to our executive officers, advisory, legal and professional fees and other costs related to the Merger with GM.

Taxes

Our effective income tax rate was 43.4% and 44.3% for the three months ended September 30, 2010 and 2009, respectively. The September 30, 2010 effective tax rate was negatively impacted primarily by the nondeductibility of change of control payments to our executive officers related to the Merger with GM. The September 30, 2009 effective tax rate was negatively impacted primarily by state income tax rates and adjustments to state deferred tax assets and liabilities.

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $2.1 million and $6.9 million for the three months ended September 30, 2010 and 2009, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates during the three months ended September 30, 2010 and 2009.

Year Ended June 30, 2010 as compared to Year Ended June 30, 2009 – Predecessor

Changes in Finance Receivables

A summary of changes in our finance receivables is as follows (in thousands):

	Predecessor
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

Leased Vehicles

A summary of our leased vehicles is as follows (in thousands):

	Predecessor
Three Months Ended June 30,	2010	2009
Balance at beginning of period	$239,646	$248,075
Leased vehicle returns end of term	(45,040)	(5,407)
Leased vehicle returns default	(4,306)	(3,022)

Balance at end of period	$190,300	$239,646

Average Earning Assets

Average earning assets are as follows (in thousands):

	Predecessor
Three Months Ended June 30,	2010	2009
Average finance receivables	$9,495,125	$13,001,773
Average leased vehicles, net	125,532	183,622

Average earning assets	$9,620,657	$13,185,395

Net Margin

Net margin is the difference between finance charge and other income earned on our receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

Our net margin as derived from the consolidated statements of operations and comprehensive operations is as follows (in thousands):

	Predecessor
Years Ended June 30,	2010	2009
Finance charge income	$1,431,319	$1,902,684
Other income	91,215	116,488
Interest expense	(457,222)	(726,560)

Net margin	$1,065,312	$1,292,612

Net margin as a percentage of average earning assets is as follows:

	Predecessor
Years Ended June 30,	2010	2009
Finance charge income and other income	15.8%	15.3%
Interest expense	(4.7)	(5.5)

Net margin as a percentage of average earning assets	11.1%	9.8%

The increase in net margin as a percentage of average earning assets for fiscal 2010, as compared to fiscal 2009, was mainly due to higher annual percentage rates for finance receivables purchased since mid calendar year 2008, reduced interest costs as a result of declining leverage and lower interest rates on securitizations completed in fiscal 2010. Interest expense in fiscal 2009 was also adversely impacted by warrant costs and commitment fees associated with a forward purchase agreement that terminated in fiscal 2009.

Revenue

Finance charge income decreased by 24.8% to $1,431.3 million for fiscal 2010 from $1,902.7 million for fiscal 2009, primarily due to the decrease in average finance receivables. The effective yield on our finance receivables increased to 15.1% for fiscal 2010 from 14.6% for fiscal 2009. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables and is lower than the contractual rates of our auto finance contracts due to finance receivables in nonaccrual status.

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

Operating expenses as a percentage of average earning assets increased to 3.0% for fiscal 2010, as compared to 2.3% for fiscal 2009. The increase in operating expenses as a percentage of average finance receivables primarily resulted from the impact of a decreasing portfolio on our fixed cost base and higher loan origination staffing to support increased origination levels.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following (in thousands):

	Predecessor
Years Ended June 30,	2010	2009
Unrealized gains (losses) on cash flow hedges	$43,306	$(26,871)
Foreign currency translation adjustment	8,230	750
Income tax (provision) benefit	(18,567)	11,426

	$32,969	$(14,695)

Cash Flow Hedges

Unrealized gains (losses) on cash flow hedges consisted of the following (in thousands):

	Predecessor
Years Ended June 30,	2010	2009
Unrealized losses related to changes in fair value	$(36,761)	$(109,115)
Reclassification of net unrealized losses into earnings	80,067	82,244

	$43,306	$(26,871)

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

Canadian Currency Translation Adjustment

Canadian currency translation adjustment gains of $8.2 million and $0.7 million for fiscal 2010 and 2009, respectively, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates.

CREDIT QUALITY

We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and credit losses.

The following table presents certain data related to the receivables portfolio (dollars in thousands):

	Successor
	December 31, 2011	December 31, 2010
Pre-acquisition finance receivables – outstanding balance	$4,366,075	$7,724,188
Pre-acquisition carrying value adjustment	(338,714)	(424,225)

Pre-acquisition finance receivables – carrying value	4,027,361	7,299,963
Post-acquisition finance receivables, net of fees	5,313,899	923,713
Allowance for loan losses	(178,768)	(26,352)

Total finance receivables, net	$9,162,492	$8,197,324

Number of outstanding contracts	727,684	757,148

Average carrying amount of outstanding contract (in dollars)(a)	$13,302	$11,422

Allowance for loan losses as a percentage of post-acquisition receivables	3.4%	2.9%

(a)	Average carrying amount of outstanding contract consists of pre-acquisition finance receivables – outstanding balance and post-acquisition finance receivables, net of fees divided by number of outstanding contracts.

Delinquency

The following is a summary of finance receivables (based upon contractual amount due, which is not materially different than recorded investment) that are (a) more than 30 days delinquent, but not yet in repossession, and (b) in repossession, but not yet charged off (dollars in thousands):

	Successor
	December 31, 2011		December 31, 2010
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$517,083	5.3%	$535,263	6.2%
Greater-than-60 days	181,691	1.9	211,588	2.4

	698,774	7.2%	746,851	8.6%
In repossession	26,824	0.3%	28,076	0.3%

	$725,598	7.5%	$774,927	8.9%

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

Contracts receiving a payment deferral (based on contractual amount due) as an average quarterly percentage of average receivables outstanding were 5.3%, 6.2%, 6.1%, 7.3%, and 7.8% for fiscal 2011, the three months ended December 31, 2010, the three months ended September 30, 2010, and for fiscal 2010 and 2009, respectively. Deferment levels have generally trended down since fiscal 2009 as a result of the stabilization of economic conditions.

The following is a summary of total deferrals as a percentage of total finance receivables, net (both pre-acquisition and post-acquisition) outstanding:

	Successor
	December 31, 2011	December 31, 2010
Never deferred	78.1%	71.9%
Deferred:
1-2 times	15.3	18.5
3-4 times	6.5	9.5
Greater than 4 times	0.1	0.1

Total deferred	21.9	28.1

Total	100.0%	100.0%

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) , A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, (“2011-02”), which became effective for us during the period ended September 30, 2011. 2011-02 provides evaluation criteria for whether a restructuring constitutes a troubled debt restructuring. 2011-02 is intended to assist creditors in determining whether a modification of the terms of a loan meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. We have concluded a loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. We have concluded a loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, multiple deferments would be considered troubled debt restructurings and the loan impaired under the guidance of 2011-02. Accounts in Chapter 13 bankruptcy could also be considered troubled debt restructurings. As a result of adopting 2011-02, we assessed deferments granted on or after October 1, 2010, or accounts in the post-acquisition portfolio to identify any that qualified as troubled debt restructurings. The pre-acquisition portfolio is excluded from the provisions of 2011-02 since expected future credit losses were recognized in the purchase accounting for that portfolio. At December 31, 2011, the number of accounts in the post-acquisition portfolio that would be considered troubled debt restructurings is insignificant.

Credit Losses – non-GAAP measure

We analyze portfolio performance of both the pre-acquisition and post-acquisition portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, credit losses, on a combined basis, facilitates comparisons of current and historical results.

The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Charge-offs	$66,080		$217,520	$1,249,298	$1,659,099
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	568,558	$221,046

Total credit losses on the combined portfolio(a)	$634,638	$221,046	$217,520	$1,249,298	$1,659,099

(a)	Total credit losses is comprised of the sum of repossession credit losses and mandatory credit losses.

The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our finance receivables portfolio (dollars in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Finance receivables:
Repossession credit losses	$638,462	$219,665	$211,426	$1,232,318	$1,573,006
Less: Recoveries	(345,605)	(100,904)	(98,081)	(543,910)	(626,245)
Mandatory credit losses(a)	(3,824)	1,381	6,094	16,980	86,093

Net credit losses	$289,033	$120,142	$119,439	$705,388	$1,032,854

Net annualized credit losses as a percentage of average finance receivables(b):	3.2%	5.5%	5.4%	7.4%	7.9%

Recoveries as a percentage of gross repossession credit losses:	54.1%	45.9%	46.4%	44.1%	39.8%

(a)	Mandatory credit losses represent accounts 120 days delinquent that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.
(b)	Average finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.

While the accounting related to charge-offs has been impacted by the application of purchase accounting, the dollar amount and percentage of net credit losses is comparable between the pre-acquisition and the post-acquisition portfolios. Net credit losses as a percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic conditions. Net credit losses have generally trended down since fiscal 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.

Leased Vehicles

We primarily provide funding for leased vehicles to prime quality customers, and, therefore, anticipate a corresponding low level of delinquencies and charge-offs. At December 31, 2011, 99.6% of our leases were current with respect to payment status.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of cash have been finance charge and other income, servicing fees, distributions from Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and issuance of senior notes and other debt securities. Our primary uses of cash have been purchases of finance receivables and leased vehicles, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

We used cash of $5,020.6 million, $947.3 million, $940.8 million, $2,090.6 million and $1,280.3 million for the purchase of finance receivables for fiscal 2011, the three months ended December 31, 2010, the three months ended September 30, 2010, and for fiscal 2010 and 2009, respectively. We used cash of $857.1 million and $10.7 million for the purchase of leased vehicles during fiscal 2011 and the three months ended December 31, 2010. Generally, these purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables and leased vehicles through securitization transactions.

Liquidity

Our available liquidity consists of the following (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Cash and cash equivalents	$572,297	$194,554
Borrowing capacity on unpledged eligible assets	681,161	272,257
Borrowing capacity on GM revolving credit facility	300,000	300,000

Total	$1,553,458	$766,811

The increase in liquidity at December 31, 2011 is primarily a result of the proceeds from the issuance of $500 million of senior notes in June 2011. Our current level of liquidity is considered sufficient to meet our obligations.

Credit Facilities

In the normal course of business, in addition to using our available cash, we pledge receivables to and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.

As of December 31, 2011, our credit facilities consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,000,000	$621,257
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	589,246	181,314
GM revolving credit facility(d)	300,000
Medium term note facility(e)		293,528
Wachovia funding facility(f)		3,292

		$1,099,391

(a)	In May 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	In January 2012, the facility was renewed for an additional one year term. In January 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2018 when any remaining amount outstanding will be due and payable.
(c)

In July 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2018 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million and the advances outstanding amount represents C$184.6 million at December 31, 2011.
(d)	In September 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 2012.
(e)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(f)	Advances under the Wachovia funding facility are currently secured by $3.4 million of asset-backed securities issued in the AmeriCredit Automobile Receivables Trust (“AMCAR”) 2008-1 securitization transaction. Subsequent to December 31, 2011, this facility was paid off.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during fiscal 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.56%	$296,576	$826,859
Lease warehouse facility – U.S.	1.60%	24,027	182,749
Lease warehouse facility – Canada(a)	2.69%	40,849	181,314

(a)	Average amount outstanding and maximum amount outstanding represents C$41.6 million and C$184.6 million, respectively.

We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, generally contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the syndicated warehouse facility, restrict our ability to obtain additional borrowings. As of December 31, 2011, we were in compliance with all covenants in our credit facilities.

Senior Notes

In June 2011, we issued $500 million of 6.75% senior notes which are due in June 2018 with interest payable semiannually. On July 1, 2011, proceeds of $71 million from this offering were used to redeem all of our outstanding 8.50% senior notes due in 2015. The 6.75% senior notes are guaranteed solely by AmeriCredit Financial Services, Inc., our principal operating subsidiary and none of our other subsidiaries are guarantors of the notes. See Note 25 – “Guarantor Consolidating Financial Statements” to the consolidated financial statements for further discussion.

Contractual Obligations

The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending December 31,	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$14,612	$14,773	$14,318	$12,511	$11,351	$20,831	$88,396
Syndicated warehouse facility	621,257						621,257
Medium term note facility	293,311						293,311
Wachovia funding facility	3,292						3,292
Lease warehouse facility – Canada(a)	181,314						181,314
Securitization notes payable	3,163,788	1,480,781	1,022,762	720,184	422,093	86,117	6,895,725
Senior notes						500,000	500,000
Convertible senior notes		500					500
Total expected interest payments(b)	193,114	134,510	101,214	71,056	45,827	48,958	594,679

Total	$4,470,688	$1,630,564	$1,138,294	$803,751	$479,271	$655,906	$9,178,474

(a)	Amount represents C$184.6 million.
(b)	Interest expense is calculated based on London Interbank Offered Rates (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus the respective credit spreads and specified fees associated with the medium term note facility, the coupon rate for the senior notes and convertible senior notes and a fixed rate of interest for our securitization notes payable. Interest expense on the floating rate tranches of the securitization notes payable is converted to a fixed rate based on the floating rate plus any expected hedge payments.

We adopted the provisions of accounting for uncertain tax positions on July 1, 2007. As of December 31, 2011, we had liabilities associated with uncertain tax positions of $79.4 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

Securitizations

We have completed 78 securitization transactions through December 31, 2011, excluding Trusts entered into by Bay View Acceptance Corporation (“BVAC”) and Long Beach Acceptance Corporation (“LBAC”) prior to their acquisition by us. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Transaction	Date	Original Amount	Note Balance at December 31, 2011
2006-R-M	May 2006	$1,200.0	$63.3
2007-A-X	January 2007	1,200.0	93.7
2007-B-F	April 2007	1,500.0	143.9
2007-1 (APART)	May 2007	1,000.0	87.1
2007-C-M	July 2007	1,500.0	188.4
2007-D-F	September 2007	1,000.0	142.2
2007-2-M (APART)	October 2007	1,000.0	138.4
2008-A-F	May 2008	750.0	145.8
2008-1(a)	October 2008	500.0	8.3
2008-2	November 2008	500.0	17.1
2009-1	July 2009	725.0	223.3
2009-1 (APART)	October 2009	227.5	74.2
2010-1	February 2010	600.0	266.0
2010-A	March 2010	200.0	99.6
2010-2	May 2010	600.0	302.5
2010-B	August 2010	200.0	118.2
2010-3	September 2010	850.0	546.0
2010-4	November 2010	700.0	424.2
2011-1	January 2011	800.0	579.5
2011-2	April 2011	950.0	705.9
2011-3	June 2011	1,000.0	814.2
2011-4	September 2011	900.0	838.2
2011-5	November 2011	900.0	875.4

Total active securitizations		$18,802.5	$6,895.4

Purchase accounting premium			42.4

			$6,937.8

(a)	Note balance does not include $3.4 million of asset-backed securities pledged to the Wachovia funding facility. Subsequent to December 31, 2011, this facility was paid off.

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

Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In January 2012, we closed a $1.0 billion public senior subordinated securitization transaction, AMCAR 2012-1, that has initial cash deposit and overcollateralization requirements of 7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at rates we consider acceptable.

The second type of securitization structure that we last utilized in August 2010, involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies. We do not anticipate utilizing this structure for the foreseeable future.

Cash flows related to securitization transactions were as follows (in millions):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Initial credit enhancement deposits:
Restricted cash	$96.6	$14.9	$23.3	$53.9	$25.8
Overcollateralization	277.6	42.7	114.3	490.8	289.1
Net distributions from Trusts	852.4	216.0	110.9	424.2	429.5

The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of December 31, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in market interest rates impact our credit facilities and securitization transactions. Our gross interest rate spread, which is the difference between interest and other income earned on our finance contracts and interest paid, is affected by changes in interest rates as a result of our dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund our purchases of contracts.

Credit Facilities

Finance contracts purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated “cap” or “strike” rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the “cap” or “strike” rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.

Securitizations

The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of finance contracts to Trusts.

In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various LIBOR and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our Trusts to a fixed rate (“pay rate”) and receive a floating or variable rate (“receive rate”), thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of operations and comprehensive operations.

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

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2011 (dollars in thousands):

Years Ending December 31,	2012	2013	2014	2015	2016	Thereafter	Fair Value
Assets:
Finance receivables
Principal amounts	$3,889,053	$2,571,226	$1,531,495	$946,448	$547,500	$264,992	$9,385,851
Weighted average annual percentage rate	15.19%	15.04%	14.87%	14.71%	14.52%	14.60%
Interest rate swaps
Notional amounts	$485,553	$24,008					$2,004
Average pay rate	1.44%	1.17%
Average receive rate	0.43%	0.84%
Interest rate caps purchased
Notional amounts	$251,628	$258,619	$382,510	$319,170	$134,657	$166,209	$4,548
Average strike rate	4.00%	3.94%	3.71%	3.71%	3.50%	3.11%
Liabilities:
Credit facilities
Principal amounts	$1,099,174						$1,099,113
Weighted average effective interest rate	1.88%
Securitization notes payable
Principal amounts	$3,163,788	$1,480,781	$1,022,762	$720,184	$422,093	$86,117	$6,945,865
Weighted average effective interest rate	2.94%	3.51%	4.05%	4.58%	5.18%	3.64%
Senior notes
Principal amounts						$500,000	$510,000
Weighted average effective interest rate						6.75%
Convertible senior notes
Principal amounts		$500					$500
Weighted average effective coupon interest rate		2.125%
Interest rate swaps
Notional amounts	$485,553	$24,008					$6,440
Average pay rate	1.44%	1.17%
Average receive rate	0.43%	0.84%
Interest rate caps sold
Notional amounts	$209,691	$258,619	$382,510	$319,170	$134,657	$166,209	$4,768
Average strike rate	4.05%	3.94%	3.71%	3.71%	3.50%	3.11%

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

Recent Accounting Pronouncements

In April 2011, ASU 2011-03 (“2011-03”), Reconsideration of Effective Control for Repurchase Agreements, was issued effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. This guidance amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. We are currently evaluating the impact that 2011-03 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2011, ASU (“2011-05”), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, ASU (“2011-12”) was issued deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB. The adoption of 2011-05 will not have an impact on our consolidated financial position, results of operations and cash flows.

In September 2011, ASU (“2011-08”), Testing Goodwill for Impairment, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. We adopted ASU 2011-08 effective October 1, 2011. The adoption of 2011-08 did not have an impact on our consolidated financial position, results of operations and cash flows.

In December 2011, ASU (“2011-11”), Disclosures about Offsetting Assets and Liabilities, was issued effective for interim and annual periods beginning January 1, 2013. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (a) offset in accordance with existing guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. We do not expect the adoption of 2011-11 to have an impact on our consolidated financial position, results of operations and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor
	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$572,297	$194,554
Finance receivables, net	9,162,492	8,197,324
Restricted cash – securitization notes payable	919,283	926,082
Restricted cash – credit facilities	136,556	131,438
Property and equipment, net	47,440	47,290
Leased vehicles, net	809,491	46,780
Deferred income taxes	108,684	157,884
Goodwill	1,107,982	1,094,923
Intercompany subvention receivable	37,447	8,149
Other assets	141,248	114,314

Total assets	$13,042,920	$10,918,738

Liabilities and Shareholder’s Equity
Liabilities:
Credit facilities	$1,099,391	$831,802
Securitization notes payable	6,937,841	6,128,217
Senior notes	500,000	70,054
Convertible senior notes	500	1,446
Accounts payable and accrued expenses	185,159	97,169
Taxes payable	85,477	160,712
Intercompany taxes payable	300,306	42,214
Interest rate swap and cap agreements	11,208	57,016

Total liabilities	9,119,882	7,388,630

Commitments and contingencies (Note 14)

Shareholder’s equity:
Common stock, $.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,470,495	3,453,917
Accumulated other comprehensive (loss) income	(7,617)	1,558
Retained earnings	460,160	74,633

Total shareholder’s equity	3,923,038	3,530,108

Total liabilities and shareholder’s equity	$13,042,920	$10,918,738

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(dollars in thousands, except per share data)

	Successor				Predecessor
	For the Year Ended December 31, 2011		Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30,
						2010	2009
Revenue
Finance charge income	$1,246,687		$264,347		$342,349	$1,431,319	$1,902,684
Other income	163,301		16,824		30,275	91,215	116,488
Gain on retirement of debt						283	48,152

	1,409,988		281,171		372,624	1,522,817	2,067,324

Costs and expenses
Operating expenses	338,540		70,441		68,855	288,791	308,803
Leased vehicles expenses	67,088		2,106		6,539	34,639	47,880
Provision for loan losses	178,372		26,352		74,618	388,058	972,381
Interest expense	204,170		36,684		89,364	457,222	726,560
Restructuring charges, net					(39)	668	11,847
Acquisition expenses			16,322		42,651

	788,170		151,905		281,988	1,169,378	2,067,471

Income (loss) before income taxes	621,818		129,266		90,636	353,439	(147)
Income tax provision	236,291		54,633		39,336	132,893	10,742

Net income (loss)	385,527		74,633		51,300	220,546	(10,889)

Other comprehensive (loss) income
Unrealized gains (losses) on cash flow hedges	2,852		(412)		6,255	43,306	(26,871)
Foreign currency translation adjustment	(10,981)		1,819		2,055	8,230	750
Income tax (provision) benefit	(1,046)		151		(3,027)	(18,567)	11,426

Other comprehensive (loss) income	(9,175)		1,558		5,283	32,969	(14,695)

Comprehensive income (loss)	$376,352		$76,191		$56,583	$253,515	$(25,584)

Earnings (loss) per share
Basic	(a	)	(a	)	$0.38	$1.65	$(0.09)

Diluted	(a	)	(a	)	$0.37	$1.60	$(0.09)

Weighted average shares
Basic	(a	)	(a	)	135,232,827	133,845,238	125,239,241

Diluted	(a	)	(a	)	140,302,755	138,179,945	125,239,241

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(dollars in thousands)

	Successor				Predecessor
	For the Year Ended December 31, 2011		Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30,
						2010	2009
Common Stock Shares
Balance at the beginning of period		500		500	136,856,360	134,977,812	118,766,250
Common stock issued on exercise of options					17,312	837,411	131,654
Common stock issued on the retirement of debt							15,122,670
Common stock issued on exercise of warrants					438,112
Common stock cancelled – restricted stock							(47,000)
Common stock issued for employee benefit plans					439,580	1,041,137	1,004,238

Balance at the end of period		500		500	137,751,364	136,856,360	134,977,812

Common Stock Amount
Balance at the beginning of period	$		$		$1,369	$1,350	$1,188
Common stock issued on exercise of options						8	1
Common stock issued on exercise of warrants					4
Common stock issued on the retirement of debt							151
Common stock issued for employee benefit plans					5	11	10

Balance at the end of period	$		$		$1,378	$1,369	$1,350

Additional Paid-in Capital
Balance at the beginning of period		$3,453,917		$3,453,917	$327,095	$284,961	$134,064
Common stock issued on exercise of options					282	11,597	1,053
Common stock issued on the retirement of debt							90,830
Income tax benefit from exercise of options, warrants and amortization of convertible note hedges					3,395	9,434	10,678
Common stock issued on exercise of warrants					(4)
Common stock issued for employee benefit plans					1,851	4,020	(11,029)
Cash settlement of share based awards					(16,062)
Stock based compensation expense		17,106			5,019	15,115	14,264
Amortization of warrant costs						1,968	45,101
True up of payments under tax-sharing agreement and separate return basis		(528)

Balance at the end of period		$3,470,495		$3,453,917	$321,576	$327,095	$284,961

Accumulated Other Comprehensive (Loss)
Income
Balance at the beginning of period		$1,558			$11,870	$(21,099)	$(6,404)
Other comprehensive (loss) income net of income tax (provision) benefit of $(1,046), $151, $(3,027), $(18,567), and $11,426, respectively		(9,175)		$1,558	5,283	32,969	(14,695)

Balance at the end of period		$(7,617)		$1,558	$17,153	$11,870	$(21,099)

Retained Earnings
Balance at the beginning of period		$74,633			$2,099,005	$1,878,459	$1,889,348
Consolidation of Wachovia funding facility					175
Net income (loss)		385,527		$74,633	51,300	220,546	(10,889)

Balance at the end of period		$460,160		$74,633	$2,150,480	$2,099,005	$1,878,459

Treasury Stock Shares
Balance at the beginning of period					1,916,510	1,806,446	2,454,534
Common stock issued for employee benefit plans					39,226	110,064	(648,088)

Balance at the end of period					1,955,736	1,916,510	1,806,446

Treasury Stock Amount
Balance at the beginning of period	$		$		$(38,915)	$(36,363)	$(52,934)
Common stock issued for employee benefit plans					(1,051)	(2,552)	16,571

Balance at the end of period	$		$		$(39,966)	$(38,915)	$(36,363)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30,	For the Year Ended June 30,
			2010	2010	2009
Cash flows from operating activities
Net income (loss)	$385,527	$74,633	$51,300	$220,546	$(10,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,619	7,809	14,649	79,044	109,008
Provision for loan losses	178,372	26,352	74,618	388,058	972,381
Deferred income taxes	50,236	21,367	452	(24,567)	226,783
Stock based compensation expense	17,106		5,019	15,115	14,264
Amortization of carrying value adjustment	177,566	77,092
Amortization of purchase accounting premium	(67,671)	(27,458)
Amortization of warrant costs				1,968	45,101
Non-cash interest charges on convertible debt			5,625	21,554	22,506
Accretion and amortization of loan and leasing fees	(20,702)	1,111	(942)	4,791	19,094
Loss (gain) on retirement of debt	1,436			(283)	(48,907)
Other	(24,654)	(11,539)	(13,800)	(15,954)	2,773
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	34,649	(369)	16,373	202,658	(181,386)
Accounts payable and accrued expenses	(21,399)	(10,275)	(9,957)	26,245	(29,063)
Taxes payable	(77,285)	(9,448)	1,405	9,534	(23,050)
Intercompany taxes payable	258,092	42,214

Net cash provided by operating activities	1,000,892	191,489	144,742	928,709	1,118,615

Cash flows from investing activities
Purchases of receivables	(5,020,639)	(947,318)	(940,763)	(2,090,602)	(1,280,291)
Principal collections and recoveries on receivables	3,719,264	870,862	883,807	3,606,680	4,257,637
Purchases of property and equipment	(8,359)	(2,429)	(312)	(1,581)	(1,003)
Change in restricted cash – securitization notes payable	6,799	49,860	(45,787)	(78,549)	131,064
Change in restricted cash – credit facilities	(5,108)	3,030	8,257	52,354	63,180
Change in other assets	(12,602)	13,236	40,193	43,875	12,960
Proceeds from money market fund				10,047	104,319
Investment in money market fund					(115,821)
Net purchases of leased vehicles	(857,138)	(10,655)
Proceeds from termination of leased vehicles	38,054
Acquisition of FinanciaLinx	(9,601)
FinanciaLinx cash on hand at acquisition	9,283

Net cash (used) provided by investing activities	(2,140,047)	(23,414)	(54,605)	1,542,224	3,172,045

Cash flows from financing activities
Borrowings on credit facilities	3,716,609	468,394	484,921	775,665	3,657,240
Payments on credit facilities	(3,446,074)	(256,362)	(552,951)	(1,806,852)	(4,935,357)
Issuance of securitization notes payable	4,550,000	700,000	1,050,000	2,352,493	1,000,000
Payments on securitization notes payable	(3,675,459)	(954,644)	(795,512)	(3,674,062)	(3,987,424)
Issuance of senior notes	500,000
Debt issuance costs	(49,318)	(4,314)	(7,686)	(24,754)	(32,609)
Net proceeds from issuance of common stock			2,138	15,635	3,741
Cash settlement of share based awards			(16,062)
Retirement of debt	(75,164)	(464,254)		(20,425)	(238,617)
Other net changes	(528)		313	645	(603)

Net cash provided (used) by financing activities	1,520,066	(511,180)	165,161	(2,381,655)	(4,533,629)

Net increase (decrease) in cash and cash equivalents	380,911	(343,105)	255,298	89,278	(242,969)
Effect of Canadian exchange rate changes on cash and cash equivalents	(3,168)	130	(42)	(292)	2,763
Cash and cash equivalents at beginning of period	194,554	537,529	282,273	193,287	433,493

Cash and cash equivalents at end of period	$572,297	$194,554	$537,529	$282,273	$193,287

See	Note 21 – “Supplemental Cash Flow Information” for further information.

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

Merger

On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2010, with General Motors Holdings LLC (“GM Holdings”), a Delaware limited liability company and a wholly owned subsidiary of General Motors Company (“GM”), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly owned subsidiary of GM Holdings (“Merger Sub”), GM Holdings completed its acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the “Merger” or “acquisition”), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. The accompanying consolidated financial statements labeled “Predecessor” and “Successor”, relate to the period before the Merger and the period after the Merger, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect a change in basis from the application of “purchase accounting”.

Change in Fiscal Year

On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle. As a result of this change, the Consolidated Financial Statements include our financial results for the three month transition period of July 1, 2010 through September 30, 2010, labeled “Predecessor” and the three month transition period of October 1, 2010 through December 31, 2010, labeled “Successor”. The years ended December 31, 2011, June 30, 2010 and 2009 reflect the twelve-month results of the respective fiscal year and are referred to herein as fiscal 2011, 2010 and 2009.

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, including certain special purpose financing trusts utilized in securitization transactions (“Trusts”) which are considered variable interest entities (“VIE’s”). All intercompany transactions and accounts, except those with GM, have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, residual values on leased vehicles, income taxes and the fair value of finance receivables, intangible assets and securitization notes payable.

Purchase Accounting

The Merger has been accounted for under the purchase method of accounting, whereby the total purchase price of the transaction was allocated to our identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of net finance receivables, medium term note facility payable, Wachovia funding facility payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as new identifiable intangible assets. See Note 2 – “Financial Statement Effects of the Merger” for additional information on the purchase price allocation.

Correction of Statements of Cash Flows

We corrected the presentation of borrowings on (payments on) credit facilities for the the three months ended December 31, 2010, three months ended September 30, 2010 and fiscal 2010 and 2009, which had previously been presented on a net basis, rather than on a gross basis in accordance with Accounting Standards Codification (“ASC”) 230. The correction had no effect on net cash used in financing activities, the net increase in cash and cash equivalents or end of period cash and cash equivalents.

The following disclosure presents the corrected amounts in our consolidated statements of cash flows (in thousands):

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

Correction of Cash Paid for Income Taxes

We corrected the presentation of cash paid for income taxes for the period from October 1, 2010 through December 31, 2010.

The following disclosure presents the corrected amounts reflected for the period from October 1, 2010 through December 31, 2010 (in thousands):

Successor
Period From October 1, 2010 Through December 31, 2010
Cash Payments For Income Taxes
As reported:	$45,878
As corrected:	16,974

Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Finance Receivables and the Allowance for Loan Losses

Pre-Acquisition Finance Receivables

Finance receivables originated prior to the acquisition were adjusted to fair value at October 1, 2010. As a result of purchase accounting for the Merger, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. The fair value of the receivables was less than the principal amount of those receivables, thus resulting in a discount to par. This discount was attributable, in part, to estimate future credit losses that did not exist at the origination of the loans.

A non-accretable difference is the excess between contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) and the amount of cash flows, considering the impact of prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of prepayments, expected to be collected over the initial investment in the loans, which at October 1, 2010, was fair value.

As a result of purchase accounting for the Merger, we evaluated the common risk characteristics of the loan portfolio and split it into several pools. Once a pool of loans is assembled, the integrity of the pool is maintained. A loan is removed from a pool only if it is sold or paid in full, or the loan is written off. Our policy is to remove a written off loan individually from a pool based on comparing any amount received with its contractual amount. Any difference between these amounts is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full there is no release of the non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.

Any deterioration in the performance of the pre-acquisition receivables will result in an incremental provision for loan losses being recorded. Improvements in the performance of the pre-acquisition receivables which results in a significant increase in actual or expected cash flows will result first in the reversal of any incremental related allowance for loan losses and then in a transfer of the excess from the non-accretable difference to accretable yield, which will be recorded as finance charge income over the remaining life of the receivables.

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

Charge-off Policy

Our policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off and have been removed from finance receivables and the related repossessed automobiles, aggregating $12.8 million and $14.1 million at December 31, 2011 and 2010, respectively, are included in other assets on the consolidated balance sheets pending sale and represents a non-cash investing activity.

Troubled Debt Restructurings

For evaluating whether a restructuring constitutes a troubled debt restructuring our policy is that both of the following must exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, the second deferment granted by us on a loan would be considered a troubled debt restructuring and the loan impaired. Accounts in Chapter 13 bankruptcy could also be considered troubled debt restructurings if the account receives an interest rate or principal adjustment ordered by the court. The pre-acquisition portfolio is excluded from the troubled debt restructuring policy since expected future credit losses were recognized in the purchase accounting for that portfolio. At December 31, 2011, the number of accounts in the post-acquisition portfolio that would be considered troubled debt restructurings is insignificant.

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

In our securitizations, we, through wholly owned subsidiaries, transfer automobile receivables to newly-formed SPE’s structured as securitization Trusts (“Trusts”), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.

Our continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the SPE’s and through holding a residual interest in the SPE. These transactions are structured without recourse. The SPE’s are considered VIE’s under U.S. Generally Accepted Accounting Principles (“GAAP”) and are consolidated because we have: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

We have power over the significant activities of those VIE’s in which we act as servicer of the financial assets held in the VIE. Our servicing fees are not considered significant variable interests in the VIE’s; however, because we also retain a residual interest in the SPE, either in the form of a debt security or equity interest, we have an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, we are the primary beneficiary of the VIE’s and are required to consolidate them within our consolidated financial statements. Therefore, the finance receivables, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. See Note 5 – “Finance Receivables”, Note 7 – “Securitizations” and Note 9 – “Credit Facilities” for further information.

We are not required, and do not currently intend, to provide any additional financial support to SPE’s. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.

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

Property and Equipment

As a result of the Merger, on October 1, 2010, our property and equipment was adjusted to an estimated fair market value. Subsequent to the Merger, property and equipment additions are carried at amortized cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets, which ranges from three to 25 years. The basis of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

Leased Vehicles

Leased vehicles consist of automobiles leased to consumers. As a result of the Merger, on October 1, 2010, these assets were adjusted to an estimated fair value. Leased vehicles acquired since the Merger are carried at amortized cost less manufacturer incentives. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Goodwill

Under the purchase method of accounting, our net assets were recorded at their estimated fair value at the date of the Merger. The excess cost of the acquisition over the fair value was recorded as goodwill. Goodwill is subject to impairment testing using a two-step process after considering a qualitative assessment. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. We have determined that we have only one operating segment, thus one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings. We perform our annual goodwill impairment analysis during the fourth quarter. See Note 4 – “Goodwill” for further information.

Derivative Financial Instruments

We recognize all of our derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified.

Our special purpose finance subsidiaries are contractually required to purchase derivative instruments, which could include interest rate cap agreements and/or interest rate swap agreements which are explained below, as credit enhancement in connection with securitization transactions and credit facilities.

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

We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At December 31, 2011, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness and a net earnings impact occurs when the change in the value of a derivative instrument does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material.

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

Tax Sharing Arrangement

Under the tax sharing arrangement with GM, we are responsible for our tax liabilities as if separate returns are filed. Payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. As of December 31, 2011, we have an accrued liability of $300.3 million to GM.

Income Taxes

Deferred income taxes are provided in accordance with the asset and liability method of accounting for income taxes to recognize the tax effects of tax credits and temporary differences between financial statement and income tax accounting. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

We account for uncertainty in income taxes in the financial statements. See Note 19 – “Income Taxes” for a discussion of the accounting for uncertain tax positions.

Revenue Recognition

Finance Charge Income

Finance charge income related to finance receivables is recognized using the interest method. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy, and accounts in repossession. Payments received on non-accrual loans are first applied to any fees due, then to any interest due and, finally, any remaining amounts received are recorded to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due. Fees and commissions received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full.

Operating Leases – deferred origination fees or costs

Net deferred origination fees or costs are amortized on a straight-line basis over the life of the lease to other income.

Leasing Income

Operating lease rental income for leased assets is recognized in other income on a straight-line basis over the lease term.

Parent Company Stock Based Compensation

We measure and record compensation expense for the parent company stock based compensation awards based on the award’s estimated fair value. We record compensation expense over the applicable vesting period of an award.

Salary stock awards granted are fully vested and nonforfeitable upon grant, therefore, compensation cost is recorded on the date of grant.

For fiscal 2011, we recorded total stock based compensation expense of $17.1 million ($10.6 million net of tax).

Stock Based Compensation – Predecessor

Share-based payment transactions were measured at fair value and recognized in the financial statements.

For the three months ended September 30, 2010, fiscal 2010, and 2009, we recorded total stock based compensation expense of $5.0 million ($2.8 million net of tax), $15.1 million ($9.4 million net of tax), and $14.3 million ($9.2 million net of tax), respectively.

The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $0.4 million, and $1.1 million for the three months ended September 30, 2010, and fiscal 2010, respectively, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.

The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

	Predecessor
	Years Ended June 30,
	2010	2009
Expected dividends	0	0
Expected volatility	65.7%	92.1%
Risk-free interest rate	1.2%	1.7%
Expected life	1.4 years	2.0 years

For the three months ended September 30, 2010, there were not options granted or modified.

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

Related Party Transactions

We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentived rates and structures on these loan and lease finance products under a subvention program with GM. At December 31, 2011 and 2010, we have an intercompany subvention receivable from GM in the amount of $37.4 million and $8.1 million, respectively, representing payments due from GM under the subvention program, and represents a non-cash investing activity. As presented in Note 9 – “Credit Facilities”, we have a $300 million revolving credit facility with GM. During fiscal 2011, we had borrowings and repayments of $200 million on the facility. At December 31, 2011, there was no outstanding amount on the revolving credit facility.

Recent Accounting Pronouncements

In April 2011, ASU 2011-03 (“2011-03”), Reconsideration of Effective Control for Repurchase Agreements, was issued effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. This guidance amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. We are currently evaluating the impact that 2011-03 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2011, ASU (“2011-05”), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, ASU (“2011-12”) was issued deferring the effective date for implementation of

ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB. The adoption of 2011-05 will not have an impact on our consolidated financial position, results of operations and cash flows.

In September 2011, ASU (“2011-08”), Testing Goodwill for Impairment, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. We adopted ASU 2011-08 effective October 1, 2011. The adoption of 2011-08 did not have an impact on our consolidated financial position, results of operations and cash flows.

In December 2011, ASU (“2011-11”), Disclosures about Offsetting Assets and Liabilities, was issued effective for interim and annual periods beginning January 1, 2013. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (a) offset in accordance with existing guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. We do not expect the adoption of 2011-11 to have an impact on our consolidated financial position, results of operations and cash flows.

2.     Financial Statement Effects of the Merger

Purchase Price Allocation

The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 13 – “Fair Values of Assets and Liabilities” for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.

The results of the purchase price allocation included an increase in the total carrying value of net finance receivables, medium term note facility payable, Wachovia funding facility payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as intangible assets. Management believes all material intangible assets have been identified.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount was $1.1 billion.

In accordance with the accounting for goodwill, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. See Note 4 – “Goodwill’ for additional information.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 1, 2010 (in thousands):

Assets:	September 30, 2010	Adjustments	October 1, 2010
Cash and cash equivalents	$537,529		$537,529
Restricted cash – securitization notes payable	975,942		975,942
Restricted cash – credit facilities	134,468		134,468
Finance receivables	8,675,575	$(444,832)	8,230,743
Allowance for loan losses	(528,489)	528,489

Finance receivables, net	8,147,086	83,657	8,230,743

Property and equipment	36,592	10,282	46,874
Leased vehicles, net	54,730	(1,223)	53,507
Deferred income taxes	77,999	101,102	179,101
Other assets	143,064	(25,917)	117,147
Goodwill		1,094,923	1,094,923

Total assets	$10,107,410	$1,262,824	$11,370,234

Liabilities:
Credit facilities	$617,415	$3,684	$621,099
Senior notes	70,620	1,810	72,430
Convertible senior notes	419,693	42,015	461,708
Securitization notes payable	6,273,224	135,404	6,408,628
Other liabilities	275,837	76,615	352,452

Total liabilities	7,656,789	259,528	7,916,317

Shareholder’s equity:
Common Stock	1,378	(1,378)
Additional paid-in capital	321,576	(321,576)
Accumulated other comprehensive income	17,153	(17,153)
Retained earnings	2,150,480	(2,150,480)

	2,490,587	(2,490,587)
Treasury stock	(39,966)	39,966

Total shareholder’s equity	2,450,621	(2,450,621)

Total liabilities and shareholder’s equity	$10,107,410	$(2,191,093)	$7,916,317

Purchase price			$3,453,917

3.     Transition Period Financial Information (dollars in thousands, except per share data):

	Successor		Predecessor
	Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010	Period From October 1, 2009 Through December 31, 2009	Period From July 1, 2009 Through September 30, 2009
				(unaudited)
Statements of Operations and Comprehensive Operations Data:
Revenue	$281,171		$372,624	$386,755	$413,284
Costs and expenses	151,905		281,988	314,540	367,034

Income before income taxes	129,266		90,636	72,215	46,250

Income tax provision	54,633		39,336	26,186	20,489

Net income	74,633		51,300	46,029	25,761

Other comprehensive income
Unrealized (losses) gains on cash flow hedges	(412)		6,255	17,087	7,411
Foreign currency translation adjustment	1,819		2,055	1,344	6,924
Income tax benefit (provision)	151		(3,027)	(6,701)	(5,176)

Other comprehensive income	1,558		5,283	11,730	9,159

Comprehensive income	$76,191		$56,583	$57,759	$34,920

Per Share Data:
Earnings per share
Basic	(a	)	$0.38	$0.34	$0.19
Diluted	(a	)	$0.37	$0.33	$0.19
Weighted average shares
Basic	(a	)	135,232,827	133,492,069	133,229,960
Diluted	(a	)	140,302,755	137,630,694	136,083,460
Balance Sheet Data:
Total assets	$10,918,738		$10,107,410	$10,289,504	$11,215,732
Total liabilities	7,388,630		7,656,789	8,071,112	9,065,459
Total shareholder’s equity	3,530,108		2,450,621	2,218,392	2,150,273

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

4.     Goodwill

As noted above in Note 1 – “Summary of Significant Accounting Policies – Purchase Accounting”, the Merger with GM resulted in goodwill attributable to the difference between the excess of the purchase price over the fair value of the assets and liabilities acquired. See Note 2 – “Financial Statement Effects of the Merger” for details of the purchase price allocation.

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

We performed goodwill impairment testing as of October 1, 2011, in accordance with the policy described in Note 1 – “Summary of Significant Accounting Policies – Goodwill”. As of October 1, 2011, there was no indication of impairment.

A summary of changes to goodwill is as follows (in thousands):

	Successor
	Year Ended December 31, 2011	Three Months Ended December 31, 2010
Balance at beginning of the period	$1,094,923	$1,094,923
Acquisition	13,773
Foreign currency translation	(714)

Balance at end of the period	$1,107,982	$1,094,923

5.     Finance Receivables

Finance receivables consist of the following (in thousands):

	Successor
	December 31, 2011	December 31, 2010	October 1, 2010
Pre-acquisition finance receivables – outstanding balance	$4,366,075	$7,724,188	$8,698,018
Less: carrying value adjustment	(338,714)	(424,225)	(467,275)

Pre-acquisition finance receivables – carrying value	4,027,361	7,299,963	8,230,743
Post-acquisition finance receivables, net of fees	5,313,899	923,713

	9,341,260	8,223,676	8,230,743
Less: allowance for loan losses on post-acquisition finance receivables	(178,768)	(26,352)

Total finance receivables, net	$9,162,492	$8,197,324	$8,230,743

A summary of our finance receivables is as follows (in thousands)(a):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Pre-acquisition finance receivables, carrying value, beginning of period	$7,299,963	$8,230,743	$8,733,518	$10,927,969	$14,981,412
Post-acquisition finance receivables, beginning of period	923,713

	8,223,676

Loans purchased	5,084,800	934,812	959,004	2,137,620	1,285,091
Charge-offs	(66,080)		(217,520)	(1,249,298)	(1,659,099)
Principal collections and other	(3,418,088)	(763,883)	(799,427)	(3,082,773)	(3,679,435)
Change in carrying value adjustment on the pre-acquisition finance receivables	(483,048)	(177,996)

Balance at end of period	$9,341,260	$8,223,676	$8,675,575	$8,733,518	$10,927,969

(a)	Table has been revised from the prior year to correspond to current year presentation.

The following table provides information related to the finance receivables acquired on October 1, 2010 (in thousands):

Contractually required payments receivable:	$10,672,143
Cash flows expected to be collected:	$9,666,755
Fair value:	$8,230,743

Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $439.4 million and $491.4 million of finance receivables (based on contractual amount due) as of December 31, 2011 and 2010, respectively.

Finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We also have manufacturing incentive programs with GM and other new vehicle manufacturers, typically known as subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower interest rates on finance contracts we purchase. We record the amortization of participation fees and subvention and accretion of acquisition fees to finance charge income using the effective interest method.

We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During fiscal 2011, as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $260.9 million, we transferred this excess from the non-accretable discount to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.

A summary of the accretable yield is as follows (in thousands):

	Successor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010
Balance at beginning of period	$1,201,178	$1,436,012
Accretion of accretable yield	(724,650)	(234,834)
Transfer from non-accretable discount	260,936

Balance at end of period	$737,464	$1,201,178

A summary of the allowance for loan losses is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Balance at beginning of period	$26,352		$573,310	$890,640	$951,113
Provision for loan losses	178,372	$26,352	74,618	388,058	972,381
Charge-offs	(66,080)		(217,520)	(1,249,298)	(1,659,099)
Recoveries	40,124		98,081	543,910	626,245

Balance at end of period	$178,768	$26,352	$528,489	$573,310	$890,640

Credit Risk

A summary of the credit risk profile by FICO score band of the finance receivables, determined at origination, is as follows (in thousands):

	Successor
	December 31, 2011	December 31, 2010
FICO Score less than 540	$2,133,361	$1,328,011
FICO Score 540 to 599	4,166,988	3,395,736
FICO Score 600 to 659	2,623,882	2,757,771
FICO Score greater than 660	755,743	1,166,383

Balance at end of period(a)	$9,679,974	$8,647,901

(a)	Finance receivables consist of pre-acquisition finance receivables – outstanding balance and post-acquisition finance receivables, net of fees.

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of the contractual amounts of finance receivables, which is not materially different than recorded investment, that are (a) more than 30 days delinquent, but not yet in repossession, and (b) in repossession, but not yet charged off (dollars in thousands):

	Successor
	December 31, 2011		December 31, 2010
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$517,083	5.3%	$535,263	6.2%
Greater-than-60 days	181,691	1.9%	211,588	2.4%

	698,774	7.2%	746,851	8.6%
In repossession	26,824	0.3%	28,076	0.3%

	$725,598	7.5%	$774,927	8.9%

6.     Leasing

Leased vehicles consist of the following (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Leased vehicles	$1,012,637	$51,515
Manufacturer incentives	(125,681)

	886,956	51,515
Less accumulated depreciation	(77,303)	(3,886)
Less purchase accounting discount	(162)	(849)

	$809,491	$46,780

A summary of our leased vehicles is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	October 1, 2010 Through December 31, 2010	July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Balance at beginning of period	$51,515	$54,730	$190,300	$239,646	$248,075
Leased vehicles purchased	1,000,200	11,371
Leased vehicles returned – end of term	(28,723)	(14,041)	(75,986)	(45,040)	(5,407)
Leased vehicles returned – default	(1,139)	(545)	(850)	(4,306)	(3,022)
Manufacturer incentives	(126,520)
Foreign currency translation	(8,377)

Balance at end of period	$886,956	$51,515	$113,464	$190,300	$239,646

Our Canadian subsidiary originates leases that are recorded as operating leases and also originates and sells leases for a third party with servicing retained. As of December 31, 2011, this subsidiary was servicing $1.0 billion of leased vehicles for this third party.

The following table summarizes minimum rental payments due to us as lessor under operating leases (dollars in thousands):

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Minimum rental payments under operating leases	152,803	147,208	99,723	35,677	5,065

7.     Securitizations

A summary of our securitization activity and cash flows from SPE’s used for securitizations is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Receivables securitized	$4,827,620	$742,708	$1,164,267	$2,843,308	$1,289,082
Net proceeds from securitization	4,550,000	700,000	1,050,000	2,352,493	1,000,000
Servicing fees(a)	200,889	46,229	43,663	196,304	237,471
Net distributions from Trusts	852,359	216,004	110,930	424,161	429,457

(a)	Cash flows received for servicing securitizations consolidated as VIE’s are a component of finance charge income on the consolidated statements of operations and comprehensive operations.

We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of December 31, 2011 and 2010, we were servicing $7.9 billion and $7.2 billion, respectively, of finance receivables that have been transferred to Trusts.

In April 2008, our predecessor entered into a one year, $2 billion forward purchase commitment agreement with Deutsche Bank (“Deutsche”). Under this agreement and subject to certain terms, Deutsche committed to purchase triple-A rated asset-backed securities issued by our AmeriCredit Automobile Receivables Trust (“AMCAR”) securitization platform in registered public offerings. We paid $20.0 million of upfront commitment fees and issued a warrant to purchase up to 7.5 million shares of our common stock valued at $48.9 million in connection with the agreement. We utilized $752.8 million of the commitment in conjunction with the execution of our AMCAR 2008-1 and 2008-2 transactions. Effective December 19, 2008, we entered into a letter agreement with Deutsche whereby the parties mutually agreed to terminate the forward purchase commitment agreement. The remaining unamortized warrant costs of $14.3 million and unamortized commitment fees of $5.8 million at the termination date were charged to interest expense during fiscal 2009. See Note 15 – “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

In September 2008, our predecessor entered into agreements with Wachovia Capital Markets, LLC and Wachovia Bank, National Association (together, “Wachovia”), to establish two funding facilities under which Wachovia would provide total funding of $117.7 million, secured by asset-backed securities as collateral. In conjunction with our AMCAR 2008-1 transaction, we obtained funding under these facilities of $48.9 million by pledging double-A rated asset-backed securities (the “Class B Notes”) as collateral and $68.8 million by pledging single-A rated asset-backed securities (the “Class C Notes”) as collateral. Under these funding facilities, we retained the Class B Notes and the Class C Notes issued in the transaction and then sold the retained notes to a special purpose subsidiary, which in turn pledged such retained notes as collateral to secure the funding under the two facilities. In January 2012 the remaining balance of the facilities was paid off. We paid $1.9 million of upfront commitment fees and issued a warrant to purchase up to 1.0 million shares of our common stock valued at $8.3 million in connection with these facilities, which were amortized to interest expense over the original one year term of the facilities. See Note 15 – “Common Stock and Warrants” for a discussion of warrants issued by us in connection with this transaction.

In November 2008, our predecessor entered into a purchase agreement with Fairholme Funds Inc. (“Fairholme”) under which Fairholme purchased $123.2 million of asset-backed securities, consisting of $50.6 million of Class B Notes and $72.6 million of Class C Notes in the AMCAR 2008-2 transaction. See Note 11 – “Senior Notes and Convertible Senior Notes” for discussion of other transactions with Fairholme.

8.     Investment in Money Market Fund

Our predecessor had an investment in the Reserve Primary Money Market Fund (the “Reserve Fund”), a money market fund which has subsequently liquidated its portfolio of investments. Through December 31, 2011, we have received distributions from the Reserve Fund representing approximately $0.99 per share in total distributions.

9.     Credit Facilities

Amounts outstanding under our credit facilities are as follows (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Syndicated warehouse facility	$621,257	$278,006
Lease warehouse facility – Canada	181,314
Medium term note facility	293,528	490,126
Wachovia funding facility	3,292	63,670

	$1,099,391	$831,802

Further detail regarding terms and availability of the credit facilities as of December 31, 2011, is as follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged(g)	Restricted Cash Pledged(h)
Syndicated warehouse facility(a)	$2,000,000	$621,257	$820,407	$16,548
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	589,246	181,314	274,174	1,333
GM revolving credit facility(d)	300,000
Medium term note facility(e)		293,528	322,297	83,683
Wachovia funding facility(f)		3,292

		$1,099,391	$1,416,878	$101,564

(a)	In May 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until May 2013 when the remaining balance will be due and payable.
(b)	In January 2012, the facility was renewed for an additional one year term. In January 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2018 when any remaining amount outstanding will be due and payable.
(c)	In July 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2018 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million, advances outstanding of C$184.6 million, assets pledged of C$279.2 million and restricted cash pledged of C$1.4 million at December 31, 2011.
(d)	In September 2011, we renewed the unsecured revolving credit facility with GM Holdings, with a maturity date of September 2012.
(e)	The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.
(f)	Advances under the Wachovia funding facility are currently secured by $3.4 million of asset-backed securities issued in the AMCAR 2008-1 securitization transaction. Subsequent to December 31, 2011, this facility was paid off.
(g)	Borrowings on the warehouse facilities and the medium term note facility are collateralized by finance receivables, while borrowings on the lease warehouse facilities are collateralized by leasing related assets.
(h)	These amounts do not include cash collected on finance receivables and leasing related assets pledged of $35.0 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse, lease warehouse and medium term note facilities are administered by agents on behalf of institutionally managed commercial paper or medium term note conduits. Under these funding agreements, we transfer finance contracts to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance contracts and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of finance contracts. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance contracts and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper, London Interbank Offered Rates (“LIBOR”), Canadian Dollar Offered Rate (“CDOR”) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. In the syndicated warehouse, Canadian lease warehouse and the medium term note facilities we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the syndicated warehouse facility, restrict our ability to obtain additional borrowings. As of December 31, 2011, we were in compliance with all covenants in our credit facilities.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during fiscal 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.56%	$296,576	$826,859
Lease warehouse facility – U.S.	1.60%	24,027	182,749
Lease warehouse facility – Canada(a)	2.69%	40,849	181,314

(a)	Average amount outstanding and maximum amount outstanding represents C$41.6 million and C$184.6 million, respectively.

Debt issuance costs of $6.6 million and $0.1 million as of December 31, 2011 and 2010, respectively, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of the credit facilities.

10.   Securitization Notes Payable

Securitization notes payable represents debt issued by us in securitization transactions. In connection with the Merger, we recorded a purchase accounting premium of $132.8 million that is being amortized to interest expense over the expected term of the notes. At December 31, 2011 and 2010, unamortized purchase accounting premium of $42.4 million and $107.1 million, respectively, is included in securitization notes payable on the consolidated balance sheets. For fiscal 2011 and for the three months ended December 31, 2010, amortization related to the purchase accounting premium was $64.7 million and $25.7 million, respectively. Debt issuance costs of $16.3 million and $3.8 million, as of December 31, 2011 and 2010, respectively, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable consists of the following (dollars in thousands):

Transaction	Maturity Date(c)	Original Note Amount	Original Weighted Average Interest Rate	Receivables Pledged	Note Balance at December 31, 2011	Note Balance at December 31, 2010
2006-1	May 2013	$945,000	5.3%			$53,452
2006-R-M	January 2014	1,200,000	5.4%	$69,394	$63,293	175,803
2006-A-F	September 2013	1,350,000	5.6%			144,815
2006-B-G	September 2013	1,200,000	5.2%			163,510
2007-A-X	October 2013	1,200,000	5.2%	101,331	93,705	205,267
2007-B-F	December 2013	1,500,000	5.2%	155,631	143,868	307,137
2007-1	March 2016	1,000,000	5.4%	86,713	87,111	192,991
2007-C-M	April 2014	1,500,000	5.5%	204,208	188,425	369,511
2007-D-F	June 2014	1,000,000	5.5%	154,048	142,219	268,542
2007-2-M	March 2016	1,000,000	5.3%	141,520	138,404	266,267
2008-A-F	October 2014	750,000	6.0%	181,922	145,820	268,546
2008-1(a)	January 2015	500,000	8.7%	155,393	8,284	79,320
2008-2	April 2015	500,000	10.5%	165,492	17,120	153,326
2009-1	January 2016	725,000	7.5%	317,121	223,335	364,533
2009-1 (APART)	July 2017	227,493	2.7%	98,972	74,187	129,828
2010-1	July 2017	600,000	3.7%	317,234	266,008	413,562
2010-A	July 2017	200,000	3.1%	124,069	99,615	152,943
2010-2	June 2016	600,000	3.8%	330,825	302,520	464,029
2010-B	November 2017	200,000	2.2%	147,020	118,172	175,722
2010-3	January 2018	850,000	2.5%	632,802	545,954	799,002
2010-4	November 2016	700,000	2.5%	463,238	424,186	677,556
2011-1	February 2017	800,000	2.5%	635,604	579,502
2011-2	May 2017	950,000	2.6%	772,295	705,898
2011-3	July 2017	1,000,000	2.4%	886,910	814,211
2011-4	January 2019	900,000	2.5%	876,592	838,220
2011-5	March 2019	900,000	2.9%	906,798	875,360
BV2005-LJ-1(b)	May 2012	232,100	5.1%			6,363
BV2005-LJ-2(b)	February 2014	185,596	4.6%			6,636
BV2005-3(b)	June 2014	220,107	5.1%			14,869
LB2006-A(b)	May 2013	450,000	5.4%			29,200
LB2006-B(b)	September 2013	500,000	5.2%			58,321
LB2007-A	January 2014	486,000	5.0%			80,078

		$24,371,296		$7,925,132	6,895,417	6,021,129

Purchase accounting premium					42,424	107,088

Total					$6,937,841	$6,128,217

(a)	Note balance does not include $3.4 million of asset-backed securities pledged to the Wachovia funding facility, which were consolidated effective July 1, 2010. Subsequent to December 31, 2011, this facility was paid off.
(b)	Transactions relate to Trusts acquired by us.
(c)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to Trusts. Expected principal payments are $3,163.8 million in fiscal 2012, $1,480.8 million in fiscal 2013, $1,022.8 million in fiscal 2014, $720.2 million in fiscal 2015, and $422.1 million in fiscal 2016.

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

Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of December 31, 2011, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

11.   Senior Notes and Convertible Senior Notes

Senior notes and convertible senior notes consist of the following (in thousands):

	Successor
	December 31, 2011	December 31, 2010
6.75% Senior Notes (due in June 2018)	$500,000
8.5% Senior Notes (due in July 2015)		$70,054

	$500,000	$70,054

0.75% Convertible Senior Notes (due in September 2011)		$946
2.125% Convertible Senior Notes (due in September 2013)	$500	500

	$500	$1,446

Interest expense related to the convertible senior notes consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Premium/discount amortization			$5,625	$21,554	$22,506
Contractual interest	$16	$1,184	1,605	6,421	7,379

Total interest expense related to convertible senior notes	$16	$1,184	$7,230	$27,975	$29,885

Debt issuance costs related to the 6.75% senior notes of $7.0 million at December 31, 2011 which are included in other assets on the consolidated balance sheets are being amortized to interest expense over the expected term of the notes.

In June 2011, we issued $500 million of 6.75% senior notes which are due in June 2018 with interest payable semiannually. On July 1, 2011, a portion of the proceeds from this offering was used to redeem all of the outstanding 8.50% senior notes due in 2015. The 6.75% senior notes are guaranteed solely by AmeriCredit Financial Services, Inc., our principal operating subsidiary and none of our other subsidiaries are guarantors of the notes. The notes may be redeemed, at our option, in whole or in part, at any time before maturity at the make whole redemption price as set forth in the indenture. See Note 25 – “Guarantor Consolidating Financial Statements” for further discussion.

In November 2008, we issued 15,122,670 shares of our common stock to Fairholme, in a non-cash transaction, in exchange for $108.4 million of our previously issued and now retired senior notes due 2015, held by Fairholme, at a price of $840 per $1,000 principal amount of the notes. We recognized a gain of $14.7 million, net of transaction costs, on retirement of debt in the exchange. Fairholme and its affiliates held approximately 19.8% of our outstanding common stock prior to the issuance of those shares. In fiscal 2009, we repurchased convertible senior notes on the open market. We recognized a gain on retirement of debt of $33.5 million.

12.   Derivative Financial Instruments and Hedging Activities

We are exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on our credit facilities and on certain securitization notes payable. See Note 1 – “Summary of Significant Accounting Policies – Derivative Financial Instruments” for more information regarding our derivative financial instruments and hedging activities.

Interest rate caps, swaps and foreign currency contracts consist of the following (in thousands):

	Successor
	December 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets
Interest rate swaps(a)	$509,561	$2,004	$1,227,305	$23,058
Interest rate caps(a)	1,512,793	4,548	946,353	7,899

Total assets	$2,022,354	$6,552	$2,173,658	$30,957

Liabilities
Interest rate swaps	$509,561	$6,440	$1,227,305	$46,797
Interest rate caps	1,470,856	4,768	831,848	8,094
Foreign currency contracts			48,595	2,125

Total liabilities	$1,980,417	$11,208	$2,107,748	$57,016

(a)	Included in other assets on the consolidated balance sheets.

Interest rate swap agreements designated as hedges had unrealized gains of approximately $2.4 million and losses of approximately $0.4 million in accumulated other comprehensive income (loss) at December 31, 2011 and 2010, respectively. The ineffectiveness gain (loss) related to the interest rate swap agreements was $1.1 million for fiscal 2011, $(1.1) million for the three months ended December 31, 2010, $(0.1) million for the three months ended September 30, 2010, $0.4 million and $(0.8) million for fiscal 2010 and 2009, respectively. We estimate approximately $2.3 million of unrealized gains included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains (losses) of $(1.7) million for fiscal 2011, $1.2 million for the three months ended December 31, 2010, $5.4 million for the three months ended September 30, 2010, $12.6 million and $22.7 million for fiscal 2010 and 2009 included in interest expense on the consolidated statements of operations and comprehensive operations, respectively.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31, 2011 and 2010, these restricted cash accounts totaled $35.5 million and $32.7 million, respectively, and are included in other assets on the consolidated balance sheets.

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

The following tables present information on the effect of derivative instruments on the consolidated statements of operations and comprehensive operations (in thousands):

	Income (Losses) Recognized In Income
	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Non-Designated hedges:
Interest rate contracts(a)	$(1,701)	$1,060	$5,478	$13,248	$(12,463)
Foreign currency contracts(b)	2,125	(535)	(383)	(1,206)

Total	$424	$525	$5,095	$12,042	$(12,463)

Designated hedges:
Interest rate contracts(a)	$1,090	$(1,092)	$(85)	$394	$(781)

	(Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Designated hedges:
Interest rate contracts(a)	$(50)	$(464)	$(8,218)	$(36,761)	$(109,115)

	(Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income(c)
	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Designated hedges:
Interest rate contracts(a)	$(2,902)	$(52)	$(14,473)	$(80,067)	$(82,244)

(a)	Income (losses) recognized in income are included in interest expense.
(b)	Income (losses) recognized in income are included in operating expenses.
(c)	Losses reclassified from accumulated other comprehensive income (loss) into income for effective and ineffective portions are included in interest expense.

13.   Fair Values of Assets and Liabilities

Under Accounting Standards Codification (“ASC”) 820 fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

i	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

ii.	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

iii.	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

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

Assets and liabilities itemized below were measured at fair value on a recurring basis at December 31, 2011:

	Successor
	December 31, 2011 (in thousands)
	Fair Value Measurements Using
	Level 1 Quoted Prices In Active Markets for Identical Assets		Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(a)		$1,434,592			$1,434,592
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$4,548		4,548
Interest rate swaps(iii)				$2,004	2,004

Total assets		$1,434,592	$4,548	$2,004	$1,441,144

Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)				$6,440	$6,440
Derivatives not designated as hedging instruments:
Interest rate caps(i)			$4,768		4,768

Total liabilities	$		$4,768	$6,440	$11,208

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $252.7 million.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2011, the three months ended December 31, 2010, the three months ended September 30, 2010 and fiscal 2010 and 2009 (in thousands):

	Successor				Predecessor
	December 31, 2011		Period From October 1, 2010 Through December 31, 2010		Period From July 1, 2010 Through September 30, 2010		June 30,
							2010		2009
Assets
Interest rate swap agreements
Balance at the beginning of period		$23,058		$27,364		$26,194		$24,267	$3,572
Total realized and unrealized gains (losses)
Included in earnings		(1,676)		1,194		5,417		12,595	22,700
Settlements		(19,378)		(5,500)		(4,247)		(10,668)	(2,005)

Balance at the end of period		$2,004		$23,058		$27,364		$26,194	$24,267

Investment in money market fund
Balance at the beginning of period								$8,027
Transfers to Level 3									115,821
Total realized and unrealized gains (losses)
Included in earnings								2,020	(3,475)
Settlements								(10,047)	(104,319)

Balance at the end of period	$		$		$		$		$8,027

Liabilities – Interest rate swap agreements
Balance at the beginning of period		$(46,797)		$(60,895)		$(70,421)		$(131,885)	$(76,269)
Total realized and unrealized gains (losses)
Included in earnings		1,090		(1,092)		(85)		394	(34,926)
Included in other comprehensive income		(50)		(464)		(8,218)		(36,761)	(109,115)
Settlements		39,317		15,654		17,829		97,831	88,425

Balance at the end of period		$(6,440)		$(46,797)		$(60,895)		$(70,421)	$(131,885)

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

14.   Commitments and Contingencies

Leases

Our credit centers are generally leased for terms of up to five years with certain rights to extend for additional periods. We also lease space for our administrative offices, Canadian operations and portfolio servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents.

A summary of lease expense is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Lease expense	$11,943	$2,710	$2,788	$12,948	$15,625

Operating lease commitments for years ending December 31 are as follows (in thousands):

2012	$14,612
2013	14,773
2014	14,318
2015	12,511
2016	11,351
Thereafter	20,831

$88,396

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash, derivative financial instruments and finance receivables. Our cash equivalents and restricted cash represent investments in highly rated securities placed through various major financial institutions and highly rated investments in guaranteed investment contracts. The counterparties to our derivative financial instruments are various major financial institutions. Finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas accounting for 15% of the finance receivables portfolio as of December 31, 2011. No other state accounted for more than 10% of finance receivables.

Guarantees of Indebtedness

The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. As of December 31, 2011 and 2010, the par value of the senior notes and convertible senior notes was $500.5 million and $69.8 million, respectively. See Note 25 – “Guarantor Consolidating Financial Statements”.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material affect on our financial condition, liquidity and results of operations.

15.   Common Stock and Warrants – Predecessor

In connection with the forward purchase commitment agreement with Deutsche (See Note 7 – “Securitizations”), we issued a warrant to an affiliate of Deutsche under which it may purchase up to 7.5 million shares of our common stock. The warrant was exercisable on or before April 15, 2015 at an exercise price of $12.01 per share. In connection with the Merger, the warrant was settled in cash.

In connection with the closing of the Wachovia funding facility (See Note 7 – “Securitizations”), we issued a warrant to Wachovia under which they may purchase up to 1.0 million shares of common stock. The warrant was exercisable on or before September 24, 2015 at an exercise price of $13.55 per share. On August 10, 2010, Wachovia exercised the warrant at a price of $24.12 per share in a cashless exercise and received a net settlement of 438,112 shares of our common stock.

16.   Parent Company Stock Based Compensation

Our parent company has certain stock based compensation plans for employees and key executive officers. Restricted Stock Units (“RSUs”) awards granted under these plans are valued at the grant date fair value of GM common stock.

Long-Term Incentive Plan

The RSUs granted vest ratably over a three-year service period, as defined in the terms for each award. We have elected to record compensation expense for these RSUs on a straight-line basis over the entire vesting period.

Salary Stock

We participate in the parent company’s salary stock program under which of a portion of each participant’s total annual compensation is accrued and converted to RSUs on a quarterly basis. The RSUs are fully vested and nonforfeitable upon grant therefore compensation expense is fully recognized on the date of grant. The RSUs are settled quarterly over a three-year period commencing on the first anniversary of the date of grant.

The following table summarizes information about RSUs granted to our employees and key executive officers under in the parent company stock based compensation programs (RSUs in thousands):

	Successor
	Year Ended December 31, 2011
	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period
Granted	923	$25.26
Forfeited or expired	(4)	$30.93

Outstanding at end of period	919	$25.24	0.8

RSUs unvested and expected to vest at December 31, 2011	238	$30.23	2.4

RSUs vested and payable at December 31, 2011	677	$23.21

Compensation expense recognized for the RSUs was $17.1 million for the year ended December 31, 2011. As of December 31, 2011 unamortized compensation expense related to the RSUs was $5.8 million.

17.   Stock Based Compensation – Predecessor

General

We had certain stock based compensation plans for employees, non-employee directors and key executive officers. As a result of the Merger, our outstanding options and restricted stock were fully vested and settled accordingly to the terms of the award agreements and the Merger. As of October 1, 2010, we no longer have publicly traded stock and therefore no stock based compensation plans other than those provided by the parent company.

Stock Options

Compensation expense recognized for stock options was $0.3 million, $1.3 million, and $2.1 million for the three months ended September 30, 2010, and for fiscal 2010, and 2009, respectively. As of June 30, 2010 and 2009, unamortized compensation expense related to stock options was $1.2 million, and $2.2 million, respectively.

Employee Plans

A summary of stock option activity under our employee plans was as follows (shares in thousands):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010		Years Ended June 30,
			2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,324	$20.75	2,106	$18.02	2,127	$23.48
Granted			42	20.96	942	8.03
Exercised	(17)	13.59	(757)	13.44	(132)	8.01
Canceled/forfeited	(30)	23.47	(67)	17.56	(831)	22.26

Outstanding at end of period	1,277	$20.75	1,324	$20.75	2,106	$18.02

Options exercisable at end of period			1,033	$23.81	1,563	$21.33

Weighted average fair value of options granted during period				$10.79		$4.50

Cash received from exercise of options for the three months ended September 30, 2010, and for fiscal 2010, and 2009 was $0.3 million, $10.2 million, and $1.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010, and during fiscal 2010 and 2009, was $0.1 million, $5.9 million, and $0.4 million, respectively.

Non-Employee Director Plans

A summary of stock option activity under our non-employee director plans was as follows (shares in thousands):

	Predecessor
	Years Ended June 30,
	2010			2009
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of year	80		$17.81	160	$16.35
Exercised	(80)		17.81
Canceled/forfeited				(80)	14.88

Outstanding and exercisable at end of year		$		80	$17.81

Cash received from exercise of options for fiscal 2010 was $1.4 million. The total intrinsic value of options exercised during fiscal 2010 was $0.03 million.

Restricted Stock Based Grants

Restricted stock grants totaling 5,596,600 shares with an approximate aggregate market value of $98.8 million at the time of grant had been issued under the employee plans. The market value of these restricted shares at the date of grant was amortizable into expense over a period that approximated the service period of three years.

Compensation expense recognized for restricted stock grants was $3.6 million, $10.1 million, and $9.8 million for the three months ended September 30, 2010, and for fiscal 2010 and 2009, respectively. As of June 30, 2010 and 2009, unamortized compensation expense related to the restricted stock awards was $14.4 million and $12.4 million, respectively. A summary of the status of non-vested restricted stock for the three months ended September 30, 2010, and for fiscal 2010 and 2009, is presented below (shares in thousands):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
		2010	2009
Nonvested at beginning of period	1,810	2,253	1,301
Granted		415	2,143
Vested	(1,051)	(555)	(545)
Forfeited	(165)	(303)	(646)

Nonvested at end of period	594	1,810	2,253

18.   Employee Benefit Plans

We have a defined contribution retirement plan covering substantially all employees. We recognized $4.7 million, $0.8 million, $1.0 million, $1.4 million, and $2.7 million in compensation expense for fiscal 2011, the three months ended December 31, 2010, three months ended September 30, 2010, and for fiscal 2010 and 2009, respectively. Contributions to the plan were made in cash for fiscal 2011, for the three months ended December 31, 2010, three months ended September 30, 2010, and for fiscal 2010 and in common stock in fiscal 2009.

Our predecessor also had an employee stock purchase plan that allowed participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8,000,000 shares had been reserved for issuance under the plan. We recognized $1.1 million, $3.7 million, and $2.4 million in compensation expense for the three months ended September 30, 2010, and for fiscal 2010 and 2009, respectively, related to this plan. As of June 30, 2010 and 2009, unamortized compensation expense related to the employee stock purchase plan was $1.1 million and $2.0 million, respectively. As a result of the Merger, this plan was terminated.

19.   Income Taxes

The income tax provision consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Current	$186,055	$33,266	$38,884	$157,460	$(216,041)
Deferred	50,236	21,367	452	(24,567)	226,783

	$236,291	$54,633	$39,336	$132,893	$10,742

Our effective income tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009(a)
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and other income taxes	1.3	1.2	0.9	0.9	N/M
Deferred tax rate change	0.5	0.1	0.4	0.7	N/M
Uncertain tax positions	1.1	1.7	1.6	1.1	N/M
Valuation allowance	(0.1)	(0.1)	(0.2)	0.3	N/M
Non-deductible acquisition expenses	0.1	4.6	4.5
Other	0.1	(0.2)	1.2	(0.4)	N/M

	38.0%	42.3%	43.4%	37.6%	N/M

(a)	N/M = Not meaningful. Because we reported a loss before income taxes of $0.1 million and we recorded an income tax provision of $10.7 million, the effective income tax rate and the effect on such rate of the listed reconciling items is not meaningful.

The fiscal 2009 effective tax rate was negatively impacted by state and other income tax items of $4.0 million, deferred tax rate change of $3.3 million, state net operating losses limited under Section 382 of $2.1 million and other items of $0.9 million.

The tax effects of temporary differences that give rise to deferred tax liabilities and assets are as follows (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Deferred tax liabilities:
Market value difference of loan portfolio	$(3,045)
Capitalized direct loan origination costs	(9,668)	$(2,080)
Fee income	(28,883)	(30,815)
Fixed assets	(10,689)	(14,835)
Deferred gain on debt repurchase	(9,303)	(9,945)
Unrealized swap valuation on other comprehensive income	(895)
Impairment of goodwill and other intangibles	(6,938)	(1,425)
Other	(3,247)	(2,356)

	(72,668)	(61,456)

Deferred tax assets:
Net operating loss carryforward – Canada	4,609	438
Net operating loss carryforward – state	1,676	2,050
Market value difference of loan portfolio		65,421
Unrealized swap valuation on other comprehensive income		151
Purchase accounting adjustment – fair value	97,384	31,514
Purchase accounting premium – payables	16,468	45,764
Organizational costs	9,502	14,252
Unrecognized income tax benefits from uncertain tax positions	37,882	29,815
Other	15,053	31,485

	182,574	220,890

Valuation allowance	(1,222)	(1,550)

Net deferred tax asset	$108,684	$157,884

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

We have state net operating loss (“NOL”) carryforwards resulting in a deferred tax asset of approximately $1.7 million which have carryforward periods ranging from 5 years to 20 years. Accordingly, any specific NOL carryforwards that remain unused will expire between 2012 and 2031, depending on the respective state laws. Management has determined based upon the positive and negative evidence in existence at December 31, 2011 that a valuation allowance in the amount of $1.2 million is necessary for these state deferred tax assets.

We have Canadian NOL carryforwards for income tax reporting purposes of approximately $17.6 million. We have recorded a deferred tax asset of $4.6 million to reflect these benefits. The Canadian NOL carryforward expires in varying amounts between 2029 and 2031.

Based upon our review of all negative and positive evidence in existence at December 31, 2011, management believes it is more likely than not that all other deferred tax assets will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets other than the state NOL assets.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Gross unrecognized tax benefits at beginning of period	$127,642	$139,068	$42,502	$34,971	$57,728
Increase in tax positions for prior years	471	131		3,186	2,761
Decrease in tax positions for prior years	(91,195)	(12,012)		(4,901)	(24,254)
Increase in tax positions for current year	11,381	455	174	12,907	1,402
Lapse of statute of limitations	(243)			(218)	(245)
Settlements				(3,443)	(2,421)

Gross unrecognized tax benefits at end of period	$48,056	$127,642	$42,676	$42,502	$34,971

As of December 31, 2011 and 2010, the amount of gross unrecognized tax benefits that would affect the effective income tax rate in future periods were $26.5 million and $21.4 million, respectively.

The fair value of liabilities associated with uncertain tax positions as of October 1, 2010 was based upon a change in settlement strategy as a result of the Merger.

At December 31, 2011, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $3.3 million to $15.8 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statute of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

We recognize potential accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The changes regarding accrued interest and accrued penalties associated with uncertain tax positions for fiscal 2011, the three months ended December 31, 2010, three month ended September 30, 2010 and fiscal 2010 and 2009 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Accrued Interest
Balance at the beginning of period	$18,947	$16,030	$12,097	$10,312	$9,508
Changes	2,432	2,917	966	1,785	804

Balance at the end of period	$21,379	$18,947	$13,063	$12,097	$10,312

Accrued Penalties
Balance at the beginning of period	$9,063	$9,102	$8,474	$7,887	$7,421
Changes	902	(39)	199	587	466

Balance at the end of period	$9,965	$9,063	$8,673	$8,474	$7,887

We file income tax returns in the U.S. and various state, local, and foreign jurisdictions. For fiscal 2011 and for the three months ended December 31, 2010, we are included in GM’s consolidated U.S. federal income tax return and will continue to be included in subsequent year returns filed by GM. Similarly, we will also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. In some taxing jurisdictions where filing a separate income tax return is mandated, we will continue to file separately. Our predecessor consolidated federal income tax returns for fiscal 2006, 2007, 2008, 2009 and 2010 are under audit by the Internal Revenue Service (“IRS”). Our predecessor federal income tax returns prior to fiscal 2006 are closed. Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. Certain of our predecessor tax returns are currently under examination in various state tax jurisdictions.

In the event we recognize taxable income in any period beginning on or after October 1, 2010, we would be obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in the our consolidated financial statements through additional paid-in capital. As of December 31, 2011, we have recorded a liability to GM in the amount of $300.3 million, representing the tax effects of income earned subsequent to the Merger.

20.   Earnings per Share – Predecessor

A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010
		Years Ended June 30,
		2010	2009
Net income (loss)	$51,300	$220,546	$(10,889)

Basic weighted average shares	135,232,827	133,845,238	125,239,241
Incremental shares resulting from assumed conversions:
Stock based compensation and warrants	5,069,928	4,334,707

Diluted weighted average shares	140,302,755	138,179,945	125,239,241

Earnings (loss) per share:
Basic	$0.38	$1.65	$(0.09)

Diluted	$0.37	$1.60	$(0.09)

As a result of the Merger, our stock is no longer publicly traded and earnings per share is no longer required.

Basic earnings (loss) per share was computed by dividing net income (loss) by weighted average shares outstanding.

Diluted earnings per share was computed by dividing net income by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase approximately 0.7 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase approximately 18.8 million shares of common stock for fiscal 2010, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. For fiscal 2009, diluted loss per share was computed by dividing net loss by the diluted weighted average shares, assuming no incremental shares because all potentially dilutive common stock equivalents are anti-dilutive.

21.   Supplemental Cash Flow Information

Cash payments for interest costs and income taxes consist of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Interest costs (none capitalized)	$283,616	$66,399	$90,490	$446,699	$645,386
Income taxes	4,892	16,974	28,904	190,825	2,501

Non-cash investing and financing activities, not otherwise disclosed, during fiscal 2009, included $3.8 million of common stock issued for employee benefit plans.

Cash payments related to income taxes do not include $280.0 million and $21.9 million in income tax refunds received during fiscal 2010 and 2009, respectively.

22.   Supplemental Disclosure for Accumulated Other Comprehensive (Loss) Income

A summary of changes in accumulated other comprehensive (loss) income is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
				2010	2009
Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$(261)		$(34,818)	$(62,509)	$(44,676)
Change in fair value associated with current period hedging activities, net of taxes of $646, $(170), $(3,001), $(13,333) and $(39,818), respectively	(696)	$(294)	(5,217)	(23,428)	(69,297)
Reclassification into earnings, net of taxes of $400, $19, $5,285, $28,948, and $30,780, respectively	2,502	33	9,188	51,119	51,464

Balance at end of period	1,545	(261)	(30,847)	(34,818)	(62,509)

Foreign currency translation adjustment:
Balance at beginning of period	1,819		46,688	41,410	38,272
Translation (loss) gain net of taxes of $0, $0, $743, $2,952, and $(2,388), respectively	(10,981)	1,819	1,312	5,278	3,138

Balance at end of period	(9,162)	1,819	48,000	46,688	41,410

Total accumulated other comprehensive (loss) income	$(7,617)	$1,558	$17,153	$11,870	$(21,099)

23.   Fair Value of Financial Instruments

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (in thousands):

			Successor
			December 31, 2011		December 31, 2010
			Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a	)	$572,297	$572,297	$194,554	$194,554
Finance receivables, net	(b	)	9,162,492	9,385,851	8,197,324	8,185,854
Restricted cash – securitization notes payable	(a	)	919,283	919,283	926,082	926,082
Restricted cash – credit facilities	(a	)	136,556	136,556	131,438	131,438
Restricted cash – other	(a	)	59,136	59,136	32,920	32,920
Interest rate swap agreements	(d	)	2,004	2,004	23,058	23,058
Interest rate cap agreements purchased	(d	)	4,548	4,548	7,899	7,899
Financial liabilities:
Syndicated and lease warehouse facilities	(c	)	802,571	802,571	278,006	278,006
Medium term note facility and Wachovia funding facility	(c	)	296,820	296,542	553,796	554,048
Securitization notes payable	(d	)	6,937,841	6,945,865	6,128,217	6,106,963
Senior notes	(d	)	500,000	510,000	70,054	71,472
Convertible senior notes	(d	)	500	500	1,446	1,447
Interest rate swap agreements	(d	)	6,440	6,440	46,797	46,797
Interest rate cap agreements sold	(d	)	4,768	4,768	8,094	8,094
Foreign currency contracts	(d	)			2,125	2,125

(a)	The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
(b)	The fair value of the finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.
(c)	Syndicated and lease warehouse facilities have variable rates of interest and maturities of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.
(d)	The fair values of the interest rate cap and swap agreements, medium term note facility and Wachovia funding facility, securitization notes payable, senior notes, convertible senior notes and foreign currency contracts are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

24.    Quarterly Financial Data (unaudited)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011 – Successor
Total revenue	$295,167	$329,885	$390,681	$394,255
Income before income taxes	130,236	144,021	177,446	170,115
Net income	77,238	95,818	108,807	103,664

Year Ended June 30, 2010 – Predecessor
Total revenue	$413,284	$386,755	$361,105	$361,673
Income before income taxes	46,250	72,215	95,815	139,159
Net income	25,761	46,029	63,206	85,550
Basic earnings per share	0.19	0.34	0.47	0.64
Diluted earnings per share	0.19	0.33	0.45	0.61
Diluted weighted average shares	136,083,460	137,630,694	139,231,152	139,787,408

25.    Guarantor Consolidating Financial Statements

The payment of principal and interest on the 6.75% senior notes issued in June 2011 are currently guaranteed solely by AmeriCredit Financial Services, Inc. (the “Guarantor”), our principal operating subsidiary, and none of our other subsidiaries (the “Non-Guarantor Subsidiaries”). The separate financial statements of the Guarantor are not included herein because the Guarantor is a wholly owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. Some of our “Non-Guarantor Subsidiaries” had previously guaranteed the payment of principal and interest on our senior notes and convertible senior notes that were outstanding prior to the issuance of the 6.75% senior notes. These previously outstanding senior notes have been repaid in full and the amount of convertible senior notes that currently remain outstanding under the previous guarantor structure is immaterial. As a result, the following consolidating financial statements have been recast to reflect the current guarantor structure for the 6.75% senior notes.

The consolidating financial statements present consolidating financial data for (a) General Motors Financial Company, Inc. (on a parent only basis), (b) the Guarantor, (c) the combined Non-Guarantor Subsidiaries, (d) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (e) the parent company and our subsidiaries on a consolidated basis as of December 31, 2011 and 2010 and for the year ended December 31, 2011, the three month period ended December 31, 2010, the three month period ended September 30, 2010 and for each of the two years in the period ended June 30, 2010.

Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

December 31, 2011

(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$500,556	$71,741		$572,297
Finance receivables, net		201,796	8,960,696		9,162,492
Restricted cash – securitization notes payable			919,283		919,283
Restricted cash – credit facilities			136,556		136,556
Property and equipment, net	$220	3,567	43,653		47,440
Leased vehicles, net			809,491		809,491
Deferred income taxes	28,572	49,792	30,320		108,684
Goodwill	1,094,923		13,059		1,107,982
Intercompany subvention receivable	35,975		1,472		37,447
Other assets	7,880	50,304	83,064		141,248
Due from affiliates	769,778		2,656,353	$(3,426,131)
Investment in affiliates	2,871,356	3,252,248		(6,123,604)

Total assets	$4,808,704	$4,058,263	$13,725,688	$(9,549,735)	$13,042,920

Liabilities and Shareholder’s Equity
Liabilities:
Credit facilities			$1,099,391		$1,099,391
Securitization notes payable			6,937,841		6,937,841
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	4,975	$60,070	120,114		185,159
Taxes payable	79,885	4,882	710		85,477
Intercompany taxes payable	300,306				300,306
Interest rate swap and cap agreements		4,768	6,440		11,208
Due to affiliates		3,426,131		$(3,426,131)

Total liabilities	885,666	3,495,851	8,164,496	(3,426,131)	9,119,882

Shareholder’s equity:
Common stock			517,037	(517,037)
Additional paid-in capital	3,470,495	79,187	1,143,529	(1,222,716)	3,470,495
Accumulated other comprehensive (loss) income	(7,617)		(17,396)	17,396	(7,617)
Retained earnings	460,160	483,225	3,918,022	(4,401,247)	460,160

Total shareholder’s equity	3,923,038	562,412	5,561,192	(6,123,604)	3,923,038

Total liabilities and shareholder’s equity	$4,808,704	$4,058,263	$13,725,688	$(9,549,735)	$13,042,920

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING BALANCE SHEET

SUCCESSOR

December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$185,004	$9,550		$194,554
Finance receivables, net		494,334	7,702,990		8,197,324
Restricted cash – securitization notes payable			926,082		926,082
Restricted cash – credit facilities			131,438		131,438
Property and equipment, net	$2,520	2,603	42,167		47,290
Leased vehicles, net			46,780		46,780
Deferred income taxes	126,593	48,730	(17,439)		157,884
Goodwill	1,094,923				1,094,923
Income tax receivable	8,149				8,149
Other assets	7,564	71,826	34,924		114,314
Due from affiliates	144,607		2,485,296	$(2,629,903)
Investment in affiliates	2,457,613	2,012,723		(4,470,336)

Total assets	$3,841,969	$2,815,220	$11,361,788	$(7,100,239)	$10,918,738

Liabilities and Shareholder’s Equity
Liabilities:
Credit facilities			$831,802		$831,802
Securitization notes payable			6,128,217		6,128,217
Senior notes	$70,054				70,054
Convertible senior notes	1,446				1,446
Accounts payable and accrued expenses	42,393	$11,795	42,981		97,169
Taxes payable	155,754	5,006	(48)		160,712
Intercompany taxes payable	42,214				42,214
Interest rate swap and cap agreements		10,219	46,797		57,016
Due to affiliates		2,629,903		$(2,629,903)

Total liabilities	311,861	2,656,923	7,049,749	(2,629,903)	7,388,630

Shareholder’s equity:
Common stock			90,474	(90,474)
Additional paid-in capital	3,453,917	63,421	723,616	(787,037)	3,453,917
Accumulated other comprehensive income (loss)	1,558		35,135	(35,135)	1,558
Retained earnings	74,633	94,876	3,462,814	(3,557,690)	74,633

Total shareholder’s equity	3,530,108	158,297	4,312,039	(4,470,336)	3,530,108

Total liabilities and shareholder’s equity	$3,841,969	$2,815,220	$11,361,788	$(7,100,239)	$10,918,738

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

SUCCESSOR

Year Ended December 31, 2011

(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$85,427	$1,161,260		$1,246,687
Other income	$51,239	295,472	606,759	$(790,169)	163,301
Equity in income of affiliates	404,750	501,317		(906,067)

	455,989	882,216	1,768,019	(1,696,236)	1,409,988

Costs and expenses
Operating expenses	18,079	88,671	231,790		338,540
Leased vehicles expenses			67,088		67,088
Provision for loan losses		157,923	20,449		178,372
Interest expense	59,903	307,329	627,107	(790,169)	204,170

	77,982	553,923	946,434	(790,169)	788,170

Income before income taxes	378,007	328,293	821,585	(906,067)	621,818
Income tax (benefit) provision	(7,520)	(60,056)	303,867		236,291

Net income	$385,527	$388,349	$517,718	$(906,067)	$385,527

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

SUCCESSOR

October 1, 2010 – December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$15,402	$248,945		$264,347
Other income	$10,209	77,407	139,267	$(210,059)	16,824
Equity in income of affiliates	92,471	88,171		(180,642)

	102,680	180,980	388,212	(390,701)	281,171

Costs and expenses
Operating expenses	20,474	12,727	37,240		70,441
Leased vehicles expenses			2,106		2,106
Provision for loan losses		11,797	14,555		26,352
Interest expense	7,913	92,388	146,442	(210,059)	36,684
Acquisition expenses			16,322		16,322

	28,387	116,912	216,665	(210,059)	151,905

Income before income taxes	74,293	64,068	171,547	(180,642)	129,266
Income tax (benefit) provision	(340)	(30,808)	85,781		54,633

Net income	$74,633	$94,876	$85,766	$(180,642)	$74,633

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

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

PREDECESSOR

Year Ended June 30, 2010

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$98,707	$1,332,612		$1,431,319
Other income	$29,634	392,738	874,362	$(1,205,519)	91,215
Gain on retirement of debt	283				283
Equity in income of affiliates	243,078	369,120		(612,198)

	272,995	860,565	2,206,974	(1,817,717)	1,522,817

Costs and expenses
Operating expenses	17,771	65,141	205,879		288,791
Leased vehicles expenses			34,639		34,639
Provision for loan losses		166,706	221,352		388,058
Interest expense	45,950	459,162	1,157,629	(1,205,519)	457,222
Restructuring charges, net		859	(191)		668

	63,721	691,868	1,619,308	(1,205,519)	1,169,378

Income before income taxes	209,274	168,697	587,666	(612,198)	353,439
Income tax (benefit) provision	(11,272)	(68,182)	212,347		132,893

Net income	$220,546	$236,879	$375,319	$(612,198)	$220,546

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

PREDECESSOR

Year Ended June 30, 2009

(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$69,525	$1,833,159		$1,902,684
Other income	$38,193	842,603	1,812,581	$(2,576,889)	116,488
Gain on retirement of debt	48,152				48,152
Equity in income of affiliates	20,535	142,159		(162,694)

	106,880	1,054,287	3,645,740	(2,739,583)	2,067,324

Costs and expenses
Operating expenses	32,701	38,072	238,030		308,803
Leased vehicles expenses			47,880		47,880
Provision for loan losses		92,382	879,999		972,381
Interest expense	100,228	950,317	2,252,904	(2,576,889)	726,560
Restructuring charges, net		10,085	1,762		11,847

	132,929	1,090,856	3,420,575	(2,576,889)	2,067,471

(Loss) income before income taxes	(26,049)	(36,569)	225,165	(162,694)	(147)
Income tax (benefit) provision	(15,160)	(54,927)	80,829		10,742

Net (loss) income	$(10,889)	$18,358	$144,336	$(162,694)	$(10,889)

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

Year Ended December 31, 2011

(in thousands)

	General Motors Financial Company, Inc.		Guarantor	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$385,527	$388,349	$517,718		$(906,067)	$385,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		5,786	1,653	102,180			109,619
Provision for loan losses			157,923	20,449			178,372
Deferred income taxes		98,021	(1,062)	(46,723)			50,236
Stock based compensation expense		17,106					17,106
Amortization of carrying value adjustment			31,172	146,394			177,566
Amortization of purchase accounting premium		(183)		(67,488)			(67,671)
Accretion and amortization of loan and leasing fees			(1,415)	(19,287)			(20,702)
Loss on retirement of debt		1,436					1,436
Other			18,929	(43,583)			(24,654)
Equity in income of affiliates		(404,750)	(501,317)			906,067
Changes in assets and liabilities:
Income tax receivable		1,886		2,974			4,860
Other assets		10	58	29,721			29,789
Accounts payable and accrued expenses		(34,507)	28,944	(15,836)			(21,399)
Taxes payable		(75,869)	4,882	(6,298)			(77,285)
Intercompany taxes payable		258,092					258,092

Net cash provided by operating activities		252,555	128,116	620,221			1,000,892

Cash flows from investing activities:
Purchases of receivables			(5,020,639)	(5,138,407)		5,138,407	(5,020,639)
Principal collections and recoveries on receivables			1,339	3,717,925			3,719,264
Net proceeds from sale of receivables			5,138,407			(5,138,407)
Purchases of property and equipment		1,924	(2,617)	(7,666)			(8,359)
Change in restricted cash – securitization notes payable				6,799			6,799
Change in restricted cash – credit facilities				(5,108)			(5,108)
Change in other assets			(2,840)	(9,762)			(12,602)
Purchases of leased vehicles				(857,138)			(857,138)
Proceeds from termination of leased vehicles				38,054			38,054
Acquisition of FinanciaLinx				(9,601)			(9,601)
FinanciaLinx cash on hand at acquisition				9,283			9,283
Net change in investment in affiliates		(7,186)	791,737			(784,551)

Net cash (used) provided by investing activities		(5,262)	905,387	(2,255,621)		(784,551)	(2,140,047)

Cash flows from financing activities:
Borrowings on credit facilities				3,716,609			3,716,609
Payments on credit facilities				(3,446,074)			(3,446,074)
Issuance of securitization notes payable				4,550,000			4,550,000
Payments on securitization notes payable				(3,675,459)			(3,675,459)
Issuance of senior notes		500,000					500,000
Debt issuance costs		(7,622)		(41,696)			(49,318)
Retirement of debt		(75,164)					(75,164)
Net capital contribution to subsidiaries			15,766	721,641		(737,407)
Other net changes		(528)					(528)
Net change in due (to) from affiliates		(652,998)	(733,717)	(118,126)		1,504,841

Net cash (used) provided by financing activities		(236,312)	(717,951)	1,706,895		767,434	1,520,066

Net increase in cash and cash equivalents		10,981	315,552	71,495		(17,117)	380,911
Effect of Canadian exchange rate changes on cash and cash equivalents		(10,981)		(9,304)		17,117	(3,168)
Cash and cash equivalents at beginning of year			185,004	9,550			194,554

Cash and cash equivalents at end of year	$		$500,556	$71,741	$		$572,297

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

SUCCESSOR

October 1, 2010 – December 31, 2010

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$74,633	$94,876	$85,766		$(180,642)	$74,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,513	338	5,958			7,809
Provision for loan losses			11,797	14,555			26,352
Deferred income taxes		49,106	(48,730)	20,991			21,367
Amortization of carrying value adjustment			11,305	65,787			77,092
Amortization of purchase accounting premium		(42)		(27,416)			(27,458)
Accretion and amortization of loan fees			(11)	1,122			1,111
Other		242	4,841	(16,622)			(11,539)
Equity in income of affiliates		(92,471)	(88,171)			180,642
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		(2,067)		(3,771)			(5,838)
Other assets		(7,808)	19,127	(5,850)			5,469
Accounts payable and accrued expenses		(25,832)	(4,223)	19,780			(10,275)
Taxes payable		(8,555)	138	(1,031)			(9,448)
Intercompany taxes payable		42,214					42,214

Net cash provided by operating activities		30,933	1,287	159,269			191,489

Cash flows from investing activities:
Purchases of receivables			(947,318)	(1,001,126)		1,001,126	(947,318)
Principal collections and recoveries on receivables			(105)	870,967			870,862
Net proceeds from sale of receivables			1,001,126			(1,001,126)
Sales (purchases) of property and equipment		2,590	(617)	(4,402)			(2,429)
Change in restricted cash – securitization notes payable				49,860			49,860
Change in restricted cash – credit facilities				3,030			3,030
Change in other assets			(7,330)	20,566			13,236
Net purchases of leased vehicles				(10,655)			(10,655)
Net change in investment in affiliates		(31,756)	1,820,204			(1,788,448)

Net cash (used) provided by investing activities		(29,166)	1,865,960	(71,760)		(1,788,448)	(23,414)

Cash flows from financing activities:
Borrowings on credit facilities				468,394			468,394
Payments on credit facilities				(256,362)			(256,362)
Issuance of securitization notes payable				700,000			700,000
Payments on securitization notes payable				(954,644)			(954,644)
Debt issuance costs				(4,314)			(4,314)
Net capital contribution to subsidiaries			63,421	(1,885,434)		1,822,013
Retirement of debt		(464,254)					(464,254)
Net change in due (to) from affiliates		460,668	(2,271,579)	1,842,610		(31,699)

Net cash used by financing activities		(3,586)	(2,208,158)	(89,750)		1,790,314	(511,180)

Net (decrease) increase in cash and cash equivalents		(1,819)	(340,911)	(2,241)		1,866	(343,105)
Effect of Canadian exchange rate changes on cash and cash equivalents		1,819		177		(1,866)	130
Cash and cash equivalents at beginning of period			525,915	11,614			537,529

Cash and cash equivalents at end of period	$		$185,004	$9,550	$		$194,554

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

July 1, 2010 – September 30, 2010

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$51,300	$70,364	$115,762		$(186,126)	$51,300
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization		486	225	13,938			14,649
Provision for loan losses			56,760	17,858			74,618
Deferred income taxes		(46,078)	(17,521)	64,051			452
Stock-based compensation expense		5,019					5,019
Non-cash interest charges on convertible debt		5,625					5,625
Accretion and amortization of loan fees			(646)	(296)			(942)
Other			(787)	(13,013)			(13,800)
Equity in income of affiliates		(70,729)	(115,397)			186,126
Changes in assets and liabilities:
Other assets		4,085	10,603	1,685			16,373
Accrued taxes and expenses		1,026	(339)	(9,239)			(8,552)

Net cash provided (used) by operating activities		(49,266)	3,262	190,746			144,742

Cash flows from investing activities:
Purchases of receivables			(940,763)	(1,155,695)		1,155,695	(940,763)
Principal collections and recoveries on receivables			(38,671)	922,478			883,807
Net proceeds from sale of receivables			1,155,695			(1,155,695)
Purchases of property and equipment		1	(212)	(101)			(312)
Change in restricted cash – securitization notes payable				(45,787)			(45,787)
Change in restricted cash – credit facilities				8,257			8,257
Change in other assets			1,370	38,823			40,193
Net change in investment in affiliates		(2,076)	(5,520)			7,596

Net cash (used) provided by investing activities		(2,075)	171,899	(232,025)		7,596	(54,605)

Cash flows from financing activities:
Borrowings on credit facilities				484,921			484,921
Payments on credit facilities				(552,951)			(552,951)
Issuance of securitization notes payable				1,050,000			1,050,000
Payments on securitization notes payable				(795,512)			(795,512)
Debt issuance costs				(7,686)			(7,686)
Proceeds from issuance of common stock		2,138		5,367		(5,367)	2,138
Cash settlement of share based awards		(16,062)					(16,062)
Other net changes		313					313
Net change in due (to) from affiliates		62,897	77,588	(140,434)		(51)

Net cash provided by financing activities		49,286	77,588	43,705		(5,418)	165,161

Net increase (decrease) in cash and cash equivalents		(2,055)	252,749	2,426		2,178	255,298
Effect of Canadian exchange rate changes on cash and cash equivalents		2,055		81		(2,178)	(42)
Cash and cash equivalents at beginning of period			273,166	9,107			282,273

Cash and cash equivalents at end of period	$		$525,915	$11,614	$		$537,529

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Year Ended June 30, 2010

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net income		$220,546	$236,879	$375,319		$(612,198)	$220,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,688	1,766	75,590			79,044
Provision for loan losses			166,706	221,352			388,058
Deferred income taxes		81,395	162,627	(268,589)			(24,567)
Stock based compensation expense		15,115					15,115
Amortization of warrant costs		1,968					1,968
Non-cash interest charges on convertible debt		21,554					21,554
Accretion and amortization of loan fees			(578)	5,369			4,791
Gain on retirement of debt		(283)					(283)
Other			(3,495)	(12,459)			(15,954)
Equity in income of affiliates		(243,078)	(369,120)			612,198
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		162,036		35,366			197,402
Other assets		7,941	(6,478)	3,793			5,256
Accrued taxes and expenses		70,942	6,781	(41,944)			35,779

Net cash provided by operating activities		339,824	195,088	393,797			928,709

Cash flows from investing activities:
Purchases of receivables			(2,090,602)	(1,606,156)		1,606,156	(2,090,602)
Principal collections and recoveries on receivables			61,906	3,544,774			3,606,680
Net proceeds from sale of receivables			1,606,156			(1,606,156)
Purchases of property and equipment			(580)	(1,001)			(1,581)
Change in restricted cash – securitization notes payable				(78,549)			(78,549)
Change in restricted cash – credit facilities				52,354			52,354
Change in other assets			19,945	23,930			43,875
Proceeds from money market fund			10,047				10,047
Net change in investment in affiliates		(9,308)	2,155,664			(2,146,356)

Net cash (used) provided by investing activities		(9,308)	1,762,536	1,935,352		(2,146,356)	1,542,224

Cash flows from financing activities:
Borrowings on credit facilities				775,665			775,665
Payments on credit facilities				(1,806,852)			(1,806,852)
Issuance of securitization notes payable				2,352,493			2,352,493
Payments on securitization notes payable				(3,674,062)			(3,674,062)
Debt issuance costs		1,810		(26,564)			(24,754)
Net proceeds from issuance of common stock		15,635		(2,158,877)		2,158,877	15,635
Retirement of debt		(20,425)					(20,425)
Other net changes		645					645
Net change in due (to) from affiliates		(336,411)	(1,867,467)	2,209,044		(5,166)

Net cash used by financing activities		(338,746)	(1,867,467)	(2,329,153)		2,153,711	(2,381,655)

Net (decrease) increase in cash and cash equivalents		(8,230)	90,157	(4)		7,355	89,278
Effect of Canadian exchange rate changes on cash and cash equivalents		8,230		(1,167)		(7,355)	(292)
Cash and cash equivalents at beginning of year			183,009	10,278			193,287

Cash and cash equivalents at end of year	$		$273,166	$9,107	$		$282,273

GENERAL MOTORS FINANCIAL COMPANY, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

PREDECESSOR

Year Ended June 30, 2009

(in thousands)

	General Motors Financial Company, Inc.		Guarantors	Non- Guarantors	Eliminations		Consolidated
Cash flows from operating activities:
Net (loss) income		$(10,889)	$18,358	$144,336		$(162,694)	$(10,889)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization		2,634	4,347	102,027			109,008
Provision for loan losses			92,382	879,999			972,381
Deferred income taxes		(100,156)	(9,188)	336,127			226,783
Stock based compensation expense		14,264					14,264
Amortization of warrant costs		45,101					45,101
Non-cash interest charges on convertible debt		22,506					22,506
Accretion and amortization of loan fees			2,869	16,225			19,094
Gain on retirement of debt		(48,907)					(48,907)
Other			(16,834)	19,607			2,773
Equity in income of affiliates		(20,535)	(142,159)			162,694
Changes in assets and liabilities, net of assets and liabilities acquired:
Income tax receivable		(173,844)	(1,078)	240			(174,682)
Other assets		(1,901)	28,407	(33,210)			(6,704)
Accrued taxes and expenses		(23,386)	(5,307)	(23,420)			(52,113)

Net cash (used) provided by operating activities		(295,113)	(28,203)	1,441,931			1,118,615

Cash flows from investing activities:
Purchases of receivables			(1,280,291)	(537,349)		537,349	(1,280,291)
Principal collections and recoveries on receivables			299,379	3,958,258			4,257,637
Net proceeds from sale of receivables			537,349			(537,349)
Purchases of property and equipment			(1,202)	199			(1,003)
Change in restricted cash – securitization notes payable				131,064			131,064
Change in restricted cash – credit facilities				63,180			63,180
Change in other assets			7,268	5,692			12,960
Proceeds from money market fund			104,319				104,319
Investment in money market fund			(115,821)				(115,821)
Net change in investment in affiliates		(6,317)	(212,067)			218,384

Net cash (used) provided by investing activities		(6,317)	(661,066)	3,621,044		218,384	3,172,045

Cash flows from financing activities:
Borrowings on credit facilities				3,657,240			3,657,240
Payments on credit facilities				(4,935,357)			(4,935,357)
Issuance of securitization notes payable				1,000,000			1,000,000
Payments on securitization notes payable				(3,987,424)			(3,987,424)
Debt issuance costs		(56)	(2,163)	(30,390)			(32,609)
Net proceeds from issuance of common stock		3,741		242,253		(242,253)	3,741
Retirement of convertible debt		(238,617)					(238,617)
Other net changes		(603)					(603)
Net change in due (to) from affiliates		536,214	524,481	(1,081,410)		20,715

Net cash provided (used) by financing activities		300,679	522,318	(5,135,088)		(221,538)	(4,533,629)

Net decrease in cash and cash equivalents		(751)	(166,951)	(72,113)		(3,154)	(242,969)
Effect of Canadian exchange rate changes on cash and cash equivalents		751		(1,142)		3,154	2,763
Cash and cash equivalents at beginning of year			349,960	83,533			433,493

Cash and cash equivalents at end of year	$		$183,009	$10,278	$		$$193,287

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

General Motors Financial Company, Inc.:

We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 (Successor), and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for the year ended December 31, 2011(Successor), the three month periods ended December 31, 2010 (Successor), and September 30, 2010 (Predecessor), and for each of the two years in the period ended June 30, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2011 and 2010 (Successor) and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor), the three month periods ended December 31, 2010 (Successor) and September 30, 2010 (Predecessor), and for each of the two years in the period ended June 30, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2012

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

The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MANAGEMENT’S REPORTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted in accordance with General Instruction I to Form 10-K

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Omitted in accordance with General Instruction I to Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted in accordance with General Instruction I to Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted in accordance with General Instruction I to Form 10-K

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Successor		Predecessor
	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
Deloitte & Touche LLP
Audit Fees(a)	$1,138,000	$975,000	$75,000	$1,025,000
Audit Related Fees(b)	662,000	92,500	141,000	498,900
Tax Fees(c)	73,220	58,073	114,513	150,977

Total Fees	$1,873,220	$1,125,573	$330,513	$1,674,877

(a)	Audit Fees include the annual financial statement audit (including quarterly reviews, subsidiary audits and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements). Audit Fees includes fees for professional services to perform the attestation required by the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm. Audit-Related Fees include, among other things, agreed-upon procedures and other services pertaining to our securitization program and other warehouse credit facility reviews; the attestations required by the requirements of Regulation AB; and accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Fees”.
(c)	Tax Fees include tax services related to tax compliance and related advice.

As a wholly owned subsidiary of General Motors Company, audit and non-audit services provided by our independent auditor are subject to General Motors Company’s Audit Committee pre-approval policies and procedures. The Audit Committee pre-approved all services provided by, and all fees of, our independent auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010 (Successor) .

Consolidated Statements of Operations and Comprehensive Operations for the year ended December 31, 2011, three months ended December 31, 2010 (Successor), and September 30, 2010 and for the years ended June 30, 2010 and 2009 (Predecessor).

Consolidated Statements of Shareholder’s Equity for the year ended December 31, 2011, three months ended December 31, 2010 (Successor) and September 30, 2010 and for the years ended June 30, 2010 and 2009 (Predecessor).

Consolidated Statements of Cash Flows for the year ended December 31, 2011, three months ended December 31, 2010 (Successor) and September 30, 2010 and for the years ended June 30, 2010 and 2009 (Predecessor).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE Daniel E. Berce	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ CHRIS A. CHOATE Chris A. Choate	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	February 27, 2012

/s/ DANIEL AMMANN Daniel Ammann	Director	February 27, 2012

/s/ STEPHEN J. GIRSKY Stephen J. Girsky	Director	February 27, 2012

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by the exhibit numbers used in the report with which they were filed. Documents filed with this report are identified by the symbol “@” under the Exhibit Number column.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 21, 2010, among General Motors Holdings LLC, Goalie Texas Holdco Inc. and AmeriCredit Corp., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on July 26, 2010.	Incorporated by Reference

3.1	Articles of Incorporation of the Company, filed May 18, 1988, and Articles of Amendment to Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 33-31220 on Form S-1 filed on August 24, 1988.	Incorporated by Reference

3.2	Amendment to Articles of Incorporation, filed October 18, 1989, incorporated herein by reference to Exhibit 3.2 to the Registration Statement No. 33-41203 on Form S-8 filed by the Company with the Securities and Exchange Commission.	Incorporated by Reference

3.3	Articles of Amendment to Articles of Incorporation, incorporated herein by reference herein to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, filed with the Securities and Exchange Commission.	Incorporated by Reference

3.4	Amended & Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on February 3, 2010.	Incorporated by Reference

3.5	Amended and Restated Certificate of Formation of General Motors Financial Company, Inc. (formerly known as AmeriCredit Corp.), incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

4.1	Certificate of Merger merging Goalie Texas Holdco Inc. with and into AmeriCredit Corp., incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

4.2	Indenture, dated as of September 18, 2006, among AmeriCredit Corp., the Guarantors party thereto, and HSBC Bank USA, National Association, entered into in connection with AmeriCredit’s $250,000,000 2.125% Convertible Senior Notes due 2013, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed on November 8, 2006.	Incorporated by Reference

4.2.1	Supplemental Indenture, dated October 1, 2010, by and among AmeriCredit Corp., the guarantors and HSBC Bank USA, National Association, relating to the Company’s 2.125% Convertible Senior Notes due 2013, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

4.2.2	Fundamental Change Company Notice and Notice of Conversion Procedure, dated October 21, 2010, relating to the Company’s 2.125% Convertible Senior Notes due 2013, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on October 21, 2010.	Incorporated by Reference

INDEX TO EXHIBITS

(Continued)

10.1	Employment Agreement, dated September 30, 2010, between the Company and Daniel E. Berce, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

10.2	Employment Agreement, dated September 30, 2010, between the Company and Chris A. Choate, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

10.3	Employment Agreement, dated September 30, 2010, between the Company and Steven P. Bowman, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

10.4	Employment Agreement, dated September 30, 2010, between the Company and Kyle R. Birch, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

10.5	Employment Agreement, dated September 30, 2010, between the Company and Brian S. Mock, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed on October 1, 2010.	Incorporated by Reference

10.6	Sale and Servicing Agreement, dated as of February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.1 to the Current Report on Form 8-K, filed on March 2, 2010.	Incorporated by Reference

10.6.1	Indenture, dated February 26, 2010, among AmeriCredit Syndicated warehouse Trust, Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.2 to the Current Report on Form 8-K, filed on March 2, 2010.	Incorporated by Reference

10.6.2	Note Purchase Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.3 to the Current Report on Form 8-K, filed on March 2, 2010	Incorporated by Reference

10.6.3	First Supplemental Indenture, dated August 20, 2010, between AmeriCredit Syndicated Warehouse Trust and Wells Fargo Bank, N A, incorporated herein by reference to Exhibit 10.11.3 to the Annual Report on Form 10-K filed on August 27, 2010.	Incorporated by Reference

10.6.4	Amendment No. 1, dated August 20, 2010, to Sale and Servicing Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated herein by reference to Exhibit 10.11.4 to the Annual Report on Form 10-K filed on August 27, 2010.	Incorporated by Reference

10.6.5	Omnibus Amendment to the Sale and Servicing Agreement, the Indenture and Note Purchase Agreement, dated February 17, 2011, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG, New York Branch, and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed February 22, 2011.	Incorporated by Reference

INDEX TO EXHIBITS

(Continued)

10.7	Security Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank , incorporated by reference herein to Exhibit 99.1 to the Current Report on Form 8-K, filed on October 6, 2006.	Incorporated by Reference

10.7.1	Servicing and Custodian Agreement dated as of October 3, 2006, among AmeriCredit Financial Services, Inc., AmeriCredit MTN Receivables Trust V and Wells Fargo Bank, incorporated by reference herein to Exhibit 99.2 to the Current Report on Form 8-K, filed on October 6, 2006.	Incorporated by Reference

10.7.2	Note Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., Meridian Funding Company, LLC and MBIA Insurance Corporation, incorporated by reference herein to Exhibit 99.4 to the Current Report on Form 8-K, filed on October 6, 2006.	Incorporated by Reference

10.7.3	Master Receivables Purchase Agreement dated as of October 3, 2006, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank, incorporated by reference herein to Exhibit 99.5 to the Current Report on Form 8-K, filed on October 6, 2006.	Incorporated by Reference

10.7.4	Insurance Agreement dated as of October 3, 2006, among MBIA Insurance Corporation, AmeriCredit MTN Receivables Trust V, AmeriCredit Financial Services, Inc., AmeriCredit MTN Corp. V and Wells Fargo Bank, incorporated by reference herein to Exhibit 99.6 to the Current Report on Form 8-K, filed on October 6, 2006.	Incorporated by Reference

10.7.5	Omnibus Amendment No. 1, dated March 5, 2009, among AmeriCredit MTN Receivables Trust V, AmeriCredit Financial services, Inc., AmeriCredit MTN Corp. V, MBIA Insurance Corporation, Meridian Funding Company, LLC, Wilmington Trust Company and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.7 to the Current Report on Form 8-K, filed on March 10, 2009.	Incorporated by Reference

10.8	Note Purchase Agreement, dated November 24, 2008, among AmeriCredit Corp., AmeriCredit Financial Services, Inc, AmeriCredit SenSub Corp. and Fairholme Funds, Inc., incorporated herein by reference herein to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 26, 2008.	Incorporated by Reference

10.8.1	Limited Guaranty, dated November 24, 2008, issued by AmeriCredit Corp. to Wells Fargo Bank, National Association, incorporated herein by reference herein to Exhibit 10.3 to the Current Report on Form 8-K, filed on November 26, 2008.	Incorporated by Reference

10.8.2	Registration Rights Agreement, dated November 26, 2008, among AmeriCredit Corp., AmeriCredit Financial Services, Inc, AmeriCredit SenSub Corp. and Fairholme Funds, Inc., incorporated herein by reference herein to Exhibit 10.4 to the Current Report on Form 8-K, filed on November 26, 2008.	Incorporated by Reference

10.9	2011-A Servicing Supplement, dated January 31, 2011, among ACAR Leasing Ltd., AmeriCredit Financial services, Inc., APGO Trust and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed February 4, 2011.	Incorporated by Reference

INDEX TO EXHIBITS

(Continued)

10.9.1	Indenture, dated January 31, 2011, among GMF Leasing Warehouse Trust, Wells Fargo Bank, National Association, AmeriCredit Financial services, Inc., Deutsche Bank AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed February 4, 2011.	Incorporated by Reference

10.9.2	Note Purchase Agreement, dated January 31, 2011, among GMF Leasing Warehouse Trust, AmeriCredit Financial services, Inc., GMF Leasing LLC, Deutsche Bank, AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed February 4, 2011.	Incorporated by Reference

10.10	Indenture, dated June 1, 2011, between General Motors Financial Company, Inc. and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 3, 2011.	Incorporated by Reference

10.10.1	Registration Rights Agreement, dated June 1, 2011, among General Motors Financial Company, Inc., Deutsche Bank Securities Inc. and JPMorgan Securities LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 3, 2011.	Incorporated by Reference

10.11	2011-A Servicing Supplement, dated July 15, 2011, among GM Financial Canada Leasing Ltd., FinanciaLinx Corporation, GMF Canada Leasing Trust, Deutsche Bank AG, Canada Branch, and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed July 21, 2011.	Incorporated by Reference

10.11.1	Series 2011-A Indenture Supplement, dated July 15, 2011, among ComputerShare Trust Company of Canada, BNY trust Company of Canada, Deutsche Bank AG, Canada Branch and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed July 21, 2011.	Incorporated by Reference

10.11.2	Note Purchase Agreement, dated July 15, 2011, among GMF Canada Leasing Trust, FinanciaLinx Corporation, GM Financial Canada Leasing Ltd., Deutsche Bank AG, Canada Branch, BMO Nesbitt Burns Inc. and BNY Trust Company of Canada, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed July 21, 2011.	Incorporated by Reference

12.1	Statement Re Computation of Ratios

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document