Form 10-Q
period 2012-03-31
General Motors Financial Company, Inc.
filed 2012-05-03
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2012, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in Thousands)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$608,791	$572,297
Finance receivables, net	9,475,676	9,162,492
Restricted cash – securitization notes payable	856,573	919,283
Restricted cash – credit facilities	121,657	136,556
Property and equipment, net	49,461	47,440
Leased vehicles, net	1,099,984	809,491
Deferred income taxes	118,754	108,684
Goodwill	1,108,227	1,107,982
Intercompany subvention receivable	25,397	37,447
Other assets	126,823	141,248
Total assets	$13,591,343	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities	$778,663	$1,099,391
Securitization notes payable	7,559,357	6,937,841
Senior notes	500,000	500,000
Convertible senior notes	500	500
Accounts payable and accrued expenses	218,578	160,172
Deferred income	40,670	24,987
Taxes payable	89,594	85,477
Intercompany taxes payable	372,684	300,306
Interest rate swap and cap agreements	6,218	11,208
Total liabilities	9,566,264	9,119,882
Commitments and contingencies (Note 9)
Shareholder's equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,456,348	3,470,495
Accumulated other comprehensive loss	(3,708)	(7,617)
Retained earnings	572,439	460,160
Total shareholder's equity	4,025,079	3,923,038
Total liabilities and shareholder's equity	$13,591,343	$13,042,920
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in Thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue
Finance charge income	$358,256	$267,846
Other income	73,147	27,321
	431,403	295,167
Costs and expenses
Operating expenses	97,869	76,406
Leased vehicles expenses	40,646	8,484
Provision for loan losses	48,554	39,424
Interest expense	63,092	40,617
	250,161	164,931
Income before income taxes	181,242	130,236
Income tax provision	68,963	52,998
Net income	112,279	77,238
Other comprehensive income
Unrealized (losses) gains on cash flow hedges	(896)	1,162
Foreign currency translation adjustment	4,454	1,211
Income tax benefit (provision)	351	(426)
Other comprehensive income	3,909	1,947
Comprehensive income	$116,188	$79,185
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$112,279	$77,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,565	17,868
Accretion and amortization of loan and leasing fees	(11,087)	(2,936)
Amortization of carrying value adjustment	20,169	67,927
Amortization of purchase accounting premium	(9,944)	(23,117)
Provision for loan losses	48,554	39,424
Deferred income taxes	(9,652)	(21,789)
Stock-based compensation expense	584	2,925
Other	(5,556)	(8,844)
Changes in assets and liabilities:
Other assets	(1,943)	11,521
Accounts payable and accrued expenses	25,674	(12,765)
Taxes payable	4,108	17,117
Intercompany taxes payable	72,378	54,817
Net cash provided by operating activities	296,129	219,386
Cash flows from investing activities:
Purchases of finance receivables	(1,364,662)	(1,134,782)
Principal collections and recoveries on finance receivables	1,015,918	954,291
Net purchases of leased vehicles	(305,370)	(320,206)
Proceeds from termination of leased vehicles	6,922	12,880
(Purchases) sales of property and equipment	(3,952)	11
Change in restricted cash – securitization notes payable	62,710	(77,373)
Change in restricted cash – credit facilities	15,452	(19,693)
Change in other assets	10,079	(13,831)
Net cash used by investing activities	(562,903)	(598,703)
Cash flows from financing activities:
Borrowings on credit facilities	453,774	1,196,521
Payments on credit facilities	(778,054)	(615,510)
Issuance of securitization notes payable	1,800,000	800,000
Payments on securitization notes payable	(1,168,700)	(845,058)
Debt issuance costs	(4,761)	(17,809)
Net cash provided by financing activities	302,259	518,144
Net increase in cash and cash equivalents	35,485	138,827
Effect of Canadian exchange rate changes on cash and cash equivalents	1,009	(198)
Cash and cash equivalents at beginning of period	572,297	194,554
Cash and cash equivalents at end of period	$608,791	$333,183
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
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Annual Report on Form 10-K filed on February 27, 2012.
The consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.
The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated recovery value on leased vehicles, goodwill, intangible assets, income taxes and the expected cash flows on the pre-acquisition finance receivables.
Related Party Transactions
We were acquired by General Motors Company ("GM") on October 1, 2010. We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentivized rates and structures on these loan and lease finance products under a subvention program with GM. At March 31, 2012 and December 31, 2011, we have an intercompany subvention receivable from GM of $25.4 million and $37.4 million, respectively, representing payments due from GM under the subvention program resulting in a non-cash investing activity.
Recent Accounting Pronouncements
In April 2011, ASU 2011-03 ("2011-03"), Reconsideration of Effective Control for Repurchase Agreements, was issued effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. This guidance amends the sale accounting requirement concerning a transferor's ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. 2011-03 did not have an impact on our consolidated financial position, results of operations and cash flows.
In May 2011, ASU ("2011-04"), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued effective for interim and annual periods beginning on or after December 15, 2011. The adoption of 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards ("IFRSs"), and improves consistency of disclosures relating to fair value. We adopted this ASU effective January 1, 2012, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.
In June 2011, ASU ("2011-05"), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, ASU 2011-12 was issued deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB. We adopted this ASU effective January 1, 2012, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows as we already present a statement of comprehensive income.
In December 2011, ASU ("2011-11"), Disclosures about Offsetting Assets and Liabilities, was issued effective for interim and annual periods beginning January 1, 2013. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. ASU 2011-11 is effective for us starting January 1, 2013 and we do not expect the adoption to have an impact on our consolidated financial position, results of operations and cash flows.

NOTE 2 – FINANCE RECEIVABLES
Finance receivables consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Pre-acquisition finance receivables - outstanding balance	$3,674,764	$4,366,075

Pre-acquisition finance receivables - carrying value	3,357,341	4,027,361
Post-acquisition finance receivables, net of fees	6,326,427	5,313,899
	9,683,768	9,341,260
Less: allowance for loan losses on post-acquisition finance receivables	(208,092)	(178,768)
Total finance receivables, net	$9,475,676	$9,162,492
A summary of our finance receivables is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Pre-acquisition finance receivables - carrying value, beginning of period	$4,027,361	$7,299,963
Post-acquisition finance receivables, beginning of period	5,313,899	923,713
	9,341,260	8,223,676
Loans purchased	1,395,757	1,137,921
Charge-offs	(51,058)	(1,809)
Principal collections and other	(919,865)	(852,620)
Change in carrying value adjustment on the pre-acquisition finance receivables	(82,326)	(165,280)
Balance at end of period	$9,683,768	$8,341,888
Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.
The accrual of finance charge income has been suspended on $350.4 million and $439.4 million of finance receivables (based on contractual amount due) as of March 31, 2012 and December 31, 2011, respectively.
Finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We also have manufacturer incentive programs with GM and other new vehicle manufacturers, typically known as subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower interest rates on finance contracts we purchase. We record the amortization of participation fees and subvention and accretion of acquisition fees to finance charge income using the effective interest method.
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During the three months ended March 31, 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $166.6 million, we transferred this excess from the non-accretable discount to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.

A summary of the accretable yield, which represents the amount of finance charge income to be recognized over the remaining life of the pre-acquisition portfolio, is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$737,464	$1,201,178
Accretion of accretable yield	(135,825)	(201,810)
Transfer from non-accretable discount	166,621
Balance at end of period	$768,260	$999,368
A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$178,768	$26,352
Provision for loan losses	48,554	39,424
Charge-offs	(51,058)	(1,809)
Recoveries	31,828	1,448
Balance at end of period	$208,092	$65,415
Credit Risk
A summary of the credit risk profile by FICO score band of the finance receivables, determined at origination, is as follows (in thousands):

	March 31, 2012	December 31, 2011
FICO Score less than 540	$2,370,839	$2,133,361
FICO Score 540 to 599	4,356,261	4,166,988
FICO Score 600 to 659	2,597,954	2,623,882
FICO Score greater than 660	676,137	755,743
Balance at end of period(a)	$10,001,191	$9,679,974
_________________
(a) Balance at end of period is the sum of pre-acquisition finance receivables - outstanding balance and post-acquisition finance receivables, net of fees.
Delinquency
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of the contractual amounts of finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2012		March 31, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$318,412	3.2%	$332,746	3.8%
Greater-than-60 days	124,561	1.2%	135,081	1.5%
	442,973	4.4%	467,827	5.3%
In repossession	24,896	0.3%	26,601	0.3%
	$467,869	4.7%	$494,428	5.6%
We assessed deferments granted on or after October 1, 2010 on accounts in the post-acquisition portfolio to identify any that qualified as troubled debt restructurings. The pre-acquisition portfolio is excluded from the provisions of the troubled debt restructuring guidance, ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, since expected future credit losses were recognized in the purchase accounting for that portfolio. At March 31, 2012, we believe the number of accounts in the post-acquisition portfolio that would be considered troubled debt restructurings is immaterial.

NOTE 3 – LEASED VEHICLES
Leased vehicles consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Leased vehicles	$1,388,098	$1,012,637
Manufacturer incentives	(177,664)	(125,681)
	1,210,434	886,956
Less: accumulated depreciation	(110,353)	(77,303)
Less: purchase accounting discount	(97)	(162)
	$1,099,984	$809,491
A summary of our leased vehicles is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$886,956	$51,515
Leased vehicles purchased	383,799	337,367
Lease vehicles returned - end of term	(13,550)	(7,818)
Lease vehicles returned - default	(1,241)	(216)
Manufacturer incentives	(51,368)	(49,252)
Foreign currency translation adjustment	5,838
Balance at end of period	$1,210,434	$331,596
Our Canadian subsidiary originates leases that are recorded as operating leases and also originates and sells leases for a third party with servicing retained. As of March 31, 2012, this subsidiary was servicing $936.6 million of leased vehicles for this third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in thousands):

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Minimum rental payments under operating leases	$155,852	$200,955	$148,725	$60,587	$9,777	$337

NOTE 4 – SECURITIZATIONS
A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Receivables securitized	$1,915,719	$848,810
Net proceeds from securitization	1,800,000	800,000
Servicing fees(a)	58,563	48,924
Net distributions from Trusts	450,545	143,168
_________________

(a)	Cash flows received for the servicing of securitizations consolidated as VIE’s are a component of finance charge income on the consolidated statements of income and comprehensive income.
We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.

As of March 31, 2012 and December 31, 2011, respectively, we were servicing $8.5 billion and $7.9 billion, respectively, of finance receivables that have been transferred to the Trusts.

NOTE 5 – CREDIT FACILITIES
Amounts outstanding under our credit facilities are as follows (in thousands):

	March 31, 2012	December 31, 2011
Syndicated warehouse facility	$277,093	$621,257
Lease warehouse facility – Canada	248,176	181,314
Medium term note facility	253,394	293,528
Wachovia funding facility		3,292
	$778,663	$1,099,391
Further detail regarding terms and availability of the credit facilities as of March 31, 2012, follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (e)	Restricted Cash Pledged (f)
Syndicated warehouse facility(a)	$2,000,000	$277,093	$366,758	$7,389
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	600,330	248,176	373,363	1,826
GM revolving credit facility	300,000
Medium term note facility(d)		253,394	276,000	83,683
		$778,663	$1,016,121	$92,898
_________________

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

(c)
In July 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2018 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million, advances outstanding of C$248.0 million, assets pledged of C$373.2 million and restricted cash pledged of C$1.8 million at March 31, 2012.

(d)
The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(e)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facilities are collateralized by leasing related assets.

(f)
These amounts do not include cash collected on finance receivables and leasing related assets pledged of $28.8 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse, lease warehouse and medium term note facilities are either administered by agents on behalf of institutionally managed commercial paper or medium term note conduits or funded directly by the lenders. Under these funding agreements, we transfer finance receivables or leasing related assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance and lease contracts and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper rates, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR") or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. In the syndicated warehouse, lease warehouse - Canada, and the medium term note facilities we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2012, we were in compliance with all covenants in our credit facilities.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse - Canada facilities during the three months ended March 31, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.63%	$128,309	$621,257
Lease warehouse facility – Canada(a)	2.59%	212,485	248,176
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$128.2 million and C$248.0 million, respectively.
There were no borrowings or repayments on the lease warehouse facility - U.S. or the GM revolving credit facility during the three months ended March 31, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and U.S. lease warehouse facilities during the three months ended March 31, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.65%	$358,504	$826,859
Lease warehouse facility – U.S.	1.68%	17,915	94,845
Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $2.9 million and $6.6 million as of March 31, 2012 and December 31, 2011, respectively, are included in other assets.

NOTE 6 – SECURITIZATION NOTES PAYABLE
Securitization notes payable represents debt issued by us in securitization transactions. In connection with the merger with GM, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. At March 31, 2012, unamortized purchase accounting premium of $32.7 million is included in securitization notes payable. Debt issuance costs of $17.9 million and $16.3 million, as of March 31, 2012 and December 31, 2011, respectively, which are included in other assets, are amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable as of March 31, 2012, consists of the following (dollars in thousands):

Transaction	Maturity Date (a)	Original Note Amount	Original Weighted Average Interest Rate	March 31, 2012
				Receivables Pledged	Note Balance
2007-C-M	April 2014	$1,500,000	5.5%	$162,389	$151,880
2007-D-F	June 2014	1,000,000	5.5%	125,633	116,451
2007-2-M (APART)(b)	March 2016	1,000,000	5.3%	114,373	110,916
2008-A-F	October 2014	750,000	6.0%	149,020	120,826
2008-1	January 2015	500,000	8.7%	129,016	8,284
2008-2	April 2015	500,000	10.5%	138,030	17,120
2009-1	January 2016	725,000	7.5%	270,226	194,557
2009-1 (APART)(b)	July 2017	227,493	2.7%	83,324	63,426
2010-1	July 2017	600,000	3.7%	277,543	234,799
2010-A	July 2017	200,000	3.1%	108,904	87,917
2010-2	October 2017	600,000	3.8%	292,015	270,326
2010-B	November 2017	200,000	2.2%	130,527	106,581
2010-3	January 2018	850,000	2.5%	568,664	494,893
2010-4	April 2018	700,000	2.5%	411,911	380,459
2011-1	July 2018	800,000	2.5%	572,604	525,538
2011-2	September 2018	950,000	2.6%	687,727	634,765
2011-3	December 2018	1,000,000	2.4%	807,644	740,721
2011-4	January 2019	900,000	2.5%	810,552	756,778
2011-5	March 2019	900,000	2.9%	844,371	799,831
2012-PP1(c)	June 2019	800,000	—	767,389	739,699
2012-1	July 2019	1,000,000	2.5%	1,003,898	970,929
		$15,702,493		$8,455,760	$7,526,696
Purchase accounting premium					32,661
Total					$7,559,357
_________________

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to Trusts.

(b)	"APART" represents AmeriCredit Prime Automobile Receivables Trust.

(c)	"PP" represents the private sale of asset-backed securities, the pricing terms of which are confidential.
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
Agreements with our financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance providers to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of March 31, 2012, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Interest rate caps and swaps consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Notional	Fair Value(b)	Notional	Fair Value(b)
Assets
Interest rate swaps(a)	$224,548	$1,786	$509,561	$2,004
Interest rate caps(a)	1,444,745	3,984	1,512,793	4,548
Total assets	$1,669,293	$5,770	$2,022,354	$6,552
Liabilities
Interest rate swaps	$224,548	$2,125	$509,561	$6,440
Interest rate caps	1,444,745	4,093	1,470,856	4,768
Total liabilities	$1,669,293	$6,218	$1,980,417	$11,208
_________________

(a)	Included in other assets on the consolidated balance sheets.

(b)	See Note 8 - "Fair Value of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Interest rate swap agreements designated as hedges had unrealized gains of $1.5 million and $2.4 million included in accumulated other comprehensive income as of March 31, 2012 and December 31, 2011, respectively. The ineffectiveness loss related to the interest rate swap agreements was insignificant for the three months ended March 31, 2012 and $0.9 million for the three months ended March 31, 2011, respectively. We estimate approximately $1.4 million of unrealized gains included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.
Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains (losses) of $0.1 million for the three months ended March 31, 2012 and $(0.1) million for the three months ended March 31, 2011, included in interest expense on the consolidated statements of income and comprehensive income, respectively.
Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2012 and December 31, 2011, these restricted cash accounts totaled $18.7 million and $35.5 million, respectively, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	Income (Losses) Recognized In Income
	Three Months Ended
	March 31, 2012	March 31, 2011
Non-designated hedges:
Interest rate contracts(a)	$236	$(208)
Foreign currency exchange derivatives(b)		(187)
Total	$236	$(395)
Designated hedges:
Interest rate contracts(a)	$(40)	$(889)

	Income (Losses) Recognized In Accumulated Other Comprehensive Income
	Three Months Ended
	March 31, 2012	March 31, 2011
Designated hedges:
Interest rate contracts	$(97)	$884

	Income (Losses) Reclassified From Accumulated Other Comprehensive Income Into Income
	Three Months Ended
	March 31, 2012	March 31, 2011
Designated hedges:
Interest rate contracts(a)	$799	$(278)
_________________

(a)	Income (losses) recognized in earnings are included in interest expense.

(b)	There were no outstanding foreign currency exchange derivatives at March 31, 2012. Income (losses) recognized in earnings are included in operating expenses.

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES
ASC 820, Fair Value Measurements, ("ASC 820") provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.
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
Derivatives
The fair values of our interest rate cap derivatives are valued based on quoted market prices received from bank counterparties and are classified as Level 2.
Our interest rate swaps are not exchange traded but instead trade in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves and credit curves. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The fair value of our interest rate swaps use observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of expected payments and receipts that derive the fair value of the interest rate swaps. The series of payments are calculated and discounted using observable interest rate yield curves. The counterparties’ non-performance risk to the derivative trades is also considered when measuring the fair value of the derivatives. Macroeconomic factors after purchase could negatively affect the credit performance of our portfolio and our counterparties and therefore, could potentially impact the assumptions used in our cash flow model.
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) as described above:

	March 31, 2012
	(in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,330,189			$1,330,189
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$3,984		3,984
Interest rate swaps(iii)			$1,786	1,786
Total assets	$1,330,189	$3,984	$1,786	$1,335,959
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$2,125	$2,125
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,093		4,093
Total liabilities	$	$4,093	$2,125	$6,218
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $306.2 million.

	December 31, 2011
	(in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,434,592			$1,434,592
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,548		4,548
Interest rate swaps(iii)			$2,004	2,004
Total assets	$1,434,592	$4,548	$2,004	$1,441,144
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$6,440	$6,440
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,768		4,768
Total liabilities	$	$4,768	$6,440	$11,208
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $252.7 million.
The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2012	$2,004	$(6,440)
Total realized and unrealized gains
Included in earnings	128	(40)
Included in other comprehensive income		(97)
Settlements	(346)	4,452
Balance at March 31, 2012	$1,786	$(2,125)
 The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2011	$23,058	$(46,797)
Total realized and unrealized gains
Included in earnings	(85)	(889)
Included in other comprehensive income		884
Settlements	(5,260)	13,035
Balance at March 31, 2011	$17,713	$(33,767)

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Guarantees of Indebtedness
The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $500.5 million as of March 31, 2012 and

December 31, 2011, respectively. See guarantor consolidating financial statements in Note 14.

NOTE 10 - PARENT COMPANY STOCK BASED COMPENSATION
Salary Stock
We participate in GM's salary stock program under which a portion of each participant's compensation is accrued and converted to Restricted Stock Units ("RSU's") on a quarterly basis. The awards are fully vested and nonforfeitable upon grant and therefore compensation cost is fully recognized on the date of grant. The RSU's are settled quarterly over a three year period commencing on the first anniversary of the date of grant. On March 29, 2012 GM amended the plan to provide for cash settlement of awards. As a result we will now settle these awards in cash and we reclassified $14.5 million from additional paid-in capital to accounts payable and accrued expenses. Prior to this amendment it was GM's policy to issue new shares upon settlement of these awards.

NOTE 11 – INCOME TAXES
We had unrecognized tax benefits of $50.2 million and $48.1 million at March 31, 2012 and December 31, 2011, respectively. The amount of unrecognized tax benefits including the federal benefit of state taxes, if recognized, that would affect the effective tax rate is $27.4 million and $26.5 million at March 31, 2012 and December 31, 2011, respectively.
At March 31, 2012, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $1.7 million to $15.2 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2012, accrued interest and penalties associated with uncertain tax positions were $21.4 million and $10.0 million, respectively. During the three months ended March 31, 2012, we accrued an additional $1.5 million in potential interest and accrued an additional $0.4 million in potential penalties associated with uncertain tax positions.
We file income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. Our U.S. federal income tax returns prior to fiscal 2006 are no longer subject to tax examinations. Our federal income tax returns for fiscal 2006, 2007, 2008, 2009 and 2010 are under audit by the Internal Revenue Service ("IRS"). Foreign and state jurisdictions have statutes of limitations that generally range from three to five years. With few exceptions, we are no longer subject to state and local, or non-U.S. income tax examinations by tax authorities prior to fiscal 2005. Certain of our state tax returns are currently under examination in various state tax jurisdictions. As of October 1, 2010, we are included in GM's consolidated U.S. federal income tax return and will continue to be included in subsequent year returns filed by GM. These tax years are subject to examination by the tax authorities. Similarly, we also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. In some taxing jurisdictions where filing a separate income tax return is mandated, we will continue to file separately.
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of March 31, 2012, we have recorded intercompany taxes payable to GM in the amount of $372.7 million, representing the tax effects of income earned subsequent to the merger with GM.
Our effective income tax rate was 38.1% and 40.7% for the three months ended March 31, 2012 and 2011, respectively.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820 requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheets. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Disclosures about fair value of financial instruments exclude certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in thousands):

			March 31, 2012		December 31, 2011
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$608,791	$608,791	$572,297	$572,297
Finance receivables, net	(b)	3	9,475,676	9,759,910	9,162,492	9,385,851
Restricted cash – securitization notes payable	(a)	1	856,573	856,573	919,283	919,283
Restricted cash – credit facilities	(a)	1	121,657	121,657	136,556	136,556
Restricted cash – other	(a)	1	49,350	49,350	59,136	59,136
Interest rate swap agreements	(d)	3	1,786	1,786	2,004	2,004
Interest rate cap agreements purchased	(d)	2	3,984	3,984	4,548	4,548
Financial liabilities:
Syndicated and lease warehouse facilities	(c)	2	525,269	525,269	802,571	802,571
Medium term note facility and Wachovia funding facility	(d)	3	253,394	253,709	296,820	296,542
Securitization notes payable	(d)
Securitization notes payable		1	6,819,658	6,884,143	6,937,841	6,945,865
Private securitization 2012-PP1		3	739,699	743,458
Senior notes	(d)	2	500,000	530,000	500,000	510,000
Convertible senior notes	(d)	2	500	500	500	500
Interest rate swap agreements	(d)	3	2,125	2,125	6,440	6,440
Interest rate cap agreements sold	(d)	2	4,093	4,093	4,768	4,768
_________________

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

(d)
The fair values of the interest rate cap and swap agreements, medium term note facility and Wachovia funding facility, securitization notes payable, senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

The fair value of our finance receivables use observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity, and an observable cost of debt based on companies with a similar credit rating and maturity profile as our portfolio. Macroeconomic factors could affect the credit performance of our portfolio and therefore, could potentially impact the assumptions used in our cash flow model.
The medium term note facility uses observable and unobservable inputs to estimate fair value. Observable inputs are used regarding an advance rate on the receivables to generate an estimated debt amount as well as the interest rate used to calculate the series of estimated principal payments. Those series of interest payments are discounted using an unobservable interest rate based on the most recent securitization in order to estimate fair value which would approximate the replacement value.
Securitization notes payable includes the 2012-PP1 Trust which uses observable and unobservable inputs to estimate fair value. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable input), which are then applied to the calculated debt classes in order to estimate fair value which would approximate market value.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Interest costs (none capitalized)	$56,940	$77,527
Income taxes	2,590	575
We had a non-cash investing activity as the result of the receivable from the GM subvention program for the three months ended March 31, 2012 and 2011 of $25.4 million and $71.3 million, respectively.

NOTE 14 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
The payment of principal and interest on the 6.75% senior notes issued in June 2011 are currently guaranteed solely by AmeriCredit Financial Services, Inc. (the "Guarantor"), our principal operating subsidiary, and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The separate financial statements of the Guarantor are not included herein because the Guarantor is a wholly owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. Some of our "Non-Guarantor Subsidiaries" had previously guaranteed the payment of principal and interest on our senior notes and convertible senior notes that were outstanding prior to the issuance of the 6.75% senior notes. These previously outstanding senior notes have been repaid in full and the amount of convertible senior notes that currently remain outstanding under the previous guarantor structure is immaterial. As a result, the following consolidating financial statements have been recast to reflect the current guarantor structure for the 6.75% senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of March 31, 2012, December 31, 2011, and for the three months ended March 31, 2012 and 2011.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$537,671	$71,120		$608,791
Finance receivables, net		847,549	8,628,127		9,475,676
Restricted cash - securitization notes payable			856,573		856,573
Restricted cash - credit facilities			121,657		121,657
Property and equipment, net	$220	4,430	44,811		49,461
Leased vehicles, net			1,099,984		1,099,984
Deferred income taxes	33,498	70,953	14,303		118,754
Goodwill	1,094,923		13,304		1,108,227
Intercompany subvention receivable	25,397				25,397
Other assets	6,105	35,303	85,415		126,823
Due from affiliates	842,928		2,749,240	$(3,592,168)
Investment in affiliates	2,992,406	2,883,801		(5,876,207)
Total assets	$4,995,477	$4,379,707	$13,684,534	$(9,468,375)	$13,591,343
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$778,663		$778,663
Securitization notes payable			7,559,357		7,559,357
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	13,225	$98,801	106,552		218,578
Deferred income			40,670		40,670
Taxes payable	83,989	4,551	1,054		89,594
Intercompany taxes payable	372,684				372,684
Interest rate swap and cap agreements		4,093	2,125		6,218
Due to affiliates		3,592,168		$(3,592,168)
Total liabilities	970,398	3,699,613	8,488,421	(3,592,168)	9,566,264
Shareholder's equity:
Common stock			517,037	(517,037)
Additional paid-in capital	3,456,348	79,187	548,081	(627,268)	3,456,348
Accumulated other comprehensive loss	(3,708)		(3,934)	3,934	(3,708)
Retained earnings	572,439	600,907	4,134,929	(4,735,836)	572,439
Total shareholder's equity	4,025,079	680,094	5,196,113	(5,876,207)	4,025,079
Total liabilities and shareholder's equity	$4,995,477	$4,379,707	$13,684,534	$(9,468,375)	$13,591,343

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011
(in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$500,556	$71,741		$572,297
Finance receivables, net		201,796	8,960,696		9,162,492
Restricted cash – securitization notes payable			919,283		919,283
Restricted cash – credit facilities			136,556		136,556
Property and equipment, net	$220	3,567	43,653		47,440
Leased vehicles, net			809,491		809,491
Deferred income taxes	28,572	49,792	30,320		108,684
Goodwill	1,094,923		13,059		1,107,982
Intercompany subvention receivable	35,975		1,472		37,447
Other assets	7,880	50,304	83,064		141,248
Due from affiliates	769,778		2,656,353	$(3,426,131)
Investment in affiliates	2,871,356	3,252,248		(6,123,604)
Total assets	$4,808,704	$4,058,263	$13,725,688	$(9,549,735)	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$1,099,391		$1,099,391
Securitization notes payable			6,937,841		6,937,841
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	4,975	$60,070	95,127		160,172
Deferred income			24,987		24,987
Taxes payable	79,885	4,882	710		85,477
Intercompany taxes payable	300,306				300,306
Interest rate swap and cap agreements		4,768	6,440		11,208
Due to affiliates		3,426,131		$(3,426,131)
Total liabilities	885,666	3,495,851	8,164,496	(3,426,131)	9,119,882
Shareholder's equity:
Common stock			517,037	(517,037)
Additional paid-in capital	3,470,495	79,187	1,143,529	(1,222,716)	3,470,495
Accumulated other comprehensive loss	(7,617)		(17,396)	17,396	(7,617)
Retained earnings	460,160	483,225	3,918,022	(4,401,247)	460,160
Total shareholder's equity	3,923,038	562,412	5,561,192	(6,123,604)	3,923,038
Total liabilities and shareholder's equity	$4,808,704	$4,058,263	$13,725,688	$(9,549,735)	$13,042,920

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$35,111	$323,145		$358,256
Other income	$10,942	63,203	141,674	$(142,672)	73,147
Equity in income of affiliates	117,141	149,138		(266,279)
	128,083	247,452	464,819	(408,951)	431,403
Costs and expenses
Operating expenses	3,594	25,374	68,901		97,869
Leased vehicles expenses			40,646		40,646
Provision for loan losses		59,684	(11,130)		48,554
Interest expense	14,324	58,452	132,988	(142,672)	63,092
	17,918	143,510	231,405	(142,672)	250,161
Income before income taxes	110,165	103,942	233,414	(266,279)	181,242
Income tax (benefit) provision	(2,114)	(13,740)	84,817		68,963
Net income	$112,279	$117,682	$148,597	$(266,279)	$112,279

Total comprehensive income	$116,733	$117,682	$148,052	$(266,279)	$116,188

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$(2,938)	$270,784		$267,846
Other income	$14,261	90,772	164,523	$(242,235)	27,321
Equity in income of affiliates	80,045	104,691		(184,736)
	94,306	192,525	435,307	(426,971)	295,167
Costs and expenses
Operating expenses	5,602	19,612	51,192		76,406
Leased vehicles expenses			8,484		8,484
Provision for loan losses		13,795	25,629		39,424
Interest expense	14,033	102,893	165,926	(242,235)	40,617
	19,635	136,300	251,231	(242,235)	164,931
Income before income taxes	74,671	56,225	184,076	(184,736)	130,236
Income tax (benefit) provision	(2,567)	(23,151)	78,716		52,998
Net income	$77,238	$79,376	$105,360	$(184,736)	$77,238

Total comprehensive income	$78,449	$79,376	$106,096	$(184,736)	$79,185

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$112,279	$117,682	$148,597	$(266,279)	$112,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	457	49,598		50,565
Accretion and amortization of loan and leasing fees		(356)	(10,731)		(11,087)
Amortization of carrying value adjustment		581	19,588		20,169
Amortization of purchase accounting premium			(9,944)		(9,944)
Provision for loan losses		59,684	(11,130)		48,554
Deferred income taxes	(4,926)	(21,161)	16,435		(9,652)
Stock-based compensation expense	584				584
Other		219	(5,775)		(5,556)
Equity in income of affiliates	(117,141)	(149,138)		266,279
Changes in assets and liabilities:
Other assets	1,265	(2,582)	(626)		(1,943)
Accounts payable and accrued expenses	(6,481)	18,685	13,470		25,674
Taxes payable	4,104	(331)	335		4,108
Intercompany taxes payables	72,378				72,378
Net cash provided by operating activities	62,572	23,740	209,817		296,129
Cash flows from investing activities:
Purchases of receivables		(1,364,662)	(678,690)	678,690	(1,364,662)
Principal collections and recoveries on receivables		206	1,015,712		1,015,918
Net proceeds from sale of receivables		678,690		(678,690)
Net purchases of leased vehicles			(305,370)		(305,370)
Proceeds from termination of leased vehicles			6,922		6,922
Purchases of property and equipment		(1,320)	(2,632)		(3,952)
Change in restricted cash - securitization notes payable			62,710		62,710
Change in restricted cash - credit facilities			15,452		15,452
Change in other assets		16,839	(6,760)		10,079
Net change in investment in affiliates	(4,454)	517,585		(513,131)
Net cash (used) provided by investing activities	(4,454)	(152,662)	107,344	(513,131)	(562,903)
Cash flows from financing activities:
Borrowings on credit facilities			453,774		453,774
Payments on credit facilities			(778,054)		(778,054)
Issuance of securitization notes payable			1,800,000		1,800,000
Payments on securitization notes payable			(1,168,700)		(1,168,700)
Debt issuance costs			(4,761)		(4,761)
Net capital contribution to subsidiaries			(513,676)	513,676
Net change in due (to) from affiliates	(62,572)	166,037	(103,465)
Net cash (used) provided by financing activities	(62,572)	166,037	(314,882)	513,676	302,259
Net (decrease) increase in cash and cash equivalents	(4,454)	37,115	2,279	545	35,485
Effect of Canadian exchange rate changes on cash and cash equivalents	4,454		(2,900)	(545)	1,009
Cash and cash equivalents at beginning of period		500,556	71,741		572,297
Cash and cash equivalents at end of period	$	$537,671	$71,120	$	$608,791

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$77,238	$79,376	$105,360	$(184,736)	$77,238
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,889	389	15,590		17,868
Accretion and amortization of loan fees		202	(3,138)		(2,936)
Amortization of carrying value adjustment		21,585	46,342		67,927
Amortization of purchase accounting premium	(92)		(23,025)		(23,117)
Provision for loan losses		13,795	25,629		39,424
Deferred income taxes	(13,106)	(24,403)	15,720		(21,789)
Stock-based compensation expense	2,925				2,925
Other		5,532	(14,376)		(8,844)
Equity in income of affiliates	(80,045)	(104,691)		184,736
Changes in assets and liabilities:
Other assets	(57,440)	12,597	56,364		11,521
Accounts payable and accrued expenses	(39,012)	21,201	5,046		(12,765)
Taxes payable	16,535	5,099	(4,517)		17,117
Intercompany taxes payable	54,817				54,817
Net cash (used) provided by operating activities	(36,291)	30,682	224,995		219,386
Cash flows from investing activities:
Purchases of receivables		(1,134,782)	(2,175,530)	2,175,530	(1,134,782)
Principal collections and recoveries on receivables		26	954,265		954,291
Net proceeds from sale of receivables		2,175,530		(2,175,530)
Net purchases of leased vehicles			(320,206)		(320,206)
Proceeds from termination of leased vehicles			12,880		12,880
Sales (purchases) of property and equipment	1,924	(926)	(987)		11
Change in restricted cash - securitization notes payable			(77,373)		(77,373)
Change in restricted cash - credit facilities			(19,693)		(19,693)
Change in other assets		(4,410)	(9,421)		(13,831)
Net change in investment in affiliates	(1,388)	(769,862)		771,250
Net cash provided (used) by investing activities	536	265,576	(1,636,065)	771,250	(598,703)
Cash flows from financing activities:
Borrowings on credit facilities			1,196,521		1,196,521
Payments on credit facilities			(615,510)		(615,510)
Issuance of securitization notes payable			800,000		800,000
Payments on securitization notes payable			(845,058)		(845,058)
Debt issuance costs			(17,809)		(17,809)
Net capital contribution to subsidiaries			641,986	(641,986)
Net change in due (to) from affiliates	34,544	(160,266)	253,501	(127,779)
Net cash provided (used) by financing activities	34,544	(160,266)	1,413,631	(769,765)	518,144
Net (decrease) increase in cash and cash equivalents	(1,211)	135,992	2,561	1,485	138,827
Effect of Canadian exchange rate changes on cash and cash equivalents	1,211		76	(1,485)	(198)
Cash and cash equivalents at beginning of period		185,004	9,550		194,554
Cash and cash equivalents at end of period	$	$320,996	$12,187	$	$333,183

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We were acquired by General Motors Company ("GM") on October 1, 2010. Additionally, in December 2010, we began offering a lease product through GM franchised dealerships. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance contracts and origination and retention of lease contracts. As used herein, "loans" include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of finance and lease contracts prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge and other income on the finance and lease contracts and pay interest expense on borrowings under our credit facilities.
Through wholly owned subsidiaries, we periodically transfer receivables to securitization trusts ("Trusts") that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts, as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.
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
Our securitization transactions utilize special purpose entities which are also variable interest entities ("VIE's") that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. We recognize finance charge and fee income on the receivables and interest expense on the securities issued in the securitization transaction and record a provision for loan losses to cover probable loan losses on the receivables.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 as compared to
Three Months Ended March 31, 2011
Finance Receivables:
A summary of our finance receivables is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Pre-acquisition finance receivables - outstanding balance, beginning of period	$4,027,361	$7,299,963
Post-acquisition finance receivables, beginning of period	5,313,899	923,713
	9,341,260	8,223,676
Loans purchased	1,395,757	1,137,921
Charge-offs	(51,058)	(1,809)
Principal collections and other	(919,865)	(852,620)
Change in carrying value adjustment on the pre-acquisition finance receivables	(82,326)	(165,280)
Balance at end of period	$9,683,768	$8,341,888

The average new loan size increased to $20,701 for the three months ended March 31, 2012 from $19,338 for the three months ended March 31, 2011 resulting from an increase in new car loans financed under the GM subvention program which typically have higher financed amounts. The average annual percentage rate for finance receivables purchased during the three months ended March 31, 2012, decreased to 14.7% from 15.2% during the three months ended March 31, 2011 resulting from an increase in new car loans financed under the GM subvention program which typically have lower average annual percentage rates.
Leased Vehicles:
A summary of our leased vehicles is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$886,956	$51,515
Leased vehicles purchased	383,799	337,367
Leased vehicles returned - end of term	(13,550)	(7,818)
Leased vehicles returned - default	(1,241)	(216)
Manufacturer incentives	(51,368)	(49,252)
Foreign currency translation adjustment	5,838
Balance at end of period	$1,210,434	$331,596
Average Earning Assets:
Average earning assets were as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Average finance receivables (a)	$9,822,848	$8,666,189
Average leased vehicles, net	969,223	181,603
Average earning assets	$10,792,071	$8,847,792
_________________

(a)	Average finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.
Revenue:
Finance charge income increased by 33.8% to $358.3 million for the three months ended March 31, 2012, from $267.8 million for the three months ended March 31, 2011, primarily due to the 13.3% increase in average finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess accretable yield. The effective yield on our finance receivables increased to 14.7% for the three months ended March 31, 2012, from 12.5% for the three months ended March 31, 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.
Other income consists of the following (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Leasing income	$52,893	$12,067
Investment income	516	458
Late fees and other income	19,738	14,796
	$73,147	$27,321
Leasing income increased due to the 433.7% increase in average leased vehicles, net.
Costs and Expenses:
Operating Expenses
Operating expenses increased by 28.1% to $97.9 million for the three months ended March 31, 2012, from $76.4 million for the three months ended March 31, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount, our personnel costs increased by $16.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and represented 74.6% and 73.9% of total operating expenses for the three months ended March 31, 2012 and 2011, respectively.
Operating expenses as an annualized percentage of average earning assets were 3.6% and 3.5% for the three months ended March 31, 2012 and 2011, respectively.
Leased Vehicle Expenses
Leased vehicle expenses increased by 379.1% to $40.6 million for the three months ended March 31, 2012, from $8.5 million for the three months ended March 31, 2011 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominately related to depreciation as well as the gain or loss on the disposition of the leased assets.
Provision for Loan losses
Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition finance receivables. The provision for loan losses recorded for the three months ended March 31, 2012 and 2011 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses was $48.6 million and $39.4 million for the three months ended March 31, 2012 and 2011, respectively. As an annualized percentage of average post-acquisition finance receivables, the provision for loan losses was 2.0% and 1.8% for the three months ended March 31, 2012 and 2011, respectively.
Interest Expense
Interest expense increased to $63.1 million for the three months ended March 31, 2012, from $40.6 million for the three months ended March 31, 2011. Interest expense was reduced by $9.9 million and $22.8 million for amortization of the purchase accounting premium for the three months ended March 31, 2012 and 2011, respectively. Average debt outstanding was $8,590.5 million and $7,110.7 million for the three months ended March 31, 2012 and 2011, respectively. Our effective rate of interest on our debt was 3.0% and 2.3% for the three months ended March 31, 2012 and 2011, respectively, due to the 6.75% senior notes issued in June 2011 and higher cost of securitization notes payable since the application of purchase accounting.
Income Taxes
Our effective income tax rate was 38.1% and 40.7% for the three months ended March 31, 2012 and 2011, respectively.
Other Comprehensive Income:
Other comprehensive income consists of the following (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Unrealized (losses) gains on cash flow hedges	$(896)	$1,162
Foreign currency translation adjustment	4,454	1,211
Income tax benefit (expense)	351	(426)
	$3,909	$1,947
Cash Flow Hedges
Unrealized (losses) gains on cash flow hedges consist of the following (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Unrealized (losses) gains related to changes in fair value	$(97)	$884
Reclassification of net unrealized (gains) losses into earnings	(799)	278
	$(896)	$1,162
Unrealized (losses) gains related to changes in fair value for the three months ended March 31, 2012 and 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes.

The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.
Unrealized (losses) gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains of $4.5 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2012 and 2011, respectively.

CREDIT QUALITY
Finance Receivables
We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.
The following tables present certain data related to the receivables portfolio (dollars in thousands):

	March 31, 2012	December 31, 2011
Pre-acquisition finance receivables - outstanding balance	$3,674,764	$4,366,075

Pre-acquisition finance receivables - carrying value	$3,357,341	$4,027,361
Post-acquisition finance receivables, net of fees	6,326,427	5,313,899
Allowance for loan losses	(208,092)	(178,768)
Total finance receivables, net	$9,475,676	$9,162,492
Number of outstanding contracts	729,243	727,684
Average carrying amount of outstanding contract (in dollars)(a)	$13,714	$13,302
Allowance for loan losses as a percentage of post-acquisition receivables	3.3%	3.4%
_________________

(a)
Average carrying amount of outstanding contract consists of pre-acquisition finance receivables - outstanding balance and post-acquisition finance receivables, net of fees divided by number of outstanding contracts.

Delinquency
The following is a summary of finance receivables (based upon contractual amount due, which is not materially different than recorded investment) that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in thousands):

	March 31, 2012		March 31, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$318,412	3.2%	$332,746	3.8%
Greater-than-60 days	124,561	1.2	135,081	1.5
	442,973	4.4	467,827	5.3
In repossession	24,896	0.3	26,601	0.3
	$467,869	4.7%	$494,428	5.6%
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
An account for which all delinquent payments are deferred or paid in a deferment transaction is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
Contracts receiving a payment deferral as an average quarterly percentage of average finance receivables outstanding were 5.2% for both the three months ended March 31, 2012 and 2011.
The following is a summary of deferrals as a percentage of receivables outstanding:

	March 31, 2012	December 31, 2011
Never deferred	78.9%	78.1%
Deferred:
1-2 times	15.4	15.3
3-4 times	5.6	6.5
Greater than 4 times	0.1	0.1
Total deferred	21.1	21.9
Total	100.0%	100.0%
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
Changes in deferment levels do not have a direct impact on the ultimate amount of finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios and loss confirmation periods used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.
We assessed deferments granted on or after October 1, 2010 on accounts in the post-acquisition portfolio to identify any that qualified as troubled debt restructurings. The pre-acquisition portfolio is excluded from the provisions of the troubled debt restructuring guidance, ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, since expected future credit losses were recognized in the purchase accounting for that portfolio. At March 31, 2012, we believe the number of accounts in the post-acquisition portfolio that would be considered troubled debt restructurings is immaterial.
Credit Losses - non-GAAP measure
We analyze portfolio performance of both the pre-acquisition and post-acquisition portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, credit losses, on a combined basis, facilitates comparisons of current and historical results.

The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Charge-offs	$51,058	$1,809
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	103,617	$181,828
Total credit losses on the combined portfolio (a)	$154,675	$183,637
_________________

(a)	Total credit losses is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our finance receivables portfolio (dollars in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Repossession credit losses	$159,602	$191,255
Less: Recoveries	(93,985)	(98,801)
Mandatory credit losses(a)	(4,927)	(7,618)
Net credit losses	$60,690	$84,836
Net annualized credit losses as a percentage of average finance receivables(b):	2.5%	4.0%
Recoveries as a percentage of gross repossession credit losses:	58.9%	51.7%
_________________

(a)
Mandatory credit losses represent accounts 120 days delinquent in the post-acquisition portfolio that are charged off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

(b)	Average finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.
While the accounting related to charge-offs has been impacted by the application of purchase accounting related to our acquisition by GM, the dollar amount and percentage of net credit losses is comparable between the pre-acquisition and the post-acquisition portfolios. Net credit losses as a percentage of average finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic conditions. Net credit losses have generally trended down since fiscal 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.
Leased Vehicles
We primarily provide funding for leased vehicles to prime quality customers, and, therefore, anticipate a corresponding low level of delinquencies and charge-offs. At March 31, 2012, 99.8% of our leases were current with respect to payment status. Leased vehicles returned - default was $1.2 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge and other income, servicing fees, distributions from Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and issuance of senior notes and other debt securities. Our primary uses of cash are purchases of finance receivables and leased vehicles, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.
We used cash of $1,364.7 million and $1,134.8 million for the purchase of finance receivables during the three months ended March 31, 2012 and 2011, respectively. We used cash of $305.4 million and $320.2 million for the purchase of leased vehicles during the three months ended March 31, 2012 and 2011, respectively. These purchases were funded initially utilizing cash and borrowings on our credit facilities and our strategy is to subsequently obtain long-term financing for finance receivables and lease contracts through securitization transactions.
Liquidity
Our available liquidity consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$608,791	$572,297
Borrowing capacity on unpledged eligible assets	1,022,649	681,161
Borrowing capacity on GM revolving credit facility	300,000	300,000
	$1,931,440	$1,553,458
The increase in liquidity is derived from improved credit performance which leads to an increase in distributions from Trusts combined with the unwind of several older securitizations with high enhancement levels. Our current level of liquidity is considered sufficient to meet our obligations.
Credit Facilities
In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.
As of March 31, 2012, credit facilities consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,000,000	$277,093
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	600,330	248,176
GM revolving credit facility	300,000
Medium term note facility(d)		253,394
		$778,663
_________________

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

(c)
In July 2012 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2018 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million and the advances outstanding amount represents C$248.0 million at March 31, 2012.

(d)
The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and Canadian lease warehouse facilities during the three months ended March 31, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.63%	$128,309	$621,257
Lease warehouse facility – Canada(a)	2.59%	212,485	248,176
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$128.2 million and C$248.0 million, respectively.

There were no borrowings or repayments on the lease warehouse facility - U.S. or the GM revolving credit facility during the three months ended March 31, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse and lease warehouse facilities during the three months ended March 31, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.65%	$358,504	$826,859
Lease warehouse facility – U.S.	1.68%	17,915	94,845
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2012, we were in compliance with all covenants in our credit facilities.
Securitizations
We have completed 80 securitization transactions through March 31, 2012. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

		Original Note	Note Balance at
Transaction	Date	Amount	March 31, 2012
2007-C-M	July 2007	$1,500.0	$151.9
2007-D-F	September 2007	1,000.0	116.5
2007-2-M (APART)(a)	October 2007	1,000.0	110.9
2008-A-F	May 2008	750.0	120.8
2008-1	October 2008	500.0	8.3
2008-2	November 2008	500.0	17.1
2009-1	July 2009	725.0	194.6
2009-1 (APART)(a)	October 2009	227.5	63.4
2010-1	February 2010	600.0	234.8
2010-A	March 2010	200.0	87.9
2010-2	May 2010	600.0	270.3
2010-B	August 2010	200.0	106.6
2010-3	September 2010	850.0	494.9
2010-4	November 2010	700.0	380.5
2011-1	January 2011	800.0	525.5
2011-2	April 2011	950.0	634.8
2011-3	June 2011	1,000.0	740.7
2011-4	September 2011	900.0	756.8
2011-5	November 2011	900.0	799.8
2012-PP1(b)	January 2012	800.0	739.7
2012-1	February 2012	1,000.0	970.9
Total active securitizations		$15,702.5	$7,526.7
Purchase accounting premium			32.7
			$7,559.4
_________________

(a)	"APART" represents AmeriCredit Prime Automobile Receivables Trust.

(b)	"PP" represents the private sale of asset-backed securities.
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
Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In April 2012, we closed a $1.1 billion senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust ("AMCAR") 2012-2, that has initial cash deposit and overcollateralization requirements of

7.75% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at interest rates we consider acceptable.
The second type of securitization structure that we last utilized in August 2010 involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurers; however, credit enhancement requirements, including the insurers’ encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurers for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies. We do not anticipate utilizing this structure in the foreseeable future.
Certain cash flows related to securitization transactions were as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Initial credit enhancement deposits:
Restricted cash	$38,314	$16,976
Overcollateralization	115,719	48,810
Net distributions from Trusts	450,545	143,168
The agreements with the insurers of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.
The agreements that we have entered into with our financial guaranty insurance providers in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance providers to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance providers elect to declare an event of default, the insurance providers may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of March 31, 2012, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.
Recent Accounting Pronouncements
In April 2011, ASU 2011-03 ("2011-03"), Reconsideration of Effective Control for Repurchase Agreements, was issued effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. This guidance amends the sale accounting requirement concerning a transferor's ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. 2011-03 did not have an impact on our consolidated financial position, results of operations and cash flows.
In May 2011, ASU ("2011-04"), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued effective for interim and annual periods beginning on or after December 15, 2011. The adoption of 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards ("IFRSs"), and improves consistency of disclosures relating to fair value. We adopted this ASU effective January 1, 2012, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.
In June 2011, ASU ("2011-05"), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, ASU 2011-12 was issued deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB. We adopted this ASU effective January 1, 2012, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows as we already present a statement of comprehensive income.
In December 2011, ASU ("2011-11"), Disclosures about Offsetting Assets and Liabilities, was issued effective for interim and annual periods beginning January 1, 2013. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. ASU 2011-11 is effective for us starting January 1, 2013 and we do not expect the adoption to have an impact on our consolidated financial position, results of operations and cash flows.

INTEREST RATE RISK
Fluctuations in market interest rates impact our credit facilities and securitization transactions. Our gross interest rate spread, which is the difference between interest and other income earned on our finance receivables and lease contracts and interest paid, is affected by changes in interest rates as a result of our dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund our purchases of finance receivables and leased assets.
Credit Facilities
Finance receivables and leased assets purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates or money factors. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" or "strike" rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the "cap" or "strike" rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.
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
In our securitization transactions, we transfer fixed rate finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates ("LIBOR") and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our Trusts to a fixed rate ("pay rate") and receive a floating or variable rate ("receive rate"), thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in other liabilities on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of income and comprehensive income.
We have entered into interest rate swap agreements to hedge the variability in interest payments on five of our active securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges. The fair value of interest rate swap agreements designated as hedges is included in liabilities on the consolidated balance sheets. Interest rate swap agreements that are not designated as hedges are included in other assets on the consolidated balance sheets.
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
FORWARD LOOKING STATEMENTS
This report contains several “forward-looking statements.” Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission (the "Commission") including our Annual Report on Form 10-K for the year ended December 31, 2011. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	GM's ability to sell new vehicles in the United States and Canada that we finance;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the prices at which used cars are sold in the wholesale auction markets;

•	changes in business strategy, including expansion of product lines and credit risk appetite; and

•	significant litigation.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Because our funding strategy is dependent upon the issuance of interest-bearing securities and the incurrence of debt, fluctuations in interest rates impact our profitability. Therefore, we employ various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk" for additional information regarding such market risks.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
There are no material updates to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 6.	EXHIBITS

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	May 3, 2012	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended March 31, 2012 (this "report");

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

(4)
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have: (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5)
The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Company's auditors and to the Audit Committee of the Company's Board of Directors (or persons performing equivalent functions): (i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: May 3, 2012

/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended March 31, 2012 (this "report");

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

(4)
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have: (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5)
The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Company's auditors and to the Audit Committee of the Company's Board of Directors (or persons performing equivalent functions): (i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: May 3, 2012

/s/ CHRIS A. CHOATE
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended March 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 3, 2012

/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended March 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 3, 2012

/s/ CHRIS A. CHOATE
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer