Form 10-Q
period 2012-06-30
General Motors Financial Company, Inc.
filed 2012-08-03
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2012, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in Thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$952,091	$572,297
Finance receivables, net	10,030,657	9,162,492
Restricted cash – securitization notes payable	705,022	919,283
Restricted cash – credit facilities	115,396	136,556
Property and equipment, net	50,079	47,440
Leased vehicles, net	1,366,785	809,491
Deferred income taxes	147,366	108,684
Goodwill	1,107,966	1,107,982
Intercompany receivables	34,332	37,447
Other assets	129,858	141,248
Total assets	$14,639,552	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities	$523,235	$1,099,391
Securitization notes payable	8,626,823	6,937,841
Senior notes	500,000	500,000
Convertible senior notes	500	500
Accounts payable and accrued expenses	203,486	160,172
Deferred income	56,608	24,987
Taxes payable	90,777	85,477
Intercompany taxes payable	478,161	300,306
Interest rate swap and cap agreements	2,732	11,208
Total liabilities	10,482,322	9,119,882
Commitments and contingencies (Note 9)
Shareholder's equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,458,303	3,470,495
Accumulated other comprehensive loss	(9,807)	(7,617)
Retained earnings	708,734	460,160
Total shareholder's equity	4,157,230	3,923,038
Total liabilities and shareholder's equity	$14,639,552	$13,042,920
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Finance charge income	$403,317	$290,916	$761,573	$558,762
Other income	83,194	38,969	156,341	66,290
	486,511	329,885	917,914	625,052
Costs and expenses
Operating expenses	92,717	85,379	190,586	161,785
Leased vehicles expenses	51,011	13,098	91,657	21,582
Provision for loan losses	61,876	44,570	110,430	83,994
Interest expense	64,176	42,817	127,268	83,434
	269,780	185,864	519,941	350,795
Income before income taxes	216,731	144,021	397,973	274,257
Income tax provision	80,436	48,203	149,399	101,201
Net income	136,295	95,818	248,574	173,056
Other comprehensive (loss) income
Unrealized (losses) gains on cash flow hedges	(1,624)	(1,015)	(2,520)	147
Foreign currency translation adjustment	(5,048)	(27)	(594)	1,184
Income tax benefit (provision)	573	372	924	(54)
Other comprehensive (loss) income, net	(6,099)	(670)	(2,190)	1,277
Comprehensive income	$130,196	$95,148	$246,384	$174,333
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$248,574	$173,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,361	41,044
Accretion and amortization of loan and leasing fees	(24,263)	(7,914)
Amortization of carrying value adjustment	8,346	126,922
Amortization of purchase accounting premium	(18,997)	(44,691)
Provision for loan losses	110,430	83,994
Deferred income taxes	(37,734)	37,856
Stock-based compensation expense	2,539	6,053
Other	(8,897)	(17,180)
Changes in assets and liabilities:
Other assets	(13,012)	26,044
Accounts payable and accrued expenses	19,182	(9,221)
Taxes payable	5,301	(87,313)
Intercompany taxes payable	177,855	143,941
Net cash provided by operating activities	581,685	472,591
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(2,870,107)	(2,453,086)
Principal collections and recoveries on consumer finance receivables	2,040,006	1,880,176
Fundings of commercial finance receivables	(173,158)
Collections of commercial finance receivables	46,237
Purchases of leased vehicles, net	(620,728)	(417,748)
Proceeds from termination of leased vehicles	17,806	21,061
Purchases of property and equipment	(6,653)	(3,508)
Acquisition of FinanciaLinx		(9,601)
FinanciaLinx cash on hand at acquisition		9,283
Change in restricted cash – securitization notes payable	214,261	(11,080)
Change in restricted cash – credit facilities	21,442	22,052
Change in other assets	18,374	(30,497)
Net cash used by investing activities	(1,312,520)	(992,948)
Cash flows from financing activities:
Borrowings on credit facilities	962,924	1,820,637
Payments on credit facilities	(1,537,058)	(2,228,119)
Issuance of securitization notes payable	4,100,000	2,750,000
Payments on securitization notes payable	(2,392,176)	(1,954,853)
Issuance of senior notes		500,000
Debt issuance costs	(22,991)	(34,735)
Net cash provided by financing activities	1,110,699	852,930
Net increase in cash and cash equivalents	379,864	332,573
Effect of Canadian exchange rate changes on cash and cash equivalents	(70)	(1,399)
Cash and cash equivalents at beginning of period	572,297	194,554
Cash and cash equivalents at end of period	$952,091	$525,728
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts (“Trusts”) utilized in securitization transactions and credit facilities which are considered variable interest entities (“VIE’s”). All intercompany transactions and accounts have been eliminated in consolidation.
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
The consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, are unaudited, and in management’s opinion include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.
The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated recovery value on leased vehicles, goodwill, intangible assets, income taxes and the expected cash flows on the pre-acquisition consumer finance receivables.
Recent Events
Commercial Lending
Overview
In April 2012, we launched our commercial lending platform to further support our General Motors Company ("GM") dealer relationships. Our commercial lending offerings consist of:

•	Floorplan financing - loans to primarily GM-franchised dealers and their affiliates to finance the purchase of vehicle inventory, also known as wholesale or inventory financing.

•	Dealer loans - loans to dealers to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
In support of the underwriting and risk monitoring process with respect to these loans, each dealer is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook, and credit and payment history, if available. The risk rating may affect the pricing and guides the management of the account. We monitor the level of borrowing under each dealer's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealer, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line, either temporarily or for an extended period of time, or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time.
Floorplan Financing
We support the financing of new and used vehicle inventory purchases by primarily GM-franchised dealers and their affiliates before sale or lease to the retail customer. These loans are included in finance receivables in our financial statements. Financing is provided through lines of credit extended to individual dealers. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealer default, manufacturers are bound by a repurchase obligation that requires them to repurchase the new vehicle inventory according to applicable manufacturer or State parameters. The amount we advance to dealers for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. Unless we terminate the credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. To support the dealers' used car inventory needs, we advance funds to the dealer or auction to purchase used vehicles for inventory based on the appropriate book value for the region in which the dealer is located. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the risk rating. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.
Floorplan lending is structured to yield interest at a floating rate indexed to the prime rate. The rate for a particular dealer is based on, among other things, the dealer's credit worthiness, the amount of the credit line, the risk rating and whether or not the dealer is in default. Interest on floorplan loans is generally payable monthly.
Dealer Loans
We make loans to dealers to finance improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate.  These loans are included in finance receivables in our financial statements.  These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, a priority security interest in other dealership assets and typically the continuing personal guarantees from the owners of the dealerships and/or the real estate. Dealer loans are structured to yield interest at fixed or floating rates. Floating rate loans are generally indexed to the prime rate. Interest on dealer loans is generally payable monthly.
Charge-off Policy
Commercial receivables are individually evaluated and where collectability of the recorded balance is in doubt are written down to fair value of the collateral less costs to sell. Commercial receivables are charged-off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Troubled Debt Restructurings
For evaluating whether a restructuring constitutes a troubled debt restructuring ("TDR") our policy for consumer loans is that both of the following must exist: (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, the second deferment granted by us on a loan would be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy which have an interest rate or principal adjustment as part of a confirmed backruptcy plan would also be considered TDRs. The pre-acquisition portfolio is excluded from the TDR policy since expected future credit losses were recognized in the purchase accounting for that portfolio.
Commercial receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans.
Related Party Transactions
We were acquired by GM on October 1, 2010. We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentivized rates and structures on these loan and lease finance products under a subvention program. At June 30, 2012 and December 31, 2011, we had intercompany receivables from GM in the amount of $34.3 million and $37.4 million, respectively. These amounts represent $27.2 million and $37.4 million due at June 30, 2012 and December 31, 2011, respectively, from GM under the subvention program which results in a non-cash investing activity and a $7.1 million intercompany receivable at June 30, 2012 related to commercial loans to dealers that are majority owned and consolidated by GM in connection with our commercial lending program.
Recent Accounting Pronouncements
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

NOTE 2 – FINANCE RECEIVABLES
Finance receivables consist of the following (in thousands):

Consumer	June 30, 2012	December 31, 2011
Pre-acquisition consumer finance receivables - outstanding balance	$3,100,850	$4,366,075
Pre-acquisition consumer finance receivables - carrying value	$2,812,205	$4,027,361
Post-acquisition consumer finance receivables, net of fees	7,340,242	5,313,899
	10,152,447	9,341,260
Less: allowance for loan losses on post-acquisition consumer finance receivables	(249,350)	(178,768)
Total consumer finance receivables, net	9,903,097	9,162,492
Commercial
Commercial finance receivables, net of fees	127,560
Less: allowance for loan losses
Total commercial finance receivables, net	127,560
Total finance receivables, net	$10,030,657	$9,162,492
Consumer Finance Receivables
A summary of our consumer finance receivables is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$3,357,341	$6,337,075	$4,027,361	$7,299,963
Post-acquisition consumer finance receivables, beginning of period	6,326,427	2,004,813	5,313,899	923,713
	9,683,768	8,341,888	9,341,260	8,223,676
Loans purchased	1,489,402	1,349,222	2,885,159	2,487,143
Charge-offs	(52,741)	(6,738)	(103,799)	(8,547)
Principal collections and other	(931,614)	(859,565)	(1,851,479)	(1,712,185)
Change in carrying value adjustment on the pre-acquisition finance receivables	(36,368)	(130,266)	(118,694)	(295,546)
Balance at end of period	$10,152,447	$8,694,541	$10,152,447	$8,694,541
The accrual of finance charge income has been suspended on $412.0 million and $439.4 million of consumer receivables (based on contractual amount due) as of June 30, 2012 and December 31, 2011, respectively.
Consumer finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We also have manufacturer incentive programs with GM and other new vehicle manufacturers, typically known as subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower interest rates on consumer finance contracts we purchase. We record the amortization of participation fees and subvention and accretion of acquisition fees to finance charge income using the effective interest method.
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During the six months ended June 30, 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $169.6 million, we transferred this excess from the non-accretable discount to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.
A summary of the accretable yield is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$768,260	$999,368	$737,464	$1,201,178
Accretion of accretable yield	(143,584)	(180,618)	(279,409)	(382,428)
Transfer from non-accretable discount	3,013	253,666	169,634	253,666
Balance at end of period	$627,689	$1,072,416	$627,689	$1,072,416
A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$208,092	$65,415	$178,768	$26,352
Provision for loan losses	61,876	44,570	110,430	83,994
Charge-offs	(52,741)	(6,738)	(103,799)	(8,547)
Recoveries	32,123	4,279	63,951	5,727
Balance at end of period	$249,350	$107,526	$249,350	$107,526
Credit Risk
A summary of the credit risk profile by FICO score band of the consumer finance receivables, determined at origination, is as follows (in thousands):

	June 30, 2012	December 31, 2011
FICO Score less than 540	$2,630,877	$2,133,361
FICO Score 540 to 599	4,632,294	4,166,988
FICO Score 600 to 659	2,582,625	2,623,882
FICO Score greater than 660	595,296	755,743
Balance at end of period(a)	$10,441,092	$9,679,974
_________________
(a) Balance at end of period is the sum of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees.
Delinquency
A consumer account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged-off (dollars in thousands):

	June 30, 2012		June 30, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$427,672	4.1%	$397,792	4.4%
Greater than 60 days	158,065	1.5	157,845	1.7
	585,737	5.6	555,637	6.1
In repossession	25,726	0.3	23,387	0.3
	$611,463	5.9%	$579,024	6.4%
Impaired Finance Receivables - Troubled Debt Restructurings
Consumer receivables in the post-acquisition portfolio that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. At June 30, 2012, the financial effects of the accounts in the post-acquisition portfolio that became classified as TDRs resulted in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual, therefore there are no additional financial effects of these loans becoming classified as TDRs.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance as of June 30, 2012 is shown below (in thousands):

June 30, 2012
Outstanding recorded investment	$55,291
Less: allowance for loan losses	(15,272)
Outstanding recorded investment, net of allowance	$40,019
Unpaid principal balance	$57,469
All accounts noted above had a related allowance for loan losses. At December 31, 2011, the amount of consumer finance receivables in the post-acquisition portfolio that would be considered TDRs was insignificant.
Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is shown below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012
Average recorded investment	$52,830	$50,640
Interest income recognized	1,043	1,178
The following table provides information on loans that became classified as TDRs during the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012
Outstanding principal balance	$38,132	$51,091
The following table presents the carrying value of loans that were charged-off during the three and six months ended June 30, 2012 that had been classified as a TDR during the preceding twelve months (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012
Carrying value charged-off on TDRs that subsequently defaulted	$385	$605
Commercial Finance Receivables
A summary of our commercial finance receivables is as follows (in thousands):

Three Months Ended
June 30, 2012
Balance at beginning of period	$
Loans funded	173,796
Principal collections and other	(46,236)
Balance at end of period	$127,560
There were no commercial receivables on non-accrual as of June 30, 2012.
Credit Risk
Our commercial finance receivables consist of dealer floorplan financings and dealer loans. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review.
Delinquency
At June 30, 2012, all commercial receivables were current with respect to payment status.
Impaired Finance Receivables - Troubled Debt Restructurings
Commercial receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At June 30, 2012, there were no outstanding commercial receivables classified as TDRs.

NOTE 3 – LEASED VEHICLES
Leased vehicles consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Leased vehicles	$1,758,741	$1,012,637
Manufacturer incentives	(232,132)	(125,681)
	1,526,609	886,956
Less: accumulated depreciation	(159,776)	(77,303)
Less: purchase accounting discount	(48)	(162)
	$1,366,785	$809,491
A summary of our leased vehicles is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,210,434	$331,596	$886,956	$51,515
Leased vehicles purchased	394,360	162,064	778,159	499,431
Leased vehicles returned - end of term	(12,721)	(5,829)	(26,271)	(13,647)
Leased vehicles returned - default	(937)	(166)	(2,178)	(382)
Manufacturer incentives	(55,473)	(19,125)	(106,841)	(68,377)
Foreign currency translation adjustment	(9,054)		(3,216)
Balance at end of period	$1,526,609	$468,540	$1,526,609	$468,540
Our Canadian subsidiary services leases that are recorded as operating leases for a third party. As of June 30, 2012 and December 31, 2011, this subsidiary was servicing $801.5 million and $995.0 million of leased vehicles for this third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in thousands):

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Minimum rental payments under operating leases	$133,006	$259,656	$205,098	$98,270	$18,533	$1,295

NOTE 4 – SECURITIZATIONS
A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Receivables securitized	$2,433,616	$2,068,978	$4,349,335	$2,917,788
Net proceeds from securitization	2,300,000	1,950,000	4,100,000	2,750,000
Servicing fees(a)	59,237	48,985	117,800	97,909
Net distributions from Trusts	465,110	291,088	915,655	434,256
_________________

(a)	Cash flows received for the servicing of securitizations consolidated as VIE’s are a component of finance charge income on the consolidated statements of income and comprehensive income.
We retain servicing responsibilities for receivables transferred to the Trusts. Included in finance charge income is a monthly base servicing fee earned on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.
As of June 30, 2012 and December 31, 2011, respectively, we were servicing $9.5 billion and $7.9 billion of finance receivables that have been transferred to the Trusts.

NOTE 5 – CREDIT FACILITIES
Amounts outstanding under our credit facilities are as follows (in thousands):

	June 30, 2012	December 31, 2011
Syndicated warehouse facility		$621,257
Lease warehouse facility – Canada	$308,033	181,314
Medium term note facility	215,202	293,528
Wachovia funding facility		3,292
	$523,235	$1,099,391
Further detail regarding terms and availability of the credit facilities as of June 30, 2012, is as follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (e)	Restricted Cash Pledged (f)
Syndicated warehouse facility(a)	$2,500,000			$300
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	588,553	$308,033	$477,518	2,267
GM revolving credit facility	300,000
Medium term note facility(d)		215,202	236,252	83,683
		$523,235	$713,770	$86,250
_________________

(a)
In May 2012, the facility was renewed and increased in size from $2.0 billion to $2.5 billion. In May 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(b)
In January 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2018 when any remaining amount outstanding will be due and payable.

(c)
In July 2012, the facility was renewed and increased in size from C$600.0 million to C$800.0 million. In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million, advances outstanding of C$314.0 million, assets pledged of C$486.8 million and restricted cash pledged of C$2.3 million at June 30, 2012.

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

(f)
These amounts do not include cash collected on finance receivables and leasing related assets pledged of $29.1 million which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse, lease warehouse and medium term note facilities are either administered by agents on behalf of institutionally managed commercial paper or medium term note conduits or funded directly by the lenders. Under these funding agreements, we transfer finance receivables or leasing related assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance and lease contracts and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper rates, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR") or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents. In the syndicated warehouse, lease warehouse – Canada, and the medium term note facilities we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.
Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2012, we were in compliance with all covenants in our credit facilities.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the three months ended June 30, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.33%	$155,375	$429,839
Lease warehouse facility – Canada(a)	2.85%	272,879	308,033
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$278.2 million and C$314.0 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the three months ended June 30, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – U.S. during the three months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.67%	$346,493	$826,859
Lease warehouse facility – U.S.	1.58%	78,656	182,749
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the six months ended June 30, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.47%	$141,842	$621,257
Lease warehouse facility – Canada(a)	2.74%	242,682	308,033
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$247.4 million and C$314.0 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the six months ended June 30, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – U.S. facility during the six months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.66%	$352,466	$826,859
Lease warehouse facility – U.S.	1.60%	48,453	182,749
Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $7.2 million and $6.6 million as of June 30, 2012 and December 31, 2011, respectively, are included in other assets.

NOTE 6 – SECURITIZATION NOTES PAYABLE
Securitization notes payable represents debt issued by us in securitization transactions. In connection with the merger with GM, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. Amortization for the six months ended June 30, 2012 and 2011 was $18.7 million and $42.5 million, respectively. At June 30, 2012, unamortized purchase accounting premium of $23.8 million is included in securitization notes payable. Debt issuance costs of $24.6 million and $16.3 million, as of June 30, 2012 and December 31, 2011, respectively, which are included in other assets, are amortized to interest expense over the expected term of securitization notes payable.
Securitization notes payable as of June 30, 2012, consists of the following (dollars in thousands):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Original Weighted Average Interest Rate			Receivables Pledged	Note Balance At June 30, 2012
2008	October 2014	-	April 2015	$500,000	-	$750,000	6.0%	-	10.5%	$346,067	$123,914
2009	January 2016	-	July 2017	227,493	-	725,000	2.7%	-	7.5%	299,664	220,909
2010	July 2017	-	April 2018	200,000	-	850,000	2.2%	-	3.8%	1,581,612	1,395,383
2011	July 2018	-	March 2019	800,000	-	1,000,000	2.4%	-	2.9%	3,374,366	3,104,607
2012 (b)	June 2019	-	November 2019	800,000	-	1,200,000	1.9%	-	2.9%	3,948,183	3,758,252
										$9,549,892	$8,603,065
Purchase accounting premium											23,758
Total											$8,626,823
_________________

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to Trusts.

(b)	Includes the private sale of asset-backed securities.
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
With respect to our securitization transactions covered by a financial guaranty insurance policy, agreements with the insurer provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.
Agreements with our financial guaranty insurance provider contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance provider to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of June 30, 2012, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Interest rate cap and swap derivatives consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Notional	Fair Value(b)	Notional	Fair Value(b)
Assets
Interest rate swaps(a)	$25,404	$454	$509,561	$2,004
Interest rate caps(a)	1,468,178	2,194	1,512,793	4,548
Total assets	$1,493,582	$2,648	$2,022,354	$6,552
Liabilities
Interest rate swaps	$25,404	$456	$509,561	$6,440
Interest rate caps	1,468,178	2,276	1,470,856	4,768
Total liabilities	$1,493,582	$2,732	$1,980,417	$11,208
 _________________

(a)	Included in other assets on the consolidated balance sheets.

(b)	See Note 8 - "Fair Value of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Interest rate swap agreements designated as hedges had unrealized losses of $0.1 million and gains of $2.4 million included in accumulated other comprehensive income as of June 30, 2012 and December 31, 2011, respectively. The ineffectiveness gain (loss) related to the interest rate swap agreements was $(0.1) million for the three and six months ended June 30, 2012 and $1.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. We estimate approximately $0.1 million of unrealized losses included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.
Interest rate swap agreements not designated as hedges had a change in fair value which resulted in insignificant gains for the three and six months ended June 30, 2012 and 2011, and are included in interest expense on the consolidated statements of income and comprehensive income, respectively.
Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2012 and December 31, 2011, these restricted cash accounts totaled $6.4 million and $35.5 million, respectively, and are included in other assets on the consolidated balance sheets.
The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	Income (Losses) Recognized In Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Non-designated hedges:
Interest rate contracts(a)	$48	$241	$284	$33
Foreign currency exchange derivatives(b)		314		127
	$48	$555	$284	$160
Designated hedges:
Interest rate contracts(a)	$(52)	$1,126	$(92)	$237

	Income (Losses) Recognized In Accumulated Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Designated hedges:
Interest rate contracts	$42	$(1,736)	$(55)	$(852)

	Income (Losses) Reclassified From Accumulated Other Comprehensive Income Into Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Designated hedges:
Interest rate contracts(a)	$1,666	$(721)	$2,465	$(999)
_________________

(a)	Income (losses) recognized in earnings are included in interest expense.

(b)	There were no outstanding foreign currency exchange derivatives at June 30, 2012. Income recognized in earnings is included in operating expenses.

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES
ASC 820, Fair Value Measurements, provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.
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
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) as described above:

	June 30, 2012
	(in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,542,706			$1,542,706
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$2,194		2,194
Interest rate swaps(iii)			$454	454
Total assets	$1,542,706	$2,194	$454	$1,545,354
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$456	$456
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$2,276		2,276
Total liabilities	$—	$2,276	$456	$2,732
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $263.0 million.

	December 31, 2011
	(in thousands)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,434,592			$1,434,592
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,548		4,548
Interest rate swaps(iii)			$2,004	2,004
Total assets	$1,434,592	$4,548	$2,004	$1,441,144
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$6,440	$6,440
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,768		4,768
Total liabilities	$—	$4,768	$6,440	$11,208
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $252.7 million.
The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at April 1, 2012	$1,786	$(2,125)
Total realized and unrealized gains
Included in earnings	11	(52)
Included in other comprehensive income		42
Settlements	(1,343)	1,679
Balance as of June 30, 2012	$454	$(456)

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2012	$2,004	$(6,440)
Total realized and unrealized gains
Included in earnings	139	(92)
Included in other comprehensive income		(55)
Settlements	(1,689)	6,131
Balance as of June 30, 2012	$454	$(456)
 The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at April 1, 2011	$17,713	$(33,767)
Total realized and unrealized gains
Included in earnings	138	1,126
Included in other comprehensive income		(1,736)
Settlements	(5,274)	10,657
Balance as of June 30, 2011	$12,577	$(23,720)

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2011	$23,058	$(46,797)
Total realized and unrealized gains
Included in earnings	53	237
Included in other comprehensive income		(852)
Settlements	(10,534)	23,692
Balance as of June 30, 2011	$12,577	$(23,720)

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Guarantees of Indebtedness
The payments of principal and interest on our senior notes and convertible senior notes are guaranteed by certain of our subsidiaries. The par value of the senior notes and convertible senior notes was $500.5 million for both June 30, 2012 and December 31, 2011, respectively. See guarantor consolidating financial statements in Note 13.

NOTE 10 – INCOME TAXES
We had unrecognized tax benefits of $49.9 million and $48.1 million at June 30, 2012 and December 31, 2011, respectively. The amount of unrecognized tax benefits including the federal benefit of state taxes, if recognized, that would affect the effective tax rate is $28.9 million and $26.5 million at June 30, 2012 and December 31, 2011, respectively.
At June 30, 2012, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $1.5 million to $15.0 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2012, accrued interest and penalties associated with uncertain tax positions were $21.4 million and $10.0 million, respectively. During the six months ended June 30, 2012, we accrued an additional $2.1 million in potential interest and accrued an additional $0.7 million in potential penalties associated with uncertain tax positions.
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
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes would be reported in our consolidated financial statements as additional paid-in capital. As of June 30, 2012, we have recorded intercompany taxes payable to GM in the amount of $478.2 million representing the tax effects of income earned subsequent to the merger with GM.
Our effective income tax rate was 37.1% and 37.5% for the three and six months ended June 30, 2012, respectively. Our effective income tax rate was 33.5% and 36.9% for the three and six months ended June 30, 2011, respectively.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in thousands):

			June 30, 2012		December 31, 2011
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$952,091	$952,091	$572,297	$572,297
Finance receivables, net	(b)	3	10,030,657	10,329,962	9,162,492	9,385,851
Restricted cash – securitization notes payable	(a)	1	705,022	705,022	919,283	919,283
Restricted cash – credit facilities	(a)	1	115,396	115,396	136,556	136,556
Restricted cash – other	(a)	1	33,162	33,162	59,136	59,136
Interest rate swap agreements	(d)	3	454	454	2,004	2,004
Interest rate cap agreements purchased	(d)	2	2,194	2,194	4,548	4,548
Financial liabilities:
Syndicated and lease warehouse facilities	(c)	2	308,033	308,033	802,571	802,571
Medium term note facility and Wachovia funding facility	(d)	3	215,202	215,853	296,820	296,542
Securitization notes payable	(d)
Securitization notes payable		1	7,986,457	8,081,380	6,937,841	6,945,865
Private securitization 2012-PP1		3	640,366	650,007
Senior notes	(d)	2	500,000	543,750	500,000	510,000
Convertible senior notes	(d)	2	500	500	500	500
Interest rate swap agreements	(d)	3	456	456	6,440	6,440
Interest rate cap agreements sold	(d)	2	2,276	2,276	4,768	4,768
_________________

(a)
The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of the consumer finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions. Substantially all commercial finance receivables have variable rates of interest and maturities of one year. Therefore, carrying value is considered to be a reasonable estimate of fair value.

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

There were no transfers of recurring fair values between levels.
The fair value of our consumer finance receivables use observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity, and an observable cost of debt based on companies with a similar credit rating and maturity profile as our portfolio. Macroeconomic factors could affect the credit performance of our portfolio and therefore, could potentially impact the assumptions used in our cash flow model.
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
Securitization notes payable uses observable inputs to estimate fair value. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame.
We use observable and unobservable inputs to estimate fair value for the private securitization 2012 - PPI. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable input), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest costs and income taxes consist of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Interest costs (none capitalized)	$145,707	$150,718
Income taxes	4,709	2,138
We had a non-cash investing activity as the result of the receivable from the GM subvention program for the six months ended June 30, 2012 and 2011 of $27.2 million and $25.4 million.

NOTE 13 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011, we identified certain errors in the presentation of the consolidating financial statements contained in this footnote as of December 31, 2011, June 30, 2011 and for the three and six months ended June 30, 2011. The errors are related to the allocation of carrying value adjustments, as well as certain intercompany equity transactions, between AmeriCredit Financial Services, Inc. (the "Guarantor"), our principal operating subsidiary and our other subsidiaries (the "Non-Guarantor Subsidiaries") which occurred during the recast of the consolidating financial statements to reflect the new guarantor structure in 2011. These adjustments did not have an impact on the consolidated financial statements as of December 31, 2011, as of June 30, 2011 or for the three or six months ended June 30, 2011.

	December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
Balance Sheet:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance receivables, net	$201,796	$558,770	$8,960,696	$8,603,722
Due from affiliates			2,656,353	2,927,537	$(3,426,131)	$(3,697,315)
Investment in affiliates	3,252,248	3,166,458			(6,123,604)	(6,037,814)
Total assets	4,058,263	4,329,447	13,725,688	13,639,898	(9,549,735)	(9,735,129)
Due to affiliates	3,426,131	3,697,315			(3,426,131)	(3,697,315)
Total liabilities	3,495,851	3,767,035			(3,426,131)	(3,697,315)
Additional paid-in capital			1,143,529	1,001,958	(1,222,716)	(1,081,145)
Retained earnings			3,918,022	3,973,803	(4,401,247)	(4,457,028)
Total shareholder's equity			5,561,192	5,475,402	(6,123,604)	(6,037,814)
Total liabilities and shareholder's equity	4,058,263	4,329,447	13,725,688	13,639,898	(9,549,735)	(9,735,129)

	Three Months Ended June 30, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
Statement of Operations and Comprehensive Operations Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance charge income	$14,387	$18,952	$276,529	$271,964
Equity in income of affiliates	139,701	137,032			$(240,212)	$(237,543)
Income before income taxes	83,947	85,843	206,779	202,214	(240,212)	(237,543)
Income tax (benefit) provision	(16,247)	(14,351)	66,761	64,865
Net income			140,018	137,349	(240,212)	(237,543)

	Six Months Ended June 30, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance charge income	$11,449	$32,879	$547,313	$525,883
Equity in income of affiliates	244,392	231,862			$(424,948)	$(412,418)
Income before income taxes	140,172	149,072	390,855	369,425	(424,948)	(412,418)
Income tax (benefit) provision	(39,398)	(30,498)	145,477	136,577
Net income			245,378	232,848	(424,948)	(412,418)

	Six Months Ended June 30, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
Statement of Cash Flows Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities:
Net income			$245,378	$232,848	$(424,948)	$(412,418)
Amortization of carrying value adjustment	$30,254	$8,824	96,668	118,098
Equity in income of affiliates	(244,392)	(231,862)			424,948	412,418
Net cash provided by operating activities	39,504	30,604	293,337	302,237
Cash flows from investing activities:
Purchases of consumer finance receivables, net			(2,655,315)	(2,195,505)	2,655,315	2,195,505
Proceeds from sale of receivables, net	2,655,315	2,195,505			(2,655,315)	(2,195,505)
Net cash provided (used) by investing activities	401,115	(58,695)	(1,190,270)	(730,460)
Cash flows from financing activities:
Net change in due (to) from affiliates	(128,082)	340,628	754,216	285,506
Net cash provided (used) by financing activities	(128,082)	340,628	915,759	447,049
The payment of principal and interest on the 6.75% senior notes issued in June 2011 are currently guaranteed solely by the Guarantor and none of our other subsidiaries. The separate financial statements of the Guarantor are not included herein because the Guarantor is a wholly owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. Some of our Non-Guarantor Subsidiaries had previously guaranteed the payment of principal and interest on our senior notes and convertible senior notes that were outstanding prior to the issuance of the 6.75% senior notes. These previously outstanding senior notes have been repaid in full and the amount of convertible senior notes that currently remain outstanding under the previous guarantor structure is immaterial. As a result, the consolidating financial statements for June 30, 2011 and the three and six months ended June 30, 2011 have been recast to reflect the current guarantor structure for the 6.75% senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of December 31, 2011, June 30, 2012 and for the three and six months ended June 30, 2012 and 2011.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$893,163	$58,928		$952,091
Finance receivables, net		694,423	9,336,234		10,030,657
Restricted cash – securitization notes payable			705,022		705,022
Restricted cash – credit facilities			115,396		115,396
Property and equipment, net	$220	4,196	45,663		50,079
Leased vehicles, net			1,366,785		1,366,785
Deferred income taxes	93,442	33,283	20,641		147,366
Goodwill	1,094,923		13,043		1,107,966
Intercompany receivables	34,332				34,332
Other assets	9,339	20,786	99,733		129,858
Due from affiliates	865,337		1,142,219	$(2,007,556)
Investment in affiliates	3,127,567	1,276,040		(4,403,607)
Total assets	$5,225,160	$2,921,891	$12,903,664	$(6,411,163)	$14,639,552
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$523,235		$523,235
Securitization notes payable			8,626,823		8,626,823
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	4,708	$86,813	111,965		203,486
Deferred income			56,608		56,608
Taxes payable	84,561	4,814	1,402		90,777
Intercompany taxes payable	478,161				478,161
Interest rate swap and cap agreements		2,276	456		2,732
Due to affiliates		2,007,556		$(2,007,556)
Total liabilities	1,067,930	2,101,459	9,320,489	(2,007,556)	10,482,322
Shareholder's equity:
Common stock			535,169	(535,169)
Additional paid-in capital	3,458,303	79,187	198,559	(277,746)	3,458,303
Accumulated other comprehensive loss	(9,807)		(20,006)	20,006	(9,807)
Retained earnings	708,734	741,245	2,869,453	(3,610,698)	708,734
Total shareholder’s equity	4,157,230	820,432	3,583,175	(4,403,607)	4,157,230
Total liabilities and shareholder's equity	$5,225,160	$2,921,891	$12,903,664	$(6,411,163)	$14,639,552

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$500,556	$71,741		$572,297
Finance receivables, net		558,770	8,603,722		9,162,492
Restricted cash – securitization notes payable			919,283		919,283
Restricted cash – credit facilities			136,556		136,556
Property and equipment, net	$220	3,567	43,653		47,440
Leased vehicles, net			809,491		809,491
Deferred income taxes	28,572	49,792	30,320		108,684
Goodwill	1,094,923		13,059		1,107,982
Intercompany receivables	35,975		1,472		37,447
Other assets	7,880	50,304	83,064		141,248
Due from affiliates	769,778		2,927,537	$(3,697,315)
Investment in affiliates	2,871,356	3,166,458		(6,037,814)
Total assets	$4,808,704	$4,329,447	$13,639,898	$(9,735,129)	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$1,099,391		$1,099,391
Securitization notes payable			6,937,841		6,937,841
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	4,975	$60,070	95,127		160,172
Deferred income			24,987		24,987
Taxes payable	79,885	4,882	710		85,477
Intercompany taxes payable	300,306				300,306
Interest rate swap and cap agreements		4,768	6,440		11,208
Due to affiliates		3,697,315		$(3,697,315)
Total liabilities	885,666	3,767,035	8,164,496	(3,697,315)	9,119,882
Shareholder's equity:
Common stock			517,037	(517,037)
Additional paid-in capital	3,470,495	79,187	1,001,958	(1,081,145)	3,470,495
Accumulated other comprehensive loss	(7,617)		(17,396)	17,396	(7,617)
Retained earnings	460,160	483,225	3,973,803	(4,457,028)	460,160
Total shareholder’s equity	3,923,038	562,412	5,475,402	(6,037,814)	3,923,038
Total liabilities and shareholder's equity	$4,808,704	$4,329,447	$13,639,898	$(9,735,129)	$13,042,920

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$33,560	$369,757		$403,317
Other income	$11,183	46,766	132,131	$(106,886)	83,194
Equity in income of affiliates	141,260	170,386		(311,646)
	152,443	250,712	501,888	(418,532)	486,511
Costs and expenses
Operating expenses	4,237	14,439	74,041		92,717
Leased vehicles expenses			51,011		51,011
Provision for loan losses		68,157	(6,281)		61,876
Interest expense	14,272	42,242	114,548	(106,886)	64,176
	18,509	124,838	233,319	(106,886)	269,780
Income before income taxes	133,934	125,874	268,569	(311,646)	216,731
Income tax (benefit) provision	(2,361)	(14,464)	97,261		80,436
Net income	$136,295	$140,338	$171,308	$(311,646)	$136,295

Comprehensive income	$130,196	$140,338	$155,236	$(295,574)	$130,196

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$18,952	$271,964		$290,916
Other income	$14,319	80,422	169,014	$(224,786)	38,969
Equity in income of affiliates	100,511	137,032		(237,543)
	114,830	236,406	440,978	(462,329)	329,885
Costs and expenses
Operating expenses	5,731	22,920	56,728		85,379
Leased vehicles expenses			13,098		13,098
Provision for loan losses		52,127	(7,557)		44,570
Interest expense	15,592	75,516	176,495	(224,786)	42,817
	21,323	150,563	238,764	(224,786)	185,864
Income before income taxes	93,507	85,843	202,214	(237,543)	144,021
Income tax (benefit) provision	(2,311)	(14,351)	64,865		48,203
Net income	$95,818	$100,194	$137,349	$(237,543)	$95,818

Comprehensive income	$95,148	$100,194	$119,822	$(220,016)	$95,148

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$68,671	$692,902		$761,573
Other income	$22,125	109,969	273,805	$(249,558)	156,341
Equity in income of affiliates	258,401	319,524		(577,925)
	280,526	498,164	966,707	(827,483)	917,914
Costs and expenses
Operating expenses	7,831	39,813	142,942		190,586
Leased vehicles expenses			91,657		91,657
Provision for loan losses		127,841	(17,411)		110,430
Interest expense	28,596	100,694	247,536	(249,558)	127,268
	36,427	268,348	464,724	(249,558)	519,941
Income before income taxes	244,099	229,816	501,983	(577,925)	397,973
Income tax (benefit) provision	(4,475)	(28,204)	182,078		149,399
Net income	$248,574	$258,020	$319,905	$(577,925)	$248,574

Comprehensive income	$246,384	$258,020	$317,295	$(575,315)	$246,384

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$32,879	$525,883		$558,762
Other income	$28,580	171,194	333,537	$(467,021)	66,290
Equity in income of affiliates	180,556	231,862		(412,418)
	209,136	435,935	859,420	(879,439)	625,052
Costs and expenses
Operating expenses	11,333	42,532	107,920		161,785
Leased vehicles expenses			21,582		21,582
Provision for loan losses		65,922	18,072		83,994
Interest expense	29,625	178,409	342,421	(467,021)	83,434
	40,958	286,863	489,995	(467,021)	350,795
Income before income taxes	168,178	149,072	369,425	(412,418)	274,257
Income tax (benefit) provision	(4,878)	(30,498)	136,577		101,201
Net income	$173,056	$179,570	$232,848	$(412,418)	$173,056

Comprehensive income	$174,333	$179,570	$182,065	$(361,635)	$174,333

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$248,574	$258,020	$319,905	$(577,925)	$248,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	889	110,450		112,361
Accretion and amortization of loan and leasing fees		(19)	(24,244)		(24,263)
Amortization of carrying value adjustment		412	7,934		8,346
Amortization of purchase accounting premium			(18,997)		(18,997)
Provision for loan losses		127,841	(17,411)		110,430
Deferred income taxes	(64,870)	16,509	10,627		(37,734)
Stock-based compensation expense	2,539				2,539
Other		1,550	(10,447)		(8,897)
Equity in income of affiliates	(258,401)	(319,524)		577,925
Changes in assets and liabilities:
Other assets	(2,322)	(3,363)	(7,327)		(13,012)
Accounts payable and accrued expenses	(14,998)	15,800	18,380		19,182
Taxes payable	4,676	(68)	693		5,301
Intercompany taxes payables	177,855				177,855
Net cash provided by operating activities	94,075	98,047	389,563		581,685
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(2,870,107)	(2,747,780)	2,747,780	(2,870,107)
Principal collections and recoveries on consumer finance receivables		(233)	2,040,239		2,040,006
Fundings of commercial finance receivables		(173,158)			(173,158)
Collections of commercial finance receivables		46,237			46,237
Proceeds from sale of receivables, net		2,747,780		(2,747,780)
Purchases of leased vehicles, net			(620,728)		(620,728)
Proceeds from termination of leased vehicles			17,806		17,806
Purchases of property and equipment		(1,518)	(5,135)		(6,653)
Change in restricted cash - securitization notes payable			214,261		214,261
Change in restricted cash - credit facilities			21,442		21,442
Change in other assets	(7,127)	29,090	(3,589)		18,374
Net change in investment in affiliates	594	2,209,942		(2,210,536)
Net cash (used) provided by investing activities	(6,533)	1,988,033	(1,083,484)	(2,210,536)	(1,312,520)
Cash flows from financing activities:
Borrowings on credit facilities			962,924		962,924
Payments on credit facilities			(1,537,058)		(1,537,058)
Issuance of securitization notes payable			4,100,000		4,100,000
Payments on securitization notes payable			(2,392,176)		(2,392,176)
Debt issuance costs	(159)		(22,832)		(22,991)
Net capital contribution to subsidiaries			(2,210,194)	2,210,194
Net change in due from (to) affiliates	(86,789)	(1,693,473)	1,779,985	277
Net cash provided (used) by financing activities	(86,948)	(1,693,473)	680,649	2,210,471	1,110,699
Net increase (decrease) in cash and cash equivalents	594	392,607	(13,272)	(65)	379,864
Effect of Canadian exchange rate changes on cash and cash equivalents	(594)		459	65	(70)
Cash and cash equivalents at beginning of period		500,556	71,741		572,297
Cash and cash equivalents at end of period	$	$893,163	$58,928	$	$952,091
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$173,056	$179,570	$232,848	$(412,418)	$173,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,492	835	36,717		41,044
Accretion and amortization of loan and leasing fees		295	(8,209)		(7,914)
Amortization of carrying value adjustment		8,824	118,098		126,922
Amortization of purchase accounting premium	(183)		(44,508)		(44,691)
Provision for loan losses		65,922	18,072		83,994
Deferred income taxes	106,212	(29,491)	(38,865)		37,856
Stock-based compensation expense	6,053				6,053
Other		10,354	(27,534)		(17,180)
Equity in income of affiliates	(180,556)	(231,862)		412,418
Changes in assets and liabilities:
Other assets	4,626	719	20,699		26,044
Accounts payable and accrued expenses	(33,920)	20,328	4,371		(9,221)
Taxes payable	(82,971)	5,110	(9,452)		(87,313)
Intercompany taxes payables	143,941				143,941
Net cash provided by operating activities	139,750	30,604	302,237		472,591
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(2,453,086)	(2,195,505)	2,195,505	(2,453,086)
Principal collections and recoveries on consumer finance receivables		(328)	1,880,504		1,880,176
Proceeds from sale of receivables, net		2,195,505		(2,195,505)
Purchases of leased vehicles, net			(417,748)		(417,748)
Proceeds from termination of leased vehicles			21,061		21,061
Sales (purchases) of property and equipment	1,924	(2,063)	(3,369)		(3,508)
Acquisition of FinanciaLinx			(9,601)		(9,601)
FinanciaLinx cash on hand at acquisition			9,283		9,283
Change in restricted cash - securitization notes payable			(11,080)		(11,080)
Change in restricted cash - credit facilities			22,052		22,052
Change in other assets		(4,440)	(26,057)		(30,497)
Net change in investment in affiliates	(9,215)	205,717		(196,502)
Net cash (used) provided by investing activities	(7,291)	(58,695)	(730,460)	(196,502)	(992,948)
Cash flows from financing activities:
Borrowings on credit facilities			1,820,637		1,820,637
Payments on credit facilities			(2,228,119)		(2,228,119)
Issuance of securitization notes payable			2,750,000		2,750,000
Payments on securitization notes payable			(1,954,853)		(1,954,853)
Issuance of senior notes	500,000				500,000
Debt issuance costs	(7,622)		(27,113)		(34,735)
Net capital contribution to subsidiaries			(199,009)	199,009
Net change in due (to) from affiliates	(626,021)	340,628	285,506	(113)
Net cash (used) provided by financing activities	(133,643)	340,628	447,049	198,896	852,930
Net (decrease) increase in cash and cash equivalents	(1,184)	312,537	18,826	2,394	332,573
Effect of Canadian exchange rate changes on cash and cash equivalents	1,184		(189)	(2,394)	(1,399)
Cash and cash equivalents at beginning of period		185,004	9,550		194,554
Cash and cash equivalents at end of period	$	$497,541	$28,187	$	$525,728

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We were acquired by General Motors Company ("GM") on October 1, 2010. In December 2010, we began offering a lease product through GM franchised dealerships and, in April 2012, launched a commercial lending platform to further support our GM dealer relationships. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance contracts and origination and retention of lease contracts. As used herein, "loans" include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of finance and lease contracts prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge and other income on the finance and lease contracts and pay interest expense on borrowings under our credit facilities.
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
Recent Events
Commercial Lending
Overview
In April 2012, we launched our commercial lending platform to further support our GM dealer relationships. Our commercial lending offerings consist of:

•	Floorplan financing - loans to primarily GM-franchised dealers and their affiliates to finance the purchase of vehicle inventory, also known as wholesale or inventory financing.

•	Dealer loans - loans to dealers to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
In support of the underwriting and risk monitoring process with respect to these loans, each dealer is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook, and credit and payment history, if available. The risk rating may affect the pricing and guides the management of the account. We monitor the level of borrowing under each dealer's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealer, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line, either temporarily of for an extended period of time, or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time.

Floorplan Financing
We support the financing of new and used vehicle inventory purchases by primarily GM-franchised dealers and their affiliates before sale or lease to the retail customer. These loans are included in finance receivables in our financial statements. Financing is provided through lines of credit extended to individual dealers. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealer default, manufacturers are bound by a repurchase obligation that requires them to repurchase the new vehicle inventory according to applicable manufacturer or State parameters. The amount we advance to dealers for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. Unless we terminate the credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. To support the dealers' used car inventory needs, we advance funds to the dealer or auction to purchase used vehicles for inventory based on the appropriate book value for the region in where the dealer is located. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the risk rating. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.
Floorplan lending is structured to yield interest at a floating rate indexed to the prime rate. The rate for a particular dealer is based on, among other things, the dealer's credit worthiness, the amount of the credit line, the risk rating and whether or not the dealer is in default. Interest on floorplan loans is generally payable monthly.
Dealer Loans
We make loans to dealers to finance improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate.  These loans are included in finance receivables in our financial statements.  These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, a priority security interest in other dealership assets and typically the continuing personal guarantees from the owners of the dealerships and/or the real estate. Dealer loans are structured to yield interest at fixed or floating rates. Floating rate loans are generally indexed to the prime rate. Interest on dealer loans is generally payable monthly.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 as compared to
Three Months Ended June 30, 2011
Finance Receivables:
A summary of our consumer finance receivables is as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$3,357,341	$6,337,075
Post-acquisition consumer finance receivables, beginning of period	6,326,427	2,004,813
	9,683,768	8,341,888
Loans purchased	1,489,402	1,349,222
Charge-offs	(52,741)	(6,738)
Principal collections and other	(931,614)	(859,565)
Change in carrying value adjustment on pre-acquisition consumer finance receivables	(36,368)	(130,266)
Balance at end of period	$10,152,447	$8,694,541
The average new loan size increased to $21,583 for the three months ended June 30, 2012 from $20,734 for the three months ended June 30, 2011 resulting from an increase in new car loans financed under the GM subvention program which typically have higher financed amounts. The average annual percentage rate for finance receivables purchased during the three months ended June 30, 2012, decreased to 14.0% from 14.6% during the three months ended June 30, 2011 as a result an increase in new car loans financed under the GM subvention program which typically have lower average annual percentage rates.
A summary of our commercial finance receivables is as follows (in thousands):

Three Months Ended
June 30, 2012
Balance at beginning of period	$
Loans funded	173,796
Principal collections and other	(46,236)
Balance at end of period	$127,560
Leased Vehicles:
A summary of our leased vehicles is as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$1,210,434	$331,596
Leased vehicles purchased	394,360	162,064
Leased vehicles returned - end of term	(12,721)	(5,829)
Leased vehicles returned - default	(937)	(166)
Manufacturer incentives	(55,473)	(19,125)
Foreign currency translation adjustment	(9,054)
Balance at end of period	$1,526,609	$468,540
Average Earning Assets:
Average earning assets were as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Average consumer finance receivables	$10,237,530	$8,926,612
Average commercial finance receivables	55,921
Average finance receivables	10,293,451	8,926,612
Average leased vehicles, net	1,231,419	377,928
Average earning assets	$11,524,870	$9,304,540
Revenue:
Finance charge income increased by 38.6% to $403.3 million for the three months ended June 30, 2012, from $290.9 million for the three months ended June 30, 2011, primarily due to the 15.3% increase in average finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable discount to accretable yield. The effective yield on our finance receivables increased to 15.8% for the three months ended June 30, 2012, from 13.1% for the three months ended June 30, 2011 due to the transfer of excess cash flows from non-accretable discount to accretable yield. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.

Other income consists of the following (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Leasing income	$66,228	$21,668
Investment income	577	406
Late fees and other income	16,389	16,895
	$83,194	$38,969
Leasing income increased by 205.6% to $66.2 million for the three months ended June 30, 2012 from $21.7 million for the three months ended June 30, 2011, primarily due to the increased size of the leased asset portfolio.
Costs and Expenses:
Operating Expenses
Operating expenses increased by 8.6% to $92.7 million for the three months ended June 30, 2012, from $85.4 million for the three months ended June 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount, our personnel costs increased by $6.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and represented 76.7% and 75.4% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively.
Operating expenses as an annualized percentage of average earning assets decreased to 3.2% from 3.7% for the three months ended June 30, 2012 and 2011, respectively, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 289.5% to $51.0 million for the three months ended June 30, 2012, from $13.1 million for the three months ended June 30, 2011 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominately related to depreciation as well as the gain or loss on the disposition of leased assets.
Provision for Loan losses
Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for the three months ended June 30, 2012 and 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses increased to $61.9 million for the three months ended June 30, 2012 from $44.6 million for the three months ended June 30, 2011, as a result of the impairment charge recorded on receivables classified as TDRs. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 2.4% and 2.0% for the three months ended June 30, 2012 and 2011, respectively.
Interest Expense
Interest expense increased to $64.2 million for the three months ended June 30, 2012, from $42.8 million for the three months ended June 30, 2011. Interest expense was reduced by $9.0 million and $21.4 million for amortization of the purchase accounting premium for the three months ended June 30, 2012 and 2011, respectively. Average debt outstanding was $8.9 billion and $7.5 billion for the three months ended June 30, 2012 and 2011, respectively. Our effective rate of interest on our debt increased to 2.9% for the three months ended June 30, 2012 compared to 2.3% for the three months ended June 30, 2011, respectively. The effective rate increase as a result of the 6.75% senior notes issued in June 2011 and the decreasing impact of the amortization of the purchase accounting premium.
Taxes
Our effective income tax rate was 37.1% and 33.5% for the three months ended June 30, 2012 and 2011, respectively.
Other Comprehensive Loss:
Other comprehensive loss consists of the following (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Unrealized losses on cash flow hedges	$(1,624)	$(1,015)
Foreign currency translation adjustment	(5,048)	(27)
Income tax benefit	573	372
	$(6,099)	$(670)
Cash Flow Hedges
Unrealized losses on cash flow hedges consist of the following (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Unrealized gains (losses) related to changes in fair value	$42	$(1,736)
Reclassification of unrealized (gains) losses into earnings	(1,666)	721
	$(1,624)	$(1,015)
Unrealized gains (losses) related to changes in fair value for the three months ended June 30, 2012 and 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes.
The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.
Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment losses of $5.0 million for the three months ended June 30, 2012 and insignificant losses for the three months ended June 30, 2011, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 as compared to
Six Months Ended June 30, 2011
Finance Receivables:
A summary of our consumer finance receivables is as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$4,027,361	$7,299,963
Post-acquisition consumer finance receivables, beginning of period	5,313,899	923,713
	9,341,260	8,223,676
Loans purchased	2,885,159	2,487,143
Charge-offs	(103,799)	(8,547)
Principal collections and other	(1,851,479)	(1,712,185)
Change in carrying value adjustment on pre-acquisition consumer finance receivables	(118,694)	(295,546)
Balance at end of period	$10,152,447	$8,694,541
The average new loan size increased to $21,147 for the six months ended June 30, 2012 from $20,071 for the six months ended June 30, 2011 resulting from an increase in new car loans financed under the GM subvention program which typically have higher financed amounts. The average annual percentage rate for finance receivables purchased during the six months ended June 30, 2012, decreased to 14.3% from 14.9% during the six months ended June 30, 2011 as a result an increase in new car loans financed under the GM subvention program which typically have lower average annual percentage rates.
A summary of our commercial finance receivables is as follows (in thousands):

Six Months Ended
June 30, 2012
Balance at beginning of period	$
Loans funded	173,796
Principal collections and other	(46,236)
Balance at end of period	$127,560
Leased Vehicles:
A summary of leased vehicles is as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$886,956	$51,515
Leased vehicles purchased	778,159	499,431
Leased vehicles returned - end of term	(26,271)	(13,647)
Leased vehicles returned - default	(2,178)	(382)
Manufacturer incentives	(106,841)	(68,377)
Foreign currency translation adjustment	(3,216)
Balance at end of period	$1,526,609	$468,540

Average Earning Assets:
Average earning assets were as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Average consumer finance receivables	$10,030,179	$8,797,154
Average commercial finance receivables	31,955
Average finance receivables	10,062,134	8,797,154
Average leased vehicles, net	1,100,369	243,105
Average earning assets	$11,162,503	$9,040,259
Revenue:
Finance charge income increased by 36.3% to $761.6 million for the six months ended June 30, 2012, from $558.8 million for the six months ended June 30, 2011, primarily due to the 14.4% increase in average finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable discount to accretable yield. The effective yield on our finance receivables increased to 15.2% for the six months ended June 30, 2012, from 12.8% for the six months ended June 30, 2011 due to the transfer of excess cash flows from non-accretable discount to accretable yield. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average finance receivables.
Other income consists of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Leasing income	$119,121	$33,735
Investment income	1,093	864
Late fees and other income	36,127	31,691
	$156,341	$66,290
Leasing income increased by 253.1% to $119.1 million for the six months ended June 30, 2012 from $33.7 million for the six months ended June 30, 2011, primarily due to the increased size of the leased asset portfolio.
Costs and Expenses:
Operating Expenses
Operating expenses increased by 17.8% to $190.6 million for the six months ended June 30, 2012, from $161.8 million for the six months ended June 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount, our personnel costs increased by $23.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and represented 75.6% and 74.7% of total operating expenses for the six months ended June 30, 2012 and 2011, respectively.
Operating expenses as an annualized percentage of average earning assets were 3.4% and 3.6% for the six months ended June 30, 2012 and 2011, respectively.
Leased Vehicle Expenses
Lease vehicle expenses increased by 324.7% to $91.7 million for the six months ended June 30, 2012 from $21.6 million for the six months ended June 30, 2011 due to the increased size of the leased asset portfolio. Our lease vehicle expenses are predominately related to depreciation of leased assets as well as the gain or loss on the disposition of leased assets.
Provision for Loan losses
Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for the six months ended June 30, 2012 and 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses increased to $110.4 million for the six months ended June 30, 2012 from $84.0 million for the six months ended June 30, 2011, as a result of the impairment charge recorded on receivables classified as TDRs. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 2.2% and 1.9% for the six months ended June 30, 2012 and 2011, respectively.
Interest Expense
Interest expense increased to $127.3 million for the six months ended June 30, 2012, from $83.4 million for the six months ended June 30, 2011. Interest expense was reduced by $18.9 million and $44.2 million for amortization of the purchase accounting premium for the six months ended June 30, 2012 and 2011, respectively. Average debt outstanding was $8.8 billion and $7.3 billion for the six months ended June 30, 2012 and 2011, respectively. Our effective rate of interest on our debt increased to 2.9% for the six months ended June 30, 2012 compared to 2.3% for the six months ended June 30, 2011, respectively. The effective rate increased as a result of the 6.75% senior notes issued in June 2011 and the decreasing impact of the amortization of the purchase accounting premium.
Taxes
Our effective income tax rate was 37.5% and 36.9% for the six months ended June 30, 2012 and 2011, respectively.
Other Comprehensive (Loss) Income:
Other comprehensive (loss) income consists of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Unrealized (losses) gains on cash flow hedges	$(2,520)	$147
Foreign currency translation adjustment	(594)	1,184
Income tax benefit (provision)	924	(54)
	$(2,190)	$1,277
Cash Flow Hedges
Unrealized (losses) gains on cash flow hedges consist of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Unrealized losses related to changes in fair value	$(55)	$(852)
Reclassification of unrealized (gains) losses into earnings	(2,465)	999
	$(2,520)	$147
Unrealized losses related to changes in fair value for the six months ended June 30, 2012 and 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes.
The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.
Unrealized (losses) gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment (losses) gains of $(0.6) million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the six months ended June 30, 2012 and 2011, respectively.

CREDIT QUALITY
Consumer Finance Receivables
We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in thousands):

	June 30, 2012	December 31, 2011
Pre-acquisition consumer finance receivables - outstanding balance	$3,100,850	$4,366,075
Pre-acquisition consumer finance receivables - carrying value	2,812,205	4,027,361
Post-acquisition consumer finance receivables, net of fees	7,340,242	5,313,899
Less: allowance for loan losses	(249,350)	(178,768)
Total consumer finance receivables, net	$9,903,097	$9,162,492
Number of outstanding contracts	736,735	727,684
Average carrying amount of outstanding contract (in dollars)(a)	$14,172	$13,302
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables	3.4%	3.4%
_________________

(a)
Average carrying amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees divided by number of outstanding contracts.

Delinquency
The following is a summary of consumer finance receivables (based upon contractual amount due, which is not materially different than recorded investment) that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged-off (dollars in thousands):

	June 30, 2012		June 30, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$427,672	4.1%	$397,792	4.4%
Greater-than-60 days	158,065	1.5	157,845	1.7
	585,737	5.6	555,637	6.1
In repossession	25,726	0.3	23,387	0.3
	$611,463	5.9%	$579,024	6.4%
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between and delinquent status in the portfolio.
Delinquencies have generally trended downward since early calendar year 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008 and stabilization of economic conditions.
Deferrals
In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers, whereby the consumer is allowed to move up to two delinquent payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received. Due to the nature of our customer base and policies and guidelines of the deferral program, which policies and guidelines have not changed materially in several years, approximately 50% to 60% of accounts historically comprising the consumer finance portfolio receive a deferral at some point in the life of the account.
An account for which all delinquent payments are deferred or paid in a deferment transaction is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 5.3% and 4.9% for the three months ended June 30, 2012 and 2011 and 5.3% and 5.1% for the six months ended June 30, 2012 and 2011, respectively.
The following is a summary of deferrals as a percentage of consumer finance receivables outstanding:

	June 30, 2012	December 31, 2011
Never deferred	79.1%	78.1%
Deferred:
1-2 times	15.8	15.3
3-4 times	5.0	6.5
Greater than 4 times	0.1	0.1
Total deferred	20.9	21.9
Total	100.0%	100.0%
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
Changes in deferment levels do not have a direct impact on the ultimate amount of finance receivables charged-off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged-off, historical charge-off ratios, loss confirmation periods and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.
Troubled Debt Restructurings
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance as of June 30, 2012 is shown below (in thousands):

June 30, 2012
Outstanding recorded investment	$55,291
Less: allowance for loan losses	(15,272)
Outstanding recorded investment, net of allowance	$40,019
Unpaid principal balance	$57,469
At December 31, 2011, the amount of consumer finance receivables in the post-acquisition portfolio that would be considered TDRs was insignificant.
Additional information about loans classified as TDRs is shown below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012
Average recorded investment	$52,830	$50,640
Interest income recognized	1,043	1,178
The following table provides information on loans that became classified as TDRs during the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012
Outstanding principal balance	$38,132	$51,091
The following table presents the carrying value of loans that were charged-off during the three and six months ended June 30,

2012 that had been classified as a TDR during the preceding 12 months (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012
Carrying value charged-off on TDRs that subsequently defaulted	$385	$605
Credit Losses - non-GAAP measure
We analyze portfolio performance of both the pre-acquisition and post-acquisition portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Charge-offs	$52,741	$6,738	$103,799	$8,547
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	65,147	123,072	168,764	304,900
Total credit losses on the combined portfolio(a)	$117,888	$129,810	$272,563	$313,447
_________________

(a)	Total credit losses is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our consumer finance receivables portfolio (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Repossession credit losses	$118,703	$133,966	$278,305	$325,221
Less: Recoveries	(80,315)	(75,550)	(174,300)	(174,351)
Mandatory credit losses(a)	(815)	(4,156)	(5,742)	(11,774)
Net credit losses	$37,573	$54,260	$98,263	$139,096
Net annualized credit losses as a percentage of average consumer finance receivables(b):	1.5%	2.4%	2.0%	3.2%
Recoveries as a percentage of gross repossession credit losses:	67.7%	56.4%	62.6%	53.6%
_________________

(a)
Mandatory credit losses represent accounts 120 days delinquent in the post-acquisition portfolio that are charged-off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

(b)	Average finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.
While the accounting related to charge-offs has been impacted by the application of purchase accounting related to our acquisition by GM, the dollar amount and percentage of net credit losses is comparable between the pre-acquisition and the post-acquisition portfolios. Net credit losses as a percentage of average consumer finance receivables outstanding may vary from period to period based upon the average age or seasoning of the portfolio and economic conditions. Net credit losses have generally trended down since fiscal 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral.
Commercial Finance Receivables
The following tables present certain data related to the commercial finance receivables portfolio (dollars in thousands):

June 30, 2012
Commercial finance receivables, net of fees	$127,560
Less: allowance for loan losses
Total commercial finance receivables, net	$127,560
Number of dealers	20
Average carrying amount per dealer (in dollars)	$6,378
All commercial finance receivables were current with respect to payment status.
Commercial receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans. Commercial receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At June 30, 2012, there were no outstanding commercial receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during the three months ended June 30, 2012.
Leased Vehicles
We primarily provide funding for leased vehicles to prime quality customers, and, therefore, anticipate a corresponding low level of delinquencies and charge-offs. At June 30, 2012, 99.7% of our leases were current with respect to payment status. Leased vehicles returned - default was $0.9 million and $0.2 million for the three months ended June 30, 2012 and 2011 and $2.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge and other income, servicing fees, distributions from Trusts, borrowings under credit facilities, transfers of finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and issuances of senior notes and other debt securities. Our primary uses of cash are purchases of finance receivables and leased vehicles, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.
We used cash of $2.9 billion and $2.5 billion for the purchase of consumer finance receivables during the six months ended June 30, 2012 and 2011, respectively. We used cash of $173.2 million for the purchase of commercial finance receivables during the three months ended June 30, 2012. We used cash of $0.6 billion and $0.4 billion for the purchase of leased vehicles during the six months ended June 30, 2012 and 2011. These purchases were funded initially utilizing cash and borrowings on our credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions.
Liquidity
Our available liquidity consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$952,091	$572,297
Borrowing capacity on unpledged eligible assets	890,990	681,161
Borrowing capacity on GM revolving credit facility	300,000	300,000
	$2,143,081	$1,553,458
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

As of June 30, 2012, credit facilities consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500,000
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	588,553	$308,033
GM revolving credit facility	300,000
Medium term note facility(d)		215,202
		$523,235
_________________

(a)
In May 2012, the facility was renewed and increased in size from $2.0 billion to $2.5 billion. In May 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(b)
In January 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until July 2018 when any remaining amount outstanding will be due and payable.

(c)
In July 2012, the facility was renewed and increased in size from C$600.0 million to C$800.0 million. In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$600.0 million, and advances outstanding of C$314.0 million at June 30, 2012.

(d)
The revolving period under this facility ended in October 2009, and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the six months ended June 30, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.47%	$141,842	$621,257
Lease warehouse facility – Canada(a)	2.74%	242,682	308,033
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$247.4 million and C$314.0 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the six months ended June 30, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – U.S. facility during the six months ended June 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.66%	$352,466	$826,859
Lease warehouse facility – U.S.	1.60%	48,453	182,749
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2012, we were in compliance with all covenants in our credit facilities.
Securitizations
We have completed over 80 securitization transactions through June 30, 2012. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Note Balance At June 30, 2012
2008	October 2014	-	April 2015	$500.0	-	$750.0	$123.9
2009	January 2016	-	July 2017	227.5	-	725.0	220.9
2010	July 2017	-	April 2018	200.0	-	850.0	1,395.4
2011	July 2018	-	March 2019	800.0	-	1,000.0	3,104.6
2012 (b)	June 2019	-	November 2019	800.0	-	1,200.0	3,758.2
Total active securitizations							8,603.0
Purchase accounting premium							23.8
							$8,626.8
_________________

(a)
Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

(b)	Includes the private sale of asset-backed securities.
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
Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In June 2012, we closed a $1.2 billion senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust ("AMCAR") 2012-3, that has initial cash deposit and overcollateralization requirements of 7.25% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at interest rates we consider acceptable.
The second type of securitization structure that we last utilized in August 2010 involves the purchase of a financial guaranty insurance policy issued by an insurer. The financial guaranty insurance policies insure the timely payment of interest and the ultimate payment of principal due on the asset-backed securities. We have limited reimbursement obligations to the insurer; however, credit enhancement requirements, including the insurer's encumbrance of certain restricted cash accounts and subordinated interests in Trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurer for any claims which may be made under the policies issued with respect to our securitizations. Since our securitization program’s inception, there have been no claims under any insurance policies. We do not anticipate utilizing this structure in the foreseeable future.
Certain cash flows related to securitization transactions were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Initial credit enhancement deposits:
Restricted cash	$86,987	$58,356
Overcollateralization	249,335	167,788
Net distributions from Trusts	915,655	434,256
The agreements with the insurer of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.
The agreements that we have entered into with our financial guaranty insurance provider in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance provider to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance provider elect to declare an event of default, the insurance provider may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note and convertible note indentures. As of June 30, 2012, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.
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
We have entered into interest rate swap agreements to hedge the variability in interest payments on two of our active securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges. The fair value of interest rate swap agreements designated as hedges is included in liabilities on the consolidated balance sheets. Interest rate swap agreements that are not designated as hedges are included in other assets on the consolidated balance sheets.
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
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	changes in general economic and business conditions;

•	GM's ability to sell new vehicles in the United States and Canada that we finance;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;

•	the availability of sources of financing;

•	the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;

•	the prices at which used cars are sold in the wholesale auction markets;

•	changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite; and

•	significant litigation.
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
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 5.	OTHER INFORMATION
Correction of Guarantor Consolidating Financial Statements Footnote
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011, we identified certain errors in the presentation of the consolidating financial statements contained in the Guarantor Consolidating Financial Statements footnote. The errors are related to the allocation of carrying value adjustments, as well as certain intercompany equity transactions, between AmeriCredit Financial Services, Inc. (the "Guarantor"), our principal operating subsidiary and our other subsidiaries (the "Non-Guarantor Subsidiaries"), which occurred during the recast of the consolidating financial statements to reflect the new guarantor structure in 2011. These adjustments did not have an impact on the consolidated financial statements as of December 31, 2011, December 31, 2010 or for the year ended December 31, 2011.
As a result, we will prospectively correct in our 2012 Annual Report on Form 10-K our previously presented Guarantor Consolidating Financial Statements footnote. We believe the effects of these errors are not material to its previously issued consolidated financial statements. The impact of the restatements on specific line items in the Guarantor Consolidating Financial Statements footnote are presented below:

	December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
Balance Sheet Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance receivables, net	$201,796	$558,770	$8,960,696	$8,603,722
Due from affiliates			2,656,353	2,927,537	$(3,426,131)	$(3,697,315)
Investment in affiliates	3,252,248	3,166,458			(6,123,604)	(6,037,814)
Total assets	4,058,263	4,329,447	13,725,688	13,639,898	(9,549,735)	(9,735,129)
Due to affiliates	3,426,131	3,697,315			(3,426,131)	(3,697,315)
Total liabilities	3,495,851	3,767,035			(3,426,131)	(3,697,315)
Additional paid-in capital			1,143,529	1,001,958	(1,222,716)	(1,081,145)
Retained earnings			3,918,022	3,973,803	(4,401,247)	(4,457,028)
Total shareholder's equity			5,561,192	5,475,402	(6,123,604)	(6,037,814)
Total liabilities and shareholder's equity	4,058,263	4,329,447	13,725,688	13,639,898	(9,549,735)	(9,735,129)

	December 31, 2010
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Due from affiliates			$2,485,296	$2,412,036	$(2,629,903)	$(2,556,643)
Investment in affiliates	$2,012,723	$1,939,463			(4,470,336)	(4,397,076)
Total assets	2,815,220	2,741,960	11,361,788	11,288,528	(7,100,239)	(6,953,719)
Due to affiliates	2,629,903	2,556,643			(2,629,903)	(2,556,643)
Total liabilities	2,656,923	2,583,663			(2,629,903)	(2,556,643)
Additional paid-in capital			723,616	641,692	(787,037)	(705,113)
Accumulated other comprehensive income			35,135	37,998	(35,135)	(37,998)
Retained earnings			3,462,814	3,468,615	(3,557,690)	(3,563,491)
Total shareholder's equity			4,312,039	4,238,779	(4,470,336)	(4,397,076)
Total liabilities and shareholder's equity	2,815,220	2,741,960	11,361,788	11,288,528	(7,100,239)	(6,953,719)

	For the Year Ended December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
Statement of Operations and Comprehensive Operations Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance charge income	$85,427	$106,857	$1,161,260	$1,139,830
Equity in income of affiliates	501,317	488,787			$(906,067)	$(893,537)
Income before income taxes	328,293	337,193	821,585	800,155	(906,067)	(893,537)
Income tax (benefit) provision	(60,056)	(51,156)	303,867	294,967
Net income			517,718	505,188	(906,067)	(893,537)

	For the Year Ended December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantor		Eliminations
Statement of Cash Flows Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities:
Net income			$517,718	$505,188	$(906,067)	$(893,537)
Amortization of purchase accounting premium	$31,172	$9,742	146,394	167,824
Equity in income of affiliates	(501,317)	(488,787)			906,067	893,537
Net cash provided by operating activities	128,116	119,216	620,221	629,121
Cash flows from investing activities:
Purchases of consumer finance receivables, net			(5,138,407)	(4,802,863)	5,138,407	4,802,863
Proceeds from sale of receivables, net	5,138,407	4,802,863			(5,138,407)	(4,802,863)
Net cash provided (used) by investing activities	905,387	569,843	(2,255,621)	(1,920,077)
Cash flows from financing activities:
Net change in due (to) from affiliates	(733,717)	(389,273)	(118,126)	(462,570)
Net cash provided (used) by financing activities	(717,951)	(373,507)	1,706,895	1,362,451
Retrospective Application of Accounting Standards Update 2011-05 - Comprehensive Income
In 2011, the Financial Accounting Standards Board issued accounting guidance that requires presentation of net income and total comprehensive income, together with their components, either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendment was adopted and became effective for General Motors Financial Company, Inc.on January 1, 2012 and had no material impact on the consolidated financial statements. The financial information presented in Part I, Item 1 - Condensed Financial Statements of this Quarterly Report on Form 10-Q presents condensed consolidated statements of operations and condensed consolidated statements of comprehensive operations in four separate and consecutive statements for the three and six months ended June 30, 2012 and 2011.

The tables below presents consolidated comprehensive income or operations information for the retrospective application of this guidance.
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited, in Thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30,
				2010	2009
Total Comprehensive Income (Loss):
General Motors Financial Company, Inc.	$376,352	$76,191	$56,583	$253,515	$(25,584)
Guarantor	388,349	94,876	70,364	236,879	63,035
Non-Guarantors	449,794	123,764	124,715	422,256	44,359
Eliminations	(838,143)	(218,640)	(195,079)	(659,135)	(107,394)
Consolidated	$376,352	$76,191	$56,583	$253,515	$(25,584)

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
There are no material updates to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS
The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and/or operating results.
We may pursue strategic transactions which could be difficult to implement, disrupt our business or change our business profile significantly.
Any future strategic acquisition could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) changing our leverage and balance sheet; (vi) the incurrence by us of substantial amounts of indebtedness; and (vii) the failure to achieve anticipated synergies.
If we enter into significant strategic transactions, the related accounting charges may affect our financial condition and results of operations, particularly in the case of an acquisition. The financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	August 3, 2012	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended June 30, 2012 (this “report”);

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

(4)
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have: (i) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (ii) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (iii) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (iv) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5)
The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Company's auditors and to the Audit Committee of the Company's Board of Directors (or persons performing equivalent functions): (i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: August 3, 2012

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended June 30, 2012 (this “report”);

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

(4)
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have: (i) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (ii) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (iii) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (iv) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5)
The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Company's auditors and to the Audit Committee of the Company's Board of Directors (or persons performing equivalent functions): (i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: August 3, 2012

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 3, 2012

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 3, 2012

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer