Form 10-Q
period 2012-09-30
General Motors Financial Company, Inc.
filed 2012-10-31
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2012, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars in Thousands)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,805,981	$572,297
Finance receivables, net	10,598,353	9,162,492
Restricted cash – securitization notes payable	718,729	919,283
Restricted cash – credit facilities	118,492	136,556
Property and equipment, net	52,079	47,440
Leased vehicles, net	1,570,625	809,491
Deferred income taxes	143,733	108,684
Goodwill	1,108,437	1,107,982
Intercompany receivables	40,859	37,447
Other assets	137,911	141,248
Total assets	$16,295,199	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities	$556,946	$1,099,391
Securitization notes payable	9,005,203	6,937,841
Senior notes	1,500,000	500,000
Convertible senior notes		500
Accounts payable and accrued expenses	233,151	160,172
Deferred income	66,647	24,987
Taxes payable	91,480	85,477
Intercompany taxes payable	548,056	300,306
Interest rate swap and cap agreements	1,802	11,208
Total liabilities	12,003,285	9,119,882
Commitments and contingencies (Note 10)
Shareholder's equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,458,905	3,470,495
Accumulated other comprehensive income (loss)	327	(7,617)
Retained earnings	832,682	460,160
Total shareholder's equity	4,291,914	3,923,038
Total liabilities and shareholder's equity	$16,295,199	$13,042,920
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Finance charge income	$415,064	$348,285	$1,176,107	$907,047
Leased vehicle income	80,578	27,096	199,699	60,831
Other income	18,875	15,300	56,625	47,855
	514,517	390,681	1,432,431	1,015,733
Costs and expenses
Operating expenses	105,344	88,135	295,930	249,920
Leased vehicle expenses	56,029	17,864	147,686	39,446
Provision for loan losses	78,166	50,941	188,596	134,935
Interest expense	74,329	56,295	201,597	139,729
	313,868	213,235	833,809	564,030
Income before income taxes	200,649	177,446	598,622	451,703
Income tax provision	76,701	68,639	226,100	169,840
Net income	123,948	108,807	372,522	281,863
Other comprehensive income (loss)
Unrealized gains (losses) on cash flow hedges	39	(185)	(2,481)	(38)
Foreign currency translation adjustment	10,109	(16,701)	9,515	(15,517)
Income tax (provision) benefit	(14)	68	910	14
Other comprehensive income (loss), net	10,134	(16,818)	7,944	(15,541)
Comprehensive income	$134,082	$91,989	$380,466	$266,322
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$372,522	$281,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,444	72,397
Accretion and amortization of loan and leasing fees	(37,635)	(14,910)
Amortization of carrying value adjustment	(2,075)	143,775
Amortization of purchase accounting premium	(26,068)	(57,698)
Provision for loan losses	188,596	134,935
Deferred income taxes	(34,002)	41,159
Stock-based compensation expense	3,141	9,585
Other	(9,072)	(23,148)
Changes in assets and liabilities:
Other assets	(4,399)	27,743
Accounts payable and accrued expenses	48,159	(500)
Taxes payable	5,985	(79,518)
Intercompany taxes payable	247,750	203,155
Net cash provided by operating activities	931,346	738,838
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(4,353,965)	(3,793,696)
Principal collections and recoveries on consumer finance receivables	3,049,533	2,816,607
Fundings of commercial finance receivables, net	(581,499)
Collections of commercial finance receivables	299,731
Purchases of leased vehicles, net	(857,433)	(584,726)
Proceeds from termination of leased vehicles	32,607	32,017
Purchases of property and equipment	(10,911)	(5,858)
Acquisition of FinanciaLinx		(9,601)
FinanciaLinx cash on hand at acquisition		9,283
Change in restricted cash – securitization notes payable	200,554	(3,114)
Change in restricted cash – credit facilities	18,956	6,359
Change in other assets	6,143	(24,221)
Net cash used by investing activities	(2,196,284)	(1,556,950)
Cash flows from financing activities:
Borrowings on credit facilities	1,199,707	2,717,534
Payments on credit facilities	(1,752,095)	(2,991,574)
Issuance of securitization notes payable	5,400,000	3,650,000
Payments on securitization notes payable	(3,306,678)	(2,821,473)
Issuance of senior notes	1,000,000	500,000
Debt issuance costs	(43,547)	(44,968)
Retirement of debt	(505)	(75,164)
Net cash provided by financing activities	2,496,882	934,355
Net increase in cash and cash equivalents	1,231,944	116,243
Effect of Canadian exchange rate changes on cash and cash equivalents	1,740	(3,582)
Cash and cash equivalents at beginning of period	572,297	194,554
Cash and cash equivalents at end of period	$1,805,981	$307,215
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
The consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, are unaudited, and in management’s opinion include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for interim periods are not necessarily indicative of results for a full year.
The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated recovery value on leased vehicles, goodwill, income taxes and the expected cash flows on the pre-acquisition consumer finance receivables.
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
Floorplan Financing
We support the financing of new and used vehicle inventory purchases by primarily GM-franchised dealers and their affiliates before sale or lease to the retail customer. These loans are included in finance receivables in our financial statements. Financing is provided through lines of credit extended to individual dealers. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealer default, manufacturers are bound by a repurchase obligation that requires them to repurchase the new vehicle inventory according to applicable manufacturer or State parameters. The amount we advance to dealers for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support the dealers' used car inventory needs, we advance funds to the dealer or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located. Unless we terminate the credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the risk rating. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.
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
Troubled Debt Restructurings
For evaluating whether a restructuring constitutes a troubled debt restructuring ("TDR") our policy for consumer loans is that both of the following must exist: (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, the second deferment granted by us on a loan would be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy which have an interest rate or principal adjustment as part of a confirmed bankruptcy plan would also be considered TDRs. The pre-acquisition portfolio is excluded from the TDR policy since expected future credit losses were recognized in the purchase accounting for that portfolio.
Commercial receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans.
Related Party Transactions
We were acquired by GM on October 1, 2010. We offer loan and lease finance products through GM dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentivized rates and structures on these loan and lease finance products under a subvention program. At September 30, 2012 and December 31, 2011, we had intercompany receivables from GM in the amount of $40.9 million and $37.4 million, respectively. These amounts represent $19.0 million and $37.4 million due at September 30, 2012 and December 31, 2011, respectively, from GM under the subvention program and a $21.8 million receivable at September 30, 2012 related to commercial loans to dealers that are majority owned and consolidated by GM in connection with our commercial lending program.

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
In June 2011, ASU ("2011-05"), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, 2011-12 was issued deferring the effective date for implementation of 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB. We adopted this 2011-12 effective January 1, 2012, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows as we already present a statement of comprehensive income.
In December 2011, ASU ("2011-11"), Disclosures about Offsetting Assets and Liabilities, was issued effective for interim and annual periods beginning January 1, 2013. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. 2011-11 is effective for us starting January 1, 2013 and the adoption will not have an impact on our consolidated financial position, results of operations and cash flows.

NOTE 2 – FINANCE RECEIVABLES
Finance receivables consist of the following (in thousands):

Consumer	September 30, 2012	December 31, 2011
Pre-acquisition consumer finance receivables - outstanding balance	$2,597,182	$4,366,075
Pre-acquisition consumer finance receivables - carrying value	$2,349,536	$4,027,361
Post-acquisition consumer finance receivables, net of fees	8,255,453	5,313,899
	10,604,989	9,341,260
Less: allowance for loan losses on post-acquisition consumer finance receivables	(291,049)	(178,768)
Total consumer finance receivables, net	10,313,940	9,162,492
Commercial
Commercial finance receivables, net of fees	284,413
Less: allowance for loan losses
Total commercial finance receivables, net	284,413
Total finance receivables, net	$10,598,353	$9,162,492

Consumer Finance Receivables
A summary of our consumer finance receivables is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$2,812,205	$5,471,957	$4,027,361	$7,299,963
Post-acquisition consumer finance receivables, net of fees - beginning of period	7,340,242	3,222,584	5,313,899	923,713
	10,152,447	8,694,541	9,341,260	8,223,676
Loans purchased	1,477,860	1,358,115	4,363,019	3,845,258
Charge-offs	(82,255)	(20,246)	(186,054)	(28,793)
Principal collections and other	(916,794)	(875,993)	(2,768,273)	(2,588,178)
Change in carrying value adjustment on the pre-acquisition finance receivables	(26,269)	(87,125)	(144,963)	(382,671)
Balance at end of period	$10,604,989	$9,069,292	$10,604,989	$9,069,292
The accrual of finance charge income has been suspended on $450.4 million and $439.4 million of consumer receivables (based on contractual amount due) as of September 30, 2012 and December 31, 2011, respectively.
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
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During the nine months ended September 30, 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $169.6 million, we transferred this excess from the non-accretable discount to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.
A summary of the accretable yield is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$627,689	$1,072,416	$737,464	$1,201,178
Accretion of accretable yield	(122,217)	(192,528)	(401,626)	(574,956)
Transfer from non-accretable discount		7,270	169,634	260,936
Balance at end of period	$505,472	$887,158	$505,472	$887,158

A summary of the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$249,350	$107,526	$178,768	$26,352
Provision for loan losses	78,166	50,941	188,596	134,935
Charge-offs	(82,255)	(20,246)	(186,054)	(28,793)
Recoveries	45,788	13,101	109,739	18,828
Balance at end of period	$291,049	$151,322	$291,049	$151,322
Credit Risk
A summary of the credit risk profile by FICO score band of the consumer finance receivables, determined at origination, is as follows (in thousands):

	September 30, 2012	December 31, 2011
FICO Score less than 540	$2,874,389	$2,133,361
FICO Score 540 to 599	4,889,959	4,166,988
FICO Score 600 to 659	2,568,517	2,623,882
FICO Score greater than 660	519,770	755,743
Balance at end of period(a)	$10,852,635	$9,679,974
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

	September 30, 2012		September 30, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$561,437	5.2%	$441,069	4.7%
Greater than 60 days	204,029	1.9	164,357	1.7
	765,466	7.1	605,426	6.4
In repossession	37,467	0.3	34,230	0.4
	$802,933	7.4%	$639,656	6.8%
Impaired Finance Receivables - Troubled Debt Restructurings
Consumer receivables in the post-acquisition portfolio that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. At September 30, 2012, the financial effects of the accounts in the post-acquisition portfolio that became classified as TDRs resulted in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual, therefore there are no additional financial effects of these loans becoming classified as TDRs.

The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance as of September 30, 2012 is shown below (in thousands):

September 30, 2012
Outstanding recorded investment	$127,633
Less: allowance for loan losses	(21,981)
Outstanding recorded investment, net of allowance	$105,652
Unpaid principal balance	$130,001
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
Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is shown below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012
Average recorded investment	$91,462	$69,888
Interest income recognized	3,275	4,453
The following table provides information on loans that became classified as TDRs (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012
	Number of Accounts	Amount	Number of Accounts	Amount
Outstanding recorded investment	4,148	$77,323	6,857	$129,272
A redefault is when an account meets the requirements for evaluation under our charge-off policy (Refer to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information). The following table presents the unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012
Net recorded investment charged-off on TDRs that subsequently defaulted	$927	$1,146
Commercial Finance Receivables
A summary of our commercial finance receivables is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012
Balance at beginning of period	$127,560	$
Loans funded	410,344	584,140
Principal collections and other	(253,491)	(299,727)
Balance at end of period	$284,413	$284,413
There were no commercial receivables on non-accrual as of September 30, 2012.

Credit Risk
Our commercial finance receivables consist of dealer floorplan financings and dealer loans. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review.
Delinquency
At September 30, 2012, all commercial receivables were current with respect to payment status.
Impaired Finance Receivables - Troubled Debt Restructurings
Commercial receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At September 30, 2012, there were no outstanding commercial receivables classified as TDRs.

NOTE 3 – LEASED VEHICLES
Leased vehicles consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Leased vehicles	$2,062,648	$1,012,637
Manufacturer incentives	(277,079)	(125,681)
	1,785,569	886,956
Less: accumulated depreciation	(214,926)	(77,303)
Less: purchase accounting discount	(18)	(162)
	$1,570,625	$809,491
A summary of our leased vehicles is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,526,609	$468,540	$886,956	$51,515
Leased vehicles purchased	299,287	188,706	1,077,446	688,137
Leased vehicles returned - end of term	(17,178)	(8,928)	(43,449)	(22,575)
Leased vehicles returned - default	(1,605)	(196)	(3,783)	(578)
Manufacturer incentives	(42,496)	(19,303)	(149,337)	(87,680)
Foreign currency translation adjustment	20,952	(15,451)	17,736	(15,451)
Balance at end of period	$1,785,569	$613,368	$1,785,569	$613,368
Our Canadian subsidiary services leases that are recorded as operating leases for a third party. As of September 30, 2012 and December 31, 2011, this subsidiary was servicing $731.6 million and $995.0 million of leased vehicles for this third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in thousands):

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Minimum rental payments under operating leases	$76,442	$296,690	$238,803	$125,828	$24,352	$1,483

NOTE 4 – SECURITIZATIONS
A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Receivables securitized	$1,372,044	$954,915	$5,721,379	$3,872,703
Net proceeds from securitization	1,300,000	900,000	5,400,000	3,650,000
Servicing fees(a)	60,634	49,676	178,434	147,585
Net distributions from Trusts	267,379	202,647	1,183,034	636,903
_________________

(a)	Cash flows received for the servicing of securitizations consolidated as VIE’s are a component of finance charge income on the consolidated statements of income and comprehensive income.
We retain servicing responsibilities for receivables transferred to the Trusts. We receive a monthly base servicing fee on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.
As of September 30, 2012 and December 31, 2011, respectively, we were servicing $9.9 billion and $7.9 billion of finance receivables that have been transferred to the Trusts.

NOTE 5 – CREDIT FACILITIES
Amounts outstanding under our credit facilities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Syndicated warehouse facility		$621,257
Lease warehouse facility – Canada	$374,496	181,314
Medium term note facility	182,450	293,528
Wachovia funding facility		3,292
	$556,946	$1,099,391
Further detail regarding terms and availability of the credit facilities as of September 30, 2012, is as follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (e)	Restricted Cash Pledged (f)
Syndicated warehouse facility(a)	$2,500,000			$300
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	813,049	$374,496	$584,185	2,759
GM revolving credit facility	300,000
Medium term note facility(d)		182,450	200,584	83,683
		$556,946	$784,769	$86,742
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

(c)
In July 2012, the facility was renewed and increased in size from C$600.0 million to C$800.0 million. In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$800.0 million, advances outstanding of C$368.5 million, assets pledged of C$574.8 million and restricted cash pledged of C$2.7 million at September 30, 2012.

(d)	In October 2012, the facility was paid in full and subsequently terminated.

(e)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facilities are collateralized by leasing related assets.

(f)
These amounts do not include cash collected on finance receivables and leasing related assets pledged of $31.8 million, which is also included in restricted cash – credit facilities on the consolidated balance sheets.

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
Our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2012, we were in compliance with all covenants in our credit facilities.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the three months ended September 30, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.22%	$40,552	$138,250
Lease warehouse facility – Canada(a)	2.69%	343,307	374,496
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$337.8 million and C$368.5 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the three months ended September 30, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the three months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.41%	$346,485	$817,845
Lease warehouse facility – Canada(a)	2.99%	$17,346	$72,539
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$18.1 million and C$75.6 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the three months ended September 30, 2011.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the nine months ended September 30, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.44%	$107,832	$429,839
Lease warehouse facility – Canada(a)	2.72%	276,468	374,496
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$272.0 million and C$368.5 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the nine months ended September 30, 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility, lease warehouse facility – U.S. and lease warehouse facility – Canada during the nine months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.58%	$350,450	$826,859
Lease warehouse facility – U.S.	1.60%	32,125	182,749
Lease warehouse facility – Canada(a)	2.99%	5,846	72,539
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$6.1 million and C$75.6 million, respectively.
There were $200.0 million in borrowings and repayments on the GM revolving credit facility during the nine months ended September 30, 2011.
Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $7.3 million and $6.6 million as of September 30, 2012 and December 31, 2011, respectively, are included in other assets.

NOTE 6 – SECURITIZATION NOTES PAYABLE
Securitization notes payable represents debt issued by us in securitization transactions. In connection with the merger with GM, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. Amortization for the nine months ended September 30, 2012 and 2011 was $25.7 million and $54.9 million, respectively. At September 30, 2012, unamortized purchase accounting premium of $16.7 million is included in securitization notes payable. Debt issuance costs of $26.2 million and $16.3 million, as of September 30, 2012 and December 31, 2011, respectively, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable as of September 30, 2012, consists of the following (dollars in thousands):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Original Weighted Average Interest Rate			Receivables Pledged	Note Balance At September 30, 2012
2008	October 2014	-	April 2015	$500,000	-	$750,000	6.0%	-	10.5%	$281,734	$104,823
2009	January 2016	-	July 2017	227,493	-	725,000	2.7%	-	7.5%	250,771	188,389
2010	July 2017	-	April 2018	200,000	-	850,000	2.2%	-	3.8%	1,394,077	1,234,762
2011	July 2018	-	March 2019	800,000	-	1,000,000	2.4%	-	2.9%	3,037,396	2,797,680
2012(b)	June 2019	-	February 2020	800,000	-	1,300,000	1.5%	-	2.9%	4,973,626	4,662,831
										$9,937,604	8,988,485
Purchase accounting premium											16,718
Total											$9,005,203
_________________

(a)
Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

(b)	Includes private sale of asset-backed securities.
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
Agreements with our financial guaranty insurance provider contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these higher levels, provisions of the agreements permit our financial guaranty insurance provider to declare the occurrence of an event of default and terminate our servicing rights to the receivables transferred to that Trust. As of September 30, 2012, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.

NOTE 7 – SENIOR NOTES

In August 2012, we issued $1.0 billion of 4.75% senior notes which are due in August 2017, with interest payable semiannually. We intend to use the net proceeds from this offering for general corporate purposes including, but not limited to, acquisitions.

In connection with the issuance of the 4.75% senior notes, we entered into a registration rights agreement that requires us to file a registration statement with the SEC for an exchange offer with respect to the 4.75% senior notes and the subsidiary guaranty. If the registration statement has not been declared effective by the SEC within 365 days from the original issuance of the senior notes or ceases to remain effective, we will be required to pay the 4.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective, for a period of up to one year.

Senior notes consist of the following (in thousands):

	September 30, 2012	December 31, 2011
4.75% Senior Notes (due August 2017)	$1,000,000
6.75% Senior Notes (due June 2018)	500,000	$500,000
	$1,500,000	$500,000
Debt issuance costs related to the senior notes of $18.0 million at September 30, 2012 and $7.0 million at December 31, 2011, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of the senior notes.
The senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. our principal operating subsidiary and none of our other subsidiaries are guarantors of the notes. The senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the make whole redemption prices as set forth in the indentures that govern the senior notes. See Note 14 - "Guarantor Consolidating Financial Statements" for further discussion.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Interest rate cap and swap derivatives consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Notional	Fair Value(b)	Notional	Fair Value(b)
Assets
Interest rate swaps(a)	$25,404	$301	$509,561	$2,004
Interest rate caps(a)	1,493,304	1,471	1,512,793	4,548
Total assets	$1,518,708	$1,772	$2,022,354	$6,552
Liabilities
Interest rate swaps	$25,404	$301	$509,561	$6,440
Interest rate caps	1,493,304	1,501	1,470,856	4,768
Total liabilities	$1,518,708	$1,802	$1,980,417	$11,208
 _________________

(a)	Included in other assets on the consolidated balance sheets.

(b)	See Note 9 - "Fair Value of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Interest rate swap agreements designated as hedges had insignificant losses and $2.4 million of gains included in accumulated other comprehensive income as of September 30, 2012 and December 31, 2011, respectively. The ineffectiveness gain (loss) related to the interest rate swap agreements was $(0.1) million and $(0.2) million for the three and nine months ended September 30, 2012 and insignificant and $0.3 million for the three and nine months ended September 30, 2011, respectively. We estimate approximately $0.1 million of unrealized losses included in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.
Interest rate swap agreements not designated as hedges had a change in fair value which resulted in insignificant gains for the three and nine months ended September 30, 2012 and gains of $1.0 million and $1.1 million for the three and nine months ended September 30, 2011, and are included in interest expense on the consolidated statements of income and comprehensive income.
Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of September 30, 2012 and December 31, 2011, these restricted cash accounts totaled $6.4 million and $35.5 million, respectively, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	Income (Losses) Recognized In Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Non-designated hedges:
Interest rate contracts(a)	$53	$879	$337	$912
Foreign currency exchange derivatives(b)		1,998		2,125
	$53	$2,877	$337	$3,037
Designated hedges:
Interest rate contracts(a)	$(69)	$23	$(161)	$260

	Losses Recognized In Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Designated hedges:
Interest rate contracts	$(11)	$(1,078)	$(66)	$(1,930)

	Income (Losses) Reclassified From Accumulated Other Comprehensive Income (Loss) Into Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Designated hedges:
Interest rate contracts(a)	$(50)	$(893)	$2,415	$(1,892)
_________________

(a)	Income (losses) recognized in earnings are included in interest expense.

(b)	There were no outstanding foreign currency exchange derivatives at September 30, 2012. Income recognized in earnings is included in operating expenses.

NOTE 9 – FAIR VALUES OF ASSETS AND LIABILITIES
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
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) as described above (in thousands):

	September 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$2,374,588			$2,374,588
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$1,471		1,471
Interest rate swaps(iii)			$301	301
Total assets	$2,374,588	$1,471	$301	$2,376,360
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$301	$301
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$1,501		1,501
Total liabilities	$—	$1,501	$301	$1,802
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $300.4 million.

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,434,592			$1,434,592
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,548		4,548
Interest rate swaps(iii)			$2,004	2,004
Total assets	$1,434,592	$4,548	$2,004	$1,441,144
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$6,440	$6,440
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,768		4,768
Total liabilities	$—	$4,768	$6,440	$11,208
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $252.7 million.
The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at July 1, 2012	$454	$(456)
Total realized and unrealized gains
Included in earnings	14	(69)
Included in other comprehensive income		(11)
Settlements	(167)	235
Balance as of September 30, 2012	$301	$(301)

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2012	$2,004	$(6,440)
Total realized and unrealized gains
Included in earnings	153	(161)
Included in other comprehensive income		(66)
Settlements	(1,856)	6,366
Balance as of September 30, 2012	$301	$(301)

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 (in thousands):

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at July 1, 2011	$12,577	$(23,720)
Total realized and unrealized gains
Included in earnings	1,005	23
Included in other comprehensive income		(1,078)
Settlements	(4,922)	8,725
Balance as of September 30, 2011	$8,660	$(16,050)

	Assets	Liabilities
	Interest Rate Swap Agreements	Interest Rate Swap Agreements
Balance at January 1, 2011	$23,058	$(46,797)
Total realized and unrealized gains
Included in earnings	1,058	260
Included in other comprehensive income		(1,930)
Settlements	(15,456)	32,417
Balance as of September 30, 2011	$8,660	$(16,050)

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by our principal operating subsidiary. The par value of the senior notes was $1,500.0 million at September 30, 2012. See guarantor consolidating financial statements in Note 14.

NOTE 11 – INCOME TAXES
We had unrecognized tax benefits of $50.5 million and $48.1 million at September 30, 2012 and December 31, 2011, respectively. The amount of unrecognized tax benefits including the federal benefit of state taxes, if recognized, that would affect the effective tax rate is $28.3 million and $26.5 million at September 30, 2012 and December 31, 2011, respectively.
At September 30, 2012, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by up to $9.3 million in the next twelve months due to ongoing activities with various taxing jurisdictions that we expect may give rise to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2012, accrued interest and penalties associated with uncertain tax positions were $21.4 million and $10.0 million, respectively. During the nine months ended September 30, 2012, we accrued an additional $1.7 million in potential interest and accrued an additional $0.5 million in potential penalties associated with uncertain tax positions.
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
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our separate federal or state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses are carried back by us to a period beginning on or after October 1, 2010, determined as if we had filed separate income tax returns. Amounts owed to or from GM for income tax are accrued and recorded as an intercompany payable or receivable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. Any difference between the amounts to be paid or received under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes would be reported in our consolidated financial statements as additional paid-in capital. As of September 30, 2012, we have recorded intercompany taxes payable to GM in the amount of $548.1 million representing the tax effects of income earned subsequent to the merger with GM.
Our effective income tax rate was 38.2% and 37.8% for the three and nine months ended September 30, 2012, respectively. Our effective income tax rate was 38.7% and 37.6% for the three and nine months ended September 30, 2011, respectively.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. Disclosures about fair value of financial instruments exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of our Company.
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in thousands):

			September 30, 2012		December 31, 2011
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,805,981	$1,805,981	$572,297	$572,297
Finance receivables, net	(b)	3	10,598,353	10,956,980	9,162,492	9,385,851
Restricted cash – securitization notes payable	(a)	1	718,729	718,729	919,283	919,283
Restricted cash – credit facilities	(a)	1	118,492	118,492	136,556	136,556
Restricted cash – other	(a)	1	31,740	31,740	59,136	59,136
Interest rate swap agreements	(d)	3	301	301	2,004	2,004
Interest rate cap agreements purchased	(d)	2	1,471	1,471	4,548	4,548
Financial liabilities:
Syndicated and lease warehouse facilities	(c)	2	374,496	374,496	802,571	802,571
Medium term note facility and Wachovia funding facility	(d)	3	182,450	182,689	296,820	296,542
Securitization notes payable	(d)
Securitization notes payable		1	8,449,985	8,584,572	6,937,841	6,945,865
Private securitization 2012-PP1		3	555,218	567,935
Senior notes	(d)	2	1,500,000	1,580,000	500,000	510,000
Convertible senior notes	(d)	2			500	500
Interest rate swap agreements	(d)	3	301	301	6,440	6,440
Interest rate cap agreements sold	(d)	2	1,501	1,501	4,768	4,768
_________________

(a)
The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of the consumer finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. For commercial finance receivables, carrying value is considered to be a reasonable estimate of fair value because substantially all have variable rates of interest and maturities of one year.

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
We use observable and unobservable inputs to estimate fair value for the private securitization 2012 - PP1. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable input), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest costs and income taxes consist of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Interest costs (none capitalized)	$222,049	$210,765
Income taxes	6,708	4,526
We had a non-cash investing activity as the result of the receivable from the GM subvention program for the nine months ended September 30, 2012 and 2011 of $19.0 million and $23.6 million, respectively.

NOTE 14 – GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011, we identified certain errors in the presentation of the consolidating financial statements contained in this footnote as of December 31, 2011, September 30, 2011 and for the nine months ended September 30, 2011. The errors are related to the allocation of carrying value adjustments, as well as certain intercompany equity transactions, between AmeriCredit Financial Services, Inc. (the "Guarantor"), our principal operating subsidiary and our other subsidiaries (the "Non-Guarantor Subsidiaries") which occurred during the recast of the consolidating financial statements to reflect the new guarantor structure in 2011. These adjustments did not have an impact on the consolidated financial statements as of December 31, 2011, as of September 30, 2011 or for the three and nine months ended September 30, 2011.

	December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantors		Eliminations
Balance Sheet:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance receivables, net	$201,796	$558,770	$8,960,696	$8,603,722
Due from affiliates			2,656,353	2,927,537	$(3,426,131)	$(3,697,315)
Investment in affiliates	3,252,248	3,166,458			(6,123,604)	(6,037,814)
Total assets	4,058,263	4,329,447	13,725,688	13,639,898	(9,549,735)	(9,735,129)
Due to affiliates	3,426,131	3,697,315			(3,426,131)	(3,697,315)
Total liabilities	3,495,851	3,767,035			(3,426,131)	(3,697,315)
Additional paid-in capital			1,143,529	1,001,958	(1,222,716)	(1,081,145)
Retained earnings			3,918,022	3,973,803	(4,401,247)	(4,457,028)
Total shareholder's equity			5,561,192	5,475,402	(6,123,604)	(6,037,814)
Total liabilities and shareholder's equity	4,058,263	4,329,447	13,725,688	13,639,898	(9,549,735)	(9,735,129)

	Nine Months Ended September 30, 2011
	(in thousands)
	Guarantor		Non-Guarantors		Eliminations
Statement of Operations and Comprehensive Operations Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance charge income	$46,821	$68,251	$860,226	$838,796
Equity in income of affiliates	377,504	364,974			$(673,265)	$(660,735)
Income before income taxes	230,111	239,011	618,739	597,309	(673,265)	(660,735)
Income tax (benefit) provision	(53,383)	(44,483)	228,968	220,068
Net income			389,771	377,241	(673,265)	(660,735)

	Nine Months Ended September 30, 2011
	(in thousands)
	Guarantor		Non-Guarantors		Eliminations
Statement of Cash Flows Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities:
Net income			$389,771	$377,241	$(673,265)	$(660,735)
Amortization of carrying value adjustment	$30,582	$9,152	113,193	134,623
Equity in income of affiliates	(377,504)	(364,974)			673,265	660,735
Net cash provided by operating activities	85,564	76,664	445,244	454,144
Cash flows from investing activities:
Purchases of consumer finance receivables, net			(3,645,522)	(3,244,815)	3,645,522	3,244,815
Proceeds from sale of receivables, net	3,645,522	3,244,815			(3,645,522)	(3,244,815)
Net cash provided (used) by investing activities	15,371	(385,336)	(1,406,426)	(1,005,719)
Cash flows from financing activities:
Net change in due (to) from affiliates	(23,185)	386,422	471,631	62,024
Net cash provided (used) by financing activities	(23,185)	386,422	1,005,397	595,790

The payment of principal and interest on the 6.75% and the 4.75% senior notes issued in June 2011 and August 2012, respectively, are currently guaranteed solely by the Guarantor and none of our other subsidiaries. The separate financial statements of the Guarantor are not included herein because the Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. Some of our Non-Guarantor Subsidiaries had previously guaranteed the payment of principal and interest on our senior notes and convertible senior notes that were outstanding prior to the issuance of the 6.75% and the 4.75% senior notes. These previously outstanding senior notes and convertible senior notes have been repaid in full. As a result, the consolidating financial statements for September 30, 2011 and the three and nine months ended September 30, 2011 have been recast to reflect the current guarantor structure for the 6.75% and 4.75% senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of December 31, 2011, September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
September 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$1,742,053	$63,928		$1,805,981
Finance receivables, net		924,865	9,673,488		10,598,353
Restricted cash – securitization notes payable			718,729		718,729
Restricted cash – credit facilities			118,492		118,492
Property and equipment, net	$220	3,940	47,919		52,079
Leased vehicles, net			1,570,625		1,570,625
Deferred income taxes	32,760	10,331	100,642		143,733
Goodwill	1,094,923		13,514		1,108,437
Intercompany receivables	40,859				40,859
Other assets	17,974	19,819	100,118		137,911
Due from affiliates	1,988,691		1,106,118	$(3,094,809)
Investment in affiliates	3,268,790	1,457,512		(4,726,302)
Total assets	$6,444,217	$4,158,520	$13,513,573	$(7,821,111)	$16,295,199
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$556,946		$556,946
Securitization notes payable			9,005,203		9,005,203
Senior notes	$1,500,000				1,500,000
Accounts payable and accrued expenses	19,607	$106,538	107,006		233,151
Deferred income			66,647		66,647
Taxes payable	84,640	5,071	1,769		91,480
Intercompany taxes payable	548,056				548,056
Interest rate swap and cap agreements		1,501	301		1,802
Due to affiliates		3,094,809		$(3,094,809)
Total liabilities	2,152,303	3,207,919	9,737,872	(3,094,809)	12,003,285
Shareholder's equity:
Common stock			562,817	(562,817)
Additional paid-in capital	3,458,905	79,187	194,286	(273,473)	3,458,905
Accumulated other comprehensive income	327		385	(385)	327
Retained earnings	832,682	871,414	3,018,213	(3,889,627)	832,682
Total shareholder’s equity	4,291,914	950,601	3,775,701	(4,726,302)	4,291,914
Total liabilities and shareholder's equity	$6,444,217	$4,158,520	$13,513,573	$(7,821,111)	$16,295,199

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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$40,372	$374,692		$415,064
Leased vehicle income			80,578		80,578
Other income	$10,798	41,322	50,479	$(83,724)	18,875
Equity in income of affiliates	131,089	147,840		(278,929)
	141,887	229,534	505,749	(362,653)	514,517
Costs and expenses
Operating expenses	3,861	27,700	73,783		105,344
Leased vehicle expenses			56,029		56,029
Provision for loan losses		43,704	34,462		78,166
Interest expense	16,879	33,845	107,329	(83,724)	74,329
	20,740	105,249	271,603	(83,724)	313,868
Income before income taxes	121,147	124,285	234,146	(278,929)	200,649
Income tax (benefit) provision	(2,801)	(5,884)	85,386		76,701
Net income	$123,948	$130,169	$148,760	$(278,929)	$123,948

Comprehensive income	$134,082	$130,169	$169,151	$(299,320)	$134,082

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$35,372	$312,913		$348,285
Leased vehicle income			27,096		27,096
Other income	$11,766	61,458	117,474	$(175,398)	15,300
Equity in income of affiliates	115,205	133,112		(248,317)
	126,971	229,942	457,483	(423,715)	390,681
Costs and expenses
Operating expenses	3,178	23,851	61,106		88,135
Leased vehicle expenses			17,864		17,864
Provision for loan losses		47,129	3,812		50,941
Interest expense	15,853	69,023	146,817	(175,398)	56,295
	19,031	140,003	229,599	(175,398)	213,235
Income before income taxes	107,940	89,939	227,884	(248,317)	177,446
Income tax (benefit) provision	(867)	(13,985)	83,491		68,639
Net income	$108,807	$103,924	$144,393	$(248,317)	$108,807

Comprehensive income	$91,989	$103,924	$121,520	$(225,444)	$91,989

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$108,513	$1,067,594		$1,176,107
Leased vehicle income			199,699		199,699
Other income	$32,923	151,821	205,163	$(333,282)	56,625
Equity in income of affiliates	389,490	467,364		(856,854)
	422,413	727,698	1,472,456	(1,190,136)	1,432,431
Costs and expenses
Operating expenses	11,692	67,513	216,725		295,930
Leased vehicle expenses			147,686		147,686
Provision for loan losses		171,545	17,051		188,596
Interest expense	45,475	134,539	354,865	(333,282)	201,597
	57,167	373,597	736,327	(333,282)	833,809
Income before income taxes	365,246	354,101	736,129	(856,854)	598,622
Income tax (benefit) provision	(7,276)	(34,088)	267,464		226,100
Net income	$372,522	$388,189	$468,665	$(856,854)	$372,522

Comprehensive income	$380,466	$388,189	$486,446	$(874,635)	$380,466

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$68,251	$838,796		$907,047
Leased vehicle income			60,831		60,831
Other income	$40,346	232,652	417,276	$(642,419)	47,855
Equity in income of affiliates	295,761	364,974		(660,735)
	336,107	665,877	1,316,903	(1,303,154)	1,015,733
Costs and expenses
Operating expenses	14,511	66,383	169,026		249,920
Leased vehicle expenses			39,446		39,446
Provision for loan losses		113,051	21,884		134,935
Interest expense	45,478	247,432	489,238	(642,419)	139,729
	59,989	426,866	719,594	(642,419)	564,030
Income before income taxes	276,118	239,011	597,309	(660,735)	451,703
Income tax (benefit) provision	(5,745)	(44,483)	220,068		169,840
Net income	$281,863	$283,494	$377,241	$(660,735)	$281,863

Comprehensive income	$266,322	$283,494	$303,585	$(587,079)	$266,322

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$372,522	$388,189	$468,665	$(856,854)	$372,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,838	1,292	175,314		178,444
Accretion and amortization of loan and leasing fees		143	(37,778)		(37,635)
Amortization of carrying value adjustment		201	(2,276)		(2,075)
Amortization of purchase accounting premium			(26,068)		(26,068)
Provision for loan losses		171,545	17,051		188,596
Deferred income taxes	(4,188)	39,461	(69,275)		(34,002)
Stock-based compensation expense	3,141				3,141
Other		1,703	(10,775)		(9,072)
Equity in income of affiliates	(389,490)	(467,364)		856,854
Changes in assets and liabilities:
Other assets	240	(3,589)	(1,050)		(4,399)
Accounts payable and accrued expenses	(94)	34,447	13,806		48,159
Taxes payable	4,755	189	1,041		5,985
Intercompany taxes payable	247,750				247,750
Net cash provided by operating activities	236,474	166,217	528,655		931,346
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(4,353,965)	(4,115,913)	4,115,913	(4,353,965)
Principal collections and recoveries on consumer finance receivables		(133)	3,049,666		3,049,533
Fundings of commercial finance receivables, net		(581,499)			(581,499)
Collections of commercial finance receivables		299,731			299,731
Proceeds from sale of consumer finance receivables, net		4,115,913		(4,115,913)
Purchases of leased vehicles, net			(857,433)		(857,433)
Proceeds from termination of leased vehicles			32,607		32,607
Purchases of property and equipment		(1,665)	(9,246)		(10,911)
Change in restricted cash - securitization notes payable			200,554		200,554
Change in restricted cash - credit facilities			18,956		18,956
Change in other assets	(21,820)	29,090	(1,127)		6,143
Net change in investment in affiliates		2,176,310		(2,176,310)
Net cash (used) provided by investing activities	(21,820)	1,683,782	(1,681,936)	(2,176,310)	(2,196,284)
Cash flows from financing activities:
Borrowings on credit facilities			1,199,707		1,199,707
Payments on credit facilities			(1,752,095)		(1,752,095)
Issuance of securitization notes payable			5,400,000		5,400,000
Payments on securitization notes payable			(3,306,678)		(3,306,678)
Issuance of senior notes	1,000,000				1,000,000
Debt issuance costs	(12,172)		(31,375)		(43,547)
Retirement of debt	(505)				(505)
Net capital contribution to subsidiaries			(2,186,423)	2,186,423
Net change in due (to) from affiliates	(1,201,977)	(608,502)	1,810,565	(86)
Net cash (used) provided by financing activities	(214,654)	(608,502)	1,133,701	2,186,337	2,496,882
Net increase (decrease) in cash and cash equivalents		1,241,497	(19,580)	10,027	1,231,944
Effect of Canadian exchange rate changes on cash and cash equivalents			11,767	(10,027)	1,740
Cash and cash equivalents at beginning of period		500,556	71,741		572,297
Cash and cash equivalents at end of period	$	$1,742,053	$63,928	$	$1,805,981

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(Unaudited, in Thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$281,863	$283,494	$377,241	$(660,735)	$281,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,277	1,316	65,804		72,397
Accretion and amortization of loan and leasing fees		(917)	(13,993)		(14,910)
Amortization of carrying value adjustment		9,152	134,623		143,775
Amortization of purchase accounting premium	(183)		(57,515)		(57,698)
Provision for loan losses		113,051	21,884		134,935
Deferred income taxes	103,435	(8,383)	(53,893)		41,159
Stock-based compensation expense	9,585				9,585
Other	1,436	12,273	(36,857)		(23,148)
Equity in income of affiliates	(295,761)	(364,974)		660,735
Changes in assets and liabilities:
Other assets	4,572	(2,436)	25,607		27,743
Accounts payable and accrued expenses	(26,034)	29,002	(3,468)		(500)
Taxes payable	(79,315)	5,086	(5,289)		(79,518)
Intercompany taxes payable	203,155				203,155
Net cash provided by operating activities	208,030	76,664	454,144		738,838
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(3,793,696)	(3,244,815)	3,244,815	(3,793,696)
Principal collections and recoveries on consumer finance receivables		854	2,815,753		2,816,607
Proceeds from sale of consumer finance receivables, net		3,244,815		(3,244,815)
Purchases of leased vehicles, net			(584,726)		(584,726)
Proceeds from termination of leased vehicles			32,017		32,017
Sales (purchases) of property and equipment	1,924	(2,288)	(5,494)		(5,858)
Acquisition of FinanciaLinx			(9,601)		(9,601)
FinanciaLinx cash on hand at acquisition			9,283		9,283
Change in restricted cash - securitization notes payable			(3,114)		(3,114)
Change in restricted cash - credit facilities			6,359		6,359
Change in other assets		(2,840)	(21,381)		(24,221)
Net change in investment in affiliates	33	167,819		(167,852)
Net cash provided (used) by investing activities	1,957	(385,336)	(1,005,719)	(167,852)	(1,556,950)
Cash flows from financing activities:
Borrowings on credit facilities			2,717,534		2,717,534
Payments on credit facilities			(2,991,574)		(2,991,574)
Issuance of securitization notes payable			3,650,000		3,650,000
Payments on securitization notes payable			(2,821,473)		(2,821,473)
Issuance of senior notes	500,000				500,000
Debt issuance costs	(7,622)		(37,346)		(44,968)
Retirement of debt	(75,164)				(75,164)
Net capital contribution to subsidiaries			16,625	(16,625)
Net change in due (to) from affiliates	(611,684)	386,422	62,024	163,238
Net cash (used) provided by financing activities	(194,470)	386,422	595,790	146,613	934,355
Net increase in cash and cash equivalents	15,517	77,750	44,215	(21,239)	116,243
Effect of Canadian exchange rate changes on cash and cash equivalents	(15,517)		(9,304)	21,239	(3,582)
Cash and cash equivalents at beginning of period		185,004	9,550		194,554
Cash and cash equivalents at end of period	$	$262,754	$44,461	$	$307,215

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We were acquired by General Motors Company ("GM") on October 1, 2010. In December 2010, we began offering a lease product through GM franchised dealerships, and in April 2012, we launched a commercial lending platform to further support our GM dealer relationships. We generate revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance contracts and origination and retention of lease contracts. As used herein, "loans" include auto finance receivables originated by dealers and purchased by us. To fund the acquisition of finance and lease contracts prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge and other income on the finance and lease contracts and pay interest expense on borrowings under our credit facilities.
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

Floorplan Financing
We support the financing of new and used vehicle inventory purchases by primarily GM-franchised dealers and their affiliates before sale or lease to the retail customer. These loans are included in finance receivables in our financial statements. Financing is provided through lines of credit extended to individual dealers. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealer default, manufacturers are bound by a repurchase obligation that requires them to repurchase the new vehicle inventory according to applicable manufacturer or State parameters. The amount we advance to dealers for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support the dealers' used car inventory needs, we advance funds to the dealer or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in where the dealer is located. Unless we terminate the credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the risk rating. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.
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
Possible Acquisition of Ally Financial Inc.'s International Operations

We submitted a bid to acquire certain international operations of Ally Financial during the three months ended September 30, 2012, There is no assurance that we will be successful in acquiring any of Ally Financial’s international operations. However, if we are successful in completing a transaction, it will expand our operations materially in international markets. Such expansion could have significant impact on our business, results of operations, liquidity and financial condition. If we are the successful bidder, our consolidated assets could potentially more than double, and we could incur substantial amounts of indebtedness, including secured debt. Depending on the scale of operations we may acquire and the amount of equity that we invest in such a transaction or transactions, our consolidated debt and other liabilities could also potentially more than double.

GM Revolver

GM is in the final stages of negotiations with financial institutions regarding the refinancing of its current $5 billion secured revolving credit facility, which would raise the borrowing capacity to approximately $10 billion. There is no assurance that GM will reach a final agreement on this facility. It is expected that we will be a borrower under the refinanced facility, subject to certain sub-limits. We nor any of our subsidiaries will provide a guarantee under the facility.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 as compared to
Three Months Ended September 30, 2011
Finance Receivables:
A summary of our consumer finance receivables is as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$2,812,205	$5,471,957
Post-acquisition consumer finance receivables, beginning of period	7,340,242	3,222,584
	10,152,447	8,694,541
Loans purchased	1,477,860	1,358,115
Charge-offs	(82,255)	(20,246)
Principal collections and other	(916,794)	(875,993)
Change in carrying value adjustment on pre-acquisition consumer finance receivables	(26,269)	(87,125)
Balance at end of period	$10,604,989	$9,069,292
The average new loan size increased to $21,482 for the three months ended September 30, 2012, from $21,313 for the three months ended September 30, 2011, resulting from an increase in new car loans financed under the GM subvention program which typically have higher financed amounts. The average annual percentage rate for finance receivables purchased during the three months ended September 30, 2012, decreased to 13.9% from 14.4% during the three months ended September 30, 2011 as a result of an increase in new car loans financed under the GM subvention program which typically have lower average annual percentage rates.
A summary of our commercial finance receivables is as follows (in thousands):

Three Months Ended
September 30, 2012
Balance at beginning of period	$127,560
Loans funded	410,344
Principal collections and other	(253,491)
Balance at end of period	$284,413
Leased Vehicles:
A summary of our leased vehicles is as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Balance at beginning of period	$1,526,609	$468,540
Leased vehicles purchased	299,287	188,706
Leased vehicles returned - end of term	(17,178)	(8,928)
Leased vehicles returned - default	(1,605)	(196)
Manufacturer incentives	(42,496)	(19,303)
Foreign currency translation adjustment	20,952	(15,451)
Balance at end of period	$1,785,569	$613,368

Average Earning Assets:
Average earning assets were as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Average consumer finance receivables	$10,657,242	$9,276,098
Average commercial finance receivables	222,039
Average finance receivables	10,879,281	9,276,098
Average leased vehicles, net	1,482,640	501,767
Average earning assets	$12,361,921	$9,777,865
Revenue:
Finance charge income increased by 19.2% to $415.1 million for the three months ended September 30, 2012, from $348.3 million for the three months ended September 30, 2011, primarily due to the 14.9% increase in average consumer finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable discount to accretable yield. The effective yield on our consumer finance receivables increased to 15.5% for the three months ended September 30, 2012, from 14.9% for the three months ended September 30, 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables.
Leased vehicle income increased by 197.4% to $80.6 million for the three months ended September 30, 2012 from $27.1 million for the three months ended September 30, 2011, due to the increased size of the leased asset portfolio.

Other income consists of the following (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Commercial lending income	$2,265
Investment income	686	$327
Late fees, commission income and other income	15,924	14,973
	$18,875	$15,300
Costs and Expenses:
Operating Expenses
Operating expenses increased by 19.5% to $105.3 million for the three months ended September 30, 2012, from $88.1 million for the three months ended September 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount, our personnel costs increased by $8.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and represented 70.6% and 74.4% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively.
Operating expenses as an annualized percentage of average earning assets decreased to 3.4% from 3.6% for the three months ended September 30, 2012 and 2011, respectively, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 213.6% to $56.0 million for the three months ended September 30, 2012, from $17.9 million for the three months ended September 30, 2011 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominately related to depreciation of leased assets.
Provision for Loan losses
Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for the three months ended September 30, 2012 and 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses increased to $78.2 million for the three months ended September 30, 2012 from $50.9 million for the three months ended September 30, 2011, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.0% and 5.3% for the three months ended September 30, 2012 and 2011, respectively.
Interest Expense
Interest expense increased to $74.3 million for the three months ended September 30, 2012, from $56.3 million for the three months ended September 30, 2011. Interest expense was reduced by $7.0 million and $12.9 million for amortization of the purchase accounting premium for the three months ended September 30, 2012 and 2011, respectively. Average debt outstanding was $9.8 billion and $7.7 billion for the three months ended September 30, 2012 and 2011, respectively. Our effective rate of interest on our debt increased to 3.0% for the three months ended September 30, 2012 compared to 2.9% for the three months ended September 30, 2011.
Taxes
Our effective income tax rate was 38.2% and 38.7% for the three months ended September 30, 2012 and 2011, respectively.
Other Comprehensive Income (Loss):
Other comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Unrealized gains (losses) on cash flow hedges	$39	$(185)
Foreign currency translation adjustment	10,109	(16,701)
Income tax (provision) benefit	(14)	68
	$10,134	$(16,818)
Cash Flow Hedges
Unrealized gains (losses) on cash flow hedges consist of the following (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Unrealized losses related to changes in fair value	$(11)	$(1,078)
Reclassification of unrealized losses into earnings	50	893
	$39	$(185)
Unrealized losses related to changes in fair value for the three months ended September 30, 2012 and 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes.
The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.
Unrealized gains (losses) on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains (losses) of $10.1 million for the three months ended September 30, 2012 and $(16.7) million for the three months ended September 30, 2011, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 as compared to
Nine Months Ended September 30, 2011
Finance Receivables:
A summary of our consumer finance receivables is as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$4,027,361	$7,299,963
Post-acquisition consumer finance receivables, beginning of period	5,313,899	923,713
	9,341,260	8,223,676
Loans purchased	4,363,019	3,845,258
Charge-offs	(186,054)	(28,793)
Principal collections and other	(2,768,273)	(2,588,178)
Change in carrying value adjustment on pre-acquisition consumer finance receivables	(144,963)	(382,671)
Balance at end of period	$10,604,989	$9,069,292
The average new loan size increased to $21,259 for the nine months ended September 30, 2012, from $20,493 for the nine months ended September 30, 2011, resulting from an increase in new car loans financed under the GM subvention program which typically have higher financed amounts. The average annual percentage rate for finance receivables purchased during the nine months ended September 30, 2012, decreased to 14.2% from 14.7% during the nine months ended September 30, 2011 as a result of an increase in new car loans financed under the GM subvention program which typically have lower average annual percentage rates.
A summary of our commercial finance receivables is as follows (in thousands):

Nine Months Ended
September 30, 2012
Balance at beginning of period	$
Loans funded	584,140
Principal collections and other	(299,727)
Balance at end of period	$284,413
Leased Vehicles:
A summary of leased vehicles is as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Balance at beginning of period	$886,956	$51,515
Leased vehicles purchased	1,077,446	688,137
Leased vehicles returned - end of term	(43,449)	(22,575)
Leased vehicles returned - default	(3,783)	(578)
Manufacturer incentives	(149,337)	(87,680)
Foreign currency translation adjustment	17,736	(15,451)
Balance at end of period	$1,785,569	$613,368

Average Earning Assets:
Average earning assets were as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Average consumer finance receivables	$10,240,740	$8,958,549
Average commercial finance receivables	98,428
Average finance receivables	10,339,168	8,958,549
Average leased vehicles, net	1,226,636	305,442
Average earning assets	$11,565,804	$9,263,991
Revenue:
Finance charge income increased by 29.7% to $1,176.1 million for the nine months ended September 30, 2012, from $907.0 million for the nine months ended September 30, 2011, primarily due to the 14.3% increase in average consumer finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable discount to accretable yield. The effective yield on our consumer finance receivables increased to 15.3% for the nine months ended September 30, 2012, from 13.5% for the nine months ended September 30, 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables.
Leased vehicle income increased by 228.3% to $199.7 million for the nine months ended September 30, 2012 from $60.8 million for the nine months ended September 30, 2011, due to the increased size of the leased asset portfolio.
Other income consists of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Commercial lending income	$2,795
Investment income	1,779	$1,191
Late fees, commission income and other income	52,051	46,664
	$56,625	$47,855
Costs and Expenses:
Operating Expenses
Operating expenses increased by 18.4% to $295.9 million for the nine months ended September 30, 2012, from $249.9 million for the nine months ended September 30, 2011. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount, our personnel costs increased by $32.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and represented 73.8% and 74.6% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively.
Operating expenses as an annualized percentage of average earning assets were 3.4% and 3.6% for the nine months ended September 30, 2012 and 2011, respectively, due to efficiency gains from the increase in average earning assets.
Leased Vehicle Expenses
Lease vehicle expenses increased by 274.4% to $147.7 million for the nine months ended September 30, 2012 from $39.4 million for the nine months ended September 30, 2011 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominately related to depreciation of leased assets.
Provision for Loan losses
Provisions for loan losses are charged to operations to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for the nine months ended September 30, 2012 and 2011 reflects inherent losses on receivables originated during the period and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for loan losses increased to $188.6 million for the nine months ended September 30, 2012 from $134.9 million for the nine months ended September 30, 2011, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.7% and 6.9% for the nine months ended September 30, 2012 and 2011, respectively.
Interest Expense
Interest expense increased to $201.6 million for the nine months ended September 30, 2012, from $139.7 million for the nine months ended September 30, 2011. Interest expense was reduced by $25.9 million and $57.1 million for amortization of the purchase accounting premium for the nine months ended September 30, 2012 and 2011, respectively. Average debt outstanding was $9.1 billion and $7.5 billion for the nine months ended September 30, 2012 and 2011, respectively. Our effective rate of interest on our debt increased to 3.0% for the nine months ended September 30, 2012 compared to 2.5% for the nine months ended September 30, 2011, respectively. The effective rate increased as a result of the 6.75% senior notes issued in June 2011 and the decreasing impact of the amortization of the purchase accounting premium.
Taxes
Our effective income tax rate was 37.8% and 37.6% for the nine months ended September 30, 2012 and 2011, respectively.
Other Comprehensive Income (Loss):
Other comprehensive income (loss) consists of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Unrealized losses on cash flow hedges	$(2,481)	$(38)
Foreign currency translation adjustment	9,515	(15,517)
Income tax benefit	910	14
	$7,944	$(15,541)
Cash Flow Hedges
Unrealized losses on cash flow hedges consist of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Unrealized losses related to changes in fair value	$(66)	$(1,930)
Reclassification of unrealized (gains) losses into earnings	(2,415)	1,892
	$(2,481)	$(38)
Unrealized losses related to changes in fair value for the nine months ended September 30, 2012 and 2011 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes.
The fair value of the interest rate swap agreements fluctuate based upon changes in forward interest rate expectations.
Unrealized losses on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains (losses) of $9.5 million and $(15.5) million for the nine months ended September 30, 2012 and 2011, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the nine months ended September 30, 2012 and 2011, respectively.

CREDIT QUALITY
Consumer Finance Receivables
We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in thousands):

	September 30, 2012	December 31, 2011
Pre-acquisition consumer finance receivables - outstanding balance	$2,597,182	$4,366,075
Pre-acquisition consumer finance receivables - carrying value	2,349,536	4,027,361
Post-acquisition consumer finance receivables, net of fees	8,255,453	5,313,899
Less: allowance for loan losses	(291,049)	(178,768)
Total consumer finance receivables, net	$10,313,940	$9,162,492
Number of outstanding contracts	743,638	727,684
Average amount of outstanding contract (in dollars)(a)	$14,594	$13,302
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables	3.5%	3.4%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

Delinquency
The following is a summary of consumer finance receivables (based upon contractual amount due, which is not materially different than recorded investment) that are (i) more than 30 days delinquent, but not yet in repossession, and (ii) in repossession, but not yet charged-off (dollars in thousands):

	September 30, 2012		September 30, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$561,437	5.2%	$441,069	4.7%
Greater-than-60 days	204,029	1.9	164,357	1.7
	765,466	7.1	605,426	6.4
In repossession	37,467	0.3	34,230	0.4
	$802,933	7.4%	$639,656	6.8%
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

Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 5.7% and 5.4% for the three months ended September 30, 2012 and 2011 and 5.4% and 5.2% for the nine months ended September 30, 2012 and 2011, respectively.
The following is a summary of deferrals as a percentage of consumer finance receivables outstanding:

	September 30, 2012	December 31, 2011
Never deferred	79.1%	78.1%
Deferred:
1-2 times	16.4	15.3
3-4 times	4.5	6.5
Greater than 4 times		0.1
Total deferred	20.9	21.9
Total	100.0%	100.0%
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
Troubled Debt Restructurings
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance as of September 30, 2012 is shown below (in thousands):

September 30, 2012
Outstanding recorded investment	$127,633
Less: allowance for loan losses	(21,981)
Outstanding recorded investment, net of allowance	$105,652
Unpaid principal balance	$130,001
At December 31, 2011, the amount of consumer finance receivables in the post-acquisition portfolio that would be considered TDRs was insignificant.
Additional information about loans classified as TDRs is shown below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012
Average recorded investment	$91,462	$69,888
Interest income recognized	3,275	4,453

The following table provides information on loans that became classified as TDRs (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012
	Number of Accounts	Amount	Number of Accounts	Amount
Outstanding recorded investment	4,148	$77,323	6,857	$129,272
A redefault is when an account meets the requirements for evaluation under our charge-off policy (Refer to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information). The following table presents the unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012
Net recorded investment charged-off on TDRs that subsequently defaulted	$927	$1,146
Credit Losses - non-GAAP measure
We analyze portfolio performance of both the pre-acquisition and post-acquisition portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Charge-offs	$82,255	$20,246	$186,054	$28,793
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	67,267	133,084	236,031	437,984
Total credit losses on the combined portfolio(a)	$149,522	$153,330	$422,085	$466,777
_________________

(a)	Total credit losses is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our consumer finance receivables portfolio (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Repossession credit losses	$139,342	$150,723	$417,647	$475,944
Less: Recoveries	(82,476)	(83,373)	(256,776)	(257,724)
Mandatory credit losses(a)	10,180	2,607	4,438	(9,167)
Net credit losses	$67,046	$69,957	$165,309	$209,053
Net annualized credit losses as a percentage of average consumer finance receivables(b):	2.5%	3.0%	2.2%	3.1%
Recoveries as a percentage of gross repossession credit losses:	59.2%	55.3%	61.5%	54.2%
_________________

(a)
Mandatory credit losses represent accounts 120 days delinquent in the post-acquisition portfolio that are charged-off in full with no recovery amounts realized at time of charge-off net of any subsequent recoveries and the net write-down of consumer finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

(b)	Average consumer finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.

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
Commercial Finance Receivables
The following tables present certain data related to the commercial finance receivables portfolio (dollars in thousands):

September 30, 2012
Commercial finance receivables, net of fees	$284,413
Less: allowance for loan losses
Total commercial finance receivables, net	$284,413
Number of dealers	52
Average carrying amount per dealer	$5,469
All commercial finance receivables were current with respect to payment status.
Commercial receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At September 30, 2012, there were no outstanding commercial receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during the three and nine months ended September 30, 2012.
Leased Vehicles
We primarily provide funding for leased vehicles to prime quality customers, and, therefore, anticipate a corresponding low level of delinquencies and charge-offs. At September 30, 2012, 99.4% of our leases were current with respect to payment status. Leased vehicles returned - default was $1.6 million and $0.2 million for the three months ended September 30, 2012 and 2011 and $3.8 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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
We used cash of $4.4 billion and $3.8 billion for the purchase of consumer finance receivables during the nine months ended September 30, 2012 and 2011, respectively. We used cash of $0.6 billion for the funding of commercial finance receivables during the nine months ended September 30, 2012. We used cash of $0.9 billion and $0.6 billion for the purchase of leased vehicles during the nine months ended September 30, 2012 and 2011. These purchases were funded initially utilizing cash and borrowings on our credit facilities. Our strategy is to subsequently obtain long-term financing for finance receivables and leased vehicles through securitization transactions.
Liquidity
Our available liquidity consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$1,805,981	$572,297
Borrowing capacity on unpledged eligible assets	1,015,666	681,161
Borrowing capacity on GM revolving credit facility	300,000	300,000
	$3,121,647	$1,553,458

The increase in liquidity is primarily due to the issuance of $1.0 billion of 4.75% senior notes in August 2012, improved credit performance on consumer finance receivables which leads to an increase in distributions from Trusts and the unwind of several older securitizations with high enhancement levels. Our current level of liquidity is considered sufficient to meet our obligations.
Credit Facilities
In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.
As of September 30, 2012, credit facilities consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500,000
Lease warehouse facility – U.S.(b)	600,000
Lease warehouse facility – Canada(c)	813,049	$374,496
GM revolving credit facility	300,000
Medium term note facility(d)		182,450
		$556,946
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

(c)
In July 2012, the facility was renewed and increased in size from C$600.0 million to C$800.0 million. In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$800.0 million, and advances outstanding of C$368.5 million at September 30, 2012.

(d)	In October 2012, the facility was paid in full and subsequently terminated.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during the nine months ended September 30, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.44%	$107,832	$429,839
Lease warehouse facility – Canada(a)	2.72%	276,468	374,496
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$272.0 million and C$368.5 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM revolving credit facility during the nine months ended September 30, 2012.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility, lease warehouse facility – U.S. and lease warehouse facility – Canada during the nine months ended September 30, 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.58%	$350,450	$826,859
Lease warehouse facility – U.S.	1.60%	32,125	182,749
Lease warehouse facility – Canada(a)	2.99%	5,846	72,539
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$6.1 million and C$75.6 million, respectively.
There were $200.0 million in borrowings and repayments on the GM revolving credit facility during the nine months ended September 30, 2011.
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM revolving credit facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of September 30, 2012, we were in compliance with all covenants in our credit facilities.
Securitizations
We have completed over 80 securitization transactions through September 30, 2012. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Note Balance At September 30, 2012
2008	October 2014	-	April 2015	$500.0	-	$750.0	$104.8
2009	January 2016	-	July 2017	227.5	-	725.0	188.4
2010	July 2017	-	April 2018	200.0	-	850.0	1,234.8
2011	July 2018	-	March 2019	800.0	-	1,000.0	2,797.7
2012(b)	June 2019	-	February 2020	800.0	-	1,300.0	4,662.8
Total active securitizations							8,988.5
Purchase accounting premium							16.7
							$9,005.2
_________________

(a)
Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

(b)	Includes private sale of asset-backed securities.
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
Since the second half of 2008, we have primarily utilized senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In September 2012, we closed a $1.3 billion senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust ("AMCAR") 2012-4, that has initial cash deposit and overcollateralization requirements of 7.25% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics, and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at interest rates we consider acceptable.
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
Certain cash flows related to securitization transactions were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Initial credit enhancement deposits:
Restricted cash	$114,428	$77,454
Overcollateralization	321,379	222,703
Net distributions from Trusts	1,183,034	636,903
The agreements with the insurer of our securitization transactions covered by a financial guaranty insurance policy provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.
The agreements that we have entered into with our financial guaranty insurance provider in connection with securitization transactions insured by them contain additional specified targeted portfolio performance ratios (delinquency, cumulative default and cumulative net loss) that are higher than the limits referred to above. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the financial guaranty insurance provider to declare the occurrence of an event of default and take steps to terminate our servicing rights to the receivables sold to that Trust. In addition, the servicing agreements on certain insured Trusts are cross-defaulted so that a default declared under one servicing agreement would allow the financial guaranty insurance provider to terminate our servicing rights under all servicing agreements for Trusts in which they issued a financial guaranty insurance policy. Additionally, if these higher targeted portfolio performance levels were exceeded and the financial guaranty insurance provider elect to declare an event of default, the insurance provider may retain all excess cash generated by other securitization transactions insured by them as additional credit enhancement. This, in turn, could result in defaults under our other securitizations and other material indebtedness, including under our senior note indentures. As of September 30, 2012, no such servicing right termination events have occurred with respect to any of the Trusts formed by us.
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
In June 2011, ASU ("2011-05"), Comprehensive Income: Presentation of Comprehensive Income, was issued effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. 2011-05 amends current guidance on reporting comprehensive income and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, 2011-12 was issued deferring the effective date for implementation of 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB. We adopted this 2011-12 effective January 1, 2012, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows as we already present a statement of comprehensive income.
In December 2011, ASU ("2011-11"), Disclosures about Offsetting Assets and Liabilities, was issued effective for interim and annual periods beginning January 1, 2013. 2011-11 amends the disclosure requirements on offsetting in ASC Topic 210 by requiring enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with existing guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. 2011-11 is effective for us starting January 1, 2013 and the adoption will not have an impact on our consolidated financial position, results of operations and cash flows.

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
Credit Facilities
Consumer finance receivables and leased assets purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates or money factors. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" or "strike" rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the "cap" or "strike" rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in interest rate swap and cap agreements on our consolidated balance sheets.
Securitizations
The interest rate demanded by investors in our securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. We utilize several strategies to minimize the impact of interest rate fluctuations on our gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of consumer finance receivables to Trusts.
In our securitization transactions, we transfer fixed rate consumer finance receivables to Trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration or various London Interbank Offered Rates ("LIBOR") and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap agreements, are used to manage the gross interest rate spread on these transactions. We use interest rate swap agreements to convert the variable rate exposures on securities issued by our Trusts to a fixed rate ("pay rate") and receive a floating or variable rate ("receive rate"), thereby locking in the gross interest rate spread to be earned by us over the life of a securitization. Interest rate swap agreements purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. The interest rate swap agreements serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities on the cash flows to be received by us from the Trusts. We utilize such arrangements to modify our net interest sensitivity to levels deemed appropriate based on our risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, we may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Our special purpose finance subsidiaries are contractually required to purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities even if we choose not to hedge our future cash flows. Although the interest rate cap agreements are purchased by the Trusts, cash outflows from the Trusts ultimately impact our retained interests in the securitization transactions as cash expended by the Trusts will decrease the ultimate amount of cash to be received by us. Therefore, when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement to offset the premium paid by the Trust to purchase the interest rate cap agreement. The fair value of the interest rate cap agreements purchased by the special purpose finance subsidiaries in connection with securitization transactions are included in other assets and the fair value of the interest rate cap agreements sold by us are included in interest rate swap and cap agreements on our consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are reflected in interest expense on our consolidated statements of income and comprehensive income.
We have entered into interest rate swap agreements to hedge the variability in interest payments on two of our active securitization transactions. Portions of these interest rate swap agreements are designated and qualify as cash flow hedges. The fair value of interest rate swap agreements designated as hedges is included in interest rate swap and cap agreements on the consolidated balance sheets. Interest rate swap agreements that are not designated as hedges are included in other assets on the consolidated balance sheets.
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
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 6.	EXHIBITS

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with this Report

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Furnished with this Report
__________

*	Submitted electronically with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	October 31, 2012	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended September 30, 2012 (this “report”);

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

Dated: October 31, 2012

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended September 30, 2012 (this “report”);

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

Dated: October 31, 2012

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 31, 2012

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 31, 2012

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer