Form 10-K
period 2012-12-31
General Motors Financial Company, Inc.
filed 2013-02-15
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________________ to ________________
Commission file number 1-10667
______________________________________________
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
None
(Title of each class)
 ______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐    No    ☒
As of February 15, 2013, there were 500 shares of the registrant's common stock, par value $0.01 per share, outstanding. All of the registrant's common stock is owned by General Motors Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form on the reduced disclosure format.

GENERAL MOTORS FINANCIAL COMPANY, INC.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" and/or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission, including this Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2012. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of some or all of Ally Financial Inc.'s ("Ally") international operations and integrate those operations into our business successfully;
•changes in general economic and business conditions;
•General Motors Company's ability to sell new vehicles in the United States and Canada that we finance;
•interest rate fluctuations;
•our financial condition and liquidity, as well as future cash flows and earnings;
•competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;
•the availability of sources of financing;
•the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;
•the prices at which used cars are sold in the wholesale auction markets;
•changes in business strategy, including acquisitions and expansion of product lines and credit risk appetite; and
•significant litigation.
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
The public may read and copy any materials we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

ITEM 1.	BUSINESS
General Motors Merger
On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 21, 2010, with General Motors Holdings LLC ("GM Holdings"), a Delaware limited liability company and a wholly-owned subsidiary of General Motors Company ("GM"), and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly-owned subsidiary of GM Holdings ("Merger Sub"), GM Holdings completed its $3.5 billion acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the "Merger" or "acquisition"), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. Following the Merger, our name was changed to General Motors Financial Company, Inc. ("GM Financial" or the "Company").
Purchase Accounting
The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 12 – "Fair Values of Assets and Liabilities" to the consolidated financial statements included in this Form 10-K for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.
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
Definitive Agreement to Acquire Certain Ally Financial International Operations
In November 2012, we entered into an agreement with Ally to acquire 100% of the outstanding equity interests of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally’s non-controlling equity interests in GMAC-SAIC Automotive Finance Company Limited ("GMAC-SAIC"), which conducts automotive finance and other financial services in China. The combined consideration will be approximately $4.2 billion, in cash, subject to certain closing adjustments. The transactions are anticipated to be funded by an estimated $2 billion capital contribution from GM, our excess liquidity and incurrence of additional debt. These transactions will enable us to provide automotive finance and other financial services to customers in European, Latin American and Chinese markets. The transactions contemplated by the agreements are subject to satisfaction of certain closing conditions, including obtaining applicable regulatory approvals and third party consents and other customary closing conditions, and are expected to close in stages throughout 2013. If the entire acquisition is completed, our assets would increase to approximately $33 billion and our consolidated debt would increase to approximately $27 billion.
GM Revolving Credit Facility
In November 2012, GM entered into a three-year, $5.5 billion secured revolving credit facility that includes a GM Financial borrowing sub-limit of $4.0 billion ("GM Revolving Credit Facility"). We may borrow against this facility for strategic initiatives and for general corporate purposes. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our or our subsidiaries' assets secure this facility.
General
GM Financial, the wholly-owned captive finance subsidiary of GM, is a provider of automobile financing solutions with a portfolio of approximately $13.3 billion in auto loans and leases and commercial and dealer loans as of December 31, 2012. We have been operating in the automobile finance business since September 1992. Our strategic relationship with GM began in September 2009 and includes a subvention program pursuant to which GM provides its customers access to discounted financing on select new GM models by paying us cash in order to offer lower interest rates on the loans and leases we purchase from GM-franchised dealerships.

We purchase auto finance contracts for new and used vehicles from GM and non-GM franchised and select independent automobile dealerships. We primarily offer auto financing to consumers who typically are unable to obtain financing from traditional sources such as banks and credit unions. We utilize a proprietary credit scoring system to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan and lease pricing and structure. We service our loan and lease portfolios at regional centers using automated loan servicing and collection systems. Funding for our auto finance activities is primarily obtained through the utilization of our credit facilities and through securitization transactions.
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
As GM's captive finance subsidiary, our business strategy includes increasing the amount of GM new automobile sales by offering competitive financing programs, while at the same time continuing to remain a valuable financing source for loans for non-GM dealers. In addition to our GM-related loan origination efforts, we offer a full credit spectrum lease financing product for new GM vehicles exclusively to GM-franchised dealerships in the United States. Through the acquisition of an independent auto lease provider in Canada, in April 2011, we also offer lease financing for new GM vehicles in Canada. In April 2012, we expanded our business to include commercial lending for GM-franchised dealerships in the U.S. and, in 2013, we expect to expand our commercial lending business for GM-franchised dealers in Canada. Additionally, in August 2012, we expanded our Canadian business to include sub-prime consumer financing for GM-franchised dealers. Evidence of our increasing linkage with GM can be seen in our results for fiscal 2012, during which our percentage of loans and leases for new GM vehicles increased to 44% of our total consumer originations volume, up from 40% for fiscal 2011.
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
Consumer
Target Market.    Most of our automobile finance programs are designed to serve customers who have limited access to automobile financing through banks and credit unions. The bulk of our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. Because we generally serve customers who are unable to meet the credit standards imposed by most banks and credit unions we generally charge higher rates than those charged by such sources. Since we provide financing in a relatively high-risk market, we also expect to sustain a higher level of defaults than these other automobile financing sources.
Marketing.    As an indirect auto finance provider, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM manufacturer franchised dealerships with new and used car operations and a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles. Of the contracts purchased by us during fiscal 2012, 94% were originated by manufacturer franchised dealers and 6% by select independent dealers; further, 48% were used vehicles, 31% were new GM vehicles (not including new GM vehicles that we leased during the year) and 21% were new non-GM vehicles. We purchased contracts from 12,753 dealers during fiscal 2012. No dealer location accounted for more than 1% of the total volume of contracts purchased by us for that same period.
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
Origination Network.    Our origination platform provides specialized focus on marketing our financing programs and underwriting loans and leases. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans and leases. Our sales and underwriting groups are further segregated with separate teams servicing GM-franchised dealers and non-GM dealers, allowing us to continue efficient service for our non-GM dealers under the “AmeriCredit” brand while providing GM-franchised dealers the broader loan, lease and commercial lending products we offer under the “GM Financial” brand. The underwriters are based in credit centers while the dealer relationship managers are based in credit centers or work remotely in their service area. We believe that the personal relationships our credit underwriters and dealer relationship managers establish with the dealership staff are an important factor in creating and maintaining productive relationships with our dealer customer base.
We select markets for credit center locations based upon numerous factors, most notably proximity to the geographic markets and dealers we seek to serve and availability of qualified personnel. Credit centers are typically situated in suburban office buildings.
A credit center vice president, regional credit managers, credit managers and credit underwriting specialists staff credit center locations. The credit center vice president reports to a senior vice president in our corporate office. Credit center personnel are compensated with base salaries and incentives based on overall credit center performance, including factors such as credit quality, pricing adequacy and volume objectives.
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
Manufacturer Relationships.    We have programs with GM and other new vehicle manufacturers, typically known as subvention programs, under which the manufacturers provide us cash payments in order for us to offer lower rates on finance contracts we purchase from the manufacturers' dealership network. The programs serve our goal of increasing new loan and lease originations and the manufacturers' goal of making credit more available and more affordable to consumers purchasing vehicles sold by the manufacturer.

Origination Data.  The following table sets forth information with respect to the number of credit centers, number of dealer relationship managers, dollar volume of contracts purchased and number of producing dealerships for the periods set forth below (dollars in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From July 1, 2010 Through December 31, 2010	Fiscal Year Ended June 30, 2010

Number of credit centers	17	16	15	14
Number of dealer relationship managers	204	172	110	99
Origination volume(a)	$6,921,657	$6,071,560	$1,904,471	$2,137,620
Number of producing dealerships(b)	12,753	12,349	11,831	10,756
_________________

(a)
Amounts for years ended December 31, 2012 and 2011 and the period from July 1, 2010 through December 31, 2010 include $1,342.8 million, $986.8 million and $10.7 million of contracts purchased through our leasing programs, respectively.

(b)	A producing dealership refers to a dealership from which we purchased a contract in the respective period.
Underwriting. We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases consisting of data which we have collected over 20 years of operating history. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract pricing and structure. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, we would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the contract. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase or changes in certain macroeconomic factors after purchase could negatively affect the credit performance of our portfolio.
The proprietary credit scoring system incorporates data contained in the customer's credit application, credit bureau report and other third-party data sources as well as the structure of the proposed financing and produces a statistical assessment of these attributes. This assessment is used to rank-order applicant risk profiles and recommend the prices we should charge for different risk profiles. Our credit scorecards are monitored through comparison of actual versus projected performance by score. Periodically, we endeavor to refine our proprietary scorecards based on new information, including identified correlations between portfolio performance and data obtained in the underwriting process.
GM sponsors special-rate financing programs available through us to consumers purchasing new GM vehicles. Under these programs, after we determine the appropriate price to charge for an applicant's risk profile, GM may provide us with an interest supplement or other support payment in return for reducing the rate actually charged to the consumer on the financing contract, thereby making the credit terms more attractive and affordable to the consumer and supporting the new vehicle sales transaction. Generally, the amount of the interest supplement or support payment from GM offsets the lower interest charges or rent factor to be received by us over the life of the financing contract.
In addition to our proprietary credit scoring system, we utilize other underwriting guidelines. These underwriting guidelines are comprised of numerous evaluation criteria, including (i) identification and assessment of the applicant's willingness and capacity to repay the loan or lease, including consideration of credit history and performance on past and existing obligations; (ii) credit bureau data; (iii) collateral identification and valuation; (iv) payment structure and debt ratios; (v) insurance information; (vi) employment, income and residency verifications, as considered appropriate; and (vii) in certain cases, the creditworthiness of a co-obligor. These underwriting guidelines, and the minimum credit risk profiles of applicants we will approve as rank-ordered by our credit scorecards, are subject to change from time to time based on economic, competitive and capital market conditions as well as our overall origination strategies.
We purchase individual contracts through our underwriting specialists in regional credit centers using a credit approval process tailored to local market conditions. Underwriting personnel have a specific credit authority based upon their experience and historical portfolio results as well as established credit scoring parameters. More experienced specialists are assigned higher approval levels. If the suggested application attributes and characteristics exceed an underwriting specialist's credit authority, each specialist has the ability to escalate the application to a more senior underwriter with a higher level of approval authority. Authorized senior underwriting officers may approve any contract application in accordance with the underwriting guidelines. Although the credit approval process is decentralized, our application processing system includes controls designed to ensure that credit decisions comply with the credit scoring strategies and underwriting policies and procedures we have in place at the time.
Finance contract application packages completed by prospective obligors are received electronically through web-based platforms that automate and accelerate the financing process. Upon receipt or entry of application data into our application processing system, a credit bureau report and other third-party data sources are automatically accessed and a proprietary credit score is computed. A substantial percentage of the applications received by us fails to meet our minimum credit score requirement and is automatically declined. For applications that are not automatically declined, our underwriting personnel continue to review the application package and judgmentally determine whether to approve the application, approve the application subject to conditions that must be met, or deny the application. Approximately 35-40% of loan applicants and 60-70% of lease applicants are generally approved for credit by us. Dealers are contacted regarding credit decisions electronically or by facsimile. Declined applicants are also provided with appropriate notification of the decision.
After we have been informed that we have been selected as the financing source, completed contract packages are sent to us by dealers. Contract documentation is scanned to create electronic images and electronically forwarded to one of our centralized processing departments. A processing representative verifies certain applicant employment, income and residency information. Contract terms, insurance coverage and other information may be verified or confirmed with the customer. The original documents are subsequently sent to our centralized account services department and critical documents are stored in a fire resistant vault.
Once a contract is cleared for funding, the funds are electronically transferred to the dealer or a check is issued. Upon funding of the contract, we acquire a perfected security interest in the automobile that was financed. Daily reports are generated for review by senior operations management. All of our loan contracts are fully amortizing with substantially equal monthly installments.
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
Servicing. Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. Our payment processing and customer service activities are operated centrally in Arlington, Texas and Toronto, Ontario. Our loan collection activities are operated through four regional standardized collection centers in North America (Arlington, Texas; Toronto, Ontario; Chandler, Arizona; and Charlotte, North Carolina). We currently use a third party provider to service our U.S. lease portfolio.
We use monthly billing statements to serve as a reminder to customers as well as an early warning mechanism in the event a customer has failed to notify us of an address change. Approximately 15 days before a customer's first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to the accounting system. Payments may also be received from third party payment processors, such as Western Union, or via electronic transmission of funds. Payment processing and customer account maintenance is performed centrally at our operations center in Arlington, Texas.
A predictive dialing system is utilized to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a connection is made to the automated dialer's call, the system automatically transfers the call to a collector and the relevant account information to the collector's computer screen. Accounts that the system has been unable to reach within a specified number of days are flagged, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to contact a larger number of customers daily.
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

Statistically-based behavioral assessment models are used in our loan servicing activities to project the relative probability that an individual account will default. The behavioral assessment models are used to help develop servicing strategies for the portfolio or for targeted account groups within the portfolio. At times, we offer payment deferrals to customers who have encountered financial difficulty, that has hindered their ability to pay as contracted. A deferral allows the customer to move delinquent payments to the end of the contract, usually by paying a fee that is calculated in a manner specified by applicable law. The collector reviews the customer's past payment history and behavioral score and assesses the customer's desire and capacity to make future payments. Before agreeing to a deferral, the collector also considers whether the deferment transaction complies with our policies and guidelines. Exceptions to our policies and guidelines for deferrals must be approved in accordance with these policies and guidelines. While payment deferrals are initiated and approved in the collections department, a separate department processes authorized deferment transactions. Exceptions are also monitored by our centralized credit risk management function.
Repossessions are subject to prescribed legal procedures, which include peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of customer bankruptcy, may restrict our ability to dispose of the repossessed vehicle. We engage independent repossession firms to handle repossessions. All repossessions, other than bankruptcy or previously charged-off accounts, must be approved by a collections officer. Upon repossession and after any prescribed waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of the automobile at auction, and any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We pursue collection of deficiencies when we deem such action to be appropriate.
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
Commercial
Overview. In April 2012, we launched our commercial lending platform to further support our GM-franchised dealerships and their affiliates. Our commercial lending offerings consist of floorplan financing, which are loans to finance the purchase of vehicle inventory, also known as wholesale or inventory financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Floorplan Financing. We support the financing of new and used vehicle inventory purchases by primarily GM-franchised dealers and their affiliates before sale or lease to the retail customer. These loans are included in finance receivables in our financial statements. Financing is provided through lines of credit extended to individual dealers. In general, each floorplan line is secured by all financed vehicles and by other dealership assets and typically the continuing personal guarantee of the dealership's ownership. Additionally, to minimize our risk, under certain circumstances, such as dealer default, manufacturers are bound by a repurchase obligation that requires them to repurchase the new vehicle inventory according to applicable manufacturer or state parameters. The amount we advance to dealers for new vehicles purchased through the manufacturer is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. We advance the loan proceeds directly to the manufacturer. To support the dealers' used car inventory needs, we advance funds to the dealer or auction to purchase used vehicles for inventory based on the appropriate wholesale book value for the region in which the dealer is located.
Floorplan lending is structured to yield interest at a floating rate indexed to the prime rate. The rate for a particular dealer is based on, among other things, the dealer's credit worthiness, the amount of the credit line, the risk rating and whether or not the dealer is in default. Interest on floorplan loans is generally payable monthly.
Dealer Loans. We make loans to primarily GM-franchised dealers to finance improvements to dealership facilities, to provide working capital and to purchase and finance dealership real estate.  These loans are included in finance receivables in our financial statements.  These loans are typically secured by mortgages or deeds of trust on dealership land and buildings, a priority security interest in other dealership assets and typically the continuing personal guarantees from the owners of the dealerships and/or the real estate. Dealer loans are structured to yield interest at fixed or floating rates. Floating rate loans are generally indexed to the prime rate. Interest on dealer loans is generally payable monthly.
Underwriting. Each dealer is assigned a risk rating based on various factors, including, but not limited to, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating may affect the pricing and guides the management of the account. We monitor the level of borrowing under each dealer's account daily. When a dealer's outstanding balance exceeds the availability on any given credit line with that dealer, we may reallocate balances across existing lines, temporarily suspend the granting of additional credit, increase the dealer's credit line, either temporarily or for an extended period of time, or take other actions following an evaluation and analysis of the dealer's financial condition and the cause of the excess or overline. Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time.
Servicing. Our commercial loan servicing operations are centrally located at our Arlington, Texas operations center. Commercial loan servicing activities include dealership customer service, account maintenance, exception processing, credit line monitoring and adjustment and insurance monitoring.
Unless we terminate a dealer's credit line or the dealer defaults, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the retail customer. Upon the sale of the collateral, the dealer must repay the advance on the sold vehicle according to the repayment terms. Typically the dealer has two to ten business days to repay an advance on a sold vehicle, depending on the timing of the receipt of the sale proceeds. These repayment terms can vary based on the risk rating. We periodically inspect and verify that the financed vehicles are on the dealership lot and available for sale. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the master loan agreement as to repayment terms and to determine the status of our collateral.
Commercial receivables are individually evaluated and, where collectibility of the recorded balance is in doubt, are written down to fair value of the collateral less costs to sell. Commercial receivables are charged-off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Financing
We primarily finance our loan and lease origination volume through the use of our credit facilities and, in the case of our consumer loan originations, through securitization transactions.
Credit Facilities.    Loans and leases are typically funded using credit facilities with participating banks providing financing either directly or through institutionally managed commercial paper conduits. Under these funding agreements, we transfer contracts to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such contracts and cash. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of contracts. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries. Advances under our funding agreements bear interest at commercial paper, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR") or prime rates plus a credit spread and specified fees, depending upon the source of funds provided by the bank participants or agents.
Securitizations.    We pursue a financing strategy of securitizing our consumer loan originations to diversify our funding sources and free up capacity on our credit facilities for the purchase of additional automobile loans. The asset-backed securities market has traditionally allowed us to finance our auto loan portfolio at fixed interest rates over the life of a securitization transaction, thereby locking in the excess interest spread on our loan portfolio.
Proceeds from securitizations are primarily used to fund initial cash credit enhancement requirements in the securitization and to pay down borrowings under our credit facilities, thereby increasing availability thereunder for further contract purchases.
In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors. When we transfer loans to a Trust, we make certain representations and warranties regarding the loans. These representations and warranties pertain to specific aspects of the loans, including the origination of the loans, the obligors of the loans, the accuracy and legality of the records, computer tapes and schedules containing information regarding the loans, the financed vehicles securing the loans, the security interests in the loans, specific characteristics of the loans, and certain matters regarding our servicing of the loans, but do not pertain to the underlying performance of the loans. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the noteholders' interest in any loan, we will be obligated to repurchase the loan from the Trust. Historically, repurchases of loans due to a breach of a representation or warranty have been immaterial.
We primarily utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In January 2013, we closed a $1.0 billion public senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust ("AMCAR") 2013-1, that has initial cash deposit and overcollateralization requirements of 7.25% in order to provide credit enhancement for the asset-backed securities sold, including the double-B-rated securities, which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the receivables transferred, as well as credit trends of our entire portfolio and overall auto finance industry credit trends. Credit enhancement levels may also be impacted by our financial condition, the economic environment and our ability to sell lower-rated subordinated bonds at rates we consider acceptable.
The credit enhancement requirements in our securitization transactions include restricted cash accounts that are generally established with an initial deposit and may subsequently be funded through excess cash flows from securitized receivables. An additional form of credit enhancement is provided in the form of overcollateralization whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts. Our securitization transactions typically do not contain portfolio performance ratios which could increase the minimum credit enhancement levels.
Financing Structure. The following chart provides a simplified overview of the relationship between us and other key parties to a credit facility or securitization transaction:
Trade Names
We have obtained federal trademark protection for the "AmeriCredit" and "GM Financial" names and the logos that incorporate the "AmeriCredit" and "GM Financial" names. Certain other names, logos and phrases used by us in our business operations have also been trademarked.

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
We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required of creditors under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty. The dealers who originate our auto finance contracts and leases also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.
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
Compliance with applicable law is costly and can affect operating results. Compliance also requires forms, processes, procedures, controls and the infrastructure to support these requirements, and may create operational constraints. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys' fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.
In the near future, the financial services industry is likely to see increased disclosure obligations, restrictions on pricing and fees and enforcement proceedings.
In July 2010 the Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law. The Dodd-Frank Act is extensive and significant legislation that, among other things:

•
created a liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver following a "systemic risk determination" by the Secretary of Treasury (in consultation with the President) for the resolution of certain nonbank financial companies and other entities, defined as "covered financial companies," and commonly referred to as "systemically important entities," in the event such a company is in default or in danger of default and the resolution of such a company under other applicable law would have serious adverse effects on financial stability in the United States, and also for the resolution of certain of their subsidiaries;

•	created a new framework for the regulation of over-the-counter derivatives activities;

•	strengthened the regulatory oversight of securities and capital markets activities by the SEC;

•	created the Consumer Financial Protection Bureau ("CFPB"), a new agency responsible for administering and enforcing the laws and regulations for consumer financial products and services; and

•
increased the regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations and their activities.

The various requirements of the Dodd-Frank Act, including the many implementing regulations which have yet to be released, may substantially impact our origination, servicing and securitization activities. With respect to the new liquidation framework for systemically important entities, no assurances can be given that such framework would not apply to us, although the expectation embedded in the Dodd-Frank Act is that the framework will rarely be invoked. Guidance from the FDIC indicates that such new framework will largely be exercised in a manner consistent with the existing bankruptcy laws, which is the insolvency regime which would otherwise apply to us. The SEC has proposed significant changes to the rules applicable to issuers and sponsors of asset-backed securities under the Securities Act and the Securities Exchange Act of 1934, as amended, or the Exchange Act. With the proposed changes we could potentially see an adverse impact in our access to the asset-backed securities capital markets and lessened effectiveness of our financing programs.
Additionally, the CFPB and the Federal Trade Commission (“FTC”) have recently become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities, and both the FTC and CFPB have announced various enforcement actions against lenders in 2012 involving significant penalties, cease and desist orders and similar remedies that, if applicable to auto finance providers and the nature of products, services and operations offered by GM Financial, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.
Competition
The automobile finance market is highly fragmented and is served by a variety of financial entities including the captive finance affiliates of other major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than ours. In addition, due to improving economic and favorable funding conditions over the past two to three years, there have been several new entrants in the automobile finance market. Capital inflows from investors to support the growth of these new entrants as well as growth initiatives from more established market participants has resulted in generally increasing competitive conditions. Our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we may offer. Many of these competitors also have long standing relationships with automobile dealerships and may offer the dealerships or their customers other products and services, which may not be currently provided by us. Providers of automobile financing have traditionally competed on the basis of rates charged, the quality of credit accepted, the flexibility of terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources for the dealers we serve, we compete predominantly on the basis of our high level of dealer service, strong dealer relationships and by offering flexible contract terms. There can be no assurance that we will be able to compete successfully in this market or against these competitors.
Employees
At December 31, 2012, we employed 3,777 people in the United States and Canada. None of our employees are a part of a collective bargaining agreement, and our relationships with employees are satisfactory.

Executive Officers
The following sets forth certain data concerning our executive officers.

Name	Age	Position
Daniel E. Berce	59	President and Chief Executive Officer
Robert P. Beatty	47	Executive Vice President, Specialty
Kyle R. Birch	52	Executive Vice President, Dealer Services
Steven P. Bowman	45	Executive Vice President, Chief Credit and Risk Officer
Chris A. Choate	50	Executive Vice President, Chief Financial Officer and Treasurer
Connie B. Coffey	42	Executive Vice President, Corporate Controller
Scott H. Dishman	42	Executive Vice President, Servicing
James M. Fehleison	54	Executive Vice President, Integration Services
Jonas B. Hollandsworth	41	Executive Vice President, U.S. Sales and Credit Operations
J. Michael May	68	Executive Vice President, Chief Legal Officer and Secretary
Patrick J. Rayball	47	Executive Vice President, Chief Information Officer
Susan B. Sheffield	46	Executive Vice President, Corporate Finance
James R. Vance	41	Executive Vice President, Pricing Analytics and Product Development
DANIEL E. BERCE has been President since April 2003 and Chief Executive Officer since August 2005. Mr. Berce was Vice Chairman and Chief Financial Officer from November 1996 until April 2003. Mr. Berce joined us in 1990.
ROBERT P. BEATTY has been Executive Vice President, Specialty since April 2012. Prior to that, he was Senior Vice President of Corporate Servicing from July 2007 to April 2012 and Vice President, Corporate Collections and Loss Mitigation from January 2005 to July 2007. Mr. Beatty joined us in 2002.
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
CONNIE B. COFFEY has been Executive Vice President, Corporate Controller since December 2012. Prior to that, she was Senior Vice President, Accounting and Reporting from June 2002 to December 2012. Ms. Coffey joined us in 1999.
SCOTT H. DISHMAN has been Executive Vice President, Servicing since April 2012. Prior to that, he was Senior Vice President, Corporate Collections from April 2004 to April 2012. Mr. Dishman joined us in 1998.
JAMES M. FEHLEISON has been Executive Vice President, Integration Services since December 2012. Prior to that, he was Executive Vice President, Corporate Controller, from September 2004 to December 2012. Mr. Fehleison joined us in 2000.

JONAS B. HOLLANDSWORTH has been Executive Vice President, U.S. Sales and Credit Operations since April 2011. Prior to that, he was Senior Vice President, Dealer Services from June 2008 to April 2011 and Vice President, Branch Originations from October 2005 until June 2008. Mr. Hollandsworth joined us in 1999.
J. MICHAEL MAY has been Executive Vice President, Chief Legal Officer and Secretary since July 2006. Prior to that, he was Senior Vice President, Associate Counsel, from June 2001 to July 2006. Mr. May joined us in 1999.
PATRICK J. RAYBALL has been Executive Vice President, Chief Information Officer since December 2012. Prior to that, he was Senior Vice President, Software Solutions from June 2000 to December 2012. Mr. Rayball joined us in 1997.
SUSAN B. SHEFFIELD has been Executive Vice President, Corporate Finance since July 2008. Prior to that, she was Senior Vice President, Structured Finance, from February 2004 to July 2008. Ms. Sheffield joined us in 2001.

JAMES R. VANCE has been Executive Vice President, Pricing Analytics and Product Development since April 2011. Prior to that, he was Senior Vice President, Pricing Analytics and Product Development from August 2010 to April 2011 and Senior Vice President, Operations Controller - Financial Planning and Analysis from September 2006 to August 2010. Mr. Vance joined us in 1998.

ITEM 1A.	RISK FACTORS
The profitability and financial condition of our operations are dependent upon the operations of our parent, General Motors.
A material portion of our business, approximately 44.0% of our total consumer originations and substantially all our commercial lending activities for fiscal 2012, consists of financing or leasing associated with the sale of new GM vehicles and our relationship with GM-franchised dealerships. If there were significant changes in GM's liquidity and capital position and access to the capital markets, the production or sales of GM vehicles to retail customers, the quality or resale value of GM vehicles, or other factors impacting GM or its employees, such changes could significantly affect our profitability and financial condition. In addition, GM sponsors special-rate financing programs available through us. Under these programs, GM makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing the sales of GM vehicles. If GM were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
If the $5.5 billion GM Revolving Credit Facility was no longer available our ability to complete the transactions with Ally could be negatively impacted.
Our ability to continue to purchase contracts and to fund our business is dependent on a number of financing sources.
Dependence on Credit Facilities.    We depend on various credit facilities to initially finance our loan and lease originations.
We cannot guarantee that our credit facilities will continue to be available beyond the current maturity dates on reasonable terms or at all. Additionally, as our volume of loan and lease originations increase, and as our recently launched commercial lending business grows, we will require the expansion of our borrowing capacity on our existing credit facilities or the addition of new credit facilities. The availability of these financing sources depend, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we will have to curtail or suspend origination and funding activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Our credit facilities, other than the $300 million unsecured GM related party credit facility ("GM Related Party Credit Facility"), contain borrowing bases or advance formulas which require us to pledge finance and lease contracts in excess of the amounts which we can borrow under the facilities. We are also required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. In addition, the finance and lease contracts pledged as collateral must be less than 31 days delinquent at periodic measurement dates. Accordingly, increases in delinquencies or defaults on pledged collateral resulting from weakened economic conditions, or due to our inability to execute securitization transactions or any other factor, would require us to pledge additional finance and lease contracts to support the same borrowing levels and to replace delinquent or defaulted collateral. The pledge of additional finance and lease contracts to support our credit facilities would adversely impact our financial position, liquidity, and results of operations.
Additionally, the credit facilities, other than the GM Related Party Credit Facility, generally contain various covenants requiring certain minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings under these facilities.
Dependence on Securitization Program.
General.    We rely upon our ability to transfer receivables to Trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of credit facilities and to purchase additional receivables. Accordingly, adverse changes in our asset-backed securities program or in the asset-backed securities market for automobile receivables in general have in the past, and could in the future, materially adversely affect our ability to purchase and securitize loans on a timely basis and upon terms acceptable to us. Any adverse change or delay would have a material adverse effect on our financial position, liquidity and results of operations.
We will continue to require the execution of securitization transactions in order to fund our future liquidity needs. Additionally, we will require the expansion of our securitization program, or the development of other long-term funding solutions, to fund our U.S. and Canadian lease originations and our commercial lending receivables. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the collateral, breach of financial covenants or portfolio and pool performance measures, disruption of the asset-backed market or otherwise, we will be required to revise the scale of our business, including the possible discontinuation of origination activities, which would have a material adverse effect on our financial position, liquidity, and results of operations.
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
Securitization Structures.  We primarily utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In a senior subordinated securitization for our loan originations, we expect that the highest rated, or triple-A, securities to be sold by us will comprise approximately 70% of the total securities issued. The balance of securities we expect to issue, the subordinated notes, will comprise the remaining 30%. Sizes of the classes depend upon rating agency loss assumptions and loss coverage requirements in addition to the sizing of subordinate bond classes. The market environment for subordinated securities is traditionally smaller than for senior securities and, therefore, can be more challenging than the market for triple-A securities.
There can be no assurance that we will be able to sell the subordinated securities in a senior subordinated securitization, or that the pricing and terms demanded by investors for such securities will be acceptable to us. If we were unable for any reason to sell the subordinated securities in a senior subordinated securitization, we would be required to hold such securities, or find other sources of debt financing which could have a material adverse effect on our financial position, liquidity and results of operations and could force us to curtail or suspend origination activities.
The amount of the initial credit enhancement on future senior subordinated securitizations will be dependent upon the amount of subordinated securities sold and the desired ratings on the securities being sold. The required initial and targeted credit enhancement levels depend, in part, on the net interest margin expected over the life of a securitization, the collateral characteristics of the pool of receivables securitized, credit performance trends of our entire portfolio and the structure of the securitization transaction. Credit enhancement levels may also be impacted by our financial condition and the economic environment. In periods of economic weakness and associated deterioration of credit performance trends, required credit enhancement levels generally increase, particularly for securitizations of higher-risk finance receivables such as our loan portfolio. Higher levels of credit enhancement require significantly greater use of liquidity to execute a securitization transaction. The level of credit enhancement requirements in the future could adversely impact our ability to execute securitization transactions and may affect the timing of such securitizations given the increased amount of liquidity necessary to fund credit enhancement requirements. This, in turn, may adversely impact our ability to opportunistically access the capital markets when conditions are favorable.
There is no guarantee that we will complete the acquisition of some or all of the international operations of Ally and, if completed, our business will be subject to a number of additional risks.
While we have executed agreements to acquire the automotive finance and financial services operations of Ally in Europe and Latin America and Ally's non-controlling equity interests in GMAC-SAIC, we cannot guarantee whether or when we will consummate all or any of these transactions.
If we are successful in completing the acquisition of any portion of the Ally international operations, we could face risks associated with the transition of the acquired operations to us and our ability to successfully manage the acquired operations, which could involve numerous risks, including the following:

•	potential disruption of our present business while we seek to integrate the operations of the acquired operations and distraction of management;

•	difficulty integrating the acquired business operations;

•	exposure of our business to unknown, contingent or other liabilities, including litigation arising in connection with any such acquisition;

•	changes in our business profile in ways that could have unintended negative consequences to us;

•
our inexperience in managing international operations that could expose us to unforeseen consequences or subject us to risks that we are not presently subject to and may not be able to manage effectively, including tax and regulatory risks, risks associated with the conduct of business in new and foreign markets, including differences in laws and local customs and other risks associated with international operations;

•	the failure to achieve the anticipated benefits of international expansion into new markets; and

•	related accounting changes that may adversely affect our financial condition and results of operations.
In addition, if we are successful in completing the acquisition of any portion of the Ally international operations, we could incur substantial amounts of additional indebtedness and our sources of liquidity and capital may decrease materially, which could involve numerous risks, including the following:

•
the incurrence by us of substantial additional amounts of indebtedness, which could potentially include unsecured senior notes, at or around the time of the acquisition and over the course of a period of years following the acquisition, may adversely affect our ability to perform our obligations under our existing indebtedness;

•	a potential substantial reduction in our liquidity to meet our outstanding obligations; and

•
the potential inability to refinance interim financing possibly incurred by us to finance the transaction due to, among other things, disruptions in capital markets, decreased investor interest in debt of issuers such as us, adverse financial and operating performance by us or increasing interest rates.

To service our debt and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors.
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
We expect to continue to require substantial amounts of cash. Our primary cash requirements include the funding of:
•loan purchases pending their securitization;
•lease purchases;
•funding commercial lending receivables;
•acquisitions;
•credit enhancement requirements in connection with securitization and credit facilities;
•interest and principal payments under our credit facilities and other indebtedness;

•	fees and expenses incurred in connection with the securitization and servicing of loans and leases and credit facilities;
•ongoing operating expenses; and
•capital expenditures.
We require substantial amounts of cash to fund our origination and securitization activities. Although we must fund certain credit enhancement requirements upon the closing of a securitization, we typically receive the cash representing excess cash flows and return of credit enhancement deposits over the actual life of the receivables securitized. We also incur transaction costs in connection with a securitization transaction. Accordingly, our strategy of securitizing our newly purchased receivables will require significant amounts of cash. Additionally, we expanded our business to include dealer wholesale and commercial lending for GM-franchised dealers, activities that require substantial amounts of cash to support, particularly until we obtain credit facilities and create a securitization platform to help fund such receivables.
Our primary sources of future liquidity are expected to be:
•payments on loans, leases and commercial lending receivables not yet securitized;
•distributions received from Trusts;
•servicing fees;
•borrowings under our credit facilities or proceeds from securitization transactions; and
•further issuances of other debt securities.
Borrowings under the GM Revolving Credit Facility are for strategic purposes only and are limited by GM's ability to borrow under the facility. We may be able to borrow up to $4 billion or we may be unable to borrow depending upon GM's borrowing activity.   If we do borrow under the facility we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business.
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
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under existing indebtedness.
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
The degree to which we are leveraged creates risks, including:
•we may be unable to satisfy our obligations under our outstanding indebtedness;

•	we may find it more difficult to fund future credit enhancement requirements, operating costs, tax payments, capital expenditures or general corporate expenditures;

•
we may have to dedicate a substantial portion of our cash resources to payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and

•we may be vulnerable to adverse general economic, capital markets and industry conditions.
Our credit facilities, other than the GM Related Party Credit Facility, typically require us to comply with certain financial ratios and covenants, including minimum asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.
If we cannot comply with the requirements in our credit facilities, then the lenders may increase our borrowing costs, remove us as servicer or declare the outstanding debt immediately due and payable. If our debt payments were accelerated, the assets pledged on these facilities might not be sufficient to fully repay the debt. The lenders may foreclose upon their collateral, including the restricted cash in these credit facilities. These events may also result in a default under our senior note indentures. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would materially suffer.
Defaults and prepayments on contracts purchased or originated by us could adversely affect our operations.
Our financial condition, liquidity and results of operations depend, to a material extent, on the performance of loans and leases in our portfolio. Obligors under contracts acquired or originated by us may default during the term of their loan or lease. Generally, we bear the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding contract balance and costs of recovery.
We maintain an allowance for loan losses for consumer finance receivables originated since October 1, 2010 (our "post-acquisition consumer finance receivables" portfolio) which reflects management's estimates of inherent losses for these loans. If the allowance is inadequate, we would recognize the losses in excess of that allowance as an expense and results of operations would be adversely affected. A material adjustment to our allowance for loan losses and the corresponding decrease in earnings could limit our ability to enter into future securitizations and other financings, thus impairing our ability to finance our business.
We also maintain a carrying value adjustment for consumer finance receivables originated prior to October 1, 2010 (our "pre-acquisition consumer finance receivables" portfolio), which includes future credit losses for these loans. Any incremental deterioration on loans in this group beyond the carrying value adjustment will result in an incremental allowance for loan losses being recorded. Improvements or resolutions will not be a direct offset to provisions or charge-offs, but will result in a transfer of the excess non-accretable difference to accretable yield, which will be recorded as finance charge income over the remaining life of the finance receivables.
We are required to deposit substantial amounts of the cash generated by our interests in securitizations sponsored by us to satisfy targeted credit enhancement requirements. An increase in defaults would reduce the cash flows generated by our interests in securitization transactions, lengthening the period required to build targeted credit enhancement levels in the Trusts. Distributions of cash from the securitizations to us would be delayed and the ultimate amount of cash distributable to us would be less, which would have an adverse effect on our liquidity. The targeted credit enhancement levels in future securitizations may also be increased due to an increase in defaults and losses, further impacting our liquidity.
Consumer prepayments affect the amount of finance charge income we receive over the life of the loans. If prepayment levels increase for any reason and we are not able to replace the prepaid receivables with newly-originated loans, we will receive less finance charge income and our results of operations may be adversely affected.
Failure to implement our business strategy could adversely affect our operations.
Our financial position, liquidity and results of operations depend on management's ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired origination volume, continued and successful use of proprietary scoring models for credit risk assessment and risk-based pricing, the use of effective credit risk management techniques and servicing strategies, implementation of effective servicing and collection practices, continued investment in technology to support operating efficiency, implementation of floorplan and commercial lending programs for GM-franchised dealers and continued access to funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.
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

Our profitability is dependent upon consumer demand for automobiles and automobile financing and the ability of consumers to repay loans and leases, and our business may be negatively affected during times of low automobile sales, fluctuating wholesale prices and lease residual values, rising interest rates, volatility in the Canadian to U.S. dollar exchange rate and high unemployment.
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
Wholesale Auction Values.    We sell repossessed automobiles at wholesale auction markets located throughout the United States and Canada. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We also sell automobiles returned to us at the end of lease terms. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or slack consumer demand will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, financial difficulties of the new vehicle manufacturers, discontinuance of vehicle brands and models and from increased volume of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the wholesale auction values of certain types of vehicles.
Leased Vehicle Residual Values and Return Rates. We project expected residual values and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles and general economic conditions. All of these, alone or in combination, have the potential to adversely affect the profitability of our lease program and financial results.
Interest Rates.    Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our portfolio. As the level of interest rates change, our gross interest rate spread on new originations either increases or decreases since the rates charged on the contracts purchased from dealers are fixed rate and are limited by market and competitive conditions, restricting our opportunity to pass on increased interest costs to the consumer. We believe that our financial position, liquidity and results of operations could be adversely affected during any period of higher interest rates, possibly to a material degree. We monitor the interest rate environment and may employ hedging strategies designed to mitigate the impact of increases in interest rates. We can provide no assurance, however, that hedging strategies will mitigate the impact of increases in interest rates.
Foreign Currency Exchange Rates.    We are exposed to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates cannot always be predicted or hedged. As a result, unfavorable changes in the Canadian dollar could have an effect on our financial condition, liquidity and results of operations.
Labor Market Conditions.    Competition to hire and retain personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our delinquency, default and net loss rates, our ability to grow and, ultimately, our financial condition, liquidity and results of operations.

A security breach or a cyber attack could adversely affect our business.
A security breach or cyber attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate our customers' personal information or contract information, or if we give third parties or our employees improper access to our customers' personal information or contract information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.
We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to protect against security breaches and cyber attacks, but our failure to prevent such security breaches and cyber attacks could subject us to liability, decrease our profitability and damage our reputation.
Regulation.    Reference should be made to Item 1. "Business – Regulation" for a discussion of regulatory risk factors.
Competition.    Reference should be made to Item 1. "Business – Competition" for a discussion of competitive risk factors.

ITEM 2.	PROPERTIES
Our executive offices are located at 801 Cherry Street, Suite 3500, Fort Worth, Texas, in a 95,000 square foot office space under a lease that expires in May 2019.
We also lease 66,000 square feet of office space in Charlotte, North Carolina under a lease expiring in June 2021, 89,000 square feet of office space in Peterborough, Ontario under a lease expiring in July 2019, 62,000 square feet of office space in Chandler, Arizona under a lease expiring in August 2018 and 250,000 square feet of office space in Arlington, Texas, under a lease expiring in August 2017. We also own 263,000 square feet of office space in Arlington, Texas. Our Canadian auto leasing operations are housed in a 37,000 square foot facility in Toronto, Ontario under a lease expiring in August 2014. Our regional credit centers are generally leased under agreements with original terms of three to seven years. Such facilities are typically located in suburban office buildings and consist of between 3,000 and 15,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of our issued and outstanding equity securities are owned by a single holder and there is not an established public trading market for our common stock. We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in the operation of the business and do not anticipate paying any cash dividends in the foreseeable future; provided, however, that we may reexamine this policy with our sole shareholder at any time.

ITEM 6.	SELECTED FINANCIAL DATA
The table below summarizes selected financial information (dollars in thousands, except per share data). For additional information, refer to the audited consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data. After the Merger, AmeriCredit Corp. ("Predecessor") was renamed General Motors Financial Company, Inc. ('Successor") and the "Selected Financial Data" for periods preceding and succeeding the Merger have been derived from the consolidated financial statements of the Predecessor and the Successor, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect the application of purchase accounting.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Years Ended June 30,
					2010	2009	2008
Operating Data
Finance charge income	$1,594,174	$1,246,687	$264,347	$342,349	$1,431,319	$1,902,684	$2,382,484
Leased vehicle income	289,256	97,676	4,418	15,888	44,316	47,073	40,679
Other revenue	77,105	65,625	12,406	14,387	47,182	117,567	119,919
Total revenue	$1,960,535	$1,409,988	$281,171	$372,624	$1,522,817	$2,067,324	$2,543,082
Impairment of goodwill							212,595
Net income (loss)	$463,126	$385,527	$74,633	$51,300	$220,546	$(10,889)	$(82,369)
Basic earnings (loss) per share	(a)	(a)	(a)	0.38	1.65	(0.09)	(0.72)
Diluted earnings (loss) per share	(a)	(a)	(a)	0.37	1.60	(0.09)	(0.72)
Diluted weighted average shares	(a)	(a)	(a)	140,302,755	138,179,945	125,239,241	114,962,241
Other Data
Consumer origination volume(b)	$6,921,657	$6,071,560	$945,467	$959,004	$2,137,620	$1,285,091	$6,293,494

	Successor			Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010	June 30, 2010	June 30, 2009	June 30, 2008
Balance Sheet Data
Cash and cash equivalents	$1,289,494	$572,297	$194,554	$282,273	$193,287	$433,493
Finance receivables, net	10,998,274	9,162,492	8,197,324	8,160,208	10,037,329	14,030,299
Leased vehicles, net	1,702,867	809,491	46,780	94,677	156,387	210,857
Total assets	16,197,071	13,042,920	10,918,738	9,881,033	11,958,327	16,508,201
Credit facilities	354,203	1,099,391	831,802	598,946	1,630,133	2,928,161
Securitization notes payable	9,023,308	6,937,841	6,128,217	6,108,976	7,426,687	10,420,327
Senior notes	1,500,000	500,000	70,054	70,620	91,620	200,000
Convertible senior notes		500	1,446	414,068	392,514	642,599
Total liabilities	11,817,844	9,119,882	7,388,630	7,480,609	9,851,019	14,542,939
Shareholder's equity	4,379,227	3,923,038	3,530,108	2,400,424	2,107,308	1,965,262
_________________

(a)	As a result of the Merger, our common stock is owned by a single holder and is no longer publicly traded and earnings per share is no longer required.

(b)
Amounts for years ended December 31, 2012 and 2011 and the period from October 1, 2010 through December 31, 2010 and fiscal year ended June 30, 2008 include $1,342.8 million, $986.8 million, $10.7 million and $218.1 million of contracts purchased through our leasing programs in U.S. and Canada, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We were acquired by GM on October 1, 2010. In December 2010, we began offering a lease product through GM-franchised dealerships, and in April 2012, we launched a commercial lending platform in the U.S. to further support our GM-franchised dealer relationships. We generate revenue and cash flows primarily through the purchase or origination, retention, subsequent securitization and servicing of finance receivables and lease contracts. As used herein, "loans" or "finance receivables" include auto finance contracts originated by dealers and purchased by us and commercial lending receivables funded by us. To fund the acquisition of finance receivables and lease contracts prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge and other income on the finance receivables and lease contracts and pay interest expense on borrowings under our credit facilities.
Through wholly-owned subsidiaries, we periodically transfer receivables to Trusts that issue asset-backed securities to investors. We retain an interest in these securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of asset-backed securities issued by the Trusts, as well as the estimated future excess cash flows expected to be received by us over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.
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
Definitive Agreement to Acquire Certain Ally Financial International Operations
In November 2012, we entered into an agreement with Ally to acquire 100% of the outstanding equity interests of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally’s non-controlling equity interests in GMAC-SAIC Automotive Finance Company Limited, which conducts automotive finance and other financial services in China. The combined consideration will be approximately $4.2 billion, in cash, subject to certain closing adjustments. The transactions are anticipated to be funded by an estimated $2 billion capital contribution from GM, our excess liquidity and incurrence of additional debt. These transactions will enable us to provide automotive finance and other financial services to customers in European, Latin American and Chinese markets. The transactions contemplated by the agreements are subject to satisfaction of certain closing conditions, including obtaining applicable regulatory approvals and third party consents and other customary closing conditions, and are expected to close in stages throughout 2013. If the entire acquisition is completed, our assets would increase to approximately $33 billion and our consolidated debt would increase to approximately $27 billion.
GM Revolving Credit Facility
In November 2012, GM entered into a three-year, $5.5 billion secured revolving credit facility that includes a GM Financial borrowing sub-limit of $4.0 billion. We may borrow against this facility for strategic initiatives and for general corporate purposes. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our or our subsidiaries' assets secure this facility.
General Motors Merger
On October 1, 2010, pursuant to the terms of the Merger Agreement, dated as of July 21, 2010, with GM Holdings, a Delaware limited liability company and a wholly-owned subsidiary of GM, and Goalie Texas Holdco Inc., a Texas corporation and Merger Sub, GM Holdings completed its $3.5 billion acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. Following the Merger, our name was changed to GM Financial.
On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle. As a result of this change, this Form 10-K reports our financial results for the three month transition period of July 1, 2010 through September 30, 2010, labeled "Predecessor" and the three month transition period of October 1, 2010 through December 31, 2010, labeled "Successor". Due to the change in basis resulting from the application of purchase accounting, the results of operations of the Predecessor and Successor are not comparable. The years ended December 31, 2012, 2011, and June 30, 2010 reflect the twelve-month results of the respective fiscal year and are referred to herein as fiscal 2012, 2011 and 2010.
All references to "years", "fiscal" and "fiscal year", unless otherwise noted refer to the twelve month fiscal year, which prior to July 1, 2010, ended on June 30, and beginning January 1, 2011, ends on December 31 of each year.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. The accounting estimates that we believe are the most critical to understanding and evaluating our reported financial results include the following:
Purchase Accounting
The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 12 – "Fair Values of Assets and Liabilities" to the consolidated financial statements for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.
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
In accordance with the accounting for goodwill, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. See Note 1 - "Summary of Significant Accounting Policies - Goodwill" to the consolidated financial statements for additional information regarding goodwill. See Note 2 – "Financial Statement Effects of the Merger" to the consolidated financial statements for additional information of the purchase price allocation.
Consumer Finance Receivables and the Allowance for Loan Losses
Pre-Acquisition Consumer Finance Receivables
Consumer finance receivables originated prior to the acquisition were adjusted to fair value at October 1, 2010. As a result of purchase accounting for the Merger, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. The fair value of the receivables was less than the principal amount of those receivables, thus resulting in a discount to par. This discount was attributable, in part, to estimate future credit losses that did not exist at the origination of the loans.
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

As a result of purchase accounting for the Merger, we evaluated the common risk characteristics of the loan portfolio and split it into several pools. Once a pool of loans is assembled, the integrity of the pool is maintained. A loan is removed from a pool only if it is sold or paid in full, or the loan is written off. Our policy is to remove a written-off loan individually from a pool based on comparing any amount received with its contractual amount. Any difference between these amounts is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full there is no release of the non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.
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
Post-Acquisition Consumer Finance Receivables and Allowance for Loan Losses
Consumer finance receivables originated since the acquisition are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our post-acquisition consumer finance receivables.
The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the post-acquisition consumer finance receivables as of the balance sheet date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine the loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged-off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income.
A 10% and 20% increase in cumulative charge-offs on the post-acquisition portfolio over the loss confirmation period would increase the allowance for loan losses as of December 31, 2012, as follows (in thousands):

	10% increase	20% increase
Impact on allowance for loan losses	$34,474	$68,948
We believe that the allowance for loan losses on consumer finance receivables is adequate to cover probable losses inherent in our post-acquisition consumer finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
Net credit losses, which is the sum of the write-offs of contractual amounts on the pre-acquisition portfolio and the charge-offs on the post-acquisition portfolio, is a non-Generally Accepted Accounting Principle ("U. S. GAAP") measure. See "Credit Quality - Credit Losses - non-U.S. GAAP measure" for a reconciliation of charge-offs to total credit losses on the combined portfolio.

Commercial Finance Receivables and Allowance for Loan Losses
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. We reviewed the loss confirmation period as well as performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based on our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.
A 10% and 20% increase in cumulative charge-offs on the commercial finance receivable portfolio over the loss confirmation period would increase the allowance for loan losses as of December 31, 2012, as follows (in thousands):

	10% increase	20% increase
Impact on allowance for loan losses	$610	$1,220
We believe that the allowance for loan losses for commercial finance receivables is adequate to cover probable losses inherent in our portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
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
In addition to estimating the residual value at lease termination, we must also evaluate the carrying value of the operating lease assets, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset.
  Our depreciation methodology on operating lease assets considers our expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (i) estimated market value information obtained and used by management in estimating residual values, (ii) proper identification and estimation of business conditions, (iii) our remarketing abilities and (iv) vehicle and marketing programs of our parent company. Changes in these assumptions could have a significant impact on the value of the lease residuals.

Income Taxes
We are subject to income tax in the United States and Canada. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax return. Similarly, we also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. We continue to file separate returns in those state, local and foreign taxing jurisdictions where filing a separate return is mandated. In the ordinary course of our business, there may be transactions, structures and filing positions where the ultimate tax outcome is uncertain. At any point in time, multiple tax years are subject to audit by various taxing jurisdictions and we record liabilities for estimated tax results based on the requirements of accounting for uncertainty in income taxes. Management believes that the estimates it records are reasonable. However, due to expiring statutes of limitations, audits, settlements, changes in tax law or new authoritative rulings, no assurance can be given that the final outcome of these matters will be comparable to what was reflected in the historical income tax provisions and accruals. We may need to adjust our accrued tax assets or liabilities if actual results differ from estimates, or if we adjust the assumptions used in the computation of the estimated tax results. These adjustments could materially impact the effective tax rate, earnings, accrued tax balances and cash.
As a part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. Unless recovery is more likely than not, the income tax provision must be increased by recording a valuation allowance. In evaluating the need for a valuation allowance, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the deferred tax assets depends in part on the existence of sufficient taxable income within the carryback and carryforward period available under the tax law. Other criteria which are considered in evaluating the need for a valuation allowance include the existence of deferred tax liabilities that can be used to realize deferred tax assets. Based upon our review of all negative and positive evidence in existence at December 31, 2012, management believes it is more likely than not that all deferred tax assets will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets. Our judgment regarding evidence, including future taxable income, may change due to evolving corporate and operational strategies, market conditions, changes in U.S., state or international tax laws and other factors which may later alter our judgment of the utilization of these assets.
On our separate financial statements, we account for income taxes on a separate return basis using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards. For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated federal and state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses could be carried back as if we had filed separate income tax returns. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral cannot exceed $650 million. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of December 31, 2012, a difference of $0.8 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our consolidated financial statements through additional paid-in capital. As of December 31, 2012, we have recorded related party taxes payable to GM in the amount of $558.6 million, representing the tax effects of income earned subsequent to the Merger with GM.

PRESENTATION AND ANALYSIS OF RESULTS
This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. The results of operations are presented for five periods: fiscal 2012 and 2011 and the three months ended December 31, 2010 ("Successor"), and the three months ended September 30, 2010 and fiscal 2010 ("Predecessor"). Some periods are not comparable due to the merger with GM and the application of purchasing accounting.
RESULTS OF OPERATIONS
Year Ended December 31, 2012 as compared to
Year Ended December 31, 2011 – Successor
Finance Receivables
A summary of our consumer finance receivables is as follows (in thousands):

	Successor
Years Ended December 31,	2012	2011
Pre-acquisition finance receivables, carrying value, beginning of period	$4,027,361	$7,299,963
Post-acquisition finance receivables, beginning of period	5,313,899	923,713
	9,341,260	8,223,676
Loans purchased	5,578,839	5,084,800
Charge-offs	(304,293)	(66,080)
Principal collections and other	(3,657,008)	(3,418,088)
Change in carrying value adjustment on the pre-acquisition finance receivables	(169,680)	(483,048)
Balance at end of period	$10,789,118	$9,341,260
The average new loan size increased to $21,270 for fiscal 2012 from $20,697 for fiscal 2011 resulting from an increase in new car loans financed under the GM subvention program which are typically financed at higher amounts. The average annual percentage rate for finance receivables purchased during fiscal 2012 decreased to 14.1% from 14.6% for fiscal 2011 as a result of an increase in new car loans financed under the GM subvention program which are typically financed at lower average annual percentage rates.
A summary of our commercial finance receivables is as follows (in thousands):

Successor
Year Ended December 31,	2012
Loans funded	$1,227,287
Principal collections and other	(667,288)
Balance at end of period	$559,999
Leased Vehicles
A summary of our leased vehicles is as follows (in thousands):

	Successor
Years Ended December 31,	2012	2011
Balance at beginning of period	$886,956	$51,515
Leased vehicles purchased	1,342,818	1,000,200
Leased vehicles returned - end of term	(76,052)	(28,723)
Leased vehicles returned - default	(7,492)	(1,139)
Manufacturer incentives	(180,462)	(126,520)
Foreign currency translation	9,856	(8,377)
Balance at end of period	$1,975,624	$886,956

Average Earning Assets
Average earning assets are as follows (in thousands):

	Successor
Years Ended December 31,	2012	2011
Average consumer finance receivables	$10,421,389	$9,112,464
Average commercial finance receivables	177,841
Average finance receivables	10,599,230	9,112,464
Average leased vehicles, net	1,323,832	428,136
Average earning assets	$11,923,062	$9,540,600
Revenue
Finance charge income increased to $1,594.2 million for fiscal 2012 from $1,246.7 million for fiscal 2011 primarily due to a 14.4% increase in average consumer finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable difference to accretable yield. The effective yield on our consumer finance receivables was 15.3% for fiscal 2012 compared to 13.7% for fiscal 2011. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield.
Leased vehicle income increased by 196.1% to $289.3 million for fiscal 2012 from $97.7 million for fiscal 2011, due to the increased size of the leased asset portfolio.
Other income consists of the following (in thousands):

	Successor
Years Ended December 31,	2012	2011
Commercial lending income	$6,592	$
Investment income	2,718	1,471
Late fees, commission income and other income	67,795	64,154
	$77,105	$65,625
Costs and Expenses
Operating Expenses
Operating expenses were $397.6 million for fiscal 2012 compared to $338.5 million for fiscal 2011. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Due to increased headcount to support origination structure and new lending programs, our personnel costs increased by $44.0 million for fiscal 2012 and represented 74.9% and 75.0% of total operating expenses for fiscal 2012 and 2011, respectively.
Operating expenses as a percentage of average earning assets were 3.3% and 3.5% for fiscal 2012 and 2011, respectively, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 215.1% to $211.4 million for fiscal 2012 from $67.1 million for fiscal 2011 due to increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets as well as the gain or loss on the disposition of the leased assets.
Provision for Loan Losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for fiscal 2012 and 2011 reflect inherent losses on receivables originated during the periods and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for consumer loan losses increased to $297.6 million for fiscal 2012 from $178.4 million for fiscal 2011 as a result of the increase in the size of the post-acquisition consumer finance receivables portfolio. As a percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.1% for fiscal 2012 compared to 5.6% for fiscal 2011.
An allowance for loan losses on commercial finance receivables was established during fiscal 2012 with a provision of $6.1 million for fiscal 2012.
Interest Expense
Interest expense increased by $79.1 million to $283.3 million for fiscal 2012 from $204.2 million for fiscal 2011. The increase was primarily as a result of an increase in average debt outstanding to $9.5 billion for fiscal 2012, from $7.6 billion for fiscal 2011. Our effective rate of interest expense on our debt was 3.0% for fiscal 2012 compared to 2.7% for fiscal 2011. The effective rate increased as a result of the 4.75% senior notes issued in August 2012 and 6.75% senior notes issued in June 2011.
Acquisition Expenses
Acquisition expenses for fiscal 2012 of $20.4 million primarily represent advisory, legal and professional fees and other costs related to the pending acquisition of Ally's auto finance and financial services operations in Europe, Latin America and China.
Taxes
Our effective income tax rate was 37.8% and 38.0% for fiscal 2012 and 2011, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) consisted of the following (in thousands):

	Successor
Years Ended December 31,	2012	2011
Unrealized (losses) gains on cash flow hedges	$(2,449)	$2,852
Foreign currency translation adjustment	5,913	(10,981)
Income tax benefit (provision)	899	(1,046)
	$4,363	$(9,175)
Cash Flow Hedges
Unrealized (losses) gains on cash flow hedges consisted of the following (in thousands):

	Successor
Years Ended December 31,	2012	2011
Unrealized losses related to changes in fair value	$(66)	$(50)
Reclassification of net unrealized (gains) losses into earnings	(2,383)	2,902
	$(2,449)	$2,852
Unrealized gains (losses) on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains (losses) of $5.9 million and $(11.0) million for fiscal 2012 and 2011, respectively, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the year.

Three Months Ended December 31, 2010 – Successor
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
The average new loan size was $19,550 for the three months ended December 31, 2010. The average annual percentage rate for consumer finance receivables purchased during the three months ended December 31, 2010 was 15.2%.
Leased Vehicles
A summary of our leased vehicles is as follows (in thousands):

Successor
Three Months Ended December 31,	2010
Balance at beginning of period	$54,730
Leased vehicles purchased	11,371
Leased vehicles returns - end of term	(14,041)
Leased vehicles returns - default	(545)
Balance at end of period	$51,515
Average Earning Assets
Average earning assets are as follows (in thousands):

Successor
Three Months Ended December 31,	2010
Average consumer finance receivables	$8,679,506
Average leased vehicles, net	50,144
Average earning assets	$8,729,650
Revenue
Finance charge income was $264.3 million for the three months ended December 31, 2010. The effective yield on our consumer finance receivables was 12.1% for the three months ended December 31, 2010. The effective yield, as a percentage of average consumer finance receivables, is lower than the contractual rates of our auto finance contracts due to consumer finance receivables in nonaccrual status and because the accretable yield is lower than the contractual rate.
Leased vehicle income was $4.4 million for three months ended December 31, 2010.
Other income consists of the following (in thousands):

Successor
Three Months Ended December 31,	2010
Investment income	$608
Late fees, commission income and other income	11,798
$12,406

Costs and Expenses
Operating Expenses
Operating expenses were $70.4 million for the three months ended December 31, 2010. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 71.7% of total operating expenses for the three months ended December 31, 2010.
Operating expenses as an annualized percentage of average earning assets were 3.2% for the three months ended December 31, 2010.
Provision for Loan Losses
Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses was $26.4 million for the three months ended December 31, 2010. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 5.7% for the three months ended December 31, 2010.
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
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains of $1.8 million for the three months ended December 31, 2010 were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates during the three months ended December 31, 2010.

Three Months Ended September 30, 2010 - Predecessor
Consumer Finance Receivables
A summary of our consumer finance receivables is as follows (in thousands):

Predecessor
Three Months Ended September 30,	2010
Balance at beginning of period	$8,733,518
Loans purchased	959,004
Charge-offs	(217,520)
Principal collections and other	(799,427)
Balance at end of period	$8,675,575
The average new loan size was $19,065 for the three months ended September 30, 2010. The average annual percentage rate for consumer finance receivables purchased during the three months ended September 30, 2010, was 15.8%.
Leased Vehicles
A summary of our leased vehicles is as follows (in thousands):

Predecessor
Three Months Ended September 30,	2010
Balance at beginning of period	$190,300
Leased vehicles returns - end of term	(75,986)
Leased vehicles returns - default	(850)
Balance at end of period	$113,464
Average Earning Assets
Average earning assets are as follows (in thousands):

Predecessor
Three Months Ended September 30,	2010
Average consumer finance receivables	$8,718,310
Average leased vehicles, net	74,704
Average earning assets	$8,793,014
Revenue
Finance charge income was $342.3 million for the three months ended September 30, 2010. The effective yield on our consumer finance receivables was15.6% for the three months ended September 30, 2010. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables.
Leased vehicle income was $15.9 million for the three months ended September 30, 2010.
Other income consists of the following (in thousands):

Predecessor
Three Months Ended September 30,	2010
Investment income	$700
Late fees and other income	13,687
$14,387

Costs and Expenses
Operating Expenses
Operating expenses were $68.9 million for the three months ended September 30, 2010. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 75.5% of total operating expenses for the three months ended September 30, 2010.
Operating expenses as an annualized percentage of average earning assets were 3.1% for the three months ended September 30, 2010.
Provision for Loan losses
Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of consumer finance receivables. The provision for loan losses recorded for the three months ended September 30, 2010 reflects inherent losses on receivables originated during the quarter and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $74.6 million for the three months ended September 30, 2010. As an annualized percentage of average consumer finance receivables, the provision for loan losses was 3.4% for the three months ended September 30, 2010.
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
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains of $2.1 million for the three months ended September 30, 2010, were included in other comprehensive income. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates during the three months ended September 30, 2010.

Year Ended June 30, 2010 – Predecessor
Consumer Finance Receivables
A summary of our consumer finance receivables is as follows (in thousands):

Predecessor
Year Ended June 30,	2010
Balance at beginning of period	$10,927,969
Loans purchased	2,137,620
Charge-offs	(1,249,298)
Principal collections and other	(3,082,773)
Balance at end of period	$8,733,518
The average new loan size was $18,209 for fiscal 2010. The average annual percentage rate for consumer finance receivables purchased during fiscal 2010 was 17.0% for fiscal 2010.
Leased Vehicles
A summary of our leased vehicles is as follows (in thousands):

Predecessor
Year Ended June 30,	2010
Balance at beginning of period	$239,646
Leased vehicle returns - end of term	(45,040)
Leased vehicle returns - default	(4,306)
Balance at end of period	$190,300
Average Earning Assets
Average earning assets are as follows (in thousands):

Predecessor
Year Ended June 30,	2010
Average consumer finance receivables	$9,495,125
Average leased vehicles, net	125,532
Average earning assets	$9,620,657
Revenue
Finance charge income was $1,431.3 million for fiscal 2010. The effective yield on our consumer finance receivables was 15.1% for fiscal 2010. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables and is lower than the contractual rates of our auto finance contracts due to consumer finance receivables in nonaccrual status.
Leased vehicle income was $44.3 million for fiscal 2010.
Other income consists of the following (in thousands):

Predecessor
Year Ended June 30,	2010
Investment income	$2,989
Late fees and other income	43,910
Gain on retirement of debt	283
$47,182

Costs and Expenses
Operating Expenses
Operating expenses were $288.8 million for fiscal 2010. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Personnel costs represented 74.2% of total operating expenses for fiscal 2010.
Operating expenses as a percentage of average earning assets was 3.0% for fiscal 2010.
Provision for Loan Losses
Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of consumer finance receivables. The provision for loan losses recorded for fiscal 2010 reflects inherent losses on receivables originated during the year and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses was $388.1 million for fiscal 2010. As a percentage of average consumer finance receivables, the provision for loan losses was 4.1% for fiscal 2010.
Interest Expense
Interest expense was $457.2 million for fiscal 2010. Average debt outstanding was $8.0 billion for fiscal 2010. Our effective rate of interest paid on our debt was 5.7% for fiscal 2010.
Taxes
Our effective income tax rate was 37.6% for fiscal 2010.
Other Comprehensive Income
Other comprehensive income consisted of the following (in thousands):

Predecessor
Year Ended June 30,	2010
Unrealized gains on cash flow hedges	$43,306
Foreign currency translation adjustment	8,230
Income tax provision	(18,567)
$32,969
Cash Flow Hedges
Unrealized gains on cash flow hedges consisted of the following (in thousands):

Predecessor
Year Ended June 30,	2010
Unrealized losses related to changes in fair value	$(36,761)
Reclassification of net unrealized losses into earnings	80,067
$43,306
Unrealized losses related to changes in fair value for fiscal 2010 were due to changes in the fair value of interest rate swap agreements that were designated as cash flow hedges for accounting purposes. The fair value of the interest rate swap agreements changed in fiscal 2010 because of significant declines in forward interest rates.
Unrealized gains on cash flow hedges of our floating rate debt are reclassified into earnings when interest rate fluctuations on securitization notes payable or other hedged items affect earnings.
Foreign Currency Translation Adjustment
Foreign currency translation adjustment gains of $8.2 million were included in other comprehensive loss for fiscal 2010. The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar exchange rates during fiscal 2010.

CREDIT QUALITY
Consumer Finance Receivables
We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in thousands):

	Successor
	December 31, 2012	December 31, 2011
Pre-acquisition consumer finance receivables - outstanding balance	$2,161,863	$4,366,075
Pre-acquisition consumer finance receivables - carrying value	$1,958,204	$4,027,361
Post-acquisition consumer finance receivables, net of fees	8,830,914	5,313,899
Less: allowance for loan losses	(344,740)	(178,768)
Total consumer finance receivables, net	$10,444,378	$9,162,492
Number of outstanding contracts	740,814	727,684
Average amount of outstanding contract (in dollars)(a)	$14,839	$13,302
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables	3.9%	3.4%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

Delinquency
The following is a summary of consumer finance receivables (based upon contractual amount due, which is not materially different than recorded investment) that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged-off (dollars in thousands):

	Successor
	December 31, 2012		December 31, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$672,580	6.1%	$517,083	5.3%
Greater-than-60 days	229,879	2.1	181,691	1.9
	902,459	8.2	698,774	7.2
In repossession	30,906	0.3	26,824	0.3
	$933,365	8.5%	$725,598	7.5%
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
Delinquencies increased from December 31, 2011 to December 31, 2012 consistent with a greater concentration of loans originated in 2011 and 2012 with lower average credit scores than loans originated in prior years.

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
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 5.7%, 5.3%, 6.2%, 6.1% and 7.3% for fiscal 2012 and 2011, the three months ended December 31, 2010, the three months ended September 30, 2010 and fiscal 2010, respectively.
The following is a summary of deferrals as a percentage of consumer finance receivables outstanding:

	Successor
	December 31, 2012	December 31, 2011
Never deferred	77.8%	78.1%
Deferred:
1-2 times	18.1	15.3
3-4 times	4.1	6.5
Greater than 4 times		0.1
Total deferred	22.2	21.9
Total	100.0%	100.0%
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
Changes in deferment levels do not have a direct impact on the ultimate amount of consumer finance receivables charged-off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged-off, historical charge-off ratios, loss confirmation periods and cash flow forecasts for loans classified as troubled debt restructurings ("TDRs") used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

Troubled Debt Restructurings
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance as of December 31, 2012 is shown below (in thousands):

Successor
December 31, 2012
Outstanding recorded investment	$228,320
Less: allowance for loan losses	(32,575)
Outstanding recorded investment, net of allowance	$195,745
Unpaid principal balance	$231,844
At December 31, 2011, the amount of consumer finance receivables in the post-acquisition portfolio that would be considered TDRs was insignificant.
Additional information about loans classified as TDRs is shown below (in thousands):

Successor
Year Ended December 31, 2012
Average recorded investment	$101,574
Finance charge income recognized	11,081
The following table provides information on loans at the time they became classified as TDRs (dollars in thousands):

	Successor
	Year Ended December 31, 2012
	Number of Accounts	Amount
Recorded investment	12,882	$242,521
A redefault is when an account meets the requirements for evaluation under our charge-off policy (Refer to Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements for additional information). The following table presents the unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR (in thousands):

Successor
Year Ended December 31, 2012
Net recorded investment charged-off on TDRs that subsequently defaulted	$3,742
Credit Losses - non-U.S. GAAP measure
We analyze portfolio performance of both the pre-acquisition and post-acquisition portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, credit losses, on a combined basis, facilitates comparisons of current and historical results.

The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in thousands):

	Successor			Predecessor
			Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011			Year Ended June 30, 2010
Consumer finance receivables:
Charge-offs	$304,293	$66,080		$217,520	$1,249,298
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	304,736	568,558	$221,046
Total credit losses on the combined portfolio (a)	$609,029	$634,638	$221,046	$217,520	$1,249,298
_________________

(a)	Total credit losses is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our consumer finance receivables portfolio (dollars in thousands):

	Successor			Predecessor
			Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010
	Year Ended December 31, 2012	Year Ended December 31, 2011			Year Ended June 30, 2010

Repossession credit losses	$590,399	$638,462	$219,665	$211,426	$1,232,318
Less: Recoveries	(352,775)	(345,605)	(100,904)	(98,081)	(543,910)
Mandatory credit losses(a)	18,630	(3,824)	1,381	6,094	16,980
Net credit losses	$256,254	$289,033	$120,142	$119,439	$705,388
Net annualized credit losses as a percentage of average consumer finance receivables(b):	2.5%	3.2%	5.5%	5.4%	7.4%
Recoveries as a percentage of gross repossession credit losses:	59.8%	54.1%	45.9%	46.4%	44.1%
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
While the accounting related to charge-offs has been impacted by the application of purchase accounting related to our acquisition by GM, the dollar amount and percentage of net credit losses is comparable between the pre-acquisition and the post-acquisition portfolios. Net credit losses as a percentage of average consumer finance receivables outstanding may vary from period to period based upon the average credit scores in the portfolio which reflects our underwriting strategies and risk tolerance, the average age or seasoning of the portfolio and economic conditions. Net credit losses have generally trended down since fiscal 2009 as a result of the favorable credit performance of loans originated since early calendar year 2008, stabilization of economic conditions and improved recovery rates on repossessed collateral, even as the average credit scores of loans originated since 2009 have trended down as our credit risk appetite expanded.

Commercial Finance Receivables
The following tables present certain data related to the commercial finance receivables portfolio (dollars in thousands):

Successor
December 31, 2012
Commercial finance receivables, net of fees	$559,999
Less: allowance for loan losses	(6,103)
Total commercial finance receivables, net	$553,896
Number of dealers	101
Average carrying amount per dealer	$5,484
Commercial receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At December 31, 2012, there were no outstanding commercial receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during fiscal 2012 and at December 31, 2012, all commercial finance receivables were current with respect to payment status.
Leased Vehicles
At December 31, 2012 and 2011, 99.3% and 99.6%, respectively, of our leases were current with respect to payment status. Leased vehicles returned as a result of a default were $7.5 million and $1.1 million for fiscal 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge and other income, servicing fees, distributions from Trusts, borrowings under credit facilities, transfers of consumer finance receivables to Trusts in securitization transactions, collections and recoveries on consumer finance receivables and issuances of senior notes and other debt securities. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of credit facilities and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.
We used cash of $5,556.2 million, $5,020.6 million, $947.3 million, $940.8 million and $2,090.6 million for the purchase of consumer finance receivables during fiscal 2012 and 2011, the three months ended December 31, 2010, the three months ended September 30, 2010 and fiscal 2010, respectively. We used cash of $1,224.1 million for the funding of commercial finance receivables during fiscal 2012. We used cash of $1,077.2 million, $857.1 million and $10.7 million for the purchase of leased vehicles during fiscal 2012 and 2011 and the three months ended December 31, 2010, respectively. These purchases were funded initially utilizing cash and borrowings on our credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions.
Liquidity
Our available liquidity for daily operations consists of the following (in thousands):

	Successor
	December 31, 2012	December 31, 2011
Cash and cash equivalents	$1,289,494	$572,297
Borrowing capacity on unpledged eligible assets	1,348,731	681,161
Borrowing capacity on GM Related Party Credit Facility	300,000	300,000
	$2,938,225	$1,553,458
The increase in liquidity is primarily due to the issuance of $1.0 billion of 4.75% senior notes in August 2012, improved credit performance on consumer finance receivables which leads to an increase in distributions from Trusts and the unwind of several older securitizations with high enhancement levels. Our current level of liquidity is considered sufficient to meet our obligations.

Our available liquidity for strategic initiatives consists of the following (in thousands):

Successor
December 31, 2012
Borrowing capacity on GM Revolving Credit Facility(a)	$4,000,000
$4,000,000
_________________

(a)
Our borrowings under the facility are limited by GM's ability to borrow under the facility.  Therefore, we may be able to borrow up to $4 billion or we may be unable to borrow depending upon GM's borrowing activity.   If we do borrow under the facility we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our or our subsidiaries' assets secure this facility.

Credit Facilities
In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.
As of December 31, 2012, credit facilities(a) consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility(b)	$2,500,000
Lease warehouse facility – U.S.(c)	600,000
Lease warehouse facility – Canada(d)	803,455	$354,203
GM Related Party Credit Facility(e)	300,000
		$354,203
_________________

(a)	Does not include available borrowings on the GM Revolving Credit Facility. There were no borrowings on this facility in fiscal 2012.

(b)
In May 2013, when the revolving period ends, and if the facility is not renewed, any outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(c)
In January 2013, the facility was renewed and extended to May 2014. In May 2014 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until November 2019 when any outstanding balance will be due and payable.

(d)
In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$800.0 million, and advances outstanding of C$352.7 million at December 31, 2012.

(e)	In August 2012, we renewed the GM Related Party Credit Facility with GM Holdings, with a maturity date of September 2013.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during fiscal 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.44%	$80,727	$621,257
Lease warehouse facility – Canada(a)	2.70%	298,212	370,076
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$296.9 million and C$368.5 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM Related Party Credit Facility during fiscal 2012.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility, lease warehouse facility – U.S. and lease warehouse facility – Canada during fiscal 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.56%	$296,576	$826,859
Lease warehouse facility – U.S.	1.60%	24,027	182,749
Lease warehouse facility – Canada(a)	2.69%	40,849	181,314
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$41.6 million and C$184.6 million, respectively.
There were $200.0 million in borrowings and repayments on the GM Related Party Credit Facility during fiscal 2011.
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM Related Party Credit Facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of December 31, 2012, we were in compliance with all covenants in our credit facilities.
Senior Notes
In August 2012, we issued $1.0 billion of 4.75% senior notes which are due in August 2017 with interest payable semiannually and in June 2011, we issued $500.0 million of 6.75% senior notes which are due in June 2018 with interest payable semiannually. We intend to issue more senior notes in fiscal 2013 in connection with closing of the acquisition of Ally's auto finance and financial services operations in Europe, Latin America and China. The 4.75%, and the 6.75% senior notes issued in June 2011, are guaranteed solely by AmeriCredit Financial Services, Inc., our principal operating subsidiary and none of our other subsidiaries are guarantors of the notes. See Note 23 - "Guarantor Consolidating Financial Statements" to the consolidated financial statements for further discussion.
Securitizations
We have completed over 80 securitizations through December 31, 2012. We use the proceeds from securitization transactions to repay borrowings outstanding under our credit facilities.

A summary of the active transactions is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Note Balance At December 31, 2012
2008	January 2015	-	April 2015	$500.0			$24.1
2009	January 2016	-	July 2017	227.5	-	725.0	159.8
2010	July 2017	-	April 2018	200.0	-	850.0	1,095.2
2011	July 2018	-	March 2019	800.0	-	1,000.0	2,518.6
2012(b)	June 2019	-	May 2020	800.0	-	1,300.0	5,214.4
Total active securitizations							9,012.1
Purchase accounting premium							11.2
							$9,023.3
_________________

(a)
Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

(b)	Includes private sale of asset-backed securities.

Our securitizations utilize special purpose entities which are also VIE's that meet the requirements to be consolidated in our financial statements. Accordingly, following a securitization, the finance receivables and the related securitization notes payable remain on the consolidated balance sheets. Finance receivables are transferred to a Trust, which is one of our special purpose finance subsidiaries, and the Trusts issue one or more series of asset-backed securities (securitization notes payable). While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus the finance receivables and other assets held by these Trusts are legally owned by these Trusts, are available to satisfy the related securitization notes payable and are not available to our creditors or our other subsidiaries.
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
We primarily utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In January 2013, we closed a $1.0 billion senior subordinated securitization transaction, AMCAR 2013-1, that has initial cash deposit and overcollateralization requirements of 7.25% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at interest rates we consider acceptable.
Certain cash flows related to securitization transactions were as follows (in millions):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010

Initial credit enhancement deposits:
Restricted cash	$135.5	$96.6	$14.9	$23.3	$53.9
Overcollateralization	376.8	277.6	42.7	114.3	490.8
Net distributions from Trusts	1,486.8	852.4	216.0	110.9	424.2
Contractual Obligations
The following table summarizes the expected scheduled principal and interest payments, where applicable, under our contractual obligations (in thousands):

Years Ending December 31,	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$15,194	$14,547	$12,761	$11,538	$9,714	$11,283	$75,037
Lease warehouse facility - Canada(a)	354,203						354,203
Securitization notes payable	3,406,161	2,324,005	1,771,553	1,073,240	437,789		9,012,748
Senior notes					1,000,000	500,000	1,500,000
Total expected interest payments(b)	263,390	196,518	149,295	107,351	65,884	14,063	796,501
Total	$4,038,948	$2,535,070	$1,933,609	$1,192,129	$1,513,387	$525,346	$11,738,489
_________________

(a)	Amount represents C$352.7 million.

(b)
Interest expense is calculated based on LIBOR or CDOR plus the respective credit spreads and specified fees associated with the lease warehouse facility - Canada, the coupon rate for the senior notes and a fixed rate of interest for our securitization notes payable. Interest expense on the floating rate tranches of the securitization notes payable is converted to a fixed rate based on the floating rate plus any expected hedge payments.

As of December 31, 2012, we had liabilities associated with uncertain tax positions of $90.0 million. The table above does not include these liabilities since it is impracticable to estimate the future cash flows associated with these amounts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fluctuations in market interest rates impact our credit facilities and securitization transactions. Our gross interest rate spread, which is the difference between interest and other income earned on our finance receivables and lease contracts and interest paid, is affected by changes in interest rates as a result of our dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund our purchase of finance receivable and leased assets.
Credit Facilities
Consumer finance receivable and leased assets purchased by us and pledged to secure borrowings under our credit facilities bear fixed interest rates or money factors. Amounts borrowed under our credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, our special purpose finance subsidiaries are contractually required to purchase interest rate cap agreements in connection with borrowings under our credit facilities. The purchaser of the interest rate cap agreement pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated "cap" or "strike" rate. The purchaser of the interest rate cap agreement bears no obligation or liability if interest rates fall below the "cap" or "strike" rate. As part of our interest rate risk management strategy and when economically feasible, we may simultaneously sell a corresponding interest rate cap agreement in order to offset the premium paid by our special purpose finance subsidiary to purchase the interest rate cap agreement and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased by the special purpose finance subsidiary is included in other assets and the fair value of the interest rate cap agreement sold by us is included in other liabilities on our consolidated balance sheets.
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

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2012 (dollars in thousands):

Years Ending December 31,	2013	2014	2015	2016	2017	Thereafter	Fair Value
Assets:
Consumer finance receivables
Principal amounts	$4,107,682	$2,859,681	$1,894,587	$1,208,829	$672,662	$315,404	$10,759,585
Weighted average annual percentage rate	14.54%	14.39%	14.25%	14.10%	13.95%	13.84%
Commercial finance receivables
Principal amounts	$506,695	$5,535	$3,419	$3,290	$34,950	$5,917	$553,896
Weighted average annual percentage rate	3.78%	3.80%	3.76%	3.78%	3.47%	4.53%
Interest rate swaps
Notional amounts	$24,126						$133
Average pay rate	1.17%
Average receive rate	0.78%
Interest rate caps purchased
Notional amounts	$136,728	$241,538	$184,113	$134,385	$54,219		$386
Average strike rate	3.14%	2.94%	3.20%	3.31%	2.04%
Liabilities:
Credit facilities
Principal amounts	$354,203						$354,203
Weighted average effective interest rate	0.64%
Securitization notes payable
Principal amounts	$3,406,161	$2,324,005	$1,771,553	$1,073,240	$437,789		$9,171,438
Weighted average effective interest rate	2.33%	2.70%	3.03%	3.05%	2.99%
Senior notes
Principal amounts					$1,000,000	$500,000	$1,620,000
Weighted average effective interest rate					4.75%	6.75%
Interest rate swaps
Notional amounts	$24,126						$133
Average pay rate	1.17%
Average receive rate	0.78%
Interest rate caps sold
Notional amounts	$136,728	$241,538	$184,113	$134,385	$54,219		$394
Average strike rate	3.14%	2.94%	3.20%	3.31%	2.04%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2011 (dollars in thousands):

Years Ending December 31,	2012	2013	2014	2015	2016	Thereafter	Fair Value
Assets:
Consumer finance receivables
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

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor
	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,289,494	$572,297
Finance receivables, net	10,998,274	9,162,492
Restricted cash – securitization notes payable	728,908	919,283
Restricted cash – credit facilities	14,808	136,556
Property and equipment, net	52,076	47,440
Leased vehicles, net	1,702,867	809,491
Deferred income taxes	107,075	108,684
Goodwill	1,108,278	1,107,982
Related party receivables	66,360	37,447
Other assets	128,931	141,248
Total assets	$16,197,071	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities	$354,203	$1,099,391
Securitization notes payable	9,023,308	6,937,841
Senior notes	1,500,000	500,000
Convertible senior notes		500
Accounts payable and accrued expenses	217,938	160,172
Deferred income	69,784	24,987
Taxes payable	93,462	85,477
Related party taxes payable	558,622	300,306
Interest rate swap and cap agreements	527	11,208
Total liabilities	11,817,844	9,119,882
Commitments and contingencies (Note 13)
Shareholder's equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,459,195	3,470,495
Accumulated other comprehensive loss	(3,254)	(7,617)
Retained earnings	923,286	460,160
Total shareholder's equity	4,379,227	3,923,038
Total liabilities and shareholder's equity	$16,197,071	$13,042,920
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Revenue
Finance charge income	$1,594,174	$1,246,687	$264,347	$342,349	$1,431,319
Leased vehicle income	289,256	97,676	4,418	15,888	44,316
Other income	77,105	65,625	12,406	14,387	47,182
	1,960,535	1,409,988	281,171	372,624	1,522,817
Costs and expenses
Operating expenses	397,582	338,540	70,441	68,855	288,791
Leased vehicle expenses	211,407	67,088	2,106	6,539	34,639
Provision for loan losses	303,692	178,372	26,352	74,618	388,058
Interest expense	283,250	204,170	36,684	89,364	457,222
Restructuring charges, net				(39)	668
Acquisition expenses	20,388		16,322	42,651
	1,216,319	788,170	151,905	281,988	1,169,378
Income before income taxes	744,216	621,818	129,266	90,636	353,439
Income tax provision	281,090	236,291	54,633	39,336	132,893
Net income	463,126	385,527	74,633	51,300	220,546
Other comprehensive income
Unrealized (losses) gains on cash flow hedges	(2,449)	2,852	(412)	6,255	43,306
Foreign currency translation adjustment	5,913	(10,981)	1,819	2,055	8,230
Income tax benefit (provision)	899	(1,046)	151	(3,027)	(18,567)
Other comprehensive income (loss)	4,363	(9,175)	1,558	5,283	32,969
Comprehensive income	$467,489	$376,352	$76,191	$56,583	$253,515
Earnings per share
Basic	(a)	(a)	(a)	$0.38	$1.65
Diluted	(a)	(a)	(a)	$0.37	$1.60
Weighted average shares
Basic	(a)	(a)	(a)	135,232,827	133,845,238
Diluted	(a)	(a)	(a)	140,302,755	138,179,945
_________________

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(dollars in thousands)

	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Common Stock Shares
Balance at the beginning of period	500	500	500	136,856,360	134,977,812
Common stock issued on exercise of options				17,312	837,411
Common stock issued on exercise of warrants				438,112
Common stock issued for employee benefit plans				439,580	1,041,137
Balance at the end of period	500	500	500	137,751,364	136,856,360
Common Stock Amount
Balance at the beginning of period	$	$	$	$1,369	$1,350
Common stock issued on exercise of options					8
Common stock issued on exercise of warrants				4
Common stock issued for employee benefit plans				5	11
Balance at the end of period	$	$	$	$1,378	$1,369
Additional Paid-in Capital
Balance at the beginning of period	$3,470,495	$3,453,917	$3,453,917	$327,095	$284,961
Common stock issued on exercise of options				282	11,597
Income tax benefit from exercise of options, warrants and amortization of convertible note hedges				3,395	9,434
Common stock issued on exercise of warrants				(4)
Common stock issued for employee benefit plans				1,851	4,020
Cash settlement of share based awards				(16,062)
Stock based compensation expense	3,716	17,106		5,019	15,115
Amortization of warrant costs					1,968
Salary stock plan modification	(14,731)
True up of payments under tax-sharing agreement and separate return basis	(285)	(528)
Balance at the end of period	$3,459,195	$3,470,495	$3,453,917	$321,576	$327,095
Accumulated Other Comprehensive (Loss) Income
Balance at the beginning of period	$(7,617)	$1,558		$11,870	$(21,099)
Other comprehensive income (loss) net of income
tax benefit (provision) of $899, $(1,046), $151,
$(3,027) and $(18,567), respectively	4,363	(9,175)	$1,558	5,283	32,969
Balance at the end of period	$(3,254)	$(7,617)	$1,558	$17,153	$11,870
Retained Earnings
Balance at the beginning of period	$460,160	$74,633		$2,099,005	$1,878,459
Consolidation of Wachovia funding facility				175
Net income	463,126	385,527	$74,633	51,300	220,546
Balance at the end of period	$923,286	$460,160	$74,633	$2,150,480	$2,099,005
Treasury Stock Shares
Balance at the beginning of period				1,916,510	1,806,446
Common stock issued for employee benefit plans				39,226	110,064
Balance at the end of period				1,955,736	1,916,510
Treasury Stock Amount
Balance at the beginning of period				$(38,915)	$(36,363)
Common stock issued for employee benefit plans				(1,051)	(2,552)
Balance at the end of period	$	$	$	$(39,966)	$(38,915)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Cash flows from operating activities
Net income	$463,126	$385,527	$74,633	$51,300	$220,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,182	109,619	7,809	14,649	79,044
Accretion and amortization of loan and leasing fees	(53,189)	(20,702)	1,111	(942)	4,791
Amortization of carrying value adjustment	(10,419)	177,566	77,092
Amortization of purchase accounting premium	(31,648)	(67,671)	(27,458)
Amortization of warrant costs					1,968
Provision for loan losses	303,692	178,372	26,352	74,618	388,058
Deferred income taxes	2,626	50,236	21,367	452	(24,567)
Stock based compensation expense	3,716	17,106		5,019	15,115
Non-cash interest charges on convertible debt				5,625	21,554
Other	(11,209)	(23,218)	(11,539)	(13,800)	(16,237)
Changes in assets and liabilities, net of assets and liabilities acquired:
Other assets	2,378	34,649	(369)	16,373	202,658
Accounts payable and accrued expenses	47,946	(21,399)	(10,275)	(9,957)	26,245
Taxes payable	7,816	(77,285)	(9,448)	1,405	9,534
Related party taxes payable	258,316	258,092	42,214
Net cash provided by operating activities	1,238,333	1,000,892	191,489	144,742	928,709
Cash flows from investing activities
Purchases of consumer finance receivables, net	(5,556,169)	(5,020,639)	(947,318)	(940,763)	(2,090,602)
Principal collections and recoveries on consumer finance receivables	4,006,893	3,719,264	870,862	883,807	3,606,680
Fundings of commercial finance receivables, net	(1,224,082)
Collections of commercial finance receivables	667,181
Purchases of leased vehicles, net	(1,077,163)	(857,138)	(10,655)
Proceeds from termination of leased vehicles	55,414	38,054
Purchases of property and equipment	(13,489)	(8,359)	(2,429)	(312)	(1,581)
Acquisition of FinanciaLinx		(9,601)
FinanciaLinx cash on hand at acquisition		9,283
Change in restricted cash – securitization notes payable	190,375	6,799	49,860	(45,787)	(78,549)
Change in restricted cash – credit facilities	122,345	(5,108)	3,030	8,257	52,354
Change in other assets	(10,911)	(12,602)	13,236	40,193	53,922
Net cash (used in) provided by investing activities	(2,839,606)	(2,140,047)	(23,414)	(54,605)	1,542,224
Cash flows from financing activities
Borrowings on credit facilities	1,199,707	3,716,609	468,394	484,921	775,665
Payments on credit facilities	(1,950,484)	(3,446,074)	(256,362)	(552,951)	(1,806,852)
Issuance of securitization notes payable	6,400,000	4,550,000	700,000	1,050,000	2,352,493
Payments on securitization notes payable	(4,282,977)	(3,675,459)	(954,644)	(795,512)	(3,674,062)
Issuance of senior notes	1,000,000	500,000
Debt issuance costs	(48,201)	(49,318)	(4,314)	(7,686)	(24,754)
Net proceeds from issuance of common stock				2,138	15,635
Cash settlement of share based awards				(16,062)
Retirement of debt	(505)	(75,164)	(464,254)		(20,425)
Other	(285)	(528)		313	645
Net cash provided by (used in) financing activities	2,317,255	1,520,066	(511,180)	165,161	(2,381,655)
Net increase (decrease) in cash and cash equivalents	715,982	380,911	(343,105)	255,298	89,278
Effect of foreign exchange rate changes on cash and cash equivalents	1,215	(3,168)	130	(42)	(292)
Cash and cash equivalents at beginning of period	572,297	194,554	537,529	282,273	193,287
Cash and cash equivalents at end of period	$1,289,494	$572,297	$194,554	$537,529	$282,273
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
History and Operations
We were formed on August 1, 1986, and, since September 1992, have been in the business of purchasing and servicing automobile sales finance contracts. From January 2007 through May 2008 and starting again in December 2010, we also originated leases on automobiles. In April 2012, we began providing commercial lending to automobile dealers.
Definitive Agreement to Acquire Certain Ally Financial International Operations
In November 2012, we entered into an agreement with Ally Financial Inc. ("Ally") to acquire 100% of the outstanding equity interests of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally’s non-controlling equity interests in GMAC-SAIC Automotive Finance Company Limited, which conducts automotive finance and other financial services in China. The combined consideration will be approximately $4.2 billion, in cash, subject to certain closing adjustments. The transactions are anticipated to be funded by an estimated $2 billion capital contribution from General Motors Company ("GM"), our excess liquidity and incurrence of additional debt. These transactions will enable us to provide automotive finance and other financial services to customers in European, Latin American and Chinese markets. The transactions contemplated by the agreements are subject to satisfaction of certain closing conditions, including obtaining applicable regulatory approvals and third party consents and other customary closing conditions, and are expected to close in stages throughout 2013.
Merger
On October 1, 2010, pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 21, 2010, with General Motors Holdings LLC ("GM Holdings"), a Delaware limited liability company and a wholly-owned subsidiary of GM, and Goalie Texas Holdco Inc., a Texas corporation and a direct wholly-owned subsidiary of GM Holdings ("Merger Sub"), GM Holdings completed its $3.5 billion acquisition of AmeriCredit Corp. via the merger of Merger Sub with and into AmeriCredit Corp. (the "Merger" or "acquisition"), with AmeriCredit Corp. continuing as the surviving company in the Merger and becoming a wholly-owned subsidiary of GM Holdings. After the Merger, AmeriCredit Corp. was renamed General Motors Financial Company, Inc. The accompanying consolidated financial statements labeled "Predecessor" and "Successor", relate to the period before the Merger and the period after the Merger, respectively. The consolidated financial statements of the Predecessor have been prepared on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. The consolidated financial statements of the Successor reflect a change in basis from the application of purchase accounting.
Change in Fiscal Year
On December 9, 2010, we changed our fiscal year end to December 31 from June 30. We made this change to align our financial reporting period, as well as our annual planning and budgeting process, with the GM business cycle. As a result of this change, the Consolidated Financial Statements include our financial results for the three month transition period of July 1, 2010 through September 30, 2010, labeled "Predecessor" and the three month transition period of October 1, 2010 through December 31, 2010, labeled "Successor". The years ended December 31, 2012 and 2011 and June 30, 2010 reflect the twelve-month results of the respective fiscal year and are referred to herein as fiscal 2012, 2011 and 2010.
Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts ("Trusts") utilized in securitization transactions and credit facilities which are considered variable interest entities ("VIE's"). All intercompany transactions and accounts have been eliminated in consolidation.
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
Prior year amounts for deferred income, leased vehicle income and gain on retirement of debt have been reclassified to conform to the current year presentation. Deferred income is now presented on its own line on the consolidated balance sheets where it was previously included in accounts payable and accrued expenses. Leased vehicle income is now presented on its own line on the consolidated statements of income and comprehensive income where it was previously included in other income. Gain on retirement of debt is now included in other income where it was previously presented on its own line on the consolidated statements of income and comprehensive income.
Purchase Accounting
The Merger has been accounted for under the purchase method of accounting, whereby the total purchase price of the transaction was allocated to our identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of net finance receivables, medium term note facility payable, Wachovia funding facility payable, securitization notes payable, deferred tax assets and uncertain tax positions as well as new identifiable intangible assets. See Note 2 – "Financial Statement Effects of the Merger" for additional information on the purchase price allocation.
Cash Equivalents
Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.
Consumer Finance Receivables and the Allowance for Loan Losses
Pre-Acquisition Consumer Finance Receivables
Consumer finance receivables originated prior to the acquisition were adjusted to fair value at October 1, 2010. As a result of purchase accounting for the Merger, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. The fair value of the receivables was less than the principal amount of those receivables, thus resulting in a discount to par. This discount was attributable, in part, to estimate future credit losses that did not exist at the origination of the loans.
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
Post-Acquisition Consumer Finance Receivables and Allowance for Loan Losses
Consumer finance receivables originated since the acquisition are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our post-acquisition consumer finance receivables.
The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the post-acquisition consumer finance receivables as of the balance sheet date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine the loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged-off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of income and comprehensive income.
Commercial Finance Receivables and the Allowance for Loan Losses
In April 2012, we launched our commercial lending platform to further support our GM-franchised dealerships and their affiliates. Our commercial lending offerings consist of floorplan financing, which are loans to finance the purchase of vehicle inventory, also known as wholesale or inventory financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the commercial finance receivables. We reviewed the loss confirmation period as well as performed an analysis of the experience of comparable commercial lenders in order to estimate probable credit losses inherent in our portfolio. The commercial finance receivables are aggregated into loan-risk pools, which are determined based on our internally-developed risk rating system. Based upon our risk ratings, we also determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is segregated for separate monitoring.
Charge-off Policy
Our policy is to charge off a consumer account in the month in which the account becomes 120 days contractually delinquent if we have not repossessed the related vehicle. We charge off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off and have been removed from finance receivables and the related repossessed automobiles, aggregating $22.5 million and $12.8 million at December 31, 2012 and 2011, respectively, are included in other assets on the consolidated balance sheets pending sale and represent a non-cash investing activity.
Commercial finance receivables are individually evaluated, and where collectability of the recorded balance is in doubt, are written down to the fair value of the collateral less costs to sell. Commercial receivables are charged-off at the earlier of when they are deemed uncollectible or reach 360 days past due.
Troubled Debt Restructurings
For evaluating whether a loan modification constitutes a troubled debt restructuring ("TDR") our policy for consumer loans is that both of the following must exist: (i) the modification constitutes a concession; and (ii) the debtor is experiencing financial difficulties. In accordance with our policies and guidelines, we, at times, offer payment deferrals to consumers. Each deferral allows the consumer to move up to two delinquent monthly payments to the end of the loan generally by paying a fee (approximately the interest portion of the payment deferred, except where state law provides for a lesser amount). A loan that is deferred two or more times would be considered significantly delayed and therefore meet the definition of a concession. A loan currently in payment default as the result of being delinquent would also represent a debtor experiencing financial difficulties. Therefore, considering these two factors, the second deferment granted by us on a consumer loan would be considered a TDR and the loan impaired. Accounts in Chapter 13 bankruptcy which have an interest rate or principal adjustment as part of a confirmed bankruptcy plan would also be considered TDRs. The pre-acquisition portfolio is excluded from the TDR policy since expected future credit losses were recognized in the purchase accounting for that portfolio.
Commercial receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans.
Variable Interest Entities – Securitizations and Credit Facilities
We finance our loan origination volume through the use of our credit facilities and execution of securitization transactions, which both utilize special purpose entities ("SPE's"). In a credit facility, we transfer finance receivables or leasing related assets to special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the agents, collateralized by such assets and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of the assets.

In our securitizations, we, through wholly-owned subsidiaries, transfer finance receivables to newly-formed SPE's structured as securitization Trusts ("Trusts"), which issue one or more classes of asset-backed securities. The asset-backed securities are in turn sold to investors.
Our continuing involvement with the credit facilities and Trusts consist of servicing assets held by the SPE's and holding a residual interest in the SPE. These transactions are structured without recourse. The SPE's are considered VIE's under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and are consolidated because we have: (i) power over the significant activities of the entity and (ii) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.
We have power over the significant activities of those VIE's in which we act as servicer of the financial assets held in the VIE. Our servicing fees are not considered significant variable interests in the VIE's; however, because we also retain a residual interest in the SPE, either in the form of a debt security or equity interest, we have an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, we are the primary beneficiary of the VIE's and are required to consolidate them within our consolidated financial statements. Therefore, the finance receivables, leasing related assets, borrowings under our credit facilities and, following a securitization, the related securitization notes payable remain on the consolidated balance sheets. See Note 5 – "Finance Receivables", Note 7 – "Securitizations" and Note 8 – "Credit Facilities" for further information.
We are not required, and do not currently intend, to provide any additional financial support to SPE's. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by them and are not available to our creditors or creditors of our other subsidiaries.
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
Leased Vehicles
Leased vehicles consist of automobiles leased to consumers. Leased vehicles acquired since the Merger are carried at amortized cost less manufacturer incentives. Depreciation expense is recorded on a straight-line basis over the term of the lease. Leased vehicles are depreciated to the estimated residual value at the end of the lease term. Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment when indicators of impairment exist. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.
Goodwill
Under the purchase method of accounting, our net assets were recorded at their estimated fair value at the date of the Merger. The excess cost of the acquisition over the fair value was recorded as goodwill. Goodwill is subject to impairment testing using a two-step process after considering a qualitative assessment. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. We have determined that we have one operating segment, thus one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets) of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings. We perform our annual goodwill impairment analysis during the fourth quarter. Goodwill must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.  We reviewed changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors and their potential impact on our fair value determination.  There have been no significant changes in any of these factors that have adversely affected any of the key assumptions used in our determination of fair value. See Note 4 - "Goodwill" for further information.
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
Interest Rate Swap Agreements
We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid. Our interest rate swap agreements are designated as cash flow hedges on the floating rate debt of our securitization notes payable and may qualify for hedge accounting treatment, while others do not qualify and are marked to market through interest expense in our consolidated statements of income and comprehensive income. Cash flows from derivatives used to manage interest rate risk are classified as operating activities.
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
We use regression analysis to assess hedge effectiveness of our cash flow hedges on a prospective and retrospective basis. A derivative financial instrument is deemed to be effective if the X-coefficient from the regression analysis is between a range of 0.80 and 1.25. At December 31, 2012, all of our interest rate swap agreements designated as cash flow hedges fall within this range and are deemed to be effective hedges for accounting purposes. We use the hypothetical derivative method to measure the amount of ineffectiveness and a net earnings impact occurs when the change in the value of a derivative instrument does not offset the change in the value of the underlying hedged item. Ineffectiveness of our hedges is not material.
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
Tax Sharing Arrangement
Under the tax sharing arrangement with GM, we are responsible for our tax liabilities as if separate returns are filed. Payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral is not to exceed $650 million. As of December 31, 2012 and 2011, we have an accrued liability of $558.6 million and $300.3 million to GM, respectively. As of December 31, 2012, a difference of $0.8 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our consolidated financial statements through additional paid-in capital.
Income Taxes
Income taxes are accounted for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.
We account for uncertainty in income taxes in the financial statements. See Note 17 – "Income Taxes" for a discussion of the accounting for uncertain tax positions.
Revenue Recognition
Finance Charge Income
Finance charge income related to consumer finance receivables is recognized using the interest method. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy, and accounts in repossession. Payments received on non-accrual loans are first applied to any fees due, then to any interest due and, finally, any remaining amounts received are recorded to principal. Interest accrual resumes once an account has received payments bringing the delinquency status to less than 60 days past due. Fees and commissions received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged-off or paid in full.
Finance charge income related to commercial finance receivables is recognized using the accrual method. Accrual of finance charge income is suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt about the full collectability of contractually agreed upon principal and interest exist. Payments received on non-accrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the delinquency status fully current and collection of contractual principal and interest is reasonably expected (including amounts previously charged-off) or, for TDR's, when repayment is reasonably assured based on the modified terms of the loan.
Leased Vehicle Income
Operating lease rental income for leased assets is recognized on a straight-line basis over the lease term. Net deferred origination fees or costs are amortized on a straight-line basis over the life of the lease.
Parent Company Stock Based Compensation
We measure and record compensation expense for parent company stock based compensation awards based on the award's estimated fair value. We record compensation expense over the applicable vesting period of an award.
Salary stock awards granted are fully vested and nonforfeitable upon grant, therefore, compensation cost is recorded on the date of grant.
For fiscal 2012 and 2011, we recorded total stock based compensation expense of $16.5 million ($10.2 million net of tax) and $17.1 million ($10.6 million net of tax), respectively.
Stock Based Compensation – Predecessor
Share-based payment transactions were measured at fair value and recognized in the financial statements.

For the three months ended September 30, 2010 and fiscal 2010, we recorded total stock based compensation expense of $5.0 million ($2.8 million net of tax) and $15.1 million ($9.4 million net of tax), respectively.
The excess tax benefit of the stock based compensation expense related to the exercise of stock options of $0.4 million, and $1.1 million for the three months ended September 30, 2010 and fiscal 2010, respectively, has been included in other net changes as a cash inflow from financing activities on the consolidated statements of cash flows.
The fair value of each option granted or modified was estimated using an option-pricing model with the following weighted average assumptions:

Predecessor
Year Ended June 30, 2010

Expected dividends	0
Expected volatility	65.7%
Risk-free interest rate	1.2%
Expected life	1.4 years
For the three months ended September 30, 2010, there were no options granted or modified.
We have not paid out dividends historically, thus the dividend yields were estimated at zero percent.
Expected volatility reflects an average of the implied and historical volatility rates. Management believed that a combination of market-based measures was the best available indicator of expected volatility.
The risk-free interest rate was the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.
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
Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentivized rates and structures on these loan and lease finance products under a subvention program. At December 31, 2012 and 2011, we had related party receivables from GM in the amount of $20.8 million and $37.4 million, respectively, under the subvention program. We also had $45.6 million at December 31, 2012 in outstanding loans to dealers that are majority-owned and consolidated by GM, in connection with our commercial lending program.

2.	Financial Statement Effects of the Merger
Purchase Price Allocation
The Merger has been accounted for under the purchase method of accounting, whereby the purchase price of the transaction was allocated to our identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the fair value measurement principles (see Note 12 – "Fair Values of Assets and Liabilities" for additional information) and reflect significant assumptions and judgments. Material valuation inputs for our finance receivables included adjustments to monthly principal and finance charge cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Certain assumptions and judgments that were considered to be appropriate at the acquisition date may prove to be incorrect if market conditions change.
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

In accordance with the accounting for goodwill, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. See Note 4 – "Goodwill" for additional information.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on October 1, 2010 (in thousands):

Assets:	September 30, 2010	Adjustments	October 1, 2010
Cash and cash equivalents	$537,529		$537,529
Restricted cash – securitization notes payable	975,942		975,942
Restricted cash – credit facilities	134,468		134,468
Finance receivables	8,675,575	$(444,832)	8,230,743
Allowance for loan losses	(528,489)	528,489
Finance receivables, net	8,147,086	83,657	8,230,743
Property and equipment	36,592	10,282	46,874
Leased vehicles, net	54,730	(1,223)	53,507
Deferred income taxes	77,999	101,102	179,101
Other assets	143,064	(25,917)	117,147
Goodwill		1,094,923	1,094,923
Total assets	$10,107,410	$1,262,824	$11,370,234
Liabilities:
Credit facilities	$617,415	$3,684	$621,099
Senior notes	70,620	1,810	72,430
Convertible senior notes	419,693	42,015	461,708
Securitization notes payable	6,273,224	135,404	6,408,628
Other liabilities	275,837	76,615	352,452
Total liabilities	7,656,789	259,528	7,916,317
Shareholder's equity:
Common Stock	1,378	(1,378)
Additional paid-in capital	321,576	(321,576)
Accumulated other comprehensive income	17,153	(17,153)
Retained earnings	2,150,480	(2,150,480)
	2,490,587	(2,490,587)
Treasury stock	(39,966)	39,966
Total shareholder's equity	2,450,621	(2,450,621)
Total liabilities and shareholder's equity	$10,107,410	$(2,191,093)	$7,916,317

Purchase price			$3,453,917

3.	Transition Period Financial Information (dollars in thousands, except per share data):

	Successor	Predecessor
	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Period From October 1, 2009 Through December 31, 2009	Period From July 1, 2009 Through September 30, 2009
		(unaudited)
Statements of Income and Comprehensive Income Data:
Revenue	$281,171	$372,624	$386,755	$413,284
Costs and expenses	151,905	281,988	314,540	367,034
Income before income taxes	129,266	90,636	72,215	46,250
Income tax provision	54,633	39,336	26,186	20,489
Net income	74,633	51,300	46,029	25,761
Other comprehensive income
Unrealized (losses) gains on cash flow hedges	(412)	6,255	17,087	7,411
Foreign currency translation adjustment	1,819	2,055	1,344	6,924
Income tax benefit (provision)	151	(3,027)	(6,701)	(5,176)
Other comprehensive income	1,558	5,283	11,730	9,159
Comprehensive income	$76,191	$56,583	$57,759	$34,920
Per Share Data:
Earnings per share
Basic	(a)	$0.38	$0.34	$0.19
Diluted	(a)	$0.37	$0.33	$0.19
Weighted average shares
Basic	(a)	135,232,827	133,492,069	133,229,960
Diluted	(a)	140,302,755	137,630,694	136,083,460
Balance Sheet Data:
Total assets	$10,918,738	$10,107,410	$10,289,504	$11,215,732
Total liabilities	7,388,630	7,656,789	8,071,112	9,065,459
Total shareholder's equity	3,530,108	2,450,621	2,218,392	2,150,273
_________________

(a)	As a result of the Merger, our common stock is no longer publicly traded and earnings per share is no longer required.

4.	Goodwill
As noted above in Note 1 – "Summary of Significant Accounting Policies - Purchase Accounting", the Merger with GM resulted in goodwill attributable to the difference between the excess of the purchase price over the fair value of the assets and liabilities acquired. See Note 2 – "Financial Statement Effects of the Merger" for details of the purchase price allocation.
On April 1, 2011, we acquired FinanciaLinx Corporation ("FinanciaLinx"), an independent auto lease provider in Canada. The total consideration we paid in the all-cash transaction was approximately $9.6 million. Purchase accounting for the acquisition resulted in goodwill of $13.8 million.
We performed goodwill impairment testing as of October 1, 2012, in accordance with the policy described in Note 1 - "Summary of Significant Accounting Policies - Goodwill". The impairment testing resulted in no impairment.

A summary of changes to goodwill is as follows (in thousands):

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011

Balance at beginning of the period	$1,107,982	$1,094,923
Acquisition		13,773
Foreign currency translation	296	(714)
Balance at end of the period	$1,108,278	$1,107,982

5. Finance Receivables
Finance receivables consist of the following (in thousands):

	Successor
Consumer	December 31, 2012	December 31, 2011
Pre-acquisition consumer finance receivables - outstanding balance	$2,161,863	$4,366,075
Pre-acquisition consumer finance receivables - carrying value	$1,958,204	$4,027,361
Post-acquisition consumer finance receivables, net of fees	8,830,914	5,313,899
	10,789,118	9,341,260
Less: allowance for loan losses on post-acquisition consumer finance receivables	(344,740)	(178,768)
Total consumer finance receivables, net	10,444,378	9,162,492
Commercial
Commercial finance receivables, net of fees	559,999
Less: allowance for loan losses	(6,103)
Total commercial finance receivables, net	553,896
Total finance receivables, net	$10,998,274	$9,162,492
Consumer Finance Receivables
A summary of our consumer finance receivables is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
Pre-acquisition consumer finance receivables, carrying value, beginning of period	$4,027,361	$7,299,963	$8,230,743	$8,733,518	$10,927,969
Post-acquisition consumer finance receivables, net of fees, beginning of period	5,313,899	923,713
	9,341,260	8,223,676
Loans purchased	5,578,839	5,084,800	934,812	959,004	2,137,620
Charge-offs	(304,293)	(66,080)		(217,520)	(1,249,298)
Principal collections and other	(3,657,008)	(3,418,088)	(763,883)	(799,427)	(3,082,773)
Change in carrying value adjustment on the pre-acquisition finance receivables	(169,680)	(483,048)	(177,996)
Balance at end of period	$10,789,118	$9,341,260	$8,223,676	$8,675,575	$8,733,518
Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The accrual of finance charge income has been suspended on $503.2 million, and $439.4 million of consumer finance receivables (based on contractual amount due) as of December 31, 2012, and 2011, respectively.
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
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During fiscal years 2012 and 2011, as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $169.6 million and $260.9 million, respectively, we transferred this excess from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.
A summary of the accretable yield is as follows (in thousands):

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010
Balance at beginning of period	$737,464	$1,201,178	$1,436,012
Accretion of accretable yield	(503,092)	(724,650)	(234,834)
Transfer from non-accretable difference	169,634	260,936
Balance at end of period	$404,006	$737,464	$1,201,178
A summary of the allowance for consumer loan losses is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
Balance at beginning of period	$178,768	$26,352		$573,310	$890,640
Provision for loan losses	297,589	178,372	$26,352	74,618	388,058
Charge-offs	(304,293)	(66,080)		(217,520)	(1,249,298)
Recoveries	172,676	40,124		98,081	543,910
Balance at end of period	$344,740	$178,768	$26,352	$528,489	$573,310

Credit Risk
A summary of the credit risk profile by FICO score band of the consumer finance receivables, determined at origination, is as follows (dollars in thousands):

	Successor
	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
FICO Score less than 540	$3,010,927	27.4%	$2,133,361	22.0%
FICO Score 540 to 599	5,013,812	45.6	4,166,988	43.1
FICO Score 600 to 659	2,513,153	22.9	2,623,882	27.1
FICO Score 660 and greater	454,885	4.1	755,743	7.8
Balance at end of period(a)	$10,992,777	100.0%	$9,679,974	100.0%
_________________
(a) Balance at end of period is the sum of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees.
Delinquency
A consumer account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged-off (dollars in thousands):

	Successor
	December 31, 2012		December 31, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$672,580	6.1%	$517,083	5.3%
Greater than 60 days	229,879	2.1	181,691	1.9
	902,459	8.2	698,774	7.2
In repossession	30,906	0.3	26,824	0.3
	$933,365	8.5%	$725,598	7.5%
Impaired Consumer Finance Receivables - Troubled Debt Restructurings
Consumer finance receivables in the post-acquisition portfolio that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. At December 31, 2012, the financial effects of the accounts in the post-acquisition portfolio that became classified as TDRs resulted in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual, therefore there are no additional financial effects of these loans becoming classified as TDRs.

The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance as of December 31, 2012 is shown below (in thousands):

Successor
December 31, 2012
Outstanding recorded investment	$228,320
Less: allowance for loan losses	(32,575)
Outstanding recorded investment, net of allowance	$195,745
Unpaid principal balance	$231,844
At December 31, 2011, the amount of consumer finance receivables in the post-acquisition portfolio that would be considered TDRs was insignificant.
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is shown below (in thousands):

Successor
Year Ended December 31, 2012
Average recorded investment	$101,574
Finance charge income recognized	11,081
The following table provides information on loans at the time they became classified as TDRs (dollars in thousands):

	Successor
	Year Ended December 31, 2012
	Number of Accounts	Amount
Recorded investment	12,882	$242,521
A redefault is when an account meets the requirements for evaluation under our charge-off policy (see Note 1 - "Summary of Significant Accounting Policies" for additional information). The following table presents the unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR (in thousands):

Successor
Year Ended December 31, 2012
Net recorded investment charged-off on TDRs that subsequently defaulted	$3,742
Commercial Finance Receivables
A summary of our commercial finance receivables is as follows (in thousands):

Successor
Year Ended December 31, 2012
Loans funded	$1,227,287
Principal collections and other	(667,288)
Balance at end of period	$559,999
There were no commercial receivables on non-accrual status as of December 31, 2012.

A summary of the allowance for commercial loan losses is as follows (in thousands):

Successor
Year Ended December 31, 2012
Provision for loan losses	$6,103
Balance at end of period	$6,103
Credit Risk
We extend wholesale credit to dealers primarily in the form of approved lines of credit to purchase new GM vehicles as well as used vehicles.  Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral for the loan.
We use a proprietary model to assign each dealer a risk rating.  This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations.  We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability and credit history.
We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability.  In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Group III and Group IV) dealers.  We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.
Dealers are assigned to five groups according to their risk rating as follows:
•Group I - Dealers with strong to superior financial metrics
•Group II - Dealers with fair to favorable financial metrics
•Group III - Dealers with marginal to weak financial metrics
•Group IV - Dealers with poor financial metrics
•Group V - Dealers with loans classified as uncollectible
For Group V dealers, we suspend their credit lines and no further funding is extended to these dealers.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in thousands):

Successor
December 31, 2012
Group I	$98,417
Group II	278,403
Group III	171,008
Group IV	12,171
Group V
$559,999
Delinquency
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due.

At December 31, 2012, all commercial receivables were current with respect to payment status.
Impaired Commercial Finance Receivables - Troubled Debt Restructurings
Commercial receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At December 31, 2012, there were no outstanding commercial receivables classified as TDRs.

6.	Leased Vehicles
Leased vehicles consist of the following (in thousands):

	Successor
	December 31, 2012	December 31, 2011
Leased vehicles	$2,282,880	$1,012,637
Manufacturer incentives	(307,256)	(125,681)
	1,975,624	886,956
Less: accumulated depreciation	(272,753)	(77,303)
Less: purchase accounting discount	(4)	(162)
	$1,702,867	$809,491
A summary of our leased vehicles is as follows (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Balance at beginning of period	$886,956	$51,515	$54,730	$190,300	$239,646
Leased vehicles purchased	1,342,818	1,000,200	11,371
Leased vehicles returned - end of term	(76,052)	(28,723)	(14,041)	(75,986)	(45,040)
Leased vehicles returned - default	(7,492)	(1,139)	(545)	(850)	(4,306)
Manufacturer incentives	(180,462)	(126,520)
Foreign currency translation adjustment	9,856	(8,377)
Balance at end of period	$1,975,624	$886,956	$51,515	$113,464	$190,300
Our Canadian subsidiary originates and sells leases for a third party with servicing retained. As of December 31, 2012 and 2011, this subsidiary was servicing $625.0 million and $995.0 million, respectively, of leased vehicles for this third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in thousands):

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017
Minimum rental payments under operating leases	$331,448	$274,140	$159,647	$33,011	$1,657

7.	Securitizations
A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Receivables securitized	$6,776,799	$4,827,620	$742,708	$1,164,267	$2,843,308
Net proceeds from securitization	6,400,000	4,550,000	700,000	1,050,000	2,352,493
Servicing fees(a)	242,145	200,889	46,229	43,663	196,304
Net distributions from Trusts	1,486,820	852,359	216,004	110,930	424,161
_________________

(a)	Cash flows received for the servicing of securitizations consolidated as VIE's are a component of finance charge income on the consolidated statements of income and comprehensive income.
We retain servicing responsibilities for receivables transferred to the Trusts. We receive a monthly base servicing fee on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.
As of December 31, 2012 and 2011, we were servicing $9.9 billion and $7.9 billion, respectively, of finance receivables that have been transferred to the Trusts.

8.	Credit Facilities
Amounts outstanding under our credit facilities are as follows (in thousands):

	Successor
	December 31, 2012	December 31, 2011
Syndicated warehouse facility		$621,257
Lease warehouse facility – Canada	$354,203	181,314
Medium term note facility		293,528
Wachovia funding facility		3,292
	$354,203	$1,099,391

Further detail regarding terms and availability of the credit facilities(a) as of December 31, 2012, is as follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (f)	Restricted Cash Pledged (g)
Syndicated warehouse facility(b)	$2,500,000			$300
Lease warehouse facility – U.S.(c)	600,000
Lease warehouse facility – Canada(d)	803,455	$354,203	$540,399	2,609
GM Related Party Credit Facility(e)	300,000
		$354,203	$540,399	$2,909
_________________

(a)
Does not include available borrowings on the GM Revolving Credit Facility. We may borrow against this facility for strategic initiatives and for general corporate purposes. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our or our subsidiaries' assets secure this facility. There were no borrowings on this facility in fiscal 2012.

(b)
In May 2013, when the revolving period ends, and if the facility is not renewed, any outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(c)
In January 2013, the facility was renewed and extended to May 2014. In May 2014 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until November 2019 when any outstanding balance will be due and payable.

(d)
In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$800.0 million, advances outstanding of C$352.7 million, assets pledged of C$538.1 million and restricted cash pledged of C$2.6 million at December 31, 2012.

(e)	In August 2012, we renewed the GM Related Party Credit Facility ("GM Related Party Credit Facility") with GM Holdings, with a maturity date of September 2013.

(f)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facilities are collateralized by leasing related assets.

(g)
These amounts do not include cash collected on finance receivables and leasing related assets pledged of $11.9 million, which is also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse and lease warehouse facilities with participating banks provide financing either directly or through institutionally managed commercial paper conduits. Under these funding agreements, we transfer finance receivables or leasing related assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such finance and lease contracts and cash. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper rates, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR") or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the bank participants or agents. In the syndicated warehouse and lease warehouse – Canada we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.
Our credit facilities, other than the GM Related Party Credit Facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of December 31, 2012, we were in compliance with all covenants in our credit facilities.

The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility and lease warehouse facility – Canada during fiscal 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.44%	$80,727	$621,257
Lease warehouse facility – Canada(a)	2.70%	298,212	370,076
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$296.9 million and C$368.5 million, respectively.
There were no borrowings or repayments on the lease warehouse facility – U.S., the GM Related Party Credit Facility or the GM Revolving Credit Facility during fiscal 2012.
The following table presents the average amount outstanding, the weighted average interest rate and maximum amount outstanding on the syndicated warehouse facility, lease warehouse facility – U.S. and lease warehouse facility – Canada during fiscal 2011 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.56%	$296,576	$826,859
Lease warehouse facility – U.S.	1.60%	24,027	182,749
Lease warehouse facility – Canada(a)	2.69%	40,849	181,314
_________________

(a)	Average amount outstanding and maximum amount outstanding represents C$41.6 million and C$184.6 million, respectively.
There were $200.0 million in borrowings and repayments on the GM Related Party Credit Facility during fiscal 2011.
Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $4.5 million and $6.6 million as of December 31, 2012 and 2011, respectively, are included in other assets.

9.	Securitization Notes Payable
Securitization notes payable represents debt issued by us in securitization transactions. In connection with the Merger, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. Amortization for fiscal 2012 and 2011 and for the three months ended December 31, 2010 was $31.3 million, $64.7 million and $25.7 million respectively. At December 31, 2012 and 2011, unamortized purchase accounting premium of $11.2 million and $42.4 million is included in securitization notes payable. Debt issuance costs of $26.1 million and $16.3 million, as of December 31, 2012 and December 31, 2011, respectively, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable consists of the following (dollars in thousands):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Original Weighted Average Interest Rate			Receivables Pledged	Note Balance At December 31, 2012	Note Balance at December 31, 2011
2006	January 2014			$1,200,000			5.4%					$63,293
2007	October 2013	-	March 2016	1,000,000	-	1,500,000	5.2%	-	5.5%			793,732
2008	January 2015	-	April 2015	500,000			8.7%	-	10.5%	$147,026	$24,126	171,224
2009	January 2016	-	July 2017	227,493	-	725,000	2.7%	-	7.5%	207,409	159,832	297,522
2010	July 2017	-	April 2018	200,000	-	850,000	2.2%	-	3.8%	1,229,587	1,095,208	1,756,455
2011	July 2018	-	March 2019	800,000	-	1,000,000	2.4%	-	2.9%	2,728,474	2,518,578	3,813,191
2012(b)	June 2019	-	May 2020	800,000	-	1,300,000	1.4%	-	2.9%	5,589,512	5,214,414
										$9,902,008	9,012,158	6,895,417
Purchase accounting premium											11,150	42,424
Total											$9,023,308	$6,937,841
_________________

(a)
Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts. Expected principal payments are $3,406.2 million in fiscal 2013, $2,324.0 million in fiscal 2014, $1,771.6 million in fiscal 2015, $1,073.2 million in fiscal 2016 and $437.8 million in fiscal 2017.

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

10. Senior Notes

Senior notes consist of the following (in thousands):

	Successor
	December 31, 2012	December 31, 2011
4.75% Senior Notes (due August 2017)	$1,000,000
6.75% Senior Notes (due June 2018)	500,000	$500,000
	$1,500,000	$500,000
Debt issuance costs related to the senior notes of $17.2 million and $7.0 million at December 31, 2012 and 2011, respectively, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of the senior notes.
In August 2012, we issued $1.0 billion of 4.75% senior notes which are due in August 2017, with interest payable semiannually.

In connection with the issuance of the 4.75% senior notes, we entered into a registration rights agreement that requires us to file a registration statement with the Securities and Exchange Commission ("SEC") for an exchange offer with respect to the 4.75% senior notes and the subsidiary guaranty. If the registration statement has not been declared effective by the SEC within 365 days from the original issuance of the senior notes or ceases to remain effective, we will be required to pay the 4.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective, for a period of up to one year.

In June 2011, we issued $500 million of 6.75% senior notes which are due in June 2018, with interest payable semiannually.
The senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. our principal operating subsidiary and none of our other subsidiaries are guarantors of the notes. The senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the make whole redemption prices as set forth in the indentures that govern the senior notes. See Note 23 - "Guarantor Consolidating Financial Statements" for further discussion.

11.	Derivative Financial Instruments and Hedging Activities
We are exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on our credit facilities and on certain securitization notes payable. See Note 1 – "Summary of Significant Accounting Policies – Derivative Financial Instruments" for more information regarding our derivative financial instruments and hedging activities.
Interest rate cap and swap derivatives consist of the following (in thousands):

	Successor
	December 31, 2012		December 31, 2011
	Notional	Fair Value(b)	Notional	Fair Value(b)
Assets
Interest rate swaps(a)	$24,126	$133	$509,561	$2,004
Interest rate caps(a)	750,983	386	1,512,793	4,548
Total assets	$775,109	$519	$2,022,354	$6,552
Liabilities
Interest rate swaps	$24,126	$133	$509,561	$6,440
Interest rate caps	750,983	394	1,470,856	4,768
Total liabilities	$775,109	$527	$1,980,417	$11,208
 _________________

(a)	Included in other assets on the consolidated balance sheets.

(b)	See Note 12 - "Fair Value of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.
Interest rate swap agreements designated as hedges had insignificant losses and $2.4 million of gains included in accumulated other comprehensive loss as of December 31, 2012 and 2011, respectively. The ineffectiveness gain (loss) related to the interest rate swap agreements was $(0.1) million for fiscal 2012, $1.1 million for fiscal 2011, $(1.1) million for the three months ended December 31, 2010, $(0.1) million for the three months ended September 30, 2010 and $0.4 million for fiscal 2010, respectively. We estimate the remaining amount of unrealized losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.
Interest rate swap agreements not designated as hedges had a change in fair value which resulted in gains (losses) of $0.2 million for fiscal 2012, $(1.7) million for fiscal 2011, $1.2 million for the three months ended December 31, 2010, $5.4 million for the three months ended September 30, 2010 and $12.6 million for fiscal 2010 included in interest expense on the consolidated statements of income and comprehensive income.
Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31, 2012 and 2011, these restricted cash accounts totaled $4.2 million and $35.5 million, respectively, and are included in other assets on the consolidated balance sheets.

The following tables present information on the effect of derivative instruments on the consolidated statements of income and comprehensive income (in thousands):

	Income (Losses) Recognized In Income
	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Non-designated hedges:
Interest rate contracts(a)	$362	$(1,701)	$1,060	$5,478	$13,248
Foreign currency exchange derivatives(b)		2,125	(535)	(383)	(1,206)
	$362	$424	$525	$5,095	$12,042
Designated hedges:
Interest rate contracts(a)	$(120)	$1,090	$(1,092)	$(85)	$394

	Losses Recognized In Accumulated Other Comprehensive (Loss) Income
	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Designated hedges:
Interest rate contracts	$(66)	$(50)	$(464)	$(8,218)	$(36,761)

	Income (Losses) Reclassified From Accumulated Other Comprehensive (Loss) Income Into Income
	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Designated hedges:
Interest rate contracts(a)	$2,383	$(2,902)	$(52)	$(14,473)	$(80,067)
_________________

(a)	Income (losses) recognized in earnings are included in interest expense.

(b)	There were no outstanding foreign currency exchange derivatives at December 31, 2012. Income (losses) recognized in earnings is included in operating expenses.

12.	Fair Values of Assets and Liabilities
ASC 820, Fair Value Measurements, provides a framework for measuring fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels.
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
Our interest rate swaps are not exchange traded but instead trade in over-the-counter markets where quoted market prices are not readily available. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms extend beyond market observable interest rate yield curves. The fair value of our interest rate swaps use observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of expected payments and receipts that derive the fair value of the interest rate swaps. The series of payments are calculated and discounted using observable interest rate yield curves. The counterparties' non-performance risk to the derivative trades is also considered when measuring the fair value of the derivatives. Macroeconomic factors after purchase could negatively affect the credit performance of our portfolio and our counterparties and therefore, could potentially impact the assumptions used in our cash flow model.
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) as described above (in thousands):

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,830,261			$1,830,261
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$386		386
Interest rate swaps(iii)			$133	133
Total assets	$1,830,261	$386	$133	$1,830,780
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$133	$133
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$394		394
Total liabilities	$	$394	$133	$527
_________________

(a)	Excludes cash in banks of $227.7 million.

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,434,592			$1,434,592
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,548		4,548
Interest rate swaps(iii)			$2,004	2,004
Total assets	$1,434,592	$4,548	$2,004	$1,441,144
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$6,440	$6,440
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$4,768		4,768
Total liabilities	$	$4,768	$6,440	$11,208
_________________

(a)	Excludes cash in banks and cash invested in Guaranteed Investment Contracts of $252.7 million.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2012 and 2011, the three months ended December 31, 2010, the three months ended September 30, 2010 and fiscal 2010 (in thousands):

	Successor			Predecessor
	December 31, 2012	December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	June 30, 2010
Assets
Interest rate swap agreements
Balance at the beginning of period	$2,004	$23,058	$27,364	$26,194	$24,267
Total realized and unrealized gains (losses)
Included in earnings	152	(1,676)	1,194	5,417	12,595
Settlements	(2,023)	(19,378)	(5,500)	(4,247)	(10,668)
Balance at the end of period	$133	$2,004	$23,058	$27,364	$26,194
Investment in money market fund
Balance at the beginning of period					$8,027
Total realized and unrealized gains (losses)
Included in earnings					2,020
Settlements					(10,047)
Balance at the end of period	$	$	$	$	$
Liabilities - Interest rate swap agreements
Balance at the beginning of period	$(6,440)	$(46,797)	$(60,895)	$(70,421)	$(131,885)
Total realized and unrealized (losses) gains
Included in earnings	(120)	1,090	(1,092)	(85)	394
Included in other comprehensive income	(66)	(50)	(464)	(8,218)	(36,761)
Settlements	6,493	39,317	15,654	17,829	97,831
Balance at the end of period	$(133)	$(6,440)	$(46,797)	$(60,895)	$(70,421)

13.	Commitments and Contingencies
Leases
Our credit centers are generally leased for terms of up to seven years with certain rights to extend for additional periods. We also lease space for our administrative offices, Canadian operations and portfolio servicing activities under leases with terms up to twelve years with renewal options. Certain leases contain lease escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents.
A summary of lease expense is as follows (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	For the Year Ended June 30, 2010

Lease expense	$12,639	$11,943	$2,710	$2,788	$12,948

Operating lease commitments for years ending December 31 are as follows (in thousands):

2013	$15,194
2014	14,547
2015	12,761
2016	11,538
2017	9,714
Thereafter	11,283
$75,037
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
Consumer finance receivables represent contracts with consumers residing throughout the United States and, to a limited extent, in Canada, with borrowers located in Texas accounting for 15% of the portfolio as of December 31, 2012. No other state accounted for more than 10% of consumer finance receivables. As of December 31, 2012, all of our commercial finance receivables represent loans to GM-franchised dealerships and their affiliates.
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by our principal operating subsidiary. As of December 31, 2012 and 2011, the par value of the senior notes was $1,500.0 million and $500.0 million, respectively. See Note 23 – "Guarantor Consolidating Financial Statements".
Legal Proceedings
As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material affect on our financial condition, liquidity and results of operations. With respect to its current litigation, at this time, we believe that the possibility of a material judgment adverse to us is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

14.	Parent Company Stock Based Compensation
Our parent company has certain stock based compensation plans for employees and key executive officers. Restricted Stock Units ("RSUs") awards granted under these plans are valued at the grant date fair value of GM common stock.
Long-Term Incentive Plan
The RSUs granted vest ratably over a three-year service period, as defined in the terms for each award. We have elected to record compensation expense for these RSUs on a straight-line basis over the entire vesting period.
Salary Stock
In the fiscal 2012 and 2011 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is recognized on the date of grant. In March 2012 the plan was amended to provide for cash settlement of awards. As a result these awards will now settle in cash and we reclassified $14.7 million from additional paid-in capital to accounts payable and accrued expenses and operating expenses. The liability for these awards is remeasured to fair value at the end of each reporting period. Prior to this amendment it was GM's policy to issue new shares upon settlement of these awards.

The following table summarizes information about RSUs granted to our employees and key executive officers under the parent company stock based compensation programs (RSUs in thousands):

	Successor
	Year Ended December 31, 2012
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	919	$25.24	0.8
Granted	698	22.08
Forfeited or expired	(10)	30.23
Settled	(189)	27.84
Outstanding at end of period	1,418	$23.17	0.8
RSUs unvested and expected to vest at December 31, 2012	511	$24.40	2.1
RSUs vested and payable at December 31, 2012	884	$22.44
For fiscal 2012 and 2011, we recorded total stock based compensation expense of $16.5 million ($10.2 million net of tax) and $17.1 million ($10.6 million net of tax), respectively.
As of December 31, 2012, unamortized compensation expense related to the RSUs was $10.0 million.
The total fair value of RSU's vested in fiscal 2012 and 2011 was $9.4 million and $15.7 million, respectively.
In fiscal 2012, total payments for 111,000 RSU's settled in cash under stock incentive plans were $2.5 million.

15.	Stock Based Compensation – Predecessor
General
We had certain stock based compensation plans for employees, non-employee directors and key executive officers. As a result of the Merger, our outstanding options and restricted stock were fully vested and settled accordingly to the terms of the award agreements and the Merger. As of October 1, 2010, we no longer have publicly traded stock and there are no stock based compensation plans other than those provided by the parent company.
Stock Options
Compensation expense recognized for stock options was $0.3 million and $1.3 million for the three months ended September 30, 2010 and for fiscal 2010, respectively. As of June 30, 2010, unamortized compensation expense related to stock options was $1.2 million.
Employee Plans
A summary of stock option activity under our employee plans was as follows (shares in thousands):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010		Year Ended June 30, 2010

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,324	$20.75	2,106	$18.02
Granted			42	20.96
Exercised	(17)	13.59	(757)	13.44
Canceled/forfeited	(30)	23.47	(67)	17.56
Outstanding at end of period	1,277	$20.75	1,324	$20.75
Options exercisable at end of period			1,033	$23.81
Weighted average fair value of options granted during period				$10.79

Cash received from exercise of options for the three months ended September 30, 2010 and for fiscal 2010 was $0.3 million and $10.2 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010 and during fiscal 2010 was $0.1 million and $5.9 million, respectively.
Non-Employee Director Plans
A summary of stock option activity under our non-employee director plans was as follows (shares in thousands):

	Predecessor
	Year Ended June 30,
	2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	80	$17.81
Exercised	(80)	17.81
Outstanding and exercisable at end of year		$
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
Compensation expense recognized for restricted stock grants was $3.6 million and $10.1 million for the three months ended September 30, 2010 and for fiscal 2010, respectively. As of June 30, 2010, unamortized compensation expense related to the restricted stock awards was $14.4 million. A summary of the status of non-vested restricted stock for the three months ended September 30, 2010 and for fiscal 2010, is presented below (shares in thousands):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010

Nonvested at beginning of period	1,810	2,253
Granted		415
Vested	(1,051)	(555)
Forfeited	(165)	(303)
Nonvested at end of period	594	1,810

16.	Employee Benefit Plans
We have a defined contribution retirement plan covering substantially all employees. We recognized $6.6 million, $4.7 million, $0.8 million, $1.0 million and $1.4 million in compensation expense for fiscal 2012 and 2011, the three months ended December 31, 2010, three months ended September 30, 2010, and for fiscal 2010, respectively. Contributions to the plan were made in cash.
Our predecessor also had an employee stock purchase plan that allowed participating employees to purchase, through payroll deductions, shares of our common stock at 85% of the market value at specified dates. A total of 8.0 million shares had been reserved for issuance under the plan. We recognized $1.1 million and $3.7 million in compensation expense for the three months ended September 30, 2010 and for fiscal 2010, respectively, related to this plan. As of June 30, 2010, unamortized compensation expense related to the employee stock purchase plan was $1.1 million. As a result of the Merger, this plan was terminated.

17.	Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period from July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
U.S. income	$732,430	$610,351	$127,779	$89,246	$354,848
Non-U.S. income (loss)	11,786	11,467	1,487	1,390	(1,409)
Income before income taxes	$744,216	$621,818	$129,266	$90,636	$353,439
The income tax provision consists of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period from July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
Current:
U.S. federal	$255,006	$156,247	$20,111	$38,307	$150,519
U.S. state and local	22,890	28,266	19,673	764	8,510
Non-U.S.	568	1,542	(6,518)	(187)	(1,569)
Total current	278,464	186,055	33,266	38,884	157,460
Deferred:
U.S. federal	(4,561)	51,317	30,522	(2,230)	(28,589)
U.S. state and local	5,191	(1,544)	(14,986)	2,609	4,938
Non-U.S.	1,996	463	5,831	73	(916)
Total deferred	2,626	50,236	21,367	452	(24,567)
Total income tax provision	$281,090	$236,291	$54,633	$39,336	$132,893
Our effective income tax rate on income before income taxes differs from the U.S. statutory rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and other income taxes	1.2	1.3	1.2	0.9	0.9
Uncertain tax positions	1.2	1.1	1.7	1.6	1.1
Non-deductible acquisition expenses		0.1	4.6	4.5
Other	0.4	0.5	(0.2)	1.4	0.6
	37.8%	38.0%	42.3%	43.4%	37.6%

Deferred Income Tax Assets and Liabilities
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Successor
	December 31, 2012	December 31, 2011
Deferred tax assets:
Purchase accounting adjustment – fair value	$30,267	$97,384
Basis difference in loan portfolio	110,669
Income tax benefits from uncertain tax positions	40,167	37,882
Net operating loss carryforward – Canada	21,146	4,609
Net operating loss carryforward – states	2,389	1,676
Borrowing costs	10,178	9,502
Purchase accounting premium – payables	4,569	16,468
Other	35,483	15,053
Total deferred tax assets before valuation allowance	254,868	182,574
Less: valuation allowance		(1,222)
Total net deferred tax assets	254,868	181,352
Deferred tax liabilities:
Depreciable assets	71,043	10,689
Fee income	31,099	28,883
Capitalized direct loan origination costs	16,566	9,668
Intangible assets	12,559	6,938
Deferred gain on debt repurchase	7,791	9,303
Basis difference in loan portfolio		3,045
Other	8,735	4,142
Total deferred tax liabilities	147,793	72,668
Net deferred tax asset	$107,075	$108,684
We have state net operating loss (“NOL”) carryforwards resulting in a deferred tax asset of $2.4 million. The NOLs have carryforward periods ranging from 5 years to 20 years. Any specific NOL carryforwards that remain unused will expire between 2013 and 2032.
We have Canadian NOL carryforwards resulting in a deferred tax asset of $21.1 million. The NOLs have a carryforward period of 20 years. Any specific NOL carryforwards that remain unused will expire between 2029 and 2032.
Valuation Allowance
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
Based upon our review of all positive and negative evidence in existence at December 31, 2012, management believes it is more likely than not that all deferred tax assets will be fully realized. Accordingly, no valuation allowance has been provided on deferred tax assets.

Uncertain Tax Positions
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010

Gross unrecognized tax benefits at beginning of period	$48,056	$127,642	$139,068	$42,502	$34,971
Increase in tax positions for prior years	978	471	131		3,186
Decrease in tax positions for prior years	(1,934)	(91,195)	(12,012)		(4,901)
Increase in tax positions for current year	9,522	11,381	455	174	12,907
Lapse of statute of limitations	(286)	(243)			(218)
Settlements	(2,946)				(3,443)
Gross unrecognized tax benefits at end of period	$53,390	$48,056	$127,642	$42,676	$42,502
At December 31, 2012, 2011, 2010, September 30, 2010 and June 30, 2010, the amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $28.1 million, $26.5 million, $21.4 million, $18.5 million and $17.6 million, respectively.
The fair value of liabilities associated with uncertain tax positions as of October 1, 2010 was based upon a change in settlement strategy as a result of the Merger.
At December 31, 2012, we believe that it is reasonably possible that the balance of the gross unrecognized tax benefits could decrease by $0.02 million to $9.4 million in the next twelve months due to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
The changes regarding interest and penalties associated with uncertain tax positions are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010

Accrued Interest
Balance at beginning of period	$21,379	$18,947	$16,030	$12,097	$10,312
Changes	3,244	2,432	2,917	966	1,785
Balance at end of period	$24,623	$21,379	$18,947	$13,063	$12,097
Accrued Penalties
Balance at beginning of period	$9,965	$9,063	$9,102	$8,474	$7,887
Changes	2,014	902	(39)	199	587
Balance at end of period	$11,979	$9,965	$9,063	$8,673	$8,474
Other Matters
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. These tax years are subject to examination by the Internal Revenue Service ("IRS"). Similarly, we also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. We continue to file separate returns in those state, local and foreign taxing jurisdictions where filing a separate return is mandated. Prior to October 1, 2010, we filed income tax returns with the U.S. federal government and with various state, local and foreign jurisdictions. Our federal income tax returns for fiscal 2006 through 2010 are under audit by the IRS. With few exceptions, we are no longer subject to state and local, or non-U.S. income tax examinations by tax authorities prior to fiscal 2005. Certain of our state tax returns are currently under examination in various state tax jurisdictions.
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated federal and state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses could be carried back as if we had filed separate income tax returns. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, payments for the tax years 2010 through 2013 are deferred for three years from their original due date. The total amount of deferral cannot exceed $650 million. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of December 31, 2012, a cumulative difference of $0.8 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our consolidated financial statements through additional paid-in capital. As of December 31, 2012, we have recorded related party taxes payable to GM in the amount of $558.6 million, representing the tax effects of income earned subsequent to the Merger.

18.	Earnings per Share – Predecessor
A reconciliation of weighted average shares used to compute basic and diluted earnings per share is as follows (dollars in thousands, except per share data):

	Predecessor
	Period From July 1, 2010 Through September 30, 2010
		Year Ended June 30, 2010

Net income	$51,300	$220,546
Basic weighted average shares	135,232,827	133,845,238
Incremental shares resulting from assumed conversions:
Stock based compensation and warrants	5,069,928	4,334,707
Diluted weighted average shares	140,302,755	138,179,945
Earnings per share:
Basic	$0.38	$1.65
Diluted	$0.37	$1.60
As a result of the Merger, our stock is no longer publicly traded and earnings per share is no longer required.
Basic earnings per share was computed by dividing net income by weighted average shares outstanding.
Diluted earnings per share was computed by dividing net income by the diluted weighted average shares, including incremental shares. The treasury stock method was used to compute the assumed incremental shares related to our outstanding stock-based compensation and warrants. The average common stock market prices for the periods were used to determine the number of incremental shares. Options to purchase 0.7 million shares of common stock for fiscal 2010 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Warrants to purchase 18.8 million shares of common stock for fiscal 2010 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

19.	Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010

Interest costs (none capitalized)	$298,432	$283,616	$66,399	$90,490	$446,699
Income taxes	12,083	4,892	16,974	28,904	190,825
We had a non-cash investing activity as the result of the receivable from the GM subvention program for fiscal 2012 and 2011 of $20.8 million and $37.4 million, respectively.
Cash payments related to income taxes do not include $280.0 million in income tax refunds received during fiscal 2010.

20.	Supplemental Disclosure for Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
Unrealized gains (losses) on cash flow hedges:
Balance at beginning of period	$1,545	$(261)		$(34,818)	$(62,509)
Change in fair value associated with current period hedging activities, net of taxes of $(23), $646, $(170), $(3,001) and $(13,333), respectively	(43)	(696)	$(294)	(5,217)	(23,428)
Reclassification into earnings, net of taxes of $(876), $400, $19, $5,285 and $28,948, respectively	(1,507)	2,502	33	9,188	51,119
Balance at end of period	(5)	1,545	(261)	(30,847)	(34,818)
Foreign currency translation adjustment:
Balance at beginning of period	(9,162)	1,819		46,688	41,410
Translation gain (loss) net of taxes of $0, $0, $0, $743 and $2,952, respectively	5,913	(10,981)	1,819	1,312	5,278
Balance at end of period	(3,249)	(9,162)	1,819	48,000	46,688
Total accumulated other comprehensive (loss) income	$(3,254)	$(7,617)	$1,558	$17,153	$11,870

21.	Fair Value of Financial Instruments
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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in thousands):

			December 31, 2012		December 31, 2011
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,289,494	$1,289,494	$572,297	$572,297
Finance receivables, net	(b)	3	10,998,274	11,313,481	9,162,492	9,385,851
Restricted cash – securitization notes payable	(a)	1	728,908	728,908	919,283	919,283
Restricted cash – credit facilities	(a)	1	14,808	14,808	136,556	136,556
Restricted cash – other	(a)	1	24,774	24,774	59,136	59,136
Interest rate swap agreements	(d)	3	133	133	2,004	2,004
Interest rate cap agreements purchased	(d)	2	386	386	4,548	4,548
Financial liabilities:
Syndicated and lease warehouse facilities	(c)	2	354,203	354,203	802,571	802,571
Medium term note facility and Wachovia funding facility	(d)	3			296,820	296,542
Securitization notes payable
Securitization notes payable	(d)	1	8,533,321	8,669,106	6,937,841	6,945,865
Private securitization 2012-PP1	(e)	3	489,987	502,332
Senior notes	(d)	2	1,500,000	1,620,000	500,000	510,000
Convertible senior notes	(d)	2			500	500
Interest rate swap agreements	(d)	3	133	133	6,440	6,440
Interest rate cap agreements sold	(d)	2	394	394	4,768	4,768
_________________

(a)
The carrying value of cash and cash equivalents, restricted cash – securitization notes payable, restricted cash – credit facilities and restricted cash – other is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of the consumer finance receivables is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. For commercial finance receivables, carrying value is considered to be a reasonable estimate of fair value because substantially all have variable rates of interest and maturities of one year or less.

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

(e)
We use observable and unobservable inputs to estimate fair value for the private securitization 2012 - PP1. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable inputs), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

There were no transfers of recurring fair values between levels.
The fair value of our consumer finance receivables use observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as our portfolio. Macroeconomic factors could affect the credit performance of our portfolio and therefore, could potentially impact the assumptions used in our cash flow model.
The medium term note facility used observable and unobservable inputs to estimate fair value. Observable inputs are used regarding an advance rate on the receivables to generate an estimated debt amount as well as the interest rate used to calculate the series of estimated principal payments. Those series of interest payments are discounted using an unobservable interest rate based on the most recent securitization in order to estimate fair value which would approximate the replacement value.
Securitization notes payable uses observable inputs to estimate fair value. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame.

22.	Quarterly Financial Data (unaudited)
The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012 - Successor
Total revenue	$431,403	$486,511	$514,517	$528,104
Income before income taxes	181,242	216,731	200,649	145,594
Net income	112,279	136,295	123,948	90,604
Year Ended December 31, 2011 - Successor
Total revenue	$295,167	$329,885	$390,681	$394,255
Income before income taxes	130,236	144,021	177,446	170,115
Net income	77,238	95,818	108,807	103,664

23.	GUARANTOR CONSOLIDATING FINANCIAL STATEMENTS
The payment of principal and interest on the 6.75% and the 4.75% senior notes issued in June 2011 and August 2012, respectively, are currently guaranteed solely by the Guarantor ("the Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The separate financial statements of the Guarantor are not included herein because the Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes. Some of our Non-Guarantor Subsidiaries had previously guaranteed the payment of principal and interest on our senior notes and convertible senior notes that were outstanding prior to the issuance of the 6.75% and the 4.75% senior notes. These previously outstanding senior notes and convertible senior notes have been repaid in full. As a result, the consolidating financial statements for December 31, 2011 and the year ended December 31, 2011, have been recast to reflect the current guarantor structure for the 6.75% and 4.75% senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of December 31, 2012, and 2011 and for the years ended December 31, 2012 and 2011, the three months ended December 31, 2010, the three months ended September 30, 2010 and the year ended June 30, 2010.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011, we identified certain errors in the presentation of the consolidating financial statements contained in this footnote as of December 31, 2011 and for the year ended December 31, 2011. The errors are related to the allocation of carrying value adjustments, as well as certain intercompany equity transactions, between General Motors Financial Company, Inc., the Guarantor and the Non-Guarantor Subsidiaries, which occurred during the recast of the consolidating financial statements to reflect the new guarantor structure in 2011. These adjustments did not have an impact on the consolidated financial statements as of December 31, 2011, or for the year ended December 31, 2011.

	December 31, 2011
	(in thousands)
	General Motors Financial Company, Inc.		Guarantor		Non-Guarantors		Eliminations
Balance Sheet:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance receivables, net			$201,796	$558,770	$8,960,696	$8,603,722
Due from affiliates	$769,778	$855,988			2,656,353	2,927,537	$(3,426,131)	$(3,783,525)
Investment in affiliates	2,871,356	2,785,146	3,252,248	5,423,232			(6,123,604)	(8,208,378)
Total assets			4,058,263	6,586,221	13,725,688	13,639,898	(9,549,735)	(11,991,903)
Due to affiliates			3,426,131	3,783,525			(3,426,131)	(3,783,525)
Total liabilities			3,495,851	3,853,245			(3,426,131)	(3,783,525)
Additional paid-in capital					1,143,529	2,199,694	(1,222,716)	(2,278,881)
Accumulated other comprehensive income				(10,801)	(17,396)	6,874	17,396	3,927
Retained earnings			483,225	2,664,590	3,918,022	2,751,797	(4,401,247)	(5,416,387)
Total shareholder's equity			562,412	2,732,976	5,561,192	5,475,402	(6,123,604)	(8,208,378)
Total liabilities and shareholder's equity			4,058,263	6,586,221	13,725,688	13,639,898	(9,549,735)	(11,991,903)

	Year Ended December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantors		Eliminations
Statement of Operations and Comprehensive Operations Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance charge income	$85,427	$106,857	$1,161,260	$1,139,830
Equity in income of affiliates	501,317	488,787			$(906,067)	$(893,537)
Income before income taxes	328,293	337,193	821,585	800,155	(906,067)	(893,537)
Income tax (benefit) provision	(60,056)	(51,156)	303,867	294,967
Net income			517,718	505,188	(906,067)	(893,537)

	Year Ended December 31, 2011
	(in thousands)
	Guarantor		Non-Guarantors		Eliminations
Statement of Cash Flows Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities:
Net income			$517,718	$505,188	$(906,067)	$(893,537)
Amortization of carrying value adjustment	$31,172	$9,742	146,394	167,824
Equity in income of affiliates	(501,317)	(488,787)			906,067	893,537
Net cash provided by operating activities	128,116	119,216	620,221	629,121
Cash flows from investing activities:
Purchases of consumer finance receivables, net			(5,138,407)	(4,802,863)	5,138,407	4,802,863
Proceeds from sale of receivables, net	5,138,407	4,802,863			(5,138,407)	(4,802,863)
Net cash provided (used in) by investing activities	905,387	569,843	(2,255,621)	(1,920,077)
Cash flows from financing activities:
Net change in due (to) from affiliates	(733,717)	(389,273)	(118,126)	(462,570)
Net cash provided (used in) by financing activities	(717,951)	(373,507)	1,706,895	1,362,451

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
SUCCESSOR
December 31, 2012
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$1,252,190	$37,304		$1,289,494
Finance receivables, net		1,557,840	9,440,434		10,998,274
Restricted cash – securitization notes payable			728,908		728,908
Restricted cash – credit facilities			14,808		14,808
Property and equipment, net	$220	4,328	47,528		52,076
Leased vehicles, net			1,702,867		1,702,867
Deferred income taxes	38,217	(27,731)	96,589		107,075
Goodwill	1,094,923		13,355		1,108,278
Intercompany receivables	66,360				66,360
Other assets	13,773	17,677	97,481		128,931
Due from affiliates	2,063,179			$(2,063,179)
Investment in affiliates	3,274,348	2,192,607		(5,466,955)
Total assets	$6,551,020	$4,996,911	$12,179,274	$(7,530,134)	$16,197,071
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$354,203		$354,203
Securitization notes payable			9,023,308		9,023,308
Senior notes	$1,500,000				1,500,000
Accounts payable and accrued expenses	22,519	$88,692	106,727		217,938
Deferred income			69,784		69,784
Taxes payable	90,652	4,229	(1,419)		93,462
Intercompany taxes payable	558,622				558,622
Interest rate swap and cap agreements		394	133		527
Due to affiliates		1,669,061	394,118	$(2,063,179)
Total liabilities	2,171,793	1,762,376	9,946,854	(2,063,179)	11,817,844
Shareholder's equity:
Common stock			569,836	(569,836)
Additional paid-in capital	3,459,195	79,187	122,425	(201,612)	3,459,195
Accumulated other comprehensive loss	(3,254)	(10,801)	13,151	(2,350)	(3,254)
Retained earnings	923,286	3,166,149	1,527,008	(4,693,157)	923,286
Total shareholder's equity	4,379,227	3,234,535	2,232,420	(5,466,955)	4,379,227
Total liabilities and shareholder's equity	$6,551,020	$4,996,911	$12,179,274	$(7,530,134)	$16,197,071

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
SUCCESSOR
December 31, 2011
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$500,556	$71,741		$572,297
Finance receivables, net		558,770	8,603,722		9,162,492
Restricted cash – securitization notes payable			919,283		919,283
Restricted cash – credit facilities			136,556		136,556
Property and equipment, net	$220	3,567	43,653		47,440
Leased vehicles, net			809,491		809,491
Deferred income taxes	28,572	49,792	30,320		108,684
Goodwill	1,094,923		13,059		1,107,982
Intercompany receivables	35,975		1,472		37,447
Other assets	7,880	50,304	83,064		141,248
Due from affiliates	855,988		2,927,537	$(3,783,525)
Investment in affiliates	2,785,146	5,423,232		(8,208,378)
Total assets	$4,808,704	$6,586,221	$13,639,898	$(11,991,903)	$13,042,920
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$1,099,391		$1,099,391
Securitization notes payable			6,937,841		6,937,841
Senior notes	$500,000				500,000
Convertible senior notes	500				500
Accounts payable and accrued expenses	4,975	$60,070	95,127		160,172
Deferred income			24,987		24,987
Taxes payable	79,885	4,882	710		85,477
Intercompany taxes payable	300,306				300,306
Interest rate swap and cap agreements		4,768	6,440		11,208
Due to affiliates		3,783,525		$(3,783,525)
Total liabilities	885,666	3,853,245	8,164,496	(3,783,525)	9,119,882
Shareholder's equity:
Common stock			517,037	(517,037)
Additional paid-in capital	3,470,495	79,187	2,199,694	(2,278,881)	3,470,495
Accumulated other comprehensive loss	(7,617)	(10,801)	6,874	3,927	(7,617)
Retained earnings	460,160	2,664,590	2,751,797	(5,416,387)	460,160
Total shareholder's equity	3,923,038	2,732,976	5,475,402	(8,208,378)	3,923,038
Total liabilities and shareholder's equity	$4,808,704	$6,586,221	$13,639,898	$(11,991,903)	$13,042,920

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
SUCCESSOR
Year Ended December 31, 2012
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$149,924	$1,444,250		$1,594,174
Leased vehicle income			289,256		289,256
Other income	$45,349	194,451	249,544	$(412,239)	77,105
Equity in income of affiliates	489,203	598,939		(1,088,142)
	534,552	943,314	1,983,050	(1,500,381)	1,960,535
Costs and expenses
Operating expenses	15,166	85,424	296,992		397,582
Leased vehicle expenses			211,407		211,407
Provision for loan losses		231,033	72,659		303,692
Interest expense	67,178	166,365	461,946	(412,239)	283,250
Acquisition expenses			20,388		20,388
	82,344	482,822	1,063,392	(412,239)	1,216,319
Income before income taxes	452,208	460,492	919,658	(1,088,142)	744,216
Income tax (benefit) provision	(10,918)	(41,067)	333,075		281,090
Net income	$463,126	$501,559	$586,583	$(1,088,142)	$463,126

Comprehensive income	$467,489	$501,559	$592,860	$(1,094,419)	$467,489

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
SUCCESSOR
Year Ended December 31, 2011
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$106,857	$1,139,830		$1,246,687
Leased vehicle income			97,676		97,676
Other income	$51,239	295,472	509,083	$(790,169)	65,625
Equity in income of affiliates	404,750	488,787		(893,537)
	455,989	891,116	1,746,589	(1,683,706)	1,409,988
Costs and expenses
Operating expenses	18,079	88,671	231,790		338,540
Leased vehicle expenses			67,088		67,088
Provision for loan losses		157,923	20,449		178,372
Interest expense	59,903	307,329	627,107	(790,169)	204,170
	77,982	553,923	946,434	(790,169)	788,170
Income before income taxes	378,007	337,193	800,155	(893,537)	621,818
Income tax (benefit) provision	(7,520)	(51,156)	294,967		236,291
Net income	$385,527	$388,349	$505,188	$(893,537)	$385,527

Comprehensive income	$376,352	$388,349	$449,794	$(838,143)	$376,352

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
SUCCESSOR
October 1, 2010 – December 31, 2010
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$15,402	$248,945		$264,347
Leased vehicle income			4,418		4,418
Other income	$10,209	77,407	134,849	$(210,059)	12,406
Equity in income of affiliates	92,471	88,171		(180,642)
	102,680	180,980	388,212	(390,701)	281,171
Costs and expenses
Operating expenses	20,474	12,727	37,240		70,441
Leased vehicle expenses			2,106		2,106
Provision for loan losses		11,797	14,555		26,352
Interest expense	7,913	92,388	146,442	(210,059)	36,684
Acquisition expenses			16,322		16,322
	28,387	116,912	216,665	(210,059)	151,905
Income before income taxes	74,293	64,068	171,547	(180,642)	129,266
Income tax (benefit) provision	(340)	(30,808)	85,781		54,633
Net income	$74,633	$94,876	$85,766	$(180,642)	$74,633

Comprehensive income	$76,191	$94,876	$123,764	$(218,640)	$76,191

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
PREDECESSOR
July 1, 2010 – September 30, 2010
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$38,255	$304,094		$342,349
Leased vehicle income			15,888		15,888
Other income	$8,644	80,242	136,244	$(210,743)	14,387
Equity in income of affiliates	70,729	115,397		(186,126)
	79,373	233,894	456,226	(396,869)	372,624
Costs and expenses
Operating expenses	18,104	4,710	46,041		68,855
Leased vehicle expenses			6,539		6,539
Provision for loan losses		56,760	17,858		74,618
Interest expense	11,394	83,266	205,447	(210,743)	89,364
Acquisition expenses	6,199	36,452			42,651
Restructuring charges, net		15	(54)		(39)
	35,697	181,203	275,831	(210,743)	281,988
Income before income taxes	43,676	52,691	180,395	(186,126)	90,636
Income tax (benefit) provision	(7,624)	(17,673)	64,633		39,336
Net income	$51,300	$70,364	$115,762	$(186,126)	$51,300

Comprehensive income	$56,583	$70,364	$124,715	$(195,079)	$56,583

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
PREDECESSOR
Year Ended June 30, 2010
(in thousands)

	General Motors Financial Company, Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$98,707	$1,332,612		$1,431,319
Leased vehicle income			44,316		44,316
Other income	$29,917	392,738	830,046	$(1,205,519)	47,182
Equity in income of affiliates	243,078	369,120		(612,198)
	272,995	860,565	2,206,974	(1,817,717)	1,522,817
Costs and expenses
Operating expenses	17,771	65,141	205,879		288,791
Leased vehicles expenses			34,639		34,639
Provision for loan losses		166,706	221,352		388,058
Interest expense	45,950	459,162	1,157,629	(1,205,519)	457,222
Restructuring charges, net		859	(191)		668
	63,721	691,868	1,619,308	(1,205,519)	1,169,378
Income before income taxes	209,274	168,697	587,666	(612,198)	353,439
Income tax (benefit) provision	(11,272)	(68,182)	212,347		132,893
Net income	$220,546	$236,879	$375,319	$(612,198)	$220,546

Comprehensive income	$253,515	$236,879	$422,256	$(659,135)	$253,515

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
Year Ended December 31, 2012
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$463,126	$501,559	$586,583	$(1,088,142)	$463,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,718	1,686	250,778		255,182
Accretion and amortization of loan and leasing fees		340	(53,529)		(53,189)
Amortization of carrying value adjustment		25	(10,444)		(10,419)
Amortization of purchase accounting premium			(31,648)		(31,648)
Provision for loan losses		231,033	72,659		303,692
Deferred income taxes	(9,645)	77,523	(65,252)		2,626
Stock-based compensation expense	3,716				3,716
Other		1,871	(13,080)		(11,209)
Equity in income of affiliates	(489,203)	(598,939)		1,088,142
Changes in assets and liabilities:
Other assets	3,627	(4,031)	2,782		2,378
Accounts payable and accrued expenses	2,817	32,397	12,732		47,946
Taxes payable	10,767	(653)	(2,298)		7,816
Intercompany taxes payable	258,316				258,316
Net cash provided by operating activities	246,239	242,811	749,283		1,238,333
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(5,556,169)	(4,887,966)	4,887,966	(5,556,169)
Principal collections and recoveries on consumer finance receivables		(1,137)	4,008,030		4,006,893
Fundings of commercial finance receivables, net		(1,224,082)			(1,224,082)
Collections of commercial finance receivables		667,181			667,181
Proceeds from sale of consumer finance receivables, net		4,887,966		(4,887,966)
Purchases of leased vehicles, net			(1,077,163)		(1,077,163)
Proceeds from termination of leased vehicles			55,414		55,414
Purchases of property and equipment		(2,447)	(11,042)		(13,489)
Change in restricted cash - securitization notes			190,375		190,375
Change in restricted cash - credit facilities			122,345		122,345
Change in other assets	(45,565)	31,318	3,336		(10,911)
Net change in investment in affiliates		2,738,205		(2,738,205)
Net cash (used in) provided by investing activities	(45,565)	1,540,835	(1,596,671)	(2,738,205)	(2,839,606)
Cash flows from financing activities:
Borrowings on credit facilities			1,199,707		1,199,707
Payments on credit facilities			(1,950,484)		(1,950,484)
Issuance of securitization notes payable			6,400,000		6,400,000
Payments on securitization notes payable			(4,282,977)		(4,282,977)
Issuance of senior notes	1,000,000				1,000,000
Debt issuance costs	(12,237)		(35,964)		(48,201)
Retirement of debt	(505)				(505)
Other net changes	(285)				(285)
Net capital contribution to subsidiaries			(2,744,846)	2,744,846
Net change in due (to) from affiliates	(1,187,647)	(1,032,012)	2,219,634	25
Net cash (used in) provided by financing activities	(200,674)	(1,032,012)	805,070	2,744,871	2,317,255
Net increase (decrease) in cash and cash equivalents		751,634	(42,318)	6,666	715,982
Effect of foreign exchange rate changes on cash and cash equivalents			7,881	(6,666)	1,215
Cash and cash equivalents at beginning of period		500,556	71,741		572,297
Cash and cash equivalents at end of period	$	$1,252,190	$37,304	$	$1,289,494

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
Year Ended December 31, 2011
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$385,527	$388,349	$505,188	$(893,537)	$385,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,786	1,653	102,180		109,619
Accretion and amortization of loan and leasing fees		(1,415)	(19,287)		(20,702)
Amortization of carrying value adjustment		9,742	167,824		177,566
Amortization of purchase accounting premium	(183)		(67,488)		(67,671)
Provision for loan losses		157,923	20,449		178,372
Deferred income taxes	98,021	(1,062)	(46,723)		50,236
Stock-based compensation expense	17,106				17,106
Other	1,436	18,929	(43,583)		(23,218)
Equity in income of affiliates	(404,750)	(488,787)		893,537
Changes in assets and liabilities:
Other assets	1,896	58	32,695		34,649
Accounts payable and accrued expenses	(34,507)	28,944	(15,836)		(21,399)
Taxes payable	(75,869)	4,882	(6,298)		(77,285)
Intercompany taxes payable	258,092				258,092
Net cash provided by operating activities	252,555	119,216	629,121		1,000,892
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(5,020,639)	(4,802,863)	4,802,863	(5,020,639)
Principal collections and recoveries on consumer finance receivables		1,339	3,717,925		3,719,264
Proceeds from sale of consumer finance receivables, net		4,802,863		(4,802,863)
Purchases of leased vehicles, net			(857,138)		(857,138)
Proceeds from termination of leased vehicles			38,054		38,054
Sales (purchases) of property and equipment	1,924	(2,617)	(7,666)		(8,359)
Acquisition of FinanciaLinx			(9,601)		(9,601)
FinanciaLinx cash on hand at acquisition			9,283		9,283
Change in restricted cash - securitization notes payable			6,799		6,799
Change in restricted cash - credit facilities			(5,108)		(5,108)
Change in other assets		(2,840)	(9,762)		(12,602)
Net change in investment in affiliates	(7,186)	791,737		(784,551)
Net cash (used in) provided by investing activities	(5,262)	569,843	(1,920,077)	(784,551)	(2,140,047)
Cash flows from financing activities:
Borrowings on credit facilities			3,716,609		3,716,609
Payments on credit facilities			(3,446,074)		(3,446,074)
Issuance of securitization notes payable			4,550,000		4,550,000
Payments on securitization notes payable			(3,675,459)		(3,675,459)
Issuance of senior notes	500,000				500,000
Debt issuance costs	(7,622)		(41,696)		(49,318)
Retirement of debt	(75,164)				(75,164)
Net capital contribution to subsidiaries		15,766	721,641	(737,407)
Other net changes	(528)				(528)
Net change in due (to) from affiliates	(652,998)	(389,273)	(462,570)	1,504,841
Net cash (used in) provided by financing activities	(236,312)	(373,507)	1,362,451	767,434	1,520,066
Net increase in cash and cash equivalents	10,981	315,552	71,495	(17,117)	380,911
Effect of Canadian exchange rate changes on cash and cash equivalents	(10,981)		(9,304)	17,117	(3,168)
Cash and cash equivalents at beginning of period		185,004	9,550		194,554
Cash and cash equivalents at end of period	$	$500,556	$71,741	$	$572,297

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR
October 1, 2010 – December 31, 2010
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$74,633	$94,876	$85,766	$(180,642)	$74,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513	338	5,958		7,809
Accretion and amortization of loan and leasing fees		(11)	1,122		1,111
Amortization of carrying value adjustment		11,305	65,787		77,092
Amortization of purchase accounting premium	(42)		(27,416)		(27,458)
Provision for loan losses		11,797	14,555		26,352
Deferred income taxes	49,106	(48,730)	20,991		21,367
Other	242	4,841	(16,622)		(11,539)
Equity in income of affiliates	(92,471)	(88,171)		180,642
Changes in assets and liabilities:
Other assets	(9,875)	19,127	(9,621)		(369)
Accounts payable and accrued expenses	(25,832)	(4,223)	19,780		(10,275)
Taxes payable	(8,555)	138	(1,031)		(9,448)
Intercompany taxes payable	42,214				42,214
Net cash provided by operating activities	30,933	1,287	159,269		191,489
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(947,318)	(1,001,126)	1,001,126	(947,318)
Principal collections and recoveries on consumer finance receivables		(105)	870,967		870,862
Proceeds from sale of consumer finance receivables, net		1,001,126		(1,001,126)
Purchases of leased vehicles, net			(10,655)		(10,655)
Sales (purchases) of property and equipment	2,590	(617)	(4,402)		(2,429)
Change in restricted cash - securitization notes payable			49,860		49,860
Change in restricted cash - credit facilities			3,030		3,030
Change in other assets		(7,330)	20,566		13,236
Net change in investment in affiliates	(31,756)	1,820,204		(1,788,448)
Net cash (used in) provided by investing activities	(29,166)	1,865,960	(71,760)	(1,788,448)	(23,414)
Cash flows from financing activities:
Borrowings on credit facilities			468,394		468,394
Payments on credit facilities			(256,362)		(256,362)
Issuance of securitization notes payable			700,000		700,000
Payments on securitization notes payable			(954,644)		(954,644)
Debt issuance costs			(4,314)		(4,314)
Retirement of debt	(464,254)				(464,254)
Net capital contribution to subsidiaries		63,421	(1,885,434)	1,822,013
Net change in due from (to) affiliates	460,668	(2,271,579)	1,842,610	(31,699)
Net cash used in financing activities	(3,586)	(2,208,158)	(89,750)	1,790,314	(511,180)
Net decrease in cash and cash equivalents	(1,819)	(340,911)	(2,241)	1,866	(343,105)
Effect of Canadian exchange rate changes on cash and cash equivalents	1,819		177	(1,866)	130
Cash and cash equivalents at beginning of period		525,915	11,614		537,529
Cash and cash equivalents at end of period	$	$185,004	$9,550	$	$194,554

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
PREDECESSOR
July 1, 2010 – September 30, 2010
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$51,300	$70,364	$115,762	$(186,126)	$51,300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	486	225	13,938		14,649
Accretion and amortization of loan and leasing fees		(646)	(296)		(942)
Provision for loan losses		56,760	17,858		74,618
Deferred income taxes	(46,078)	(17,521)	64,051		452
Stock-based compensation expense	5,019				5,019
Non-cash interest charges on convertible debt	5,625				5,625
Other		(787)	(13,013)		(13,800)
Equity in income of affiliates	(70,729)	(115,397)		186,126
Changes in assets and liabilities:
Other assets	4,085	10,603	1,685		16,373
Accounts payable and accrued expenses	737	(6,609)	(4,085)		(9,957)
Taxes payable	289	6,270	(5,154)		1,405
Net cash (used in) provided by operating activities	(49,266)	3,262	190,746		144,742
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(940,763)	(1,155,695)	1,155,695	(940,763)
Principal collections and recoveries on consumer finance receivables		(38,671)	922,478		883,807
Proceeds from sale of consumer finance receivables, net		1,155,695		(1,155,695)
Purchases of property and equipment	1	(212)	(101)		(312)
Change in restricted cash - securitization notes payable			(45,787)		(45,787)
Change in restricted cash - credit facilities			8,257		8,257
Change in other assets		1,370	38,823		40,193
Net change in investment in affiliates	(2,076)	(5,520)		7,596
Net cash (used in) provided by investing activities	(2,075)	171,899	(232,025)	7,596	(54,605)
Cash flows from financing activities:
Borrowings on credit facilities			484,921		484,921
Payments on credit facilities			(552,951)		(552,951)
Issuance of securitization notes payable			1,050,000		1,050,000
Payments on securitization notes payable			(795,512)		(795,512)
Debt issuance costs			(7,686)		(7,686)
Proceeds from issuance of common stock	2,138		5,367	(5,367)	2,138
Cash settlement of share based awards	(16,062)				(16,062)
Other net changes	313				313
Net change in due from (to) affiliates	62,897	77,588	(140,434)	(51)
Net cash provided by financing activities	49,286	77,588	43,705	(5,418)	165,161
Net (decrease) increase in cash and cash equivalents	(2,055)	252,749	2,426	2,178	255,298
Effect of Canadian exchange rate changes on cash and cash equivalents	2,055		81	(2,178)	(42)
Cash and cash equivalents at beginning of period		273,166	9,107		282,273
Cash and cash equivalents at end of period	$	$525,915	$11,614	$	$537,529

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
PREDECESSOR
Year Ended June 30, 2010
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$220,546	$236,879	$375,319	$(612,198)	$220,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,688	1,766	75,590		79,044
Accretion and amortization of loan and leasing fees		(578)	5,369		4,791
Provision for loan losses		166,706	221,352		388,058
Deferred income taxes	81,395	162,627	(268,589)		(24,567)
Stock-based compensation expense	15,115				15,115
Amortization of warrant costs	1,968				1,968
Non-cash interest charges on convertible debt	21,554				21,554
Other	(283)	(3,495)	(12,459)		(16,237)
Equity in income of affiliates	(243,078)	(369,120)		612,198
Changes in assets and liabilities:
Income tax receivable	162,036		35,366		197,402
Other assets	7,941	(6,478)	3,793		5,256
Accounts payable and accrued expenses	59,653	8,388	(41,796)		26,245
Taxes payable	11,289	(1,607)	(148)		9,534
Net cash provided by operating activities	339,824	195,088	393,797		928,709
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(2,090,602)	(1,606,156)	1,606,156	(2,090,602)
Principal collections and recoveries on consumer finance receivables		61,906	3,544,774		3,606,680
Proceeds from sale of consumer finance receivables, net		1,606,156		(1,606,156)
Purchases of property and equipment		(580)	(1,001)		(1,581)
Change in restricted cash - securitization notes payable			(78,549)		(78,549)
Change in restricted cash - credit facilities			52,354		52,354
Change in other assets		29,992	23,930		53,922
Net change in investment in affiliates	(9,308)	2,155,664		(2,146,356)
Net cash (used in) provided by investing activities	(9,308)	1,762,536	1,935,352	(2,146,356)	1,542,224
Cash flows from financing activities:
Borrowings on credit facilities			775,665		775,665
Payments on credit facilities			(1,806,852)		(1,806,852)
Issuance of securitization notes payable			2,352,493		2,352,493
Payments on securitization notes payable			(3,674,062)		(3,674,062)
Debt issuance costs	1,810		(26,564)		(24,754)
Proceeds from issuance of common stock	15,635		(2,158,877)	2,158,877	15,635
Retirement of debt	(20,425)				(20,425)
Other net changes	645				645
Net change in due (to) from affiliates	(336,411)	(1,867,467)	2,209,044	(5,166)
Net cash used in financing activities	(338,746)	(1,867,467)	(2,329,153)	2,153,711	(2,381,655)
Net (decrease) increase in cash and cash equivalents	(8,230)	90,157	(4)	7,355	89,278
Effect of Canadian exchange rate changes on cash and cash equivalents	8,230		(1,167)	(7,355)	(292)
Cash and cash equivalents at beginning of period		183,009	10,278		193,287
Cash and cash equivalents at end of period	$	$273,166	$9,107	$	$282,273

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
General Motors Financial Company, Inc.:
We have audited the accompanying consolidated balance sheets of General Motors Financial Company, Inc. and subsidiaries (the "Company") as of December 31, 2012 (Successor) and 2011(Successor), and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for the years ended December 31, 2012 (Successor) , December 31, 2011 (Successor), the three month periods ended December 31, 2010 (Successor), and September 30, 2010 (Predecessor), and for the year ended June 30, 2010 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Financial Company, Inc. and subsidiaries at December 31, 2012 (Successor) and 2011 (Successor) and the results of their operations and their cash flows for the years ended December 31, 2012 (Successor) and 2011 (Successor), the three month periods ended December 31, 2010 (Successor) and September 30, 2010 (Predecessor), and for the year ended June 30, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
February 15, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We had no disagreements on accounting or financial disclosure matters with our independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on their evaluation, they have concluded, to the best of their knowledge and belief, that the disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted in accordance with General Instruction I to Form 10-K

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION
Omitted in accordance with General Instruction I to Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Omitted in accordance with General Instruction I to Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Omitted in accordance with General Instruction I to Form 10-K

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICE

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period From October 1, 2010 Through December 31, 2010	Period From July 1, 2010 Through September 30, 2010	Year Ended June 30, 2010
Deloitte & Touche LLP
Audit Fees(a)	$1,010,000	$1,138,000	$975,000	$75,000	$1,025,000
Audit Related Fees(b)	2,213,923	662,000	92,500	141,000	498,900
Tax Fees(c)	29,201	73,220	58,073	114,513	150,977
Total Fees	$3,253,124	$1,873,220	$1,125,573	$330,513	$1,674,877
 _________________

(a)
Audit Fees include the annual financial statement audit (including quarterly reviews, subsidiary audits and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements). Audit Fees include fees for professional services to perform the attestation required by the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.

(b)
Audit-Related Fees are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent registered public accounting firm. Audit-Related Fees include, among other things, agreed-upon procedures and other services pertaining to our securitization program and other warehouse credit facility reviews; the attestations required by the requirements of Regulation AB; and accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit Fees".

(c)	Tax Fees include tax services related to tax compliance and related advice.

As a wholly-owned subsidiary of General Motors Company, audit and non-audit services provided by our independent auditor are subject to General Motors Company's Audit Committee pre-approval policies and procedures. The Audit Committee pre-approved all services provided by, and all fees of, our independent auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011 (Successor) .

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012 and 2011, three months ended December 31, 2010 (Successor) and September 30, 2010 and for the year ended June 30, 2010 (Predecessor).
Consolidated Statements of Shareholder's Equity for the years ended December 31, 2012 and 2011, three months ended December 31, 2010 (Successor) and September 30, 2010 and for the year ended June 30, 2010 (Predecessor).
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, three months ended December 31, 2010 (Successor) and September 30, 2010 and for the year ended June 30, 2010 (Predecessor).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2013.

GENERAL MOTORS FINANCIAL COMPANY, INC.

BY:	/s/ DANIEL E. BERCE
Daniel E. Berce
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. BERCE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 15, 2013
Daniel E. Berce

/s/ CHRIS A. CHOATE	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	February 15, 2013
Chris A. Choate

/s/ DANIEL AMMANN	Director	February 15, 2013
Daniel Ammann

/s/ STEPHEN J. GIRSKY	Director	February 15, 2013
Stephen J. Girsky

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

4.2
Indenture, dated June 1, 2011, between General Motors Financial Company, Inc. and Deutsche Bank Trust Company Americas, concerning GM Financial's $500 million 6.75% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 3, 2011.

Incorporated by Reference

4.2.1
Registration Rights Agreement, dated June 1, 2011, among General Motors Financial Company, Inc., Deutsche Bank Securities Inc. and JPMorgan Securities LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 3, 2011

Incorporated by Reference

4.3
Indenture, dated August 16, 2012, between General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Wells Fargo Bank, N.A., as trustee, concerning GM Financial's $1 billion 4.75% Senior Noted due 2017, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 16, 2012

Incorporated by Reference
4/3/2001
4.3.1
Registration Rights Agreement, dated August 16, 2012, between General Motors Financial Company, Inc., AmeriCredit Financial Services, Inc., the guarantor, and Deutsche Bank Securities Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 16, 2012
Incorporated by Reference

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

INDEX TO EXHIBITS
(Continued)

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

10.5.1
Indenture, dated February 26, 2010, among AmeriCredit Syndicated warehouse Trust, Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.2 to the Current Report on Form 8-K, filed on March 2, 2010.
Incorporated by Reference

10.5.2
Note Purchase Agreement, dated February 26, 2010, among AmeriCredit Syndicated Warehouse Trust, AmeriCredit Funding Corp. XI, AmeriCredit Financial Services, Inc., Deutsche Bank AG New York Branch and Wells Fargo Bank, NA, incorporated by reference herein to Exhibit 99.3 to the Current Report on Form 8-K, filed on March 2, 2010
Incorporated by Reference

10.5.3
First Supplemental Indenture, dated August 20, 2010, between AmeriCredit Syndicated Warehouse Trust and Wells Fargo Bank, N A, incorporated herein by reference to Exhibit 10.11.3 to the Annual Report on Form 10-K filed on August 27, 2010.
Incorporated by Reference

10.5.4
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

10.5.5
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
Incorporated by Reference

10.5.6
Fourth Omnibus Amendment to the Sale and Servicing Agreement, the Indenture, the Custodian Agreement and the Note Purchase Agreement, dated May 10, 2012, among AmeriCredit Syndicated Warehouse Trust, as Issuer, AmeriCredit Funding Corp. XI, as a Seller, AmeriCredit Financial Services, Inc., as a Seller and as Servicer, Deutsche Bank AG, New York Branch, as Administrative Agent, Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Trust Collateral Agent, the Purchasers that are party to the Note Purchase Agreement and the Agents that are party to the Note Purchase Agreement, , incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed May 11, 2012
Incorporated by Reference

10.6
2011-A Servicing Supplement, dated January 31, 2011, among ACAR Leasing Ltd., AmeriCredit Financial services, Inc., APGO Trust and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed February 4, 2011.
Incorporated by Reference

10.6.1
Indenture, dated January 31, 2011, among GMF Leasing Warehouse Trust, Wells Fargo Bank, National Association, AmeriCredit Financial services, Inc., Deutsche Bank AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed February 4, 2011.
Incorporated by Reference

10.6.2
Note Purchase Agreement, dated January 31, 2011, among GMF Leasing Warehouse Trust, AmeriCredit Financial services, Inc., GMF Leasing LLC, Deutsche Bank, AG, New York Branch, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed February 4, 2011.
Incorporated by Reference

INDEX TO EXHIBITS
(Continued)

10.6.3
Second Omnibus Amendment to the Credit and Security Agreement, the 2011-A Exchange Note Supplement, the Indenture, the Note Purchase Agreement, the Amended and Restated Servicing Agreement and the 2011-A Servicing Supplement, dated January 30, 2012, by and among GMF Leasing Warehouse Trust, as Issuer, AmeriCredit Financial Services, Inc., ACAR Leasing Ltd., as Titling Trust, GMF Leasing LLC, as Seller, APGO Trust, as Settlor, Deutsche Bank AG, New York Branch, as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the DB Purchaser Group, JPMorgan Chase Bank, N.A., as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the JPM Purchaser Group, and Wells Fargo Bank, National Association, as Administrative Agent (under the 2011-A Exchange Note Supplement and the Credit and Security Agreement), Collateral Agent, Indenture Trustee and 2011-A Exchange Noteholder, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 3, 2012.
Incorporated by Reference

10.6.4
Third Omnibus Amendment to the Credit and Security Agreement, the 2011-A Exchange Note Supplement, the Indenture, the Note Purchase Agreement and the 2011-A Servicing Supplement, dated January 25, 2013, by and among GMF Leasing Warehouse Trust, as Issuer, AmeriCredit Financial Services, Inc., ACAR Leasing Ltd., as Titling Trust, GMF Leasing LLC, as Seller, APGO Trust, as Settlor, Deutsche Bank AG, New York Branch, as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the DB Purchaser Group, JPMorgan Chase Bank, N.A., as an Administrative Agent (under the Note Purchase Agreement) and as Agent for the JPM Purchaser Group, and Wells Fargo Bank, National Association, as Administrative Agent (under the 2011-A Exchange Note Supplement), Collateral Agent, Indenture Trustee and 2011-A Exchange Noteholder, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 31, 2013.
Incorporated by Reference

10.7
2011-A Servicing Supplement, dated July 15, 2011, among GM Financial Canada Leasing Ltd., FinanciaLinx Corporation, GMF Canada Leasing Trust, Deutsche Bank AG, Canada Branch, and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed July 21, 2011.
Incorporated by Reference

10.7.1
Series 2011-A Indenture Supplement, dated July 15, 2011, among ComputerShare Trust Company of Canada, BNY trust Company of Canada, Deutsche Bank AG, Canada Branch and BMO Nesbitt Burns Inc., incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed July 21, 2011.
Incorporated by Reference

10.7.2
Note Purchase Agreement, dated July 15, 2011, among GMF Canada Leasing Trust, FinanciaLinx Corporation, GM Financial Canada Leasing Ltd., Deutsche Bank AG, Canada Branch, BMO Nesbitt Burns Inc. and BNY Trust Company of Canada, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed July 21, 2011.
Incorporated by Reference

10.7.3
First Omnibus Amendment to the 2011-A Borrower Note Supplement, the Note Purchase Agreement, the Servicing Agreement and the 2011-A Servicing Supplement, dated as of July 13, 2012, by and among Computershare Trust Company of Canada in its capacity as trustee of GMF Canada Leasing Trust, as Issuer, GM Financial Canada Leasing Ltd., as Borrower, FinanciaLinx Corporation, individually and in its capacity as Servicer, Deutsche Bank AG, Canada Branch, as an Administrative Agent, BMO Nesbitt Burns Inc., as an Administrative Agent, BNY Trust Company of Canada, as Indenture Trustee, the Purchasers identified on the signature pages thereto, AmeriCredit Financial Services, Inc., as Performance Guarantor, and the Agents identified on the signature pages thereto, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 19, 2012.
Incorporated by Reference

10.8
Note Purchase Agreement, dated as of January 10, 2012, among GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, AFS SenSub Corp., as Seller, AmeriCredit Financial Services, Inc., as Servicer and as Custodian, Azalea Asset Management, Inc., as Note Purchaser, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed January 23, 2012.
Incorporated by Reference

10.8.1
Indenture, dated as of January 4, 2012, between GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed January 23, 2012.
Incorporated by Reference

INDEX TO EXHIBITS
(Continued)

10.8.2
Purchase Agreement, dated as of January 4, 2012, between AFS SenSub Corp., as Purchaser, and AmeriCredit Financial Services, Inc., as Seller, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed January 23, 2012.
Incorporated by Reference

10.8.3
Sale and Servicing Agreement, dated as of January 4, 2012, among GM Financial Automobile Receivables Trust 2012-PP1, as Issuer, AFS SenSub Corp., as Seller, AmeriCredit Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent, incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed January 23, 2012.
Incorporated by Reference
10.9
3-Year Revolving Credit Agreement, dated as of November 5, 2012, among General Motors Holdings LLC, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors Do Brasil Ltda., the Subsidiary Borrowers from time to time Parties hereto, and the Several Lenders from time to time Parties hereto, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, filed February 7, 2013.

Incorporated by Reference

10.10	Purchase and Sale Agreement, dated as of November 21, 2012, among Ally Financial Inc., General Motors Financial Company, Inc. and General Motors Company	@

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

CERTIFICATIONS
Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Annual Report on Form 10-K of General Motors Financial Company, Inc. (the "Company") for the fiscal year ended December 31, 2012 (this "report");

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

Dated: February 15, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Annual Report on Form 10-K of General Motors Financial Company, Inc. (the "Company") for the fiscal year ended December 31, 2012 (this "report");

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

Dated: February 15, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Annual Report on Form 10-K of General Motors Financial Company, Inc. (the "Company") for the fiscal year ended December 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 15, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Annual Report on Form 10-K of General Motors Financial Company, Inc. (the "Company") for the fiscal year ended December 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 15, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer