Form 10-Q
period 2013-03-31
General Motors Financial Company, Inc.
filed 2013-05-02
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2013, there were 500 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,896,870	$1,289,494
Finance receivables, net	11,502,472	10,998,274
Restricted cash – securitization notes payable	778,213	728,908
Restricted cash – credit facilities	53,101	14,808
Property and equipment, net	50,801	52,076
Leased vehicles, net	2,103,961	1,702,867
Deferred income taxes	81,559	107,075
Goodwill	1,108,011	1,108,278
Related party receivables	45,733	66,360
Other assets	133,458	128,931
Total assets	$18,754,179	$16,197,071
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities	$2,719,134	$354,203
Securitization notes payable	9,029,694	9,023,308
Senior notes	1,500,000	1,500,000
Accounts payable and accrued expenses	235,866	217,938
Deferred income	94,023	69,784
Taxes payable	97,175	93,462
Related party taxes payable	594,806	558,622
Derivative swap and cap agreements	3,052	527
Total liabilities	14,273,750	11,817,844
Commitments and contingencies (Note 9)
Shareholder's equity:
Common stock, $0.01 par value per share, 500 shares authorized and issued
Additional paid-in capital	3,460,532	3,459,195
Accumulated other comprehensive loss	(9,332)	(3,254)
Retained earnings	1,029,229	923,286
Total shareholder's equity	4,480,429	4,379,227
Total liabilities and shareholder's equity	$18,754,179	$16,197,071
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Finance charge income	$414,731	$358,256
Leased vehicle income	106,705	52,893
Other income	18,684	20,254
	540,120	431,403
Costs and expenses
Operating expenses	107,824	97,869
Leased vehicle expenses	80,407	40,646
Provision for loan losses	93,606	48,554
Interest expense	82,228	63,092
Acquisition and integration expenses	6,383
	370,448	250,161
Income before income taxes	169,672	181,242
Income tax provision	63,729	68,963
Net income	105,943	112,279
Other comprehensive (loss) income
Unrealized gains (losses) on cash flow hedges	9	(896)
Foreign currency translation adjustment	(6,083)	4,454
Income tax (provision) benefit	(4)	351
Other comprehensive (loss) income, net	(6,078)	3,909
Comprehensive income	$99,865	$116,188
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$105,943	$112,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,166	50,565
Accretion and amortization of loan and leasing fees	(17,902)	(11,087)
Amortization of carrying value adjustment	(5,032)	20,169
Amortization of acquisition accounting premium	(4,521)	(9,944)
Provision for loan losses	93,606	48,554
Deferred income taxes	25,487	(9,652)
Stock based compensation expense	1,337	584
Other	(300)	(5,556)
Changes in assets and liabilities:
Other assets	(7,132)	(1,943)
Accounts payable and accrued expenses	(8,306)	25,674
Taxes payable	3,676	4,108
Related party taxes payable	36,184	72,378
Net cash provided by operating activities	315,206	296,129
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(1,343,002)	(1,364,662)
Principal collections and recoveries on consumer finance receivables	1,096,275	1,015,918
Funding of commercial finance receivables, net	(1,036,138)
Collections of commercial finance receivables	763,074
Purchases of leased vehicles, net	(510,052)	(305,370)
Proceeds from termination of leased vehicles	37,274	6,922
Purchases of property and equipment	(1,432)	(3,952)
Change in restricted cash – securitization notes payable	(49,305)	62,710
Change in restricted cash – credit facilities	(38,610)	15,452
Change in other assets	4,923	10,079
Net cash used in investing activities	(1,076,993)	(562,903)
Cash flows from financing activities:
Borrowings on credit facilities	2,383,928	453,774
Payments on credit facilities	(11,253)	(778,054)
Issuance of securitization notes payable	1,000,000	1,800,000
Payments on securitization notes payable	(989,104)	(1,168,700)
Debt issuance costs	(13,167)	(4,761)
Net cash provided by financing activities	2,370,404	302,259
Net increase in cash and cash equivalents	1,608,617	35,485
Effect of foreign exchange rate changes on cash and cash equivalents	(1,241)	1,009
Cash and cash equivalents at beginning of period	1,289,494	572,297
Cash and cash equivalents at end of period	$2,896,870	$608,791
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special purpose financing trusts ("Trusts") utilized in securitization transactions and credit facilities which are considered variable interest entities ("VIE's"). All intercompany transactions and accounts have been eliminated in consolidation.
The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These interim period financial statements should be read in conjunction with our consolidated financial statements that are included in the Annual Report on Form 10-K filed on February 15, 2013.
The consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Prior year amounts for leased vehicle income have been reclassified to conform to the current year presentation. Leased vehicle income is now presented on its own line on the consolidated statements of income and comprehensive income where it was previously included incorrectly in other income.
Related Party Transactions
We offer loan and lease finance products through General Motors Company ("GM") franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM. GM makes cash payments to us for offering incentivized rates and structures on these loan and lease finance products under a subvention program. At March 31, 2013 and December 31, 2012, we had intercompany receivables from GM in the amount of $45.7 million and $20.8 million, under the subvention program.
We also had $47.2 million and $45.6 million due at March 31, 2013 and December 31, 2012, in outstanding loans to dealers that are majority-owned and consolidated by GM, in connection with our commercial lending program.
Recent Accounting Pronouncements
In February 2013, ASU ("2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of 2013-02 improves the reporting and reclassifications out of accumulated other comprehensive income. We adopted this ASU effective January 1, 2013, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.

Note 2.	Finance Receivables
Finance receivables consist of the following (in thousands):

Consumer	March 31, 2013	December 31, 2012
Pre-acquisition consumer finance receivables - outstanding balance	$1,758,629	$2,161,863
Pre-acquisition consumer finance receivables - carrying value	$1,579,955	$1,958,204
Post-acquisition consumer finance receivables, net of fees	9,433,105	8,830,914
	11,013,060	10,789,118
Less: allowance for loan losses on post-acquisition consumer finance receivables	(382,455)	(344,740)
Total consumer finance receivables, net	10,630,605	10,444,378
Commercial
Commercial finance receivables, net of fees	882,736	559,999
Less: allowance for loan losses - collective	(9,039)	(6,103)
Less: allowance for loan losses - specific	(1,830)
Total commercial finance receivables, net	871,867	553,896
Total finance receivables, net	$11,502,472	$10,998,274
Consumer Finance Receivables
A summary of the changes in our consumer finance receivables is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,958,204	$4,027,361
Post-acquisition consumer finance receivables, net of fees - beginning of period	8,830,914	5,313,899
	10,789,118	9,341,260
Loans purchased	1,358,710	1,395,757
Charge-offs	(131,542)	(51,058)
Principal collections and other	(974,758)	(919,865)
Change in carrying value adjustment on the pre-acquisition consumer finance receivables	(28,468)	(82,326)
Balance at end of period	$11,013,060	$9,683,768
Finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.
The accrual of finance charge income has been suspended on $403.3 million and $503.2 million of consumer finance receivables (based on contractual amount due) as of March 31, 2013 and December 31, 2012.
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
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from our pre-acquisition portfolio to determine if the difference is attributable, at least in part, to credit quality. During the three months ended March 31, 2013 and 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $48.3 million and $166.6 million, we transferred this excess from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio.

A summary of the changes in the accretable yield is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$404,006	$737,464
Accretion of accretable yield	(81,561)	(135,825)
Transfer from non-accretable difference	48,284	166,621
Balance at end of period	$370,729	$768,260
A summary of the changes in the allowance for consumer loan losses is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$344,740	$178,768
Provision for loan losses	88,840	48,554
Charge-offs	(131,542)	(51,058)
Recoveries	80,417	31,828
Balance at end of period	$382,455	$208,092
Credit Risk
A summary of the credit risk profile by FICO score band of the consumer finance receivables, determined at origination, is as follows (in thousands):

	March 31, 2013	Percent	December 31, 2012	Percent
FICO Score less than 540	$3,177,979	28.4%	$3,010,927	27.4%
FICO Score 540 to 599	5,164,094	46.1	5,013,812	45.6
FICO Score 600 to 659	2,455,437	21.9	2,513,153	22.9
FICO Score 660 and greater	394,224	3.6	454,885	4.1
Balance at end of period(a)	$11,191,734	100.0%	$10,992,777	100.0%
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

	March 31, 2013		March 31, 2012
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$476,887	4.3%	$318,412	3.2%
Greater than 60 days	169,140	1.5	124,561	1.2
	646,027	5.8	442,973	4.4
In repossession	32,165	0.3	24,896	0.3
	$678,192	6.1%	$467,869	4.7%

Impaired Finance Receivables - Troubled Debt Restructurings ("TDRs")
Consumer finance receivables in the post-acquisition portfolio that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. At March 31, 2013, the financial effects of the accounts in the post-acquisition portfolio that became classified as TDRs resulted in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual, therefore there are no additional financial effects of these loans becoming classified as TDRs.
The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in thousands):

	March 31, 2013	December 31, 2012
Outstanding recorded investment	$335,512	$228,320
Less: allowance for loan losses	(43,957)	(32,575)
Outstanding recorded investment, net of allowance	$291,555	$195,745
Unpaid principal balance	$341,469	$231,844
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Average recorded investment	$281,916	$48,314
Interest income recognized	10,381	135
The following table provides information on consumer loans at the time they became classified as TDRs (dollars in thousands):

	Three Months Ended
	March 31,
	2013		2012
	Number of Accounts	Amount	Number of Accounts	Amount
Recorded investment	6,992	$131,245	649	$12,957
A redefault is when an account meets the requirements for evaluation under our charge-off policy (see Note 1 - "Summary of Significant Accounting Policies" in our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2012 for additional information). The following table presents the unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net recorded investment charged-off on TDRs that subsequently defaulted	$5,265	$107

Commercial Finance Receivables
A summary of the changes in our commercial finance receivables is as follows (in thousands):

Three Months Ended
March 31, 2013
Balance at beginning of period	$559,999
Loans funded	1,040,376
Principal collections and other	(717,639)
Balance at end of period	$882,736
The accrual of finance charge income has been suspended on $4.7 million of commercial finance receivables (based on contractual amount due) as of March 31, 2013.
A summary of the changes in the allowance for commercial loan losses is as follows (in thousands):

Three Months Ended
March 31, 2013
Balance at beginning of period	$6,103
Provision for loan losses	4,766
Balance at end of period	$10,869
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
Dealers are assigned to five groups according to their risk rating as follows:
•Group I - Dealers with strong to superior financial metrics
•Group II - Dealers with fair to favorable financial metrics
•Group III - Dealers with marginal to weak financial metrics
•Group IV - Dealers with poor financial metrics
•Group V - Dealers with loans classified as uncollectible or impaired
The credit lines for Group V dealers are suspended, and no further funding is extended to these dealers.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in thousands):

	March 31, 2013	December 31, 2012
Group I	$120,728	$98,417
Group II	447,155	278,403
Group III	288,197	171,008
Group IV	22,480	12,171
Group V	4,176
	$882,736	$559,999
Delinquency
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due.
At March 31, 2013, 99.5% of our commercial finance receivables were current with respect to payment status.
Impaired Commercial Finance Receivables
Commercial finance receivables are assessed for impairment and any required specific allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At March 31, 2013 and December 31, 2012 there were no outstanding commercial finance receivables classified as TDRs.
The outstanding recorded investment for impaired commercial finance receivables and the related allowance is presented below (in thousands):

March 31, 2013
Outstanding recorded investment	$4,176
Less: allowance for loan losses	(1,830)
Outstanding recorded investment, net of allowance	$2,346
Unpaid principal balance	$4,662
Finance charge income from commercial finance receivables classified as impaired is accounted for in the same manner as other accruing commercial finance receivables. Cash collections on these commercial finance receivables are allocated according to the same payment hierarchy methodology applied to commercial finance receivables that are not classified as impaired. Additional information about commercial finance receivables classified as impaired is presented below (in thousands):

Three Months Ended
March 31,
2013
Average recorded investment	$4,290
Interest income recognized	42
There were no charge-offs of commercial finance receivables during the three months ended March 31, 2013.

Note 3.	Leased Vehicles
Leased vehicles consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Leased vehicles	$2,831,168	$2,282,880
Manufacturer incentives	(386,842)	(307,256)
	2,444,326	1,975,624
Less: accumulated depreciation	(340,365)	(272,753)
Less: purchase accounting discount		(4)
	$2,103,961	$1,702,867
A summary of the changes in our leased vehicles is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$1,975,624	$886,956
Leased vehicles purchased	620,350	383,799
Leased vehicles returned - end of term	(52,141)	(13,550)
Leased vehicles returned - default	(3,987)	(1,241)
Manufacturer incentives	(81,319)	(51,368)
Foreign currency translation adjustment	(14,201)	5,838
Balance at end of period	$2,444,326	$1,210,434
Our Canadian subsidiary originates and sells leases for a third party with servicing retained. As of March 31, 2013 and December 31, 2012, this subsidiary was servicing $534.5 million and $625.0 million of leased vehicles for this third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in thousands):

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Minimum rental payments under operating leases	$341,078	$353,962	$230,704	$56,915	$3,055	$87

Note 4.	Securitizations
A summary of our securitization activity and cash flows from special purpose entities used for securitizations is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Receivables securitized	$1,055,420	$1,915,719
Net proceeds from securitization	1,000,000	1,800,000
Servicing fees(a)	67,468	58,563
Net distributions from Trusts	373,635	450,545
_________________

(a)	Cash flows received for the servicing of securitizations consolidated as VIE’s are a component of finance charge income on the consolidated statements of income and comprehensive income.
We retain servicing responsibilities for receivables transferred to the Trusts. We receive a monthly base servicing fee on the outstanding principal balance of our securitized receivables and supplemental fees (such as late charges) for servicing the receivables.
As of March 31, 2013 and December 31, 2012, we were servicing $9.7 billion and $9.9 billion of finance receivables that have been transferred to the Trusts.

Note 5.	Credit Facilities
Amounts outstanding under our credit facilities are as follows (in thousands):

	March 31, 2013	December 31, 2012
Syndicated warehouse facility	$948,272
Lease warehouse facility – U.S.	863,721
Floorplan warehouse facility - U.S.	500,000
Lease warehouse facility – Canada	407,141	$354,203
	$2,719,134	$354,203
Further detail regarding terms and availability of the credit facilities as of March 31, 2013 is as follows (in thousands):

Facility	Facility Amount	Advances Outstanding	Assets Pledged (f)	Restricted Cash Pledged (g)
Syndicated warehouse facility(a)	$2,500,000	$948,272	$1,215,978	$24,315
Lease warehouse facility – U.S.(b)	1,200,000	863,721	1,418,025
Floorplan warehouse facility - U.S.(c)	1,000,000	500,000	739,638	6,849
Lease warehouse facility – Canada(d)	787,440	407,141	629,100	2,998
GM Related Party Credit Facility(e)	300,000
	$5,787,440	$2,719,134	$4,002,741	$34,162
_________________

(a)
In May 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(b)
In May 2014, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until November 2019 when any remaining amount outstanding will be due and payable.

(c)
In March 2013 we entered into a $1.0 billion floorplan facility in the U.S. In March 2014, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid in fixed amounts over a six month period, with a final maturity in August 2014.

(d)
In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$800.0 million, and advances outstanding of

C$413.6 million.

(e)
Effective April 1, 2013, we renewed and increased the GM Related Party Credit Facility ("GM Related Party Credit Facility") with GM Holdings to $1.5 billion. The facility will be reduced to $600.0 million in June 2013, and has maturity date of September 2014.

(f)	Borrowings on the warehouse facilities are collateralized by finance receivables, while borrowings on the lease warehouse facilities are collateralized by leasing related assets.

(g)
These amounts do not include cash collected on finance receivables and leasing related assets pledged of $18.9 million, which are also included in restricted cash – credit facilities on the consolidated balance sheets.

Our syndicated warehouse and lease warehouse facilities with participating banks provide financing either directly or through institutionally managed commercial paper conduits. Under these funding agreements, we transfer finance receivables or leasing related assets to our special purpose finance subsidiaries. These subsidiaries, in turn, issue notes to the bank participants or agents, collateralized by such finance and lease contracts and cash. The bank participants or agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to us in consideration for the transfer of assets. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and the finance receivables, leasing related assets and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to our creditors or our other subsidiaries. Advances under the funding agreements generally bear interest at commercial paper rates, London Interbank Offered Rates ("LIBOR"), Canadian Dollar Offered Rate ("CDOR") or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the bank participants or agents. For the syndicated warehouse, floorplan and lease warehouse – Canada we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under these credit facilities.

Our credit facilities, other than the GM Related Party Credit Facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2013, we were in compliance with all covenants in our credit facilities.
The following table presents the weighted average interest rate, the average amount outstanding and the maximum amount outstanding on the following credit facilities during the three months ended March 31, 2013 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.40%	$52,682	$948,272
Lease warehouse facility – U.S.	1.82%	57,581	863,721
Lease warehouse facility – Canada(a)	2.67%	381,546	407,141
Floorplan warehouse facility - U.S.	0.91%	27,778	500,000
_________________

(a)	Average amount outstanding and maximum amount outstanding represent C$387.6 million and C$413.6 million.
There were no borrowings or repayments on the GM Related Party Credit Facility during the three months ended March 31, 2013.
The following table presents the weighted average interest rate, the average amount outstanding and the maximum amount outstanding on the syndicated warehouse facility and the lease warehouse facility – Canada during the three months ended March 31, 2012 (dollars in thousands):

Facility Type	Weighted Average Interest Rate	Average Amount Outstanding	Maximum Amount Outstanding
Syndicated warehouse facility	1.63%	$128,309	$621,257
Lease warehouse facility – Canada(a)	2.59%	212,485	248,176
_________________

(a)	Average amount outstanding and maximum amount outstanding represent C$212.4 million and C$248.0 million.
There were no borrowings or repayments on the lease warehouse facility – U.S. or the GM Related Party Credit Facility during the three months ended March 31, 2012.
Our available liquidity for strategic initiatives consists of a three-year, $5.5 billion secured revolving credit facility that GM entered into in November 2012 that includes a GM Financial borrowing sub-limit of $4.0 billion ("GM Revolving Credit Facility").
Our borrowings under the facility are limited by GM's ability to borrow under the facility.  Therefore, we may be able to borrow up to $4.0 billion or we may be unable to borrow depending upon GM's borrowing activity.   If we do borrow under the facility we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our or our subsidiaries' assets secure this facility.
Debt issuance costs are amortized to interest expense over the expected term of the credit facilities. Unamortized costs of $9.8 million and $4.5 million as of March 31, 2013 and December 31, 2012 are included in other assets.

Note 6.	Securitization Notes Payable
Securitization notes payable represents debt issued by us in securitization transactions. In connection with the merger with GM, we recorded a purchase accounting premium that is being amortized to interest expense over the expected term of the notes. Amortization for the three months ended March 31, 2013 and 2012 was $4.5 million and $9.8 million. At March 31, 2013, unamortized purchase accounting premium of $6.6 million is included in securitization notes payable. Debt issuance costs of $26.0 million and $26.1 million, as of March 31, 2013 and December 31, 2012, which are included in other assets on the consolidated balance sheets, are being amortized to interest expense over the expected term of securitization notes payable.

Securitization notes payable as of March 31, 2013 consists of the following (dollars in thousands):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Original Weighted Average Interest Rate			Receivables Pledged	Note Balance At March 31, 2013
2009	January 2016	-	July 2017	$227,493	-	$725,000	2.7%	-	7.5%	$166,233	$134,233
2010	July 2017	-	April 2018	200,000	-	850,000	2.2%	-	3.8%	1,070,580	967,364
2011	July 2018	-	March 2019	800,000	-	1,000,000	2.4%	-	2.9%	2,422,690	2,257,766
2012(b)	June 2019	-	May 2020	800,000	-	1,300,000	1.4%	-	2.9%	5,072,996	4,703,285
2013	July 2020			1,000,000			1.2%			1,002,007	960,412
										$9,734,506	9,023,060
Acquisition accounting premium											6,634
Total											$9,029,694
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

Note 7.	Derivative Financial Instruments
Derivative swap and cap agreements consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Notional	Fair Value(b)	Notional	Fair Value(b)
Assets
Interest rate swaps(a)			$24,126	$133
Interest rate caps(a)	$1,654,098	$784	750,983	386
Foreign exchange swaps(a)(c)	1,500,000	2,221
Total assets	$3,154,098	$3,005	$775,109	$519
Liabilities
Interest rate swaps			$24,126	$133
Interest rate caps	$1,654,098	$795	750,983	394
Foreign exchange swaps(c)	1,500,000	2,257
Total liabilities	$3,154,098	$3,052	$775,109	$527
 _________________

(a)	Included in other assets on the consolidated balance sheets.

(b)	See Note 8 - "Fair Values of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.

(c)	Notional balances of 750 million Euro (€), 331 million Pound (£) and 229 million Swedish krona (SEK) have been translated to USD.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our credit facilities. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.

Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of March 31, 2013 and December 31, 2012, these restricted cash accounts totaled $3.9 million and $4.2 million, and are included in other assets on the consolidated balance sheets.
In connection with the closing of the acquisition of certain international operations from Ally Financial Inc. ("Ally Financial"), we provided a loan denominated in foreign currencies (Euro, British Pound and Swedish Krona) to an acquired entity for the equivalent of $1.5 billion. In March 2013, we entered into foreign exchange swaps to hedge against any valuation change in the loan due to changes in foreign exchange rates. Refer to Note 14 - "Subsequent Events" to our condensed consolidated financial statements for additional information on the acquisition.

Note 8.	Fair Values of Assets and Liabilities
Refer to Note 12 - "Fair Values of Assets and Liabilities" to the consolidated financial statements in our Form 10-K for further discussion of valuation techniques and fair value measurement levels. The fair value of our foreign exchange swaps use observable quoted prices for inputs and are considered Level 2 financial instruments.
Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in thousands):

	March 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,105,275			$1,105,275
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$784		784
Foreign exchange swaps(i)		2,221		2,221
Total assets	$1,105,275	$3,005	$	$1,108,280
Liabilities
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$795		$795
Foreign exchange swaps(i)		2,257		2,257
Total liabilities	$	$3,052	$	$3,052
_________________

(a)	Excludes cash in banks of $2,642.4 million.

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,830,261			$1,830,261
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$386		386
Interest rate swaps(iii)			$133	133
Total assets	$1,830,261	$386	$133	$1,830,780
Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps(iii)			$133	$133
Derivatives not designated as hedging instruments:
Interest rate caps(i)		$394		394
Total liabilities	$	$394	$133	$527
_________________

(a)	Excludes cash in banks of $227.7 million.
The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended
	March 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$133	$(133)	$2,004	$(6,440)
Total realized and unrealized gains
Included in earnings			128	(40)
Included in other comprehensive income				(97)
Settlements	(133)	133	(346)	4,452
Balance at end of period	$	$	$1,786	$(2,125)

Note 9.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by our principal operating subsidiary. As of March 31, 2013 and December 31, 2012, the par value of the senior notes was $1,500.0 million. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.

Note 10.	Income Taxes
We had gross unrecognized tax benefits of $53.1 million and $53.4 million at March 31, 2013 and December 31, 2012. The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $29.9 million and $28.1 million at March 31, 2013 and December 31, 2012.
At March 31, 2013, we believe that it is reasonably possible that the gross unrecognized tax benefits could decrease by up to $11.7 million in the next twelve months due to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. As of December 31, 2012, accrued interest and penalties associated with uncertain tax positions were $24.6 million and $12.0 million. During the three months ended March 31, 2013, we accrued an additional $1.4 million in interest and accrued an additional $0.1 million in penalties associated with uncertain tax positions.
Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. These tax years are subject to examination by the Internal Revenue Service ("IRS"). Similarly, we also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. We continue to file separate returns in those state, local and foreign taxing jurisdictions where filing a separate return is mandated. Prior to October 1, 2010, we filed income tax returns with the U.S. federal government and with various state, local and foreign jurisdictions. Our federal income tax returns for fiscal 2006 through 2010 are under audit by the IRS and have been submitted to Congressional Joint Committee on Taxation (“JCT”) for review. Per a notice dated April 10, 2013, the JCT has completed its review and has taken no exception to the conclusions reached by the IRS. The completion of the JCT review will be reflected on the June 30, 2013 financial statements and does not have a significant impact. With few exceptions, we are no longer subject to state and local, or non-U.S. income tax examinations by tax authorities prior to fiscal 2005. Certain of our state tax returns are currently under examination in various state tax jurisdictions.
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated federal and state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses could be carried back as if we had filed separate income tax returns. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, amended effective April 1, 2013, payments for the tax years 2010 through 2014 are deferred for four years from their original due date, with the first payment due December 15, 2014.The total amount of deferral cannot exceed $1.0 billion. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of March 31, 2013, a cumulative difference of $0.8 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our consolidated financial statements through additional paid-in capital. As of March 31, 2013, we have recorded related party taxes payable to GM in the amount of $594.8 million, representing the tax effects of income earned subsequent to the merger with GM.
Our effective income tax rate was 37.6% and 38.1% for the three months ended March 31, 2013 and 2012.

Note 11.	Fair Value of Financial Instruments
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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in thousands):

			March 31, 2013		December 31, 2012
		Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$2,896,870	$2,896,870	$1,289,494	$1,289,494
Finance receivables, net	(b)	3	11,502,472	11,799,364	10,998,274	11,313,481
Restricted cash – securitization notes payable	(a)	1	778,213	778,213	728,908	728,908
Restricted cash – credit facilities	(a)	1	53,101	53,101	14,808	14,808
Restricted cash – other	(a)	1	19,522	19,522	24,774	24,774
Interest rate swap agreements	(d)	3			133	133
Interest rate cap agreements purchased	(d)	2	784	784	386	386
Foreign exchange swap agreements	(d)	2	2,221	2,221
Financial liabilities:
Credit facilities	(c)	2	2,719,134	2,719,134	354,203	354,203
Securitization notes payable
Securitization notes payable	(d)	1	8,600,162	8,742,701	8,533,321	8,669,106
Private securitization 2012-PP1	(e)	3	429,532	442,003	489,987	502,332
Senior notes	(d)	2	1,500,000	1,606,250	1,500,000	1,620,000
Interest rate swap agreements	(d)	3			133	133
Interest rate cap agreements sold	(d)	2	795	795	394	394
Foreign exchange swap agreements	(d)	2	2,257	2,257
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

(c)	The credit facilities have variable rates of interest and maturities of approximately one year. Therefore, carrying value is considered to be a reasonable estimate of fair value.

(d)
The fair values of the interest rate cap and swap agreements, securitization notes payable, senior notes and foreign exchange swap agreements are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

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
The fair value of our consumer finance receivables use observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as our portfolio. Macroeconomic factors could affect the credit performance of our portfolio and therefore could potentially impact the assumptions used in our cash flow model.

Securitization notes payable uses observable inputs to estimate fair value. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame.

Note 12.	Supplemental Cash Flow Information
Cash payments for interest costs and income taxes consist of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Interest costs (none capitalized)	$90,277	$56,940
Income taxes	40	2,590
We had a non-cash investing activity as the result of the receivable from the GM subvention program for the three months ended March 31, 2013 and 2012 of $24.9 million and $25.4 million.

Note 13.	Disclosure for Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Unrealized gains on cash flow hedges:
Balance at beginning of period	$(5)	$1,545
Change in fair value associated with current period hedging activities, net of taxes of $(34)		(63)
Reclassification into earnings, in interest expense, net of taxes of $4 and $(317)	5	(482)
Balance at end of period		1,000
Foreign currency translation adjustment:
Balance at beginning of period	(3,249)	(9,162)
Translation (loss) gain net of taxes of $0 and $0	(6,083)	4,454
Balance at end of period	(9,332)	(4,708)
Total accumulated other comprehensive loss	$(9,332)	$(3,708)

Note 14.	Subsequent Events
Acquisition of Certain of Ally Financial Inc. International Operations.
In November 2012, we entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire its non-controlling equity interests in GMAC-SAIC Automotive Finance Company Limited, which conducts automotive finance and other financial services in China.
In April 2013, we completed the acquisition of substantially all of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil. We paid approximately $2.4 billion, subject to certain closing adjustments, to acquire these businesses. In addition to the purchase price that we have paid with respect to the acquisitions, we have also funded a $1.5 billion inter-company loan to certain of the entities we acquired in Europe, of which $1.3 billion was used to repay a loan from Ally Financial to such European entities. GM provided us with additional equity funding of $1.3 billion and we borrowed $0.8 billion on the GM Related Party Credit Facility, which increased size to $1.5 billion on April 1, 2013, to complete these acquisitions.
Our acquisition of Ally Financial's French, Portuguese, and Brazilian automotive finance operations and the equity interests in GMAC-SAIC are subject to certain regulatory and other approvals, and are expected to close in 2013 or early 2014. We expect to pay approximately $1.8 billion to close these acquisitions, subject to certain closing adjustments.
We will record the fair value of assets acquired and liabilities assumed at April 1, 2013, the date we obtained control of the acquired operations, and include the results of their operations and cash flows in our consolidated financial statements from that date forward.

The following table summarizes certain pro forma financial information for us and the acquired entities closed in April, had these acquisitions occurred as of the first day in the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Total revenue	$764,913	$682,131

Net income	142,798	159,365
It is not possible to reasonably estimate the nature and amount of goodwill or the value of identifiable intangible assets at this time because the valuation of the assets acquired and liabilities assumed was not completed at the date of the issuance of our condensed consolidated financial statements.

Note 15.	Guarantor Consolidating Financial Statements
The payment of principal and interest on the 6.75% and the 4.75% senior notes issued in June 2011 and August 2012, are currently guaranteed solely by AmeriCredit Financial Services, Inc. ("the Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The separate financial statements of the Guarantor are not included herein because the Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.
Subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2012, we identified certain errors in the presentation of the consolidating financial statements contained in Note 14 - "Guarantor Consolidating Financial Statements" in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012. The errors are related to the allocation of carrying value adjustments between the Guarantor and the Non-Guarantor Subsidiaries which occurred during the recast of the consolidating financial statements to reflect the new guarantor structure in 2011. These adjustments did not have an impact on the consolidated financial statements for the year ended December 31, 2012, for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	(in thousands)
	Guarantor		Non-Guarantors		Eliminations
Statement of Cash Flows Items:	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from investing activities:
Purchases of consumer finance receivables, net			$(678,690)	$(1,035,664)	$678,690	$1,035,664
Proceeds from sale of consumer finance receivables, net	$678,690	$1,035,664			(678,690)	(1,035,664)
Net change in investment in affiliates	517,585	444,325			(513,131)	(439,871)
Net cash used in investing activities	(152,662)	131,052	107,344	(249,630)	(513,131)	(439,871)
Cash flows from financing activities:
Net capital contribution to subsidiaries			(513,676)	(440,416)	513,676	440,416
Net change in due from (due to) affiliates	166,037	(117,677)	(103,465)	180,249
Net cash provided by financing activities	166,037	(117,677)	(314,882)	42,092	513,676	440,416

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2013
(unaudited, in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$2,835,147	$61,723		$2,896,870
Finance receivables, net		409,499	11,092,973		11,502,472
Restricted cash – securitization notes payable			778,213		778,213
Restricted cash – credit facilities			53,101		53,101
Property and equipment, net	$220	3,842	46,739		50,801
Leased vehicles, net			2,103,961		2,103,961
Deferred income taxes	38,449	(105,838)	148,948		81,559
Goodwill	1,094,923		13,088		1,108,011
Related party receivables	45,733				45,733
Other assets	13,549	20,053	99,856		133,458
Due from affiliates	2,105,490		1,026,260	$(3,131,750)
Investment in affiliates	3,387,674	3,433,617		(6,821,291)
Total assets	$6,686,038	$6,596,320	$15,424,862	$(9,953,041)	$18,754,179
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$2,719,134		$2,719,134
Securitization notes payable			9,029,694		9,029,694
Senior notes	$1,500,000				1,500,000
Accounts payable and accrued expenses	19,026	$106,918	109,922		235,866
Deferred income			94,023		94,023
Taxes payable	91,777	4,332	1,066		97,175
Related party taxes payable	594,806				594,806
Interest rate swap and cap agreements		3,052			3,052
Due to affiliates		3,131,750		$(3,131,750)
Total liabilities	2,205,609	3,246,052	11,953,839	(3,131,750)	14,273,750
Shareholder's equity:
Common stock			579,600	(579,600)
Additional paid-in capital	3,460,532	79,187	1,212,873	(1,292,060)	3,460,532
Accumulated other comprehensive (loss) income	(9,332)	(10,801)	7,123	3,678	(9,332)
Retained earnings	1,029,229	3,281,882	1,671,427	(4,953,309)	1,029,229
Total shareholder's equity	4,480,429	3,350,268	3,471,023	(6,821,291)	4,480,429
Total liabilities and shareholder's equity	$6,686,038	$6,596,320	$15,424,862	$(9,953,041)	$18,754,179

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$1,252,190	$37,304		$1,289,494
Finance receivables, net		1,557,840	9,440,434		10,998,274
Restricted cash – securitization notes payable			728,908		728,908
Restricted cash – credit facilities			14,808		14,808
Property and equipment, net	$220	4,328	47,528		52,076
Leased vehicles, net			1,702,867		1,702,867
Deferred income taxes	38,217	(27,731)	96,589		107,075
Goodwill	1,094,923		13,355		1,108,278
Related party receivables	66,360				66,360
Other assets	13,773	17,677	97,481		128,931
Due from affiliates	2,063,179			$(2,063,179)
Investment in affiliates	3,274,348	2,192,607		(5,466,955)
Total assets	$6,551,020	$4,996,911	$12,179,274	$(7,530,134)	$16,197,071
Liabilities and Shareholder's Equity
Liabilities:
Credit facilities			$354,203		$354,203
Securitization notes payable			9,023,308		9,023,308
Senior notes	$1,500,000				1,500,000
Accounts payable and accrued expenses	22,519	$88,692	106,727		217,938
Deferred income			69,784		69,784
Taxes payable	90,652	4,229	(1,419)		93,462
Related party taxes payable	558,622				558,622
Interest rate swap and cap agreements		394	133		527
Due to affiliates		1,669,061	394,118	$(2,063,179)
Total liabilities	2,171,793	1,762,376	9,946,854	(2,063,179)	11,817,844
Shareholder's equity:
Common stock			569,836	(569,836)
Additional paid-in capital	3,459,195	79,187	122,425	(201,612)	3,459,195
Accumulated other comprehensive (loss) income	(3,254)	(10,801)	13,151	(2,350)	(3,254)
Retained earnings	923,286	3,166,149	1,527,008	(4,693,157)	923,286
Total shareholder's equity	4,379,227	3,234,535	2,232,420	(5,466,955)	4,379,227
Total liabilities and shareholder's equity	$6,551,020	$4,996,911	$12,179,274	$(7,530,134)	$16,197,071

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2013
(unaudited, in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$38,644	$376,087		$414,731
Leased vehicle income			106,705		106,705
Other income	$14,083	41,538	47,025	$(83,962)	18,684
Equity in income of affiliates	113,326	145,660		(258,986)
	127,409	225,842	529,817	(342,948)	540,120
Costs and expenses
Operating expenses	3,189	22,820	81,815		107,824
Leased vehicle expenses			80,407		80,407
Provision for loan losses		66,513	27,093		93,606
Interest expense	21,739	34,819	109,632	(83,962)	82,228
Acquisition and integration expenses			6,383		6,383
	24,928	124,152	305,330	(83,962)	370,448
Income before income taxes	102,481	101,690	224,487	(258,986)	169,672
Income tax (benefit) provision	(3,462)	(14,043)	81,234		63,729
Net income	$105,943	$115,733	$143,253	$(258,986)	$105,943

Comprehensive income	$99,865	$115,733	$137,225	$(252,958)	$99,865

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2012
(unaudited, in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$35,111	$323,145		$358,256
Leased vehicle income			52,893		52,893
Other income	$10,942	63,203	88,781	$(142,672)	20,254
Equity in income of affiliates	117,141	149,138		(266,279)
	128,083	247,452	464,819	(408,951)	431,403
Costs and expenses
Operating expenses	3,594	25,374	68,901		97,869
Leased vehicle expenses			40,646		40,646
Provision for loan losses		59,684	(11,130)		48,554
Interest expense	14,324	58,452	132,988	(142,672)	63,092
	17,918	143,510	231,405	(142,672)	250,161
Income before income taxes	110,165	103,942	233,414	(266,279)	181,242
Income tax (benefit) provision	(2,114)	(13,740)	84,817		68,963
Net income	$112,279	$117,682	$148,597	$(266,279)	$112,279

Comprehensive income	$116,733	$117,682	$148,052	$(266,279)	$116,188

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013
(unaudited, in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$105,943	$115,733	$143,253	$(258,986)	$105,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	883	411	90,872		92,166
Accretion and amortization of loan and leasing fees		327	(18,229)		(17,902)
Amortization of carrying value adjustment		(171)	(4,861)		(5,032)
Amortization of acquisition accounting premium			(4,521)		(4,521)
Provision for loan losses		66,513	27,093		93,606
Deferred income taxes	(232)	78,107	(52,388)		25,487
Stock based compensation expense	1,337				1,337
Other		169	(469)		(300)
Equity in income of affiliates	(113,326)	(145,660)		258,986
Changes in assets and liabilities:
Other assets	(656)	(654)	(5,822)		(7,132)
Accounts payable and accrued expenses	(3,493)	(1,717)	(3,096)		(8,306)
Taxes payable	1,125	103	2,448		3,676
Related party taxes payable	36,184				36,184
Net cash provided by operating activities	27,765	113,161	174,280		315,206
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(1,343,002)	(2,114,409)	2,114,409	(1,343,002)
Principal collections and recoveries on consumer finance receivables		234	1,096,041		1,096,275
Proceeds from sale of consumer finance receivables, net		2,114,409		(2,114,409)
Funding of commercial finance receivables, net		(1,029,791)	(738,341)	731,994	(1,036,138)
Collections of commercial finance receivables		668,758	94,316		763,074
Proceeds from sale of commercial finance receivables, net		731,994		(731,994)
Purchases of leased vehicles, net			(510,052)		(510,052)
Proceeds from termination of leased vehicles			37,274		37,274
Purchases of property and equipment		75	(1,507)		(1,432)
Change in restricted cash - securitization notes payable			(49,305)		(49,305)
Change in restricted cash - credit facilities			(38,610)		(38,610)
Change in other assets		300	4,623		4,923
Net change in investment in affiliates	(6,078)	(1,095,350)		1,101,428
Net cash used in investing activities	(6,078)	47,627	(2,219,970)	1,101,428	(1,076,993)
Cash flows from financing activities:
Borrowings on credit facilities			2,383,928		2,383,928
Payments on credit facilities			(11,253)		(11,253)
Issuance of securitization notes payable			1,000,000		1,000,000
Payments on securitization notes payable			(989,104)		(989,104)
Debt issuance costs	(3)		(13,164)		(13,167)
Net capital contribution to subsidiaries			1,101,373	(1,101,373)
Net change in (due from) due to affiliates	(21,684)	1,422,169	(1,400,756)	271
Net cash (used in) provided by financing activities	(21,687)	1,422,169	2,071,024	(1,101,102)	2,370,404
Net increase (decrease) in cash and cash equivalents		1,582,957	25,334	326	1,608,617
Effect of foreign exchange rate changes on cash and cash equivalents			(915)	(326)	(1,241)
Cash and cash equivalents at beginning of period		1,252,190	37,304		1,289,494
Cash and cash equivalents at end of period	$	$2,835,147	$61,723	$	$2,896,870

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(unaudited, in thousands)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$112,279	$117,682	$148,597	$(266,279)	$112,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	457	49,598		50,565
Accretion and amortization of loan and leasing fees		(356)	(10,731)		(11,087)
Amortization of carrying value adjustment		581	19,588		20,169
Amortization of acquisition accounting premium			(9,944)		(9,944)
Provision for loan losses		59,684	(11,130)		48,554
Deferred income taxes	(4,926)	(21,161)	16,435		(9,652)
Stock-based compensation expense	584				584
Other		219	(5,775)		(5,556)
Equity in income of affiliates	(117,141)	(149,138)		266,279
Changes in assets and liabilities:
Other assets	1,265	(2,582)	(626)		(1,943)
Accounts payable and accrued expenses	(6,481)	18,685	13,470		25,674
Taxes payable	4,104	(331)	335		4,108
Related party taxes payable	72,378				72,378
Net cash provided by operating activities	62,572	23,740	209,817		296,129
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(1,364,662)	(1,035,664)	1,035,664	(1,364,662)
Principal collections and recoveries on consumer finance receivables		206	1,015,712		1,015,918
Proceeds from sale of consumer finance receivables, net		1,035,664		(1,035,664)
Purchases of leased vehicles, net			(305,370)		(305,370)
Proceeds from termination of leased vehicles			6,922		6,922
Purchases of property and equipment		(1,320)	(2,632)		(3,952)
Change in restricted cash - securitization notes payable			62,710		62,710
Change in restricted cash - credit facilities			15,452		15,452
Change in other assets		16,839	(6,760)		10,079
Net change in investment in affiliates	(4,454)	444,325		(439,871)
Net cash (used in) provided by investing activities	(4,454)	131,052	(249,630)	(439,871)	(562,903)
Cash flows from financing activities:
Borrowings on credit facilities			453,774		453,774
Payments on credit facilities			(778,054)		(778,054)
Issuance of securitization notes payable			1,800,000		1,800,000
Payments on securitization notes payable			(1,168,700)		(1,168,700)
Debt issuance costs			(4,761)		(4,761)
Net capital contribution to subsidiaries			(440,416)	440,416
Net change in (due from) due to affiliates	(62,572)	(117,677)	180,249
Net cash (used in) provided by financing activities	(62,572)	(117,677)	42,092	440,416	302,259
Net (decrease) increase in cash and cash equivalents	(4,454)	37,115	2,279	545	35,485
Effect of foreign exchange rate changes on cash and cash equivalents	4,454		(2,900)	(545)	1,009
Cash and cash equivalents at beginning of period		500,556	71,741		572,297
Cash and cash equivalents at end of period	$	$537,671	$71,120	$	$608,791

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
We are an auto finance company specializing in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. We were acquired by GM on October 1, 2010. In December 2010, we began offering a lease product through GM-franchised dealerships, and in April 2012, we launched a commercial lending platform, to further support our GM-franchised dealer relationships. We generate revenue and cash flows primarily through the purchase or origination, retention, subsequent securitization and servicing of finance receivables and lease contracts. As used herein, "loans" or "finance receivables" include auto finance contracts originated by dealers and purchased by us and commercial lending receivables funded by us. To fund the acquisition of finance receivables and lease contracts prior to securitization, we use available cash and borrowings under our credit facilities. We earn finance charge and other income on the finance receivables and lease contracts and pay interest expense on borrowings under our credit facilities.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 as compared to
Three Months Ended March 31, 2012
Finance Receivables:
A summary of the changes in our consumer finance receivables is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,958,204	$4,027,361
Post-acquisition consumer finance receivables, beginning of period	8,830,914	5,313,899
	10,789,118	9,341,260
Loans purchased	1,358,710	1,395,757
Charge-offs	(131,542)	(51,058)
Principal collections and other	(974,758)	(919,865)
Change in carrying value adjustment on pre-acquisition consumer finance receivables	(28,468)	(82,326)
Balance at end of period	$11,013,060	$9,683,768

The average new loan size increased to $21,076 for the three months ended March 31, 2013, from $20,701 for the three months ended March 31, 2012. The average annual percentage rate for consumer finance receivables purchased during the three months ended March 31, 2013, decreased to 13.7% from 14.7% during the three months ended March 31, 2012. The increase in average new loan size and the decrease in average annual percentage rate is primarily the result of an increase in loans to finance new cars under the GM subvention program. Such loans are typically made for higher amounts, and with lower annual percentage rates.
A summary of the changes in our commercial finance receivables is as follows (in thousands):

Three Months Ended
March 31, 2013
Balance at beginning of period	$559,999
Loans funded	1,040,376
Principal collections and other	(717,639)
Balance at end of period	$882,736
Leased Vehicles:
A summary of the changes in our leased vehicles is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$1,975,624	$886,956
Leased vehicles purchased	620,350	383,799
Leased vehicles returned - end of term	(52,141)	(13,550)
Leased vehicles returned - default	(3,987)	(1,241)
Manufacturer incentives	(81,319)	(51,368)
Foreign currency translation adjustment	(14,201)	5,838
Balance at end of period	$2,444,326	$1,210,434
Average Earning Assets:
Average earning assets were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Average consumer finance receivables	$11,076,243	$9,822,848
Average commercial finance receivables	704,396
Average finance receivables	11,780,639	9,822,848
Average leased vehicles, net	1,878,783	969,223
Average earning assets	$13,659,422	$10,792,071
Revenue:
Finance charge income increased by 15.8% to $414.7 million for the three months ended March 31, 2013, from $358.3 million for the three months ended March 31, 2012, primarily due to the 12.8% increase in average consumer finance receivables combined with an increased yield on the pre-acquisition portfolio due to the transfer of excess cash flows from non-accretable difference to accretable yield. The effective yield on our consumer finance receivables increased to 15.0% for the three months ended March 31, 2013, from 14.7% for the three months ended March 31, 2012. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield.

Leased vehicle income increased by 101.7% to $106.7 million for the three months ended March 31, 2013 from $52.9 million for the three months ended March 31, 2012, due to the increased size of the leased asset portfolio.
Other income consists of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Investment income	$651	$516
Late fees, commission income and other income	18,033	19,738
	$18,684	$20,254
Costs and Expenses:
Operating Expenses
Operating expenses were $107.8 million for the three months ended March 31, 2013, compared to $97.9 million for the three months ended March 31, 2012. Our operating expenses are predominately related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes and represented 68.8% and 74.6% of total operating expenses for the three months ended March 31, 2013 and 2012.
Operating expenses as an annualized percentage of average earning assets decreased to 3.2% from 3.6% for the three months ended March 31, 2013 and 2012, due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 97.8% to $80.4 million for the three months ended March 31, 2013, from $40.6 million for the three months ended March 31, 2012 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominately related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of post-acquisition consumer finance receivables. The provision for loan losses recorded for the three months ended March 31, 2013 and 2012 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition receivables originated in prior periods. The provision for consumer loan losses increased to $88.8 million for the three months ended March 31, 2013 from $48.6 million for the three months ended March 31, 2012, as a result of the increase in the size of the consumer finance receivables portfolio. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 4.0% and 3.4% for the three months ended March 31, 2013 and 2012 as a result of loans originated with lower credit scores and an increase in delinquencies.
The provision for loan losses on commercial finance receivables was $4.8 million for the three months ended March 31, 2013.
Interest Expense
Interest expense increased to $82.2 million for the three months ended March 31, 2013, from $63.1 million for the three months ended March 31, 2012. The increase was primarily as a result of an increase in average debt outstanding to $11.2 billion for the three months ended March 31, 2013, from $8.6 billion for three months ended March 31, 2012. Our effective rate of interest on our debt was 3.0% for both the three months ended March 31, 2013 and 2012.
Acquisition and Integration Expenses
Acquisition and integration expenses for the three months ended March 31, 2013 of $6.4 million primarily represent advisory, legal and professional fees and other costs related to the pending acquisition of the auto finance and financial services operations in Europe, Latin America and China.
Taxes
Our effective income tax rate was 37.6% and 38.1% for the three months ended March 31, 2013 and 2012.

Other Comprehensive (Loss) Income:
Other comprehensive (loss) income consists of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Unrealized gains (losses) on cash flow hedges	$9	$(896)
Foreign currency translation adjustment	(6,083)	4,454
Income tax (provision) benefit	(4)	351
	$(6,078)	$3,909
Foreign Currency Translation Adjustment
Foreign currency translation adjustment (losses) gains of $(6.1) million and $4.5 million for the three months ended March 31, 2013 and 2012, were included in other comprehensive income (loss). The translation adjustment is due to the change in the value of our Canadian dollar denominated assets related to the change in the U.S. dollar to Canadian dollar conversion rates during the three months ended March 31, 2013 and 2012.
CREDIT QUALITY
Consumer Finance Receivables
We primarily provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding high level of delinquencies and charge-offs.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in thousands):

	March 31, 2013	December 31, 2012
Pre-acquisition consumer finance receivables - outstanding balance	$1,758,629	$2,161,863
Pre-acquisition consumer finance receivables - carrying value	$1,579,955	$1,958,204
Post-acquisition consumer finance receivables, net of fees	9,433,105	8,830,914
Less: allowance for loan losses	(382,455)	(344,740)
Total consumer finance receivables, net	$10,630,605	$10,444,378
Number of outstanding contracts	738,989	740,814
Average amount of outstanding contract (in dollars)(a)	$15,145	$14,839
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables	4.1%	3.9%
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

Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, but not yet in repossession and (ii) in repossession, but not yet charged-off (dollars in thousands):

	March 31, 2013		March 31, 2012
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts:
31 to 60 days	$476,887	4.3%	$318,412	3.2%
Greater than 60 days	169,140	1.5	124,561	1.2
	646,027	5.8	442,973	4.4
In repossession	32,165	0.3	24,896	0.3
	$678,192	6.1%	$467,869	4.7%
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
Delinquencies increased from March 31, 2012 to March 31, 2013, consistent with a greater concentration of loans with lower average credit scores at March 31, 2013.
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
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.0% and 5.2% for the three months ended March 31, 2013 and 2012.
The following is a summary of deferrals as a percentage of consumer finance receivables outstanding:

	March 31, 2013	December 31, 2012
Never deferred	77.4%	77.8%
Deferred:
1-2 times	18.8	18.1
3-4 times	3.8	4.1
Total deferred	22.6	22.2
Total	100.0%	100.0%
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
Troubled Debt Restructurings
See Note 2 - "Finance Receivables" to our consolidated financial statements in this Form 10-Q for further discussion of TDRs.
Credit Losses - non-GAAP measure
We analyze portfolio performance of both the pre-acquisition and post-acquisition portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, information on credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Charge-offs	$131,542	$51,058
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	53,452	103,617
Total credit losses on the combined portfolio(a)	$184,994	$154,675
_________________

(a)	Total credit losses is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolio) with respect to our consumer finance receivables portfolio (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Repossession credit losses	$188,335	$159,602
Less: Recoveries	(113,917)	(93,985)
Mandatory credit losses(a)	(3,341)	(4,927)
Net credit losses	$71,077	$60,690
Net annualized credit losses as a percentage of average consumer finance receivables(b):	2.6%	2.5%
Recoveries as a percentage of gross repossession credit losses:	60.5%	58.9%
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
Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in thousands):

	March 31, 2013	December 31, 2012
Commercial finance receivables, net of fees	$882,736	$559,999
Less: allowance for loan losses	(10,869)	(6,103)
Total commercial finance receivables, net	$871,867	$553,896
Number of dealers	155	101
Average carrying amount per dealer	$5,625	$5,484
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At March 31, 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during the three months ended March 31, 2013. The accrual of finance charge income has been suspended on $4.7 million of commercial finance receivables (based on contractual amount due) as of March 31, 2013.
At March 31, 2013 99.5% of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At March 31, 2013 and 2012, 99.5% and 99.8% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default were $4.0 million and $1.2 million for the three months ended March 31, 2013 and 2012 due to the increased size of the leased asset portfolio.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge, leasing and other income, servicing fees, distributions from Trusts, borrowings under credit facilities, transfers of consumer finance receivables to Trusts in securitization transactions, collections and recoveries on finance receivables and issuances of senior notes and other debt securities. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, acquisitions, repayment of credit facilities, other indebtedness and securitization notes payable, funding credit enhancement requirements for securitization transactions and credit facilities, operating expenses and interest costs.
We used cash of $1.3 billion and $1.4 billion for the purchase of consumer finance receivables during the three months ended March 31, 2013 and 2012. We used cash of $1.0 billion for the funding of commercial finance receivables during the three months ended March 31, 2013. We used cash of $0.5 billion and $0.3 billion for the purchase of leased vehicles during the three months ended March 31, 2013 and 2012. These purchases were funded initially utilizing cash and borrowings on our credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions.
Liquidity
Our available liquidity consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$2,896,870	$1,289,494
Borrowing capacity on unpledged eligible assets	107,892	1,348,731
Borrowing capacity on GM Related Party Credit Facility	300,000	300,000
	$3,304,762	$2,938,225

The increase in liquidity is due primarily to the addition of a warehouse credit facility to fund our commercial lending finance receivables. Our current level of liquidity is considered sufficient to meet our obligations.
Subsequent to March 31, 2013, as discussed in Note 14 - “Subsequent Events,” we completed the acquisition of substantially all of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil. We paid approximately $2.4 billion, subject to certain closing adjustments, and we also funded a $1.5 billion intercompany loan to certain of the entities we acquired in Europe, of which $1.3 billion was used to repay a loan from Ally Financial to such European entities.  In connection with the acquisition and loan, we received a capital contribution from GM of $1.3 billion, borrowed $0.8 billion on the GM Related Party Credit Facility, which increased size to $1.5 billion on April 1, 2013, and utilized $1.6 billion of our liquidity.
Our available liquidity for strategic initiatives consists of a three-year, $5.5 billion secured revolving credit facility that GM entered into in November 2012 that includes a GM Financial borrowing sub-limit of $4.0 billion.
Our borrowings under this facility are limited by GM's ability to borrow under the facility.  Therefore, we may be able to borrow up to $4.0 billion or we may be unable to borrow depending upon GM's borrowing activity.   If we do borrow under this facility we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our or our subsidiaries' assets secure this facility.
Credit Facilities
In the normal course of business, in addition to using our available cash, we pledge assets and borrow under our credit facilities to fund our operations and repay these borrowings as appropriate under our cash management strategy.
As of March 31, 2013, credit facilities consist of the following (in thousands):

Facility Type	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500,000	$948,272
Lease warehouse facility – U.S.(b)	1,200,000	863,721
Floorplan warehouse facility - U.S.(c)	1,000,000	500,000
Lease warehouse facility – Canada(d)	787,440	407,141
GM Related Party Credit Facility(e)	300,000
	$5,787,440	$2,719,134
_________________

(a)
In May 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(b)
In May 2014, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until November 2019 when any remaining amount outstanding will be due and payable.

(c)
In March 2013 we entered into a $1.0 billion floorplan facility in the U.S. In March 2014, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid in fixed amounts over a six month period, with a final maturity in August 2014.

(d)
In July 2013, when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining amount outstanding will be due and payable. This facility amount represents C$800.0 million, and advances outstanding of

C$413.6 million.

(e)
Effective April 1, 2013, we renewed and increased the GM Related Party Credit Facility ("GM Related Party Credit Facility") with GM Holdings to $1.5 billion. The facility will be reduced to $600.0 million in June 2013, and has maturity date of September 2014.

See Note 5 - " Credit Facilities" to our consolidated financial statements in this Form 10-Q for further discussion of the average amount outstanding, the weighted average interest rate and maximum amount outstanding on our credit facilities
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our facilities. Additionally, our credit facilities, other than the GM Related Party Credit Facility, contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of March 31, 2013, we were in compliance with all covenants in our credit facilities.
Securitizations
We have completed over 80 securitization transactions through March 31, 2013. The proceeds from the transactions were primarily used to repay borrowings outstanding under our credit facilities.
A summary of the active transactions is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Note Amounts			Note Balance At March 31, 2013
2009	January 2016	-	July 2017	$227.5	-	$725.0	$134.2
2010	July 2017	-	April 2018	200.0	-	850.0	967.4
2011	July 2018	-	March 2019	800.0	-	1,000.0	2,257.8
2012(b)	June 2019	-	May 2020	800.0	-	1,300.0	4,703.3
2013	July 2020			1,000.0			960.4
Total active securitizations							9,023.1
Acquisition accounting premium							6.6
							$9,029.7
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
We primarily utilize senior subordinated securitization structures which involve the public and private sale of subordinated asset-backed securities to provide credit enhancement for the senior, or highest rated, asset-backed securities. In April 2013, we closed a $1.1 billion senior subordinated securitization transaction, AmeriCredit Automobile Receivables Trust ("AMCAR") 2013-2, that has initial cash deposit and overcollateralization requirements of 7.25% in order to provide credit enhancement for the asset-backed securities sold, including the double-B rated securities which were the lowest rated securities sold. The level of credit enhancement in future senior subordinated securitizations will depend, in part, on the net interest margin, collateral characteristics and credit performance trends of the receivables transferred, as well as our financial condition, the economic environment and our ability to sell subordinated bonds at interest rates we consider acceptable.

Certain cash flows related to securitization transactions were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Initial credit enhancement deposits:
Restricted cash	$21,108	$38,314
Overcollateralization	55,420	115,719
Net distributions from Trusts	373,635	450,545
FORWARD-LOOKING STATEMENTS
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" and/or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission, including our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2012. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of the remaining portions of Ally Financial's international operations and integrate those operations that we have and will acquire into our business successfully;
•changes in general economic and business conditions;
•GM's ability to sell new vehicles in the United States and Canada that we finance;
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
There have been no significant changes in our exposure to interest rate risk since December 31, 2012. Refer to Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

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
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There are no material updates to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors
The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and/or operating results.
On April 1, 2013, we and Ally Financial completed a transaction under which we acquired Ally Financial's equity interests in its top-level holding companies that comprise substantially all of Ally Financial's auto finance and financial services business in Europe other than in France and Portugal and Latin America other than Brazil, pursuant to the Purchase and Sale Agreement entered into on November 21, 2012.  As a result of this transaction, we now have operations outside of North America and these operations are exposed to additional risks that could affect them such as the following:

•	multiple foreign regulatory requirements that are subject to change;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on the ability to repatriate profits or transfer cash into or out of foreign countries and the tax consequences of such repatriations and transfers; and

•	devaluations in currencies.

Item 6.	Exhibits

31.1	Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Furnished with this Report

10.1	Share Transfer Agreement, dated November 21, 2012 between Ally Financial Inc. and General Motors Financial Company, Inc.	Filed Herewith

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	Furnished with this Report
__________

*	Submitted electronically with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Motors Financial Company, Inc.
(Registrant)

Date:	May 2, 2013	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended March 31, 2013 (this “report”);

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

Dated: May 2, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the three months ended March 31, 2013 (this “report”);

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

Dated: May 2, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 2, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 2, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer