Form 10-Q
period 2013-06-30
General Motors Financial Company, Inc.
filed 2013-07-30
CIK 804269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer"; "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 30, 2013, there were 502 shares of the registrant’s common stock, par value $0.01 per share, outstanding. All of the registrant’s common stock is owned by General Motors Holdings, LLC.

GENERAL MOTORS FINANCIAL COMPANY, INC.

Part I.     FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,757	$1,289
Finance receivables, net	22,945	10,998
Restricted cash	1,426	744
Property and equipment, net	121	52
Leased vehicles, net	2,655	1,703
Deferred income taxes	120	107
Goodwill	1,158	1,108
Related party receivables	105	66
Other assets	298	130
Total assets	$30,585	$16,197
Liabilities and Shareholder's Equity
Liabilities:
Secured debt	$17,548	$9,378
Unsecured debt	5,238	1,500
Accounts payable and accrued expenses	492	217
Deferred income	123	70
Taxes payable	124	93
Related party taxes payable	644	559
Other liabilities	135	1
Related party payable	379
Total liabilities	24,683	11,818
Commitments and contingencies (Note 10)
Shareholder's equity:
Common stock, $0.01 par value per share, 1,000 shares authorized and 502 issued
Additional paid-in capital	4,763	3,459
Accumulated other comprehensive loss	(68)	(3)
Retained earnings	1,207	923
Total shareholder's equity	5,902	4,379
Total liabilities and shareholder's equity	$30,585	$16,197
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Finance charge income	$647	$404	$1,062	$762
Leased vehicle income	136	66	243	119
Other income	53	17	71	37
	836	487	1,376	918
Costs and expenses
Salaries and benefits	116	71	190	144
Other operating expenses	75	22	109	47
Total operating expenses	191	93	299	191
Leased vehicle expenses	101	51	181	92
Provision for loan losses	100	62	194	110
Interest expense	164	64	246	127
Acquisition and integration expenses	16		22
	572	270	942	520
Income before income taxes	264	217	434	398
Income tax provision	86	80	150	149
Net income	178	137	284	249
Other comprehensive loss
Unrealized losses on cash flow hedges		(2)		(3)
Foreign currency translation adjustment	(59)	(5)	(65)	(1)
Income tax benefit				1
Other comprehensive loss, net	(59)	(7)	(65)	(3)
Comprehensive income	$119	$130	$219	$246
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$701	$582
Cash flows from investing activities:
Purchases of consumer finance receivables, net	(3,812)	(2,870)
Principal collections and recoveries on consumer finance receivables	3,054	2,040
Funding of commercial finance receivables, net	(8,405)	(173)
Collections of commercial finance receivables	8,023	46
Purchases of leased vehicles, net	(1,176)	(621)
Proceeds from termination of leased vehicles	84	18
Acquisition of international operations, net of cash on hand	(2,107)
Purchases of property and equipment	(4)	(6)
Change in restricted cash	(158)	235
Change in other assets	(2)	18
Net cash used in investing activities	(4,503)	(1,313)
Cash flows from financing activities:
Borrowings and issuance of secured debt	9,085	5,063
Payments on secured debt	(7,007)	(3,929)
Borrowings and issuance of unsecured debt	3,022
Payments on unsecured debt	(633)
Repayment of debt to Ally Financial	(1,416)
Capital contribution from parent	1,300
Debt issuance costs	(63)	(23)
Net cash provided by financing activities	4,288	1,111
Net increase in cash and cash equivalents	486	380
Effect of foreign exchange rate changes on cash and cash equivalents	(18)
Cash and cash equivalents at beginning of period	1,289	572
Cash and cash equivalents at end of period	$1,757	$952
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL MOTORS FINANCIAL COMPANY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Summary of Significant Accounting Policies
Acquisition of Ally Financial Inc.'s ("Ally Financial") International Operations
As further described in Note 2 - "Acquisition of Ally Financial Inc. International Operations," we acquired Ally Financial's auto finance and financial services operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico on April 1, 2013 and we acquired Ally Financial's auto finance and financial services operations in France and Portugal on June 1, 2013. The aggregate amount paid to date with respect to these acquisitions was approximately $2.5 billion (not including $65 million of contingent consideration remaining to be paid upon the closing of the acquisition of Brazil). In addition to the purchase price, we also funded a $1.5 billion intercompany loan to certain of the entities we acquired in Europe, of which $1.4 billion was used to repay loans from Ally Financial to such European entities. Additionally, we have agreed to acquire Ally Financial's auto finance and financial services operations in Brazil and Ally Financial's non-controlling 40% equity interest in GMAC-SAIC Automotive Finance Company Limited ("GMAC SAIC"), which conducts auto finance operations in China. The operations that we have acquired thus far from Ally Financial are referred to as the "international operations."
The results of operations of the acquired entities since the applicable acquisition dates are included in our financial statements for the three and six months ended June 30, 2013.
Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including certain special-purpose financing entities utilized in secured financing transactions, which are considered variable interest entities ("VIEs"). All intercompany transactions and accounts have been eliminated in consolidation.
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
The consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results for interim periods are not necessarily indicative of results for a full year.
The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the amount of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material. These estimates include, among other things, the determination of the allowance for loan losses on finance receivables, estimated recovery value on leased vehicles, goodwill, income taxes and the expected cash flows on pre-acquisition consumer finance receivables. In addition, certain assumptions and judgments were used in the estimated fair value recorded for the international operations acquisition. See Note 2 - "Acquisition of Ally Financial Inc. International Operations" for further discussion.
Generally, the financial statements of entities that operate outside of the United States are measured using the local currency as the functional currency. All assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period end exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to the foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains or losses are recorded directly to the Consolidated Statements of Income and Comprehensive Income, regardless of whether such amounts are realized or unrealized. We may elect to enter into foreign currency derivatives to mitigate our exposure to changes in foreign exchange rates. See Note 8 - "Derivative Financial Instruments" for further discussion.
Prior year amounts for leased vehicle income have been reclassified to conform to the current year presentation. Leased vehicle income is now presented separately on the consolidated statements of income and comprehensive income. It was previously incorrectly included in other income.

Due to the financial statement impact of the international operations acquisition, the presentation convention has been changed from "thousands" to "millions" to simplify the review and analysis of our financial information. Some prior period amounts may not round under the new convention in a manner consistent with our previous presentation. In addition, we changed the presentation of debt on the consolidated balance sheets to better classify the debt facilities acquired with the international operations. Debt was previously presented in the following captions: credit facilities, securitization notes payable and senior notes, which were the only types of debt we held. The characteristics of the debt acquired with the international operations are more varied; therefore we simplified the presentation of our debt as secured and unsecured.
Finance Receivables
Our finance receivables are reported in two portfolios: pre-acquisition and post-acquisition. The pre-acquisition finance receivables are composed of (i) finance receivables originated in North America prior to the October 1, 2010 merger with General Motors Company (“GM”), all of which were considered to have had deterioration in credit quality, and (ii) finance receivables that were considered to have had deterioration in credit quality that were acquired with the international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.
The post-acquisition finance receivables are composed of (i) finance receivables originated in North America since the merger with GM, (ii) finance receivables originated in the international operations since the applicable acquisition dates and (iii) finance receivables that were considered to have had no deterioration in credit quality that were acquired with the international operations. The post-acquisition portfolio is expected to grow over time as we originate new receivables.
Pre-Acquisition Finance Receivables
Following the merger with GM and the acquisition of the international operations, we further divided the pre-acquisition finance receivables into multiple pools based on common risk characteristics. Through acquisition accounting adjustments, the allowance for loan losses that existed at the merger and the acquisition dates was eliminated and the receivables were adjusted to fair value. The pre-acquisition finance receivables were acquired at a discount, which contains two components: a non-accretable difference and an accretable yield. A non-accretable difference is the excess of contractually required payments (undiscounted amount of all uncollected contractual principal and interest payments, both past due and scheduled for the future) over the amount of cash flows, considering the impact of defaults and prepayments, expected to be collected. An accretable yield is the excess of the cash flows, considering the impact of defaults and prepayments, expected to be collected over the initial investment in the loans, which at the acquisition date was fair value. The accretable yield is recorded as finance charge income over the life of the acquired receivables.
Any deterioration in the performance of the pre-acquisition finance receivables from their expected performance will result in an incremental provision for loan losses. Improvements in the performance of the pre-acquisition finance receivables which results in a significant increase in actual or expected cash flows will result first in the reversal of any incremental related allowance for loan losses and then in a transfer of the excess from the non-accretable difference to accretable yield, which will be recorded as finance charge income over the remaining life of the receivables.
Once a pool of loans is assembled, the integrity of the pool is maintained. A loan is removed from a pool only if it is sold (other than to a consolidated VIE), paid in full, or written off. Our policy is to remove a loan individually from a pool based on comparing any amount received upon disposition of the loan or underlying collateral with the contractual amount remaining due. The excess of the contractual amount remaining due over the amount received upon its disposition is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by our quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no reduction in the amount of non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.
Post-Acquisition Finance Receivables and Allowance for Loan Losses
Finance receivables originated in North America since our October 1, 2010 merger with GM and in the international operations since the applicable acquisition dates are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our finance receivables.
The allowance for loan losses on consumer finance receivables is established systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the balance sheet date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to the probable credit losses. We also use historical charge-off experience to determine the loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses.
For the finance receivables acquired with the international operations that were considered to have no deterioration in credit quality, the existing allowance for loan losses was eliminated and the receivables were adjusted to fair value. The purchase discount will accrete to income over the life of the receivables, based on the interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.
Geographic Scope of Operations and Segment Information
We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We report our business segments based on geographic regions: North America ("North America Segment") and International ("International Segment"). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries. For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 13 - "Segment Reporting".
Related Party Transactions
We offer loan and lease finance products through GM-franchised dealers to consumers purchasing new and certain used vehicles manufactured by GM and make commercial loans directly to GM-franchised dealers. GM makes cash payments to us for offering incentivized rates and structures on loan and lease finance products and makes payments to us to cover certain interest payments on commercial loans under subvention programs. At June 30, 2013 and December 31, 2012, we had intercompany receivables from GM in the amount of $105 million and $21 million under various programs.
In addition, we had $57 million and $46 million due at June 30, 2013 and December 31, 2012, in outstanding loans to dealers that are consolidated by GM, in connection with our commercial lending program. Our international operations also provide financing to certain GM subsidiaries through factoring and other wholesale financing arrangements. As of June 30, 2013, $570 million was outstanding under such arrangements, and is included in commercial finance receivables. At June 30, 2013, we also have $379 million of related party payables due to GM, primarily for commercial finance receivables originated but not yet funded. These payables typically settle within 30 days.
We have a $600 million line of credit with GM ("GM Related Party Credit Facility"). There were no advances outstanding under the GM Related Party Credit Facility at June 30, 2013 and December 31, 2012.
Recent Accounting Pronouncements
In February 2013, ASU ("2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income. We adopted this ASU effective January 1, 2013, and the adoption did not have an impact on our consolidated financial position, results of operations and cash flows.
Note 2.    Acquisition of Ally Financial Inc. International Operations
In November 2012, we entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire its non-controlling equity interest in GMAC-SAIC, which conducts automotive finance and financial services in China.
On April 1, 2013, we completed the acquisition of substantially all of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil; and on June 1, 2013 completed the acquisition of Ally Financial's automotive finance operations in France and Portugal. The aggregate consideration for these acquisitions was $2.6 billion, subject to certain closing adjustments, of which $65 million is contingent upon closing the acquisition of the Brazilian automotive finance and financial services operations described below. In addition, we repaid loans of $1.4 billion that were assumed as part of the acquisition. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition dates.

Our acquisition of Ally Financial's Brazilian automotive finance operations and the equity interest in GMAC-SAIC are subject to certain regulatory and other approvals, and are expected to close in 2013, early 2014 or as soon as practicable thereafter. We expect to pay approximately $1.5 billion to close these acquisitions, subject to certain closing adjustments.
The international operations were formerly a part of General Motors Acceptance Corporation, the former captive finance subsidiary of GM, and due to this longstanding relationship, the majority of the international operations business is related to GM and its dealer network. With the acquisition of the international operations, we have expanded to become a global captive finance company, and expect to realize numerous strategic benefits, including increased finance penetration resulting from a broadened relationship with GM, geographic diversification of our customer base and transition of our business into a full-spectrum credit platform.
The acquisition of the international operations has been accounted for under acquisition accounting, whereby the purchase price of the transaction was allocated to the identifiable assets and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on fair value measurement principles (see Note 9 - "Fair Values of Assets and Liabilities" for additional information) and reflect significant assumptions and judgments. Material valuation inputs for finance receivables included adjustments to monthly principal and interest cash flows for prepayments and credit loss expectations; servicing expenses; and discount rates developed based on the relative risk of the cash flows which considered loan type, market rates as of our valuation date, credit loss expectations and capital structure. Material valuation inputs for debt included discount rates developed based on the relative risk of the contractual cash flows, taking into consideration market rates and liquidity expectations for each country. Certain assumptions and judgments that were considered to be appropriate at the applicable acquisition date may prove to be incorrect if market conditions change.
The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill, which is primarily attributed to the value of the incremental GM business expected. The preliminary goodwill amount is $50 million, but is subject to further adjustment pending the closing of our acquisition of the remaining international operations as well as any potential adjustments resulting from the finalization of closing balance sheet audits. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period. We will assign the goodwill to reporting units, which will be determined pending completion of the remaining acquisitions. The goodwill will not be deductible for tax purposes.
The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed at the acquisition dates (in millions):

Acquired International Operations
Cash	$440
Restricted cash	525
Finance receivables	10,981
Other assets, including identifiable intangible assets	254
Secured and unsecured debt	(8,910)
Other liabilities	(722)
Identifiable net assets acquired	2,568
Goodwill resulting from the acquisition	50
Aggregate consideration	$2,618
The following table provides information related to finance receivables acquired which had no deterioration in credit quality as of the applicable acquisition dates (in millions):

	Consumer	Commercial
Contractually required payments receivable:	$6,026	$4,067
Cash flows not expected to be collected:	98	18
Fair value:	5,422	3,990

The results of operations of the international operations are included in our results beginning April 1, 2013, except for the results of the operations in Portugal and France, which are included in our results beginning June 1, 2013. The following table summarizes the actual amounts of revenue and earnings of the international operations included in our consolidated financial statements for the three and six months ended June 30, 2013 and the supplemental pro forma revenue and earnings of the combined entity for the three and six months ended June 30, 2013 and 2012, as if the acquisitions had occurred on January 1, 2012 (in millions).

	International Operations Amounts Included in Results for Three and Six Months Ended	Supplemental Pro Forma - Combined
		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total revenue	$248	$854	$746	$1,634	$1,456
Net income	54	184	223	324	374

Note 3.	Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (in millions):

	Six Months Ended			Year Ended
	June 30, 2013			December 31, 2012
	North America	International	Total	North America
Balance at beginning of period	$1,108		$1,108	$1,108
International operations acquisition(a)		$50	50
Balance at end of period	$1,108	$50	$1,158	$1,108
_________________

(a)	See Note 2 - "Acquisition of Ally Financial Inc. International Operations" for additional information.

Note 4.	Finance Receivables
Below is information about finance receivables that have been divided into two portfolios: pre-acquisition and post-acquisition. see Note 1 - "Summary of Significant Accounting Policies."
The total finance receivables portfolio consists of the following (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America
Consumer
Pre-acquisition consumer finance receivables - outstanding balance	$1,432	$1,305	$2,737	$2,162
Pre-acquisition consumer finance receivables - carrying value	$1,279	$1,272	$2,551	$1,958
Post-acquisition consumer finance receivables, net of fees	9,947	5,933	15,880	8,831
	11,226	7,205	18,431	10,789
Less: allowance for loan losses	(415)	(8)	(423)	(345)
Total consumer finance receivables, net	10,811	7,197	18,008	10,444
Commercial
Post-acquisition commercial finance receivables, collectively evaluated for impairment, net of fees	1,165	3,792	4,957	560
Post-acquisition commercial finance receivables, individually evaluated for impairment, net of fees	4		4
Less: allowance for loan losses - collective	(10)	(12)	(22)	(6)
Less: allowance for loan losses - specific	(2)		(2)
Total commercial finance receivables, net	1,157	3,780	4,937	554
Total finance receivables, net	$11,968	$10,977	$22,945	$10,998

Consumer Finance Receivables
Pre-acquisition Consumer Finance Receivables
Following is a summary of activity in our pre-acquisition consumer finance receivables portfolio (in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$1,759		$1,759	$3,675
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,580		$1,580	$3,358
International operations acquisition		$1,569	1,569
Principal collections and other	(292)	(264)	(556)	(509)
Change in carrying value adjustment	(9)	8	(1)	(37)
Foreign currency translation		(41)	(41)
Balance at end of period	$1,279	$1,272	$2,551	$2,812

	Six Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance, beginning of period	$2,162		$2,162	$4,366
Pre-acquisition consumer finance receivables - carrying value, beginning of period	$1,958		$1,958	$4,027
International operations acquisition		$1,569	1,569
Principal collections and other	(641)	(264)	(905)	(1,096)
Change in carrying value adjustment	(38)	8	(30)	(119)
Foreign currency translation		(41)	(41)
Balance at end of period	$1,279	$1,272	$2,551	$2,812
The following table provides information related to the credit-impaired consumer finance receivables acquired with the international operations on the applicable acquisition dates (in millions):

Contractually required payments receivable:	$1,956
Cash flows expected to be collected:	$1,818
Fair value:	$1,569
We review our pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. During the six months ended June 30, 2013 and 2012, as a result of improvements in the credit performance of the pre-acquisition portfolio in North America, expected cash flows increased by $54 million and $170 million, respectively. We transferred the amount of excess cash flows from the non-accretable difference to accretable yield. This excess will be amortized through finance charge income over the remaining life of the portfolio. There was no transfer of excess cash flows from the non-accretable difference related to the international operations pre-acquisition portfolio during the three and six months ended June 30, 2013.

A summary of the activity in the accretable yield on the pre-acquisition consumer finance receivables portfolios is as follows (in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$371		$371	$768
International operations acquisition		$249	249
Accretion of accretable yield	(79)	(53)	(132)	(143)
Transfer from non-accretable difference	6		6	3
Foreign currency translation		(12)	(12)
Balance at end of period	$298	$184	$482	$628

	Six Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$404		$404	$737
International operations acquisition		$249	249
Accretion of accretable yield	(160)	(53)	(213)	(279)
Transfer from non-accretable difference	54		54	170
Foreign currency translation		(12)	(12)
Balance at end of period	$298	$184	$482	$628
Post-acquisition Consumer Finance Receivables
Consumer finance contracts are purchased by us from auto dealers without recourse, and accordingly, the dealer has no liability to us if the consumer defaults on the contract. Depending upon the contract structure and consumer credit attributes, we may pay dealers a participation fee or we may charge dealers a non-refundable acquisition fee when purchasing individual finance contracts. We also have subvention programs with GM and other new vehicle manufacturers, under which the manufacturers provide us cash payments in order for us to offer lower interest rates on consumer finance contracts we purchase. We record the amortization of participation fees and subvention and accretion of acquisition fees to finance charge income using the effective interest method.
Following is a summary of activity in our post-acquisition consumer finance receivables portfolio (in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Post-acquisition consumer finance receivables, net of fees - beginning of period	$9,432		$9,432	$6,326
International operations acquisition		$5,422	5,422
Loans purchased	1,351	1,117	2,468	1,489
Charge-offs	(116)		(116)	(53)
Principal collections and other	(720)	(594)	(1,314)	(422)
Foreign currency translation		(12)	(12)
Balance at end of period	$9,947	$5,933	$15,880	$7,340

	Six Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Post-acquisition consumer finance receivables, net of fees - beginning of period	$8,831		$8,831	$5,314
International operations acquisition		$5,422	5,422
Loans purchased	2,710	1,117	3,827	2,885
Charge-offs	(248)		(248)	(104)
Principal collections and other	(1,346)	(594)	(1,940)	(755)
Foreign currency translation		(12)	(12)
Balance at end of period	$9,947	$5,933	$15,880	$7,340
A summary of the activity in the allowance for consumer loan losses is as follows (in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$382		$382	$208
Provision for loan losses	80	$8	88	62
Charge-offs	(116)		(116)	(53)
Recoveries	69		69	32
Balance at end of period	$415	$8	$423	$249

	Six Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Balance at beginning of period	$345		$345	$179
Provision for loan losses	169	$8	177	110
Charge-offs	(248)		(248)	(104)
Recoveries	149		149	64
Balance at end of period	$415	$8	$423	$249

Consumer Credit Quality
We use proprietary scoring systems in the underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay. At the time of loan origination, substantially all of our international consumers have prime credit ratings. In North America, however, our consumer finance receivables are predominantly sub-prime. A summary of the credit risk profile by FICO score band, determined at origination, of the consumer finance receivables in North America is as follows (dollars in millions):

	June 30, 2013	Percent	December 31, 2012	Percent
FICO Score less than 540	$3,338	29.3%	$3,011	27.4%
FICO Score 540 to 599	5,301	46.6	5,014	45.6
FICO Score 600 to 659	2,397	21.1	2,513	22.9
FICO Score 660 and greater	343	3.0	455	4.1
Balance at end of period(a)	$11,379	100.0%	$10,993	100.0%
_________________

(a)
Balance at the end of the period is the sum of pre-acquisition consumer finance receivables-outstanding balance and post-acquisition consumer finance receivables, net of fees for the North American segment.

We review the credit quality of our consumer finance receivables based on consumer payment activity. A consumer account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Consumer finance receivables are collateralized by vehicle titles and we have the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	June 30,
	2013				2012
	North America	International	Total	Percent of Contractual Amount Due	North America	Percent of Contractual Amount Due

31 - 60 days	$601	$44	$645	3.4%	$428	4.1%
Greater - than 60 days	208	45	253	1.4	158	1.5
	809	89	898	4.8	586	5.6
In repossession	31	4	35	0.2	25	0.3
	$840	$93	$933	5.0%	$611	5.9%
The accrual of finance charge income has been suspended on $472 million and $503 million of consumer finance receivables (based on contractual amount due) as of June 30, 2013 and December 31, 2012, respectively.
Impaired Finance Receivables - Troubled Debt Restructurings ("TDRs")
Consumer finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The financial effects of the accounts that become classified as TDRs result in an impairment charge recorded as part of the provision for loan losses. Accounts that become classified as TDRs because of a payment deferral still accrue interest at the contractual rate and an additional fee is collected (where permitted) at each time of deferral and recorded as a reduction of accrued interest. No interest or fees are forgiven on a payment deferral to a customer and therefore, there are no additional financial effects of deferred loans becoming classified as TDRs. Accounts in Chapter 13 bankruptcy would have already been placed on non-accrual; therefore, there are no additional financial effects from these loans becoming classified as TDRs. As of June 30, 2013, the outstanding balance of international operations consumer finance receivables determined to be TDRs was insignificant; therefore, the following information is presented with regard to the TDRs in North America only.

The outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance is presented below (in millions):

	June 30, 2013	December 31, 2012
Outstanding recorded investment	$471	$228
Less: allowance for loan losses	(71)	(32)
Outstanding recorded investment, net of allowance	$400	$196
Unpaid principal balance	$479	$232
Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs. Additional information about loans classified as TDRs is presented below (in millions):

	Three Months Ended		Six Months Ended
	June 30,
	2013	2012	2013	2012
Average recorded investment	$403	$53	$345	$51
Interest income recognized	15	1	25	1
The following table provides information on the recorded investment of consumer loans at the time they became classified as TDRs (dollars in millions):

	June 30,
	2013		2012
	Number of Accounts	Amount	Number of Accounts	Amount
Three months ended June 30	8,966	$164	2,060	$39
Six months ended June 30	15,948	290	2,709	52
A redefault is when an account meets the requirements for evaluation under our charge-off policy (See Note 1 - "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information).
The unpaid principal balance, net of recoveries, of loans that redefaulted during the reporting period and were within 12 months or less of being modified as a TDR were $5 million and $10 million for the three and six months ended June 30, 2013.
Commercial Finance Receivables
Following is a summary of activity in our post-acquisition commercial finance receivables portfolio (in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Post-acquisition commercial finance receivables, net of fees - beginning of period	$883		$883
International operations acquisition		$3,990	3,990
Loans funded	1,334	6,024	7,358	$174
Principal collections and other	(1,048)	(6,199)	(7,247)	(46)
Foreign currency translation		(23)	(23)
Balance at end of period	$1,169	$3,792	$4,961	$128

	Six Months Ended
	June 30,
	2013			2012
	North America	International	Total	North America
Post-acquisition commercial finance receivables, net of fees - beginning of period	$560		$560
International operations acquisition		$3,990	3,990
Loans funded	2,374	6,024	8,398	$174
Principal collections and other	(1,765)	(6,199)	(7,964)	(46)
Foreign currency translation		(23)	(23)
Balance at end of period	$1,169	$3,792	$4,961	$128
A summary of the activity in the allowance for commercial loan losses is as follows (in millions):

	Three Months Ended
	June 30, 2013
	North America	International	Total
Balance at beginning of period	$11		$11
Provision for loan losses	1	$11	12
Recoveries		1	1
Balance at end of period	$12	$12	$24

	Six Months Ended
	June 30, 2013
	North America	International	Total
Balance at beginning of period	$6		$6
Provision for loan losses	6	$11	17
Recoveries		1	1
Balance at end of period	$12	$12	$24
Commercial Credit Quality
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

Dealers are assigned to six groups according to their risk rating as follows:
•Group I - Dealers with strong to superior financial metrics
•Group II - Dealers with fair to favorable financial metrics
•Group III - Dealers with marginal to weak financial metrics
•Group IV - Dealers with poor financial metrics
•Group V - Dealers warranting special mention due to potential weaknesses
•Group VI - Dealers with loans classified as impaired
The credit lines for Group VI dealers are suspended, and no further funding is extended to these dealers.
Performance of our commercial finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.
A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (in millions):

	June 30, 2013	December 31, 2012
Group I	$287	$99
Group II	972	278
Group III	2,257	171
Group IV	928	12
Group V	513
Group VI	4
	$4,961	$560
At June 30, 2013 99.6% of our commercial finance receivables were current with respect to payment status.
Impaired Commercial Finance Receivables
We consider a loan impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on expected proceeds, including the estimated amount of future cash flows and/or the fair value of underlying collateral, compared to the recorded investment of the loan. A specific allowance for losses is established in the amount of any measured impairment.
Commercial finance receivables classified as TDRs are assessed for impairment and included in our allowance for credit losses based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At June 30, 2013 and December 31, 2012, there were no outstanding commercial finance receivables classified as TDRs.

Note 5.	Leased Vehicles
Our operating lease program is offered primarily in North America. As of June 30, 2013, the amount of leased vehicles accounted for as operating leases in our international operations is insignificant; therefore, the following information regarding our leased vehicles is presented on a consolidated basis.
Following is a summary of our leased vehicles (in millions):

	June 30, 2013	December 31, 2012
Leased vehicles	$3,579	$2,283
Manufacturer incentives	(498)	(307)
	3,081	1,976
Less: accumulated depreciation	(426)	(273)
Leased vehicles, net	$2,655	$1,703

A summary of the changes in our leased vehicles is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,
	2013	2012	2013	2012
Balance at beginning of period	$2,444	$1,210	$1,976	$887
International operations acquisition	9		9
Leased vehicles purchased	834	394	1,454	778
Leased vehicles returned - end of term	(54)	(12)	(106)	(26)
Leased vehicles returned - default	(5)	(1)	(9)	(2)
Manufacturer incentives	(115)	(55)	(197)	(107)
Foreign currency translation	(32)	(9)	(46)	(3)
Balance at end of period	$3,081	$1,527	$3,081	$1,527
As of June 30, 2013 and December 31, 2012, our Canadian subsidiary was servicing $429 million and $625 million of leased vehicles for a third party.
The following table summarizes minimum rental payments due to us as lessor under operating leases (in millions):

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Minimum rental payments under operating leases	$303	$461	$342	$118	$11	$1

Note 6.	Debt
Debt consists of the following (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America
Secured
Revolving credit facilities	$1,095	$4,357	$5,452	$354
Securitization notes payable	10,047	2,049	12,096	9,024
Total secured	11,142	6,406	17,548	9,378

Unsecured
Bank lines and credit facilities		1,238	1,238
Senior notes	4,000		4,000	1,500
Total unsecured	$4,000	$1,238	$5,238	$1,500
Secured Debt
Secured debt consists of securitization notes payable and other asset-secured credit facilities. The revolving secured debt facilities have revolving periods ranging from one to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging from one to five years. Most of the secured debt was issued by variable interest entities, as further discussed in Note 7 - "Variable Interest Entities." These notes are repayable only from proceeds related to the underlying pledged finance receivables and leases.
In connection with our merger with GM, we recorded an acquisition accounting premium that is being amortized to interest expense over the expected term of the securitization notes payable outstanding at the merger date. Amortization for the six months ended June 30, 2013 and 2012 was $8 million and $19 million. At June 30, 2013, unamortized acquisition accounting premium of $2 million is included in secured debt. In connection with our acquisition of the international operations, we recorded an acquisition accounting discount that will accrete against interest expense over the expected term of the secured credit facilities outstanding at the applicable acquisition date. Accretion for the three and six months ended June 30, 2013 was $5 million. At June 30, 2013, remaining acquisition accounting discount of $48 million is included in secured debt.

Interest rates on the secured debt in North America are primarily fixed, ranging from 0.9% to 5.7% at June 30, 2013 and 0.9% to 13.4% at June 30, 2012. Interest rates on the secured debt in the international operations are primarily floating, ranging from 0.9% to 6.3% at June 30, 2013. Issuance costs on the secured debt of $46 million as of June 30, 2013 and $31 million as of December 31, 2012 are included in other assets on the consolidated balance sheets, and are amortized to interest expense over the expected term of the secured debt.
Unsecured Debt
Unsecured debt consists primarily of bank lines, which were assumed in the acquisition of the international operations, and senior unsecured notes. The tenor of our unsecured bank lines ranges up to three years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on unsecured bank lines ranged from 0.0% to 9.0% at June 30, 2013.
In May 2013, we issued $2.5 billion in aggregate principal amount of senior notes at rates ranging from 2.75% to 4.25%, and due between November 2016 and November 2023. Proceeds from the senior notes were used for the acquisition and funding support of the international operations, and are also used to support our overall growth. At June 30, 2013 we had $4.0 billion of senior notes that mature from 2016 through 2023 and have interest rates that range from 2.75% to 6.75%. All of our senior notes may be redeemed, at our option, in whole or in part, at any time before maturity at the redemption prices as set forth in the indentures that govern the senior notes plus accrued and unpaid interest and liquidated damages, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the indentures that govern the senior notes, prior to the Company being rated “investment grade” by at least two of three listed rating agencies, the holders of senior notes will have the right, subject to certain conditions, to require the Company to repurchase their senior notes at a purchase price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, as of the date of repurchase. The senior notes are guaranteed solely by AmeriCredit Financial Services, Inc. ("AFSI"); none of our other subsidiaries are guarantors of the notes. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
The indentures that govern the senior notes provide for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the indentures, if any subsidiary guarantee shall cease to be in full force and effect or any guarantor shall deny or disaffirm its obligations under its subsidiary guarantee, and certain events of bankruptcy or insolvency. If any event of default occurs and is continuing with respect to a series of senior notes, the trustee or the holders of at least 25% in principal amount of the then outstanding senior notes of such series may declare all of the senior notes of such series to be due and payable immediately.
The following table presents the expected scheduled principal and interest payments under our contractual debt obligations (in millions):

Years Ending December 31,	2013	2014	2015	2016	2017	Thereafter	Total
Secured debt	$5,808	$4,933	$3,518	$2,173	$1,016	$146	$17,594
Unsecured debt	819	253	139	1,027	1,000	2,000	5,238
Interest	277	387	277	198	134	195	1,468
	$6,904	$5,573	$3,934	$3,398	$2,150	$2,341	$24,300

As of June 30, 2013, we were in compliance with all covenants in our secured and unsecured debt.

Note 7.	Variable Interest Entities
We use special-purpose entities that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities and that issue asset-backed securities to investors in securitization transactions. The securities issued by these VIEs are backed by the cash flows related to finance receivables and leasing related assets transferred by us to the VIEs (securitized assets). We hold variable interests in the VIEs that could potentially be significant to the VIEs. We determined that we are the primary beneficiary of the special-purpose entities because (i) our servicing responsibilities for the securitized assets give us the power to direct the activities that most significantly impact the performance of the VIEs and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. Therefore, the assets and liabilities of the VIEs are included in our consolidated balance sheets.

The following table summarizes the assets and liabilities related to our consolidated VIEs (in millions):

	June 30, 2013	December 31, 2012
Restricted cash	$1,397	$744
VIE securitized assets	20,227	10,442
VIE liabilities	17,071	9,378
Restricted cash represents collections from the underlying securitized assets and certain reserve accounts held as credit enhancement for securitizations held by us for the benefit of the noteholders. Except for the acquisition accounting adjustments, we recognize finance charge income, leased vehicles income and other income on the securitized assets and interest expense on the secured debt issued by the special-purpose entities. We also maintain an allowance for estimated probable credit losses on securitized assets. Cash pledged to support the secured borrowings is deposited to a restricted cash account and recorded as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.
The assets of the VIEs and the restricted cash held by us serve as the sole source of repayment for the asset-backed securities issued by these entities. Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities we provide as the servicer. We are not required and do not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in our condensed consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to our creditors.
In addition, we entered into interest rate swaps and caps with certain special-purpose entities that issue variable rate debt against fixed rate securitized assets. Under the terms of these swaps, the special purpose entities are obligated to pay us a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt. This arrangement enables the special-purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate securitized assets, as required to maintain ratings on such securitizations. See Note 8 - "Derivative Financial Instruments" for further discussion.
The transfers of the securitized assets to the special-purpose entities are considered to be sales for legal purposes. However, the securitized assets and the related debt, accounted for as secured borrowings, remain on our consolidated balance sheet. We recognize financing revenue on the securitized assets and interest expense on the secured debt issued by the special-purpose entities. We also maintain an allowance for credit losses on the securitized assets to cover estimated incurred credit losses using a methodology consistent with that used for our non-securitized asset portfolio.

Note 8.	Derivative Financial Instruments
Derivative swap and cap agreements consist of the following (in millions):

	June 30, 2013
	Notional	Fair Value(a)
Assets
Interest rate swaps	$2,313	$7
Interest rate caps	2,419	7
Foreign exchange swaps(b)	2,002	17
Total assets(c)	$6,734	$31
Liabilities
Interest rate swaps	$2,502	$20
Interest rate caps	2,266	7
Foreign exchange swaps(b)	1,500	3
Total liabilities(d)	$6,268	$30
 _________________

(a)	See Note 9 - "Fair Values of Assets and Liabilities" for further discussion of fair value disclosure related to the derivatives.

(b)
The foreign exchange swaps relate to (i) an intercompany loan denominated in foreign currencies (notional balances on the intercompany loan of 748 million Euro (€), 331 million Pound (£) and 190 million Swedish krona (SEK) have been translated to USD) and (ii) a cross currency swap for an international operations securitization.

(c)	Included in Other Assets on the Consolidated Balance Sheets.

(d)	Included in Other Liabilities on the Consolidated Balance Sheets.

At December 31, 2012, we had derivative assets and liabilities with notional amounts of $775.1 million, which had an insignificant fair value.
Generally, we purchase interest rate cap agreements to limit floating rate exposures on securities issued in our revolving secured debt. We utilize interest rate swap agreements to convert floating rate exposures on securities issued in securitization transactions to fixed rates, thereby hedging the variability in interest expense paid.
In connection with the closing of the acquisition of the international operations from Ally Financial , we provided a loan denominated in foreign currencies (Euro, British Pound and Swedish Krona) to an acquired entity for the equivalent of $1.5 billion. We purchase foreign exchange swaps to hedge against any valuation change in the loan due to changes in foreign exchange rates.
The following table summarizes the location and amount of gains and losses on derivative instruments reported in our consolidated statement of income and comprehensive income (in millions).

	Three Months Ended	Six Months Ended
	June 30, 2013
Gain (loss) recognized in interest expense
Interest rate contracts	$(3)	$(3)
Gain (loss) recognized in operating expenses
Foreign exchange swaps	(12)	(12)
The gain/loss amounts recognized in interest expense for the three and six months ended June 30, 2012 was insignificant.
Under the terms of our derivative financial instruments, we are required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of June 30, 2013 and December 31, 2012, these restricted cash accounts totaled $14 million and $4 million, and are included in other assets on the consolidated balance sheets.

Note 9.	Fair Values of Assets and Liabilities
See Note 12 - "Fair Values of Assets and Liabilities" to the consolidated financial statements in our Form 10-K for further discussion of valuation techniques and fair value measurement levels. The fair value of our foreign exchange swaps use observable quoted prices for inputs and are considered Level 2 financial instruments.

Assets and liabilities itemized below were measured at fair value on a recurring basis, using either the market approach (i), the cost approach (ii) or the income approach (iii) (in millions):

	June 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,831			$1,831
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)			$7	7
Interest rate caps(i)		$7		7
Foreign exchange swaps(i)		17		17
Total assets	$1,831	$24	$7	$1,862
Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(iii)			$20	$20
Interest rate caps(i)		$7		7
Foreign exchange swaps(i)		3		3
Total liabilities	$	$10	$20	$30
_________________

(a)	Excludes cash in banks of $1.4 billion.

	December 31, 2012
	Fair Value Measurements Using
	Level 1
	Quoted Prices In Active Markets For Identical Assets	Assets / Liabilities At Fair Value
Assets
Money market funds(i)(a)	$1,830	$1,830
_________________

(a)	Excludes cash in banks of $228 million.

The fair value of interest rate caps and swap asset and liabilities at December 31, 2012 was insignificant.

The tables below present a reconciliation for interest rate swap agreements measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period
Total realized and unrealized gains
Included in earnings	$2	$(4)	$2	$(4)
Purchases	7	(18)	7	(18)
Settlements	(2)	2	(2)	2
Balance at end of period	$7	$(20)	$7	$(20)

	Three Months Ended		Six Months Ended
	June 30, 2012
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$2	$(2)	$2	$(6)
Settlements	(2)	2	(2)	6
Balance at end of period	$	$	$	$

Note 10.	Commitments and Contingencies
Guarantees of Indebtedness
The payments of principal and interest on our senior notes are guaranteed by AFSI. As of June 30, 2013 and December 31, 2012, the par value of our senior notes was $4.0 billion and $1.5 billion. See Note 15 - "Guarantor Consolidating Financial Statements" for further discussion.
Other Administrative Tax Matters
We accrue non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time.
In evaluating indirect tax matters, we take into consideration factors such as our historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. We reevaluate and update our accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to make expenditures for which we estimate the aggregate risk to be a range of up to $31 million.

Note 11.	Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.
We had gross unrecognized tax benefits of $80 million and $53 million at June 30, 2013 and December 31, 2012. The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $52 million and $28 million at June 30, 2013 and December 31, 2012. The increase in the gross unrecognized tax benefits is primarily due to the acquisition of the international operations. See Note 2 - "Acquisition of Ally Financial Inc. International Operations" for further discussion on the acquisition.
At June 30, 2013, we believe that it is reasonably possible that the gross unrecognized tax benefits could decrease by up to $4 million to $20 million in the next twelve months due to settlements or the expiration of statutes of limitations. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax laws and new authoritative rulings.
We recognize accrued interest and penalties associated with uncertain tax positions as a component of the income tax provision. As of June 30, 2013, accrued interest and penalties associated with uncertain tax positions were $14 million and $16 million.

During the six months ended June 30, 2013, we released $11 million in interest associated with uncertain tax positions. The interest release is primarily a result of the completion of an IRS audit as discussed below.
We have open tax years ranging from 2005 to 2012 with various U.S. federal, state and non-U.S. tax jurisdictions. Certain of our tax returns are currently under examination in these various tax jurisdictions. Since October 1, 2010, we have been included in GM's consolidated U.S. federal income tax returns. Similarly, we also file unitary, combined or consolidated state and local tax returns with GM in certain jurisdictions. We continue to file separate returns in those state, local and foreign taxing jurisdictions where filing a separate return is required. Prior to October 1, 2010, we filed income tax returns with the U.S. federal government and with various state, local and foreign jurisdictions. Our federal income tax returns for fiscal 2006 through 2010 were audited by the IRS and previously submitted to the Congressional Joint Committee on Taxation (“JCT”) for review. Pursuant to a notice dated April 10, 2013, the JCT completed its review and took no exception to the conclusions reached by the IRS. The completion of the JCT review is reflected in the June 30, 2013 financial statements and does not have a significant impact.
For taxable income recognized by us in any period beginning on or after October 1, 2010, we are obligated to pay GM for our share of the consolidated federal and state tax liabilities. Likewise, GM is obligated to reimburse us for the tax effects of net operating losses to the extent such losses could be carried back as if we had filed separate income tax returns. Amounts owed to GM for income taxes are accrued and recorded as a related party payable. Under our tax sharing arrangement with GM, amended effective April 1, 2013, payments for the tax years 2010 through 2014 are deferred for four years from their original due date, with the first payment due December 15, 2014. The total amount of deferral cannot exceed $1.0 billion. Any difference between the amounts paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes is reported in our consolidated financial statements as additional paid-in capital. As of June 30, 2013, a cumulative difference of $1 million between the amounts to be paid under our tax sharing arrangement with GM and our separate return basis used for financial reporting purposes was reported in our consolidated financial statements through additional paid-in capital. As of June 30, 2013, we have recorded related party taxes payable to GM in the amount of $644 million, representing the tax effects of income earned subsequent to the merger with GM.
Our effective income tax rate was 32.7% and 34.6% for the three and six months ended June 30, 2013. Our effective income tax rate was 37.1% and 37.5% for the three and six months ended June 30, 2012. The decrease in the effective income tax rate is primarily related to the settlement of the IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences; these decreases were offset by the tax effects of certain non-deductible transaction costs.

Note 12.	Fair Value of Financial Instruments
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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below (dollars in millions):

			June 30, 2013			December 31, 2012
		Level	Carrying Value	Estimated Fair Value		Carrying Value		Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	1	$1,757	$1,757		$1,289		$1,289
Finance receivables, net	(b)	3	22,945	23,085		10,998		11,313
Restricted cash - secured debt	(a)	1	1,398	1,398		729		729
Restricted cash - unsecured debt	(a)	1	28	28		15		15
Restricted cash - other	(a)	1	32	32		24		24
Interest rate swap agreements	(c)	3	7	7
Interest rate cap agreements purchased	(c)	2	7	7
Foreign exchange swap agreements	(c)	2	17	17
Financial liabilities:
Secured debt	(d)	2	17,548	17,605	—	9,378	—	9,526
Unsecured debt	(e)	2	5,238	5,232		1,500		1,620
Interest rate swap agreements	(c)	3	20	20
Interest rate cap agreements sold	(c)	2	7	7
Foreign exchange swap agreements	(c)	2	3	3
_________________

(a)
The carrying value of cash and cash equivalents and restricted cash is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of the consumer finance receivables in North America is estimated based upon forecasted cash flows on the receivables discounted using a pre-tax weighted average cost of capital. The fair value of the consumer finance receivables in the international operations is estimated based on forecasted cash flows on the receivables discounted using current origination rates for similar type loans. Substantially all commercial finance receivables either have variable interest rates and maturities of one year or less, or were acquired or funded within the last six months. Therefore, the carrying value is considered to be a reasonable estimate of fair value.

(c)
The fair values of the interest rate cap and swap agreements and foreign exchange swap agreements are based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using current risk-adjusted rates.

(d)
Secured debt is comprised of revolving credit facilities, publicly issued secured debt, and privately issued secured debt. For revolving credit facilities with variable rates of interest and maturities of one year or less, carrying value is considered to be a reasonable estimate of fair value. The fair value of the publicly and privately issued secured term debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be paid using current risk-adjusted rates.

(e)
The fair value of unsecured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be paid using current risk-adjusted rates.

There were no transfers of recurring fair values between levels.
The fair value of our consumer finance receivables is based on observable and unobservable inputs within a cash flow model. Those unobservable inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as our portfolio. Macroeconomic factors could affect the credit performance of our portfolio and therefore could potentially impact the assumptions used in our cash flow model.

Note 13.	Segment Reporting

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local regulations and market conditions. We evaluate our business in reporting segments based on geographic regions: the North America Segment (consisting of operations in the United States and Canada) and the International Segment (consisting of operations in all other countries). Our chief operating decision maker evaluates the operating results and performance of our business based on these reporting segments. The management of each segment is responsible for executing our strategies.
All inter-segment balances and transactions have been eliminated in consolidation.
Key operating data for our reporting segments were as follows (in millions):

	Three Months Ended June 30, 2013
	North America Segment	International Segment	Corporate	Total
Total revenue	$588	$248		$836
Operating expenses, including leased vehicle expenses	203	89		292
Provision for credit losses	81	19		100
Interest expense	91	81	$(8)	164
Acquisition and integration expenses		16		16
Income before income taxes	$213	$43	$8	$264

	Six Months Ended June 30, 2013
	North America Segment	International Segment	Corporate	Total
Total revenue	$1,128	$248		$1,376
Operating expenses, including leased vehicle expenses	391	89		480
Provision for credit losses	175	19		194
Interest expense	173	81	$(8)	246
Acquisition and integration expenses		22		22
Income before income taxes	$389	$37	$8	$434

	June 30, 2013
	North America Segment	International Segment	Corporate	Total
Finance receivables, net	$11,968	$10,977		$22,945
Total assets	$18,096	$12,489		$30,585

Note 14.	Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss is as follows (in millions):

	Six Months Ended
	June 30,
	2013	2012
Unrealized gains on cash flow hedges:
Balance at beginning of period	$	$2
Reclassification into earnings, in interest expense, net of taxes		(2)
Balance at end of period
Foreign currency translation adjustment:
Balance at beginning of period	(3)	(9)
Translation loss	(65)	(1)
Balance at end of period	(68)	(10)
Total accumulated other comprehensive loss	$(68)	$(10)

Note 15.	Guarantor Consolidating Financial Statements
The payment of principal and interest on senior notes is currently guaranteed solely by AFSI (the "Guarantor") and none of our other subsidiaries (the "Non-Guarantor Subsidiaries"). The separate financial statements of the Guarantor are not included herein because the Guarantor is a 100% owned consolidated subsidiary and is unconditionally liable for the obligations represented by the senior notes.
The consolidating financial statements present consolidating financial data for (i) General Motors Financial Company, Inc. (on a parent only basis), (ii) the Guarantor, (iii) the combined Non-Guarantor Subsidiaries, (iv) an elimination column for adjustments to arrive at the information for the parent company and our subsidiaries on a consolidated basis and (v) the parent company and our subsidiaries on a consolidated basis as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 31, 2013 and 2012.
Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$1,053	$704		$1,757
Finance receivables, net		687	22,258		22,945
Restricted cash			1,426		1,426
Property and equipment, net		4	117		121
Leased vehicles, net			2,655		2,655
Deferred income taxes	$29	(125)	216		120
Goodwill	1,095		63		1,158
Related party receivables	39		66		105
Other assets	47	32	219		298
Due from affiliates	4,241	863		(5,104)
Investment in affiliates	6,156	2,602		(8,758)
Total assets	$11,607	$5,116	$27,724	$(13,862)	$30,585
Liabilities and Shareholder's Equity
Liabilities:
Secured debt			$17,548		$17,548
Unsecured debt	$4,000		1,238		5,238
Accounts payable and accrued expenses	113	$110	269		492
Deferred income			123		123
Taxes payable	78		46		124
Related party taxes payable	644				644
Other liabilities		12	123		135
Related party payable	7		372		379
Due to affiliates	863	1,498	2,743	(5,104)
Total liabilities	5,705	1,620	22,462	(5,104)	24,683
Shareholder's equity:
Common stock			801	(801)
Additional paid-in capital	4,763	79	2,632	(2,711)	4,763
Accumulated other comprehensive loss	(68)	(4)	(48)	52	(68)
Retained earnings	1,207	3,421	1,877	(5,298)	1,207
Total shareholder's equity	5,902	3,496	5,262	(8,758)	5,902
Total liabilities and shareholder's equity	$11,607	$5,116	$27,724	$(13,862)	$30,585

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2012
(in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents		$1,252	$37		$1,289
Finance receivables, net		1,558	9,440		10,998
Restricted cash			744		744
Property and equipment, net		4	48		52
Leased vehicles, net			1,703		1,703
Deferred income taxes	$39	(28)	96		107
Goodwill	1,095		13		1,108
Related party receivables	66				66
Other assets	14	18	98		130
Due from affiliates	2,063			$(2,063)
Investment in affiliates	3,274	2,193		(5,467)
Total assets	$6,551	$4,997	$12,179	$(7,530)	$16,197
Liabilities and Shareholder's Equity
Liabilities:
Secured debt			$9,378		$9,378
Unsecured debt	$1,500				1,500
Accounts payable and accrued expenses	22	$90	105		217
Deferred income			70		70
Taxes payable	91	4	(2)		93
Related party taxes payable	559				559
Other liabilities			1		1
Due to affiliates		1,669	394	$(2,063)
Total liabilities	2,172	1,763	9,946	(2,063)	11,818
Shareholder's equity:
Common stock			570	(570)
Additional paid-in capital	3,459	79	123	(202)	3,459
Accumulated other comprehensive (loss) income	(3)	(11)	13	(2)	(3)
Retained earnings	923	3,166	1,527	(4,693)	923
Total shareholder's equity	4,379	3,234	2,233	(5,467)	4,379
Total liabilities and shareholder's equity	$6,551	$4,997	$12,179	$(7,530)	$16,197

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$30	$617		$647
Leased vehicle income			136		136
Other income	$35	83	81	$(146)	53
Equity in income of affiliates	187	158		(345)
	222	271	834	(491)	836
Costs and expenses
Salaries and benefits		54	62		116
Other operating expenses	(5)	(24)	104		75
Total operating expenses	(5)	30	166		191
Leased vehicle expenses			101		101
Provision for loan losses		60	40		100
Interest expense	50	54	206	(146)	164
Acquisition and integration expenses			16		16
	45	144	529	(146)	572
Income before income taxes	177	127	305	(345)	264
Income tax (benefit) provision	(1)	(13)	100		86
Net income	$178	$140	$205	$(345)	$178

Comprehensive income	$119	$146	$150	$(296)	$119

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2012
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors		Eliminations	Consolidated
Revenue
Finance charge income		$34	$370			$404
Leased vehicle income			66			66
Other income	$11	47	66		$(107)	17
Equity in income of affiliates	141	170			(311)
	152	251	502		(418)	487
Costs and expenses
Salaries and benefits		48	23			71
Other operating expenses	4	(33)	51			22
Total operating expenses	4	15	74			93
Leased vehicle expenses			51			51
Provision for loan losses		68	(6)			62
Interest expense	14	42	115		(107)	64
	18	125	234	—	(107)	270
Income before income taxes	134	126	268		(311)	217
Income tax (benefit) provision	(3)	(14)	97			80
Net income	$137	$140	$171		$(311)	$137

Comprehensive income	$130	$140	$155		$(295)	$130

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$69	$993		$1,062
Leased vehicle income			243		243
Other income	$49	124	128	$(230)	71
Equity in income of affiliates	300	304		(604)
	349	497	1,364	(834)	1,376
Costs and expenses
Salaries and benefits		102	88		190
Other operating expenses	(2)	(49)	160		109
Total operating expenses	(2)	53	248		299
Leased vehicle expenses			181		181
Provision for loan losses		127	67		194
Interest expense	71	89	316	(230)	246
Acquisition and integration expenses			22		22
	69	269	834	(230)	942
Income before income taxes	280	228	530	(604)	434
Income tax (benefit) provision	(4)	(27)	181		150
Net income	$284	$255	$349	$(604)	$284

Comprehensive income	$219	$262	$288	$(550)	$219

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2012
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Revenue
Finance charge income		$69	$693		$762
Leased vehicle income			119		119
Other income	$22	110	155	$(250)	37
Equity in income of affiliates	259	319		(578)
	281	498	967	(828)	918
Costs and expenses
Salaries and benefits		97	47		144
Other operating expenses	8	(57)	96		47
Total operating expenses	8	40	143		191
Leased vehicle expenses			92		92
Provision for loan losses		128	(18)		110
Interest expense	29	100	248	(250)	127
	37	268	465	(250)	520
Income before income taxes	244	230	502	(578)	398
Income tax (benefit) provision	(5)	(28)	182		149
Net income	$249	$258	$320	$(578)	$249

Comprehensive income	$246	$258	$317	$(575)	$246

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$86	$184	$431		$701
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(2,695)	(4,222)	$3,105	(3,812)
Principal collections and recoveries on consumer finance receivables		1	3,053		3,054
Proceeds from sale of consumer finance receivables, net		3,105		(3,105)
Funding of commercial finance receivables, net		(2,065)	(7,807)	1,467	(8,405)
Collections of commercial finance receivables		985	7,038		8,023
Proceeds from sale of commercial finance receivables, net		1,467		(1,467)
Purchases of leased vehicles, net			(1,176)		(1,176)
Proceeds from termination of leased vehicles			84		84
Acquisition of international operations, net of cash on hand	(2,547)	(863)	440	863	(2,107)
Purchases of property and equipment			(4)		(4)
Change in restricted cash			(158)		(158)
Change in other assets		(10)	8		(2)
Net change in investment in affiliates	(29)	(97)		126
Net cash (used in) provided by investing activities	(2,576)	(172)	(2,744)	989	(4,503)
Cash flows from financing activities:
Borrowings and issuance of secured debt	1,100		7,985		9,085
Payments on secured debt	(1,100)		(5,907)		(7,007)
Borrowings on unsecured debt	2,500		522		3,022
Payments on unsecured debt			(633)		(633)
Repayment of debt to Ally Financial			(1,416)		(1,416)
Capital contribution from parent	1,300				1,300
Debt issuance costs	(29)		(34)		(63)
Net capital contribution to subsidiaries			130	(130)
Net change in (due from) due to affiliates	(1,281)	(211)	2,354	(862)
Net cash (used in) provided by financing activities	2,490	(211)	3,001	(992)	4,288
Net increase (decrease) in cash and cash equivalents		(199)	688	(3)	486
Effect of foreign exchange rate changes on cash and cash equivalents			(21)	3	(18)
Cash and cash equivalents at beginning of period		1,252	37		1,289
Cash and cash equivalents at end of period	$	$1,053	$704	$	$1,757

GENERAL MOTORS FINANCIAL COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012
(unaudited, in millions)

	General Motors Financial Company, Inc.	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$94	$98	$390		$582
Cash flows from investing activities:
Purchases of consumer finance receivables, net		(2,870)	(2,748)	$2,748	(2,870)
Principal collections and recoveries on consumer finance receivables			2,040		2,040
Proceeds from sale of consumer finance receivables, net		2,748		(2,748)
Funding of commercial finance receivables, net		(173)			(173)
Collections of commercial finance receivables		46			46
Purchases of leased vehicles, net			(621)		(621)
Proceeds from termination of leased vehicles			18		18
Purchases of property and equipment		(1)	(5)		(6)
Change in restricted cash			235		235
Change in other assets	(7)	29	(4)		18
Net change in investment in affiliates		2,210		(2,210)
Net cash (used in) provided by investing activities	(7)	1,989	(1,085)	(2,210)	(1,313)
Cash flows from financing activities:
Borrowings and issuance of secured debt			5,063		5,063
Payments on secured debt			(3,929)		(3,929)
Debt issuance costs			(23)		(23)
Net capital contribution to subsidiaries			(2,210)	2,210
Net change in (due from) due to affiliates	(87)	(1,694)	1,781
Net cash (used in) provided by financing activities	(87)	(1,694)	682	2,210	1,111
Net increase (decrease) in cash and cash equivalents		393	(13)		380
Effect of foreign exchange rate changes on cash and cash equivalents
Cash and cash equivalents at beginning of period		500	72		572
Cash and cash equivalents at end of period	$	$893	$59	$	$952

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
GM Financial is a global provider of automobile finance solutions, and we operate in the market as the wholly-owned captive finance subsidiary of our parent, GM. As a result of the acquisition of the international operations, we conduct our business generally in two segments, in North America and internationally in Europe and Latin America. The North American segment includes operations in the United States and Canada. The international segment includes operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, France, Portugal, Chile, Colombia, and Mexico. Upon the closing of the acquisition of the remaining portions of the international operations we will conduct business in Brazil and in China (through an equity interest in GMAC-SAIC), and these will be included in our international segment.
North America
Consumer
Our automobile finance programs in North America include sub-prime lending and full spectrum leasing. Our sub-prime lending program is designed to serve customers who have limited access to automobile financing through banks and credit unions. Our typical borrowers have experienced prior credit difficulties or have limited credit histories and generally have credit bureau scores ranging from 500 to 700. We generally charge higher rates than those charged by banks and credit unions and we also expect to sustain a higher level of defaults than these other automobile financing sources.
Our full spectrum leasing product is offered through GM franchised dealers and targets prime and sub-prime consumers leasing new GM vehicles. We seek to provide competitive alternatives to existing marketplace lease offerings in GM franchised dealers.
As a primarily indirect auto finance provider, we focus our marketing activities on automobile dealerships. We are selective in choosing the dealers with whom we conduct business and primarily pursue GM and non-GM manufacturer franchised dealerships with new and used car operations and a limited number of independent dealerships. We generally finance new GM vehicles, moderately-priced new vehicles from other manufacturers, and later-model, low-mileage used vehicles.
Our origination platform provides specialized focus on marketing our financing programs and underwriting loans and leases. Responsibilities are segregated so that the sales group markets our programs and products to our dealer customers, while the underwriting group focuses on underwriting, negotiating and closing loans and leases. Our sales and underwriting groups are further segregated with separate teams servicing GM dealers and non-GM dealers, allowing us to continue efficient service for our non-GM dealers under the “AmeriCredit” brand while providing GM-franchised dealers the broader loan, lease and commercial lending products we offer under the “GM Financial” brand.
We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases consisting of data which we have collected over 20 years of operating history. Credit scoring is used to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract pricing and structure. In addition to our proprietary credit scoring system, we utilize other underwriting guidelines in our underwriting process to help us further evaluate the credit risk of our consumer financing activities.
Our servicing activities include collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining the security interest in the financed vehicle, monitoring physical damage insurance coverage of the financed vehicle, and arranging for the repossession of financed vehicles, liquidation of collateral and pursuit of deficiencies when appropriate. Our activities also include managing an end-of-term process for consumers purchasing or returning leased vehicles.
Commercial
In April 2012 and March 2013, we launched our U.S. and Canadian commercial lending platforms to further support our GM-franchised dealerships and their affiliates. Our commercial lending offerings consist of loans to finance the purchase of vehicle inventory, also known as wholesale or floorplan financing, as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate.
Each dealer is assigned a risk rating based on various factors, including, but not limited to, collateral analysis, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The risk rating indicates the pricing for and guides the management of the account. We monitor the level of borrowing under each dealer's account daily. Our commercial loan servicing activities include dealership customer service, account maintenance, exception processing, credit line monitoring and adjustment and insurance monitoring.
International
We utilize a “dealer-centric” approach offering a broad portfolio of products and services to promote one-stop shopping and help dealers more easily grow their business.
Consumer
We primarily employ an indirect-to-consumer model similar to the one we use in North America. Our consumer lending programs focus on financing prime quality consumers purchasing GM new vehicles. In many of the countries in which we operate, we also offer financial leases and a lease/retail hybrid product that includes a balloon payment at expiration where the consumer may elect to pay, refinance or return the vehicle. We also offer finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage. We finance primarily new automobiles, although we also finance used automobiles. In most of the countries in which we operate, similar to our underwriting process in North America, we utilize a proprietary credit scoring system to differentiate consumer credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor loan and lease pricing and structure.
Commercial
Commercial products offered to dealer customers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans. Other commercial products include fleet financing and storage center financing. In addition, we provide training to dealer employees to help them maximize the value of these finance and insurance products. We utilize a proprietary underwriting system for commercial lending that has been refined through decades of experience in managing economic cycles. This process involves assigning a risk rating to each dealer based on our due diligence of various factors, including, but not limited to, collateral analysis, capital sufficiency, operating performance, financial outlook and credit and payment history, if available. The underwriting processes are performed in commercial lending centers located in Mexico and Germany, the management of which operates independently of in-country sales and servicing operations.
Financing
We primarily finance our loan, lease and commercial origination volume through the use of our secured and unsecured bank lines, through public and private securitization transactions where such markets are developed and, to a lesser extent in Latin America, through public financing programs including the issuance of commercial paper and other financing programs. Additionally, in Europe, a portion of our operations are funded through an intercompany loan to our European entities.
We seek to fund our international operations through local sources of funding to minimize currency and country risk. As such, the mix of funding sources varies from country to country, based on the characteristics of our receivables and the relative development of debt capital and securitization markets in each country. Our Latin American operations are entirely funded locally. Our European operations obtain most of their funding from local sources, but also borrow funds from affiliated companies, including us.
In addition to our bank lines and securitization programs, GM provides us with financial resources through a tax sharing agreement, which effectively defers up to $1.0 billion in taxes that we would otherwise be required to pay to GM over time, and through the $600 million GM Related Party Credit Facility.
Additionally, we have a sub-limit of $4.0 billion available to borrow under our secured GM Revolving Credit Facility. Our borrowings under this facility are limited by GM's ability to also borrow under the facility. If we borrow under this facility, we expect such borrowings would be short-term in nature and, except in extraordinary circumstances, would not be used to fund our operating activities in the ordinary course of business.

RESULTS OF OPERATIONS
As a result of our acquisition of the international operations, the results of our operations for the periods presented are not comparable and, therefore, there is no narrative discussion with respect to the international operations included below. We have presented the quantitative information regarding the results of our operations in a tabular format in order to clearly show the impact of the international operations acquisition during the periods presented for 2013. Narrative discussion is included below to address the results of our operations attributable only to our North America segment for the comparable periods presented. This narrative discussion is not, however, reflective of our entire business. The remainder of the difference between our total results in each category of our results of operations and the corresponding period in 2012 is solely attributable to our acquisition of the international operations.
Three Months Ended June 30, 2013 as compared to
Three Months Ended June 30, 2012
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Three Months Ended
	June 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Average consumer finance receivables	$11,323	$6,957	$18,280	$10,238	$1,085	10.6%
Average commercial finance receivables	1,059	3,515	4,574	56	1,003	n.m.
Average finance receivables	12,382	10,472	22,854	10,294	2,088	20.3%
Average leased vehicles, net	2,410	7	2,417	1,231	1,179	95.8
Average earning assets	$14,792	$10,479	$25,271	$11,525	$3,267	28.3%
____________________
n.m.= not meaningful
Average consumer finance receivables increased $1.1 billion from June 30, 2012 to June 30, 2013, primarily as a result of loan originations for the past twelve months in excess of portfolio liquidation through payments and defaults. We purchased $1.4 billion of North American consumer finance receivables for the three months ended June 30, 2013 and 2012. The average new consumer loan size increased to $21,796 for the three months ended June 30, 2013 from $21,583 for the three months ended June 30, 2012. The average annual percentage rate for consumer finance receivables purchased during the three months ended June 30, 2013 decreased to 13.1% from 14.0% during the three months ended June 30, 2012. The increase in average new loan size and the decrease in average annual percentage rate is primarily the result of an increase in loans to finance new cars under the GM subvention program. Such loans are typically made for higher amounts, and with lower annual percentage rates.
Average commercial finance receivables increased $1.0 billion from June 30, 2012 to June 30, 2013 primarily due to the introduction of our commercial lending platform in April 2012 and the growth in the portfolio since that time. We funded $1.3 billion and $0.2 billion of North American commercial finance receivables for the three months ended June 30, 2013 and 2012, respectively.
Average leased vehicles, net, increased $1.2 billion from June 30, 2012 to June 30, 2013. We purchased $834 million and $394 million of leased vehicles for the three months ended June 30, 2013 and 2012, respectively. The increase leased vehicles purchased was in support of GM's overall increase in market penetration in leases.

Revenue:
Revenues were as follows (dollars in millions:)

	Three Months Ended
	June 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Finance charge income:
Consumer finance receivables	$426	$143	$569	$403	$23	5.7%
Commercial finance receivables	9	69	78	1	8	n.m.
Leased vehicle income	134	2	136	66	68	103.0
Other income	18	35	53	17	1	5.9%
____________________
n.m.= not meaningful
Finance charge income on consumer finance receivables increased by 5.7% to $426 million for the three months ended June 30, 2013, from $403 million for the three months ended June 30, 2012, primarily due to the 10.6% increase in average consumer finance receivables offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 15.1% for the three months ended June 30, 2013, from 15.8% for the three months ended June 30, 2012. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield. The difference between the effective yield and the contractual rates will decrease as the pre-acquisition portfolio amortizes.
Leased vehicle income increased by 103.0% to $134 million for the three months ended June 30, 2013 from $66 million for the three months ended June 30, 2012, due to the increased size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Three Months Ended
	June 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Operating expenses(a)	$109	$82	$191	$93	$16	17.2%
Leased vehicle expenses	99	2	101	51	48	94.1
Provision for loan losses	81	19	100	62	19	30.6
Interest expense(a)	104	60	164	64	40	62.5
Acquisition and integration expenses		16	16
____________________
(a) 2013 amounts do not reflect segment allocation adjustments, and therefore do not agree to amounts presented in Note 13 - "Segment Reporting."
Operating Expenses
Operating expenses were $109 million for the three months ended June 30, 2013, compared to $93 million for the three months ended June 30, 2012. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. These expenses represented 76.8% and 76.7% of total operating expenses for the three months ended June 30, 2013 and 2012.
Operating expenses as an annualized percentage of average earning assets decreased to 3.0% from 3.2% for the three months ended June 30, 2013 and 2012, due to efficiency gains resulting from the increase in average earning assets.

Leased Vehicle Expenses
Leased vehicle expenses increased by 94.1% to $99 million for the three months ended June 30, 2013, from $51 million for the three months ended June 30, 2012 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the consumer finance receivables portfolio. The provision for loan losses recorded for the three months ended June 30, 2013 and 2012 reflects inherent losses on receivables originated during these periods and changes in the amount of inherent losses on post-acquisition finance receivables originated in prior periods. The provision for consumer loan losses increased to $80 million for the three months ended June 30, 2013 from $62 million for the three months ended June 30, 2012, as a result of the increase in the size of the consumer finance receivables portfolio and as a result of normalizing credit trends. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.3% and 3.6% for the three months ended June 30, 2013 and 2012.
The provision for loan losses on commercial finance receivables was $1 million for the three months ended June 30, 2013.
Interest Expense
Interest expense increased to $104 million for the three months ended June 30, 2013, from $64 million for the three months ended June 30, 2012. The increase was primarily as a result of an increase in average debt outstanding to $14.3 billion for the three months ended June 30, 2013, from $8.9 billion for three months ended June 30, 2012. Our effective rate of interest on our debt was 2.9% for the three months ended June 30, 2013 and 2012.
Acquisition and Integration Expenses
Acquisition and integration expenses for the three months ended June 30, 2013 of $16 million primarily represent advisory, legal and professional fees and other costs related to the acquisition of the international operations and the pending acquisition of Ally Financial's auto finance and financial services operations in Brazil and China.
Taxes
Our consolidated effective income tax rate was 32.7% and 37.1% for the three months ended June 30, 2013 and 2012. The decrease in the effective income tax rate is primarily related to the settlement of the IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences; these decreases were offset by the tax effects of certain non-deductible transaction costs.
Foreign Currency Translation Adjustment
Consolidated Foreign currency translation adjustment of $59 million and $5 million for the three months ended June 30, 2013 and 2012, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our international currency denominated assets related to the change in the U.S. dollar to the related international currency conversion rates during the three months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013 as compared to
Six Months Ended June 30, 2012
Average Earning Assets:
Average earning assets were as follows (dollars in millions):

	Six Months Ended
	June 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Average consumer finance receivables	$11,200	$3,615	$14,815	$10,030	$1,170	11.7%
Average commercial finance receivables	882	1,725	2,607	32	850	n.m.
Average finance receivables	12,082	5,340	17,422	10,062	2,020	20.1%
Average leased vehicles, net	2,150	4	2,154	1,100	1,050	95.5%
Average earning assets	$14,232	$5,344	$19,576	$11,162	$3,070	27.5%
____________________
n.m.= not meaningful
Average consumer finance receivables increased $1.2 billion from June 30, 2012 to June 30, 2013, primarily as a result of loan originations for the past twelve months in excess of portfolio liquidation through payments and defaults. We purchased $ 2.7 billion and $2.9 billion of North American consumer finance receivables for the six months ended June 30, 2013 and 2012, respectively. The average new consumer loan size increased to $21,429 for the six months ended June 30, 2013 from $21,147 for the six months ended June 30, 2012. The average annual percentage rate for consumer finance receivables purchased during the six months ended June 30, 2013 decreased to 13.4% from 14.3% during the six months ended June 30, 2012. The increase in average new loan size and the decrease in average annual percentage rate is primarily the result of an increase in loans to finance new cars under the GM subvention program. Such loans are typically made for higher amounts, and with lower annual percentage rates.
Average commercial finance receivables increased $0.9 billion from June 2012 to June 2013, primarily due to the introduction of our commercial lending platform in April 2012 and the growth in the portfolio since that time. We funded $2.4 billion and $0.2 billion of North American commercial finance receivables for the six months ended June 30, 2013 and 2012, respectively.
Average leased vehicles, net, increased $1.1 billion from June 30, 2012 to June 30, 2013. We purchased $1.5 billion and $778 million of leased vehicles for the six months ended June 30, 2013 and 2012, respectively. The increase leased vehicles purchased was in support of GM's overall increase in market penetration in leases.
Revenue:
Revenues were as follows (dollars in millions:)

	Six Months Ended
	June 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Finance charge income
Consumer finance receivables	$835	$143	$978	$761	$74	9.7%
Commercial finance receivables	15	69	84	1	14	n.m.
Lease vehicle income	241	2	243	119	122	102.5
Other income	36	35	71	37	(1)	(2.7)
____________________
n.m.= not meaningful
Finance charge income on consumer finance receivables increased by 9.7% to $835 million for the six months ended June 30, 2013, from $761 million for the six months ended June 30, 2012, primarily due to the 11.7% increase in average consumer finance receivables offset by a decrease in effective yield. The effective yield on our consumer finance receivables decreased to 15.0% for the six months ended June 30, 2013, from 15.2% for the six months ended June 30, 2012. The effective yield represents finance charges and fees recorded in earnings during the period as a percentage of average consumer finance receivables. The effective yield, as a percentage of average consumer finance receivables, is higher than the contractual rates of our auto finance contracts because the effective yield includes, in addition to the contractual rates and fees, the impact of excess cash flows transferred from non-accretable difference to accretable yield. The difference between the effective yield and the contractual rates will decrease as the pre-acquisition portfolio amortizes.
Leased vehicle income increased by 102.5% to $241 million for the six months ended June 30, 2013 from $119 million for the six months ended June 30, 2012, due to the increased size of the leased asset portfolio.
Costs and Expenses:
Costs and expenses were as follows (dollars in millions):

	Six Months Ended
	June 30,				2013 vs. 2012 Change
	2013			2012	Amount	%
	North America	International	Total	North America	North America
Operating expenses(a)	$217	$82	$299	$191	$26	13.6%
Leased vehicle expenses	179	2	181	92	87	94.6
Provision for loan losses	175	19	194	110	65	59.1
Interest expense(a)	186	60	246	127	59	46.5
Acquisition and integration expense		22	22
____________________
(a) 2013 amounts do not reflect segment allocation adjustments, and therefore do not agree to amounts presented in Note 13 - "Segment Reporting."
Operating Expenses
Operating expenses were $217 million for the six months ended June 30, 2013, compared to $191 million for the six months ended June 30, 2012. Our operating expenses are predominantly related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes and represented 72.8% and 75.6% of total operating expenses for the six months ended June 30, 2013 and 2012.
Operating expenses as an annualized percentage of average earning assets decreased to 3.1% from 3.4% for the six months ended June 30, 2013 and 2012 due to efficiency gains resulting from the increase in average earning assets.
Leased Vehicle Expenses
Leased vehicle expenses increased by 94.6% to $179 million for the six months ended June 30, 2013, from $92 million for the six months ended June 30, 2012 due to the increased size of the leased asset portfolio. Our leased vehicle expenses are predominantly related to depreciation of leased assets.
Provision for Loan losses
Provisions for consumer finance receivable loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of consumer finance receivables. The provision for loan losses recorded for the six months ended June 30, 2013 and 2012 reflects inherent losses on post-acquisition receivables originated during these periods and changes in the amount of inherent losses on consumer finance receivables originated in prior periods. The provision for consumer loan losses increased to $169 million for the six months ended June 30, 2013 from $110 million for the six months ended June 30, 2012, as a result of the increase in the size of the consumer finance receivables portfolio and as a result of normalizing credit trends. As an annualized percentage of average post-acquisition consumer finance receivables, the provision for loan losses was 3.6% and 3.5% for the six months ended June 30, 2013 and 2012.
The provision for loan losses on commercial finance receivables was $6 million for the six months ended June 30, 2013.

Interest Expense
Interest expense increased to $186 million for the six months ended June 30, 2013, from $127 million for the six months ended June 30, 2012. The increase was primarily as a result of an increase in average debt outstanding to $12.8 billion for the six months ended June 30, 2013, from $8.8 billion for six months ended June 30, 2012. Our effective rate of interest on our debt was 2.9% for both the six months ended June 30, 2013 and 2012.
Acquisition and Integration Expenses
Acquisition and integration expenses for the six months ended June 30, 2013 of $22 million primarily represent advisory, legal and professional fees and other costs related to the acquisition of international operations and the pending acquisition of Ally Financial's auto finance and financial services operations in Brazil and China.
Taxes
Our consolidated effective income tax rate was 34.6% and 37.5% for the six months ended June 30, 2013 and 2012. The decrease in the effective income tax rate is primarily related to the settlement of the IRS audit as well as the acquisition of the international operations, which resulted in income in jurisdictions with lower tax rates and other permanent differences; these decreases were offset by the tax effects of certain non-deductible transaction costs.
Foreign Currency Translation Adjustment
Consolidated foreign currency translation adjustment losses of $65 million and $1 million for the six months ended June 30, 2013 and 2012, were included in other comprehensive loss. The translation adjustment is due to the change in the value of our international currency denominated assets related to the change in the U.S. dollar to the related international currency conversion rates during the six months ended June 30, 2013 and 2012.
CREDIT QUALITY
Consumer Finance Receivables
In North America, we primarily provide financing in relatively high-risk markets, and therefore anticipate a corresponding high level of delinquencies and charge-offs. In the international operations, the consumer financing we provide is generally prime lending and considered lower-risk; therefore we expect correspondingly lower levels of delinquencies and charge-offs.
The following tables present certain data related to the consumer finance receivables portfolio (dollars in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America
Pre-acquisition consumer finance receivables - outstanding balance	$1,432	$1,305	$2,737	$2,162
Pre-acquisition consumer finance receivables - carrying value	$1,279	$1,272	$2,551	$1,958
Post-acquisition consumer finance receivables, net of fees	9,947	5,933	15,880	8,831
	11,226	7,205	18,431	10,789
Less: allowance for loan losses	(415)	(8)	(423)	(345)
Total consumer finance receivables, net	$10,811	$7,197	$18,008	$10,444
Number of outstanding contracts	736,422	694,158	1,430,580	740,814
Average amount of outstanding contract (in dollars)(a)	$15,452	$10,427	$13,014	$14,839
Allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees	4.2%	0.1%	2.7%	3.9%
_________________

(a)
Average amount of outstanding contract consists of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees, divided by number of outstanding contracts.

The North America allowance for loan losses as a percentage of post-acquisition consumer finance receivables, net of fees has increased due to lower average credit scores on originations during 2013 when compared to 2012 and prior years. The International Operations allowance was eliminated in purchase accounting at the acquisition dates. As a result, the allowance at June 30, 2013 represents an estimate of losses inherent in only the receivables originated since the acquisition date. The allowance for losses for the International segment will grow over time as the post-acquisition loan balance grows. However, the allowance for losses for the International segment is expected to be much less than that for the North America segment due to the higher credit quality of their originations.
Delinquency
The following is a summary of the contractual amounts of consumer finance receivables, which is not materially different than recorded investment, that are (i) more than 30 days delinquent, not yet in repossession, and (ii) in repossession, but not yet charged off (dollars in millions):

	June 30,
	2013					2012
	North America	Percent of Contractual Amount Due	International	Total	Percent of Contractual Amount Due	North America	Percent of Contractual Amount Due
31 - 60 days	$601	5.3%	$44	$645	3.4%	$428	4.1%
Greater - than 60 days	208	1.8	45	253	1.4	158	1.5
	809	7.1	89	898	4.8	586	5.6
In repossession	31	0.3	4	35	0.2	25	0.3
	$840	7.4%	$93	$933	5.0%	$611	5.9%
An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Our target customer base in North America is predominantly sub-prime; therefore, a relatively high percentage of accounts become delinquent at some point in the life of a loan and there is a high rate of account movement between current and delinquent status in the portfolio.
Delinquencies in North America increased from 4.1% at June 30, 2012 to 5.3% at June 30, 2013, consistent with a greater concentration of loans with lower average credit scores at June 30, 2013 and due to normalizing credit trends. Our customer base in our international operations is primarily prime; therefore, delinquency levels are much lower.
Deferrals
Due to the lower-risk nature of the consumer base in the international operations portfolio, it is unnecessary to offer deferrals as frequently as in the North American portfolio, which leads to the overall level of deferrals in the international operations portfolio to be immaterial. Therefore, the following information regarding deferrals is presented with regard to consumer finance receivables in North America only.
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
Due to the nature of our consumer base in North America and policies and guidelines of the deferral program, which policies and guidelines have not changed materially in several years, approximately 50% to 60% of accounts historically comprising the North America consumer finance portfolio receive a deferral at some point in the life of the account.
An account for which all delinquent payments are deferred or paid in a deferment transaction is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.
Contracts receiving a payment deferral as an average quarterly percentage of average consumer finance receivables outstanding were 6.3% and 5.3% for the three months ended June 30, 2013 and 2012 and 6.1% and 5.3% for the six months ended June 30, 2013 and 2012.

The following is a summary of deferrals in North America as a percentage of consumer finance receivables outstanding:

	June 30, 2013	December 31, 2012
Never deferred	76.6%	77.8%
Deferred:
1-2 times	19.7	18.1
3-4 times	3.7	4.1
Total deferred	23.4	22.2
Total	100.0%	100.0%
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
Changes in deferment levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods and cash flow forecasts for loans classified as troubled debt restructurings ("TDRs") used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.
Troubled Debt Restructurings
See Note 4 - "Finance Receivables" to our consolidated financial statements in this Form 10-Q for further discussion of TDRs.
Credit Losses - non-GAAP measure
We analyze portfolio performance of both the pre- and post-acquisition finance receivables portfolios on a combined basis. This information allows us and investors the ability to analyze credit loss trends in the combined portfolio. Additionally, information on credit losses, on a combined basis, facilitates comparisons of current and historical results.
The following is a reconciliation of charge-offs on the post-acquisition portfolio to credit losses on the combined portfolio (in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America(a)	International	Total	North America(a)
Charge-offs	$116		$116	$53
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	36	$5	41	65
Total credit losses	$152	$5	$157	$118
_________________

(a)	Total credit losses on the North American portfolio is comprised of the sum of repossession credit losses and mandatory credit losses.

	Six Months Ended
	June 30,
	2013			2012
	North America(a)	International	Total	North America(a)
Charge-offs	$248		$248	$104
Adjustments to reflect write-offs of the contractual amounts on the pre-acquisition portfolio	89	$5	94	168
Total credit losses	$337	$5	$342	$272
_________________

(a)	Total credit losses on the North American portfolio is comprised of the sum of repossession credit losses and mandatory credit losses.
The following table presents credit loss data (which includes charge-offs on the post-acquisition portfolio and write-offs of contractual amounts on the pre-acquisition portfolios) with respect to our consumer finance receivables portfolio (dollars in millions):

	Three Months Ended
	June 30,
	2013			2012
	North America	International(a)	Total	North America
Repossession credit losses	$151	$5	$156	$119
Less: recoveries	(94)		(94)	$(80)
Mandatory credit losses(b)	1		1	$(1)
Net credit losses	$58	$5	$63	$38
Net annualized credit losses as a percentage of average consumer finance receivables(c):	2.1%	0.3%	1.4%	1.5%
Recoveries as a percentage of gross repossession credit losses:	62.2%			67.7%

	Six Months Ended
	June 30,
	2013			2012
	North America	International(a)	Total	North America
Repossession credit losses	$339	$5	$344	$278
Less: recoveries	(208)		(208)	(174)
Mandatory credit losses(b)	(2)		(2)	(6)
Net credit losses	$129	$5	$134	$98
Net annualized credit losses as a percentage of average consumer finance receivables(c):	2.3%	0.3%	1.8%	2.0%
Recoveries as a percentage of gross repossession credit losses:	61.2%			62.6%
_________________

(a)	International operations net credit losses included in repossession credit losses represent the write-down of receivables to net realizable value, net of any recovery payments received.

(b)
Mandatory credit losses represent accounts 120 days delinquent in the post-acquisition portfolio that are charged off in full, with no recovery amounts realized at time of charge-off, net of any subsequent recoveries as well as the net write-down of consumer finance receivables in repossession to the net realizable value of the repossessed vehicle when the repossessed vehicle is legally available for sale.

(c)	Average consumer finance receivables are defined as the average daily receivable balance excluding the carrying value adjustment.
While the accounting related to charge-offs has been impacted by the application of purchase accounting related to acquisitions, the dollar amount and percentage of net credit losses is comparable between the pre-acquisition and the post-acquisition portfolios. Net credit losses as a percentage of average consumer finance receivables outstanding may vary from period to period based upon the average credit scores in the portfolio which reflects our underwriting strategies and risk tolerance, the average age or seasoning of the portfolio and economic conditions.

Commercial Finance Receivables
The following table presents certain data related to the commercial finance receivables portfolio (dollars in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America
Commercial finance receivables, net of fees	$1,169	$3,792	$4,961	$560
Less: allowance for loan losses	(12)	(12)	(24)	(6)
Total commercial finance receivables, net	$1,157	$3,780	$4,937	$554
Number of dealers	208	2,443	2,651	101
Average carrying amount per dealer	$6	$2	$2	$5
Commercial finance receivables are assessed for impairment and any required allowance for credit losses is recorded based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. For receivables where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. At June 30, 2013, there were no outstanding commercial finance receivables classified as TDRs.
There were no charge-offs of commercial finance receivables during the six months ended June 30, 2013. The accrual of finance charge income has been suspended on $20 million of commercial finance receivables (based on contractual amount due) as of June 30, 2013.
At June 30, 2013 99.6% of our commercial finance receivables were current with respect to payment status.
Leased Vehicles
At June 30, 2013 and 2012, 99.2% and 99.7% of our leases were current with respect to payment status. Leased vehicles returned as a result of a default were $5 million and $1 million for the three months ended June 30, 2013 and 2012 and $9 million and $2 million for the six months ended June 30, 2013 and 2012.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, borrowings under secured and unsecured debt, collections and recoveries on finance receivables and issuances of senior notes and other debt securities. Our primary uses of cash are purchases of consumer finance receivables and leased vehicles, the funding of commercial finance receivables, acquisitions, repayment of secured and unsecured debt, funding credit enhancement requirements for secured facilities, operating expenses and interest costs.
We used cash of $3.8 billion and $2.9 billion for the purchase of consumer finance receivables and finance leases during the six months ended June 30, 2013 and 2012. We used cash of $8.4 billion and $0.2 billion for the funding of commercial finance receivables during the six months ended June 30, 2013 and 2012. We used cash of $1.2 billion and $0.6 billion for the purchase of leased vehicles during the six months ended June 30, 2013 and 2012. These purchases were funded initially utilizing cash and borrowings on our secured and unsecured credit facilities. Subsequently, our strategy is to obtain long-term financing for finance receivables and leased vehicles through securitization transactions, most notably in North America, but also in certain other countries where the debt capital and securitization markets are sufficiently developed, such as in Mexico, Germany and the United Kingdom.
In the three months ended June 30, 2013, in connection with the acquisition of certain of Ally Financial's European and Latin American automotive finance operations, we received a capital contribution from GM of $1.3 billion and utilized $2.6 billion of our own liquidity.

Liquidity
Our available liquidity consists of the following (in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1,757	$1,289
Borrowing capacity on unpledged eligible assets	1,648	1,349
Borrowing capacity on committed unsecured lines of credit	76
Borrowing capacity on GM Related Party Credit Facility	600	300
	$4,081	$2,938
The increase in liquidity is due primarily to the following: (i) the issuance of $2.5 billion in senior unsecured notes, (ii) a capital contribution from GM of $1.3 billion, (iii) the addition of $773 million in cash and borrowing capacity available to the international operations, (iv) the addition of new warehouse facilities to fund our North American commercial lending finance receivables and (v) a $300 million increase in the capacity of our GM Related Party Credit Facility, offset by $2.5 billion in consideration paid to date in the international operations acquisition and $1.4 billion in payment of loans that were assumed as part of the international operations acquisition. Our current level of liquidity is considered sufficient to meet our obligations.
We have the ability to borrow up to $4.0 billion against GM's three-year $5.5 billion secured revolving credit facility. Our borrowings under the facility are limited by GM's ability to borrow the entire amount available under the facility. Therefore we may be able to borrow up to $4.0 billion or may be unable to borrow depending on GM's borrowing activity. If we do borrow under the facility we expect such borrowings would be short-term in nature. Neither we, nor any of our subsidiaries, guarantee any obligations under this facility and none of our subsidiaries' assets secure this facility.
Credit Facilities
In the normal course of business, in addition to using our available cash, we utilize borrowings under our credit facilities, which may be secured and structured as securitizations, or may be unsecured, and we repay these borrowings as appropriate under our cash management strategy.
As of June 30, 2013, credit facilities consist of the following (in millions):

Facility Type	Facility Amount	Advances Outstanding
Revolving consumer asset secured facilities(a)	$8,279	$2,991
Revolving commercial asset secured facilities(b)	3,290	2,483
Total secured	11,569	5,474
Unsecured committed facilities	205	129
Unsecured uncommitted facilities(c)		1,109
Total unsecured	205	1,238
GM Related Party Credit Facility	600
	$12,374	$6,712
_________________

(a)	Includes revolving credit facilities backed by consumer finance receivables and leases.

(b)	Includes revolving credit facilities backed by loans to dealers, primarily for floorplan financing.

(c)
The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them; therefore, we do not include available capacity on these facilities in our liquidity. We had $367 million in unused borrowing capacity on these facilities as of June 30, 2013.

See Note 6 - "Debt" to our consolidated financial statements in this Form 10-Q for further discussion of the terms of our revolving credit facilities.
We are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of our secured credit facilities. Additionally, our secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict our ability to obtain additional borrowings under these agreements and/or remove us as servicer. As of June 30, 2013, we were in compliance with all covenants in our credit facilities.
Term Financing
We seek to finance our consumer finance receivables through public and private term securitization transactions, most notably in North America, but also in certain other countries where the debt capital and securitization markets are sufficiently developed, such as in Germany and the United Kingdom. The proceeds from the transactions were primarily used to repay borrowings outstanding under our revolving credit facilities.
A summary of securitization notes payable is as follows (in millions):

Year of Transaction	Maturity Date (a)			Original Issuance Amounts			Note Balance At June 30, 2013
2007	June 2018			$70			$72
2009	January 2016	-	July 2017	227	-	$725	110
2010	July 2017	-	October 2018	200	-	850	901
2011	July 2018	-	December 2019	520	-	1,000	2,342
2012	June 2019	-	July 2020	800	-	1,300	5,147
2013	July 2020	-	December 2020	690	-	1,100	3,548
Total active securitizations							12,120
Acquisition accounting premium							(24)
							$12,096
_________________

(a)	Maturity dates represent legal final maturity of issued notes. The notes are expected to be paid based on amortization of the finance receivables pledged.
Our securitizations utilize special purpose entities which are also VIE's that meet the requirements to be consolidated in our financial statements. See Note 7 - "Variable Interest Entities" to our consolidated financial statements in this Form 10-Q for further discussion.
FORWARD-LOOKING STATEMENTS
This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "likely," "should," "estimate," "continue," "future" and/or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission ("the Commission"), including our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2012. It is advisable not to place undue reliance on our forward-looking statements. We undertake no obligation to, and do not, publicly update or revise any forward-looking statements, except as required by federal securities laws, whether as a result of new information, future events or otherwise.
The following factors are among those that may cause actual results to differ materially from historical results or from the forward-looking statements:

•	our ability to close the acquisition of the remaining portions of Ally Financial's international operations and integrate the international operations into our business successfully;
•changes in general economic and business conditions;

•	GM's ability to sell new vehicles in the markets we serve in North America, Europe and Latin America that we finance;
•interest rate and currency fluctuations;
•our financial condition and liquidity, as well as future cash flows and earnings;
•competition;

•	the effect, interpretation or application of new or existing laws, regulations, court decisions and accounting pronouncements;
•the availability of sources of financing;

•the level of net charge-offs, delinquencies and prepayments on the loans and leases we originate;
•the viability of GM-franchised dealers that are commercial loan customers;
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
There have been no significant changes in our exposure to interest rate risk since December 31, 2012. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

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
The CEO and CFO, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation, they have concluded that the disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On April 1, 2013, we acquired all of Ally Financial's auto finance and financial services operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, the Netherlands, Greece, Spain, Chile, Colombia and Mexico. On June 1, 2013, we acquired Ally Financial's auto finance and financial services operations in France and Portugal. These operations collectively represent a change that may have materially affected our internal control over financial reporting during the quarter end June 30, 2013. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the international operations. We are currently in the process of integrating the internal controls and procedures of the international operations, including a preliminary assessment of internal controls over financial reporting, with our North American operations, which may materially affect our internal control over financial reporting. We have yet to conclude whether to exclude the international operations from our December 31, 2013 assessment of and report on internal control over financial reporting, but may elect to do so, particularly due to the fact that the acquisition of the international operations in Brazil is not expected to close until the fourth quarter of 2013 at the earliest. Other than the operations acquired, there have been no other changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On April 1, 2013, we completed a transaction under which we acquired Ally Financial's equity interests in its top-level holding companies that comprise substantially all of Ally Financial's auto finance and financial services business in Europe other than in France and Portugal and Latin America other than Brazil, pursuant to the Purchase and Sale Agreement entered into on November 21, 2012.  On June 1, 2013 we completed the acquisition of Ally Financial's auto finance and financial services business in France and Portugal. As a result of these transactions, we now have operations outside of North America and these operations are exposed to additional risks that could affect them such as the following:

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
In addition, in connection with the May 2013 offering of senior notes, we described additional risks as set forth on Exhibit 99.3 to the Current Report on Form 8-K dated and filed on May 6, 2013 and incorporated herein by reference.

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

General Motors Financial Company, Inc.
(Registrant)

Date:	July 30, 2013	By:	/S/ CHRIS A. CHOATE
(Signature)
Chris A. Choate
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

Exhibit 31.1

I, Daniel E. Berce, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the six months ended June 30, 2013 (this “report”);

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

(4)
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have: (i) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (ii) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (iii) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (iv) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5)
The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Company's auditors and to the Audit Committee of the Company's Board of Directors (or persons performing equivalent functions): (i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: July 30, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

I, Chris A. Choate, certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q of General Motors Financial Company, Inc. (the "Company") for the six months ended June 30, 2013 (this “report”);

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

(4)
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and we have: (i) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (ii) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (iii) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (iv) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

(5)
The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Company's auditors and to the Audit Committee of the Company's Board of Directors (or persons performing equivalent functions): (i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: July 30, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Daniel E. Berce, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 30, 2013

/s/ Daniel E. Berce
Daniel E. Berce
President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906
OF SARBANES-OXLEY ACT OF 2002

I, Chris A. Choate, do hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 30, 2013

/s/ Chris A. Choate
Chris A. Choate
Executive Vice President, Chief
Financial Officer and Treasurer